Form 10-Q
period 2004-10-02
PLY GEM HOLDINGS INC
filed 2004-11-16
CIK 1284807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 2, 2004

                                       or

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         For the transition period from _____________ to _____________.

                       Commission File Number: 333-114041


                            PLY GEM HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

            Delaware                             3089                    20-0645710
(State or other jurisdiction of      (Primary Standard Industrial     (I.R.S. Employer
 incorporation or organization)       Classification Code Number)   Identification No.)

                   ------------------------------------------

                               185 Platte Clay Way
                             Kearney, Missouri 64060

        Registrant's telephone number, including area code: 800-800-2244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [_]  No [X]

As of November 15, 2004, there were 100 shares of common stock, $0.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

                                                                                Combined              Consolidated
                                                                          ----------------------   --------------------
                                                                               Post-Nortek
                                                                            Recapitalization
                                                                           Ply Gem Industries,           Ply Gem
                                                                                  Inc.               Holdings, Inc.
                                                                          ----------------------   --------------------
                                                                            December 31, 2003        October 2, 2004
                                                                          ----------------------   --------------------
                                                                          (Amounts in thousands, except share and per
                                                                                         share amounts)
                                                                                                           (Unaudited)
                                    ASSETS

CURRENT ASSETS:
Unrestricted cash and cash equivalents....................................$              8,517    $            20,540
Restricted cash and cash equivalents......................................               1,538                      -
Accounts receivable, less allowances of $8,695 and $8,314, respectively ..              45,236                 92,262
INVENTORIES
   Raw materials..........................................................              19,075                 27,729
   Work in process .......................................................               3,648                  4,391
   Finished goods ........................................................              21,413                 30,829
                                                                                       -------              ---------
                                                                                        44,136                 62,949
Prepaid expenses and other current assets ................................               5,280                  8,157
Deferred income taxes ....................................................               8,392                  2,520
                                                                                       -------              ---------
     Total current assets.................................................             113,099                186,428
PROPERTY AND EQUIPMENT:
Land......................................................................               7.395                  2,578
Buildings and improvements ...............................................              37,200                 18,912
Machinery and equipment ..................................................              88,745                104,154
                                                                                       -------              ---------
                                                                                       133,340                125,644
Less accumulated depreciation ............................................             (10,524)               (10,992)
                                                                                       -------              ---------
     Total property and equipment, net ...................................             122,816                114,652
OTHER ASSETS:
Goodwill .................................................................             219,977                551,583
Intangible assets, less accumulated amortization of $3,837 and $12,845,
    respectively..........................................................              44,363                155,951
Other ....................................................................               3,113                 49,511
                                                                                       -------              ---------
     Total other assets ..................................................             267,453                757,045
                                                                                       -------              ---------
                                                                          $            503,368    $         1,058,125
                                                                                       =======              =========

                   LIABILITES AND STOCKHOLDERS' EQUITY / PARENT COMPANY DEFICIT

CURRENT LIABILITIES:
Current maturities of long-term debt .....................................$              1,136    $             2,350
Account payable ..........................................................              18,876                 45,951
Accrued expenses and taxes ...............................................              32,452                 53,449
                                                                                       -------              ---------
    Total current liabilities ............................................              52,464                101,750
Deferred income taxes ....................................................              25,323                 33,994
Other long term liabilities ..............................................              30,119                 31,330
Long-term debt, less current maturities ..................................             423,161                699,587
STOCKHOLDERS' EQUITY / PARENT COMPANY DEFICIT:
Preferred stock $.01 par, 100 shares authorized, none issued and outstanding                 -                      -
Common stock $.01 par, 100 shares authorized, issued and outstanding......                   -                      -
Additional paid-in-capital ...............................................                   -                173,291
Retained earnings ........................................................                   -                 18,803
Accumulated other comprehensive loss......................................                   -                   (630)
Parent Company Deficit ...................................................             (27,699)                     -
                                                                                       -------              ---------
       Total Stockholders' Equity / Parent Company Deficit ...............             (27,699)               191,464
                                                                                       -------              ---------
                                                                          $            503,368    $         1,058,125
                                                                                       =======              =========

------------------------
See accompanying notes.

                    PLY GEM HOLDINGS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         For the Three Months Ended
                                                                ---------------------------------------------
                                                                    Post-Nortek
                                                                  Recapitalization
                                                                      Combined              Consolidated
                                                                  ----------------          ------------
                                                                  October 4, 2003          October 2, 2004
                                                                ---------------------    --------------------
                                                                           (Amounts in thousands)
NET SALES ...............................................       $         156,549        $       178,732
 Costs and Expenses:
 Cost of products sold ..................................                 114,496                 132,657
 Selling, general and administrative expense ............                  19,492                  19,723
 Amortization of intangible assets ......................                   1,072                   1,974
                                                                          -------                 -------
                                                                          135,060                 154,354
                                                                          -------                 -------
 Operating earnings .....................................                  21,489                  24,378
 Foreign currency gain ..................................                      -                    1,596
 Interest expense .......................................                  (8,638)                (10,332)
 Investment income ......................................                      49                      61
                                                                          -------                 -------
 Income before provision for income taxes ...............                  12,900                  15,703
 Provision for income taxes .............................                   5,000                   6,101
                                                                          -------                 -------
 Net income .............................................       $           7.900        $          9,602
                                                                          =======                 =======

    See accompanying notes.

                    PLY GEM HOLDINGS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Combined
                                           ------------------------------------------------------------
                                              Pre-Nortek            Post-Nortek Recapitalization             Consolidated
                                           Recapitalization         Ply Gem               Ply Gem              Ply Gem
                                               Ply Gem            Industries,        Industries, Inc.       Holdings, Inc.
                                           Industries, Inc.          Inc.             January 1, 2004      January 23, 2004
                                           January 1, 2003        January 10,         to February 11,     to October 2, 2004
                                            to January 9,           2003 to                2004
                                                 2003           October 4, 2003
                                           ----------------     ---------------      ----------------     ------------------
                                                                        (Amounts in thousands)
NET SALES .............................    $          8,824     $       410,147      $        40,612      $         404,507
COSTS AND EXPENSES:
Cost of products sold .................               7,651             308,259               33,611                303,872
Selling, general and administrative
   expense ............................               1,529              56,977                8,345                 45,413
Amortization of intangible assets .....                  70               3,130                  201                  3,000
                                                     ------               ------              ------                 ------
                                                      9,250             368,366               42,157                352,285
                                                     ------               ------              ------                 ------
Operating earnings (loss) .............                (426)              41,781              (1,545)                52,222
Foreign currency gain .................                   -                   -                    -                  1,596
Interest expense ......................                (976)            (24,733)              (3,684)               (23,356)
Investment income .....................                   2                 152                   29                     81
                                                     ------               ------              ------                 ------
Income (loss) before provision
    (benefit) for income taxes ........              (1,400)              17,200              (5,200)                30,543
Provision (benefit) for income taxes ..                (500)               6,600              (1,850)                11,740
                                                     ------               ------              ------                 ------
Net income (loss) .....................    $           (900)    $         10,600     $        (3,350)     $          18,803
                                                     ======               ======              ======                 ======

    See accompanying notes.

                    PLY GEM HOLDINGS INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                     Combined
                                             ------------------------------------------------------------
                                                Pre-Nortek          Post-Nortek Recapitalization             Consolidated
                                             Recapitalization       Ply Gem               Ply Gem              Ply Gem
                                                 Ply Gem          Industries,        Industries, Inc.       Holdings, Inc.
                                             Industries, Inc.        Inc.             January 1, 2004      January 23, 2004
                                             January 1, 2003      January 10,         to February 11,     to October 2, 2004
                                              to January 9,         2003 to                2004
                                                   2003         October 4, 2003
                                             ----------------   ---------------      ----------------     ------------------
                                                                        (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) .....................      $           (900)  $        10,600      $       (3,350)      $          18,803
ADJUSTMENTS TO RECONCILE NET
   INCOME (LOSS) TO CASH PROVIDED
   BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization expense                     327            10,827                1,373                 10,334
Non-cash write-off of inventory .......                     -             1,387                    -                  1,974
Non-cash interest expense, net ........                     6               176                   26                  2,111
Non-cash gain on foreign currency .....                     -                 -                    -                 (1,596)
Deferred income taxes .................                   400               800                   71                  1,027
CHANGES IN OPERATING ASSETS AND
   LIABILITIES, NET OF EFFECTS FROM
   ACQUISITIONS:
Accounts receivable, net ..............                (1,548)          (26,032)               1,869                (27,043)
Inventories ...........................                 1,012              (624)              (3,224)                (2,245)
Prepaid expenses and other current
   assets .............................                   190               967                 (260)                 2,512
Accounts payable ......................                 1,736             9,311                7,765                  8,874
Accrued expenses and taxes ............                   618             1,070               (3,120)                13,497
Other .................................                    12            (2,233)                 498                      -
                                                     --------          --------             --------               --------
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES ............                 1,853             6,249                1,648                 28,248
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..................                  (349)           (5,920)                (718)                (3,477)
Change in restricted cash .............                     1                (7)               1,118                      -
Proceeds from sale leaseback ..........                     -                 -                    -                 36,000
Payment for acquisitions, net of cash
   acquired............................                     -                 -                    -               (881,298)
Other .................................                    36                 5                   (5)                     -
                                                     --------          --------             --------               --------
   NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES ............                  (312)           (5,922)                 395               (848,775)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt ..........                     -                 -                    -                690,934
Payments on long-term debt ............                   (45)           (1,188)                 (89)               (16,874)
Net transfers to Nortek, Inc.  ........                (4,661)            3,797               (7,362)                     -
Equity contribution ...................                     -                 -                    -                167,007
                                                     --------          --------             --------               --------
   NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES ............                (4,706)            2,609               (7,451)               841,067
                                                     --------          --------             --------               --------
Net (decrease) increase in cash and
   cash equivalents ...................                (3,165)            2,936               (5,408)                20,540
Cash and cash equivalents at the
   beginning of the period ............                 6,893             3,728                8,517                      -
                                                     --------          --------             --------               --------
Cash and cash equivalents at the
   end of the period ..................      $          3,728   $         6,664      $         3,109   $             20,540
                                                     ========          ========             ========               ========

    See accompanying notes.

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and the combined financial statements of Ply Gem Industries, Inc. and CWD Windows and Doors ("Ply Gem Industries, Inc." or "Ply Gem") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from January 1, 2004 through February 11, 2004 and January 23, 2004 through October 2, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

The condensed combined balance sheet at December 31, 2003 has been derived from the audited combined financial statements of Ply Gem Industries, Inc. at that date but does not include all of the information and footnotes required by generally accepted accounting principles for completed financial statements.

The Company's fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter. Therefore the financial results of certain fiscal quarters will not be exactly comparable to the prior and subsequent fiscal quarters.

Ply Gem Holdings, Inc., a wholly owned subsidiary of Ply Gem Investment Holdings, Inc., was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. from Nortek (the "Acquisition"). The Acquisition was completed on February 12, 2004, as Nortek sold Ply Gem Industries, Inc., to Ply Gem Holdings, Inc., an affiliate of Caxton-Iseman Capital, Inc., pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc. and Nortek, Inc. and WDS LLC dated as of December 19, 2003, as amended (the "Purchase Agreement"). Prior to February 12, 2004, the date of the Acquisition, Ply Gem Holdings, Inc. had no operations and Ply Gem Industries, Inc. was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek, Inc. (collectively with subsidiaries "Nortek").

On August 27, 2004 Ply Gem Industries, Inc. acquired all of the outstanding shares of capital stock of MWM Holding, Inc., ("MWM Holding"), in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding, Inc., and the selling stockholders. The accompanying financial statements include the operating results of MWM Holding for the period of August 27, 2004 through October 2, 2004. In connection with MW Acquisition, the Company's phantom stock plan was modified to accelerate the vesting term as defined in the related grants. This modification resulted in a new measurement date for existing grants under the plan. However, notwithstanding the new measurement date, no additional compensation expense is required to be recorded.

The accompanying financial statements include the consolidated results of operations for the period from January 23, 2004 to October 2, 2004 and consolidated financial position for Ply Gem Holdings, Inc. and Subsidiaries (the "Company" or "Ply Gem") as of October 2, 2004, and the combined results of operations of Ply Gem Industries, Inc. for the periods from January 1, 2004 to February 11, 2004, January 1, 2003 to January 9, 2003, and January 10, 2003 to October 4, 2003, and results of operations for the three month periods ending October 2, 2004 and October 4, 2003. The periods presented during calendar 2004 provide the combined operating results of Ply Gem Industries, Inc. from the beginning of the year, January 1, 2004, until the date of Acquisition, February 12, 2004 (see Note 2), as well as from the date of inception of Ply Gem Holdings, Inc., January 23, 2004, through the end of the third quarter, October 2, 2004.

The periods presented during calendar 2003 provide the combined operating results of Ply Gem Industries, Inc. from the beginning of the year, January 1, 2003 until January 9, 2003. On January 9, 2003, Nortek

Holdings was acquired by certain affiliates and designees of Kelso & Company L.P. and certain members of Nortek management in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. dated as of June 20, 2002, (the "Recapitalization"). The period from January 10, 2003 until October 4, 2003 is presented in the accompanying consolidated and combined financial statements as "post-recapitalization".

Nortek accounted for the Recapitalization as a purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), which resulted in a new valuation for the assets and liabilities of Nortek Holdings and its subsidiaries based upon fair values as of the date of the Recapitalization. As allowed under SEC Staff Accounting Bulletin No. 54, "Push Down Basis of Accounting Required in Certain Limited Circumstances", Ply Gem Industries, Inc. reflected certain applicable purchase accounting adjustments recorded by Nortek Holdings in the combined Ply Gem Industries, Inc. financial statements as of December 31, 2003 and for the period from January 10, 2003 through the end of the third quarter, October 4, 2003.

Ply Gem is a diversified manufacturer of residential and commercial building products, which are sold, primarily in the United States and Canada, and include a wide variety of products for the residential and commercial construction, the do-it-yourself and the professional remodeling and renovation markets.

PRINCIPLES OF CONSOLIDATION AND COMBINATION

The consolidated and combined financial statements include the accounts of Ply Gem Holdings, Inc. and its subsidiaries, all of which are wholly owned, after the elimination of intercompany accounts and transactions.

ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of these consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods. Certain of the Company's accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable for their interim and year-end reporting requirements. These judgments are based on the Company's historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company's judgments, the results could be materially different from the Company's estimates.

RECOGNITION OF SALES AND RELATED COSTS, INCENTIVES AND ALLOWANCES

The Company recognizes sales upon the shipment of their products net of applicable provisions for discounts and allowances. The customer takes title upon shipment and assumes the risks and rewards of ownership of the product. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed upon with the Company's various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. The Company also provides for estimates of warranty, bad debts and shipping costs at the time of sale. Shipping and warranty costs are included in cost of products sold. Bad debt provisions are included in selling, general and administrative expense. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts.

CASH EQUIVALENTS

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

The Company has classified as restricted cash and cash equivalents in the accompanying consolidated and combined balance sheets certain investments and marketable securities that are not fully available for use in their operations. The amount of restricted cash is determined by the existing liabilities on our municipal bonds. At October 2, 2004 there was no restricted cash balance.

INVENTORIES

Inventories in the accompanying consolidated and combined balance sheets are valued at the lower of cost or market. At October 2, 2004 and December 31, 2003, approximately $11,778,000 and $10,097,000 of total inventories, respectively, were valued on the last-in, first-out method ("LIFO"). Under the first-in, first-out method ("FIFO") of accounting, such inventories would have been approximately $982,000 lower at October 2, 2004, and $402,000 higher at December 31, 2003. All other inventories were valued under the FIFO method. In connection with both LIFO and FIFO inventories, the Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:

      Buildings and improvements                        10-35 years
      Machinery and equipment, including leases         3-15 years
      Leasehold improvements                            term of lease

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized.

INTANGIBLE ASSETS, GOODWILL AND OTHER LONG-LIVED ASSETS

The Company applies SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"), to its intangible and other long-lived assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets but does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets.

The Company accounts for acquired goodwill and intangible assets in accordance with SFAS No. 141. Purchase accounting required by SFAS No. 141 involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill (see Note 2). For significant acquisitions, the Company values items such as property, plant and equipment and acquired intangibles based upon appraisals and determines the value of assets and liabilities associated with pension, supplemental executive retirement and post retirement benefit plans based upon actuarial studies.

The Company applies SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") to goodwill and intangible assets. Under this statement, goodwill and intangible assets determined to have an indefinite useful life are no longer amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. All other intangible assets are amortized over their estimated useful lives and are evaluated for impairment in accordance with the provisions of SFAS No. 144.

After the Acquisition, intangible assets consist principally of patents, trademarks, customer relationships, and software costs which are amortized on the straight-line basis over a weighted average remaining estimated useful life of approximately 13 years. As of October 2, 2004, the gross carrying amount of these patents, trademarks and customer relationship assets was $12,000,000, $51,794,000 and $103,000,000, respectively. Accumulated amortization of these assets was approximately $479,000, $1,055,000, and $9,617,000, respectively. The remaining amount attributable to capitalized software costs is not material. Amortization expense for the three month period ended October 2, 2004 was $1,974,000. Amortization expense for the period from January 23, 2004 through October 2, 2004 was $3,000,000. Estimated aggregate amortization for the remainder of 2004 and five succeeding fiscal years is $1,468,000, $6,022,000, $6,022,000, $6,022,000, $6,022,000, and $6,022,000.

Prior to the Acquisition, yet subsequent to the Recapitalization, intangible assets consisted principally of patents, trademarks and customer relationships, which were amortized on a straight-line basis over a weighted average remaining estimated useful life of approximately 13 years.

INSURANCE LIABILITIES

The Company records insurance liabilities and related expenses for health, workers' compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of their policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. The Company relies heavily on historical trends and, in certain cases, actuarial calculations when determining the appropriate insurance reserves to record in the consolidated and combined balance sheet for a substantial portion of their workers compensation and general and product liability losses. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.

INCOME TAXES

Prior to the Acquisition on February 12, 2004, Nortek was responsible for the preparation and filing of all income tax returns and the remittances of federal and state payments on behalf of the Company and its subsidiaries. Accordingly, for U.S. federal income tax purposes, the Company's results of operations were included in the consolidated federal income tax returns of Nortek. The U.S. Subsidiaries file unitary, combined and separate state income tax returns. CWD Windows was included in the Canadian income tax return of BNC (a subsidiary of Nortek) and transferred to BNC their share of the Canadian income tax due and payable. After February 12, 2004, U.S. federal income tax returns will be prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of the group. The Company and Ply Gem Investment Holdings, Inc. have executed a tax sharing agreement pursuant to which tax liabilities for each respective party are computed on a stand-alone basis. U.S. subsidiaries will continue to file unitary, combined and separate state income tax returns. CWD Windows will file a separate Canadian income tax return.

The Company accounts for deferred income taxes using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes" ("SFAS No. 109"), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company's consolidated and combined financial statements and the amounts included in the Company's federal and state income tax returns be recognized in the balance sheet. The amounts recorded reflect estimates of what the final amounts will be when the actual federal, state and foreign income tax returns are filed for that fiscal year. Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future. SFAS No. 109 requires balance sheet classification of current and long-term deferred income tax assets and liabilities based upon the classification of the underlying asset or liability that gives rise to a temporary difference.

COMMITMENTS AND CONTINGENCIES

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes (see Note 6).

RELATED PARTY TRANSACTIONS

Included in the combined statement of operations in selling, general and administrative expense are parent company corporate charges of approximately $4,700,000 and $100,000 for the periods from January 10, 2003 to October 4, 2003, and from January 1, 2003 to January 9, 2003, and approximately $300,000 for the period from January 1, 2004 to February 11, 2004, respectively, related to accounting, legal, insurance, treasury and other management services provided by Nortek, which have been allocated based upon a combination of the specific identification method and as a percentage of the Company's net sales to Nortek's consolidated net sales. In the opinion of the Company's management, this method of allocating such costs is reasonable. Included in interest expense is approximately $3,499,000, $23,603,000, and $942,000, for the periods from January 1, 2004 to February 11, 2004, January 10, 2003 to October 4, 2003, and from January 1, 2003 to January 9, 2003, respectively, related to interest owed to a subsidiary which was wholly owned by Nortek.

The Company has accrued a management fee to be paid to its majority stockholder, Caxton-Iseman Capital, Inc. of approximately $1,298,000 for the period from January 23, 2004 to October 2, 2004, and of approximately $603,000 for the three month period ended October 2, 2004.

FOREIGN CURRENCY

The Company's Canadian subsidiary utilizes the Canadian dollar as its functional currency. For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at year-end. Net sales and expenses are translated using average exchange rates in effect during the period. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive loss in the accompanying consolidated and combined balance sheets.

STOCK OPTIONS

On February 12, 2004, Ply Gem Investment Holdings, Inc.'s Board of Directors adopted the 2004 Stock Option Plan (the Plan) providing for grants of up to 148,050 shares of Ply Gem Investment Holdings, Inc.'s common stock under nonqualified stock options. Employees of Ply Gem Investment Holdings, Inc. or any majority-owned subsidiary are eligible for awards, as specified in the Plan's agreement. Ply Gem Investment Holdings, Inc.'s Board of Directors or Compensation Committee retains the right to select the grantees and set the term of each award, which may not be more than ten years. Ply Gem Investment Holdings, Inc.'s Board of Directors also has the power to determine the terms of the awards granted, including the number of shares subject to each award and other matters as specified in the Plan agreement. Generally, the exercise price of an option must be at least the estimated fair market value of a share as of the grant date. Awards generally vest over five years from the date of grant.

For the period January 1, 2003 through January 9, 2003 and for the period January 23, 2004 through October 2, 2004, the Company accounted for its stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                              Ply Gem                Ply Gem
                                                           Holdings, Inc.        Holdings, Inc.
                                                         January 23, 2004 -   For the three months
                                                          October 2, 2004             ended
                                                         ------------------     October 2, 2004
                                                                              --------------------
                                                                  (AMOUNTS IN THOUSANDS)
Net income as reported                                   $         18,803     $           9,602
Deduct:  Total  stock-based  employee   compensation
expense  determined under fair-value  method for all
awards, net of tax effects                                           (11)                    (5)
                                                         ---------------      -----------------
Pro forma net income                                     $        18,792      $           9,597
                                                         ===============      =================

In connection with the Acquisition, all of the outstanding Class A Common Stock options issued by Nortek to Ply Gem Industries, Inc. employees were cancelled.

OTHER NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 applied immediately to variable interest entities created after January 31, 2003 and for existing variable interest entities no later than the end of the first annual reporting period beginning after December 15, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated and combined financial statements.

CONCENTRATION OF CREDIT RISK

The accounts receivable balance related to one customer was approximately $14,811,000 and $6,324,000 at October 2, 2004 and December 31, 2003,
respectively.

2.       PURCHASE ACCOUNTING

On February 12, 2004, Ply Gem Holdings, Inc. purchased Ply Gem Industries, Inc. from Nortek, Inc. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Ply Gem Industries, Inc. and its subsidiaries based upon fair values as of the date of the purchase. The purchase price, including approximately $4,275,000 of value attributed to Ply Gem Industries, Inc. employees' forfeited Nortek stock options, was allocated to the assets and liabilities based on their relative fair values. The Company allocated the purchase price of the net assets acquired based on its estimates of the fair value of assets and liabilities as follows:

                                                              (IN THOUSANDS)
                                                             -----------------
         Other current assets, net of cash                   $         77,310
         Inventories                                                   50,675
         Property, plant and equipment                                116,815
         Trademarks/Tradenames                                         25,900
         Patents                                                       12,000
         Customer relationships                                        16,000
         Goodwill                                                     380,040
         Other assets                                                  30,595
         Current liabilities                                          (42,817)
         Assumed indebtedness                                         (29,473)
         Other liabilities                                            (80,411)
                                                             -----------------
         Purchase price, net of cash acquired                $        556,634
                                                             ================


On August 27, 2004 Ply Gem Industries, Inc. acquired all of the outstanding shares of capital stock of MWM Holding, Inc. in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding, Inc., and the selling stockholders (the "MW Acquisition"). The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of MWM Holding Inc. and its subsidiaries based upon fair values as of the date of the purchase. The purchase price, including approximately $2,009,000 of value attributed to MWM Holding, Inc. employees' forfeited MWM Holding, Inc. stock options, was allocated to the assets and liabilities based on their relative fair values. The Company allocated the purchase price of the net assets acquired based on its estimates of the fair value of assets and liabilities as follows:

                                                              (IN THOUSANDS)
                                                             -----------------
         Other current assets, net of cash                   $         21,630
         Inventories                                                   13,767
         Property, plant and equipment                                 38,563
         Trademarks/Tradenames                                         25,894
         Customer relationships                                        79,126
         Goodwill                                                     171,543
         Other assets                                                  14,559
         Current liabilities                                          (24,924)
         Other liabilities                                             (9,210)
                                                             -----------------
         Purchase price, net of cash acquired                $        330,948
                                                             ================

We have estimated the fair value of our assets and liabilities, as of the MW Acquisition date, utilizing information available at the time our consolidated financial statements were prepared. These estimates are subject to refinement until all pertinent information has been obtained.

Unaudited pro forma results of operations for the periods January 1, 2003 to January 9, 2003, January 10, 2003 to October 4, 2003, January 1, 2004 to February 11, 2004, January 23, 2004 to October 2, 2004, and for the three month periods ended October 4, 2003 and October 2, 2004, as if both purchases had occurred at the beginning of the period is as follows:

                               January 1, 2003    January 10, 2003      January 1, 2004       January 23, 2004
                                      to                 to                   to                     to
                               January 9, 2003     October 4, 2003     February 11, 2004      October 2, 2004
                               ---------------     ---------------     -----------------      ---------------
                                                           (AMOUNTS IN THOUSANDS)
   Net sales                   $        14,761     $       584,299     $          67,757      $       587,149
   Net income (loss)                      (331)             21,418                (3,187)              30,471

                                 Three months           Three months
                                     ended                 ended
                                October 4, 2003       October 2, 2004
                                ---------------       ---------------
                                       (AMOUNTS IN THOUSANDS)
   Net sales                    $       223,952       $       223,101
   Net income                            15,840                11,501




3.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

                                        January 1, 2003    January 10, 2003      January 1, 2004      January 23, 2004
                                                to                 to                   to                     to
                                        January 9, 2003     October 4, 2003     February 11, 2004      October 2, 2004
                                        ---------------     ---------------     -----------------      ---------------
                                                           (AMOUNTS IN THOUSANDS)
Net income (loss)                       $          (900)    $        10,600     $          (3,350)     $        18,803
Foreign currency translation adjustment             152               1,527                  (375)                (630)
Minimum pension liability adjustment                  -                 294                     -                    -
Unrealized loss on marketable
securities                                            -                  (5)                    -                    -
                                             ----------         -----------          ------------          -----------
Comprehensive income (loss)             $          (748)    $        12,416     $          (3,725)     $        18,173
                                             ==========         ===========          ============          ===========


                                                For the three months ended
                                            October 2, 2004     October 4, 2003
                                            ---------------     ---------------
                                                  (Amounts in thousands)

Net income (loss)                           $         9,602     $         7,900
Foreign currency translation adjustment                (514)                 66
Minimum pension liability adjustment                      -                (125)
Unrealized loss on marketable securities                  -                  90
                                                 ----------          ----------
Comprehensive income                        $         9,088     $         7,931
                                                 ==========          ==========

4.       LONG-TERM DEBT

Long-term debt in the accompanying consolidated and combined balance sheets at October 2, 2004 and December 31, 2003 consists of the following:

                                                           October 2, 2004         December 31, 2003
                                                           ---------------         -----------------
                                                                     (AMOUNTS IN THOUSANDS)
  Senior term loan facility                                $       310,000         $             -
  Senior revolver credit facility                                   18,000                       -
  Senior subordinated notes                                        360,333                       -
  Notes payable to a wholly owned subsidiary of Nortek                   -                 394,735
  Mortgage notes and bonds payable                                   6,604                  22,503
  Capital lease and other borrowings                                 7,000                   7,059
                                                                   701,937                 424,297
  Less current maturities                                            2,350                   1,136
                                                                ----------              ----------
                                                           $       699,587         $       423,161
                                                                ==========              ==========

In connection with the Ply Gem Acquisition, the Company entered into new senior credit facilities with a syndicate of financial institutions and institutional lenders. The senior credit facilities provide for senior secured financing of up to $255.0 million, consisting of $190.0 million of term loan facilities with a maturity of seven years that were drawn in full in connection with the consummation of the Acquisition and a $65.0 million revolving loan facility, including a letter of credit subfacility and a $10.0 million swingline subfacility, with a maturity of five years. The term loan facilities have two tranches, a $160.0 million tranche under which Ply Gem Industries, Inc. is the borrower, and a $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower. The senior credit facilities permit us to incur up to $50.0 million in additional term loans under the term loan facilities (including through additional tranches of term loans) which will have the benefit of the guarantees, and the collateral, described below. Such an increase in the term loan facilities will occur at our option if certain conditions are satisfied, including meeting our financial covenants, a senior leverage ratio on a pro forma basis and receipt of commitments from lenders for such additional amount.

Subsequent to the Acquisition, we amended and restated our senior credit facilities on March 3, 2004, to increase our U.S. term loan facility from $160.0 million to $170.0 million and reduce our revolving credit facility from $65.0 million to $55.0 million.

In connection with the MW Acquisition, we entered into an amendment to our senior credit facilities, which increased by $15.0 million our revolving credit facility and added an additional term loan facility in the amount of $111.0 million. At closing, we borrowed the entire amount under the new term loan facility and an additional $6.0 million under the revolving credit facility to fund the MW Acquisition and pay related costs and expenses.

The interest rates applicable to loans under our new senior credit facilities will be, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement.

Our senior credit facilities (following amendments) require scheduled quarterly payments on the term loan facilities of $500,000 beginning in the quarter ended July 3, 2004 and for the next 23 calendar quarters thereafter, and payments of $47,000,000 on June 30, 2010, September 30, 2010, and December 30, 2010 and
$158,000,000 on the maturity date, allocated pro rata between the three tranches.

The indebtedness of the U.S. borrower (Ply Gem Industries, Inc.) under our senior credit facilities is guaranteed by Ply Gem Holdings, Inc., and all of our existing and future direct and indirect subsidiaries, subject to exceptions for foreign subsidiary guarantees of the U.S. borrower's obligations to the extent such guarantees are prohibited by applicable law or would result in materially adverse tax consequences and other exceptions. The indebtedness of the Canadian borrower under our senior credit facilities is guaranteed by Ply Gem Holdings, Inc., the U.S. borrower and all of the Canadian borrower's future direct and indirect subsidiaries and is effectively guaranteed by all subsidiaries guaranteeing the U.S. borrower's obligations under our senior credit facilities. All indebtedness under our senior credit facilities is secured, subject to certain exceptions, by a perfected first priority pledge of all of our equity interests and those of our direct and indirect subsidiaries, and, subject to certain exceptions, perfected first priority security interests in, and mortgages on, all tangible and intangible assets (including, without limitation, accounts receivable, inventory, equipment, general intangibles, inter-company notes, insurance policies, investment property, intellectual property, certain real property, cash and proceeds of the foregoing); provided that all tangible and intangible assets of the Canadian borrower and its subsidiaries are pledged to secure debt only of the Canadian borrower.

Our senior credit facilities require that we comply on a quarterly basis with certain financial covenants, including a minimum interest coverage ratio test, a maximum leverage ratio test and a maximum capital expenditures level.

Concurrently with the Ply Gem Acquisition, Ply Gem Industries, Inc. issued $225.0 million aggregate principal amount of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc. Subsequently, in connection with the MW Acquisition Ply Gem Industries, Inc. issued an additional $135.0 million of its 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc. Ply Gem Holdings Inc. is a holding company and has no operations. Under the terms of the indenture governing the 9% notes, there are restrictions on the ability of Ply Gem Industries, Inc. to dividend or distribute cash or property to Ply Gem Holdings Inc.

The table that follows is a summary of maturities of all of the Company's long-term debt obligations due in each fiscal year after October 2, 2004:
(AMOUNTS IN THOUSANDS)


                 2004                                           $    2,350
                 2005                                                2,360
                 2006                                                2,376
                 2007                                                2,392
                 2008                                                2,408
                 Thereafter                                        690,051
                                                                ----------
                                                                $  701,937
                                                                ==========

Approximately $17,782,000 of letters of credit have been issued under our senior credit facility and other facilities as additional security for approximately $13,604,000 of industrial revenue bonds and capital leases outstanding (included in mortgage notes and bonds payable and other in the long-term debt table above) at October 2, 2004 relating to several of the Company's manufacturing facilities.


5.       PENSION, RETIREMENT AND PROFIT SHARING PLANS

The Company and its subsidiaries have various pension plans, supplemental retirement plans for certain officers and profit sharing plans requiring contributions to qualified trusts and union administered funds.

The Company's policy is to fund currently the actuarially determined annual contribution of their various qualified defined benefit plans. The Company expects to contribute approximately $485,000 to the defined benefit pension plan during 2004.

The Company's net periodic benefit expense for the defined benefit plans for the periods indicated consists of the following components:

                                    January 1, 2003    January 10, 2003      January 1, 2004     January 23, 2004
                                            to                 to                   to                    to
                                    January 9, 2003     October 4, 2003     February 11, 2004     October 2, 2004
                                    ---------------     ---------------     -----------------     ---------------
                                                       (AMOUNTS IN THOUSANDS)
  Service cost                      $          3        $         79        $         11          $         64
  Interest cost                               23                 633                  97                   539
  Expected return on plan                    (18)               (503)                (81)                 (451)
     assets
  Recognized actuarial loss                    8                   -                   -                     -
                                        --------             -------            --------               -------
  Net periodic benefit
     expense                        $         16        $        209        $         27          $        152
                                        ========             =======            ========               =======

                                                  For the three months ended
                                                  --------------------------
                                         October 4, 2003       October 2, 2004
                                         ---------------       ---------------
                                                   (AMOUNTS IN THOUSANDS)

  Service cost                           $           27        $           25
  Interest cost                                     219                   210
  Expected return on plan assets                   (174)                 (176)
  Recognized actuarial loss                           -                     -
                                               --------              --------
  Net periodic benefit expense           $           72        $           59
                                               ========              ========


6.       COMMITMENTS AND CONTINGENCIES

In connection with the Acquisition, Nortek has indemnified the Company for certain liabilities as defined in the Purchase Agreement. In the event Nortek was unable to satisfy amounts due under these indemnifications then the Company would be liable. The Company believes that Nortek has the financial capacity to honor the indemnifications and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the Purchase Agreement. A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $14,507,000.

The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries. As of October 2, 2004 and December 31, 2003, the Company has recorded liabilities in relation to these indemnifications of approximately $13,536,000 and $18,200,000, respectively, consisting of the following:

                                                         (Amounts in thousands)
                                                         2004               2003
                                                         ----               ----
  Product claim liabilities                          $  3,808           $  6,602
  Long-term lease liabilities                           5,504              6,226
  Multiemployer pension plan withdrawal liability       4,224              4,337
  Other indemnification liabilities                                        1,035
                                                            -
                                                     --------           --------
                                                     $ 13,536           $ 18,200
                                                     ========           ========

The product claim liabilities of approximately $3,808,000 and $6,602,000 at October 2, 2004 and December 31, 2003, respectively, represented the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage. Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries. The Company and the former subsidiary continue to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products. The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers. The Company had recorded receivables at December 31, 2003 of approximately $2,385,000, for the estimated recoveries, which are deemed probable of collection related to insurance litigation matters discussed above. On February 12, 2004, in conjunction with the Acquisition, Nortek and the Company executed a Novation agreement, removing the

Company as the primary obligor. Therefore the liability and a related receivable have been removed from the consolidated balance sheet as of October 2, 2004.

The long-term lease liabilities of approximately $5,504,000 and $6,226,000 at October 2, 2004 and December 31, 2003, respectively, relate to the estimated amounts to be paid, net of any estimated recoveries where subleases are in place, primarily in connection with various facility leases where the Company has retained the liability for the lease agreement in connection with the sale of certain former subsidiaries that utilized the facilities. Accrued costs include base rent, additional rent for consumer price index increases as defined in the leases, taxes, utilities, insurance, repairs and maintenance and, if applicable, the estimated settlement costs to terminate the leases prior to the end of their scheduled term. The Company has recorded all long-term lease liabilities at the undiscounted gross amount expected to be paid to settle the liabilities in the future. Approximately $2,125,000 of these long-term lease liabilities were settled and paid during fiscal 2003.

The multiemployer pension liability of approximately $4,224,000 and $4,337,000 at October 2, 2004 and December 31, 2003, respectively, relates to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. ("Studley") was sold. In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the "Pension Fund") and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund. Accordingly, the Company is making quarterly payments of $89,747 to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund. The multiemployer pension liability represents the present value of the quarterly payment stream using a 6% discount rate as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

Other indemnification liabilities of approximately $1,035,000 at December 31, 2003, principally related to the estimated amounts of various potential liabilities related to legal, environmental and other matters that may arise in connection with indemnification agreements provided in conjunction with the purchase and sale agreements for various subsidiaries, which the Company has sold over the past several years.

The Company has guaranteed certain obligations of various third parties that aggregate approximately $27,700,000 at December 31, 2003 related to Ply Gem's guarantee of rental payments through June 30, 2016 under a facility leased by SNE Enterprises, Inc. ("SNE"), which was sold on September 21, 2001. The buyer of SNE has provided certain indemnifications and other rights to the Company for any payments that it might be required to make pursuant to this guarantee. Should the buyer of SNE cease making payments then the Company may be required to make payments on its guarantees. The Company does not anticipate incurring any loss under these guarantees and accordingly has not recorded any liabilities at October 2, 2004 or December 31, 2003 in the accompanying consolidated and combined balance sheets.

The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale. Factors that affect the Company's warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.

Changes in the Company's short-term and long-term warranty liabilities are as follows:

                                          January 1, 2003    January 10, 2003    January 1, 2004   January 23, 2004
                                                to                    to                to                to
                                          January 9, 2003     October 4, 2003   February 11, 2004   October 2, 2004
                                          ---------------     ---------------   -----------------   ---------------
                                                                   (AMOUNTS IN THOUSANDS)
Balance, beginning of period              $         9,379     $         9,459   $           9,499   $         9,491
Warranty expense provided during                       91               3,423                 330             3,055
   period
Settlements made during period                        (11)             (2,268)               (338)           (2,621)
Liability assumed with MW                               -                   -                   -             3,231
   Acquisition
Liability assumed by third party                        -                   -                   -            (2,000)
                                          ---------------     ---------------   -----------------   ---------------
Balance, end of period                    $         9,459     $        10,614   $           9,491   $        11,156
                                          ===============     ===============   =================   ===============


The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers' compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

As of October 2, 2004, the Company has accrued approximately $800,000 to cover the estimated costs of known litigation claims, including the estimated cost of legal services, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

It is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, and therefore no such estimate has been made.


7.       ACCRUED EXPENSES AND TAXES, NET AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes, net, consist of the following at October 2, 2004 and December 31, 2003:

                                                     October 2, 2004        December 31, 2003
                                                     ---------------        -----------------
                                                             (AMOUNTS IN THOUSANDS)
  Insurance                                          $        4,787         $        3,738
  Employee compensation and benefits                         13,119                  7,370
  Sales and marketing                                        13,738                  9,142
  Product warranty                                            2,754                  2,844
  Short-term product claim liability                          2,314                  2,189
  Interest                                                    4,380                    163
  Other, net                                                 12,357                  7,006
                                                     --------------         --------------
                                                     $       53,449         $       32,452
                                                     ==============         ==============

Other long-term liabilities consist of the following at October 2, 2004 and December 31, 2003:

                                                     October 2, 2004        December 31, 2003
                                                     ---------------        -----------------
                                                              (AMOUNTS IN THOUSANDS)
  Insurance                                          $        3,876         $         1,842
  Pension liabilities                                        11,693                   9,412
  Product warranty                                            8,402                   6,655
  Long-term lease liabilities                                 5,504                   6,226
  Long-term product claim liability                           1,494                   4,413
  Other                                                         361                   1,571
                                                     --------------         ---------------
                                                     $       31,330         $        30,119
                                                     ==============         ===============


8.      SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION" (SFAS 131) requires companies to report certain information about operating segments in their financial statements and established standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Operating segments meeting certain aggregation criteria may be combined into one reportable segment for disclosure purposes. Comparative information for prior years is presented to conform to our current organizational structure.

The Company has two reportable segments: 1) vinyl siding, fencing, railing, and decking and 2) windows and doors.

The income (loss) from continuing operations before income taxes of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses. Unallocated income and expenses include items which are not directly attributed to or allocated to either of our reporting segments. Such items include interest, legal costs, corporate payroll, and unallocated finance and accounting expenses. Unallocated corporate assets include cash and receivables.


Following is a summary of the Company's segment information.


THREE MONTHS ENDED
OCTOBER 2, 2004
(AMOUNTS IN THOUSANDS)

                                         Siding,
                                         Fencing,
                                       Railing and       Windows
                                         Decking        and Doors       Unallocated     Consolidated
                                       -----------      ---------       -----------     ------------
Net sales                              $   106,589      $  72,143       $       -       $   178,732

Income (loss) before income taxes           11,936          8,533          (4,766)           15,703

Total assets                               537,125        493,210          27,790         1,058,125

FOR THE PERIOD FROM
JANUARY 23, 2004 TO
OCTOBER 2, 2004
(AMOUNTS IN THOUSANDS)

                                         Siding,
                                         Fencing,
                                       Railing and       Windows
                                         Decking        and Doors       Unallocated     Consolidated
                                       -----------      ---------       -----------     ------------
Net sales                              $   272,244      $ 132,263       $       -       $   404,507

Income (loss) before income taxes           28,544         12,160         (10,161)           30,543

Total assets                               537,125        493,210          27,790         1,058,125

FOR THE PERIOD FROM
JANUARY 1, 2004 TO
FEBRUARY 11, 2004
(AMOUNTS IN THOUSANDS)

                                         Siding,
                                         Fencing,
                                       Railing and       Windows
                                         Decking        and Doors       Unallocated     Consolidated
                                       -----------      ---------       -----------     ------------
Net sales                              $  29,546        $  11,066       $       -       $    40,612

Income (loss) before income taxes         (6,509)          (2,517)          3,826            (5,200)

Total assets                             487,676           51,881         (45,943)          493,614


THREE MONTHS ENDED
OCTOBER 4, 2003
(AMOUNTS IN THOUSANDS)

                                         Siding,
                                         Fencing,
                                       Railing and       Windows
                                         Decking        and Doors       Unallocated     Consolidated
                                       -----------      ---------       -----------     ------------
Net sales                              $   108,743      $  47,806       $       -       $   156,549

Income before income taxes                   5,455          4,937           2,508            12,900

Total assets                               506,610         74,674          33,190           614,474

FOR THE PERIOD FROM
JANUARY 10, 2003 TO
OCTOBER 4, 2003
(AMOUNTS IN THOUSANDS)

                                         Siding,
                                         Fencing,
                                       Railing and       Windows
                                         Decking        and Doors       Unallocated     Consolidated
                                       -----------      ---------       -----------     ------------
Net sales                              $   289,221      $ 120,926       $       -       $   410,147

Income before income taxes                     777          5,324          11,099            17,200

Total assets                               506,610         74,674          33,190           614,474


FOR THE PERIOD FROM
JANUARY 1, 2003 TO
JANUARY 9, 2003
(AMOUNTS IN THOUSANDS)

                                         Siding,
                                         Fencing,
                                       Railing and       Windows
                                         Decking        and Doors       Unallocated     Consolidated
                                       -----------      ---------       -----------     ------------
Net sales                              $     6,760      $   2,064       $       -       $     8,824

Income (loss) before income taxes           (1,054)          (773)            427            (1,400)

Total assets                               490,276         64,011          20,712           574,999


9.       SUBSEQUENT EVENTS

         Net earnings presented in the accompanying financial statements does not include the transaction fee associated with the MW Acquisition under the General Advisory Agreement, dated February 12, 2004, between Ply Gem Industries, Inc. and a Caxton-Iseman party (the "General Advisory Agreement"). Under the General Advisory Agreement, the Caxton-Iseman party provides the company with acquisition and financial advisory services as our Board of Directors shall reasonably request, and in consideration of these services will receive an annual fee and a transaction fee upon completion of any acquisitions, divestitures or sale of our company. Subsequent to the MW Acquisition and the end of the fiscal quarter it was determined that Ply Gem would pay to the Caxton-Iseman party the transaction fee of $6.4 million.


10.      GUARANTOR/NON-GUARANTOR

         In connection with the financing of the Acquisition, the Company sold $225 million of its 9% Senior Subordinated Notes due 2012 (the "Notes") and entered into $255 million of new senior credit facilities. As a result of the MW Acquisition, an additional $135 million of Notes were issued, and the size of the credit facilities was increased by $126 million. The Notes are secured by full and unconditional guarantees on a joint and several basis from certain of the Company's 100% owned subsidiaries. Accordingly, the following guarantor and non-guarantor information is presented as of October 2, 2004 and for the period from January 1, 2004 to February 11, 2004, the period from January 23, 2004 to October 2, 2004, the period from January 1, 2003 to January 9, 2003 , the period from January 10, 2003 to October 4, 2003, and for the three month periods ended October 2, 2004 and October 4, 2003.

                                         PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                        CONDENSED COMBINED STATEMENT OF OPERATIONS
                                 FOR THE PERIOD FROM JANUARY 1, 2004 TO FEBRUARY 11, 2004

                                         Guarantor                               Non-
                                          Ply Gem            Guarantor        Guarantor
                                       Holdings, Inc.      Subsidiaries      Subsidiary      Eliminations        Combined
                                       --------------      ------------      ----------      ------------        --------
                                                                    (Amounts in thousands)
Net Sales...........................   $            -      $     37,187      $    3,425      $          -        $ 40,612
Cost and Expenses:
Cost of products sold...............                -            30,991           2,620                 -          33,611
Selling, general and
administrative expense...........                   -             7,113           1,232                 -           8,345
Amortization of intangible assets                   -               201               -                 -             201
                                       --------------      ------------      ----------      ------------        --------
                                                    -            38,305           3,852                 -          42,157
                                       --------------      ------------      ----------      ------------        --------
Operating loss......................                -            (1,118)           (427)                -          (1,545)
Interest expense....................                -            (3,684)              -                 -          (3,684)
Investment income ..................                -                18              11                 -              29
                                       --------------      ------------      ----------      ------------        --------
Loss before provision (benefit) for
   income taxes.....................                -            (4,784)           (416)                -          (5,200)
Provision (benefit) for income
taxes...............................                -            (1,683)           (167)                -          (1,850)
                                       --------------      ------------      ----------      ------------        --------
Net loss............................   $            -      $     (3,101)     $     (249)     $          -        $ (3,350)
                                       ==============      ============      ==========      ============        ========

                                         PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                        CONDENSED COMBINED STATEMENT OF OPERATIONS
                                 FOR THE PERIOD FROM JANUARY 23, 2004 TO OCTOBER 2, 2004

                                         Guarantor                               Non-
                                          Ply Gem            Guarantor        Guarantor
                                       Holdings, Inc.      Subsidiaries      Subsidiary      Eliminations    Consolidated
                                       --------------      ------------      ----------      ------------    ------------
                                                                    (Amounts in thousands)
Net Sales..........................    $            -      $    371,257      $   33,250      $          -    $    404,507
Cost and Expenses:
Cost of products sold..............                 -           281,804          22,068                 -         303,872
Selling, general and
administrative expense............                  -            39,961           5,452                 -          45,413
Amortization of intangible assets                   -             3,000               -                 -           3,000
                                       --------------      ------------      ----------      ------------    ------------
                                                    -           324,765          27,520                 -         350,689
                                       --------------      ------------      ----------      ------------    ------------
Operating earnings ................                 -            46,492           5,730                 -          52,222
Foreign currency gain..............                                               1,596                             1,596
Interest expense...................                 -           (21,727)         (1,629)                -         (23,356)
Investment income .................                 -                81               -                 -              81
                                       --------------      ------------      ----------      ------------    ------------
Income before equity in
   subsidiaries' income ...........                 -            24,846           5,697                 -          30,543
Equity in subsidiaries' income
   before income taxes ...........             30,543                 -               -           (30,543)              -
                                       --------------      ------------      ----------      ------------    ------------
Income before provision (benefit)
   for income taxes ...............            30,543            24,846             697           (30,543)         30 543
                                       --------------      ------------      ----------      ------------    ------------
Provision (benefit) for income
taxes..............................                 -            10,098           1,642                 -          11,740
                                       --------------      ------------      ----------      ------------    ------------
Net income ........................    $       30,543      $     14,748      $    4,055      $    (30,543)   $     18,803
                                       ==============      ============      ==========      ============    ============

                                           PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                         CONDENSED COMBINED STATEMENT OF OPERATIONS
                                   FOR THE PERIOD FROM JANUARY 1, 2003 TO JANUARY 9, 2003

                                         Guarantor                               Non-
                                          Ply Gem            Guarantor        Guarantor
                                       Holdings, Inc.      Subsidiaries      Subsidiary      Eliminations        Combined
                                       --------------      ------------      ----------      ------------        --------
                                                                    (Amounts in thousands)
NET SALES..........................    $            -      $      8,263      $      561      $          -        $  8,824
COST AND EXPENSES:
Cost of products sold..............                 -             7,184             467                 -           7,651
Selling, general and
administrative expense...........                   -             1,464              65                 -           1,529
Intercompany administrative
charges ...........................                 -               (31)             31                 -               -
Amortization of intangible assets                   -                70               -                 -              70
                                       --------------      ------------      ----------      ------------        --------
                                                    -             8,687             563                 -           9,250
                                       --------------      ------------      ----------      ------------        --------
Operating loss.....................                 -              (424)             (2)                -            (426)
Interest expense...................                 -              (975)             (1)                -            (976)
Investment income .................                 -                (1)              3                 -               2
                                       --------------      ------------      ----------      ------------        --------
Loss before provision (benefit)
   for income taxes ...............                 -            (1,400)              -                 -          (1,400)
Provision (benefit) for income
   taxes ..........................                 -              (500)              -                 -            (500)
                                       --------------      ------------      ----------      ------------        --------
Net loss ..........................    $            -      $       (900)     $        -      $          -        $   (900)
                                       ==============      ============      ==========      ============        ========

                                          PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                        CONDENSED COMBINED STATEMENT OF OPERATIONS
                                  FOR THE PERIOD FROM JANUARY 10, 2003 TO OCTOBER 4, 2003

                                         Guarantor                               Non-
                                          Ply Gem            Guarantor        Guarantor
                                       Holdings, Inc.      Subsidiaries      Subsidiary      Eliminations        Combined
                                       --------------      ------------      ----------      ------------        --------
                                                                    (Amounts in thousands)
NET SALES..........................    $            -      $    373,876      $   36,271      $          -        $410,147
COST AND EXPENSES:
Cost of products sold..............                 -            83,469          24,790                 -         308,259
Selling, general and
administrative expense............                  -            51,385           5,592                 -          56,977
Amortization of intangible assets                   -             3,130               -                 -           3,130
                                       --------------      ------------      ----------      ------------        --------
                                                    -           337,984          30,382                 -         368,366
                                       --------------      ------------      ----------      ------------        --------
Operating earnings ................                 -            35,892           5,889                 -          41,781
Interest expense...................                 -           (24,734)              1                 -         (24,733)
Investment income ................                  -               120               32                -             152
                                       --------------      ------------      ----------      ------------        --------
Income before provision
   (benefit) for income taxes                       -            11,278           5,922                 -          17,200
Provision (benefit) for income
taxes..............................                 -             4,234           2,366                 -           6,600
                                       --------------      ------------      ----------      ------------        --------
Net income  .......................    $            -      $      7,044      $    3,556      $          -        $ 10,600
                                       ==============      ============      ==========      ============        ========

                                          PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                      CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                                      FOR THE THREE MONTH PERIOD ENDED OCTOBER 2, 2004

                                         Guarantor                               Non-
                                          Ply Gem            Guarantor        Guarantor
                                       Holdings, Inc.      Subsidiaries      Subsidiary      Eliminations    Consolidated
                                       --------------      ------------      ----------      ------------    ------------
                                                                    (Amounts in thousands)
NET SALES..........................    $            -      $    163,440      $   15,292      $          -    $    178,732
COST AND EXPENSES:
Cost of products sold..............                 -           122,709           9,948                 -         132,657
Selling, general and
administrative expense............                  -            17,439           2,284                 -          19,723
Amortization of intangible assets                   -             1,974               -                 -           1,974
                                       --------------      ------------      ----------      ------------    ------------
                                                    -           142,122          12,232                 -         154,354
                                       --------------      ------------      ----------      ------------    ------------
Operating earnings.................                 -            21,318           3,060                 -          24,378
Foreign currency gain .............                                               1,596                             1,596
Interest expense...................                 -            (9,648)           (684)                -         (10,332)
Investment income ................                  -                61               -                 -              61
                                       --------------      ------------      ----------      ------------    ------------
   Income before equity in
     subsidiaries' income..........                 -            11,731           3,972                 -          15,703
Equity in subsidiaries' income
   before income taxes.............            15,703                 -               -           (15,703)              -
                                       --------------      ------------      ----------      ------------    ------------
Income before provision (benefit)
   for income taxes................            15,703            11,731           3,972           (15,703)         15,703
Provision (benefit) for income
taxes..............................                 -             5,149             952                 -           6,101
                                       --------------      ------------      ----------      ------------    ------------
Net income  .......................    $       15,703      $      6,582      $    3,020      $    (15,703)   $      9,602
                                       ==============      ============      ==========      ============    ============

                                          PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                        CONDENSED COMBINED STATEMENT OF OPERATIONS
                                        FOR THE THREE MONTHS ENDED OCTOBER 4, 2003

                                         Guarantor                               Non-
                                          Ply Gem            Guarantor        Guarantor
                                       Holdings, Inc.      Subsidiaries      Subsidiary      Eliminations        Combined
                                       --------------      ------------      ----------      ------------        --------
                                                                    (Amounts in thousands)
NET SALES..........................    $            -      $    141,217      $   15,332      $          -        $156,549
COST AND EXPENSES:
Cost of products sold..............                 -           104,438          10,058                 -         114,496
Selling, general and
administrative expense.............                 -            17,372           2,120                 -          19,492
Amortization of intangible assets                   -             1,072               -                 -           1,072
                                       --------------      ------------      ----------      ------------        --------
                                                    -           122,882          12,178                 -         135,060
                                       --------------      ------------      ----------      ------------        --------
Operating earnings ................                 -            18,335           3,154                 -          21,489
Interest expense...................                 -            (8,638)              -                 -          (8,638)
Investment income ................                  -                34              15                 -              49
                                       --------------      ------------      ----------      ------------        --------
Income before provision
   (benefit) for income taxes .....                 -             9,731           3,169                 -          12,900
Provision (benefit) for income
taxes..............................                 -             3,733           1,267                 -           5,000
                                       --------------      ------------      ----------      ------------        --------
Net income  .......................    $            -      $      5,998      $    1,902      $          -        $  7,900
                                       ==============      ============      ==========      ============        ========

                                              PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                               CONDENSED CONSOLIDATED BALANCE SHEET
                                                       AS OF OCTOBER 2, 2004

                                         Guarantor                               Non-
                                          Ply Gem            Guarantor        Guarantor
                                       Holdings, Inc.      Subsidiaries      Subsidiary      Eliminations    Consolidated
                                       --------------      ------------      ----------      ------------    ------------
                                                                    (Amounts in thousands)
ASSETS
CURRENT ASSETS:
Unrestricted cash and cash
equivalents                            $            -      $     16,821      $    3,719      $          -    $     20,540
Accounts receivable, net                            -            84,746           7,516                 -          92,262
Inventories:
   Raw materials                                    -            24,751           2,978                 -          27,729
   Work in process                                  -             3,516             875                 -           4,391
   Finished goods                                   -            29,397           1,432                 -          30,829
                                       --------------      ------------      ----------      ------------    ------------
   Total inventory                                  -            57,664           5,285                 -          62,949
                                       --------------      ------------      ----------      ------------    ------------
Prepaid expenses and other
current  assets                                     -             7,695             462                 -           8,157
Deferred income taxes                               -             2,520               -                 -           2,520
                                       --------------      ------------      ----------      ------------    ------------
      Total current assets                          -           169,446          16,982                 -         186,428
                                       --------------      ------------      ----------      ------------    ------------
Investments in subsidiaries                   192,094                 -               -          (192,094)              -
PROPERTY AND EQUIPMENT, AT COST:
Land                                                -             2,439             139                 -           2,578
Buildings and improvements                          -            18,436             476                 -          18,912
Machinery and equipment                             -           102,043           2,111                 -         104,154
                                       --------------      ------------      ----------      ------------    ------------
                                                    -           122,918           2,726                 -         125,644
Less accumulated depreciation                       -           (10,767)           (225)                -         (10,992)
                                       --------------      ------------      ----------      ------------    ------------
  Total property and equipment,
  net                                               -           112,151           2,501                 -         114,652
                                       --------------      ------------      ----------      ------------    ------------
OTHER ASSETS:
Goodwill                                            -           505,963          45,620                 -         551,583
Intangible assets, net                              -           155,951               -                 -         155,951
Intercompany note receivable                        -             9,346               -            (9,346)
Other                                               -            49,511               -                 -          49,511
                                       --------------      ------------      ----------      ------------    ------------
   Total other assets                               -           720,771          45,620            (9,346)        757,045
                                       --------------      ------------      ----------      ------------    ------------
                                       $      192,094      $  1,002,368      $   65,103      $   (201,440)   $  1,058,125
                                       ==============      ============      ==========      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term
debt                                   $            -      $      2,050      $      300      $          -    $      2,350
Accounts payable                                    -            43,051           2,900                 -          45,951
Accrued expenses and taxes                          -            49,495           3,954                 -          53,449
                                       --------------      ------------      ----------      ------------    ------------
    Total current liabilities                       -            94,596           7,154                 -         101,750
                                       --------------      ------------      ----------      ------------    ------------
Deferred income taxes                                            33,994               -                            33,994
Intercompany note payable                           -                 -           9,346            (9,346)              -
Other long term liabilities                         -            30,453             877                 -          31,330
Long-term debt, less current
maturities                                          -           670,037          29,550                 -         699,587
STOCKHOLDERS' EQUITY:
Preferred stock $.01 par, 100
shares  authorized, none issued
and outstanding                                     -                 -               -                 -               -
Common stock $.01 par, 100 shares
authorized, issued and outstanding                  -                 -               -                 -               -
Additional paid-in-capital                    173,291           158,291          15,000          (173,291)        173,291
Retained earnings                              18,803            14,997           3,806           (18,803)         18,803
Accumulated other comprehensive
loss                                                -                 -            (630)                -            (630)
                                       --------------      ------------      ----------      ------------    ------------
                                       $      192,094      $  1,002,368      $   65,103      $   (201,440)   $  1,058,125
                                       ==============      ============      ==========      ============    ============

                                           PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                              COMBINING STATEMENT OF CASH FLOWS
                                  FOR THE PERIOD FROM JANUARY 1, 2004 TO FEBRUARY 11, 2004

                                         Guarantor                               Non-
                                          Ply Gem            Guarantor        Guarantor
                                       Holdings, Inc.      Subsidiaries      Subsidiary      Eliminations        Combined
                                       --------------      ------------      ----------      ------------        --------
                                                                    (Amounts in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                               $            -      $     (3,101)     $     (249)     $          -        $ (3,350)
ADJUSTMENTS TO RECONCILE NET LOSS
TO CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
Depreciation and amortization
    expense                                         -             1,282              91                 -           1,373
Non-cash interest expense, net                      -                26               -                 -              26
Deferred income taxes                                                                71                                71
CHANGES IN CERTAIN ASSETS AND
    LIABILITIES:
Accounts receivable, net                            -               546           1,323                 -           1,869
Inventories                                         -            (2,742)           (482)                -          (3,224)
Prepaid expenses and other current
assets                                              -              (230)            (30)                -            (260)
Accounts payable                                    -             8,167            (402)                -           7,765
Accrued expenses and taxes                          -            (1,314)         (1,806)                -          (3,120)
Other                                               -               498               -                 -             498
                                       --------------      ------------      ----------      ------------        --------
     NET CASH PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                         -             3,203          (1,555)                -           1,648
                                       --------------      ------------      ----------      ------------        --------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Capital expenditures                                -              (702)            (16)                -            (718)
Change in restricted cash                           -             1,118               -                 -           1,118
Other                                               -                 1              (6)                -              (5)
                                       --------------      ------------      ----------      ------------        --------
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                         -               417             (22)                -             395
                                       --------------      ------------      ----------      ------------        --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on long-term debt                          -               (89)              -                 -             (89)
Net transfers to Nortek, Inc.                       -            (7,286)            (76)                -           7,362)
                                       --------------      ------------      ----------      ------------        --------
    NET CASH USED IN FINANCING
          ACTIVITIES                                -            (7,375)            (76)                -          (7,451)
Net increase (decrease) in cash
and cash equivalents                                -            (3,755)         (1,653)                -           5,408)
Cash and cash equivalents at the
    beginning of the period                         -             6,106           2,411                 -           8,517
                                       --------------      ------------      ----------      ------------        --------
Cash and cash equivalents at the
end of the period                      $            -      $      2,351      $      758      $          -        $  3,109
                                       ==============      ============      ==========      ============        ========

                                           PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                            CONSOLIDATING STATEMENT OF CASH FLOWS
                                   FOR THE PERIOD FROM JANUARY 23, 2004 TO OCTOBER 2, 2004

                                         Guarantor                               Non-
                                          Ply Gem            Guarantor        Guarantor
                                       Holdings, Inc.      Subsidiaries      Subsidiary      Eliminations    Consolidated
                                       --------------      ------------      ----------      ------------    ------------
                                                                    (Amounts in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income                             $       18,803      $     14,748      $    4,055      $    (18,803)   $     18,803
ADJUSTMENTS TO RECONCILE NET INCOME
TO CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
Depreciation and amortization
expense                                             -            10,033             301                 -          10,334
Non-cash interest expense, net                      -             2,111               -                 -           2,111
Non-cash gain on currency
    transaction                                                                  (1,596)                           (1,596)
Amortization of purchase price
    allocated to inventory                                        1,974                                             1,974
Deferred income taxes                                             1,027                                             1,027
Equity in subsidiaries' net income            (18,803)                -               -            18,803               -
CHANGES IN CERTAIN ASSETS AND
    LIABILITIES:
Accounts receivable, net                            -           (23,770)         (3,273)                -         (27,043)
Inventories                                         -            (1,780)           (465)                -          (2,245)
Prepaid expenses and other current
assets                                              -             2,737            (225)                -           2,512
Accounts payable                                    -             7,013           1,861                 -           8,874
Accrued expenses and taxes                          -            10,831           2,666                 -          13,497
Other                                               -                 -               -                 -               -
                                       --------------      ------------      ----------      ------------    ------------
     NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                   -            24,924           3,324                 -          28,248
                                       --------------      ------------      ----------      ------------    ------------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Capital expenditures                                -            (3,264)           (213)                -          (3,477)
Payment for acquisitions, net of
cash acquired                                       -          (822,056)        (59,242)                -         881,298)
Proceeds from sale leaseback                        -            36,000               -                 -          36,000
                                       --------------      ------------      ----------      ------------    ------------
     NET CASH USED IN INVESTING
        ACTIVITIES                                  -          (789,320)        (59,455)                -        (848,775)
                                       --------------      ------------      ----------      ------------    ------------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Proceeds from long-term debt                        -           660,934          30,000                 -         690,934
Proceeds from intercompany loans,
net                                                 -           (15,000)         15,000                 -               -
Proceeds from Intercompany
investment                                          -           (15,000)         15,000                 -               -
Payments on long-term debt                          -           (16,724)           (150)                -         (16,874)
Equity contribution                                 -           167,007               -                 -         167,007
                                       --------------      ------------      ----------      ------------    ------------
    NET CASH  PROVIDED BY (USED IN)
      FINANCING ACTIVITIES                          -           781,217          59,850                 -         841,067
                                       --------------      ------------      ----------      ------------    ------------
Net increase (decrease) in cash and
cash equivalents                                    -            16,821           3,719                 -          20,540
Cash and cash equivalents at the
    beginning of the period                         -                 -               -                 -               -
                                       --------------      ------------      ----------      ------------    ------------
Cash and cash equivalents at the
end of the period                      $            -      $     16,821      $    3,719      $          -    $     20,540
                                       ==============      ============      ==========      ============    ============

                                            PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                               COMBINING STATEMENT OF CASH FLOWS
                                    FOR THE PERIOD FROM JANUARY 1, 2003 TO JANUARY 9, 2003

                                         Guarantor                               Non-
                                          Ply Gem            Guarantor        Guarantor
                                       Holdings, Inc.      Subsidiaries      Subsidiary      Eliminations        Combined
                                       --------------      ------------      ----------      ------------        --------
                                                                    (Amounts in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                               $            -      $       (826)     $      (74)     $          -        $   (900)
ADJUSTMENTS TO RECONCILE NET LOSS
TO CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
Depreciation and amortization
expense                                             -               308              19                 -             327
Non-cash interest expense, net                      -                 6               -                 -               6
Deferred income taxes                               -               400               -                 -             400
CHANGES IN CERTAIN ASSETS AND
    LIABILITIES:
Accounts receivable, net                            -            (1,771)            223                 -          (1,548)
Inventories                                         -               967              45                 -           1,012
Prepaid expenses and other current
assets                                              -               186               4                 -             190
Accounts payable                                    -             1,350             386                 -           1,736
Accrued expenses and taxes                          -             1,016            (398)                -             618
Other                                               -                 -              12                 -              12
                                       --------------      ------------      ----------      ------------        --------
     NET CASH PROVIDED BY OPERATING
       ACTIVITIES                                   -             1,636             217                 -           1,853
                                       --------------      ------------      ----------      ------------        --------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Capital expenditures                                -              (348)             (1)                -            (349)
Change in restricted cash                           -                 1               -                 -               1
Other                                               -                36               -                 -              36
                                       --------------      ------------      ----------      ------------        --------
     NET CASH USED IN INVESTING
       ACTIVITIES                                   -              (311)             (1)                -            (312)
                                       --------------      ------------      ----------      ------------        --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on long-term debt                          -               (45)              -                 -             (45)
Net transfers to Nortek, Inc.                       -            (4,703)             42                 -          (4,661)
                                       --------------      ------------      ----------      ------------        --------
    NET CASH  PROVIDED BY (USED IN)
FINANCING ACTIVITIES                                -            (4,748)             42                 -          (4,706)
Net increase (decrease) in cash                     -            (3,423)            258                 -          (3,165)
and cash equivalents
Cash and cash equivalents at the
    beginning of the period                         -             4,070           2,823                 -           6,893
                                       --------------      ------------      ----------      ------------        --------
Cash and cash equivalents at the
end of the period                      $            -      $        647      $    3,081      $          -        $  3,728
                                       ==============      ============      ==========      ============        ========

                                         PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                              COMBINING STATEMENT OF CASH FLOWS
                                    FOR THE PERIOD FROM JANUARY 1, 2003 TO OCTOBER 4, 2003

                                         Guarantor                               Non-
                                          Ply Gem            Guarantor        Guarantor
                                       Holdings, Inc.      Subsidiaries      Subsidiary      Eliminations        Combined
                                       --------------      ------------      ----------      ------------        --------
                                                                    (Amounts in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss                               $            -      $      7,044      $    3,556      $          -        $ 10,600
ADJUSTMENTS TO RECONCILE NET LOSS
TO CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES:
Depreciation and amortization
expense                                             -            10,320             507                 -          10,827
Non-cash interest expense, net                      -               176               -                 -             176
Amortization of purchase price
    Allocated to inventory                          -             1,387               -                 -           1,387
Deferred income taxes                               -               800               -                 -             800
CHANGES IN CERTAIN ASSETS AND
    LIABILITIES:
Accounts receivable, net                            -           (23,838)         (2,194)                -         (26,032)
Inventories                                         -               341            (965)                -            (624)
Prepaid expenses and other current
assets                                              -             1,105            (138)                -             967
Accounts payable                                    -             8,795             516                 -           9,311
Accrued expenses and taxes                          -               861             209                 -           1,070
Other                                               -            (2,233)              -                 -          (2,233)
                                       --------------      ------------      ----------      ------------        --------
     NET CASH  PROVIDED BY (USED IN)
       OPERATING ACTIVITIES                         -             4,758           1,491                 -           6,249
                                       --------------      ------------      ----------      ------------        --------
CASH FLOWS FROM INVESTING
ACTIVITIES:
Capital expenditures                                -            (5,727)           (193)                -          (5,920)
Change in restricted cash                           -                (7)              -                 -              (7)
Other                                               -                18             (13)                -               5
                                       --------------      ------------      ----------      ------------        --------
     NET CASH PROVIDED BY (USED IN)
       INVESTING ACTIVITIES                         -            (5,716)           (206)                -          (5,922)
                                       --------------      ------------      ----------      ------------        --------
CASH FLOWS FROM FINANCING
ACTIVITIES:
Payments on long-term debt                          -            (1,188)              -                 -          (1,188)
Net transfers to Nortek, Inc.                       -             3,428             369                 -           3,797
                                       --------------      ------------      ----------      ------------        --------
    NET CASH USED IN FINANCING                      -             2,240             369                 -           2,609
          ACTIVITIES
Net increase  (decrease) in cash and
cash equivalents                                    -             1,282           1,654                 -           2,936
Cash and cash equivalents at the
    beginning of the period                         -               647           3,081                 -           3,728
                                       --------------      ------------      ----------      ------------        --------
Cash  and  cash  equivalents  at the
end of the period                      $            -      $      1,929      $    4,735      $          -        $  6,664
                                       ==============      ============      ==========      ============        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited Condensed Consolidated Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Amendment No. 5 to Ply Gem Industries, Inc.'s Registration Statement on Form S-4. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward-looking statements." See "Special Note Regarding Forward-Looking Statements."

GENERAL

         We are a leading manufacturer of residential exterior building products in North America. We offer a comprehensive product line of vinyl siding and skirting, vinyl windows and doors, and vinyl and composite fencing, railing and decking that serves both the home repair and remodeling and new home construction sectors in all 50 states and Western Canada. We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products. We believe our broad product offering and geographically diverse manufacturing base allow us to better serve our customers and provide us with a competitive advantage over other vinyl building products suppliers. We have two reportable segments:
(i) siding, fencing, railing and decking, and (ii) windows and doors.

THE ACQUISITION OF PLY GEM BY PLY GEM HOLDINGS

         On February 12, 2004, we were acquired by Ply Gem Holdings, Inc. (we refer to this as the "Ply Gem Acquisition"). As a result of the Ply Gem Acquisition, we are no longer a division of Nortek, but have become a stand-alone company. Prior to the Ply Gem Acquisition, we had a fee arrangement with our former parent, Nortek, under which we reimbursed Nortek for certain parent company corporate charges and have accounted for these charges in accordance with SEC Staff Accounting Bulletin No. 55. For the fiscal years ended December 31, 2001, 2002 and 2003, our fees to Nortek for these corporate charges were $5.4 million, $10.2 million and $7.2 million, respectively. This fee arrangement was terminated in connection with the Ply Gem Acquisition. In addition, prior to the Ply Gem Acquisition, we paid an allocation of corporate expenses to Nortek based upon the specific identification method. For the fiscal years ended December 31, 2001, 2002 and 2003, Nortek's allocations of these corporate expenses were $(0.3) million, $3.5 million and $3.4 million, respectively. We estimate that in our first year as a stand-alone company, we will incur approximately $2.4 million of incremental operating expenses to pay for services, including accounting, tax, legal, insurance and treasury, which we previously received from Nortek under these arrangements. Incremental operating expenses may increase in subsequent years. See Note 1 to the notes to our consolidated and combined financial statements.

         We will in the future pay to a Caxton-Iseman party an annual advisory fee based on our EBITDA, as defined in our General Advisory Agreement. Under the General Advisory Agreement, the Caxton-

Iseman party provides us with such acquisition and financial advisory services as our Board of Directors shall reasonably request, and in consideration of these services will receive an annual fee and a transaction fee upon completion of any acquisitions, divestitures or sale of our company. With respect to 2004 only, the annual fee is contingent upon achievement of certain financial performance metrics.

         In order to finance the Ply Gem Acquisition, our parent, Ply Gem Holdings, Inc., received an equity contribution from Ply Gem Investment Holdings, Inc. and we entered into new senior credit facilities and issued the initial notes (see Note 4 to our condensed and combined financial statements).

IMPACT OF THE MW ACQUISITION

         On August 27, 2004, we acquired MWM Holdings, Inc. and its subsidiaries (we refer to this as the "MW Acquisition"). As a result of the MW Acquisition, MWM Holdings, Inc. has become our subsidiary and is included in our windows and doors segment. In connection with the MW Acquisition, we expect to pay Caxton-Iseman Capital a transaction fee of approximately $6.4 million based on our General Advisory Agreement. In order to finance the MW Acquisition, our parent, Ply Gem Holdings, Inc., received an equity contribution from Ply Gem Investment Holdings, Inc., amended our senior credit facilities, issued additional notes, and entered into a sale and leaseback transaction (the "Sale and Leaseback Transaction") with respect to eight of our properties, whereby we sold these properties for approximately $36.0 million and simultaneously entered into long-term leases for these properties with initial annual cash rent of approximately $3.5 million.

NORTEK RECAPITALIZATION

         On January 9, 2003, Nortek Holdings, our former indirect parent, was acquired by certain affiliates and designees of Kelso & Company L.P. and certain members of management of our former parent, Nortek. Our company, Ply Gem Industries, Inc., our subsidiaries and CWD Windows and Doors, a division of Broan-Nutone Canada, Inc., Nortek and Nortek Holdings accounted for the Nortek Recapitalization as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations," which resulted in a new valuation for the assets and liabilities of Nortek Holdings and its subsidiaries (including us) based upon fair values as of the date of the Nortek Recapitalization. As permitted under SEC Staff Accounting Bulletin No. 54, "Push Down Basis of Accounting Required in Certain Limited Circumstances," we have reflected all applicable purchase accounting adjustments recorded by Nortek Holdings in our combined financial statements for all future financial statements covering periods subsequent to the Nortek Recapitalization. See Note 1 of the notes to our combined financial statements.

FINANCIAL STATEMENT PRESENTATION

         NET SALES. Net sales represent the selling price of our products plus certain shipping charges less applicable provisions for discounts and allowances. Allowances include cash discounts, volume rebates and gross returns among others.

         COST OF PRODUCTS SOLD. Cost of products sold includes direct material and manufacturing costs, manufacturing depreciation, third-party and in-house delivery costs and product warranty expense.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense, or "SG&A expense," includes all non-product related operating expenses, including selling, marketing, research and development costs, information technology and other general and administrative expenses.

         OPERATING EARNINGS. Operating earnings represents net sales less cost of products sold, SG&A expense and amortization of goodwill and intangible assets.

         COMPARABILITY. The data for the Pre-Nortek Recapitalization period from January 1, 2003 through January 9, 2003 has been prepared on a different basis of accounting due to our former parent Nortek's Recapitalization that took place on January 9, 2003 and therefore is not directly comparable to the post-Nortek Recapitalization information presented. The data presented for the nine month period ended October 4, 2003 includes data using a different basis of accounting for the Pre-Nortek Recapitalization period from January 1, 2003 to January 9, 2003 and the Post-Nortek Recapitalization period from January 10, 2003 to October 4, 2003, and therefore those periods are not directly comparable. In addition, the data presented for the nine month period ended October 2, 2004 includes predecessor data for Ply Gem Industries, Inc. from January 1, 2004 to February 11, 2004 and successor data for Ply Gem Holdings, Inc. from January 23, 2004 to October 2, 2004 and therefore those periods are not directly comparable. In addition, during the period January 23, 2004 (inception) through February 11, 2004, Ply Gem Holdings, Inc., which ultimately acquired Ply Gem Industries, Inc., conducted no operations.

  IMPACT OF COMMODITY PRICING

         Our principal raw materials, PVC resin and aluminum, have historically been subject to rapid price changes. We have in the past been able to substantially pass on significant cost increases through price increases to our customers. Our results of operations for individual quarters can and have been impacted by a delay between the time of PVC resin and aluminum cost increases and decreases and related price changes that we implement in our products.

  IMPACT OF WEATHER

         Since our building products are intended for exterior use, our sales and operating earnings tend to be lower during periods of inclement weather. Weather conditions in the first quarter of each calendar year historically result in that quarter producing significantly less sales revenue than in any other period of the year. As a result, we have historically had lower profits or losses in the first quarter, and reduced profits in the fourth quarter of each calendar year due to the weather. Our results of operations for individual quarters in the future may be impacted by adverse weather conditions.

CRITICAL ACCOUNTING POLICIES

         The following discussion and analysis of our financial condition and results of operations are based upon our combined and consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based our historical experience, current trends and information available from other sources, as appropriate. If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates. Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory. Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at October 2, 2004 would result in a $0.83 million and $0.39 million impact upon SG&A expense and cost of products sold, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories. While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical. Our critical accounting policies include:

         REVENUE RECOGNITION. We recognize sales based upon shipment of products to our customers net of applicable provisions for discounts and allowances. The customer takes title upon shipment and assumes the risks and rewards of ownership of the product. Revenue includes selling price of the product and all shipping costs paid by the customer. Revenue is reduced at the time of sale for estimated sales returns and all applicable allowances and discounts based on historical experience. We also provide for estimates of warranty, bad debts, shipping costs and certain sales-related customer programs at the time of sale. Shipping and warranty costs are included in cost of products sold. Bad debt expense and sales-related marketing programs are included in selling, general and administrative expense. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are reconciled to the actual amounts.

         ACCOUNTS RECEIVABLE. We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments, which is provided for in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customers' receivables, considering customers' financial condition, credit history and other current economic conditions. If a customer's financial condition were to deteriorate which might impact its ability to make payment, then additional allowances may be required.

         INVENTORIES. Inventories in the accompanying consolidated and combined balance sheets are valued at the lower of cost or market. At October 2, 2004, October 4, 2003 and December 31, 2003, approximately $11,778,000, $12,312,000, and $10,097,000 of total inventories, respectively, were valued on the last-in, first-out method, or "LIFO." Under the first-in, first-out method, or "FIFO," of accounting, such inventories would have been approximately $982,000 and $752,000 lower at October 2, 2004 and October 4, 2003, respectively, and $402,000 higher at December 31, 2003. All other inventories were valued under the FIFO method. In connection with both LIFO and FIFO inventories, we record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

         ASSET IMPAIRMENT. In accordance with SFAS No. 144, we evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and intangible assets, based on expectations of non-discounted future cash flows for each subsidiary having a material amount of SFAS No. 144 long-lived assets. If the sum of the expected non-discounted future cash flow is less than the carrying amount of all assets including SFAS No. 144 long-lived assets, we would recognize an impairment loss. Based upon our most recent analysis, we believe that no material impairment of SFAS No. 144 long-lived assets existed at December 31, 2003.

         INSURANCE LIABILITIES. We record insurance liabilities and related expense for health, workers' compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of their policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. We rely heavily on historical trends and, in certain cases, the advice and calculations of third-party actuarial consultants when determining the appropriate insurance reserves to record in our consolidated and combined balance sheets for a substantial portion of our workers' compensation and general and product liability losses.

         INCOME TAXES. Federal income taxes have been recorded in our combined financial statements based upon our pro rata share of Nortek's consolidated federal tax provision. We account for deferred income taxes using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes," or "SFAS No. 109," which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet. The amount recorded in our financial statements at December 31 of each year reflects estimates of final amounts due to timing of completion and filing of actual income tax returns. Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future. After February 12, 2004, U.S. federal income tax returns will be prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, Inc., Ply Gem Industries, Inc. and its subsidiaries. We have executed a tax sharing agreement with Ply Gem Holdings, Inc. and Ply Gem Investment Holdings, Inc. pursuant to which tax liabilities for each respective party are computed on a stand-alone basis. U.S. subsidiaries will continue to file unitary, combined and separate state income tax returns. CWD Windows and Doors will file separate Canadian income tax returns.

RESULTS OF OPERATIONS

         In view of the seasonality of our business, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

         The following tables set forth our results of operations based on the amounts and the percentage relationship of the items listed to net sales for the periods indicated. However, our results of operations set forth in the tables below may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future. Our results of operations in future periods may differ from our historical performance due to changes in our business as discussed above under "General."

         Our nine months ended unaudited statement of operations data for the predecessor periods includes the Pre-Nortek Recapitalization period of January 1 through January 9, 2003 and the Post-Nortek Recapitalization periods of January 10, 2003 through October 4, 2003 and January 1, 2004 through February 11, 2004 for Ply Gem Industries, Inc. and the period from January 23, 2004 to October 2, 2004 for Ply Gem Holdings, Inc. The Pre-Nortek Recapitalization and Post-Nortek Recapitalization periods were prepared using different bases of accounting and therefore are not directly comparable. As a result of the Ply Gem Acquisition on February 12, 2004, we applied purchase accounting to the period February 12, 2004 through October 2, 2004.

                                        Pre-Nortek          Post-Nortek             Ply Gem               Ply Gem
                                     Recapitalization     Recapitalization      Industries, Inc.      Holdings, Inc.
                                     ----------------     ----------------      ----------------      --------------
                                    January 1, 2003 to   January 10, 2003 to   January 1, 2004 to   January 23, 2004 to
                                      January 9, 2003       October 4, 2003     February 11, 2004      October 2, 2004
                                    ------------------   -------------------   -------------------  -------------------
(dollars in thousands)                                       (unaudited)           (unaudited)           (unaudited)
STATEMENT OF OPERATIONS DATA:
Net Sales .........................   $  8,824   100%       $ 410,147   100%    $ 40,612   100%        $ 404,507   100%
Cost of products sold .............      7,651   86.7         308,259   75.2      33,611   82.8          303,872   75.1
Gross profit ......................      1,173   13.3         101,892   24.8       7,001   17.2          100,635   24.9
Selling, general and
administrative
    expense .......................      1,529   17.3          56,977   13.9       8,345   20.5           45,413   11.2
Amortization of intangible
assets                                      70    0.8           3,130    0.8         201    0.5            3,000    0.7
                                      --------              ---------           --------               ---------
Operating earnings (loss) .........       (426)  (4.8)         41,781   10.2      (1,545)  (3.8)          52,222   12.9
Foreign currency gain..............                                                                        1,596    0.4
Interest expense, net..............       (976) (11.1)        (24,733)  (6.0)     (3,684)  (9.1)         (23,356)  (5.8)
Investment income .................          2    0.0             152    0.0          29    0.1               81    0.0
                                      --------              ---------           --------               ---------
Income (loss) before provision
    (benefit) for income taxes ....     (1,400) (15.9)         17,200    4.2      (5,200) (12.8)          30,543    7.6
Provision (benefit) for income
taxes                                     (500)  (5.7)          6,600    1.6      (1,850)  (4.6)          11,740    2.9
                                      --------              ---------           --------               ---------
Net income (loss) .................   $   (900) (10.2)%     $  10,600    2.6%   $ (3,350)  (8.2)%      $  18,803    4.6%
                                      ========              =========           ========               =========


                                                        For the three months     For the three months
                                                       Ended October 4, 2003    Ended October 2, 2004
                                                       ---------------------    ---------------------
          (dollars in thousands)                         (unaudited)             (unaudited)
          STATEMENT OF OPERATIONS DATA:
          Net Sales ............................       $ 156,549        100%    $ 178,732         100%
          Cost of products sold ................         114,496        73.1      132,657         74.2
                                                         -------                  -------
          Gross profit .........................          42,053        26.9       46,075         25.8
          Selling, general and administrative
              expense ..........................          19,492        12.5       19,723         11.0
          Amortization of intangible assets                1,072         0.7        1,974          1.1
                                                         -------                  -------
          Operating earnings (loss) ..........            21,489        13.7       24,378         13.6
          Foreign currency gain ...............                                     1,596          0.9
          Interest expense, net ................          (8,589)       (5.5)     (10,271)        (5.7)
                                                         -------                  -------
          Income (loss) before provision
              (benefit) for income taxes .......          12,900         8.2       15,703          8.8
          Provision (benefit) for income taxes             5,000         3.2        6,101          3.4
                                                         -------                  -------
          Net income (loss) ....................       $   7,900         5.0%   $   9,602          5.4%
                                                       =========                =========

FOR THE 2003 PERIODS OF JANUARY 1, 2003 TO JANUARY 9, 2003 AND JANUARY 10, 2003 TO OCTOBER 4, 2003 COMPARED TO THE 2004 PERIODS OF JANUARY 1, 2004 TO FEBRUARY 11, 2004 AND JANUARY 23, 2004 TO OCTOBER 2, 2004.

NET SALES. (DOLLARS IN THOUSANDS)

    Pre-Nortek           Post-Nortek                                                    Ply Gem
 Recapitalization      Recapitalization                             Ply Gem            Holdings,
 January 1, 2003         January 10,         Three Months         January 1,         Inc. January        Three Months
to January 9, 2003         2003 to               Ended              2004 to           23, 2004 to            Ended
                       October 4, 2003      October 4, 2003      February 11,       October 2, 2004     October 2, 2004
                                                                     2004
       $8,824              $410,147             $156,549             $40,612            $404,507            $178,732


         Net sales for the January 1 to February 11, 2004 and January 23 to October 2, 2004 periods presented increased over the January 1 to January 9, 2003 and January 10 to October 4, 2003 periods presented (the "2003 periods"). The increase in net sales was driven by net sales contributed by MW which increased sales by $29.2 million over the sales from the 2003 periods. The increase in net sales was driven by unit volume growth in our siding products and increased selling prices across both our product segments that resulted from price increases that we initiated in response to higher raw material costs, specifically PVC resin and aluminum, and was partially offset by the negative impact from the hurricanes and the resulting wet weather that occurred during the third quarter in the southeast region of the United States, as well as weaker demand for our remodeling window products. We have been working on and will be launching a new remodeling window product line in either the fourth quarter of 2004 or the first quarter of 2005. In addition, third quarter sales volume of our fencing products were lower than prior year due to our customers reducing inventory levels during the third quarter which we believe was in response to our improved service capabilities and the aforementioned impact of wet weather in our southeast region.

         Net sales for the three months ended October 2, 2004 (2004 period) increased by $22.2 million or 14.2% over the three month period ended October 4, 2003 (2003 period), driven by net sales contributed by MW, which increased sales by $29.2 million. Excluding the effect of MW's contribution and excluding the results of operations of Thermal-Gard, Inc. in 2003, the assets of which were sold in February 2004, net sales for the three months ended October 2, 2004 decreased by $5.3 million or 3.4% from the three month period ended October 4, 2003. The $5.3 million decrease in the 2004 period was driven by the hurricanes and the resulting wet weather that occurred during the third quarter in the southeast region of the United States, and weaker demand for our remodeling window products, for which we will be launching a new remodeling window product line in either the fourth quarter of 2004 or the first quarter of 2005. In addition, third quarter sales volume of our fencing products were lower than the prior year due to our customers reducing inventory levels during the third quarter, which we believe was in response to our improved service capabilities and the aforementioned impact of wet weather in our southeast region. Lower unit volume in both segments during the third quarter was partially offset by increased selling price across both our product segments that resulted from price increases that were initiated in response to higher raw material costs, specifically PVC resin and aluminum.

COST OF PRODUCTS SOLD. (DOLLARS IN THOUSANDS)

    Pre-Nortek           Post-Nortek                                                    Ply Gem
 Recapitalization      Recapitalization                             Ply Gem            Holdings,
 January 1, 2003         January 10,         Three Months         January 1,         Inc. January        Three Months
to January 9, 2003         2003 to               Ended              2004 to           23, 2004 to            Ended
                       October 4, 2003      October 4, 2003      February 11,       October 2, 2004     October 2, 2004
                                                                     2004
            $7,651         $308,259             $114,496             $33,611            $303,872            $132,657
Percent of net sales:
             86.7%            75.2%                73.1%               82.8%               75.1%               74.2%

         Cost of products sold for the January 1 to February 11, 2004 and January 23 to October 2, 2004 periods increased compared to cost of products sold for the January 1 to January 9, 2003 and January 10 to October 4, 2003 periods presented. The increase in cost of products sold was primarily due to increased unit sales volume which was largely driven by MW's sales contribution. The increase in cost of products sold as a percentage of sales resulted from higher raw material cost, specifically PVC resin and aluminum, both of which saw significant increases in market prices during the 2004 periods. Increased raw material costs were largely offset by increases in selling prices and operational efficiency improvements across both our reporting segments. The operational efficiency improvements that were realized in our siding, fencing, railing and decking segment were due primarily to i) the closure of our Butler, PA siding facility in May of 2003, and ii) the renegotiation of our PVC resin pricing effective July 1, 2003. The operational efficiency improvements that were realized in our windows and doors segment were the result of the successful implementation of lean manufacturing techniques that were implemented by our management team during 2003. The periods presented for both 2003 and 2004 were impacted by application of purchase accounting, primarily from the non-cash write off of excess purchase price allocated to inventory, which impacted the 2003 periods presented and the 2004 periods presented by $1.4 million and $2.0 million, respectively.

         Cost of products sold for the three months ended October 2, 2004 was $132.7 million or 74.2% of sales, compared to $114.5 million or 73.1% of sales for the three months ended October 4, 2003. The $18.2 million increase in cost of products sold was driven by increased unit sales volume, which was largely driven by MW's sales contribution and the negative impact of higher cost of products sold as a percentage of sales. The increase in cost of products sold as a percentage of net sales resulted from higher raw material cost, specifically PVC resin and aluminum, both of which saw significant increases in market prices during the third quarter of 2004 compared to the third quarter of 2003. PVC resin market price increased in the third quarter of 2004 by approximately 32.1% compared to the same period in 2003, while aluminum ingot market costs increased by approximately 24.1% in the third quarter of 2004 compared to the same period in 2003. The increase in raw material cost was partially offset by an increase in selling prices that was launched in the first six months of the year in both our reporting segments, and an additional price increase that was launched in our siding, fencing, railing and decking segment in August 2004. In addition, the favorable impact of operational efficiency improvements that we realized in both our reporting segments continued to help offset the increase in raw material cost.


  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. (DOLLARS IN THOUSANDS)

    Pre-Nortek           Post-Nortek                                                    Ply Gem
 Recapitalization      Recapitalization                             Ply Gem            Holdings,
 January 1, 2003         January 10,         Three Months         January 1,         Inc. January        Three Months
to January 9, 2003         2003 to               Ended              2004 to           23, 2004 to            Ended
                       October 4, 2003      October 4, 2003      February 11,       October 2, 2004     October 2, 2004
                                                                     2004

            $1,529          $56,977              $19,492              $8,345             $45,413             $19,723
Percent of net sales:
             17.3%            13.9%                12.5%               20.5%               11.2%               11.0%

         SG&A expense for the January 1 to February 11, 2004 and January 23 to October 2, 2004 periods presented decreased from the January 1 to January 9, 2003 and January 10 to October 4, 2003 periods presented. The decline was largely due to the elimination of the Nortek management fee and the decline in corporate expenses following the Ply Gem Acquisition. The SG&A expense for the 2003 periods presented included Nortek's management fee of $4.8 million and $4.2 million of allocated corporate expense, where as the SG&A for the 2004 periods presented included $0.2 million for Nortek's management fee, $0.3 million of allocated corporate expense and $1.3 million of accrued Caxton-Iseman

Capital general advisory fee. The decline in SG&A expense was further impacted by a decrease of $.8 million in SG&A costs due to the closing of operations of our Thermal-Gard, Inc. subsidiary, and iii) certain one-time cost totaling $1.3 million incurred in the 2003 periods presented related to the closure of our Butler, Pennsylvania manufacturing facility in May 2003 and severance and relocation costs incurred in our windows and doors segment. These decreases in SG&A expense were partially offset by the addition of SG&A expenses relating to our newly acquired MW subsidiary, consisting of $2.8 million of expense incurred during the period August 27 through October 2, 2004, $2.4 million of corporate stand-alone costs, and $0.3 million of incremental rent expense related to the sale lease-back transaction that was completed in conjunction with the MW Acquisition.

         SG&A expense for the three months ended October 2, 2004 increased by $0.2 million from the three months ended October 4, 2003. SG&A expense for the three months ended October 4, 2003 included Nortek's management fee of $2.5 million and $1.2 million of allocated corporate expense, compared to SG&A expense for the 2004 periods presented which included no Nortek management fee or allocated corporate expense, but did include $0.6 million of accrued Caxton-Iseman Capital general advisory fee. Furthermore, the decline in SG&A expense was impacted by i) a decrease of $0.4 million in SG&A costs due to the closing of operations of our Thermal-Gard, Inc. subsidiary, and ii) certain one-time cost totaling $0.3 million incurred in the 2003 periods presented related to the closure of our Butler, Pennsylvania manufacturing facility in May 2003 and severance and relocation costs incurred in our windows and doors segment. These decreases in SG&A expense were partially offset by the addition of SG&A expenses relating to our newly acquired MW subsidiary, consisting of $2.8 million incurred during the period August 27 through October 2, 2004, $0.6 million of corporate stand-alone costs, and $0.3 million of incremental rent expense related to the sale lease-back transaction that was completed in conjunction with the MW Acquisition.

  OPERATING EARNINGS (LOSS). (DOLLARS IN THOUSANDS)

    Pre-Nortek           Post-Nortek                                                    Ply Gem
 Recapitalization      Recapitalization                             Ply Gem            Holdings,
 January 1, 2003         January 10,         Three Months         January 1,         Inc. January        Three Months
to January 9, 2003         2003 to               Ended              2004 to           23, 2004 to            Ended
                       October 4, 2003      October 4, 2003      February 11,       October 2, 2004     October 2, 2004
                                                                     2004
            $(426)         $41,781              $21,489            $(1,545)             $52,222             $24,378
Percent of net sales:
            (4.8)%           10.2%                13.7%              (3.8)%               12.9%               13.6%

         Operating earnings for the January 1 to February 11, 2004 and January 23 to October 2, 2004 periods presented increased over the periods presented for January 1 to January 9, 2003 and January 10 to October 4, 2003. As discussed above with regard to net sales, the increase in operating earnings was principally due to $4.0 million of operating earnings contributed by MW from the August 27, 2004 through October 2, 2004 period, lower SG&A expense due to lower corporate management charges, and one-time costs that were incurred in the 2003 periods presented. Operating earnings were reduced by depreciation expense and amortization of intangible assets, which were approximately $0.3 million and $10.8 million for the 2003 periods January 1 to January 9, 2003 and January 10, 2003 to October 4, 2003, respectively, and were approximately $1.4 million and $10.3 million for the 2004 periods January 1 to February 11, 2004 and January 23 to October 2, 2004 respectively. The periods presented for both 2003 and 2004 were impacted by the application of purchase accounting, primarily from the non-cash write off of excess purchase price allocated to inventory, which impacted cost of products sold for the 2003 periods presented and the 2004 periods presented by $1.4 million and $2.0 million, respectively.

         Operating earnings for the three months ended October 2, 2004 increased by $2.9 million over the three month period ended October 4, 2003. As discussed above, the increase in operating earnings was principally due to $4.0 million of operating earnings contributed by MW from August 27, 2004 through October 2, 2004, lower SG&A expense due to lower corporate management charges, and one-time costs that were incurred in the 2003 periods presented. These improvements in the third quarter 2004 operating earnings were partially offset by higher material cost, specifically PVC resin and aluminum, that was not fully offset by price increases within the quarter. Operating earnings were reduced by depreciation expense and amortization of intangible assets, which were approximately $3.7 million for the three month period ended October 4, 2003 and approximately $5.1 million for the three month period ended October 2, 2004.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL

         Our primary cash needs are for working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our former credit facility (which was terminated in July 2002) and from our former parent, Nortek.

         Net cash provided by operating activities for the 2004 periods of January 1 to February 11, 2004 and January 23 to October 2, 2004 was $1.6 million and $32.3 million, respectively, while net cash provided by operating activities for the 2003 periods of January 1 to January 9, 2003 and January 10 to October 4, 2003 was $1.9 million and $6.2 million, respectively. The increase in net cash provided by operating activities for the 2004 periods presented compared to the 2003 periods presented was primarily driven by improved earnings and improved working capital.

         Net cash provided by (used in) investing activities for the 2004 periods of January 1 to February 11, 2004 and January 23 to October 2, 2004 was $0.4 million and ($852.8) million respectively, while net cash used in investing activities for the 2003 periods of January 1 to January 9, 2003 and January 10 to October 4, 2003 were ($0.3) million and ($5.9) million respectively. The increase in cash used in investing activities during the 2004 periods presented was driven by the cash used to fund the Ply Gem Acquisition and the MW Acquisition.

         Net cash provided by (used in) financing activities for the 2004 periods of January 1 to February 11, 2004 and January 23 to October 2, 2004 was ($7.5) million and $841.1 million respectively, while net cash provided by (used in) financing activities for the 2003 periods of January 1 to January 9, 2003 and January 10 to October 4, 2003 were ($4.7) million and $2.6 million respectively. The increase in net cash provided by financing activities for the 2004 periods presented was driven by the cash provided from our new capital structure that resulted from the consummation of the Ply Gem Acquisition and the MW Acquisition, which includes our new senior subordinated notes, new senior term loan facilities, our new senior revolving credit facility and $167.0 million of equity contribution.

         Our capital expenditures for the 2004 periods of January 1 to February 11, 2004 and January 23 to October 2, 2004 were $0.7 million and $3.5 million, respectively, as compared to our capital expenditures for the 2003 periods of January 1 to January 9, 2003 and January 10 to October 4, 2003 which were $0.3 million and $5.9 million, respectively. We expect our capital expenditures in the near future to remain consistent with our expenditures in past periods.

  IMPACT OF THE PLY GEM ACQUISITION AND THE MW ACQUISITION

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our new senior credit facilities. As of October 2, 2004, we had $701.9 million of indebtedness and $20.3 million of availability under our new revolving credit facility. Concurrently with the Ply Gem Acquisition, we issued $225 million aggregate principal amount of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc. Ply Gem Holdings Inc. is a holding company and has no operations. Under the terms of the indenture governing the 9% notes, there are restrictions on the ability of Ply Gem Industries, Inc. to dividend or distribute cash or property to Ply Gem Holdings Inc. Our new senior credit facilities consisted of a $65.0 million revolving credit facility and $190.0 million of term loan facilities. We borrowed the full amounts under the term loan facilities and approximately $3.0 million under the revolving credit facility. Subsequent to the Ply Gem Acquisition, we amended and restated our new senior credit facilities on March 3, 2004 to increase our U.S. term loan facility from $160.0 million to $170.0 million and reduce our revolving credit facility from $65.0 million to $55.0 million. We utilized the additional $10.0 million to pay down existing indebtedness under our municipal loan agreements. In connection with the MW Acquisition, we entered into an amendment to our senior credit facilities, which increased by $15.0 million our revolving credit facility and added an additional term loan facility in the amount of $111.0 million. We also issued an additional $135.0 million aggregate principal amount of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc. At closing, we borrowed the entire amount under the new term loan facility and an additional $6.0 million under the revolving credit facility to fund the MW Acquisition and pay related costs and expenses.

         The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility will mature five years after the closing and will have no scheduled amortization or commitment reductions. The term loan facilities will mature seven years after the closing and will have quarterly scheduled amortizations of $500,000 beginning in the quarter ended June 30, 2004 and for the next 23 calendar quarters thereafter, $47,000,000 on each of June 30, 2010, September 30, 2010, December 31, 2010, and $158,000,000 on the maturity date. Interest payments on the senior subordinated notes and required principal and interest payments on borrowings under our new senior credit facilities will substantially increase our cash requirements. Our significant debt service obligations, under certain circumstances, have material consequences to you.

         Our senior credit facilities and the indenture for the senior subordinated notes impose certain restrictions on us, including restrictions on our ability to incur indebtedness, pay dividends, make investments, grant liens, sell our assets and engage in certain other activities. The terms of our new senior credit facilities and the terms of the senior subordinated notes also significantly restrict our ability to pay dividends and otherwise distribute assets to our parent, Ply Gem Holdings. In addition, our new senior credit facilities require us to comply with certain financial ratios. Indebtedness under our new senior credit facilities is secured by substantially all of our assets, including our real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, our new senior credit facilities are guaranteed by our direct parent and secured by its assets (including our equity interests), as well as guaranteed and secured by the equity interests and substantially all of the assets of our current and, if any, future subsidiaries, subject to exceptions.

         Pursuant to the Sale and Leaseback Transaction, we sold eight of our properties for approximately $36.0 million, and simultaneously entered into long-term leases for those properties with initial annual cash rent of approximately $3.5 million. The net proceeds of the Sale and Leaseback Transaction were used to fund a portion of the purchase price of the MW Acquisition.

         Because of the inherent seasonality in our business and the resulting working capital requirements, our liquidity position within a given year will fluctuate. The seasonal effect that creates greatest capital needs is experienced during the first six months of the year and we anticipate the need to borrow funds under our existing revolving credit facility to support this requirement. However, we anticipate that the funds generated by operations and funds available under our new senior credit facilities will be adequate to finance our ongoing operational cash flow needs, capital expenditures (as described above), debt service obligations, management incentive expenses, fees payable under our General Advisory Agreement and other contractual obligations for the foreseeable future.


CONTRACTUAL OBLIGATIONS

         The following table summarizes our contractual cash obligations under financing arrangements and lease commitments as of October 2, 2004, including interest amounts. Except for the senior subordinated notes, the interest rates are generally variable and have been presented at the current rates. Actual rates for future periods may differ from those presented here. Additionally, we have reflected the pension obligation in future periods as being equal to the 2004 annual funding requirement.

                                                                                              MORE THAN
                                                                LESS                         3 YEARS YET
                                                   TOTAL        THAN                          LESS THAN       5 YEARS
                                                  AMOUNT      1 YEAR        1-3 YEARS         5 YEARS         OR MORE
                                            ------------   ---------  --------------------   -----------     --------
                                                                     (DOLLARS IN THOUSANDS)
Revolving credit facility                   $     22,708   $     757       $    2,371        $     1,580     $ 18,000
Term loan facilities                             393,613      15,576           46,201            122,852      208,984
Mortgage notes and industrial
  revenue bonds payable                           15,677         520            1,607              1,124       12,426
Senior subordinated notes                        603,000      32,400           97,200             64,800      408,600
Non-cancelable lease commitments                  76,426       5,793           14,021              7,448       49,164
Pension obligations                                5,254         485            1,455                970        2,344
                                            ------------    --------        ---------         ----------     --------
    Total                                   $  1,116,678    $ 55,531        $ 162,855         $  198,774     $699,518
                                            ============    ========        =========         ==========     ========



INFLATION; SEASONALITY

         Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment.

         The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States and Western Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home repair and remodeling and new home construction sectors. Our sales are usually lower during the first and fourth quarters. Since a portion of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund our working capital is greater from late in the fourth quarter through the first quarter.


RECENT ACCOUNTING PRONOUNCEMENTS

         SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143") addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002 with early adoption permitted. We adopted SFAS No. 143 on January 1, 2003. Adoption of this accounting standard was not material to our financial statements included elsewhere herein.

         SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections" ("SFAS No. 145"), was issued in April 2002 and addresses the reporting of gains and losses resulting from the extinguishment of debt, accounting for sale-leaseback transactions and rescinds or amends other existing authoritative pronouncements. SFAS No. 145 requires that any gain or loss on extinguishment of debt that does not meet the criteria of APB 30 for classification as an extraordinary item shall not be classified as extraordinary and shall be included in earnings from continuing operations. The provisions of this statement related to the extinguishment of debt are effective for financial statements issued in fiscal years beginning after May 15, 2002 with early application encouraged. We adopted SFAS No. 145 on January 1, 2003 and adoption of this accounting standard was not material to the results presented in the financial statements included elsewhere herein.

         Effective January 1, 2003, we adopted SFAS No. 146, "Accounting for Costs Associated with Exit of Disposal Activities" ("SFAS No. 146"), which addresses the accounting and reporting for costs associated with exit or disposal activities, nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" ("EITF 94-3") and substantially nullifies EITF Issue No. 88-10, "Costs Associated with Lease Modification or Termination" ("EITF 88-10"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost as defined in EITF 94-3 was recognized at the date of an entity's commitment to an exit plan. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on our financial statements included elsewhere herein.

         In the fourth quarter 2003, we adopted the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123. We adopted SFAS No. 123 using the prospective method of transition in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure" ("SFAS No. 148"). The prospective method under SFAS No. 148 required us to adopt SFAS No. 123 effective January 1, 2003 for all stock options issued during 2003. Prior to January 1, 2003, we accounted for options granted to employees using the intrinsic value method pursuant to the provisions of APB 25, under which no compensation cost was recognized since the options were granted with exercise prices equal to the fair market value of the common stock at the date of grant. The adoption of this accounting standard was not material to the results presented in the financial statements included elsewhere herein. Following the consummation of the Transactions on

February 12, 2004, we have accounted for options granted to employees using the intrinsic value method pursuant to the provisions of APB 25.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). Along with new disclosure requirements, FIN 45 requires guarantors to recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing the guarantee. This differs from the prior practice to record a liability only when a loss is probable and reasonably estimable. The recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. We adopted the disclosure provisions of FIN 45 as of December 31, 2002 and adopted the entire interpretation on January 1, 2003. Adoption of FIN 45 was not material to our financial statements included elsewhere herein.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarifies the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 apply to us immediately for variable interest entities created after January 31, 2003 and for existing variable interest entities no later than the end of the first annual reporting period beginning after December 15, 2003. We do not expect any material impact on our financial statements as a result.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"), which clarifies the financial accounting and reporting proscribed by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133") for derivative instruments, including certain derivative instruments embedded in other contracts. Certain provisions of SFAS No. 149 related to implementation issues of SFAS No. 133 are already effective and other provisions related to forward purchases or sales are effective for both existing contracts and new contracts entered into after June 30, 2003. We had previously adopted SFAS No. 133, including the implementation issues addressed in SFAS No. 149, and the adoption of the new provisions of SFAS No. 149 on July 1, 2003 did not have a material impact on our financial statements included elsewhere herein.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS No. 150"), which addresses the accounting and reporting for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003 and for all existing financial instruments beginning in the first interim period after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. We adopted SFAS No. 150 on July 1, 2003. Adoption of this accounting standard did not have a material impact on our financial statements included elsewhere herein.

     In December 2003, the FASB issued the revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132") to require additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The revised SFAS No. 132 provides only for additional disclosures and does not change the accounting for pension and postretirement plans.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      This Quarterly Report on Form 10-Q contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as "believe," "anticipate," "expect," "intend," "plan," "will," "may" and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report:

    o    our high degree of leverage and significant debt service obligations;

    o restrictions under the indenture governing the notes and our senior credit facilities;

    o    the competitive nature of our industry;

    o changes in interest rates, and general economic, home repair and remodeling and new home construction market conditions;

    o    changes in the price and availability of raw materials; and

    o    changes in our relationships with our significant customers.

     Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report are set forth in Amendment No. 5 to our Registration Statement on Form S-4. We undertake no obligation to update the forward-looking statements in this filing.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our principal interest rate exposure relates to the term loans outstanding under our new senior credit facilities. We have $310.0 million of term loans outstanding, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin. Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $0.8 million per year. We also have a revolving credit facility which provides for borrowings of up to $70.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities. Assuming the new revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year. We are also party to several municipal loan agreements, some of which accrue interest at a variable rate. The aggregate net amount of principal outstanding on the municipal loans that is subject to a variable rate of interest is $13.6 million, as of October 2, 2004. Each quarter point increase or decrease in the interest rate on the municipal loans subject to variable rates of interest would change our interest expense by approximately $0.03 million per year. In the future we may enter into interest rate swaps, involving exchange of floating or fixed rate interest payments, to reduce our exposure to interest rate volatility.

     Our term loan facility has three tranches, a $170.0 million tranche under which Ply Gem Industries, Inc. is the borrower, a $111.0 million tranche under which Ply Gem Industries, Inc. is the borrower, and a $30.0 million tranche under which our Canadian subsidiary is the borrower. Because the $30.0 million Canadian loan is denominated in US dollars, and the Canadian subsidiary's functional currency is Canadian dollars, there exists a risk of currency translation gain or loss. Each quarter point increase or decrease in the currency translation rate would create a gain or loss of approximately $0.08 million.

ITEM 4.     CONTROLS AND PROCEDURES

     We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 2, 2004 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

     There were no changes in our internal control over financial reporting that occurred during the quarter ended October 2, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS

     (a) EXHIBITS

The exhibit listed below is filed as part of Form 10-Q for quarter ended October 2, 2004.

EXHIBIT NO.                    DESCRIPTION OF EXHIBIT
-----------                    ----------------------

    31.1* Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

    31.2* Certification by Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

    32.1* Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    32.2* Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          PLY GEM HOLDINGS, INC.
                                                              (Registrant)


Date:  November 15, 2004

                                                        By:     /s/ LEE D. MEYER
                                                        ------------------------
                                                                    Lee D. Meyer
                                           President and Chief Executive Officer


Date:  November 15, 2004

                                                        By:     /s/ SHAWN K. POE
                                                        ------------------------
                                                                    Shawn K. Poe
                                                 Vice President, Chief Financial
                                                Officer, Treasurer and Secretary




46