Form 10-K
period 2004-12-31
PLY GEM HOLDINGS INC
filed 2005-03-31
CIK 1284807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


   [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

                                       or

   [_] Transition Report Pursuant to Section 13 or 13(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________.

                       Commission File Number: 333-114041

                             PLY GEM HOLDINGS, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                DELAWARE                                      20-0645710
--------------------------------------------------------------------------------
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification Number)


   185 PLATTE CLAY WAY, KEARNEY, MISSOURI                        64060
--------------------------------------------------------------------------------
   (Address of principal executive offices)                    (Zip Code)

        Registrant's telephone number, including area code: 800-800-2244

        Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [_]   No [X] (1)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether registrant is an accelerated filer (as defined in
Rule 12b-2 of the Act). Yes[_]   No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2004 was $0.

Documents incorporated by reference:  None

The Company had 100 shares of common stock outstanding as of March 31,2005.

(1) The registrant became subject to the filing requirements of Section 15(d) on January 13, 2005.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

         This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

         Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K report are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included herein. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K report to conform such statements to actual results or to changes in our expectations.

         There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under "Risk factors," and the following:

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



PART I

ITEM 1.  BUSINESS

                                   THE COMPANY

COMPANY OVERVIEW

         We are a leading manufacturer of residential exterior building products in North America. We offer a comprehensive product line of vinyl siding and skirting, vinyl windows and doors, and vinyl and composite fencing, railing and decking that serves both the home repair and remodeling and new home construction sectors in all 50 states and Western Canada. Vinyl building products have the leading and increasing share of sales by volume in siding and windows, and the fastest growing share of sales by volume in fencing in the U.S. We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products. We believe our broad product offering and geographically diverse manufacturing base allow us to better serve our customers and provide us with a competitive advantage over other vinyl building products suppliers. We have two reportable segments: (i) siding, fencing, railing and decking, and (ii) windows and doors.

        Additional information concerning our business is set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations, Item 7 of Part II of this report, incorporated herein by reference.

         Unless the context indicates or requires otherwise, (i) the term "Ply Gem Holdings" refers to Ply Gem Holdings, Inc.; (ii) the term "Ply Gem Industries" refers to Ply Gem Industries, Inc., our principal operating subsidiary; and (iii) the terms "we," "our," "ours," "us" and the "Company" refer collectively to Ply Gem Holdings and its subsidiaries. The use of these terms is not intended to imply that Ply Gem Holdings and Ply Gem Industries are not separate and distinct legal entities.


HISTORY

         Ply Gem Holdings was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries from Nortek, Inc. ("Nortek") (the "Ply Gem Acquisition"). Nortek was at the time a wholly-owned subsidiary of Nortek Holdings, Inc. ("Nortek Holdings"). The Ply Gem Acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries, Inc., to Ply Gem Holdings, pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc., Nortek and WDS LLC, dated as of December 19, 2003, as amended. Prior to February 12, 2004, Ply Gem Holdings had no operations and Ply Gem Industries was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek. Ply Gem Holdings, a Delaware corporation, is a wholly-owned subsidiary of Ply Gem Investment Holdings, Inc., a Delaware corporation controlled by an affiliate of Caxton-Iseman Capital, Inc. and its affiliates. Prior to the Ply Gem Acquisition, Ply Gem Industries was known as the Windows, Doors and Siding division of Nortek.

         On August 27, 2004 Ply Gem Industries acquired all of the outstanding shares of capital stock of MWM Holding, Inc. ("MWM Holding"), in accordance with the Stock Purchase Agreement entered into among Ply Gem Industries, MWM Holding, Inc., and the selling stockholders, dated as of July 23, 2004 (the "MW Acquisition"). The accompanying financial statements include the operating results of MWM Holding from August 27, 2004 through December 31, 2004. In connection with MW Acquisition, our phantom stock plan was modified to accelerate the vesting term as defined in the related grants. This modification resulted in a new measurement date for existing grants under the plan. However, notwithstanding the new measurement date, no additional compensation expense was incurred and recorded.

         MWM Holding, a Delaware corporation, is a wholly-owned subsidiary of Ply Gem Industries. MWM Holding is the sole owner of all of the outstanding shares of capital stock of MW Manufacturers Holdings Corp., which is the sole owner of all of the outstanding shares of MW Manufacturers, Inc. ("MW"). Prior to the MW Acquisition (described below), MWM Holding, Inc. was owned by Investcorp SA ("Investcorp") and its affiliates and members of MW management.

OUR STRATEGY

>> CONTINUE SHARE GAINS. We intend to increase our market share in several key markets, including vinyl siding and fencing in the U.S. and windows and doors in the South Atlantic, Mid-Atlantic, Midwest, East South Central, and New England regions and in Western Canada. Continued investments in product innovation and quality coupled with strong customer service further enhance our ability to capture market share in each of our markets. Additionally, we believe there is substantial opportunity across our product families to cross-sell and bundle products to further leverage our channel partners and exclusive industry relationships. We intend to leverage MW's strong relationships in its core geographic markets to increase sales of all of our products, including taking advantage of cross-selling opportunities to our customers and MW's customers. With our extensive manufacturing capabilities, product breadth and national distribution capabilities, we can provide our customers with a cost-effective, single source from which to purchase their residential exterior building product needs.

>> EXPAND BRAND COVERAGE AND PRODUCT INNOVATION. We intend to leverage the reputation of our brands for innovation and quality to fill in our product offerings and price points. In addition, we plan to maximize the value of our new product innovations and technologies by deploying best practices and manufacturing techniques across our product categories. For example, we believe our recent innovations and expertise in manufacturing composite materials for railing and decking have favorably positioned our siding and accessories products as the siding sector prepares for the introduction of composite materials. Together, Ply Gem and MW currently employ 22 research and development professionals dedicated to new product development, reformulation, product redesign and other manufacturing and product improvements.

>> FURTHER IMPROVE OPERATING EFFICIENCIES. While we have significantly improved our vinyl siding manufacturing cost structure over the last several years, we believe that there are further opportunities for improvement. In addition, we intend to introduce similar manufacturing improvements and best practices in our other product categories, including, for example, expansion of our virtual plant strategy to our windows manufacturing facilities. We also plan to optimize product development, sales and marketing, materials procurement, operations and administrative functions across all of our product categories. A significant opportunity involves leveraging total raw material expenditures to obtain volume discounts and minimize costs. In addition, the integration of our sales and marketing efforts across our product categories provides an ongoing opportunity to significantly improve sector penetration while lowering overall selling, general and administrative expense as a percentage of sales.


INDUSTRY OVERVIEW

         Demand for exterior building products, including siding, fencing, railing and decking, and windows and doors, is primarily driven by repair and remodeling of existing homes and construction of new homes, which are affected by changes in national and local economic and demographic conditions, employment levels, availability of financing, interest rates, consumer confidence and other factors.

HOME REPAIR AND REMODELING. Since the early 1990's, demand for home repair and remodeling has remained robust as a result of strong economic growth, low interest rates and favorable demographic trends. According to the U.S. Census Bureau, expenditures for maintenance, repairs, and improvements increased from $120.0 billion in 1992 to $138.3 billion in 1997 and $166.7 billion in 2003, representing a five and ten-year compound annual growth rate of 2.9% and 3.0%, respectively.

         Leading drivers of home repair and remodeling expenditures include the age and size of the housing stock, the rate of existing home sales, home size and home ownership rates. According to the Census Bureau, the median age of the U.S. housing stock increased to approximately 29 years in 2000, up 16% from 25 years in 1990. Additionally, over the past fifteen years, the size of a typical new home has increased, with the current average at over 2,300 square feet. Home ownership has also been rising steadily over the past decade from 64.4% in 1992 to 69.2% in 2004.

NEW HOME CONSTRUCTION. New home construction has experienced strong growth since the early 1990s. Between 1991 and 2003, housing starts increased at a compound annual growth rate of 4.9%. With steady growth in new housing starts, the number of U.S. housing units has also increased from approximately 102.3 million in 1990 to 122.2 million in 2004.

         New home construction continues to be supported by a favorable interest rate environment and strong demographic trends, as increasing immigration drives demand for starter homes, and maturing baby boomers seek second homes and trade-up properties. According to the Joint Center for Housing Studies of Harvard University, total new home construction between 2005 and 2015 is expected to reach 18.5-19.5 million units, as compared to 16.4 million units added in the 1990s.

SIDING, FENCING, RAILING AND DECKING SEGMENT

         In our siding, fencing, railing and decking segment, our principal products include vinyl siding and skirting, vinyl and aluminum soffit, aluminum trim coil, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims and outside/inside corner posts. We sell our siding and accessories under our Variform and Napco brand names and under the Georgia-Pacific brand name through a private label program. We also sell our Olde Providence line of vinyl siding and accessories to Lowe's under our Durabuilt private label brand name. Our vinyl and vinyl-composite fencing, railing and decking products are sold under our Kroy brand name and under the Georgia-Pacific and Fusion Fence brand names through our private label program. A summary of our product lines is presented below according to price point:

SPECIALTY/SUPER PREMIUM
-----------------------
   o  NOSTALGIA SERIES Shakes and Scallops (Variform)
   o  VICTORIA HARBOR (Variform)
   o  CEDAR SELECT Shakes and Scallops (Napco)
   o  AMERICAN "76" COLLECTION (Napco)
   o  ROUGH SAWN CEDAR (Georgia-Pacific)
   o  NEW WORLD SCALLOPS (Georgia-Pacific)
   o  SOMERSET (Georgia-Pacific)
   o  BOARD AND BATTEN (VARIFORM, NAPCO AND GEORGIA-PACIFIC)

PREMIUM
-------
   o  CHATHAM RIDGE (Georgia-Pacific)
   o  TIMBER OAK (Variform)
   o  VARIGRAIN Preferred (Variform)
   o  American Splendor (Napco)
   o  CEDAR LANE (Georgia-Pacific)

STANDARD
--------
   o  CAMDEN POINTE (Variform)
   o  AMERICAN HERALD (Napco)
   o  AMERICAN TRADITION (Napco)
   o  HERITAGE HILL (Georgia-Pacific)
   o  FOREST RIDGE (Georgia-Pacific)
   o  SHADOW RIDGE (Georgia-Pacific)

ECONOMY
-------
   o  CASTLE RIDGE (Georgia-Pacific)
   o  CONTRACTOR'S CHOICE (Variform)
   o  AMERICAN COMFORT (Napco)
   o  OLDE PROVIDENCE (Napco)
   o  VISION PRO (Georgia-Pacific)

MANUFACTURED HOUSING
--------------------
   o  PARKSIDE (Georgia-Pacific)
   o  OAKSIDE (Georgia-Pacific)

         The breadth of our product lines and our multiple brand and price point strategy enable us to target all areas of the sectors, including multiple distribution channels (wholesale, retail and manufactured housing) and end sectors (home repair and remodeling and new home construction), with minimal channel conflict.

CUSTOMERS AND DISTRIBUTION

         We have a multi-channel distribution network that serves both the home repair and remodeling and new home construction sectors, which exhibit different, often counter-balancing, demand characteristics. In conjunction with our multiple brand and price point strategy, we believe our multi-channel distribution strategy enables us to increase our sales and sector penetration while minimizing channel conflict. We believe our strategy reduces our reliance on any one channel, which provides us with a greater ability to sustain our financial performance through economic fluctuations.

         We sell our siding and accessories to specialty distributors (one-step distribution) and to wholesale distributors (two-step distribution). Our specialty distributors sell directly to remodeling contractors and builders. Our wholesale distributors sell to retail home centers and lumberyards who, in turn, sell to remodeling contractors, builders and consumers. In the wholesale channel we are the sole supplier of vinyl siding and accessories to BlueLinx (formerly a distribution operation of the Georgia-Pacific Corporation), the largest building products distributor in the U.S. Through BlueLinx and our BlueLinx dedicated, 22 person sales force, our Georgia-Pacific private label vinyl siding products are sold at major retail home centers, lumberyards and manufactured housing manufacturers. A portion of our siding and accessories is also sold directly to Lowe's Home Improvement Centers under our Durabuilt brand name. Our growing customer base of fencing, railing and decking consists of distributors, retail home centers and lumberyards.

         Our largest customer, BlueLinx, made up 39.9% of the net sales of our siding, fencing, railing and decking segment and 24.3% of our consolidated net sales for the year ended December 31, 2004.

PRODUCTION AND FACILITIES

         Vinyl siding, skirting, soffit and accessories are manufactured in our Kearney, Missouri, Martinsburg, West Virginia, and Jasper, Tennessee facilities, while all metal products are produced in our Valencia, Pennsylvania facility. Without further investment to increase capacity, our three vinyl siding plants have the necessary capacity to support our planned sales growth in vinyl siding until 2006, when we expect that we will add one new extruder at a cost of approximately $1.5 million. The metal plant has sufficient capacity to support planned levels of sales growth for the foreseeable future. Our fencing, railing and decking products are currently manufactured at our York, Nebraska and Fair Bluff, North Carolina facilities. Due to anticipated increased demand for fencing, railing and decking products, we expect additional capacity will be required in each year through 2006. We expect our capital expenditures in the near future to remain consistent with our expenditures in past periods.

         We generally carry increased working capital during the first half of a fiscal year to support those months where customer demand exceeds production capacity. We believe that this is typical within the industry.

RAW MATERIALS AND SUPPLIERS

         PVC resin and aluminum are major components in the production of our siding, fencing, railing and decking products and changes in PVC resin and aluminum prices have a direct impact on our cost of products sold. Historically, we have been able to pass on the price increases to our customers. The results of operations for individual quarters can be negatively impacted by a delay between the time of raw material cost increases and price increases that we implement in our products, or conversely can be positively impacted by a delay between the time of a raw material price decrease and competitive pricing moves that we implement.

COMPETITION

         We compete with other national and regional manufacturers of vinyl siding, fencing, railing and decking products. We believe we are one of the largest manufacturers of vinyl siding in North America, alongside CertainTeed, Owens Corning, Alcoa and Alside. We believe that we account for approximately 13% of the U.S. vinyl siding market. Significant growth in vinyl fencing, railing and decking has attracted many new entrants, and the sector today is very fragmented. Our fencing, railing and decking competitors include U.S. Fence, Homeland, Westech, Bufftech, Outdoor Technologies, Royal, Outdoor Fiberon and Trex. We generally compete on product quality, breadth of product offering, sales and service support. In addition to competition from other vinyl siding, fencing, railing and decking products, our products face competition from alternative materials: wood, metal, fiber cement and masonry siding. Increases in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to decreases in net sales.

SEASONALITY

         Markets for our products are seasonal and can be affected by inclement weather conditions. Historically, our business has experienced increased sales in the second and third quarters of the year due to increased construction during those periods. Because much of our overhead and expense are fixed throughout the year, our operating profits tend to be lower in the first and fourth quarter. Inclement weather conditions can affect the timing of when our products are applied or installed, causing delayed profit margins when such conditions exist.

WINDOWS AND DOORS SEGMENT

         In our windows and doors segment, our principal products include vinyl and wood windows and patio doors, as well as steel and fiberglass doors that serve both new home construction and the repair and remodeling sectors in the United States and Western Canada. Our windows and doors segment includes MW Manufacturers, Inc. ("MW"), Great Lakes Window, Inc. ("Great Lakes Window"), Napco Window Systems, Inc. ("Napco Window Systems") and CWD, Inc. ("CWD") subsidiaries. We sell our windows and doors under our MW, Patriot, Twin Seal, Great Lakes, Ply Gem, Uniframe, Napco and CWD brand names. A summary of our product lines is presented below according to price point:

SPECIALTY/SUPER PREMIUM
-----------------------
   o  UNIFRAME (GREAT LAKES)

PREMIUM
-------
   o  FREEDOM (MW)
   o  PLY GEM (GREAT LAKES)
   o  Great Lakes Gold (GREAT LAKES)
   o  AMBASSADOR (CWD)
   o  REGENCY (CWD)

STANDARD
--------
   o  JEFFERSON (MW)
   o  CLASSIC (MW)
   o  TWINSEAL (MW)
   o  MONITOR (GREAT LAKES)
   o  GREAT LAKES (GREAT LAKES)
   o  NAPCO PREMIUM 3000 (NWS)
   o  NAPCO PREMIUM 2000 (NWS)
   o  PREMIER (CWD)
   o  DIPLOMAT (CWD)
   o  ENVOY (CWD)

ECONOMY
-------
   o  NAPCO PRIME (NWS)
   o  CONSUL (CWD)
   o  PATRIOT (MW)

         The breadth of our product lines and our multiple brand and price point strategy enable us to target all areas of the sectors, including multiple distribution channels (wholesale, retail and builder direct) and end sectors (home repair and remodeling and new home construction), with minimal channel conflict. In early 2005, we will introduce several new product lines under the Great Lakes window and Napco Window Systems brands.

CUSTOMERS AND DISTRIBUTION

         We have a multi-channel distribution network that serves both the home repair and remodeling and new home construction sectors, which exhibit different, often counter-balancing, demand characteristics. In conjunction with our multiple brand and price point strategy, we believe our multi-channel distribution strategy enables us to increase our sales and sector penetration while minimizing channel conflict. We believe our strategy reduces our reliance on any one channel, which provides us with a greater ability to sustain our financial performance through economic fluctuations.

         Our domestic windows and doors product lines are sold for use in new home construction and home repair and remodeling through a highly diversified customer base, which includes for our MW product lines independent building material dealers, regional/national lumberyard chains, builders direct/OEMs, retail home centers. MW operates a network of vertically integrated production and distribution facilities located in Virginia, New Jersey, Mississippi and North Carolina. Our Great Lakes Window and Napco product lines are sold through dealers and distributors. Dealers typically market directly to homeowners or contractors in connection with remodeling requirements while distributors concentrate on local independent retailers. In Canada, sales of CWD product lines in the new construction market are predominantly made through direct sales to builders and contractors, while sales in the renovation market are made primarily through retail lumberyards. CWD products are distributed through six distribution centers.

         Our three largest customers, NV Ryan, Builders FirstSource and Stock Builders Supply, each represented 15.8%, 14.2% and 11.2% of the sales of our windows and doors segment in 2004 respectively.

PRODUCTION AND FACILITIES

         Our windows and doors manufacturing facilities have benefited from our continued investment and commitment to product development and product quality combined with increasing integration of best practices across our product offerings. In addition, beginning in 2003, MW significantly lowered its manufacturing cost basis by expanding its existing in-house capacity to extrude vinyl lineals used in the production of windows. During 2003 and 2004 MW purchased six new lineal extruders which more than double its previous lineal production capacity. Management is currently developing plans to further expand MW's lineal extrusion capacity in 2005 and 2006 to produce lineals for Great Lakes Window at a lower cost than the price that Great Lakes Window currently pay for its lineal needs. Additionally, beginning in 2005, the siding, fencing, railing and decking segment will begin supplying MW with material (specifically PVC resin compound) at a lower cost than currently paid by MW. We currently have capacity to provide for expected growth in windows and doors sales through 2006. The facilities can further expand capacity in a cost effective manner by expanding production shifts. Ongoing capital investments will focus upon new product development, expanding lineal production capacity and equipment maintenance and improvement.

         The working capital in our windows and doors segment is seasonal in relationship to sales and will generally be higher in the second and third quarters and lower at the beginning and end of the year. Because we have successfully implemented lean manufacturing techniques and many of our windows and doors are made to order, inventories in our windows and doors segment do not change significantly with seasonal demand.

RAW MATERIALS AND SUPPLIERS

         PVC compound, wood and glass are major components in the production of our window and door products. Historically changes in PVC compound and wood prices have had the most significant impact on our material cost of products sold in our windows and doors segment. As a result of supplying MW's PVC compound needs by our siding, fencing, railing and decking segment, management expects to reduce the production cost of window lineals at MW. Additionally, management anticipates MW supplying lineals to Great Lakes Window in the future which will reduce lineal material cost for Great Lakes Windows.

COMPETITION

         The vinyl windows and patio doors sector in the U.S. and Canada is highly fragmented, comprised primarily of local and regional manufacturers. Our competitors include MI Home Products, Silverline Building Products, Simonton Windows, Milgard Manufacturing, Inc. (Masco Corp.) and Atrium. We generally compete on service, product performance, sales and support and our products are competitively priced. We also face competition from alternative materials, primarily wood and aluminum.

SEASONALITY

         Markets for our products are seasonal and can be affected by inclement weather conditions. Historically, our business has experienced increased sales in the second and third quarters of the year due to increased construction during those periods. Because much of our overhead and expense are fixed throughout the year, our operating profits tend to be lower in the first and fourth quarter. Inclement weather conditions can affect the timing of when our products are applied or installed, causing delayed profit margins when such conditions exist.


ENVIRONMENTAL AND OTHER REGULATORY MATTERS

         We are subject to Canadian and U.S. federal, state, provincial and local environmental laws and regulations that relate to the presence of hazardous materials, pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites, and protection of worker health and safety. From time to time, our facilities are subject to investigation by environmental regulators. We believe that our current operations are in substantial compliance with all applicable environmental laws and that we maintain all material permits required to operate our business.

         Based on available information, we do not believe that any known compliance obligations, claims, releases or investigations will have a material adverse effect on our results of operations, cash flows or financial position. However, there can be no guarantee that these or newly discovered matters or any inability to enforce available indemnification agreements we have with Nortek under the stock purchase agreement governing the Ply Gem Acquisition and Alcan Aluminum Corporation (an indemnity we received when we purchased our York, Nebraska facility from Alcan Aluminum Corporation in 1998) will not result in material costs.

         Under the Stock Purchase Agreement governing the MW Acquisition, the MW Sellers have agreed to indemnify us for the first $250,000 in costs of compliance with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs in excess of $250,000 but less than $5.5 million. MW's Rocky Mount, Virginia property is subject to an environmental investigation pursuant to the Virginia Voluntary Remediation Program, relating to contamination derived from operations prior to the sale of the stock of MW by U.S. Industries, Inc. U.S. Industries, Inc. assumed the obligations to conduct such investigation and to indemnify us, INTER ALIA, with respect to all liabilities for environmental contamination at the Rocky Mount property when it sold MW's stock to Fenway Partners in 1995.

         We voluntarily comply with the Vinyl Siding Institute, ("VSI"), Certification Program with respect to our vinyl siding and accessories. Prior to 1998, there was no commonly-adopted industry certification process for vinyl siding products. Uniform minimum standards were available, but uniform compliance was not assured. In 1998, the VSI, under the leadership of our President and Chief Executive Officer, Lee Meyer, at that time the Chairman of the VSI, instituted a new industry-wide program to assure compliance with minimum product standards. All major vinyl siding manufacturers, representing over 90% of all products, now comply with these guidelines.

         Under the VSI Certification Program, third party verification and certifications, provided by Architectural Testing, Inc., ("ATI") is used to ensure uniform compliance with the minimum standards set by the American Society for Testing and Materials, ("ASTM"). Those products compliant with ASTM specifications for vinyl siding will perform satisfactorily in virtually any environment. ATI initially inspects all qualifying products for compliance and inspects plants to assure effective quality control programs. In addition, compliance with advertised specifications is verified. All manufacturing plants are inspected bi-annually during unannounced visits to monitor compliance. Upon certification, products are added to the official VSI list of certified products and are eligible to bear the official VSI certification logo.

EMPLOYEES

         As of December 31, 2004, we had approximately 4,300 full-time employees worldwide, of whom approximately 3,900 were in the United States and approximately 400 were in Canada. Employees at our Valencia and Sarver, Pennsylvania plants are our only employees with whom we have a collective bargaining agreement. Approximately 4.9% of our employees are represented by the United Steelworkers of America, AFL-CIO-CLC, pursuant to an agreement that expires on November 30, 2006, for the Valencia, PA employees and an agreement that expires on January 17, 2010 for the Sarver, PA employees. We consider our relations with our employees to be good.

FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS

         All of the Company's operations are located in the United States and Canada. Revenue from external customers for the combined 2004 periods of January 1 to February 11, 2004 and January 23 to December 31, 2004, consists of:

    o    $574.7 million from United States customers
    o    $48.9 million from Canadian customers
    o    $2.9 million from all other foreign customers

         Revenue from external customers for the combined 2003 periods of January 1 to January 9, 2003 and January 10 to December 31, 2003, consists of:

    o    $483.0 million from United States customers
    o    $46.5 million from Canadian customers
    o    $1.9 million from all other foreign customers

         Revenue from external customers for the year 2002 consists of:

    o    $468.2 million from United States customers
    o    $38.1 million from Canadian customers
    o    $2.7 million from all other foreign customers

         At December 31, 2004, long-lived assets totaled approximately $51.4 million in Canada and $900.6 million in the United States. We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations.


ITEM 2.  PROPERTIES

         Our corporate headquarters are located in Kearney, Missouri. We own and lease several additional properties in the U.S. and Canada. We operate the following facilities as indicated.

LOCATION                                        SQUARE FOOTAGE      FACILITY USE
--------                                        --------------      ------------
SIDING, FENCING, RAILING AND DECKING SEGMENT
Jasper, TN (2)                                         270,000      Manufacturing and Administration
Fair Bluff, NC (1)                                     200.000      Manufacturing and Administration
Kearney, MO (1)                                        187,000      Manufacturing and Administration
Valencia, PA (1)                                       175,000      Manufacturing and Administration
Martinsburg, WV (1)                                    163,000      Manufacturing and Administration
Williamsport, MD (3)                                   145,000      Warehouse
York, NE (1)                                            94,000      Manufacturing
Carey, NC (4)                                            4,470      Administration

WINDOWS AND DOORS SEGMENT
Calgary, AB, Canada (1)                                301,000      Manufacturing and Administration
Toledo, OH (1)                                         301,000      Manufacturing and Administration
Sarver, PA                                             119,000      Manufacturing and Administration
Rocky Mount, VA (1)                                    684,000      Manufacturing and Administration
Rocky Mount, VA (1)                                    160,000      Manufacturing
Hammonton, NJ                                          355,000      Manufacturing and Administration
Tupelo, MS                                             200,000      Manufacturing and Administration
Fayetteville, NC                                       221,000      Manufacturing

(1) These properties are included in long-term leases entered into as a result of a sale/leaseback agreement entered into in August 2004 as part of the funding for the purchase of MWM Holding.
(2)  The lease for this facility expires on February 1, 2017.
(3) The lease for this facility was on a monthly basis, which expired January 31, 2005. We have moved the warehouse to a location in Martinsburg, WV, with square footage of 124,000 and a monthly lease which will expire January 14, 2008.
(4)  The lease for this office facility expires November 2006.


ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of December 31, 2004, we were not a party to any material legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of equity holders.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

        There is no established trading market for the common stock of Ply Gem Holdings, Inc.

HOLDERS

        As of March 30, 2004, there was one holder of record of the common equity securities of Ply Gem Holdings, Inc.

DIVIDENDS

        See "Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" for information on the Company's securities authorized for issuance under the Company's equity compensation plans.



ITEM 6.  SELECTED FINANCIAL DATA

         The following financial data set forth below for the five-year period ended December 31, 2004, except the balance sheet data for the year ended December 31, 2000, was derived from our audited consolidated and combined financial statements. Balance sheet data for the year ended December 31, 2000 was derived from our unaudited financial statements. The audited data for the Pre-Nortek Recapitalization period from January 1, 2000 through January 9, 2003, (the "Nortek Recapitalization") has been prepared on different bases of accounting due to the Recapitalization of our former parent Nortek, which took place on January 10, 2003, and therefore is not directly comparable to subsequent periods. The periods presented during calendar 2004 provide the operating results of Ply Gem Industries from the beginning of the year, January 1, 2004, until the date of the Ply Gem Acquisition, February 12, 2004, as well as from the date of inception of Ply Gem Holdings, Inc., January 23, 2004 through December 31, 2004. Subsequent to the acquisition, the financial statements presented are on a different basis of accounting. Therefore, they are not directly comparable to preceding periods. Our results of operations for the period ended December 31, 2004 include the results of MWM Holding, Inc., from August 27, 2004, the date of acquisition, through December 31, 2004, as MWM Holding , Inc. was acquired on August 27, 2004. The data should be read in conjunction with item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated and combined financial statements, related notes and other financial information included elsewhere in this report.

                                                                  Combined
                                       -------------------------------------------------------------------------------
                                              PRE-NORTEK RECAPITALIZATION               POST-NORTEK RECAPITALIZATION
                                              ---------------------------               ----------------------------

                                                                                                                       Consolidated
                                                                               Ply Gem                       Ply Gem     Ply Gem
                                                                              Industries,       Ply Gem    Industries,   Holdings,
                                              Ply Gem Industries, Inc.           Inc.         Industries,      Inc.        Inc.
                                              ------------------------          Jan. 1,          Inc.        Jan. 1,      Jan. 23,
                                                For the Years ended            2003, to      Jan. 10, 2003   2004 to     2004 to
                                                    December 31,                Jan. 9,           to         Feb. 11,    Dec. 31,
                                            2000        2001        2002         2003        Dec. 31, 2003     2004        2004

                                                                 (Amounts in thousands)

SUMMARY OF OPERATIONS:
Net sales.........................       $ 481,278   $ 484,973   $ 508,953     $  8,824        $ 522,565     $40,612    $  585,945
Income (loss) from continuing
 operations (1),(2) ..............          (3,000)      6,800      15,800         (900)          11,000      (3,350)       17,682

Total assets .....................         809,944     715,744     574,354          N/A          503,368         N/A     1,104,299
Long-term borrowings .............         216,554     480,227     425,762          N/A          423,161         N/A       702,930

(1) Includes foreign currency gain of approximately $1.5 million, net of tax, for the period January 23, 2004 to December 31, 2004.

(2) In January 2002, the Company adopted SFAS No. 142 "Goodwill and Other Intangible Assets". Under this statement, goodwill and intangible assets determined to have an indefinite useful life are no longer amortized. Income (loss) from continuing operations includes amortization expense for goodwill of approximately $7.4 million and $7.4 million, net of tax, for the years ended December 31, 2000 and December 31, 2001, respectively.

         See the Notes to the consolidated and combined Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein regarding the effect on operating results of acquisitions, discontinued operations and other matters.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis of our financial condition and results of operations is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated and combined financial statements included in this Annual Report on Form 10-K. This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated and combined financial statements (including the notes thereto and the independent registered public accounting firm's report thereon), and the description of our business, all as set forth in this Annual Report on Form 10-K, as well as the risk factors discussed below.

         Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward-looking statements." See "Cautionary Statement with Respect to Forward-Looking Statements" and "Risk Factors."

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

         Ply Gem Holdings, a wholly owned subsidiary of Ply Gem Investment Holdings, Inc., was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. from Nortek (the "Ply Gem Acquisition"). The Ply Gem Acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries, to Ply Gem Holdings, pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc. and Nortek, Inc. and WDS LLC dated as of December 19, 2003, as amended. Prior to February 12, 2004, the date of the Ply Gem Acquisition, Ply Gem Holdings, had no operations and Ply Gem Industries, was a wholly-owned subsidiary of WDS LLC, which was a wholly-owned subsidiary of Nortek.

         On August 27, 2004 Ply Gem Industries acquired all of the outstanding shares of capital stock of MWM Holding, in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding and the selling stockholders in the MW Acquisition. The accompanying financial statements include the operating results of MWM Holding for the period of August 27, 2004, the date of acquisition, through December 31, 2004.

On January 9, 2003, Nortek Holdings, the former indirect parent or Ply Gem Industries, Inc., was acquired by certain affiliates and designees of Kelso & Company L.P. and certain members of management of our former parent, Nortek. Ply Gem Industries, Inc., its subsidiaries and CWD Windows and Doors, a division of Broan-Nutone Canada, Inc., Nortek and Nortek Holdings accounted for the Nortek Recapitalization as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141, "Business Combinations," which resulted in a new valuation for the assets and liabilities of Nortek Holdings and its subsidiaries (including us) based upon their estimated fair values as of the date of the Nortek Recapitalization. As permitted under SEC Staff Accounting Bulletin No. 54, "Push Down Basis of Accounting Required in Certain Limited Circumstances," we have reflected all applicable purchase accounting adjustments recorded by Nortek Holdings in our combined financial statements for all future financial statements covering periods subsequent to the Nortek Recapitalization. See Note 1 of the notes to our consolidated and combined financial statements.

         We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries' credit facility place restrictions on its ability to pay dividends and otherwise transfer assets to us. Further, the terms of the indenture governing Ply Gem Industries' senior subordinated notes place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.


FINANCIAL STATEMENT PRESENTATION

         NET SALES. Net sales represent the fixed selling price of our products plus certain shipping charges less applicable provisions for discounts and allowances. Allowances include cash discounts, volume rebates and gross returns among others.

         COST OF PRODUCTS SOLD. Cost of products sold includes direct material and manufacturing costs, manufacturing depreciation, third-party and in-house delivery costs and product warranty expense.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSE. Selling, general and administrative expense ("SG&A expense") includes all non-product related operating expenses, including selling, marketing, research and development costs, information technology and other general and administrative expenses.

         OPERATING EARNINGS. Operating earnings represents net sales less cost of products sold, SG&A expense and amortization of intangible assets.

         COMPARABILITY. The data for the Pre-Nortek Recapitalization period from January 1, 2003 through January 9, 2003 and the year ended December 31, 2002 has been prepared on a different basis of accounting due to our former parent's (Nortek) Recapitalization which took place on January 9, 2003 and therefore is not directly comparable to the post-Nortek Recapitalization information presented. The data presented for the year ended December 31, 2003 includes data prepared using a different basis of accounting for the Pre-Nortek Recapitalization period from January 1, 2003 to January 9, 2003 and the Post-Nortek Recapitalization period from January 10, 2003 to December 31, 2003, and therefore those periods are not directly comparable. In addition, the data presented for the year ended December 31, 2004 includes predecessor data for Ply Gem Industries, Inc. from January 1, 2004 to February 11, 2004 and successor data for Ply Gem Holdings, Inc. from January 23, 2004 to December 31, 2004 and therefore those periods are not directly comparable. In addition, during the period January 23, 2004 (inception) through February 11, 2004, Ply Gem Holdings, Inc., which ultimately acquired Ply Gem Industries, Inc., conducted no operations. The Pre-Nortek Recapitalization and Post-Nortek Recapitalization periods were prepared using different bases of accounting and therefore are not directly comparable. As a result of the Ply Gem Acquisition on February 12, 2004, we applied purchase accounting to the period January 23, 2004 through December 31, 2004.

IMPACT OF COMMODITY PRICING

         Our principal raw materials, PVC resin and aluminum, have historically been subject to rapid price changes. We have in the past been able to pass on a substantial portion of significant cost increases through price increases to our customers. Our results of operations for individual quarters can and have been impacted by a delay between the time of PVC resin and aluminum cost increases and decreases and related price changes that we implement in our products.

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

CRITICAL ACCOUNTING POLICIES

         The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based on our historical experience, current trends and information available from other sources, as appropriate. If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates. Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory. Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at December 31, 2004 would result in a $0.8 million and $0.4 million impact upon SG&A expense and cost of products sold, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories. While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical. Our critical accounting policies include:

         REVENUE RECOGNITION. We recognize sales based upon shipment of products to our customers net of applicable provisions for discounts and allowances. The customer takes title upon shipment and assumes the risks and rewards of ownership of the product. Revenue includes fixed selling price of the product and all shipping costs paid by the customer. Revenue is reduced at the time of sale for estimated sales returns and all applicable allowances and discounts based on historical experience. We also provide for estimates of warranty, bad debts, shipping costs and certain sales-related customer programs at the time of sale. Shipping and warranty costs are included in cost of products sold. Bad debt expense and sales-related marketing programs are included in selling, general and administrative expense. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are reconciled to the actual amounts.

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

         INVENTORIES. Inventories in the accompanying consolidated and combined balance sheets are valued at the lower of cost or market. At December 31, 2004, and December 31,2003, approximately $11.7 million and $10.1 million of total inventories, respectively, were valued on the last-in, first-out method, or "LIFO." Alternatively, under the first-in, first-out method, or "FIFO," of accounting, such inventories would have been approximately $1.2 million and $0.4 million higher at December 31, 2004 and December 31, 2003, respectively. All other inventories were valued under the FIFO method. In connection with both LIFO and FIFO inventories, we record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

         ASSET IMPAIRMENT. In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", we evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and intangible assets, based on recent fair market appraisals received within the past eleven months for each subsidiary having a material amount of SFAS No. 144 long-lived assets. We believe that no material impairment of SFAS No. 144 long-lived assets existed at December 31, 2004.

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

         INCOME TAXES. Prior to February 12, 2004, federal income taxes were recorded in our consolidated and combined financial statements based upon our pro rata share of Nortek's consolidated federal tax provision. We account for deferred income taxes using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes," or "SFAS No. 109," which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet. The amount recorded in our financial statements at December 31 of each year reflects estimates of final amounts due to timing of completion and filing of actual income tax returns. Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future. After February 12, 2004, U.S. federal income tax returns will be prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, Inc., Ply Gem Industries, Inc. and its subsidiaries. We have executed a tax sharing agreement with Ply Gem Holdings, Inc. and Ply Gem Investment Holdings, Inc. pursuant to which tax liabilities for each respective party are computed and recorded on a stand-alone basis. U.S. subsidiaries will continue to file unitary, combined and separate state income tax returns. CWD Windows and Doors will file separate Canadian income tax returns.

RESULTS OF OPERATIONS

         The following tables set forth our results of operations based on the amounts and the percentage relationship of the items listed to net sales for the periods indicated. However, our results of operations set forth in the tables below may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented or what will occur in the future. Unallocated cost of products sold and selling, general and administrative expenses are not material and are not discussed in the following section.

         Our twelve months ended statement of operations data for the predecessor periods includes the Pre-Nortek Recapitalization period of January 1 through January 9, 2003, and the Post-Nortek Recapitalization periods of January 10 through December 31, 2003 and January 1 through February 11, 2004 for Ply Gem Industries, Inc. and the period from January 23 to December 31, 2004 for Ply Gem Holdings, Inc. The Pre-Nortek Recapitalization and Post-Nortek Recapitalization periods were prepared using different bases of accounting and therefore are not directly comparable. As a result of the Ply Gem Acquisition on February 12, 2004, we applied purchase accounting to the period January 23, 2004 through December 31, 2004.

SIDING, FENCING, RAILING AND DECKING SEGMENT

NET SALES

                                      Combined                                         Consolidated
---------------------------------------------------------------------------------
                          Pre-Nortek          Post-Nortek
                        Recapitalization    Recapitalization       Post-Nortek
    Pre-Nortek              Ply Gem             Ply Gem          Recapitalization        Ply Gem
 Recapitalization         Industries,       Industries, Inc.         Ply Gem            Holdings,
      Ply Gem                Inc.             January 10,        Industries, Inc.      Inc. January
 Industries, Inc.         January 1,            2003 to          January 1, 2004       23, 2004 to
    Year ended              2003 to           December 31,       to February 11,       December 31,
 December 31, 2002      January 9, 2003           2003                 2004                2004

                                    (Dollars in thousands)

     $352,653              $6,760               $363,051              $29,546            $352,167

         Net sales for the January 1 to February 11, 2004 and January 23 to December 31, 2004 periods presented (the "2004 periods") increased by approximately $11.9 million over the January 1 to January 9, 2003 and January 10 to December 31, 2003 periods presented (the "2003 periods"). The increase in net sales was driven by unit volume growth in our wholesale, retail home centers, and manufactured housing channels, and increased selling prices that resulted from price increases that we initiated in response to higher raw material costs, specifically PVC resin and aluminum. Sales volume of our fencing products was lower than the previous year due to the reduction of inventory levels by our customers during the third quarter which we believe was in response to our improved service capabilities and the impact of wet weather in our southeast region. In general, management believes that sales will continue to increase as vinyl products continue to take market share from other exterior residential building products due to vinyl's low maintenance, high durability, ease of installation, energy efficiency, lower price and superior aesthetics.

         Net sales for the 2003 periods presented increased approximately $17.2 million over the 2002 fiscal year. The increase in net sales was due to unit volume growth among both existing and new customers and the positive impact of price increases that were launched in the first half of 2003 in response to rising PVC resin material costs.

COST OF PRODUCTS SOLD

                                    Combined                                            Consolidated
---------------------------------------------------------------------------------
                          Pre-Nortek          Post-Nortek
                        Recapitalization    Recapitalization       Post-Nortek
    Pre-Nortek              Ply Gem             Ply Gem          Recapitalization        Ply Gem
 Recapitalization         Industries,       Industries, Inc.         Ply Gem            Holdings,
      Ply Gem                Inc.             January 10,        Industries, Inc.      Inc. January
 Industries, Inc.         January 1,            2003 to          January 1, 2004       23, 2004 to
    Year ended              2003 to           December 31,       to February 11,       December 31,
 December 31, 2002      January 9, 2003           2003                 2004                2004

                                    (Dollars in thousands)

      $252,537               $5,909             $274,244              $24,281            $273,338
          71.6%                87.4%                75.5%                82.2%               77.6%

         Cost of products sold for the 2004 periods presented increased by approximately $17.5 million over the cost of products sold for the 2003 periods presented. The increase in cost of products sold was primarily due to increased unit sales volume. The increase in cost of products sold as a percentage of sales resulted from higher raw material costs, specifically PVC resin and aluminum, both of which saw significant increases in market prices during the 2004 periods. Increased raw material costs were largely offset by increases in selling prices and operational efficiency improvements. The operational efficiency improvements that were realized were due primarily to the closure of our Butler, PA manufacturing facility in May of 2003, and the renegotiation of our PVC resin pricing effective July 1, 2003. The periods presented for both 2003 and 2004 were impacted by the application of purchase accounting, primarily from the non-cash write off of purchase price allocated to inventory. Management expects increases in certain raw material costs, specifically PVC resin and aluminum, during 2005 and expects to increase selling prices if these raw material increases occur.

         Cost of products sold for the 2003 periods presented increased by approximately $27.6 million over the 2002 fiscal year. The increase was largely driven by the increased costs related to (i) certain purchased materials, in particular, PVC resin, which we estimate negatively impacted our gross profit by $18.9 million, and (ii) certain costs we incurred totaling approximately $1.9 million in connection with the start-up of a new fabrication process to support a significant new retail customer. These costs were partially offset in the 2003 periods presented by increased selling prices and specific cost improvement actions, including the renegotiation of our PVC resin pricing effective July 1, 2003. Additionally, we estimate that we realized $1.9 million in savings during the 2003 periods presented from the closure of our Butler, Pennsylvania manufacturing facility in May 2003. The 2003 periods presented include the impact of the application of purchase accounting, primarily from the non-cash write off of purchase price allocated to inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

                                      Combined                                         Consolidated
---------------------------------------------------------------------------------
                          Pre-Nortek          Post-Nortek
                        Recapitalization    Recapitalization       Post-Nortek
    Pre-Nortek              Ply Gem             Ply Gem          Recapitalization        Ply Gem
 Recapitalization         Industries,       Industries, Inc.         Ply Gem            Holdings,
      Ply Gem                Inc.             January 10,        Industries, Inc.      Inc. January
 Industries, Inc.         January 1,            2003 to          January 1, 2004       23, 2004 to
    Year ended              2003 to           December 31,       to February 11,       December 31,
 December 31, 2002      January 9, 2003           2003                 2004                2004

                                    (Dollars in thousands)

    $  40,175             $   685           $  41,405            $   4,272           $   35,164
         11.4%               10.1%               11.4%                14.5%                10.0%

         SG&A expense for the 2004 periods presented decreased by approximately $2.7 million from the 2003 periods presented. The decline in SG&A expense was impacted by certain one-time costs totaling $1.3 million incurred in the 2003 periods related to the closure of our Butler, PA manufacturing facility in May 2003 and a decrease of $2.7 million in bad debt expense in the siding segment. These decreases were partially offset by other wage and benefit inflation costs. Management does not anticipate SG&A expenses as a percentage of sales to change materially going forward.

         SG&A expense for the 2003 presented increased by approximately $1.9 million from the 2002 periods presented as a result of increased bad debt expense of $1.0 million related to our fence, railing and decking products and other wage and benefit inflation.


WINDOWS AND DOORS SEGMENT

NET SALES

                                      Combined                                         Consolidated
---------------------------------------------------------------------------------
                          Pre-Nortek          Post-Nortek
                        Recapitalization    Recapitalization       Post-Nortek
    Pre-Nortek              Ply Gem             Ply Gem          Recapitalization        Ply Gem
 Recapitalization         Industries,       Industries, Inc.         Ply Gem            Holdings,
      Ply Gem                Inc.             January 10,        Industries, Inc.      Inc. January
 Industries, Inc.         January 1,            2003 to          January 1, 2004       23, 2004 to
    Year ended              2003 to           December 31,       to February 11,       December 31,
 December 31, 2002      January 9, 2003           2003                 2004                2004

                                    (Dollars in thousands)

      $156,300              $2,064            $159,514              $11,066             $233,778

         Net sales for the 2004 periods presented increased by approximately $83.3 million over the 2003 periods presented. The increase in net sales was primarily driven by the acquisition of MW, which contributed $92.3 million to our net sales. This increase was partially offset by a decrease of approximately $5.7 million due to the closing of our Thermal-Gard subsidiary during 2004 and weaker demand for our Great Lakes repair and remodeling windows which management believes is due to a dated product line. We will be introducing a new line of repair and remodeling windows under our Great Lakes and Napco Window Systems brands in early 2005. Management expects future sales to increase as vinyl continues to grow as the preferred material for replacement windows, and is increasingly used in new construction. In addition, management expects that as a result of the MW Acquisition in August 2004 the inclusion of MW's net sales for a full fiscal year will drive increased net sales in 2005 over the combined 2004 periods presented.

         Net sales for the 2003 periods presented increased approximately $5.3 million over the 2002 fiscal year. The increase in net sales was due to unit volume growth among both existing and new customers.

COST OF PRODUCTS SOLD

                                      Combined                                         Consolidated
---------------------------------------------------------------------------------
                          Pre-Nortek          Post-Nortek
                        Recapitalization    Recapitalization       Post-Nortek
    Pre-Nortek              Ply Gem             Ply Gem          Recapitalization        Ply Gem
 Recapitalization         Industries,       Industries, Inc.         Ply Gem            Holdings,
      Ply Gem                Inc.             January 10,        Industries, Inc.      Inc. January
 Industries, Inc.         January 1,            2003 to          January 1, 2004       23, 2004 to
    Year ended              2003 to           December 31,       to February 11,       December 31,
 December 31, 2002      January 9, 2003           2003                 2004                2004

                                    (Dollars in thousands)

     $117,064              $1,742            $119,419               $9,448             $174,985
         74.9%               84.4%               74.9%                85.4%                74.9%

         Cost of products sold for the 2004 periods increased by approximately $63.3 million over the cost of products sold for the 2003 periods presented. The increase in cost of products sold was primarily due to net sales contributed by MW which increased cost of products sold by $71.5 million. This increase was partially offset by a decrease of approximately $5.2 million due to the closing of our Thermal-Gard subsidiary during 2004. The periods presented for both 2003 and 2004 were impacted by the application of purchase accounting, primarily from the non-cash write off of purchase price allocated to inventory. Management believes that cost of products sold as a percentage of sales in our window and doors segment will not materially change but will be favorably impacted by cost savings and synergies resulting from the MW Acquisition in August 2004.

         Cost of products sold for the 2003 periods presented increased by approximately $4.1 million over the 2002 fiscal year. The increase in cost of products sold was a result of increased sales volumes in 2003 as compared to 2002. The 2003 periods presented include the impact of the application of purchase accounting, primarily from the non-cash write off of purchase price allocated to inventory.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

                                      Combined                                         Consolidated
---------------------------------------------------------------------------------
                          Pre-Nortek          Post-Nortek
                        Recapitalization    Recapitalization       Post-Nortek
    Pre-Nortek              Ply Gem             Ply Gem          Recapitalization        Ply Gem
 Recapitalization         Industries,       Industries, Inc.         Ply Gem            Holdings,
      Ply Gem                Inc.             January 10,        Industries, Inc.      Inc. January
 Industries, Inc.         January 1,            2003 to          January 1, 2004       23, 2004 to
    Year ended              2003 to           December 31,       to February 11,       December 31,
 December 31, 2002      January 9, 2003           2003                 2004                2004

                                    (Dollars in thousands)

    $  26,467              $  673           $  24,011             $  3,040            $  31,827
         16.9%               32.6%               15.1%                27.5%                13.6%

         SG&A expense for the 2004 presented increased by approximately $10.2 million from the 2003 periods presented. The increase in SG&A expense was primarily due to the addition of MW operations, which increased expenses by approximately $9.2 million. Management does not anticipate SG&A expenses as a percentage of sales to change materially going forward.

         SG&A expense for the 2003 presented decreased by approximately $1.8 million from the 2002 periods presented, due to a decline in sales and marketing related expenses for our Thermal-Gard subsidiary which was closed during 2004.

LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL

         Our primary cash needs are for working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our former credit facility (which was terminated in July 2002) and from our former parent, Nortek. After the Ply Gem Acquisition on February 12, 2004 we have financed these cash requirements through internally generated cash flow and funds borrowed under our Ply Gem Industries' credit facility.

         Net cash provided by operating activities for the 2004 periods of January 1, 2004 to February 11, 2004 and January 23, 2004 to December 31, 2004 was $1.6 million and $49.4 million, respectively, while net cash provided by operating activities for the 2003 periods of January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003 was $1.9 million and $24.2 million, respectively. Net cash provided by operating activities for 2002 was $24.1 million. The increase in net cash provided by operating activities for the 2004 periods presented compared to the 2003 periods presented was primarily driven by improved earnings and improved working capital. The increase in net cash provided by operating activities for the 2003 periods compared to the 2002 periods was primarily driven by the $2.6 million impact of discontinued operations in 2002 and improved working capital, partially offset by reduced earnings from continuing operations.

         Net cash provided by (used in) investing activities for the 2004 periods of January 1, 2004 to February 11, 2004 and January 23, 2004 to December 31, 2004 was $0.4 million and ($890.0) million respectively, while net cash used in investing activities for the 2003 periods of January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003 was ($0.3) million and ($8.0) million respectively. Net cash provided by investing activities for 2002 was $67.1 million, and included $29.5 million of proceeds from the sale of discontinued operations and $47.4 million net proceeds from the sale and purchase of investments and marketable securities. The increase in cash used in investing activities during the 2004 periods presented was driven by the cash used to fund the Ply Gem Acquisition and the MW Acquisition.

         Net cash provided by (used in) financing activities for the 2004 periods of January 1, 2004 to February 11, 2004 and January 23, 2004 to December 31, 2004 was ($7.5) million and $847.3 million respectively, while net cash used in financing activities for the 2003 periods of January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003 was ($4.7) million and ($11.4) million respectively. Net cash used in financing activities for 2002 was ($145.0) million. The increase in net cash provided by financing activities for the 2004 periods presented was driven by the cash provided from our new capital structure that resulted from the consummation of the Ply Gem Acquisition and the MW Acquisition, which includes Ply Gem Industries' senior subordinated notes, Ply Gem Industries' senior term loan facilities, Ply Gem Industries' senior revolving credit facility, and $169.1 million of equity contribution. The increase in net cash used in financing activities in 2002 resulted from net transfers to Nortek, consisting of interest on inter-company loans, and included the transfer of net proceeds from the sale and purchase of investments and marketable securities.

         Our capital expenditures for the 2004 periods of January 1, 2004 to February 11, 2004 and January 23, 2004 to December 31, 2004 were $0.7 million and $6.8 million, respectively, as compared to our capital expenditures for the 2003 periods of January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003 which were $0.3 million and $7.7 million, respectively. Our capital expenditures for 2002 were $9.4 million. We expect our capital expenditures in the near future to remain consistent with our expenditures in past periods.

  IMPACT OF THE PLY GEM ACQUISITION AND THE MW ACQUISITION

         We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of Ply Gem Industries' senior credit facilities. As of December 31, 2004, Ply Gem Industries had $707.6 million of indebtedness and $57.1 million of availability under its revolving credit facility. Concurrently with the Ply Gem Acquisition, Ply Gem Industries entered into $255.0 million of new senior credit facilities, and issued $225 million aggregate principal amount of its 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries. At the time of the Ply Gem Acquisition on February 12, 2004, our senior credit facilities consisted of a $65.0 million revolving credit facility and $190.0 million of term loan facilities. The term loan facilities have two tranches, a $160.0 million tranche under which Ply Gem Industries is the borrower, and a $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower. We borrowed the full amounts under the term loan facilities and approximately $3.0 million under the revolving credit facility. Subsequent to the Ply Gem Acquisition, Ply Gem Industries amended and restated its senior credit facilities on March 3, 2004 to increase the U.S. term loan facility from $160.0 million to $170.0 million and reduce the revolving credit facility from $65.0 million to $55.0 million. We utilized the additional $10.0 million to pay down existing indebtedness under our municipal loan agreements. In connection with the MW Acquisition on August 27, 2004, Ply Gem Industries entered into an amendment to its senior credit facilities, which increased by $15.0 million the revolving credit facility and added an additional term loan facility in the amount of $111.0 million. Ply Gem Industries also issued an additional $135.0 million aggregate principal amount of its 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries. At the closing of the MW Acquisition, Ply Gem Industries borrowed the entire amount under the new term loan facility and an additional $6.0 million under the revolving credit facility to fund the MW Acquisition and pay related costs and expenses.

         During December 2004, Ply Gem Industries repaid the entire amount borrowed against the revolving credit facility. Also during December 2004, Ply Gem Industries prepaid $5.0 million of the $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc. is the borrower.

         The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility will mature five years after the closing of the Ply Gem Acquisition and will have no scheduled amortization or commitment reductions. The term loan facilities will mature seven years after the closing of the Ply Gem Acquisition and have quarterly scheduled amortizations of $0.5 million beginning in the quarter ended June 30, 2004 and for the next 23 calendar quarters thereafter, $45.8 million on each of June 30, 2010, September 30, 2010, December 31, 2010, and $156.8 million on the maturity date.

         The senior credit facilities and the indenture for the senior subordinated notes impose certain restrictions on Ply Gem Industries, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The terms of the senior credit facilities and the senior subordinated notes also significantly restrict the ability of Ply Gem Industries to pay dividends and otherwise distribute assets to Ply Gem Holdings. In addition, the senior credit facilities require Ply Gem Industries to comply with certain financial ratios. Indebtedness under the senior credit facilities is secured by substantially all of Ply Gem Industries' assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, our U.S. senior credit facilities are guaranteed by Ply Gem Holdings and secured by its assets (including its equity interests), as well as guaranteed and secured by the equity interests and substantially all of the assets of our current and, if any, future domestic subsidiaries, subject to exceptions.

         Ply Gem Industries executed certain sale/leaseback transactions in connection with the MW Acquisition with respect to eight of our properties for approximately $36.0 million, and simultaneously entered into long-term leases for those properties with initial annual cash rent of approximately $3.5 million. The net proceeds were used to fund a portion of the purchase price of the MW Acquisition. As discussed in Note 9 of the notes to our consolidated and combined financial statements, due to certain default and exchange provisions in these leases, treatment of these transactions as sale/leasebacks was not achieved, resulting in a technical default to the senior credit facilities. We have requested and received a waiver from the lenders as it relates to the lease agreements in that these leases shall not constitute indebtedness under our credit agreement for the restriction on indebtedness covenant and any lien in connection with such leases shall not constitute liens for the purposes of the restriction on liens covenant through April 30, 2005 and only so long as these leases do not represent more than an aggregate of $36.0 million of financing obligations. We have worked with our leasing company and have amended these leases so that they receive accounting treatment as operating leases.

         Because of the inherent seasonality in our business and the resulting working capital requirements, our liquidity position within a given year will fluctuate. The seasonal effect that creates greatest capital needs is experienced during the first six months of the year and we anticipate the need to borrow funds under our existing revolving credit facility to support this requirement. However, we anticipate that the funds generated by operations and funds available under our new senior credit facilities will be adequate to finance our ongoing operational cash flow needs, capital expenditures (as described above), debt service obligations, management incentive expenses, fees payable under the General Advisory Agreement with a Caxton-Iseman party, dated February 12, 2004 (the "General Advisory Agreement"), and other contractual obligations for the foreseeable future.

CONTRACTUAL OBLIGATIONS

         The following table summarizes our contractual cash obligations under financing arrangements and lease commitments as of December 31, 2004, including interest amounts. Except for the senior subordinated notes, the interest rates are generally variable and have been presented at the current rates. Actual rates for future periods may differ from those presented here.

                                                                                       MORE THAN
                                                          LESS                        3 YEARS YET
                                         TOTAL            THAN                         LESS THAN      5 YEARS
                                         AMOUNT          1 YEAR        1-3 YEARS        5 YEARS       OR MORE
                                       ----------       --------       ---------      ------------   ---------
                                                                (DOLLARS IN THOUSANDS)
Term loan facilities                   $  396,155       $ 16,483       $  52,449       $ 168,686     $ 158,537
Mortgage notes and industrial
  revenue bonds payable                      8,225            88             263             174         7,700
Senior subordinated notes                  603,000        32,400          97,200          64,800       408,600
Asset financing obligation                  80,571         3,528          11,011           7,713        58,319
Non-cancelable lease commitments            14,940         5,422           7,345           1,615           558
Pension obligations                         22,165         2,015           6,045           4,030        10,075
                                       -----------      --------       ---------       ---------     ---------
    Total                              $ 1,125,056      $ 59,936       $ 174,313       $ 247,018     $ 643,789
                                       ===========      ========       =========       =========     =========

         We have reflected the pension obligation in future periods as being equal to the 2005 annual funding requirement.

INFLATION; SEASONALITY

         Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment.

         The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States and Western Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home repair and remodeling and new home construction sectors. Our sales in both segments are usually lower during the first and fourth quarters. Since a portion of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund our working capital is greater from late in the fourth quarter through the first quarter.

RECENT ACCOUNTING PRONOUNCEMENTS

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51" ("FIN 46"). FIN 46 clarified the application of ARB No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The consolidation requirements of FIN 46 applied immediately for variable interest entities created after January 31, 2003 and for existing variable interest entities no later than the end of the first annual reporting period beginning after December 15, 2003. There was no material impact on our financial statements upon adoption.

         In the fourth quarter 2003, Ply Gem Industries, Inc. adopted the fair value method of accounting for stock-based compensation in accordance with SFAS No. 123. Ply Gem Industries, Inc. adopted SFAS No. 123 using the prospective method of transition in accordance with SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure" ("SFAS No. 148"). The prospective method under SFAS No. 148 required Ply Gem Industries, Inc. to adopt SFAS No. 123 effective January 1, 2003 for all stock options issued during 2003. Prior to January 1, 2003, Ply Gem Industries, Inc. accounted for options granted to employees using the intrinsic value method pursuant to the provisions of APB 25, under which no compensation cost was recognized since the options were granted with exercise prices equal to the fair market value of the common stock at the date of grant. The adoption of this accounting standard was not material to the results presented in the financial statements included elsewhere herein. Following the consummation of the Transactions on February 12, 2004, we have accounted for options granted to employees using the intrinsic value method pursuant to the provisions of APB 25.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"), which amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" ("SFAS No. 153"), which amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. This Statement is effective for nonmonetary assets exchanges occurring in fiscal periods beginning after June 15, 2005. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

         In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment". SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. We are required and plan to adopt the provisions of SFAS 123R for the quarter ending October 1, 2005. At this time, we do not anticipate that the adoption of this statement will have a material effect on our consolidated financial position or results of operations.

RISKS ASSOCIATED WITH OUR BUSINESS

         THE SUBSTANTIAL LEVEL OF OUR INDEBTEDNESS MAY LIMIT OUR CASH FLOW AVAILABLE TO INVEST IN THE ONGOING NEEDS OF OUR BUSINESS, WHICH COULD PREVENT US FROM FULFILLING OUR OBLIGATIONS ON THE NOTES.

         We have substantial indebtedness. As of December 31, 2004, we had approximately $707.6 million of indebtedness outstanding and up to $57.1 million of additional borrowing capacity under the revolving portion of our senior credit facilities. Under the covenants in the indenture and its senior credit facilities, Ply Gem Industries could have incurred additional indebtedness of up to $101.7 million as of December 31, 2004.

         Our high level of indebtedness could have important consequences to you. For example, it could:

    o make it more difficult for us to satisfy our obligations on the senior subordinated notes;

    o make it more difficult for us to satisfy our obligations under the senior credit facilities, exposing us to the risk of defaulting on our secured debt which could result in a foreclosure on our assets, which in turn would negatively affect our ability to operate as a going concern;

    o require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, reducing the availability of our cash flow for other purposes, such as capital expenditures, acquisitions and working capital;

    o limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

    o increase our vulnerability to general adverse economic and industry conditions;

    o place us at a disadvantage compared to our competitors that have less debt;

    o expose us to fluctuations in the interest rate environment because the interest rates of our senior credit facilities are at variable rates; and

    o    limit our ability to borrow additional funds.

         We expect to obtain the money to pay our expenses, fund working capital and capital expenditures, and to pay the interest on the senior subordinated notes, senior credit facilities and other debt from cash flow from our operations and from Ply Gem Industries' existing and available borrowings under its senior credit facilities. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt (including the senior subordinated notes) and to meet our other obligations. If we do not have enough money, we may be required to refinance all or part of our existing debt (including the senior subordinated notes), sell assets or borrow more money. We may not be able to do so on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements, including the senior credit facilities and the indenture governing the notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could reduce the value of the senior subordinated notes and limit our ability to pay principal of and interest on the notes.

         THE INDENTURE FOR THE SENIOR SUBORDINATED NOTES AND THE SENIOR CREDIT FACILITIES IMPOSE SIGNIFICANT OPERATING AND FINANCIAL RESTRICTIONS, WHICH MAY PREVENT US FROM CAPITALIZING ON BUSINESS OPPORTUNITIES AND TAKING SOME ACTIONS.

         The indenture for the senior subordinated notes and senior credit facilities impose significant operating and financial restrictions on us. These restrictions will limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, enter into agreements restricting our subsidiaries' ability to pay dividends, or merge or consolidate. In addition, the senior credit facilities require Ply Gem Industries to maintain specified financial ratios. These covenants prevent us from financing our future operations or capital needs or pursuing available business opportunities. A breach of any of these covenants or an inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

         WE FACE COMPETITION FROM OTHER VINYL EXTERIOR BUILDING PRODUCTS MANUFACTURERS AND ALTERNATIVE BUILDING MATERIALS. IF WE ARE UNABLE TO COMPETE SUCCESSFULLY, WE COULD LOSE CUSTOMERS AND OUR SALES COULD DECLINE.

         We compete with other national and regional manufacturers of vinyl exterior building products. Some of these companies are larger and have greater financial resources than us. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. These competitors could take a greater share of sales and cause us to lose business from our customers. Additionally, our products face competition from alternative materials: wood, metal, fiber cement and masonry in siding, and wood and aluminum in windows. An increase in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose our customers and lead to decreases in net sales.

         DOWNTURNS IN THE HOME REPAIR AND REMODELING AND NEW HOME CONSTRUCTION SECTORS OR THE ECONOMY COULD LOWER THE DEMAND FOR, AND PRICING OF, OUR PRODUCTS, WHICH IN TURN COULD CAUSE OUR NET SALES AND NET INCOME TO DECREASE.

         The home repair and remodeling and new home construction sectors may be significantly affected by changes in economic and other conditions such as gross domestic product levels, employment levels, demographic trends and consumer confidence. These factors can lower the demand for and pricing of our products. More specifically, for example, demand for home repair and remodeling products may be adversely affected by material increases in interest rates and the reduced availability of financing for home improvements. Any deterioration in these factors could cause our net sales and net income to decrease.

         CHANGES IN THE COSTS AND AVAILABILITY OF RAW MATERIALS, ESPECIALLY PVC RESIN AND ALUMINUM, CAN DECREASE OUR PROFIT MARGIN BY INCREASING OUR COSTS.

         Our principal raw materials, PVC resin and aluminum, have been subject to rapid price changes, particularly PVC resin in 2000 and 2004. While we have historically been able to substantially pass on significant PVC resin and aluminum cost increases through price increases to our customers, our results of operations for individual quarters can be and have been hurt by a delay between the time of PVC resin and aluminum cost increases and price increases in our products. While we expect that any significant future PVC resin and aluminum cost increases will be offset over time by price increases to our customers, we may not be able to pass on any future price increases.

         BECAUSE WE DEPEND ON A CORE GROUP OF SIGNIFICANT CUSTOMERS, OUR SALES, CASH FLOWS FROM OPERATIONS AND RESULTS OF OPERATIONS MAY DECLINE IF OUR KEY CUSTOMERS REDUCE THE AMOUNT OF PRODUCTS THEY PURCHASE FROM US.

         Our top ten customers accounted for approximately 43.0% of our net sales in the year ended December 31, 2004. Our largest customer, BlueLinx, formerly a distribution operation of the Georgia-Pacific Corporation, distributes our vinyl siding and accessories through multiple channels within its building products distribution division, and accounted for approximately 24.3% of our 2004 net sales. We expect a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future.

         The loss of or a significant adverse change in our relationships with BlueLinx or any other major customer could cause a material decrease in our net sales. We expect our relationship with BlueLinx to continue.

         The loss of, or a reduction in orders from, any significant customers, losses arising from customers' disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major retail customer could cause a decrease in our net income and our cash flow. In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

         OUR BUSINESS IS SEASONAL AND CAN BE AFFECTED BY INCLEMENT WEATHER CONDITIONS WHICH COULD AFFECT THE TIMING OF THE DEMAND FOR OUR PRODUCTS AND CAUSE REDUCED PROFIT MARGINS WHEN SUCH CONDITIONS EXIST.

         Markets for our products are seasonal and can be affected by inclement weather conditions. Historically, our business has experienced increased sales in the second and third quarters of the year due to increased construction during those periods. Because much of our overhead and expense are fixed throughout the year, our operating profits tend to be lower in the first and fourth quarters. Inclement weather conditions can affect the timing of when our products are applied or installed, causing reduced profit margins when such conditions exist.

         IF WE ARE UNABLE TO MEET FUTURE CAPITAL REQUIREMENTS OUR PRODUCT OFFERING MAY BECOME DATED, OUR PRODUCTIVITY MAY DECREASE AND THE QUALITY OF OUR PRODUCTS DECLINE, WHICH, IN TURN, COULD REDUCE OUR SALES AND PROFITABILITY.

         We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes. As we grow our businesses, we may have to incur significant capital expenditures. If we do not have, or are unable to obtain adequate funds to make all necessary capital expenditures when required, or if the amount of future capital expenditures are materially in excess of our anticipated or current expenditures, our product offering may become dated, our productivity may decrease and the quality of our products may decline, which, in turn, could reduce our sales and profitability.

         INCREASES IN THE COST OF LABOR, UNION ORGANIZING ACTIVITY AND WORK STOPPAGES AT OUR FACILITIES OR THE FACILITIES OF OUR SUPPLIERS COULD DELAY OR IMPEDE OUR PRODUCTION, REDUCE SALES OF OUR PRODUCTS AND INCREASE OUR COSTS.

         Our financial performance is affected by the availability of qualified personnel and the cost of labor. Currently, approximately 4.9% of our employees are represented by labor unions. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

         WE MAY BE SUBJECT TO CLAIMS ARISING FROM PLY GEM INDUSTRIES' FORMER OPERATIONS AS A NORTEK SUBSIDIARY, INCLUDING CLAIMS ARISING FROM DISPOSAL OF OPERATIONS. NORTEK MAY NOT HAVE THE ABILITY TO FULFILL ITS INDEMNIFICATION OBLIGATIONS TO US IN CONNECTION WITH THE PLY GEM ACQUISITION, IN WHICH CASE, WE WOULD BE LIABLE FOR THESE CLAIMS.

         Under the terms of the stock purchase agreement governing the Ply Gem Acquisition, Nortek, has agreed to indemnify us for liabilities arising from its former ownership or operations of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem Acquisition, including environmental liabilities, liabilities arising in connection with certain leases, product liability and other litigations, benefit plans, and for certain other liabilities. Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek's own financial condition, which could change in the future. These liabilities could be significant, and if we are unable to enforce the Nortek indemnification obligations, could make it difficult to pay the interest or principal amount of the notes when due. Nortek has covenanted to use their reasonable commercial efforts to novate certain sale and lease contracts relating to discontinued operations, thereby removing us and our affiliates from certain indemnification obligations thereunder, which obligations we retained in connection with the sales of certain of our businesses. Accordingly, Nortek has successfully novated four sale contracts relating to our discontinued operations, including our disposition of Hoover Treated Wood Products, Inc., Sagebrush Sales, Peachtree Doors and Windows and SNE Enterprises. As a consequence, we are no longer responsible for any indemnification obligations to the buyers of these former operations. Nortek has also covenanted that after the Ply Gem Acquisition, it will not dispose of all or substantially all of its property and assets in a single transaction or series of related transactions, unless the acquirer of either its residential building products segment or HVAC segment (whichever is sold first) assumes all of Nortek's obligations (including Nortek's indemnification obligations) under the stock purchase agreement.

         WE MAY BE SUBJECT TO CLAIMS ARISING FROM MW'S OPERATIONS PRIOR TO THE MW ACQUISITION. OUR ABILITY TO SEEK INDEMNIFICATION FROM THE MW SELLERS IS LIMITED, AND MAY NOT COVER THESE CLAIMS, IN WHICH CASE, WE WOULD BE LIABLE FOR THESE CLAIMS.

         We recently completed the MW Acquisition. Our ability to seek indemnification from Investcorp and the other selling stockholders of MWM Holding is restricted to breaches of a limited amount of corporate representations and warranties, and for the first $250,000 in costs of compliance by MW with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs in excess of $250,000 but less than $5.5 million resulting from the compliance by MW with that same act.

         WE COULD FACE POTENTIAL PRODUCT LIABILITY CLAIMS RELATING TO PRODUCTS WE MANUFACTURE.

         Our historical product liability claims have not been material and while management is not aware of any material product liability issues, we do face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products prove to be defective, among other things, we may be responsible for damages related to any defective products and we may be required to recall or redesign such products. Because of the long useful life of our products, it is possible that latent defects might not appear for several years. Any insurance we maintain may not continue to be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Further, any claim or product recall could result in adverse publicity against, us, which could cause our sales to decline, or increase our costs.

         WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL, THE LOSS OF WHOM COULD MATERIALLY AFFECT OUR FINANCIAL PERFORMANCE AND PROSPECTS.

         Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. We have entered into various equity-based compensation agreements with our senior executives, including Messrs. Meyer, Wayne, Poe, Watson, Sveinson and McCready, designed to encourage their retention. We have also entered into similar arrangements with certain key employees of MW including Messrs Haley and Morstad. Each member of our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success. We do face the risk, however, that members of our senior management may not continue in their current positions and the loss of the services of any of these individuals could cause us to lose customers and reduce our net sales, lead to employee morale problems and/or the loss of key employees, or cause disruptions to our production. Also, we may be unable to find qualified individuals to replace any of the senior executive officers who leave our company.

         INTERRUPTIONS IN DELIVERIES OF RAW MATERIALS OR FINISHED GOODS COULD ADVERSELY AFFECT OUR PRODUCTION AND INCREASE OUR COSTS, THEREBY DECREASING OUR PROFITABILITY.

         Our dependency upon regular deliveries from particular suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made. If any of our suppliers were unable to deliver materials to us for an extended period of time, as the result of financial difficulties, catastrophic events affecting their facilities or other factors beyond our control, or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business could suffer. We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us. Even if acceptable alternatives were found, the process of locating and securing such alternatives might be disruptive to our business. Extended unavailability of a necessary raw material or finished good could cause us to cease manufacturing one or more of our products for a period of time.

         ENVIRONMENTAL REQUIREMENTS MAY IMPOSE SIGNIFICANT COSTS AND LIABILITIES ON US.

         Our facilities are subject to numerous U.S. and Canadian federal, state, provincial and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety. From time to time, our facilities are subject to investigation by governmental regulators. We believe we are in material compliance with all applicable requirements of such laws and regulations. However, our efforts to comply with environmental requirements do not remove the risk that we may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for newly-discovered contamination at any of our properties from activities conducted by previous occupants. Certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites. Under the stock purchase agreement governing the Ply Gem Acquisition, our former parent, Nortek, has agreed to indemnify us for any such liabilities arising from our former ownership or operation of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem Acquisition and for certain other properties. Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek's own financial condition. Nortek has also covenanted that after the Ply Gem Acquisition, it will not dispose of all or substantially all of its property and assets in a single transaction or series of related transactions, unless the acquirer of either its residential building products segment or HVAC segment (whichever is sold first) assumes all of Nortek's obligations (including Nortek's indemnification obligations) under the stock purchase agreement.

         We are currently involved in environmental proceedings involving CWD Windows and Doors, Inc. (arising from subsurface contamination discovered at our Calgary, Alberta property), and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania) and Kroy Building Products, Inc. (relating to contamination in a drinking water well in York, Nebraska). Under the stock purchase agreement governing the Ply Gem Acquisition, Nortek is to indemnify us for fifty percent of any liability in excess of $750,000 with respect to the Calgary contamination and to indemnify us fully for any liability in connection with the Punxsutawney contamination. Alcan Aluminum Corporation assumed the obligation to indemnify us with respect to all liabilities for environmental contamination of the York property when it sold us the property in 1998. Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding in connection with a contaminated landfill site in Thomson, Georgia. While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek.

         Under the stock purchase agreement governing the MW Acquisition, the MW Sellers have agreed to indemnify us for the first $250,000 in costs of compliance with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs in excess of $250,000 but less than $5.5 million. MW's Rocky Mount, Virginia property is subject to an environmental investigation pursuant to the Virginia Voluntary Remediation Program, relating to contamination derived from operations prior to the sale of the stock of MW by U.S. Industries, Inc. U.S. Industries, Inc. assumed the obligations to conduct such investigation and to indemnify us, INTER ALIA, with respect to all liabilities for environmental contamination at the Rocky Mount property when it sold MW's stock to Fenway Partners in 1995.

         Changes in environmental laws and regulations or in their enforcement, the discovery of previously unknown contamination or other liabilities relating to our properties and operations or the inability to enforce the indemnification obligations of Nortek, the MW Sellers and U.S. Industries, Inc. could result in significant environmental liabilities which could make it difficult to pay the interest or principal amount of the notes when due. In addition, we might incur significant capital and other costs to comply with increasingly stringent U.S. or Canadian environmental laws or enforcement policies which would decrease our cash flow available to service our indebtedness.

         MANUFACTURING OR ASSEMBLY REALIGNMENTS MAY RESULT IN A DECREASE IN OUR NEAR-TERM EARNINGS, UNTIL THE EXPECTED COST REDUCTIONS ARE ACHIEVED, DUE TO THE COSTS OF IMPLEMENTATION.

         We continually review our manufacturing and assembly operations and sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs could result in a decrease in our near-term earnings until the expected cost reductions are achieved. Such programs may include the consolidation and integration of facilities, functions, systems and procedures. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may be not achieved or sustained.

         WE RELY ON A VARIETY OF INTELLECTUAL PROPERTY RIGHTS. ANY THREAT TO, OR IMPAIRMENT OF, THESE RIGHTS COULD CAUSE US TO INCUR COSTS TO DEFEND THESE RIGHTS.

         As a company that manufactures and markets branded products, we rely heavily on trademark and service mark protection to protect our brands. We have a significant number of issued patents and rely on copyright protection for certain of our technologies. These protections may not adequately safeguard our intellectual property and we may incur significant costs to defend our intellectual property rights, which may harm our operating results. There is a risk that third parties, including our current competitors, will infringe on our intellectual property rights, in which case we would have to defend these rights. There is also a risk that third parties, including our current competitors, will claim that our products infringe on their intellectual property rights. These third parties may bring infringement claims against us or our customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

         We are exposed to market risk from changes in interest rates primarily through its borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates. Our principal interest rate exposure relates to the term loans outstanding under our senior credit facilities. We had $304.5 million of term loans outstanding at December 31, 2004, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin. Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $0.8 million per year. We also have a revolving credit facility which will provide for borrowings of up to $70.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities. Assuming the revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year. We are also party to a municipal loan agreement which accrues interest at a variable rate. The principal outstanding on the municipal loan is $7.0 million as of December 31, 2004. Each quarter point increase or decrease in the interest rate on the municipal loan would change our interest expense by approximately $0.02 million per year. In the future we may enter into interest rate swaps, involving exchange of floating or fixed rate interest payments, to reduce our exposure to interest rate volatility.

FOREIGN CURRENCY RISK

         Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar. In 2004, the net impact of foreign currency changes to the Company's results of operations was a gain of $2.5 million. The impact of foreign currency changes related to translation resulted in an increase in stockholder's equity of approximately $2.6 million at December 31, 2004. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure. At December 31, 2004, we did not have any significant outstanding foreign currency hedging contracts.

COMMODITY PRICING RISK

         We are subject to significant market risk with respect to the pricing of principal raw materials, which include PVC resin, aluminum, and wood. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to its customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by continuing to diversify product mix, strategic buying programs and vendor partnering.

INFLATION

         We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

   Report of Independent Registered Public Accounting Firm....................29

   Consolidated and Combined Balance Sheets, December 31, 2004 and 2003.......30

   Consolidated and Combined Statements of Operations for each of the periods in the three-year period ended December 31, 2004 ..................31

   Consolidated  and Combined Statements of Cash Flows for each of the periods in the three-year period ended December 31, 2004...................32

   Consolidated and Combined Statements of Stockholder's Equity /
   Parent Company (Deficit) Investment for each of the periods in the three-year period ended December 31, 2004 .................................33

   Notes to Consolidated and Combined Financial Statements ...................34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of Ply Gem Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholder's equity and cash flows for the period from January 23, 2004 to December 31, 2004, and the accompanying combined balance sheet of Ply Gem Industries, Inc. and subsidiaries and CWD Windows & Doors, a division of Broan-Nutone Canada Inc., all former subsidiaries of Nortek, Inc., as of December 31, 2003 and the related combined statements of operations, parent company (deficit) investment, and cash flows for the period from January 1, 2004 to February 11, 2004, the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and for the year ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ply Gem Holdings, Inc. and subsidiaries at December 31, 2004 and the consolidated results of their operations and their cash flows for the period from January 23, 2004 to December 31, 2004, and the combined financial position of Ply Gem Industries, Inc. and subsidiaries and CWD Windows & Doors, a division of Broan-Nutone Canada Inc., all former subsidiaries of Nortek, Inc., at December 31, 2003 and the combined results of their operations and their cash flows for the period from January 1, 2004 to February 11, 2004, the period from January 10, 2003 to December 31, 2003, the period from January 1, 2003 to January 9, 2003 and for the year ended December 31, 2002, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Ernst & Young LLP
---------------------

Kansas City, Missouri
March 7, 2005,
except for Note 16,
     for which the date is March 29, 2005.

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                    CONSOLIDATED AND COMBINED BALANCE SHEETS

                                                                        Combined               Consolidated
                                                                   ------------------       ------------------
                                                                       Post-Nortek
                                                                    Recapitalization
                                                                         Ply Gem                  Ply Gem
                                                                    Industries, Inc.          Holdings, Inc.
                                                                   ------------------       ------------------
                                                                   December 31, 2003        December 31, 2004
                                                                   ------------------       ------------------
                                                                      (AMOUNTS IN THOUSANDS EXCEPT SHARE AND
                                                                               PER SHARE AMOUNTS)
                            ASSETS

CURRENT ASSETS:
Unrestricted cash and cash equivalents.......................        $     8,517              $     6,794
Restricted cash and cash equivalents.........................              1,538                       --
Accounts receivable, less allowances of  $8,695 and
    $7,940 respectively......................................             45,236                   65,217
INVENTORIES
   Raw materials.............................................             19,075                   30,505
   Work in process...........................................              3,648                    4,260
   Finished goods ...........................................             21,413                   26,731
                                                                     -----------              -----------
                                                                          44,136                   61,496
Prepaid expenses and other current assets..                                5,280                    9,796
Deferred income taxes........................................              8,392                   18,356
                                                                     -----------              -----------
     Total current assets....................................            113,099                  161,659
PROPERTY AND EQUIPMENT, AT COST:
Land.................................................... ....              7,395                    7,257
Buildings and improvements...................................             37,200                   46,491
Machinery and equipment .....................................             88,745                  105,162
                                                                     -----------              -----------
                                                                         133,340                  158,910
Less accumulated depreciation................................            (10,524)                 (11,874)
                                                                     -----------              -----------
     Total property and equipment, net.......................            122,816                  147,036
OTHER ASSETS:
Goodwill.....................................................            219,977                  585,150
Intangible assets, less accumulated amortization of
   $3,837 and $5,743, respectively ..........................             44,363                  162,657
Other........................................................              3,113                   47,797
                                                                     -----------              -----------
     Total other assets......................................            267,453                  795,604
                                                                     -----------              -----------
                                                                     $   503,368              $ 1,104,299
                                                                     ===========              ===========

               LIABILITIES AND STOCKHOLDER'S EQUITY /
                      PARENT COMPANY DEFICIT

CURRENT LIABILITIES:
Current maturities of long-term debt ........................        $     1,136              $     2,784
Account payable..............................................             18,876                   34,600
Accrued expenses and taxes...................................             32,452                   61,944
                                                                     -----------              -----------
    Total current liabilities............................ ...             52,464                   99,328
Deferred income taxes........................................             25,323                   72,356
Other long term liabilities..................................             30,119                   32,401
Long-term debt, less current maturities......................            423,161                  704,807

STOCKHOLDER'S EQUITY / PARENT COMPANY DEFICIT:
Preferred stock $.01 par, 100 shares
  authorized, none issued and outstanding....................                 --                       --
Common stock $.01 par, 100 shares
  authorized, issued and outstanding.........................                 --                       --
Additional paid-in-capital...................................                 --                  175,427
Retained earnings............................................                 --                   17,682
Accumulated other comprehensive gain ........................              2,045                    2,298
Parent Company Deficit ......................................            (29,744)
                                                                     -----------              -----------
       Total Stockholder's Equity / Parent Company
       Deficit...............................................            (27,699)                 195,407
                                                                     -----------              -----------
                                                                     $   503,368              $ 1,104,299
                                                                     ===========              ===========

------------
See accompanying notes.

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                                                                     Combined
                                          -----------------------------------------------------------------
                                                    Pre-Nortek
                                                 Recapitalization             Post-Nortek Recapitalization       Consolidated
                                          --------------------------------   ------------------------------
                                                                        (Amounts in thousands)

                                              Ply Gem                           Ply Gem                             Ply Gem
                                             Industries,       Ply Gem         Industries,      Ply Gem            Holdings,
                                                Inc.         Industries,           Inc.       Industries,             Inc.
                                            For the Year         Inc.           Jan. 10,           Inc.             Jan. 23,
                                                ended       Jan. 1, 2003         2003 to      Jan. 1, 2004          2004 to
                                            December 31,         to           December 31,         to             December 31,
                                                2003        Jan. 9, 2003          2003       Feb. 11, 2004            2004

Net Sales..............................      $ 508,953        $  8,824          $ 522,565        $ 40,612          $ 585,945
Costs and Expenses:
Cost of products sold..................        368,802           7,651            393,674          33,611            448,733
Selling, general and administrative
   expense.............................         79,625           1,529             73,933           8,345             67,568
Amortization of intangible assets......          3,118              70              3,837             201              5,911
                                              --------        ---------         ---------        ---------         ---------
                                               451,545           9,250            471,444          42,157            522,212
                                              --------        ---------         ---------        ---------         ---------
Operating earnings (loss)..............         57,408            (426)            51,121          (1,545)            63,733
Foreign currency gain..................             --              --                  -              --              2,473
Interest expense.......................        (35,031)           (976)           (33,117)         (3,684)           (37,373)
Investment income......................          1,523               2                196              29                160
                                              --------        ---------         ---------        ---------         ---------
Income (loss) from continuing
  operations before provision
  (benefit) for income taxes...........         23,900          (1,400)            18,200          (5,200)            28,993
Provision (benefit) for income taxes             8,100            (500)             7,200          (1,850)            11,311
                                              --------        ---------         ---------        ---------         ---------
Income (loss) from continuing
  operations...........................         15,800            (900)            11,000          (3,350)            17,682
Income from discontinued operations....          3,400              --                 --              --                 --
                                              --------        ---------         ---------        ---------         ---------
Net income (loss)......................       $ 19,200        $   (900)         $  11,000        $ (3,350)         $  17,682
                                              ========        =========         =========        =========         =========


----------------
See accompanying notes.

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                                                           Combined
                                                -------------------------------------------------------------
                                                          Pre-Nortek                       Post-Nortek
                                                       Recapitalization                  Recapitalization          Consolidated
                                                ------------------------------      -------------------------
                                                                              (Amounts in thousands)

                                                    Ply Gem                          Ply Gem                           Ply Gem
                                                   Industries,       Ply Gem        Industries,      Ply Gem          Holdings,
                                                      Inc.         Industries,          Inc.       Industries,          Inc.
                                                  For the Year         Inc.          Jan. 10,           Inc.          Jan. 23,
                                                      ended       Jan. 1, 2003        2003 to      Jan. 1, 2004         2004 to
                                                  December 31,         to          December 31,         to           December 31,
                                                      2002        Jan. 9, 2003         2003       Feb. 11, 2004         2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing
operations ....................................    $  15,800       $    (900)      $  11,000       $  (3,350)      $  17,682
Income from discontinued operations ...........        3,400              --              --              --              --
Net income (loss) .............................       19,200            (900)         11,000          (3,350)         17,682

ADJUSTMENTS TO RECONCILE NET
   INCOME (LOSS) TO CASH PROVIDED
   BY OPERATING ACTIVITIES:
Depreciation and amortization expense .........       14,071             327          14,702           1,373          17,745
Non-cash write-off of inventory ...............           --              --           1,387              --           2,416
Non-cash interest expense, net ................         (795)              6             229              26           3,469
Non-cash gain on foreign currency .............           --              --              --              --          (2,473)
Gain on sale of discontinued operations .......       (2,400)             --              --              --              --
Deferred income taxes .........................        3,400             400           1,500          (1,710)          8,025
Deferred income taxes from discontinued
   operations .................................       (1,600)             --              --              --              --

CHANGES IN OPERATING ASSETS AND
   LIABILITIES, NET OF EFFECTS FROM
   ACQUISITIONS:
Accounts receivable, net ......................        4,010          (1,548)          3,133           1,869           1,060
Inventories ...................................       (3,259)          1,012          (1,492)         (3,224)          1,275
Prepaid expenses and other current assets
..  ............................................        1,555             190           2,826            (260)         (1,527)
Net assets of discontinued operations .........       (1,995)             --              --              --              --
Accounts payable ..............................       (2,864)          1,736            (536)          7,765          (6,276)
Accrued expenses and taxes ....................       (4,358)            618          (5,256)         (1,339)          7,318
Other .........................................         (818)             12          (3,288)            498             713
                                                   ---------       ---------       ---------       ---------       ---------
   NET CASH PROVIDED BY OPERATING
ACTIVITIES ....................................       24,147           1,853          24,205           1,648          49,427
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..........................       (9,397)           (349)         (7,687)           (718)         (6,773)
Change in restricted cash .....................          (21)              1              (7)          1,118              --
Net cash received from businesses
   sold or discontinued .......................       29,516              --              --              --              --
Payment for acquisitions, net of cash
acquired ......................................           --              --              --              --        (883,261)
Purchase of investments and marketable
   securities .................................      (95,143)             --              --              --              --
Proceeds from the sale of investments
  and marketable securities ...................      142,509              --              --              --              --
Other .........................................         (388)             36            (279)             (5)             --
                                                   ---------       ---------       ---------       ---------       ---------

   NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES ....................       67,076            (312)         (7,973)            395        (890,034)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt ..................           --              --              --              --         671,338
Proceeds from financing obligation ............           --              --              --              --          36,000
Payments on long-term debt ....................      (11,963)            (45)         (1,420)            (89)        (29,204)
Net transfers to Nortek, Inc. .................     (133,030)         (4,661)        (10,023)         (7,362)             --
Equity contribution ...........................           --              --              --              --         169,143
                                                   ---------       ---------       ---------       ---------       ---------
   NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES ....................     (144,993)         (4,706)        (11,443)         (7,451)        847,277
                                                   ---------       ---------       ---------       ---------       ---------
Impact of exchange rate movements on
cash ..........................................           --              --              --              --             124
Net (decrease) increase in cash and
   cash equivalents ...........................      (53,770)         (3,165)          4,789          (5,408)          6,794
Cash and cash equivalents at the
   beginning of the period ....................       60,663           6,893           3,728           8,517              --
                                                   ---------       ---------       ---------       ---------       ---------
Cash and cash equivalents at the
   end of the period ..........................    $   6,893       $   3,728       $   8,517       $   3,109       $   6,794
                                                   =========       =========       =========       =========       =========

SUPPLEMENTAL INFORMATION
Interest paid (excluding parent company
    charges) ..................................    $   3,253       $      16       $   1,272       $     185       $  33,805
Income taxes paid (received), net .............    $     442       $      (6)      $     703       $      --       $   1,250

See accompanying notes.

        PLY GEM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED AND COMBINED STATEMENTS OF STOCKHOLDER'S EQUITY / PARENT COMPANY (DEFICIT) INVESTMENT

                                                                                                        Accumulated
                                                         Parent                                            Other
                                                         Company        Additional                     Comprehensive      Total
                                                        (Deficit)         Paid in         Retained         Income     Stockholder's
                                                        Investment        Capital         Earnings         (Loss)        Rquity
                                                        ----------------------------------------------------------------------------
                                                                                    (AMOUNTS IN THOUSANDS)
BALANCE DECEMBER 31, 2001 .......................       $ 105,390        $      --       $      --       $  (2,390)     $ 103,000

Comprehensive income:
   Net income ...................................          19,200               --              --              --         19,200
   Currency translation .........................              --               --              --              56             56
   Minimum pension liability, net of
      $1,082 tax benefit ........................              --               --              --          (2,009)        (2,009)
   Unrealized decrease in the
      value of marketable securities ............              --               --              --            (306)          (306)
                                                                                                                        ---------
Total comprehensive income ......................                                                                          16,941
                                                                                                                        =========
Debt repayment made by former parent ............          42,742               --              --              --         42,742

Net  transfers to former parent .................        (132,923)              --              --              --       (132,923)
                                                        ---------        ---------       ---------       ---------      ---------

BALANCE, DECEMBER 31, 2002 ......................          34,409               --              --          (4,649)        29,760

Comprehensive loss:
   Net loss .....................................            (900)              --              --              --           (900)
   Currency translation
                                                               --               --              --             152            152
                                                                                                                        ---------
Total comprehensive loss ........................                                                                            (748)
                                                                                                                        =========
Net  transfers to former parent .................          (4,555)              --              --              --         (4,555)
Balance, January 9, 2003 ........................          28,954               --              --          (4,497)        24,457
Effect of Recapitalization ......................         (53,583)              --              --           4,497        (49,086)
                                                        ---------        ---------       ---------       ---------      ---------
BALANCE, JANUARY 9, 2003 ........................         (24,629)              --              --              --        (24,629)
   AFTER RECAPITALIZATION

Comprehensive income:
   Net income ...................................          11,000               --              --              --         11,000
   Currency translation .........................              --               --              --           2,063          2,063
   Minimum pension liability, net of
      $10 tax benefit ...........................              --               --              --             (18)           (18)
                                                                                                                        ---------
Total comprehensive income ......................                                                                          13,045
                                                                                                                        =========
Net  transfers to former parent .................         (12,016)              --              --              --        (12,016)
Reduction to goodwill for
  purchase accounting revisions .................          (4,195)              --              --              --         (4,195)
Employee stock compensation
   expense ......................................              96               --              --              --             96
                                                        ---------        ---------       ---------       ---------      ---------

BALANCE, DECEMBER 31, 2003 ......................         (29,744)              --              --           2,045        (27,699)

Comprehensive loss::
   Net loss .....................................          (3,350)              --              --              --         (3,350)
   Currency translation .........................              --               --              --            (375)          (375)
                                                                                                                        ---------
Total comprehensive loss ........................              --               --              --              --         (3,725)
                                                                                                                        =========

Balance, February 11, 2004 ......................         (33,094)              --              --           1,670        (31,424)
Effect of Purchase accounting ...................          33,094          141,000              --          (1,670)       172,424
                                                        ---------        ---------       ---------       ---------      ---------
BALANCE, FEBRUARY 12, 2004 ......................              --          141,000              --              --        141,000
   AFTER THE PLY GEM ACQUISITION

Comprehensive income:
   Net income ...................................              --               --          17,682              --         17,682
   Currency translation .........................              --               --              --           2,558          2,558
   Minimum pension liability ....................              --               --              --            (260)          (260)
                                                                                                                        ---------
Total comprehensive income ......................                                                                          19,980
                                                                                                                        =========
Contributions ...................................              --           34,427              --              --         34,427
                                                        ---------        ---------       ---------       ---------      ---------

BALANCE, DECEMBER 31, 2004 ......................       $      --        $ 175,427       $  17,682       $   2,298      $ 195,407
                                                        =========        =========       =========       =========      =========

See accompanying notes.

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         Ply Gem Holdings, Inc. and its wholly-owned subsidiaries (individually and collectively, the "Company" or "Ply Gem") are diversified manufacturers of residential and commercial building products, operating with two principal segments: (i) Siding, Fencing, Railing and Decking and (ii) Windows and Doors. Through these principal segments, Ply Gem industries manufactures and sells, primarily in the United States and Canada, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets.

         Ply Gem Holdings, Inc., a wholly owned subsidiary of Ply Gem Investment Holdings, Inc., was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. ( "Ply Gem Industries") from Nortek (the "Ply Gem Acquisition"). The Ply Gem Acquisition was completed on February 12, 2004, when Nortek, Inc. ("Nortek") sold Ply Gem Industries, Inc., to Ply Gem Holdings, Inc., an affiliate of Caxton-Iseman Capital, Inc., pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc., Nortek. and WDS LLC dated as of December 19, 2003, as amended (the "Purchase Agreement"). Prior to February 12, 2004, the date of the Ply Gem Acquisition, Ply Gem Holdings, Inc. had no operations and Ply Gem Industries, Inc. was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek, (collectively with subsidiaries "Nortek").

         On August 27, 2004 the Company's wholly owned subsidiary, Ply Gem Industries, acquired all of the outstanding shares of capital stock of MWM Holding, Inc., ("MWM Holding"), in accordance with a stock purchase agreement entered into among Ply Gem Industries, MWM Holding, Inc., and the selling stockholders (the "MW Acquisition"). The accompanying financial statements include the operating results of MWM Holding for the period of August 27, 2004 through December 31, 2004.

         The accompanying financial statements include the consolidated results of operations for the period from January 23, 2004 to December 31, 2004 and consolidated financial position for Ply Gem Holdings and Subsidiaries as of December 31, 2004, and the combined results of operations of Ply Gem Industries, Inc. for the periods from January 1, 2003 to January 9, 2003, January 10, 2003 to December 31, 2003 and for the year ended December 31, 2002. The periods presented during calendar 2004 provide the combined operating results of Ply Gem Industries from the beginning of the year, January 1, 2004, until the date of the Ply Gem Acquisition, February 12, 2004 (see Note 2), as well as from the date of inception of Ply Gem Holdings, January 23, 2004, through December 31, 2004.

         The periods presented during calendar 2003 provide the combined operating results of Ply Gem Industries, from January 1, 2003 until January 9, 2003. On January 9, 2003, Nortek Holdings was acquired by certain affiliates and designees of Kelso & Company L.P. and certain members of Nortek management in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. dated as of June 20, 2002, (the "Recapitalization"). The period from January 10, 2003 until December 31, 2003 is presented in the accompanying consolidated and combined financial statements as "Post-Recapitalization".

        Nortek accounted for the Recapitalization as a purchase in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" ("SFAS No. 141"), which resulted in a new valuation for the assets and liabilities of Nortek Holdings and its subsidiaries based upon their estimated fair values as of the date of the Recapitalization. As allowed under SEC Staff Accounting Bulletin No. 54, "Push Down Basis of Accounting Required in Certain Limited Circumstances", Ply Gem Industries, Inc. reflected certain applicable purchase accounting adjustments recorded by Nortek Holdings in the combined Ply Gem Industries, Inc. financial statements as of December 31, 2003 and for the period from January 10, 2003 through December 31, 2003.

PRINCIPLES OF CONSOLIDATION AND COMBINATION

         The consolidated and combined financial statements include the accounts of Ply Gem Holdings, Inc. and its subsidiaries, all of which are wholly owned, or Ply Gem Industries, Inc. and its subsidiaries combined with CWD Windows and Doors, a division of Broan-Nutone Canada, Inc. All intercompany accounts and transactions have been eliminated.

ACCOUNTING POLICIES AND USE OF ESTIMATES

         The preparation of these consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods. Certain of the Company's accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable. These judgments are based on the Company's historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company's judgments, the results could be materially different from the Company's estimates.

RECLASSIFICATIONS

         Certain amounts in the 2003 combined financial statements have been reclassified to conform to the 2004 presentation.

RECOGNITION OF SALES AND RELATED COSTS, INCENTIVES AND ALLOWANCES

         The Company recognizes sales upon the shipment of their products, net of applicable provisions for discounts and allowances. The customer takes title upon shipment and assumes the risks and rewards of ownership of the product. Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome. Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed upon with the Company's various customers, which are typically earned by the customer over an annual period. The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements. Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period. The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis such as new product introduction. The Company also provides for estimates of warranty, bad debts and shipping costs at the time of sale. Shipping and warranty costs are included in cost of products sold. Bad debt provisions are included in selling, general and administrative expense. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that might impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts.

CASH EQUIVALENTS

         Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

         The Company has classified as restricted cash and cash equivalents in the accompanying consolidated and combined balance sheets certain investments and marketable securities that are not fully available for use in their operations. The amount of restricted cash is determined by the existing liabilities on our municipal bonds. At December 31, 2004 there was no restricted cash balance.

INVENTORIES

         Inventories in the accompanying consolidated and combined balance sheets are valued at the lower of cost or market. At December 31, 2004 and December 31, 2003, approximately $11.7 million and $10.1 million of total inventories, respectively, were valued on the last-in, first-out method ("LIFO"). Under the first-in, first-out method ("FIFO") of accounting, such inventories would have been approximately $1.2 million and $0.4 million higher at December 31, 2004 and December 31, 2003, respectively. All other inventories were valued under the FIFO method. In connection with both LIFO and FIFO inventories, the Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

PROPERTY AND EQUIPMENT

         Property and equipment are presented at cost. Depreciation of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:

   Buildings and improvements                        10-35 years
   Machinery and equipment, including leases         3-15 years
   Leasehold improvements                            Term of lease or useful
                                                     life, whichever is shorter

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

         The Company accounts for acquired goodwill and intangible assets in accordance with SFAS No. 141. Purchase accounting required by SFAS No. 141 involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill (see Note 2). For significant acquisitions, the Company values items such as property and equipment and acquired intangibles based upon appraisals and determines the value of assets and liabilities associated with pension, supplemental executive retirement, and post retirement benefit plans based upon actuarial studies.

         The Company applies SFAS No, 142, "Goodwill and Other Intangible Assets" (SFAS No. 142") to goodwill and certain intangible assets. Under this statement, goodwill and intangible assets determined to have an indefinite useful life are no longer amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. All other intangible assets are amortized over their estimated useful lives and are evaluated for impairment in accordance with the provisions of SFAS No. 144.

INSURANCE LIABILITIES

         The Company is self-insured for certain casualty losses. The Company records insurance liabilities and related expenses for health, workers' compensation, product and general liability losses and other insurance expenses in accordance with either the contractual terms of their policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. The Company relies heavily on historical trends and, in certain cases, actuarial calculations when determining the appropriate insurance reserves to record in the consolidated and combined balance sheet for a substantial portion of their workers compensation and general and product liability losses. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.

INCOME TAXES

         Prior to the Ply Gem Acquisition on February 12, 2004, the Company's former parent, Nortek, was responsible for the preparation and filing of all income tax returns and the remittances of federal and state payments on behalf of the Company and its subsidiaries. Accordingly, for U.S. federal income tax purposes, the Company's results of operations were included in the consolidated federal income tax returns of Nortek. The U.S. Subsidiaries file unitary, combined and separate state income tax returns. CWD Windows was included in the Canadian income tax return of BNC (a subsidiary of Nortek) and transferred to BNC their share of the Canadian income tax due and payable. After February 12, 2004, U.S. federal income tax returns will be prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of the group. The Company and Ply Gem Investment Holdings, Inc. have executed a tax sharing agreement pursuant to which tax liabilities for each respective party are computed on a stand-alone basis. U.S. subsidiaries will continue to file unitary, combined and separate state income tax returns. CWD Windows will file a separate Canadian income tax return.

         The Company accounts for deferred income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires that the deferred tax consequences of temporary differences between the amounts recorded in the Company's consolidated and combined financial statements and the amounts included in the Company's federal and state income tax returns be recognized in the balance sheet. The amounts recorded reflect estimates of what the final amounts will be when the actual federal, state and foreign income tax returns are filed for that fiscal year. Estimates are required with respect to, among other things, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realizable in the future.

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

RELATED PARTY TRANSACTIONS

         Included in the combined statement of operations in selling, general and administrative expense are former parent company (Nortek) corporate charges of approximately $0.3 million for the period from January 1, 2004 to February 11, 2004, $7.1 million and $0.1 million for the period January 10, 2003 to December 31, 2003 and the period January 1, 2003 to January 10, 2003, respectively, and $10.2 million for the year ended December 31, 2002, related to accounting, legal, insurance, treasury and other management services provided by Nortek, which have been allocated based upon a combination of the specific identification method and as a percentage of the Company's net sales to Nortek's consolidated net sales. In the opinion of the Company's management, this method of allocating such costs was reasonable. Included in interest expense is approximately $3.5 million for the period January 1, 2004 to February 11, 2004, $31.8 million and $0.9 million for the period January 10, 2003 to December 31, 2003 and the period January 1, 2003 to January 10, 2003, respectively, and $32.7 million for the year ended December 31, 2002, related to interest incurred to a subsidiary which was wholly owned by Nortek.

         Upon completion of the Ply Gem Acquisition, the Company entered into two advisory agreements with an affiliate of Caxton-Iseman Capital, the "Caxton-Iseman Party", which we refer to as the "Debt Financing Advisory Agreement" and the "General Advisory Agreement". Under the Debt Financing Advisory Agreement, we paid the Caxton-Iseman Party a debt financing arrangement and advisory fee, equal to 2.375% of the aggregate amount of the debt financing incurred in connection with the Ply Gem Acquisition ($11.4 million). In connection with the MW Acquisition, pursuant to the General Advisory Agreement, in November 2004 we paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of MWM Holdings, Inc. ($6.4 million). Under the "General Advisory Agreement" the Company paid a management fee to the Caxton-Iseman Party of approximately $1.7 million for the period from January 23, 2004 to December 31, 2004. As of December 31, 2004 no amount was due to or from any related parties.

FOREIGN CURRENCY

         The Company's Canadian subsidiary utilizes the Canadian dollar as its functional currency. For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at year-end. Net sales and expenses are translated using average exchange rates in effect during the period. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income or loss in the accompanying consolidated and combined balance sheets. A transaction gain or loss resulting from fluctuations in the exchange rate may be recognized in the statement of operations due to debt, denominated in US dollars, recorded by the Company's Canadian subsidiary.

         For the period January 23, 2004 through December 31, 2004, the Company recorded a gain from foreign currency translation transactions of approximately $2.5 million. As of December 31, 2004 and December 31, 2003 accumulated other comprehensive income included a currency translation adjustment of approximately $2.6 million and $2.1 million, respectively.

STOCK OPTIONS

         On February 12, 2004, Ply Gem Investment Holdings, Inc.'s Board of Directors adopted the 2004 Stock Option Plan (the "Plan") which provides for grants of up to 140,494 shares of Ply Gem Investment Holdings, Inc.'s common stock under nonqualified stock options and subsequently increased the grants provided under the plan up to 184,065 shares on November 30, 2004. Employees of Ply Gem Investment Holdings, Inc. or any majority-owned subsidiary are eligible for awards, as specified in the Plan. Ply Gem Investment Holdings, Inc.'s Board of Directors or Compensation Committee retains the right to select the grantees and set the term of each award, which may not be more than ten years. Ply Gem Investment Holdings, Inc.'s Board of Directors also has the power to determine the terms of the awards granted, including the number of shares subject to each award and other matters as specified in the Plan agreement. Generally, the exercise price of an option is at least the estimated fair market value of a share as of the grant date. Previously granted awards generally vest over five years from the date of grant.

         For the period January 23, 2004 through December 31, 2004, the Company accounted for its stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                                Ply Gem
                                                             Holdings, Inc.
                                                           January 23, 2004 -
                                                           December 31, 2004
                                                         (AMOUNTS IN THOUSANDS)

 Net income as reported                                        $   17,682
 Deduct:  Total stock-based employee compensation
 expense determined under fair-value method for all
 awards, net of tax effects                                           (18)
                                                               ----------
 Pro forma net income                                          $   17,664
                                                               ==========

         In connection with the Ply Gem Acquisition, all of the outstanding Class A Common Stock options issued by Nortek to Ply Gem Industries, Inc. employees were cancelled.

OTHER NEW ACCOUNTING PRONOUNCEMENTS

          In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123R"), SHARE-BASED PAYMENT. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. The Company is required and plans to adopt the provisions of SFAS 123R for the quarter ending October 1, 2005. At this time, we do not anticipate that the adoption of this statement will have a material effect on our consolidated financial position or results of operations.

         In November 2004, the FASB issued SFAS No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4" ("SFAS No. 151"), which amended the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement required that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement will be effective for costs incurred during fiscal years beginning after June 15, 2005. We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

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

CONCENTRATION OF RISK

         The accounts receivable balance related to one customer of our siding, fencing, railing and decking segment was approximately $9.6 million and $6.3 million at December 31, 2004 and December 31, 2003, respectively. This customer accounted for approximately 24.3% of net sales for the combined periods from January 1, 2004 to February 11, 2004 and from January 23, 2004 to December 31, 2004, 28% of net sales for the combined periods from January 1, 2003 to January 9, 2003 and from January 10, 2003 to December 31, 2003, and 27% of net sales for the year ended December 31, 2002.

         Approximately 4.9% of our employees are represented by the United Steelworkers of America, AFL0-CIO-CLC, pursuant to an agreement that expires on November 30, 2006.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of the Company's financial instruments including cash and cash equivalents and long term debt approximates their fair value. The fair value of the Company's fixed and floating-rate long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

2.   PURCHASE ACCOUNTING

         On February 12, 2004, Ply Gem Holdings, Inc. purchased Ply Gem Industries, Inc. from Nortek, Inc. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Ply Gem Industries, Inc. and its subsidiaries based upon their estimated fair values as of the date of the purchase. The purchase price, including approximately $4,275,000 of value attributed to phantom stock issued to replace Ply Gem Industries, Inc. employees' forfeited Nortek stock options, was allocated to the assets and liabilities based on their estimated fair values.

         The Company allocated the purchase price of the net assets acquired based on its estimates of the fair value of assets and liabilities as follows:

                                                           (IN THOUSANDS)
                                                          ---------------
         Other current assets, net of cash                $       68,357
         Inventories                                              50,293
         Property, plant and equipment                           116,626
         Trademarks/Tradenames                                    25,900
         Patents                                                  12,000
         Customer relationships                                   16,000
         Goodwill                                                381,723
         Other assets                                             38,661
         Current liabilities                                     (55,964)
         Assumed indebtedness                                    (29,473)
         Other liabilities                                       (71,114)
                                                          ---------------
         Purchase price, net of cash acquired             $      553,009
                                                          ===============

         Based on appraisals received for the purchased intangible assets, $25.9 million was assigned to Trademarks and Tradenames with weighted average lives of 15 years, $12.0 million was assigned to Patents with weighted average lives of 13 years, and $16.0 million was assigned to customer relationships with weighted average lives of 10 years. As a result of this transaction, debt issue costs in the amount of $24.6 million were incurred and deferred. Approximately $293.7 million of goodwill was assigned to the siding, fencing, railing and decking segment and approximately $88.0 million of goodwill was assigned to the windows and doors segment. None of the domestic goodwill is expected to be deductible for tax purposes.

         On August 27, 2004, Ply Gem Industries, Inc. acquired all of the outstanding capital stock of MWM Holding, Inc. in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding, Inc., and the selling stockholders. MW is a leading, low-cost, vertically-integrated manufacturer of vinyl, vinyl clad-wood, vinyl-wood, wood and composite windows. MW also manufactures vinyl patio doors and markets steel and fiberglass exterior doors. The acquisition of MW will provide the Company with a number of strategic, financial and operational benefits. Some of these benefits include an enhancement of our market position in the vinyl windows market, significant costs savings through strategic sourcing and enhanced purchasing power, strong and diversified customer relationships, and the addition of an experienced and complementary management team.

         The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of MWM Holding Inc. and its subsidiaries based upon their estimated fair values as of the date of the purchase. The purchase price, including approximately $2.0 million of value attributed to phantom stock issued to replace MWM Holding, Inc. employees' forfeited MWM Holding, Inc. stock options, was allocated to the assets and liabilities based on their estimated fair values.

         The Company allocated the purchase price of the net assets acquired based on its estimates of the fair value of assets and liabilities as follows:

                                                           (IN THOUSANDS)
                                                          ---------------
         Other current assets, net of cash                $      22,569
         Inventories                                             14,437
         Property and equipment                                  36,768
         Trademarks and Tradenames                               32,500
         Customer relationships                                  82,107
         Goodwill                                               199,636
         Other assets                                            14,204
         Current liabilities                                    (30,291)
         Other liabilities                                      (35,394)
                                                          ---------------
         Purchase price, net of cash acquired             $     336,536
                                                          ===============

         Based on appraisals received for the purchased intangible assets, approximately $32.5 million was assigned to Trademarks and Tradenames with indefinite lives and approximately $82.1 million was assigned to customer relationships with weighted average lives of 15 years. As a result of this transaction, debt issue costs in the amount of $12.3 million were incurred and deferred. All of the goodwill was assigned to the windows and doors segment. None of the goodwill is expected to be deductible for tax purposes. We have estimated the fair value of our assets and liabilities, as of the MW Acquisition date, utilizing information available at the time our consolidated financial statements were prepared. These estimates are subject to refinement until all pertinent information has been obtained.

          Unaudited pro forma results of operations for the periods January 1, 2003 to January 9, 2003, January 10, 2003 to December 31, 2003, January 1, 2004 to February 11, 2004, and January 23, 2004 to December 31, 2004, as if both acquisitions had occurred at the beginning of each of the respective periods is as follows: (IN THOUSANDS)

                                  January 1,       January 10, 2003    January 1, 2004    January 23, 2004
                                    2003 to               to                 to                  to
                                January 9, 2003   December 31, 2003   February 11, 2004   December 31, 2004
                                ---------------   -----------------   -----------------   -----------------
   Net sales                        $ 14,761           $ 758,636           $ 67,757          $ 741,442
   Net income (loss)                   (331)              20,012            (3,187)             22,842


3.   INTANGIBLE ASSETS, GOODWILL AND OTHER LONG-LIVED ASSETS

         The table that follows presents the major components of intangible assets as of December 31, 2004 and 2003:

                                               Average
                                            Amortization
                                               Period                           Accumulated        Net Carrying
                                             (In Years)            Cost         Amortization          Value
                                            ------------        ----------      ------------       ------------
                                                                         (Amounts in thousands)
    2004:
    Patents                                      13             $  12,000           $  (834)        $  11,166
    Trademarks/Tradenames                        15                25,900            (1,574)           24,326
    Customer relationships                       15                98,000            (3,335)           94,665
                                                                ---------          --------         ---------
    Total intangible assets                                     $ 135,900          $ (5,743)        $ 130,157
                                                                =========          ========         =========

    Intangible with indefinite lives:
    Trademarks                                                  $  32,500          $     --         $  32,500

    2003:
    Patents                                      13             $  13,200          $ (1,002)        $  12,198
    Trademarks/Tradenames                        13                25,200            (1,689)           23,511
    Customer relationships                       13                 9,800            (1,146)            8,654
                                                                ---------          --------         ---------
    Total intangible assets                                     $  48,200          $ (3,837)        $  44,363
                                                                =========          ========         =========

         Amortization expense for the periods from January 1, 2003 to January 9, 2003 and from January 10, 2003 to December 31, 2003 was approximately $0.1 million and $3.8 million, respectively. Amortization expense for the periods from January 1, 2004 to February 11, 2004 and from January 23, 2004 to December 31, 2004 was approximately $0.2 million and $5.9 million, respectively. Amortization expense for fiscal years 2005, 2006, 2007, 2008, and 2009 is estimated to be approximately $9.8 million each year.

4.   DISCONTINUED OPERATIONS

         On November 22, 2002, Ply Gem sold the capital stock of its Richwood subsidiary for approximately $8.5 million of net cash proceeds and recorded a pre-tax loss of approximately $3.0 million in the fourth quarter of 2002. As required by SFAS No. 142, Ply Gem allocated $4.2 million of goodwill to Richwood in connection with the determination of the loss on sale based upon the relative fair value of Richwood to the total fair value of Ply Gem.

         On April 2, 2002, Ply Gem sold the capital stock of its Hoover subsidiary for approximately $20.0 million of net cash proceeds and recorded a pre-tax gain of approximately $5.4 million in the second quarter of 2002. Approximately $8.5 million of the cash proceeds was used to pay down outstanding debt under Ply Gem's then existing credit facility in the second quarter of 2002.

         The Company allocated interest to dispositions that qualified as a discontinued operation. The interest related to debt instruments, which were entered into specifically and solely with the entity disposed of and from debt, which was paid down with proceeds received from the disposition. Interest allocated to discontinued operations was approximately $0.1 million for the year ended December 31, 2002.

         The table that follows presents a summary of the results of discontinued operations for the Company for the year ended December 31, 2002:
(IN THOUSANDS)

             Net sales                                                $ 25,500

             Income before provision for income taxes                    2,700
             Provision for income taxes                                  1,100
                                                                      --------
             Income from discontinued operations                         1,600

             Gain on the sale of discontinued operations                 2,400
             Tax provision on the sale of discontinued operations          600
                                                                      --------
                                                                         1,800

             Income from discontinued operations                      $  3,400
                                                                      ========

             Depreciation and amortization expense                    $    831
                                                                      ========

5.   LONG-TERM DEBT

         Long-term debt in the accompanying consolidated and combined balance sheets at December 31, 2004 and December 31, 2003 consists of the following:

                                                                DECEMBER 31, 2003     DECEMBER 31, 2004
                                                                -----------------     -----------------
                                                                        (AMOUNTS IN THOUSANDS)

Senior term loan facility                                         $       --              $  304,501
Senior subordinated notes                                                 --                 360,321
Asset financing obligation                                                --                  35,769
Notes payable to a wholly owned subsidiary of Nortek                 394,735                      --
Mortgage notes and bonds payable                                      22,503                      --
Other borrowings                                                       7,059                   7,000
                                                                  ----------              ----------
                                                                     424,297                 707,591
Less current maturities                                                1,136                   2,784
                                                                  ----------              ----------
                                                                  $  423,161              $  704,807
                                                                  ==========              ==========

         In connection with the Ply Gem Acquisition on February 12, 2004, the Company entered into new senior credit facilities with a syndicate of financial institutions and institutional lenders. The senior credit facilities provided for senior secured financing of up to $255.0 million, consisting of $190.0 million of term loan facilities with a maturity of seven years that were drawn in full in connection with the consummation of the Ply Gem Acquisition and a $65.0 million revolving loan facility, including a letter of credit subfacility and a $10.0 million swingline subfacility, with a maturity of five years. The term loan facilities have two tranches, a $160.0 million tranche under which Ply Gem Industries, Inc. is the borrower, and a $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower. The senior credit facilities permitted us to incur up to $50.0 million in additional term loans under the term loan facilities (including through additional tranches of term loans) which have the benefit of the guarantees, and the collateral, described below. Such an increase in the term loan facilities will occur at our option if certain conditions are satisfied, including meeting our financial covenants, a senior leverage ratio on a pro forma basis and receipt of commitments from lenders for such additional amount.

         Subsequent to the Ply Gem Acquisition, we amended and restated our senior credit facilities on March 3, 2004, to increase our U.S. term loan facility from $160.0 million to $170.0 million and reduce our revolving credit facility from $65.0 million to $55.0 million.

         In connection with the MW Acquisition on August 27, 2004, we entered into an amendment to our senior credit facilities, which increased by $15.0 million our revolving credit facility and added an additional term loan facility in the amount of $111.0 million. At closing, we borrowed the entire amount under the new term loan facility and an additional $6.0 million under the revolving credit facility to fund the MW Acquisition and pay related costs and expenses.

         During December 2004 we repaid the entire amount of $18.0 million which was borrowed under the revolving credit facility and at December 31, 2004 have approximately $57.1 million available borrowing capacity. Also, during December 2004 we prepaid $5.0 million of the $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower.

         The interest rates applicable to loans under our new senior credit facilities will be, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement. Our rates at December 31, 2004 ranged from 4.37% to 4.67%.

         Our senior credit facilities (following amendments) require scheduled quarterly payments on the term loan facilities of $0.5 million beginning in the quarter ended July 3, 2004 and for the next 23 calendar quarters thereafter, and payments of $45.8 million on June 30, 2010, September 30, 2010, and December 30, 2010 and $156.8 million on the maturity date, allocated pro rata between the three tranches.

         The indebtedness of the U.S. borrower (Ply Gem Industries, Inc.) under our senior credit facilities is guaranteed by Ply Gem Holdings, Inc., and all of our existing and future direct and indirect subsidiaries, subject to exceptions for foreign subsidiary guarantees of the U.S. borrower's obligations to the extent such guarantees are prohibited by applicable law or would result in materially adverse tax consequences and other exceptions. The indebtedness of the Canadian borrower under our senior credit facilities is guaranteed by Ply Gem Holdings, Inc., the U.S. borrower and all of the Canadian borrower's future direct and indirect subsidiaries and is effectively guaranteed by all subsidiaries guaranteeing the U.S. borrower's obligations under our senior credit facilities. All indebtedness under our senior credit facilities is secured, subject to certain exceptions, by a perfected first priority pledge of all of our equity interests and those of our direct and indirect subsidiaries, and, subject to certain exceptions, perfected first priority security interests in, and mortgages on, all tangible and intangible assets; provided that all tangible and intangible assets of the Canadian borrower and its subsidiaries are pledged to secure debt only of the Canadian borrower.

         Our senior credit facilities require that we comply on a quarterly basis with certain financial covenants, including a minimum interest coverage ratio test, a maximum leverage ratio test and a maximum capital expenditures level. Our covenants also restrict the payment of dividends, with certain exceptions, without the lenders consent in writing.

         Concurrently with the Ply Gem Acquisition, Ply Gem Industries, Inc. issued $225.0 million aggregate principal amount of our 9% senior subordinated notes due 2012, which are guaranteed by Ply

Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc. Subsequently, in connection with the MW Acquisition, Ply Gem Industries, Inc. issued an additional $135.0 million of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc.

         Ply Gem Holdings, Inc. is a holding company and has no operations. Under the terms of the indenture governing the 9% notes, there are restrictions on the ability of Ply Gem Industries, Inc. to dividend or distribute cash or property to Ply Gem Holdings. Inc.

          As discussed in Note 9, the Company executed certain sale/leaseback transactions. Due to certain default and exchange provisions in these leases, sale/leaseback treatment was not achieved, resulting in violations to our senior credit facilities. The Company has requested and received a waiver from its lenders as it relates to our lease agreements in that these leases shall not constitute indebtedness under Ply Gem's credit agreement for the restriction on indebtedness covenant and any lien in connection with such leases shall not constitute liens for the purposes of the restriction on liens covenant through April 30, 2005 and only so long as these leases do not represent more than an aggregate of $36.0 million of financing obligations. See Note 16.

         The table that follows is a summary of maturities of all of the Company's long-term debt obligations due in each fiscal year after December 31, 2004: (AMOUNTS IN THOUSANDS)

                                     Senior Credit
                                   Facilities, Notes         Asset Financing
                                 and Other Borrowings           Obligation
                                 --------------------        ---------------
             2005                     $    1,950               $     834
             2006                          1,950                     899
             2007                          1,950                     968
             2008                          1,950                   1,042
             2009                          1,950                   1,123
             Thereafter                  662,072                  30,903
                                      ----------               ---------
                                      $  671,822               $  35,769
                                      ==========               =========

         At December 31, 2004, approximately $13.0 million of letters of credit have been issued under our senior credit facility for the purposes of: i) approximately $8.9 million as additional security for approximately $7.0 million of industrial revenue bonds outstanding (included in other borrowings in the long-term debt table above), ii) approximately $1.1 million to support our workers compensation plan at one of our subsidiaries, and iii) approximately $3.0 million to secure certain environmental obligations.


6.   DEFINED BENEFIT PLANS

         The Company has two separate pension plans, the Ply Gem Group Pension Plan (the "Ply Gem Plan") and the MW Manufacturers, Inc. Retirement Plan (the "MW Plan"). The plans are presented separately in the following discussion.

         The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the Ply Gem Plan and the MW Plan. These benefit payments consist of Qualified Defined Benefit Plan payments which are made from the respective Plan Trusts and do not represent an immediate cash outflow to the Company.

                                                    Expected
                                                  Pension Plan
                    Fiscal Year Payments        Benefit Payments
                    --------------------        ----------------
                                                (IN THOUSANDS)

                           2005                      $ 1,244
                           2006                        1,459
                           2007                        1,360
                           2008                        1,591
                           2009                        1,851
                        2010-2014                     11,760

         Pension and profit sharing expense charged to operations aggregated approximately $0.03 million and $0.4 million for the period January 1, 2004 to February 11, 2004 and January 23, 2004 to December 31, 2004, respectively, approximately $0.02 million and $0.3 million for the period January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003, respectively, and approximately $0.2 million for the year ended December 31, 2002. The Company's policy is to fund currently the actuarially determined annual contribution of their various qualified defined benefit plans. The Company expects to contribute approximately $2.1 million to the defined benefit pension plans during 2005.

PLY GEM PLAN

         For the Ply Gem Plan, the Company uses a September 30 measurement date. The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the plan in the accompanying consolidated and combined balance sheets at December 31, 2004 and 2003:

                                                                         December 31,
                                                                      2003          2004
                                                                    --------      --------
                                                                     (AMOUNTS IN THOUSANDS)
CHANGE IN PROJECTED BENEFIT OBLIGATION
   Benefit obligation at October 1,                                 $ 14,025      $ 14,352
   Service cost                                                          106           100
   Interest cost                                                         852           842
   Actuarial loss                                                        298           585
   Benefits and expenses paid                                           (929)       (1,075)
                                                                    --------      --------
   PROJECTED BENEFIT OBLIGATION AT SEPTEMBER 30,                    $ 14,352      $ 14,804
                                                                    ========      ========

CHANGE IN PLAN ASSETS
   Fair value of plan assets at October 1,                          $  9,063      $  9,248
   Actual return on plan assets                                          948         1,057
   Employer and participant contributions                                166           430
   Benefits and expenses paid                                           (929)       (1,075)
                                                                    --------      --------
   FAIR VALUE OF PLAN ASSETS AT SEPTEMBER 30,                       $  9,248      $  9,660
                                                                    ========      ========

FUNDED STATUS AND FINANCIAL POSITION:
   Fair value of plan assets at September 30,                       $  9,248      $  9,660
   Benefit obligation at September 30,                                14,352        14,804
                                                                    --------      --------
   Funded status                                                      (5,104)       (5,144)
   Amount contributed during fourth quarter                               30            85
   Unrecognized actuarial loss                                            28           260
                                                                    --------      --------
   ACCRUED BENEFIT COST                                             $ (5,046)     $ (4,799)
                                                                    ========      ========

AMOUNT RECOGNIZED IN THE BALANCE SHEET CONSISTS OF:
  Accrued benefit liabilities                                       $ (5,074)     $ (5,059)
  Accumulated other comprehensive loss                                    28           260
                                                                    --------      --------
  ACCRUED BENEFIT COST                                              $ (5,046)     $ (4,799)
                                                                    ========      ========

         The accumulated benefit obligation for the Ply Gem Plan was $14.8 million as of December 31, 2004 and $14.4 million as of December 31, 2003.

         Plan assets consist of cash and cash equivalents, common stock, U.S. Government securities, corporate debt and mutual funds, as well as other investments. The expected long-term rate of return on assets is based on the Company's historical rate of return. The weighted average rate assumptions used in determining pension costs and the projected benefit obligation for the periods indicated are as follows:

                                                            For the        For the         For the         For the
                                                            period          period          period          period
                                         For the year     January 1,     January 10,      January 1,     January 23,
                                             ended          2003 to        2003 to         2004 to         2004 to
                                         December 31,     January 9,       December        February      December31,
                                             2002            2003          31, 2003        11, 2004          2004
                                         ---------------------------------------------------------------------------
Discount rate for projected
  benefit obligation                         6.25%           6.25%          6.25%           6.00%           6.00%
Discount rate for pension costs              7.00%           6.25%          6.25%           6.25%           6.25%
Expected long-term average
   return on plan assets                     8.50%           7.75%          7.75%           7.75%           7.75%
Rate of compensation increase                 N/A             N/A            N/A             N/A             N/A

         The Company's net periodic benefit expense (income) for the Ply Gem Plan for the periods indicated consists of the following components: (IN THOUSANDS)

                                                          For the         For the         For the         For the
                                                           period          period          period          period
                                          For the        January 1,     January 10,      January 1,     January 23,
                                         year ended       2003 to         2003 to         2004 to         2004 to
                                        December 31,     January 9,       December        February      December31,
                                            2002            2003          31, 2003        11, 2004          2004
                                        ---------------------------------------------------------------------------
Service cost                              $  107           $   3          $  106           $  11           $  89
Interest cost                                867              23             865              97             744
Expected return on plan assets              (875)            (18)           (678)            (81)           (622)
Recognized actuarial loss                    102               8              --              --              --
                                          ------           -----           -----           -----          ------
Net periodic benefit expense              $  201           $  16           $ 293           $  27          $  211
                                          ======           =====           =====           =====          ======

         The Ply Gem Plan weighted-average asset allocations at December 31, 2003 and 2004, by asset category are as follows:

                                            Plan Assets at December 31,
             ASSET CATEGORY                   2003              2004
             --------------                   ----              ----
             Equity securities                 56%               60%
             Debt securities                   44%               40%

         The Ply Gem Plan assets are invested to maximize returns without undue exposure to risk. The investment objectives are also to produce a total return exceeding the median of a universe of portfolios with similar average asset allocation and investment style objectives, and to earn a return, net of fees, greater or equal to the long-term rate of return used in the actuarial computations.

         Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers. The plan's asset allocation policies are consistent with the established investment objectives and risk tolerances. The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk. For 2005, the target allocation is 57% for equity securities, 41% for fixed income securities and 2% cash.

         The Ply Gem plan was frozen as of December 31, 1998, and no further increases in benefits may occur as a result of increases in service or compensation.

MW PLAN

For the MW Plan, the Company uses a September 30 measurement date for its plans. The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the plan in the accompanying consolidated balance sheet at December 31, 2004:
                                                            December 31, 2004
                                                          ---------------------
                                                          (AMOUNTS IN THOUSANDS)
     CHANGE IN PROJECTED BENEFIT OBLIGATION
        Benefit obligation at October 1,                       $  18,406
        Service cost                                                  49
        Interest cost                                                 94
        Actuarial loss                                                (2)
        Benefits and expenses paid                                   (47)
                                                               ---------
        PROJECTED BENEFIT OBLIGATION AT SEPTEMBER 30,          $  18,500
                                                               =========

     CHANGE IN PLAN ASSETS
        Fair value of plan assets at October 1,                $  11,228
        Actual return on plan assets                                 149
        Employer and participant contributions                       617
        Benefits and expenses paid                                   (46)
                                                               ---------
        FAIR VALUE OF PLAN ASSETS AT SEPTEMBER 30,             $  11,948
                                                               =========

     FUNDED STATUS AND FINANCIAL POSITION:
        Fair value of plan assets at September 30,             $  11,948
        Benefit obligation at September 30,                       18,500
        Funded status                                             (6,552)
        Amount contributed during fourth quarter                      --
        Unrecognized actuarial loss                                  (81)
                                                               ---------
        ACCRUED BENEFIT COST                                   $  (6,633)
                                                               =========

     AMOUNT RECOGNIZED IN THE BALANCE SHEET CONSISTS OF:
       Accrued benefit liabilities                             $  (6,633)
       Accumulated other comprehensive loss                           --
                                                               ---------
       ACCRUED BENEFIT COST                                    $  (6,633)
                                                               =========

      The accumulated benefit obligation for the MW pension plan was $17.0 million as of December 31, 2004.

         The MW Plan assets consist of interest-bearing cash, common/collective trusts, fixed income mutual funds, and equity mutual funds. The expected long-term rate of return on assets is based on the Company's historical rate of return. The weighted average rate assumptions used in determining pension costs and the projected benefit obligation for the periods indicated are as follows:

                                                           For the period ending
                                                             December 31, 2004
                                                           ---------------------

              Discount rate for projected benefit
                  obligation                                       6.15%
              Discount rate for pension costs                      6.15%
              Expected long-term average return on
                  plan assets                                      7.50%
              Rate of compensation increase                        3.00%

         The Company's net periodic benefit expense (income) for the MW Plan for the periods indicated consists of the following components: (IN THOUSANDS)

                                                           For the period ending
                                                             December 31, 2004
                                                           ---------------------

              Service cost                                          $  49
              Interest cost                                            94
              Expected return on plan assets                          (71)
              Recognized actuarial loss                                --
                                                                    -----
              Net periodic benefit expense (income)                 $  72
                                                                    =====

         The MW Plan weighted-average asset allocations at December 31, 2004, by asset category are as follows:

                                                          Plan Assets at
                                                        September 30, 2004
                                                        ------------------
              ASSET CATEGORY
                Equity securities                             50%
                Debt securities                               48%
                Cash and equivalents                          2%

         The MW Plan assets are invested to maximize returns without undue exposure to risk. The investment objectives are also to produce a total return exceeding the median of a universe of portfolios with similar average asset allocation and investment style objectives, and to earn a return, net of fees, greater or equal to the long-term rate of return used in the actuarial computations.

         Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers. The MW Plan's asset allocation policies are consistent with the established investment objectives and risk tolerances. The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk. For 2005, the target allocation is 50% for equity securities, 49% for fixed income securities and 1% cash.

         The Company has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees. The projected benefit obligation relating to this unfunded plan totaled approximately $254,000 at December 31, 2004. Pension expense for the plan was approximately $2,000 for the year ended December 31, 2004.

7.   DEFINED CONTRIBUTION PLAN

         We have defined contribution 401(k) plans covering substantially all employees. We match 50% of the first 6% of employee contributions for all plans except for the plans that are connected to collective bargaining agreements, which have no company match. We also have the option of making discretionary contributions. Our contributions under both plans were approximately $0.2 million and $1.6 million for the period from January 1, 2004 to February 11, 2004 and January 23, 2004 to December 31, 2004, respectively, $0.05 million and $1.8 million for the periods from January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003, respectively, and $1.9 million for the year ended December 31, 2002.



8.   COMMITMENTS AND CONTINGENCIES

         At December 31, 2004, the Company is obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Future minimum rental obligations aggregate approximately $14.9 million at December 31, 2004. A small percentage of our lease agreements contain clauses for rent increases based on the consumer price index. The obligations are payable as follows:
                                                       (AMOUNTS IN THOUSANDS)
                    2005                                    $ 5,422
                    2006                                      3,601
                    2007                                      2,203
                    2008                                      1,541
                    2009                                      1,348
                    Thereafter                                  825

         In connection with the Ply Gem Acquisition, Nortek has indemnified the Company for certain liabilities as defined in the Purchase Agreement. In the event Nortek was unable to satisfy amounts due under these indemnifications then the Company would be liable. The Company believes that Nortek has the financial capacity to honor the indemnifications and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the Purchase Agreement. A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $14.1 million.

         The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries. As of December 31, 2004 and December 31, 2003, the Company has recorded liabilities in relation to these indemnifications of approximately $13.2 million and $18.2 million, respectively, consisting of the following:

                                                          (AMOUNTS IN THOUSANDS)
                                                           2003            2004
                                                        --------       --------
  Product claim liabilities                             $  6,602       $  3,813
  Long-term lease liabilities                              6,226          5,152
  Multiemployer pension plan withdrawal liability          4,337          4,187
  Other indemnification liabilities                        1,035             --
                                                        --------       --------
                                                        $ 18,200       $ 13,152
                                                        ========       ========

         The product claim liabilities of approximately $3.8 million and $6.6 million at December 31, 2004 and December 31, 2003, respectively, represented the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage. Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries. The Company and the former subsidiary continue to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products. The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers. The Company had recorded receivables at December 31, 2003 of approximately $2.4 million, for the estimated recoveries, which were deemed probable of collection related to insurance litigation matters discussed above.

         The long-term lease liabilities of approximately $5.2 million and $6.2 million at December 31, 2004 and December 31, 2003, respectively, relate to the estimated amounts to be paid, net of any estimated recoveries where subleases are in place, primarily in connection with various facility leases where the Company has retained the liability for the lease agreement in connection with the sale of certain former subsidiaries that utilized the facilities. Accrued costs include base rent, additional rent for specified consumer price index increases as defined in the leases, taxes, utilities, insurance, repairs and maintenance and, if applicable, the estimated settlement costs to terminate the leases prior to the end of their scheduled term. The Company has recorded all long-term lease liabilities at the undiscounted gross amount expected to be paid to settle the liabilities in the future. Approximately $1.1 million and $2.1 million of these long-term lease liabilities were settled and paid during fiscal yeas 2004 and 2003, respectively.

         The multiemployer pension liability of approximately $4.2 million and $4.3 million at December 31, 2004 and December 31, 2003, respectively, relates to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. ("Studley") was sold. In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the "Pension Fund") and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund. Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund. The multiemployer pension liability represents the present value of the quarterly payment stream using a 6% discount rate as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

         Other indemnification liabilities of approximately $1.0 million at December 31, 2003, principally related to the estimated amounts of various potential liabilities related to legal, environmental and other matters that may arise in connection with indemnification agreements provided in conjunction with the purchase and sale agreements for various subsidiaries, which the Company has sold over the past several years.

         The Company has guaranteed certain obligations of various third parties that aggregate approximately $27.7 million at December 31, 2003 for rental payments through June 30, 2016 under a facility leased by SNE Enterprises, Inc. ("SNE"), which was sold on September 21, 2001. The buyer of SNE has provided certain indemnifications and other rights to the Company for any payments that it might be required to make pursuant to this guarantee. Should the buyer of SNE cease making payments then the Company may be required to make payments on its guarantees. The Company does not anticipate incurring any loss under these guarantees and accordingly has not recorded any liabilities at December 31, 2004 or December 31, 2003 in the accompanying consolidated and combined balance sheets.

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

Changes in the Company's short-term and long-term warranty liabilities are as follows:

                                        January 1, 2003       January 10, 2003      January 1, 2004     January 23, 2004
                                               to                     to                   to                   to
                                        January 9, 2003      December 31, 2003     February 11, 2004    December 31, 2004
                                        ---------------      -----------------     -----------------    -----------------
                                                                      (AMOUNTS IN THOUSANDS)
Balance, beginning of period                 $  9,379             $  9,459                 $  9,499            $ 9,491
Warranty expense provided during
   Period                                          91                3,312                      330              3,003
Settlements made during period                    (11)              (3,272)                    (338)            (2,630)
Liability assumed with MW
   Acquisition                                     --                   --                       --              3,231
Liability assumed by third party                   --                   --                       --             (2,000)
                                             --------            ---------                 --------           --------
Balance, end of period                       $  9,459            $   9,499                 $  9,491           $ 11,095
                                             ========            =========                 ========           ========

         In April 2004, certain assets and liabilities (including short-term and long-term warranties of $2.0 million) of our subsidiary, Thermal-Gard, Inc., were sold to a third party.

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

         As of December 31, 2004, the Company has accrued approximately $0.8 million to cover the estimated costs of known litigation claims, including the estimated cost of legal services, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

         It is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, and therefore no such estimate has been made.

9.   SALE LEASEBACK

         On August 27, 2004, Ply Gem Industries, Inc. entered into a sale and leaseback transaction with net proceeds of approximately $36.0 million being used to fund a portion of the acquisition of MWM Holding, Inc. It was the Company's intention that these leases meet the criteria for a sale leaseback transaction and receive accounting treatment as operating leases. Following Ply Gem Industries' review, the original lease agreements were executed and treated as a sale leaseback transaction and were accounted for as operating leases in the Company's third quarter 2004 results. After further review in connection with the preparation of the December 31, 2004 financial statements, the Company concluded that for the periods from August 27, 2004 through October 2, 2004 (Ply Gem Holdings, Inc.'s third quarter) and from October 3, 2004 to December 31, 2004 and January 1, 2005 until an amended lease becomes effective, these leases did not meet the sale leaseback accounting criteria. The primary discrepancy that has been identified in the leases relates to default and exchange provisions contained within the original leases that resulted in prohibited forms of continuing involvement. Therefore, as of December 31, 2004 and as of our third quarter ended October 2, 2004 approximately $36.0 million of land and buildings and the related financial obligation have been recorded on the balance sheet. Because this resulted in a default of certain debt covenants under Ply Gem's credit agreement, Ply Gem has requested and received a waiver from our lenders that provides that these leases shall not constitute indebtedness under Ply Gem's credit agreement for the restriction of indebtedness covenant and any lien in connection with such leases shall not constitute a lien for the purposes of the restriction on liens covenant through April 30, 2005 and only so long as these leases do not represent more than an aggregate of $36.0 million of capital lease obligations. See Note 16. The impact of the correct lease accounting on the third quarter ended October 2, 2004 net earnings was $31,000. However, due to the impact of this issue on the third quarter 2004 balance sheet, the Company has included a restated third quarter 2004 balance sheet (Note 14). Assets subject to the leases are included in the consolidated balance sheet as follows:

                                                        DECEMBER 31, 2004
                                                       -------------------
                                                         (IN THOUSANDS)
              Land                                            $ 5,183
              Buildings                                        31,263
                                                              -------
                                                               36,446
              Less: Accumulated depreciation                    (856)
                                                              -------
                                                             $ 35,590
                                                              =======

         The initial term of the leases is twenty years with an option to renew the lease for a ten year period following the initial term. These leases are net leases and are non-terminable. The basic annual rent is approximately $3.5 million in the first year with the annual rent rate being subject to adjustment for increases in the Consumer Price Index upon each anniversary following the initial basic rent payment date.


10.  ACCRUED EXPENSES AND TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes, net, consist of the following at December 31, 2004 and December 31, 2003:

                                                 DECEMBER 31,    DECEMBER 31,
                                                     2003            2004
                                                 ------------    ------------
                                                    (AMOUNTS IN THOUSANDS)

     Insurance                                   $  3,738          $  4,460
     Employee compensation and benefits             7,370            12,730
     Sales and marketing                            9,142            14,396
     Product warranty                               2,844             4,040
     Short-term product claim liability             2,189             2,321
     Interest                                         163            12,134
     Other                                          7,006            11,863
                                                 --------          --------
                                                 $ 32,452          $ 61,944
                                                 ========          ========

Other long-term liabilities consist of the following at December 31, 2004 and December 31, 2003:

                                          DECEMBER 31, 2003    DECEMBER 31, 2004
                                          -----------------    -----------------
                                                 (AMOUNTS IN THOUSANDS)

   Insurance                                  $  1,842            $  3,597
   Pension liabilities                           9,412              14,454
   Product warranty                              6,655               7,055
   Long-term lease liabilities                   6,226               5,152
   Long-term product claim liability             4,413               1,492
   Other                                         1,571                 651
                                              --------            --------
                                              $ 30,119            $ 32,401
                                              ========            ========


11.  INCOME TAXES

         The following is a summary of the components of earnings (loss) from continuing operations before provision (benefit) for income taxes: (IN THOUSANDS)

                                         For the           For the         For the         For the
                                          period           period          period          period
                     For the year       January 1,       January 10,     January 1,      January 23,
                        ended            2003 to           2003 to         2004 to         2004 to
                     December 31,       January 9,      December 31,      February       December 31,
                         2002              2003             2003          11, 2004          2004
                     ------------       ----------      ------------      --------       -----------
Domestic               $ 18,100          $ (1,400)         $ 10,000       $ (4,784)        $ 20,664
Foreign
                          5,800                --             8,200           (416)           8,329
                       --------          ---------         --------       ---------        --------
                       $ 23,900          $ (1,400)         $ 18,200       $ (5,200)        $ 28,993
                       ========          =========         ========       =========        ========

         The following is a summary of the provision (benefit) for income taxes from continuing operations included in the accompanying consolidated statement of operations: (IN THOUSANDS)

                                             For the         For the           For the
                                              period          period            period           For the period
                          For the year      January 1,      January 10,       January 1,           January 23,
                              ended           2003 to         2003 to          2004 to               2004 to
                             December       January 9,      December 31,     February 11,          December 31,
                             31, 2002           2003            2003            2004                  2004
                          -------------     ----------      ------------     ------------          ------------
Federal:
   Current                   $  2,300        $  (900)         $ 2,100         $      --             $    278
   Deferred                     3,400            400            1,500            (1,381)               6,398
                             --------        -------          -------         ---------             --------
                                5,700           (500)           3,600            (1,381)               6,676

State:
 Current                        2,000             --            2,900                --                  893
 Deferred                          --             --               --              (329)                 697
                             --------        -------          -------         ---------             --------
                                2,000             --            2,900              (329)               1,590

Foreign:
   Current                        400             --              700              (140)               2,115
   Deferred                        --             --               --                --                  930
                             --------        -------          -------         ---------             --------
                                  400             --              700              (140)               3,045

Total                        $  8,100        $  (500)         $ 7,200         $  (1,850)            $ 11,311
                             ========        =======          =======         =========             ========

         Income tax payments (refunds), net, were approximately $1.3 million, $0.7 million, $(0.01) million, and $0.4 million for the period from January 23, 2004 to December 31, 2004, the period from January 1, 2003 to January 9, 2003, the period January 10, 2003 to December 31, 2003, and for the year ended December 31, 2002, respectively. In addition, CWD Windows transferred to BNC approximately $928, $3.7 million, $1.1 million, and $0.9 million for the period from January 1,2004 to February 11, 2004, the period from January 1, 2003 to January 9, 2003, the period January 10, 2003 to December 31, 2003, and for the year ended December 31, 2002.

         The table that follows reconciles the federal statutory income tax rate of continuing operations to the effective tax rate of such earnings of approximately 35.6% and 39.0%, for the periods from January 1, 2004 to February 11, 2004 and February 12 to December 31, 2004, respectively, 35.7% and 39.6% for the periods from January 1, 2003 to January 9, 2003 and January 10, 2003 to December 31, 2003, respectively, and 33.9% for the year ended December 31, 2002 (IN THOUSANDS).

                                                    For the         For the           For the
                                                     period          period            period        For the period
                                 For the year      January 1,      January 10,       January 1,        January 23,
                                     ended           2003 to         2003 to          2004 to            2004 to
                                    December       January 9,     December 31,      February 11,       December 31,
                                    31, 2002         2003            2003              2004               2004
                                 -------------    ----------      ------------     ------------       ------------
Income tax provision
(benefit) from continuing
operations at the federal
statutory rate                      $ 8,365         $  (490)        $ 6,370        $  (1,820)           $ 10,148

NET CHANGE FROM STATUTORY
RATE:
   State income tax                     260              --             455             (239)              1,033
provision (benefit), net
of federal income tax
effect
   Effect of subsidiaries
taxed at non U.S.
statutory rate                          (30)            ---              30                6                   4
   Other, net                          (495)            (10)            345              203                 126
                                    -------         --------        -------        ----------           --------
                                    $ 8,100         $  (500)        $ 7,200        $  (1,850)           $ 11,311
                                    =======         ========        =======        ==========           ========

         The tax effect of temporary differences, which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 2003 and 2004 are as follows (in thousands):

                                                              December 31,        December 31,
                                                                  2003               2004
                                                              ------------        ------------
Deferred tax assets:
   Accounts receivable                                          $  3,076           $  3,272
   Inventories                                                       789              1,554
   Insurance reserves                                              1,212              2,723
   Warranty reserves                                               2,884              4,193
   Pension accrual                                                    --              4,530
   Other assets, net                                               7,039              2,084
   Capital loss carry-forward / net loss carry-forward             2,950             16,281
   Valuation allowances                                           (2,950)            (1,635)
                                                                ---------          ---------
Total deferred tax assets
                                                                  15,000             33,002
Deferred tax liabilities:
   Property and equipment, net                                   (21,797)           (33,402)
   Intangible assets, net                                        (10,134)           (52,202)
   Unrealized foreign currency gain                                   --               (751)
   Other liabilities, net
                                                                      --               (647)
                                                                ---------          ---------
Total deferred tax liabilities                                   (31,931)           (87,002)
                                                                ---------          ---------
Net deferred tax liability                                      $(16,931)          $(54,000)
                                                                =========          =========

         The Company has established valuation allowances related to certain capital loss carry-forwards. At December 31, 2004, Ply Gem has approximately $4.0 million of capital loss carry-forwards, which can be utilized to offset capital gains, if any, in future periods, which expire between 2005 and 2007. In addition, the company has approximately $36.6 million of net operating loss carry-forwards which can be utilized to offset future taxable income. These loss carry-forwards will expire between the years 2017 and 2022 if not utilized.

         The Company has not provided United States income taxes of approximately $2.8 million or foreign withholding taxes on un-remitted foreign earnings in Canada. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the company continues to consider these amounts to be permanently invested. As of December 31, 2004, accumulated foreign earnings in Canada were approximately $7.3 million.


12.  STOCK COMPENSATION

         The board of directors of Ply Gem Investment Holdings, Inc. administers the 2004 Stock Option Plan (the "Plan") and selects eligible executives, directors and employees to receive options. The board of directors also will determine the number and type of shares of stock covered by options granted under the Plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the Plan. In 2004, the board adopted the Plan providing for grants of up to 184,065 shares of Ply Gem Investment Holdings, Inc.'s common stock under nonqualified stock options. Because the Plan did not exist prior to 2004, no comparable information is available or presented for 2003.

         A summary of the Company's stock option activity and related information for the year ended December 31, 2004 is provided below:


                                         WEIGHTED-AVERAGE          NUMBER OF
                                          EXERCISE PRICE            SHARES
                                          --------------           ---------
Outstanding at January 23, 2004                   --                     --
     Granted                                  $10.00                140,494
     Exercised                                    --                     --
     Canceled                                     --                     --
                                                                    -------
Outstanding at December 31,2004               $10.00                140,494
                                                                    =======


                                                        December 31, 2004
                                                     ----------------------
Weighted-average fair value of options
  granted during the year                                    $1.76

                            STOCK OPTIONS AS OF DECEMBER 31, 2004

                                                                Remaining
            Exercise                       Options             Contractual            Options
              Price                      Outstanding          Life (Years)          Exercisable
----------------------------------    ------------------    ------------------    -----------------
             $10.00                         81,494              9.15                    --
             $10.00                         59,000              9.70                    --
                                         ---------
        As of December 31, 2004            140,494              9.38                    --
                                         =========

         The weighted-average remaining contract life for options outstanding at December 31, 2004 is 9.38 years.

         Pro forma information regarding net income and earnings per share is required by SFAS No. 123. SFAS No. 123 requires the pro forma information be determined as if the Company has accounted for its stock options under the fair value method of that statement. As described below, the fair value accounting provided under SFAS No.123 requires the use of option valuation models that were not developed for use in valuing stock options. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004: a weighted-average risk-free interest rate of 3.19%; volatility of 10%; dividend yield of 0.0%; and a weighted-average expected life of the option of 4.38 years in 2004.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

         Upon completion of the Ply Gem Acquisition, certain members of management were granted awards under the Ply Gem Investment Holdings Phantom Stock Plan. This Plan is generally designed to provide non-qualified deferred compensation to participants. Each participant's interest in the plan is recorded in a bookkeeping account and these accounts are deemed invested in Ply Gem Investment Holdings' stock. No stock will initially be issued under the plan, but upon liquidation and payment of a participant's account under the plan, the value of the account generally may be paid to the participant either in shares of Ply Gem Investment Holdings' stock having a market value equal to the account balance or in cash, at the discretion of Ply Gem Investment Holdings. Vesting in awards occurs ratably over a five year period. The Company's phantom stock plan was modified to accelerate the vesting term as defined in the related grants. This modification resulted in a new measurement date for existing grants under the plan. However, notwithstanding the new measurement date, no additional compensation expense is required to be recorded. At December 31, 2004, 236,393 shares were outstanding.


13.   SEGMENT INFORMATION

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

         The income (loss) from continuing operations before income taxes of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses. Unallocated income and expenses include items which are not directly attributed to or allocated to either of our reporting segments. Such items include interest, legal costs, corporate payroll, and unallocated finance and accounting expenses. Unallocated corporate assets include cash and certain receivables. Interest expense is presented net of investment income.

Following is a summary of the Company's segment information:

                               FOR THE PERIOD FROM
                      JANUARY 23, 2004 TO DECEMBER 31, 2004
                             (Amounts in thousands)

                                          Siding,
                                          Fencing,
                                        Railing and         Windows and
                                          Decking              Doors            Unallocated         Consolidated
                                        -----------         -----------         -----------         ------------
Net sales                              $  352,167          $  233,778          $       --           $  585,945
Interest expense (net)                         35               2,385              34,793               37,213
Depreciation and amortization              11,134               5,918                 693               17,745
Income (loss) before income
   taxes                                   41,439              26,032             (38,478)              28,993
Income tax expense (benefit)                   --                  --              11,311               11,311

Capital expenditures                        4,174               2,437                 162                6,773
Total assets                              523,110             555,520              25,669            1,104,299

                                                                  FOR THE PERIOD FROM
                                                          JANUARY 1, 2004 TO FEBRUARY 11, 2004
                                                                 (Amounts in thousands)

                                         Siding,
                                         Fencing,
                                       Railing and         Windows and
                                         Decking              Doors            Unallocated           Combined
                                       -----------         -----------         -----------           --------
Net sales                              $  29,546           $  11,066           $      --           $  40,612
Interest expense (net)                     3,610                   6                  39               3,655
Depreciation and amortization              1,301                 275                (203)              1,373
Loss before income
   taxes                                  (3,010)             (1,537)               (653)             (5,200)
Income tax benefit                            --                  --              (1,850)             (1,850)

Capital expenditures                         616                 102                  --                 718
Total assets                             487,676              51,881             (45,943)            493,614

                                                                  FOR THE PERIOD FROM
                                                         JANUARY 10, 2003 TO DECEMBER 31, 2003

                                                                 (Amounts in thousands)
                                        Siding,
                                        Fencing,
                                      Railing and       Windows and
                                         Decking            Doors          Unallocated        Combined
                                      -----------       -----------        -----------        --------
Net sales                              $363,051          $159,514          $     --           $522,565
Interest expense (net)                   32,557                73               291             32,921
Depreciation and amortization            11,777             2,712               213             14,702
Income (loss) before income
   taxes                                  7,517            12,509            (1,826)            18,200
Income tax expense (benefit)                 --                --             7,200              7,200

Capital expenditures                      6,871               816                --              7,687
Total assets                            482,270            64,088           (42,990)           503,368

                               FOR THE PERIOD FROM
                       JANUARY 1, 2003 TO JANUARY 9, 2003
                             (Amounts in thousands)

                                         Siding,
                                         Fencing,
                                       Railing and         Windows and
                                         Decking              Doors           Unallocated          Combined
                                       -----------         -----------        -----------         ----------
Net sales                              $   6,760           $   2,064           $      --           $   8,824
Interest expense (net)                       805                   1                 168                 974
Depreciation and amortization                235                  74                  18                 327
Loss before income taxes                    (699)               (378)               (323)             (1,400)
Income tax benefit                            --                  --                (500)               (500)

Capital expenditures                         320                  29                  --                 349
Total assets                             490,276              64,011              20,712             574,999


                               FOR THE YEAR ENDING
                                DECEMBER 31, 2002
                             (Amounts in thousands)

                                        Siding,
                                        Fencing,
                                      Railing and       Windows and
                                        Decking            Doors          Unallocated         Combined
                                      -----------       -----------       -----------         --------
Net sales                              $352,653          $156,300          $     --           $508,953
Interest expense (net)                   34,583             1,005            (2,080)            33,508
Depreciation and amortization            11,088             2,771               212             14,071
Income before income taxes               19,177             9,630            (4,907)            23,900
Income tax expense (benefit)                 --                --             8,100              8,100

Capital expenditures                      7,508             1,889                --              9,397
Total assets                            490,056            63,410            20,888            574,354

         Our Canadian subsidiary represents a majority of our sales to foreign customers. Other subsidiaries' sales outside the United States are less than 1% of our total sales.

14.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following is a summary of the quarterly results of operations.

                                                      FISCAL YEAR ENDED DECEMBER 31, 2004
                                  -----------------------------------------------------------------------------
                                      Period         Period         Quarter         Quarter         Quarter
                                      Ending         Ending         Ending          Ending          Ending
                                     Feb 11,        April 2,        July 3,       October 2,     December 31,
                                       2004            2004           2004           2004            2004
                                                                                  (Restated)
  Net sales                          $ 40,612       $ 72,750      $ 153,025        $ 178,732      $ 181,438
  Gross Profit                          7,001         14,881         39,679           45,961         36,691
  Net Income (Loss)                    (3,350)            59          9,142            9,571        (1,090)

                                                      FISCAL YEAR ENDED DECEMBER 31, 2003
                                  -----------------------------------------------------------------------------
                                      Period         Period         Quarter         Quarter         Quarter
                                      Ending         Ending         Ending          Ending          Ending
                                      Jan 9,        April 5,        July 5,       October 4,     December 31,
                                       2003           2003           2003            2003            2003
  Net sales                           $ 8,824       $ 99,124      $ 154,474        $ 156,549      $ 112,418
  Gross Profit                          1,173         19,025         40,810           42,053         27,003
  Net Income (Loss)                      (900)        (5,700)         8,400            2,200          6,100

         The following presents the restatement of the Company's third quarter 2004 Balance Sheet as a result of the correction of the error in our lease accounting (Note 9).

                                                              PREVIOUSLY REPORTED           RESTATED
                                                              -------------------           --------
                                                                       (AMOUNTS IN THOUSANDS)

            Land                                            $        2,578        $           7,761
            Buildings                                       $       18,912        $          50,175
            Total Property and equipment                    $      125,644        $         162,090
             Less accumulated depreciation                  $     (10,992)        $        (11,552)
            Property and equipment, net                     $      114,652        $         150,538
            Total assets                                    $    1,058,125        $       1,094,011

            Current maturities of long-term debt            $        2,350        $           5,946
             Total current liabilities                      $      101,750        $         105,346
             Long-term debt, less current maturities        $      699,587        $         731,908
            Total liabilities and stockholder's equity      $    1,058,125        $       1,094,011

15.  GUARANTOR/NON-GUARANTOR

         In connection with the financing of the Ply Gem Acquisition, Ply Gem Industries sold $225 million of its 9% Senior Subordinated Notes due 2012 (the "Notes"). As a result of the MW Acquisition, an additional $135 million of Notes were issued. The Notes are secured by full and unconditional guarantees on a joint and several basis from certain of the Company's 100% owned subsidiaries. Accordingly, the following guarantor and non-guarantor information is presented as of December 31, 2004 and for the period from January 1, 2004 to February 11, 2004, the period from January 23, 2004 to December 31, 2004, the period from January 1, 2003 to January 9, 2003 , the period from January 10, 2003 to December 31, 2003, and for the year ended December 31, 2002. The non-guarantor information presented represents our Canadian subsidiary.

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED COMBINED STATEMENT OF OPERATIONS
            FOR THE PERIOD FROM JANUARY 1, 2004 TO FEBRUARY 11, 2004

                                                                                      Non-
                                                 Ply Gem           Guarantor       Guarantor
                                             Industries, Inc.    Subsidiaries      Subsidiary      Eliminations      Combined
                                             ----------------    ------------      ----------      ------------      --------
                                                                           (Amounts in thousands)

Net Sales ...........................          $     --           $ 37,187         $  3,425         $     --         $ 40,612
Cost and Expenses:
Cost of products sold ...............                --             30,991            2,620               --           33,611
Selling, general and
   administrative expense ...........               561              6,552            1,232               --            8,345
Intercompany administrative
   charges ..........................            (3,166)             3,166               --               --               --
Amortization of intangible assets                    --                201               --               --              201
                                               --------           --------         --------         --------         --------
                                                 (2,605)            40,910            3,852               --           42,157
                                               --------           --------         --------         --------         --------
Operating earnings (loss) ...........             2,605             (3,723)            (427)              --           (1,545)
Interest expense ....................               (39)            (3,645)              --               --           (3,684)
Investment income                                    --                 18               11               --               29
                                               --------           --------         --------         --------         --------
Income (loss) before equity in
   subsidiaries' loss ...............             2,566             (7,350)            (416)              --           (5,200)
Equity in subsidiaries' loss
   before taxes .....................            (5,667)                --               --            5,667               --
                                               --------           --------         --------         --------         --------
Loss before benefit for income
   taxes ............................            (3,101)            (7,350)            (416)           5,667           (5,200)
Benefit for income taxes                             --             (1,683)            (167)              --           (1,850)
                                               --------           --------         --------         --------         --------
Net loss ............................          $ (3,101)          $ (5,667)        $   (249)        $  5,667         $ (3,350)
                                               ========           ========         ========         ========         ========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
            FOR THE PERIOD FROM JANUARY 23, 2004 TO DECEMBER 31, 2004

                                       Guarantor                                            Non-
                                        Ply Gem          Ply Gem          Guarantor      Guarantor
                                    Holdings, Inc.   Industries, Inc.   Subsidiaries     Subsidiary    Eliminations   Consolidated
                                    --------------   ----------------   ------------     ----------    ------------   ------------
                                                                        (Amounts in thousands)

Net Sales ....................       $      --         $      --        $ 539,357        $  46,588      $      --       $ 585,945
Cost and Expenses:
Cost of products sold ........              --                --          417,994           30,739             --         448,733
Selling, general and
   administrative expense ....              --             2,283           57,598            7,687             --          67,568
Intercompany administrative
   charges ...................              --           (22,049)          22,049               --             --              --
Amortization of intangible
assets .......................              --               129            5,782               --             --           5,911
                                     ---------         ---------        ---------        ---------      ---------       ---------
                                            --           (19,637)         503,423           38,426             --         522,212
                                     ---------         ---------        ---------        ---------      ---------       ---------
Operating earnings ...........              --            19,637           35,934            8,162             --          63,733
Foreign currency gain ........              --                --               --            2,473             --           2,473
Interest expense .............              --           (33,912)          (1,143)          (2,318)            --         (37,373)
Investment income                           --                87               61               12             --             160
                                     ---------         ---------        ---------        ---------      ---------       ---------
Income before equity in
   subsidiaries' income (loss)              --           (14,188)          34,852            8,329             --          28,993
Equity in subsidiaries' income
   (loss) before income taxes           17,682            31,870               --               --        (49,552)             --
                                     ---------         ---------        ---------        ---------      ---------       ---------
Income before provision
   for income taxes ..........          17,682            17,682           34,852            8,329        (49,552)         28,993
Provision for income taxes                  --                --            7,960            3,351             --          11,311
                                     ---------         ---------        ---------        ---------      ---------       ---------
Net income ...................       $  17,682         $  17,682        $  26,892        $   4,978      $ (49,552)      $  17,682
                                     =========         =========        =========        =========      =========       =========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED COMBINED STATEMENT OF OPERATIONS
             FOR THE PERIOD FROM JANUARY 1, 2003 TO JANUARY 9, 2003


                                                                                     Non-
                                               Ply Gem           Guarantor        Guarantor
                                            Industries, Inc.    Subsidiaries      Subsidiary        Eliminations        Combined
                                            ----------------    ------------      ----------        ------------        --------
                                                                        (Amounts in thousands)

Net Sales ................................       $    --           $ 8,263           $   561           $    --           $ 8,824
Cost and Expenses:
Cost of products sold ....................            --             7,184               467                --             7,651
Selling, general and
   administrative expense ................            68             1,396                65                --             1,529
Intercompany administrative
   charges ...............................          (480)              449                31                --                --
Amortization of intangible assets                     --                70                --                --                70
                                                 -------           -------           -------           -------           -------
                                                    (412)            9,099               563                --             9,250
                                                 -------           -------           -------           -------           -------
Operating earnings (loss) ................           412              (836)               (2)               --              (426)
Interest expense .........................           (12)             (963)               (1)               --              (976)
Investment income                                     --                (1)                3                --                 2
                                                 -------           -------           -------           -------           -------
Income (loss) before equity in
   subsidiaries' losses ..................           400            (1,800)               --                --            (1,400)
Equity in subsidiaries' losses
   before taxes ..........................        (1,800)               --                --             1,800                --
Loss before benefit for income
   taxes .................................        (1,400)           (1,800)               --             1,800            (1,400)
Benefit for income taxes                            (500)             (600)               --               600              (500)
                                                 -------           -------           -------           -------           -------
Net loss .................................       $  (900)          $(1,200)          $    --           $ 1,200           $  (900)
                                                 =======           =======           =======           =======           =======

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED COMBINED STATEMENT OF OPERATIONS
            FOR THE PERIOD FROM JANUARY 10, 2003 TO DECEMBER 31, 2003


                                                                                    Non-
                                               Ply Gem           Guarantor        Guarantor
                                            Industries, Inc.   Subsidiaries      Subsidiary      Eliminations         Combined
                                            ----------------   ------------      ----------      ------------         --------
                                                                      (Amounts in thousands)

Net Sales ............................        $      --         $ 474,015         $  48,550        $      --         $ 522,565
Cost and Expenses:
Cost of products sold ................               --           360,913            32,761               --           393,674
Selling, general and
   administrative expense ............            2,666            63,688             7,579               --            73,933
Intercompany administrative
   charges ...........................           (7,813)            7,744                69               --                --
Amortization of intangible assets                    --             3,837                --               --             3,837
                                              ---------         ---------         ---------        ---------         ---------
                                                 (5,147)          436,182            40,409               --           471,444
                                              ---------         ---------         ---------        ---------         ---------
Operating earnings ...................            5,147            37,833             8,141               --            51,121
Interest expense .....................             (465)          (32,653)                1               --           (33,117)
Investment income                                    18               120                58               --               196
                                              ---------         ---------         ---------        ---------         ---------
Income before equity in
   subsidiaries' earnings ............            4,700             5,300             8,200               --            18,200
Equity in subsidiaries' earnings
   before taxes ......................            5,300                --                --           (5,300)               --
Income before provision for
    income taxes .....................           10,000             5,300             8,200           (5,300)           18,200
Provision for income taxes ...........            4,300             2,200             2,900           (2,200)            7,200
                                              ---------         ---------         ---------        ---------         ---------
Net income ...........................        $   5,700         $   3,100         $   5,300        $  (3,100)        $  11,000
                                              =========         =========         =========        =========         =========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED COMBINED STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                       Non-
                                                 Ply Gem           Guarantor        Guarantor
                                             Industries, Inc.     Subsidiaries      Subsidiary        Eliminations      Combined
                                             ----------------     ------------      ----------        ------------      --------
                                                                         (Amounts in thousands)

Net Sales ..............................           $      --         $ 468,961         $  39,992        $      --       $ 508,953
Cost and Expenses:
Cost of products sold ..................                  --           341,105            27,697               --         368,802
Selling, general and
   administrative expense ..............               3,019            70,274             6,332               --          79,625
Intercompany administrative
   charges .............................              (5,041)            4,967                74               --              --
Amortization of intangible assets                         --             3,118                --               --           3,118
                                                   ---------         ---------         ---------        ---------       ---------
                                                      (2,022)          419,464            34,103               --         451,545
                                                   ---------         ---------         ---------        ---------       ---------
Operating earnings .....................               2,022            49,497             5,889               --          57,408
Interest expense .......................                 601           (35,543)              (89)              --         (35,031)
Investment expense                                     1,377               146                --               --           1,523
                                                   ---------         ---------         ---------        ---------       ---------
Income from continuing
   operations before equity
   in subsidiaries' earnings ...........               4,000            14,100             5,800               --          23,900
Equity in subsidiaries' income
   before taxes ........................              14,100                --                --          (14,100)             --
                                                   ---------         ---------         ---------        ---------       ---------
Income before provision for
   income taxes ........................              18,100            14,100             5,800          (14,100)         23,900
Provision for income taxes .............               6,100             5,200             2,000           (5,200)          8,100
                                                   ---------         ---------         ---------        ---------       ---------
Income from continuing
   operations ..........................              12,000             8,900             3,800           (8,900)         15,800
Income from discontinued
   operations ..........................               3,400                --                --               --           3,400
                                                   ---------         ---------         ---------        ---------       ---------
Net income .............................           $  15,400         $   8,900         $   3,800        $  (8,900)      $  19,200
                                                   =========         =========         =========        =========       =========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004

                                         Guarantor                                            Non-
                                          Ply Gem          Ply Gem          Guarantor      Guarantor
                                      Holdings, Inc.   Industries, Inc.   Subsidiaries     Subsidiary   Eliminations   Consolidated
                                      --------------   ----------------   ------------     ----------   ------------   ------------
                                                                        (Amounts in thousands)

ASSETS
CURRENT ASSETS:

Unrestricted cash and cash
equivalents ........................    $        --     $     1,923     $     3,483     $     1,388    $        --     $     6,794
Accounts receivable, net ...........             --              --          59,855           5,362             --          65,217
Inventories:
   Raw materials ...................             --              --          27,555           2,950             --          30,505
   Work in process .................             --              --           3,389             871             --           4,260
   Finished goods                                --              --          25,186           1,545             --          26,731
                                        -----------     -----------     -----------     -----------    -----------     -----------
   Total inventory                               --              --           56,130          5,366             --          61,496
Prepaid expenses and other
   current assets ..................             --           1,004           8,169             623             --           9,796
Deferred income taxes                            --              --          18,356              --             --          18,356
                                        -----------     -----------     -----------     -----------    -----------     -----------
      Total current assets                       --           2,927         145,993          12,739             --         161,659
                                        -----------     -----------     -----------     -----------    -----------     -----------
Investments in subsidiaries ........        195,407         810,462              --              --     (1,005,869)             --

PROPERTY AND EQUIPMENT, AT
COST:
Land ...............................             --              --           4,908           2,349             --           7,257
Buildings and improvements .........             --              --          42,648           3,843             --          46,491
Machinery and equipment                          --             158         102,738           2,266             --         105,162
                                        -----------     -----------     -----------     -----------    -----------     -----------
                                                 --             158         150,294           8,458             --         158,910
Less accumulated depreciation                    --             (15)        (11,372)           (487)            --         (11,874)
                                        -----------     -----------     -----------     -----------    -----------     -----------
Total property and equipment,
net ................................             --             143         138,922           7,971             --         147,036
                                        -----------     -----------     -----------     -----------    -----------     -----------

OTHER ASSETS:
Goodwill ...........................             --              --         541,730          43,420             --         585,150
Intangible assets, net .............             --              --         162,657              --             --         162,657
Intercompany note receivable .......             --           9,346              --              --         (9,346)             --
Other                                            --          47,669             128              --             --          47,797
                                        -----------     -----------     -----------     -----------    -----------     -----------
   Total other assets                            --          57,015         704,515          43,420         (9,346)        795,604
                                        -----------     -----------     -----------     -----------    -----------     -----------
                                        $   195,407     $   870,547     $   989,430     $    64,130    $(1,015,215)    $ 1,104,299
                                        ===========     ===========     ===========     ===========    ===========     ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of
long-term debt .....................    $        --     $     1,700     $       834     $       250    $        --     $     2,784
Accounts payable ...................             --              --          32,885           1,715             --          34,600
Accrued expenses and taxes                       --          17,125          40,232           4,587             --          61,944
                                        -----------     -----------     -----------     -----------    -----------     -----------
    Total current liabilities ......             --          18,825          73,951           6,552             --          99,328
                                        -----------     -----------     -----------     -----------    -----------     -----------
Deferred income taxes ..............             --              --          71,463             893             --          72,356
Intercompany note payable ..........             --              --              --           9,346         (9,346)             --
Other long term liabilities ........             --          17,969          13,531             901             --          32,401
Long-term debt, less current
   maturities ......................             --         638,346          36,515          29,946             --         704,807

STOCKHOLDER'S EQUITY:
Preferred stock ....................             --              --              --              --             --              --
Common stock .......................             --              --              --              --             --              --
Additional paid-in-capital .........        175,427         175,427         767,338           9,205       (951,970)        175,427
Retained earnings ..................         17,682          17,682          26,892           4,729        (49,303)         17,682
Accumulated other
   comprehensive income (loss) .....          2,298           2,298            (260)          2,558         (4,596)          2,298
                                        -----------     -----------     -----------     -----------    -----------     -----------
                                        $   195,407     $   870,547     $   989,430     $    64,130     (1,015,215)    $ 1,104,299
                                        ===========     ===========     ===========     ===========    ===========     ===========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                        CONDENSED COMBINED BALANCE SHEET
                             AS OF DECEMBER 31, 2003

                                                                                           Non-
                                                      Ply Gem          Guarantor        Guarantor
                                                  Industries, Inc.    Subsidiaries      Subsidiary      Eliminations      Combined
                                                  ----------------    ------------      ----------      ------------      --------
                                                                               (Amounts in thousands)
ASSETS
CURRENT ASSETS:
Unrestricted cash and cash
   equivalents ................................       $   3,851        $   2,255        $   2,411        $      --        $   8,517
Restricted cash ...............................              --            1,538               --               --            1,538
Accounts receivable, net ......................              --           39,555            5,681               --           45,236
Inventories:
   Raw materials ..............................              --           16,865            2,210               --           19,075
   Work in process ............................              --            2,878              770               --            3,648
   Finished goods .............................              --           20,012            1,401               --           21,413
                                                      ---------        ---------        ---------        ---------        ---------
   Total inventory ............................              --           39,755            4,381               --           44,136
                                                      ---------        ---------        ---------        ---------        ---------
Prepaid expenses and other
   current assets .............................             138            4,946              196               --            5,280
Deferred income taxes .........................           1,878            6,514               --               --            8,392
                                                      ---------        ---------        ---------        ---------        ---------
      Total current assets ....................           5,867           94,563           12,669               --          113,099
                                                      ---------        ---------        ---------        ---------        ---------
Investments in subsidiaries ...................              --               --               --               --               --

PROPERTY AND EQUIPMENT, AT COST:
Land ..........................................             345            4,648            2,402               --            7,395
Buildings and improvements ....................           5,650           27,644            3,906               --           37,200
Machinery and equipment                                      --           85,896            2,849               --           88,745
                                                      ---------        ---------        ---------        ---------        ---------
                                                          5,995          118,188            9,157               --          133,340
Less accumulated depreciation                              (225)          (9,884)            (415)              --          (10,524)
                                                      ---------        ---------        ---------        ---------        ---------
  Total property and equipment, net ...........           5,770          108,304            8,742               --          122,816

OTHER ASSETS:
Goodwill ......................................              --          214,819            5,158               --          219,977
Intangible assets, net ........................              --           44,363               --               --           44,363
Intercompany note receivable ..................         (34,095)              --               --           34,095               --
Other                                                     2,515              598               --               --            3,113
                                                      ---------        ---------        ---------        ---------        ---------
   Total other assets .........................         (31,580)         259,780            5,158           34,095          267,453
                                                      ---------        ---------        ---------        ---------        ---------
                                                      $ (19,943)       $ 462,647        $  26,569        $  34,095        $ 503,368
                                                      =========        =========        =========        =========        =========

LIABILITIES AND PARENT COMPANY DEFICIT
CURRENT LIABILITIES:
Current maturities of long-term
   debt .......................................       $     425        $     711        $      --        $      --        $   1,136
Accounts payable ..............................             123           17,271            1,482               --           18,876
Accrued expenses and taxes                                7,925           22,743            1,784               --           32,452
                                                      ---------        ---------        ---------        ---------        ---------
    Total current liabilities                             8,473           40,725            3,266               --           52,464
Deferred income taxes .........................          (5,348)          30,164              507               --           25,323
Other long term liabilities ...................          23,361            5,904              854               --           30,119
Long-term debt, less current
   maturities .................................           3,212          419,949               --               --          423,161
Parent Company Deficit ........................         (49,641)         (34,095)          21,942           34,095          (27,699)
                                                      ---------        ---------        ---------        ---------        ---------
                                                      $ (19,943)       $ 462,647        $  26,569        $  34,095        $ 503,368
                                                      =========        =========        =========        =========        =========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                        COMBINING STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 2002

                                                                                           Non-
                                                      Ply Gem          Guarantor        Guarantor
                                                  Industries, Inc.    Subsidiaries      Subsidiary      Eliminations     Combined
                                                  ----------------    ------------      ----------      ------------     --------
                                                                               (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings from continuing
   operations .................................       $  12,000        $   8,900        $   3,800        $  (8,900)      $  15,800
Income from discontinued
   operations .................................           3,400               --               --               --           3,400
Net income ....................................          15,400            8,900            3,800           (8,900)         19,200
ADJUSTMENTS TO RECONCILE NET LOSS TO
CASH PROVIDED OPERATING ACTIVITIES:
Depreciation and amortization
   expense ....................................             217           13,214              640               --          14,071
Non-cash interest expense, net ................            (795)              --               --               --            (795)
Gain on sale of discontinued
    operations ................................          (2,400)              --               --               --          (2,400)
Deferred income taxes .........................             800            2,600               --               --           3,400
Deferred tax provision from
    discontinued operations ...................          (1,600)              --               --               --          (1,600)

CHANGES IN OPERATING ASSETS ...................
    AND LIABILITIES:
                                                          1,052            3,955             (997)              --           4,010
Inventories                                                  --           (3,316)              57               --          (3,259)
Prepaid expenses and other
   current assets .............................          (2,696)           4,275              (24)              --           1,555
Net assets of discontinued
   operations .................................          (1,995)              --               --               --          (1,995)
Accounts payable ..............................              79           (2,687)            (256)              --          (2,864)
Accrued expenses and taxes ....................           6,361          (11,309)             590               --          (4,358)
Other .........................................          (2,663)           2,148             (303)              --            (818)
                                                      ---------        ---------        ---------        ---------       ---------

     NET CASH PROVIDED BY OPERATING
ACTIVITIES ....................................          11,760           17,780            3,507           (8,900)         24,147
CASH FLOWS PROVIDED BY
INVESTING ACTIVITIES:
Capital expenditures
                                                             --           (8,821)            (576)              --          (9,397)
Change in restricted cash .....................              --              (21)              --               --             (21)
Net cash received from businesses
    sold or discontinued ......................          29,516               --               --               --          29,516
Purchase of investments and
   marketable securities ......................         (95,143)              --               --               --         (95,143)
Proceeds from sale of investments
   and marketable securities ..................         142,509               --               --               --         142,509
Other, net ....................................              --             (412)              24               --            (388)
                                                      ---------        ---------        ---------        ---------       ---------

     NET CASH PROVIDED BY
INVESTING ACTIVITIES ..........................          76,882           (9,254)            (552)              --          67,076

CASH FLOWS USED IN
FINANCING ACTIVITIES:
Payments on long-term debt ....................            (372)         (11,591)              --               --         (11,963)
Net transfers to former parent ................        (133,921)          (2,081)          (5,928)           8,900        (133,030)
                                                      ---------        ---------        ---------        ---------       ---------

    NET CASH USED IN FINANCING
ACTIVITIES ....................................        (134,293)         (13,672)          (5,928)           8,900        (144,993)
Net decrease in cash and cash
equivalents ...................................         (45,651)          (5,146)          (2,973)              --         (53,770)
Cash and cash equivalents at the
    beginning of the period ...................          48,354            6,513            5,796               --          60,663
                                                      ---------        ---------        ---------        ---------       ---------
Cash and cash equivalents at the end
of the period .................................       $   2,703        $   1,367        $   2,823        $      --       $   6,893
                                                      =========        =========        =========        =========       =========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                        COMBINING STATEMENT OF CASH FLOWS
             FOR THE PERIOD FROM JANUARY 1, 2003 TO JANUARY 9, 2003

                                                                                         Non-
                                                    Ply Gem          Guarantor        Guarantor
                                                Industries, Inc.    Subsidiaries      Subsidiary      Eliminations     Combined
                                                ----------------    ------------      ----------      ------------     --------
                                                                             (Amounts in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss ....................................         $  (900)         $(1,200)         $    --          $ 1,200       $  (900)
ADJUSTMENTS TO RECONCILE NET LOSS
TO CASH PROVIDED BY  OPERATING
ACTIVITIES:
Depreciation and amortization ...............
   expense ..................................               6              303               18               --           327
Non-cash interest expense, net ..............              --                6               --               --             6
Deferred income taxes .......................              --              400               --               --           400
CHANGES IN OPERATING
   ASSETS AND LIABILITIES:
Accounts receivable, net ....................              --           (1,771)             223               --        (1,548)
Inventories .................................              --              967               45               --         1,012
Prepaid expenses and other
   current assets ...........................             228              (42)               4               --           190
Accounts payable ............................            (106)
                                                                         1,456              386               --         1,736
Accrued expenses and taxes ..................          (1,335)           2,274             (321)              --           618
Other .......................................              16               (4)              --               --            12
                                                      -------          -------          -------          -------       -------
     NET CASH PROVIDED BY OPERATING
ACTIVITIES ..................................          (2,091)           2,389              355            1,200         1,853
CASH FLOWS USED IN INVESTING
ACTIVITIES:
Capital expenditures ........................              --             (349)              --               --          (349)
Change in restricted cash ...................              --                1               --               --             1
Other .......................................              --               36               --               --            36
                                                      -------          -------          -------          -------       -------
     NET CASH USED IN INVESTING
ACTIVITIES ..................................              --             (312)              --               --          (312)
CASH FLOWS USED IN FINANCING
ACTIVITIES:
Payments on long-term debt ..................             (17)             (28)              --               --           (45)
Net transfers to Nortek, Inc. ...............            (725)          (2,639)             (97)          (1,200)       (4,661)
                                                      -------          -------          -------          -------       -------
    NET CASH USED IN FINANCING
ACTIVITIES ..................................            (742)          (2,667)             (97)          (1,200)       (4,706)
Net increase (decrease) in cash and
cash equivalents ............................          (2,833)            (590)             258               --        (3,165)
Cash and cash equivalents at the
    beginning of the period .................           2,703            1,367            2,823               --         6,893
                                                      -------          -------          -------          -------       -------
Cash and cash equivalents at the
end of the period ...........................         $  (130)         $   777          $ 3,081          $    --       $ 3,728
                                                      =======          =======          =======          =======       =======

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                        COMBINING STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM JANUARY 10, 2003 TO DECEMBER 31, 2003

                                                                                         Non-
                                                    Ply Gem          Guarantor        Guarantor
                                                Industries, Inc.    Subsidiaries      Subsidiary      Eliminations      Combined
                                                ----------------    ------------      ----------      ------------      --------
                                                                           (Amounts in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income ..................................        $  5,700         $  3,100         $  5,300         $ (3,100)       $ 11,000
ADJUSTMENTS TO RECONCILE NET INCOME
TO CASH PROVIDED BY  OPERATING
ACTIVITIES:
Depreciation and amortization
   expense ..................................             225           14,077              400               --          14,702
Amortization of purchase price
    allocated to inventory ..................              --            1,140              247               --           1,387
Non-cash interest expense, net ..............             229               --               --               --             229
Deferred income taxes .......................           1,000              500               --               --           1,500

CHANGES IN OPERATING
   ASSETS AND LIABILITIES:
Accounts receivable, net ....................              --            3,394             (261)              --           3,133
Inventories .................................              --           (1,164)            (328)              --          (1,492)
Prepaid expenses and other
   current assets ...........................           2,329              512              (15)              --           2,826
Accounts payable ............................              (8)             252             (780)              --            (536)
Accrued expenses and taxes ..................          (3,094)          (2,357)             195               --          (5,256)
Other .......................................          (3,155)            (189)              56               --          (3,288)
                                                     --------         --------         --------         --------        --------

     NET CASH PROVIDED BY OPERATING
ACTIVITIES: .................................           3,226           19,265            4,814           (3,100)         24,205
CASH FLOWS USED IN INVESTING
ACTIVITIES:
Capital expenditures ........................              --           (7,401)            (286)              --          (7,687)
Change in restricted cash ...................              --               (7)              --               --              (7)
Other .......................................              --             (279)              --               --            (279)
                                                     --------         --------         --------         --------        --------
     NET CASH USED IN INVESTING
ACTIVITIES ..................................              --           (7,687)            (286)              --          (7,973)
CASH FLOWS USED IN FINANCING
ACTIVITIES:
Payments on long-term debt ..................            (394)          (1,026)              --               --          (1,420)
Net transfers to Nortek, Inc. ...............           1,149           (9,074)          (5,198)           3,100         (10,023)
                                                     --------         --------         --------         --------        --------
    NET CASH USED IN FINANCING
          ACTIVITIES ........................             755          (10,100)          (5,198)           3,100         (11,443)
Net increase (decrease) in cash and
cash equivalents ............................           3,981            1,478             (670)              --           4,789
Cash and cash equivalents at the
    beginning of the period .................            (130)             777            3,081               --           3,728
                                                     --------         --------         --------         --------        --------
Cash and cash equivalents at the
end of the period ...........................        $  3,851         $  2,255         $  2,411         $     --        $  8,517
                                                     ========         ========         ========         ========        ========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                        COMBINING STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM JANUARY 1, 2004 TO FEBRUARY 11, 2004

                                                                                            Non-
                                                       Ply Gem         Guarantor        Guarantor
                                                   Industries, Inc.   Subsidiaries      Subsidiary      Eliminations     Combined
                                                   ----------------   ------------      ----------      ------------     --------
                                                                              (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ........................................        $(3,101)        $(5,667)        $  (249)        $ 5,667         $(3,350)
ADJUSTMENTS TO RECONCILE NET LOSS TO
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
Depreciation and amortization
    expense .....................................             39           1,243              91              --           1,373
Non-cash interest expense, net ..................             --              26              --              --              26
Deferred income taxes ...........................         (5,630)          3,920              --              --          (1,710)
Equity in subsidiaries ..........................          5,667              --              --          (5,667)             --
CHANGES IN OPERATING
   ASSETS AND LIABILITIES:
Accounts receivable, net ........................             --             546           1,323              --           1,869
Inventories .....................................             --          (2,742)           (482)             --          (3,224)
Prepaid expenses and other
   current assets ...............................            (45)           (185)            (30)             --            (260)
Accounts payable ................................            (27)          8,194            (402)             --           7,765
Accrued expenses and taxes ......................           (820)          1,287          (1,806)             --          (1,339)
Other ...........................................             --             498              --              --             498
                                                         -------         -------         -------         -------         -------
     NET CASH  PROVIDED  BY (USED  IN)
OPERATING ACTIVITIES ............................         (3,917)          7,120          (1,555)             --           1,648
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES:
Capital expenditures ............................             --            (702)            (16)             --            (718)
Change in restricted cash .......................             --           1,118              --              --           1,118
Other ...........................................             --               1              (6)             --              (5)
                                                         -------         -------         -------         -------         -------
     NET CASH  PROVIDED  BY (USED  IN)
INVESTING ACTIVITIES ............................             --             417             (22)             --             395
CASH FLOWS USED IN FINANCING
ACTIVITIES:
Payments on long-term debt ......................            (35)            (54)             --              --             (89)
Net transfers to Nortek, Inc. ...................
                                                              --          (7,286)            (76)             --          (7,362)
                                                         -------         -------         -------         -------         -------
    NET CASH USED IN FINANCING
ACTIVITIES ......................................            (35)         (7,340)            (76)             --          (7,451)
Net decrease in cash and cash
equivalents .....................................         (3,952)            197          (1,653)             --          (5,408)
Cash and cash equivalents at the
    beginning of the period .....................          3,851           2,255           2,411              --           8,517
                                                         -------         -------         -------         -------         -------
Cash and cash  equivalents  at the end
of the period ...................................        $  (101)        $ 2,452         $   758         $    --         $ 3,109
                                                         =======         =======         =======         =======         =======

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM JANUARY 23, 2004 TO DECEMBER 31, 2004

                                                   Guarantor
                                                    Ply Gem      Ply Gem                         Non-
                                                   Holdings,   Industries,     Guarantor      Guarantor
                                                     Inc.         Inc.        Subsidiaries    Subsidiary   Eliminations   Combined
                                                   ---------   ----------     ------------    ----------   ------------   --------
                                                                                (Amounts in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income ...................................     $  17,682     $  17,682     $  26,892     $   4,978    $ (49,552)    $  17,682

ADJUSTMENTS TO RECONCILE NET
INCOME TO CASH PROVIDED BY (USED
IN) OPERATING ACTIVITIES: Depreciation and
    amortization expense .....................           --           118        17,162           465            --        17,745
Non-cash write off of inventory ..............           --            --         2,416            --            --         2,416
Non-cash interest expense, net ...............           --            --         3,469            --            --         3,469
Non-cash gain on currency
  transaction ................................           --            --            --        (2,473)           --        (2,473)
Deferred income taxes ........................           --            --         7,526           499            --         8,025
Equity in subsidiaries' net income ...........      (17,682)      (31,870)           --            --        49,552            --

CHANGES IN OPERATING
   ASSETS AND LIABILITIES:
Accounts receivable, net .....................           --            --         1,718          (658)           --         1,060
Inventories ..................................           --            --         1,364           (89)           --         1,275
Prepaid expenses and other
   current assets ............................           --         1,529        (2,894)         (162)           --        (1,527)
Accounts payable .............................           --           154        (6,946)          516            --        (6,276)
Accrued expenses and taxes ...................           --         4,628          (726)        3,416            --         7,318
Other ........................................           --            --         1,325          (612)           --           713
                                                   ---------     ---------     ---------     ---------    ----------    ---------

     NET CASH PROVIDED BY
OPERATING ACTIVITIES .........................           --        (7,759)       51,306         5,880            --        49,427
CASH FLOWS USED IN INVESTING
ACTIVITIES:
Capital expenditures .........................           --
                                                                       --        (6,477)         (296)           --        (6,773)
Payment for acquisitions, net of
   cash acquired .............................           --      (770,667)      (53,734)      (58,860)           --      (883,261)
                                                   ---------     ---------     ---------     ---------    ----------    ---------

     NET CASH USED IN INVESTING
        ACTIVITIES ...........................           --      (770,667)      (60,211)      (59,156)           --      (890,034)
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES:
Proceeds from long-term debt .................           --       641,338            --        30,000            --       671,338
Proceeds from financing obligation ...........           --            --        30,571         5,429            --        36,000
Proceeds from intercompany
   loans, net ................................           --        (9,346)           --         9,346            --            --
Proceeds from intercompany
   investment ................................           --       (15,000)           --        15,000            --            --
Payments on long-term debt ...................           --        (5,786)      (18,183)       (5,235)           --       (29,204)
Equity contribution ..........................           --       169,143            --            --            --       169,143
                                                   ---------     ---------     ---------     ---------    ----------    ---------

    NET CASH  PROVIDED BY
FINANCING ACTIVITIES .........................           --       780,349        12,388        54,540            --       847,277
                                                   ---------     ---------     ---------     ---------    ----------    ---------

Impact of exchange rate
   movement on cash ..........................           --            --            --           124            --           124
Net increase in cash and cash
equivalents ..................................           --         1,923         3,483         1,388            --         6,794
Cash and cash equivalents at the
    beginning of the period ..................           --            --            --            --            --            --
                                                   ---------     ---------     ---------     ---------    ----------    ---------

Cash and cash equivalents at the
end of the period ............................     $     --      $  1,923      $  3,483      $  1,388     $      --     $   6,794
                                                   =========     =========     =========     =========    ==========    =========

16.   SUBSEQUENT EVENTS

         In reference to Note 9, on March 29, 2005, Ply Gem Industries executed amended lease agreements that addressed the discrepancies contained within the original lease agreements, such that they now qualify for sale leaseback treatment and will be prospectively accounted for as operating leases. Accordingly, approximately $36.0 million of land and buildings and the related financing obligation will be removed from the Balance Sheet.

         As of March 23, 2005, the Company has borrowed $25.5 million on its revolver to fund seasonal working capital requirements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


ITEM 9A. CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer identified a material weakness in our internal control over financial reporting as discussed below related to our sale leaseback accounting. Other than the weakness identified in our sale leaseback accounting, our disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting management to the material information relating to the Company required to be included in our periodic SEC filings.

         In connection with the audit of the Company's financial statements for the fiscal year ended December 31, 2004, it was determined that we had a deficiency in internal control over financial reporting related to the application of lease accounting to a sale leaseback transaction as outlined in
Note 9 to the financial statements. The error in the application of lease accounting resulted in us restating our balance sheet for the third quarter ended October 2, 2004. We and our independent auditors have concluded that the error was a result of a material weakness in our internal control over financial reporting as it relates to the application of sale leaseback accounting. No other material weaknesses in internal control over financial reporting were identified.

         Our internal control process had included consultations with third-party advisors, as deemed necessary, relative to understanding and properly applying generally accepted accounting principles for the sale leaseback transaction, which for us is not a regularly recurring transaction. However, for the transaction in question, the third-party reviews did not report, and our other internal controls over the application of accounting policies did not detect, that the presence of certain forms of continuing involvement in the leased property by us which precluded the use of sale leaseback accounting. As a result, the property in question and the related financing liability should have continued to be recorded on the financial statements.

         We will remediate this weakness by increasing the knowledge of our employees responsible for reviewing and approving the accounting for leasing transactions, including the review of the conclusions reached by qualified third parties.

         There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

BANK WAIVER

         Ply Gem Industries executed certain sale/leaseback transactions in connection wit the MW Acquisition with respect to eight of our properties for approximately $36.0 million, and simultaneously entered into long-term leases for those properties with initial annual cash rent of approximately $3.5 million. The net proceeds were used to fund a portion of the purchase price of the MW Acquisition. As discussed in Note 9 of the notes to our consolidated and combined financial statements, due to certain default and exchange provisions in these leases, treatment of these transactions as sale/leasebacks was not achieved, resulting in violations to the senior credit facilities. We have requested and received a waiver from the lenders as it relates to the lease agreements in that these leases shall not constitute indebtedness under our credit agreement for the restriction on indebtedness covenant and any lien in connection with such leases shall not constitute liens for the purposes of the restriction on liens covenant through April 30, 2005 and only so long as these leases do not represent more than an aggregate of $36.0 million of financing obligations. We have worked with our leasing company and have amended these leases so that they receive accounting treatment as operating leases.

PROMOTIONS

         On January 1, 2005, Michael Haley was promoted to Chairman of MW Manufacturers Inc. and Senior Vice President of Sales and Marketing for Ply Gem Industries and was elected to Ply Gem Industries' Board of Directors.

         On January 1, 2005, Lynn Morstad was promoted to President of MW Manufacturers Inc.

                                  POSITIONS(S)

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The Board of Directors of Ply Gem Investment Holdings, Inc., Ply Gem Holdings, Inc., and Ply Gem Industries, Inc. are identical, with the exception of Michael Haley who is only a member of the Ply Gem Industries Board of Directors.

NAME                  AGE    POSITION
Frederick Iseman       52    Chairman of the Board and Director
Lee D. Meyer           56    President, Chief Executive Officer and Director
John Wayne             43    President, Siding and Accessories
Shawn Poe              43    Vice President and Chief Financial Officer
Mark Watson            42    President, Great Lakes Window, Inc.
Bryan Sveinson         46    President, CWD Windows & Doors, Inc.
David S. McCready      43    President, Fencing, Railing and Decking
Michael Haley          54    Chairman, MW Manufacturers
                             Senior Vice President of Sales and Marketing of Ply
                               Gem Industries, Inc.
Lynn Morstad           41    President, MW Manufacturers, Inc.
Robert A. Ferris       62    Director
Steven M. Lefkowitz    40    Director
John D. Roach          61    Director

Set forth below is a brief description of the business experience of each of the members of our board of directors and our executive officers.

FREDERICK ISEMAN - CHAIRMAN OF THE BOARD AND DIRECTOR

         Since the Ply Gem Acquisition, Frederick Iseman has served as our chairman of the Board of Directors. Mr. Iseman is currently Chairman and Managing Partner of Caxton-Iseman Capital, a private equity firm which was founded by Mr. Iseman in 1993. Prior to establishing Caxton-Iseman Capital, Mr. Iseman founded Hambro-Iseman Capital Partners, a merchant banking firm. From 1988 to 1990, Mr. Iseman was a member of the Hambro International Venture Fund. Mr. Iseman is Chairman of the Board of Anteon International Corporation, Chairman of the Board of Buffets Holdings, Inc. and Buffets, Inc. and a member of the Advisory Board of Duke Street Capital and the Advisory Board of STAR Capital Partners Limited.

LEE D. MEYER - PRESIDENT & CHIEF EXECUTIVE OFFICER

         Lee D. Meyer was appointed President and Chief Executive Officer of our company in January 2002. Since the Ply Gem Acquisition, Mr. Meyer has served as a director. Mr. Meyer previously had been the President of Variform, one of our siding and accessories subsidiaries. Mr. Meyer joined Variform in 1993 as the Vice President of Manufacturing, and held successive positions as Vice President of Operations, Senior Vice President and General Manager, before he became President of Variform in 1998. Prior to joining Variform, Mr. Meyer held positions at GE Plastics, Borg Warner Chemicals and the Chemicals Division of Quaker Oats. Mr. Meyer graduated from the University of Nebraska in 1971 with a BS in Chemical Engineering and an MBA in Finance and Economics in 1979. He also received his license as a Registered Professional Engineer in 1979. Mr. Meyer has been a member of the Vinyl Siding Institute, or the "VSI", since 1994 and is currently a member of the Board of Directors and is a member of the VSI Certification Oversight Committee, which oversees voluntary minimum standards for vinyl siding products. In June 2003, Mr. Meyer completed a tenure of approximately five years as Chairman of the Vinyl Siding Institute. Mr. Meyer is also a member of the Windows and Doors Manufacturers Association.

JOHN WAYNE - PRESIDENT, SIDING AND ACCESSORIES

         Mr. Wayne was appointed President of our siding and accessories subsidiaries in January 2002. Mr. Wayne joined our company in 1998, and prior to his appointment to President had been Vice President of Sales and Marketing for our Variform and Napco siding and accessories subsidiaries. Prior to joining us, Mr. Wayne worked for Armstrong World Industries, Inc. from 1985 to 1998, holding a variety of sales management positions, including Vice President of Sales. Mr. Wayne graduated from the University of Wisconsin in 1984 with a BBA in Finance and Marketing. Mr. Wayne is currently the Vice

Chairman of the VSI, the Chairman of the VIS Code and Regulatory Committee, and Chairman of the VSI Steering Committee.

SHAWN POE - CHIEF FINANCIAL OFFICER

         Since the Ply Gem Acquisition, Mr. Poe has served as our Vice President and Chief Financial Officer. Mr. Poe was appointed Vice President of Finance of our siding and Accessories subsidiaries in Mar 2000. Prior to joining our company, Mr. Poe held the position of Corporate Controller and various other accounting positions at Nordyne, Inc., joining the company in 1990. In addition, Mr. Poe held various accounting positions with Federal Mogul Corporation from 1984 to 1990. Mr. Poe graduated from Southeast Missouri State University in 1984 with a BBS in Accounting. Mr. Poe graduated from Fontbonne College in 1994 with an MBA.

MARK WATSON - PRESIDENT, GREAT LAKES WINDOW GROUP

         Mr. Watson was appointed President of our Great Lakes Window subsidiary in January 2003. Prior to becoming President, Mr. Watson was the Vice President of Sales and Marketing for our siding and accessories subsidiaries. Mr. Watson originally joined our company in 1996 as National Sales Manager of the Georgia-Pacific product line. Prior to joining us, Mr. Watson held the position of National Marketing manager with Norco Windows. Mr. Watson graduated from Western Michigan University in 1985 with a BBA in Marketing. He is also on the Board of Directors of the Window and Door Manufacturers Association.

BRYAN SVEINSON - PRESIDENT, CWD WINDOWS & DOORS

         Mr Sveinson was appointed President of CWD Windows & Doors, Inc. in April 1999. Mr. Sveinson joined our company in 1993, and prior to his appointment as President held successive positions as Controller, Vice President of Finance, and Vice President of Business Development. Prior to joining us, Mr. Sveinson held senior finance positions with a commercial printing company and a soft drink manufacturing and distribution company. Mr. Sveinson graduated from the University of Calgary in 1981 with a Bachelor of Management Degree in Finance. In addition, Mr. Sveinson is a professional accountant, having achieved a Certified Management Accountant designation in 1991. Mr. Sveinson is also a past director of the Canadian Window and Door Manufacturing Association.

DAVID S. MCCREADY - PRESIDENT, FENCING, RAILING AND DECKING

         Mr. McCready was appointed President of our fencing, railing and decking subsidiary on January 5, 2004, after more than 20 years of experience in the building products industry. Prior to joining our company, Mr. McCready held the position of General Manager, Architectural Products at The Building Solutions division of Boise Cascade Corporation, joining the company in 2001. In addition to that, Mr. McCready held various marketing and sales positions with Armstrong World Industries, Inc., where he was employed from 1983 to 2000. Mr. McCready received a BS in Business Administration from the University of Delaware in 1983.

MICHAEL HALEY - CHAIRMAN OF MW MANUFACTURERS

         Mr. Haley was appointed chairman of MW Manufacturers, Inc. and Senior Vice President of Sales and Marketing and Director for Ply Gem Industries, Inc. in January 2005. Mr. Haley joined MW Manufacturers, Inc. in June 2001 as President and served in this capacity until being named Chairman. Prior to joining MW, Mr. Haley had been the President of American of Martinsville (a subsidiary of La-Z-Boy Inc.) from 1994 until May 2001. In addition, Mr. Haley was President of Loewenstein Furniture Group from 1988 to 1994. Mr. Haley graduated from Roanoke College in 1973 with a Bachelor's Degree in Business Administration.

LYNN MORSTAD - PRESIDENT, MW MANUFACTURERS

         Mr. Morstad was appointed President of MW Manufactures Inc. in January 2005. Mr. Morstad joined MW Manufacturers, Inc. in 2000 as Chief Financial Officer and prior to being appointed to his present position, had served as Chief Operating Officer since May 2003. From March 1998 to May 2000, Mr. Morstad was employed by the Dr. Pepper/Seven Up division of Cadbury Schweppes as Vice President and Corporate Controller. In addition, Mr. Morstad has more than 8 years experience in senior financial positions with various divisions of the Newell Company. Mr. Morstad is a graduate of the University of Iowa and a Certified Public Accountant.

ROBERT A. FERRIS - DIRECTOR

         Since the Ply Gem Acquisition, Robert A. Ferris has served as Chairman of our Executive Committee and director. Mr. Ferris is a Managing Director of Caxton-Iseman Capital, and has been employed by Caxton-Iseman Capital since March 1998. From 1981 to February 1998, Mr. Ferris was a General Partner of Sequoia Associates (a private investment firm headquartered in Menlo Park, California). Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a New York Stock Exchange-listed company. Mr. Ferris is director of Anteon International Corporation, Buffets Holdings, Inc. and Buffets, Inc.

STEVEN M. LEFKOWITZ - DIRECTOR

         Since the Ply Gem Acquisition, Steven M. Lefkowitz has served as a director. Mr. Lefkowitz is a Managing Director of Caxton-Iseman Capital and has been employed by Caxton-Iseman Capital since 1993. From 1988 to 1993, Mr. Lefkowitz was employed by Mancuso & Company, a private investment firm, and served in several positions including as Vice President and as a Partner of Mancuso Equity Partners. Mr. Lefkowitz is a director of Anteon International Corporation, Buffets Holdings, Inc. and Buffets, Inc.

JOHN D. ROACH - DIRECTOR

         Since the Ply Gem Acquisition, Mr. Roach has served as a director. Mr. Roach is Chairman of the Board and Chief Executive Officer of Stonegate International, a private investment and advisory services company, and has been employed by Stonegate International since 2001. Mr. Roach served as Chairman of the Board, President and Chief Executive Office of Builders FirstSource, Inc. from 1998 to 2001; and as Chairman of the Board, President and Chief Executive Officer of Fibreboard Corporation from 1991 to 1997. Mr. Roach is also Executive Chairman of the Board of Unidare US inc., a leading wholesale supplier of products to the industrial, welding and safety markets, a director of Kaiser Aluminum Corporation and its subsidiary, Kaiser Aluminum & Chemical Corporation, a director of Material Sciences Corp., a provider of materials-based solutions, a director of URS Corporation, an engineering firm, and a director PMI Group, Inc., a provider of credit enhancement products and lender services.

AUDIT COMMITTEE FINANCIAL EXPERT

         Our Board of Directors has determined Steven Lefkowitz to be the "audit committee financial expert" as defined by the SEC regulations implementing
Section 407 of the Sarbanes-Oxley Act of 2002. Mr. Lefkowitz is not an "independent" director as the term is used for the purposes of the New York Stock Exchange's listing requirements.

CODE OF ETHICS
                  The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, and all employees. This code of ethics is posted on our website at Http://www.plygem.com. Any waiver or amendment to this code of ethics will be timely disclosed on our website.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth information on the compensation awarded to, earned by or paid to our President and Chief Executive Officer, Lee D. Meyer, and our four other most highly compensated executive officers whose individual compensation exceeded $100,000 during the twelve months ended December 31, 2004 for services rendered in all capacities to us.

                                                          ANNUAL COMPENSATION
                                                                                               Number of
                                                                                                 Shares
                                                                            Other Annual       Underlying       All Other
Name and Principal Position            Year      Salary        Bonus        Compensation      Stock Options    Compensation(1)
---------------------------            ----      ------        -----        ------------      -------------    ---------------
Lee D. Meyer..................         2004    $ 319,256    $ 194,704      $ 2,404,143 (2)            --        $1,012,322
President & Chief Executive            2003    $ 300,664    $ 267,750      $ 1,025,652 (3)        50,000           $13,000
   Officer

John Wayne.......................      2004      239,431      120,708          968,544 (4)            --           412,500
President, Siding and  Accessories     2003      224,635      134,178          121,271            20,000            13,000

Mark Watson............                2004      175,000       76,024          345,637 (5)            --           304,281
President, Great Lakes  Windows        2003      163,385       69,875           84,453 (6)         7,000            12,974
   Group

Shawn Poe....................          2004      172,555       56,762          344,558 (7)            --           211,311
Vice President and Chief               2003      132,332       63,807           20,113             7,000            11,910
    Officer

David S. McCready............          2004      210,866       28,116          116,940 (8)          -                1,980
President, Kroy Building Products      2003          N/A (9)

(2) Includes a $2,393,643 payment to Mr. Meyer in respect to stock options held by Mr. Meyer in Ply Gem's former parent Nortek.

(3) Includes a dividend payment of $1,004,788 in respect of stock options held by Mr. Meyer in connection with the Nortek Recapitalization and granted pursuant to a rollover stock option agreement.

(4) Includes a $957,443 payment to Mr. Wayne in respect to stock options held by Mr. Wayne in Ply Gem's former parent Nortek.

(5) Includes a $335,137 payment to Mr. Watson in respect to stock options held by Mr. Watson in Ply Gem's former parent Nortek.

(6)  Includes a $73,070 payment in respect to Mr. Watson's relocation.

(7) Includes a $335,137 payment to Mr. Poe in respect to stock options held by Mr. Poe in Ply Gem's former parent Nortek.

(8)  Includes a $109,740 payment in respect to Mr. McCready's relocation.

(9)  Mr. McCready joined the Company in January of 2004.

(1) Amounts included in "All Other Compensation" are detailed in the below:

                                                     ALL OTHER COMPENSATION
                                                                                             One time
                                                                                            payment for
                                                                                             Successful
                                                                                             completion
                                                 Matching           Profit Sharing         Of the Ply Gem
                                             Contribution under    Contribution under      Transaction in
Named Executive Officer          Year        the 401(K) Plan (i)   the 401(K) Plan (i)     February, 2004          Total
-----------------------          ----        -------------------   -------------------     --------------          -----
Lee D. Meyer                     2004             $ 6,332                $ 6,000             $1,000,000         $1,012,322
                                 2003               6,000                  7,000                     --             13,000

John Wayne                       2004               6,500                  6,000                400,000            412,500
                                 2003               6,000                  7,000                     --             13,000

Mark Watson                      2004               4,281                     --                300,000            304,281
                                 2003               6,373                  6,201                     --             12,974

Shawn Poe                        2004               5,581                  5,730                200,000            211,311
                                 2003               5,730                  6,180                     --             11,910

Dave McCready                    2004               1,980                     --                     --              1,980
                                 2003                  --                     --                     --                 --

(i) Messrs. Meyer, Wayne and Watson participate in the Variform, Inc. 401(k) Savings Plan, Mr. Watson participates in the Great Lakes Window, Inc. 401(k) Savings Plan and Mr. McCready participates in the Kroy Building Products, Inc. 401(k) Savings Plan.


OPTION GRANTS IN 2004

         No options were granted to our named executive officers during 2004.


AGGREGATED OPTION EXERCISES IN 2004 AND FISCAL YEAR-END OPTION VALUES

         No options were exercised during 2004.


EQUITY PARTICIPATION PLAN INFORMATION

         The following table gives information about the Company's stock option plan as of December 31, 2004:

                                                    (A)                   (B)                     (C)
                                                Number of
                                             securities to be                            Number of securities
                                                issued upon        Weighted average      available for future
                                                exercise of         exercise price          issuance under
                                                outstanding         of outstanding        equity compensation
                                                 options,              options,            plans (excluding
                                               warrants and          warrants and        securities reflected
     Plan Category                                rights                rights               in column (a)

     Equity compensation plans                    140,494               $10.00                  43,571
     Approved by shareholders

     Equity compensation plans not                    --                    --                      --
     Approved by shareholders

     Total                                        140,494               $10.00                  43,571

DIRECTOR COMPENSATION

         With the exception of Mr. Roach, our directors do not receive any compensation for performing their directorial duties. Mr. Roach receives $60,000 annually as compensation for serving on our board of directors.

PHANTOM STOCK UNIT PLAN

         Upon completion of the Ply Gem Acquisition, each of Messrs. Meyer, Wayne, Watson and Poe were granted awards under the Ply Gem Investment Holdings Phantom Stock Plan. This Plan is generally designed to provide non-qualified deferred compensation to participants. Each participant's interest in the plan is recorded in a bookkeeping account and these accounts are deemed invested in Ply Gem Investment Holdings' stock. No stock will initially be issued under the plan, but, upon liquidation and payment of a participant's account under the plan, the value of the account generally may be paid to the participant either in shares of Ply Gem Investment Holdings' stock having a market value equal to the account balance or in cash, in the discretion of Ply Gem Investment Holdings. When valuing a participant's account for payment purposes, the following rules generally apply: if Ply Gem Investment Holdings' stock becomes publicly traded through an initial public offering, the stock market will dictate the value of the account; if an event which triggers either "tag-along" or "drag-along" rights under the stockholders' agreement to which the stockholders of Ply Gem Investment Holdings are parties occurs, or a "Triggering Event," the amount paid to shareholders will dictate the value of the account; and in the event that a participant's employment with us terminates and if neither a Triggering Event nor an initial public offering occurs prior to the time the participant is paid the value of his or her account, certain formulas described in the plan dictate the value of the account (which value differs depending upon the length of time a participant has been employed with us, the circumstances surrounding the termination of employment, and our performance). Following an initial public offering, each participant will generally be paid out five years thereafter, subject to further deferral opportunities and the right of Ply Gem Investment Holdings to accelerate such payment, with earlier payment upon a Triggering Event or a termination of employment. In connection with the MW Acquisition, the Plan was amended to adjust the vesting schedule for Phantom Incentive Units (as defined in the Plan), revise the definition of Phantom Additional Units (as defined in the Plan), and make other conforming changes to the Plan that address the treatment of phantom equity in the MW Acquisition.

         Messrs. Meyer, Wayne, Watson and Poe were granted 112,800, 38,835, 13,590 and 13,590 Phantom Incentive Units (as defined in the plan) under the plan, respectively, and Mr. Meyer was granted 44,472 Phantom Additional Units (as defined in the plan) under the plan. Each Phantom Incentive Unit granted to these executives represents one share of Ply Gem Investment Holdings common stock, and each Phantom Additional Unit granted to these executives represents one share of Ply Gem Investment Holdings common stock and 0.4591 shares of Ply Gem Investment Holdings senior preferred stock. In connection with the MW Acquisition, Mr. Haley was granted 13,106 Phantom Additional Units under the Plan. Each Phantom Additional Unit that was granted to Mr. Haley represents one share of Ply Gem Investment Holdings common stock and 0.53803 share of Ply Gem Investment Holdings senior preferred stock.

                                  PHANTOM COMMON STOCK UNIT PLAN

                                                                        Estimated Future Payouts under Non-Stock
                                                                                     Price-Based Plans
                                                                       ------------------------------------------
                 (a)                     (b)               (c)              (d)             (e)          (f)
                                      Number of        Performance
                                       Shares,           or Other
                                      Units or         Period Until
                                       Other           Maturation or     Threshold        Target       Maximum
NAME                                  Rights (#)          Payout        (# Shares)      (# Shares)    (# Shares)

Lee D. Meyer - Common Phantom          157,272               --          157,272            --           --
             - Preferred Phantom        20,419               --           20,419            --           --

John Wayne   - Common Phantom           38,835               --           38,835            --           --

Mark Watson  - Common Phantom           13,590               --           13,590            --           --

Shawn Poe    - Common Phantom           13,590               --           13,590            --           --

Dave McCready                               --               --               --            --           --

PLY GEM INVESTMENT HOLDINGS STOCK OPTION PLAN

         In connection with the Ply Gem Acquisition, we adopted and obtained shareholder approval of the Ply Gem Investment Holdings 2004 Stock Option Plan, which provides for the grant of incentive and non-qualified stock options to our management and key employees. Stock options may be granted under the plan in respect of up to 1,410,000 common shares of Ply Gem Investment Holdings. Options awarded under the plan may have vesting conditions based on either an optionee's continuing provision of services to us or the achievement of performance goals, in each case, as set forth in the applicable grant agreement.


CHANGE OF CONTROL AND EMPLOYMENT ARRANGEMENTS

         Each of Messrs. Meyer, Wayne, Watson and Poe and certain other members of our management team, participates in our Change in Control Severance Benefit Plan. This plan generally provides that if, during the 24 months following a Change in Control (as defined in the plan) in respect of Messrs. Wayne, Watson and Poe, or during the 36 months following a Change in Control in respect of Mr. Meyer, we terminate a participant's employment without "Cause" (as defined in the plan) or there is a "material adverse change" (as defined in the plan) in the terms of the participant's employment with us, the participant will be entitled to certain severance benefits. The Ply Gem Acquisition constituted a Change in Control under the plan. The plan provides for severance payments during the 24-month period following a termination described above at an annual rate equal to the sum of the participant's 2003 base salary and performance incentive bonus, which incentive bonus is calculated on an ad hoc basis by our CEO, in conjunction with the board, for each individual. The target incentive bonus earned by each participant is a percentage of base salary and the performance measure is generally based on achievement of our EBITDA targets (70% of the incentive bonus opportunity) and cash flow targets (comprising 30% of the incentive bonus opportunity). In addition, a participant entitled to severance payments will also receive continuing medical and dental insurance coverage during the severance period, subject to the participant's payment of any contributions required of active employees. In connection with the MW Acquisition, Mr. Haley and certain members of the MW Manufacturers management team, participate in an employment agreement that provides that they will continue to receive, in the event of termination, their current compensation, including performance based compensation, for a period of 12 months.


PENSION PLAN INFORMATION

         The Ply Gem Group Pension Plan, or our "Pension Plan," is a qualified defined benefit pension plan that was frozen as of December 31, 1998, and no further increases in benefits may occur as a result of increases in service or compensation. The benefit payable to a participant at normal retirement equals the accrued benefit as of December 31, 1998 and will be payable as a joint and 50% survivor annuity in the case of a married employee and as a single-life annuity in the case of an unmarried employee, although lump sum payment options are available at the participant's option. Our Pension Plan benefits generally commence upon a participant's attainment of age 65 and equal 15% of the participant's "average pay" (the highest total average pay, up to $100,000, during any five consecutive calendar years within the ten calendar years immediately prior to December 31, 1998) up to the social security integration level, plus 30% of average pay in excess of the social security integration level and reduced by one-twentieth for each year of benefit service less than 20 years. Early retirement benefits may commence upon a participant's attainment of age 55 and 10 years of credited service at a reduced rate. The annual pension benefits entitled to be paid to our executive officers under our Pension Plan, beginning at age 65, are as follows: Mr. Meyer, $6,069.84 annually for life, and Mr. Watson, $1,791.24 annually for life. No other named executive officer has the right to receive a pension benefit under our Pension Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Ply Gem Holdings is the sole holder of all 100 issued and outstanding shares of our common stock. Ply Gem Investment Holdings is the sole holder of all 100 issued and outstanding shares of common stock of Ply Gem Holdings.

         The following table sets forth the number and percentage of the outstanding shares of common stock of Ply Gem Investment Holdings beneficially owned as of December 31, 2004 by:

    o    each named executive officer;

    o    each of our directors;

    o each person known to us to be the beneficial owner of more than 5% of the common stock of Ply Gem Investment Holdings; and

    o    all of our executive officers and directors as a group.

         Unless otherwise noted below, the address of each beneficial owner listed on the table below is c/o Ply Gem Industries, Inc., 185 Platt Clay Way, Kearney, Missouri 64060.

                                                           SHARES BENEFICIALLY
                                                                OWNED(1)
                                                           -------------------
                                                            COMMON
 NAME OF BENEFICIAL OWNER                                  SHARES(2)       %
 ------------------------                                  ---------     -----
 Caxton-Iseman (Ply Gem), L.P.(3)....................      2,874,445     89.5%
 Frederick Iseman(3)(4)..............................      2,874,445     89.5%
 Robert A. Ferris(3).................................             --        *
 Steven M. Lefkowitz(3)..............................             --        *
 Lee D. Meyer(5).....................................          8,700        *
 John Wayne(6).......................................         17,565        *
 Shawn Poe(7)........................................         28,710        *
 Mark Watson(8)......................................         28,710        *
 Brian Sveinson......................................         23,406        *
 John D. Roach(9)....................................          3,577        *
 David S. McCready...................................         35,250      1.1%
 Michael Haley(10)...................................         53,000      1.6%
 All Directors and Executive Officers as a Group.....      3,073,443     95.6%

----------
* Less than 1%.

(1)  Determined in accordance with Rule 13d-3 under the Exchange Act.

(2) Ply Gem Investment Holdings also has a series of non-voting senior preferred stock.

(3) Address is c/o Caxton-Iseman Capital, Inc., 500 Park Avenue, New York, New York 10022.

(4) By virtue of his indirect control of Caxton-Iseman (Ply Gem) L.P., Mr. Iseman is deemed to beneficially own the 2,874,445 shares of common stock held by that entity.

(5) In connection with the Ply Gem Acquisition, Mr. Meyer received phantom stock units representing 157,272 shares of common stock, and 20,419 shares of senior preferred stock. In addition, in connection with the MW Acquisition, Mr. Meyer received 4,724 shares of senior preferred stock.

(6) In connection with the Ply Gem Acquisition, Mr. Wayne received phantom incentive stock units representing 38,835 shares of common stock.

(7) In connection with the Ply Gem Acquisition, Mr. Poe received phantom incentive stock units representing 13,590 shares of common stock.

(8) In connection with the Ply Gem Acquisition, Mr. Watson received phantom incentive stock units representing 13,590 shares of common stock.

(9) Address is c/o Stonegate International, 100 Crescent Court, Dallas, Texas 75201.

(10) In connection with the MW Acquisition, Mr. Haley received phantom stock units representing 13,106 shares of common stock and 7,051 shares of senior preferred stock.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Upon completion of the Ply Gem Acquisition, Ply Gem Industries entered into two advisory agreements with an affiliate of Caxton-Iseman Capital (the "Caxton-Iseman Party"), which we refer to as the "Debt Financing Advisory Agreement" and the "General Advisory Agreement".

         Under the Debt Financing Advisory Agreement, Ply Gem Industries paid the Caxton-Iseman Party a debt financing arrangement and advisory fee, equal to 2.375% of the aggregate amount of the debt financing incurred in connection with the Ply Gem Acquisition ($11.4 million).

         Under the General Advisory Agreement, the Caxton-Iseman Party provides us with acquisition and financial advisory services as the Board of Directors shall reasonably request. In consideration of these services, Ply Gem Industries agrees to pay the Caxton-Iseman Party (1) an annual fee equal to 2% of our EBITDA, as defined in such agreement, (2) a transaction fee, payable upon the completion by us of any acquisition, of 2% of the sale price, (3) a transaction fee, payable upon the completion by us of any divestitures, of 1% of the sale price, and (4) a transaction fee, payable upon the completion of the sale of our company, of 1% of the sale price. EBITDA in the General Advisory Agreement is based on our net income (loss) plus extraordinary losses and/or any net capital losses realized, provision for income taxes, interest expense (including amortization or write-off of debt discount and debt issuance costs and commissions, and other items), depreciation and amortization (including amortization of goodwill, organization costs, capitalized management fees, and other items), dividends paid or accrued on preferred stock, certain management fees paid to the Caxton-Iseman Party, charges related to certain phantom units, and a number of other items. The annual fee payable in any year may not exceed the amounts permitted under the senior credit facilities or the indenture governing the senior secured notes, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the senior credit facilities or the indenture governing the senior secured notes.

         In connection with the MW Acquisition, pursuant to the General Advisory Agreement, in November 2004 Ply Gem Industries paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of the equity of MWM Holdings, Inc. ($6.4 million). Under the `General Advisory Agreement" the Company paid a management fee of approximately $1.7 million for the period from January 23, 2004 to December 31, 2004.

         The initial term of the General Advisory Agreement is 10 years, and is automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or the Caxton-Iseman Party provide notice of termination. In addition, the General Advisory Agreement may be terminated by the Caxton-Iseman Party at any time, upon the occurrence of specified change of control transactions or upon an initial public offering of our shares or shares of any of our parent companies. If the General Advisory Agreement is terminated for any reason prior to the end of the initial term, Ply Gem Industries will pay to the Caxton-Iseman Party an amount equal to the present value of the annual advisory fees that would have been payable through the end of the initial term, based on our cost of funds to borrow amounts under our senior credit facilities.

         As a result of the Ply Gem Acquisition, Ply Gem Industries is no longer a division of Nortek, but is a stand-alone company. Prior to the Ply Gem Acquisition, we had a fee arrangement with our former parent, Nortek, under which we reimbursed Nortek for certain parent company corporate charges and have accounted for those charges in accordance with SEC Staff Accounting Bulletin No.
55. This fee arrangement was terminated in connection with the Ply Gem Acquisition. In addition, prior to the Ply Gem Acquisition, we paid an certain corporate expenses to Nortek based upon the specific identification method.

TAX SHARING AGREEMENT

         As a result of the Ply Gem Acquisition, Ply Gem Investment Holdings is the common parent of an affiliated group of corporations that will include Ply Gem Holdings, Ply Gem and their subsidiaries. Ply Gem Investment Holdings will elect to file consolidated federal income tax returns on behalf of the group. Accordingly, Ply Gem Investment Holdings, Ply Gem and Ply Gem Holdings have entered into a Tax Sharing Agreement, under which Ply Gem and Ply Gem Holdings will make payments to Ply Gem Investment Holdings. These payments will not be in excess of the tax liabilities of Ply Gem, Ply Gem Holdings, and their respective subsidiaries, if these tax liabilities had been computed on a stand-alone basis.

PLY GEM TRANSITION SERVICES AGREEMENT

         Under the terms of the stock purchase agreement governing the Ply Gem Acquisition, we entered into a Transition Services Agreement with Nortek, pursuant to which Nortek would continue to provide to us and our subsidiaries a number of support services it had provided to us prior to the Ply Gem Acquisition, for up to six months following the closing of the Ply Gem Acquisition. We agreed to pay Nortek an escalating monthly fee (no fees were paid for the first two months, $10,000 was paid for the third month and $20,000 was paid for the fourth month in which transition services were provided). We also agreed to reimburse Nortek for any actual and direct reasonable expenses it incurs in providing these transitional services to us. This agreement was terminated effective June 10, 2004.

NORTEK MANAGEMENT FEE AND PARENT COMPANY CORPORATE CHARGES

         As a result of the Ply Gem Acquisition, we are no longer a division of Nortek, but are a stand-alone company. Prior to the Ply Gem Acquisition, we had a fee arrangement with our former parent, Nortek, under which we reimbursed Nortek for certain parent company corporate charges and have accounted for those charges in accordance with SEC Staff Accounting Bulletin No. 55. For the fiscal years ended December 31, 2001, 2002 and 2003, our fees to Nortek for these corporate charges were $5.4 million, $10.2 million and $7.2 million, respectively. This fee arrangement was terminated in connection with the Ply Gem Acquisition. In addition, prior to the Ply Gem Acquisition, we paid an allocation of corporate expenses to Nortek based upon the specific identification method. For the fiscal years ended December 31, 2001, 2002 and 2003, Nortek's allocations of these corporate expenses were $(0.3) million, $3.5 million and $3.4 million, respectively. See Nnote 1 to the notes to our consolidated financial statements included elsewhere in this offering memorandum.

INTERCOMPANY LOANS

         As of December 31, 2003, we had approximately $394.7 million of outstanding intercompany debt, owed to our former parent, Nortek, and its wholly-owned subsidiaries. This debt consisted of notes, mortgage notes and obligations payable, and included notes payable to a subsidiary of Nortek, relating to dividends payable to Nortek declared during prior years of approximately $360.8 million, and borrowings related to our acquisition of our subsidiary, Kroy Building Products, Inc., in 1999 of approximately $33.9 million. These notes were payable on demand and carried interest rates of 8% for a $280 million note and 9% for the other notes totaling $114.7 million. Pursuant to the terms of the stock purchase agreement governing the Ply Gem Acquisition, all such intercompany loans to which we were a party were cancelled prior to the Ply Gem Acquisition.

PAYMENTS TO OFFICERS AND DIRECTORS IN CONNECTION WITH THE PLY GEM ACQUISITION AND THE NORTEK RECAPITALIZATION

         Our executive officers have the right to the protections described in the section "Management--Change of Control Arrangements." All of our officers received phantom stock awards as described in the section "Management--Phantom Stock Unit Plan" and bonuses as described in the section entitled "Management--Incentive Bonus Arrangements," in each case in connection with the Ply Gem Acquisition. In addition, Mr. Meyer received the dividends described in the section "Management Dividends paid on Rolled Over Options" in connection with the Nortek Recapitalization.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The following table sets forth the aggregate fees billed to us by the independent registered public accounting firm, Ernst & Young LLP, for services rendered during fiscal years 2004 and 2003 (IN THOUSANDS):

                                                      2004          2003(5)
                                                      ----          -------
              Audit Fees (1)                        $ 1,618         $  465
              Audit-Related Fees (2)                     55             --
              Tax Fees (3)                               58             --
              All Other Fees (4)                         --             --
                                                    -------         ------
                  Total Fees                        $ 1,731         $  465
                                                    =======         ======

(1) Includes fees for services rendered for the audit of Ply Gem Holdings, Inc.'s annual financial statements, review of financial statements included in quarterly reports of Form 10-Q, and work on SEC registration statements.

(2) Includes fees for audit related services for Ply Gem Holdings, Inc. for 2004, for assurance and related services, including employee benefit plan audits.

(3)  Includes fees related to tax compliance and tax planning.

(4) Consists of services other than the services described above under "Audit Fees", "Audit Related Fees", and "Tax Fees".

(5) Prior to February 12, 2004 all of our audit fees were billed to and paid by Ply Gem Industries' former parent, Nortek, with the exception of the year end audit fees which are presented above.

          Our audit committee adopted a policy in 2004 to pre-approve all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of our independent registered public accounting firm with respect to such services.

                                     PART IV


ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

         1.  Consolidated and Combined Financial Statements

             The consolidated and combined financial statements and related notes, together with the report of Ernst & Young LLP, appear in
             Part II, Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

         2.  Schedule II Valuation and Qualifying Accounts - page 87

             All other schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

         3. Exhibits - The following exhibits are filed as part of this Annual Report on Form 10-K:

EXHIBIT
NUMBER       DESCRIPTION
-------      -----------

  2.1 Stock Purchase Agreement, dated as of December 19, 2003, among Ply Gem Investment Holdings, Inc., (f/k/a CI Investment Holdings, Inc.), Nortek, Inc. and WDS LLC (incorporated by reference from
             Exhibit 2.1 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  2.2 Stock Purchase Agreement, dated as of July 23, 2004, among Ply Gem Industries, Inc., MWM Holding, Inc. and the stockholders listed on
             Schedule 1 thereto (incorporated by reference from Exhibit 2.2 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  3.1        Certificate of Incorporation of Ply Gem Holdings, Inc.
             (incorporated by reference from Exhibit 3.3 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  3.2        Bylaws of Ply Gem Holdings, Inc. (incorporated by reference from
             Exhibit 3.4 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  4.1 Indenture, dated as of February 12, 2004, among Ply Gem Industries, Inc., the Guarantors thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  4.2 First Supplemental Indenture, dated as of August 27, 2004, among Ply Gem Industries, MWM Holding, Inc., MW Manufacturers Holding Corp., MVV Manufacturers, Inc., Lineal Technologies, Inc., Patriot Manufacturing, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.1 Amended and Restated Credit Agreement dated as of February 12, 2004, amended and restated as of March 3, 2004, among Ply Gem Industries, Inc., as U.S. borrower, CWD Windows and Doors, Inc. as Canadian borrower, Ply Gem Holdings, Inc. and the other guarantors party thereto, as guarantors, the lenders party thereto, and UBS Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and bookrunners (incorporated by reference from Exhibit
             10.1 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.2 Credit Agreement dated as of February 12, 2004, among Ply Gem Industries, Inc., as U.S. Borrower, CWD Windows and Doors, Inc. as Canadian borrower. Ply Gem Holdings, Inc. and the other guarantors party thereto, as guarantors, the lenders party thereto, and UBS Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and bookrunners (incorporated by reference from Exhibit
             10.2 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.3 U.S. Security Agreement, dated February 12, 2003, among by Ply Gem Industries, Inc., as U.S. borrower and the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent (incorporated by reference from Exhibit 10.3 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.4 Ply Gem Investment Holdings Phantom Stock Plan (incorporated by reference from Exhibit 10.4 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.5 Ply Gem Investment Holdings 2004 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.6 Change in Control Severance Benefit Plan (incorporated by reference from Exhibit 10.6 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.7 Letter from Richard L. Bready to Lee Meyer, dated October 31, 2003, regarding key employee incentive program (incorporated by reference from Exhibit 10.7 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.8 Letter from Richard L. Bready to Shawn Poe, dated October 31, 2003, regarding key employee incentive program (incorporated by reference from Exhibit 10.8 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.9 Letter from Richard L. Bready to John Wayne, dated October 31, 2003, regarding key employee incentive program (incorporated by reference from Exhibit 10.9 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.10 Letter from Richard L. Bready to Mark Watson, dated October 31, 2003, regarding key employee incentive program (incorporated by reference from Exhibit 10.10 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.11 Letter from Richard L. Bready to Bryan Sveinson, dated October 31, 2003, regarding key employee incentive program (incorporated by reference from Exhibit 10.11 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.12 Separation, Consulting and Noncompetition Agreement, dated as of January 5, 2004, between John T. Forbis and Kroy Building Products, Inc. (incorporated by reference from Exhibit 10.12 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.13 Debt Financing Advisory Agreement dated as of February 12, 2004, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.13 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.14 General Advisory Agreement dated as of February 12, 2004, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.14 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.15 Tax Sharing Agreement dated as of February 12, 2004, between Ply Gem Investment Holdings, Inc., Ply Gem Holdings Inc. and Ply Gem Industries, Inc. (incorporated by reference from Exhibit 10.15 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.16 Stock Purchase Agreement, dated as of November 22, 2002, between Alcoa Building Products, Inc., Ply Gem Industries, Inc. and Nortek, Inc. (incorporated by reference from Exhibit 10.18 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.17 Letter from Richard L. Bready to John T. Forbis, dated October 31, 2003, regarding key employee incentive program (incorporated by reference from Exhibit 10.19 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.18 Second Amended and Restated Credit Agreement dated as of February 12, 2004, as first amended and restated as of March 3, 2004, as further amended and restated as of August 27, 2004, among Ply Gem Industries, Inc., as U.S. Borrower, CWD Windows and Doors, Inc. as Canadian borrower. Ply Gem Holdings, Inc. and the other guarantors party thereto, as guarantors, the lenders party thereto, and UBS Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and bookrunners (incorporated by reference from Exhibit
             10.21 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.19 Ply Gem Investment Holdings, Inc. Amended and Restated Phantom Stock Plan (incorporated by reference from Exhibit 10.22 to the Company's Registration Statement on Form S-4 (File No. 333-114041)).

  10.20 Form of Incentive Stock Option Agreement for Ply Gem Investment Holdings, Inc 2004 Stock Option Plan.

  10.21 Waiver, dated as of March 10, 2005, to the Second Amended and Restated Credit Agreement, dated as of February 12, 2004, first amended and restated as of March 3, 2004 and further amended and restated as of August 27, 2004, among Ply Gem Industries, Inc., CWD Windows and Doors, Inc., Ply Gem Holdings, Inc. and the other guarantor party thereto, the lenders party thereto and UBS Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and bookrunners.

  21.1       List of Subsidiaries of Ply Gem Industries, Inc.

  31.1 Chief Executive Officer's Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

  31.2 Chief Financial Officer's Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

  32.1 Chief Executive Officer's Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

  32.2 Chief Financial Officer's Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                DECEMBER 31, 2004
                                 (In Thousands)

                                                                                            Uncollectible
                                                                                              accounts
                                    Balance at    Charged to   Charged to    Addition       written off,     Balance at
                                    Beginning     Costs and       Other      Due to MW         net of           End of
                                     of Year       Expenses     Accounts    Acquisition      Recoveries         Year
Year ended December 31, 2004
   Allowance for doubtful
     accounts and sales
     allowances ...............      $(8,695)      $  (897)      $    (6)     $(1,476)        $ 3,134        $(7,940)

Year ended December 31, 2003
   Allowance for doubtful
     accounts and sales
     allowances................      $(7,129)      $(3,255)      $   (74)     $    --         $ 1,763        $(8,695)

Year ended December 31, 2002
   Allowance for doubtful
     accounts and sales
     allowances ...............      $(5,580)      $(3,623)      $  (115)     $    --         $ 2,189        $(7,129)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PLY GEM HOLDINGS, INC.
                                       (Registrant)


Date:   March 31, 2005               By:  /s/ Lee D. Meyer
                                          --------------------------------
                                          Lee D. Meyer
                                          President and Chief Executive Officer



            In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

                SIGNATURE                                           TITLE                                   DATE
                ---------                                           -----                                   ----
           /s/ Lee D. Meyer                 President, Chief Executive Officer and Director            March 31, 2005
--------------------------------------      (Principal Executive Officer)
             Lee D. Meyer


           /s/ Shawn K. Poe                 Vice President, Chief Financial Officer, Treasurer         March 31, 2005
--------------------------------------      and Secretary (Principal Financial and Accounting
             Shawn K. Poe                   Officer)


                                            Chairman of the Board and Director                         March 31, 2005
--------------------------------------
          Frederick Iseman


        /s/ Robert A. Ferris                Director                                                   March 31, 2005
--------------------------------------
          Robert A. Ferris


        /s/ Steven M. Lefkowitz             Director                                                   March 31, 2005
--------------------------------------
           Steven M. Lefkowitz


                                            Director                                                   March 31, 2005
--------------------------------------
             John D. Roach