Form 10-Q
period 2005-04-02
PLY GEM HOLDINGS INC
filed 2005-05-16
CIK 1284807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 2, 2005

                                       or

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

As of May 17, 2005, there were 100 shares of common stock, $0.01 par value, outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         December 31, 2004      April 2, 2005
                                                                                         -----------------      -------------
                                                                                     (Amounts in thousands, except share amounts)

                                                                                                                  (Unaudited)

                                        ASSETS

CURRENT ASSETS:
Cash and cash equivalents ...........................................................       $     6,794          $    18,481
Accounts receivable, less allowances of $7,940 and $7,969, respectively .............            65,217               71,716
Inventories:
   Raw materials ....................................................................            30,505               37,467
   Work in process ..................................................................             4,260                4,655
   Finished goods ...................................................................            26,731               28,159
                                                                                            -----------          -----------
                                                                                                 61,496               70,281
Prepaid expenses and other current assets ...........................................             9,796               11,817
Deferred income taxes ...............................................................            18,356               18,356
                                                                                            -----------          -----------
     Total current assets ...........................................................           161,659              190,651

PROPERTY AND EQUIPMENT:
Land ................................................................................             7,257                2,014
Buildings and improvements ..........................................................            46,491               15,216
Machinery and equipment .............................................................           105,162              107,610
                                                                                            -----------          -----------
                                                                                                158,910              124,840
Less accumulated depreciation .......................................................           (11,874)             (14,896)
                                                                                            -----------          -----------
     Total property and equipment, net ..............................................           147,036              109,944

OTHER ASSETS:
Goodwill ............................................................................           585,150              584,472
Intangible assets, less accumulated amortization of $5,743 and $8,184,
    respectively ....................................................................           162,657              160,216
Other ...............................................................................            47,797               42,312
                                                                                            -----------          -----------
     Total other assets .............................................................           795,604              787,000
                                                                                            -----------          -----------
                                                                                            $ 1,104,299          $ 1,087,595
                                                                                            ===========          ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt ................................................       $     2,784          $     1,947
Accounts payable ....................................................................            34,600               47,713
Accrued expenses and taxes ..........................................................            61,944               41,493
                                                                                            -----------          -----------
    Total current liabilities .......................................................            99,328               91,153
Deferred income taxes ...............................................................            72,356               72,080
Other long term liabilities .........................................................            32,401               28,447
Long-term debt, less current maturities .............................................           704,807              704,514

STOCKHOLDERS' EQUITY:
Preferred stock $.01 par, 100 shares authorized, none issued and outstanding ........                --                   --
Common stock $.01 par, 100 shares authorized, issued and outstanding ................                --                   --
Additional paid-in-capital ..........................................................           175,427              175,427
Retained earnings ...................................................................            17,682               13,826
Accumulated other comprehensive income ..............................................             2,298                2,148
                                                                                            -----------          -----------
       Total Stockholders' Equity ...................................................           195,407              191,401
                                                                                            -----------          -----------
                                                                                            $ 1,104,299          $ 1,087,595
                                                                                            ===========          ===========

---------------------------
See accompanying notes

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                        Combined                      Consolidated
                                                        --------                      ------------
                                                         Ply Gem              Ply Gem              Ply Gem
                                                    Industries, Inc.      Holdings, Inc.        Holdings, Inc.
                                                     January 1, 2004     January 23, 2004      January 1, 2005
                                                     to February 11,        to April 3,          to April 2,
                                                          2004                 2004                  2005
                                                    ----------------      --------------        --------------
                                                                       (Amounts in thousands)

Net Sales ......................................       $  40,612              $  72,750              $ 171,735
Costs and Expenses:
Cost of products sold ..........................          33,611                 57,869                137,766
Selling, general and administrative
   expense .....................................           8,345                  9,304                 23,042
Amortization of intangible assets ..............             201                    401                  2,440
                                                       ---------              ---------              ---------
                                                          42,157                 67,574                163,248
                                                       ---------              ---------              ---------
Operating earnings (loss) ......................          (1,545)                 5,176                  8,487
Foreign currency loss ..........................              --                     --                   (304)
Interest expense ...............................          (3,684)                (5,017)               (14,602)
Investment income (expense) ....................              29                    (11)                    79
                                                       ---------              ---------              ---------
Income (loss) before provision
    (benefit) for income taxes .................          (5,200)                   148                 (6,340)
Provision (benefit) for income taxes ...........          (1,850)                    89                 (2,485)
                                                       ---------              ---------              ---------
Net income (loss) ..............................       $  (3,350)             $      59              $  (3,855)
                                                       =========              =========              =========



------------------------------
See accompanying notes.

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  Combined                      Consolidated
                                                                  --------                      ------------
                                                                   Ply Gem              Ply Gem              Ply Gem
                                                              Industries, Inc.      Holdings, Inc.        Holdings, Inc.
                                                               January 1, 2004     January 23, 2004      January 1, 2005
                                                               to February 11,        to April 3,          to April 2,
                                                                    2004                 2004                  2005
                                                              ----------------     ----------------      ---------------
                                                                                 (Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) ........................................     $  (3,350)            $      59             $  (3,855)
ADJUSTMENTS TO RECONCILE NET
   INCOME (LOSS) TO CASH PROVIDED
   BY (USED IN) OPERATING ACTIVITIES:
Depreciation and amortization expense ....................         1,373                 1,736                 6,618
Write-off of inventory ...................................            --                 1,934                    --
Non-cash interest expense, net ...........................            26                    71                 1,188
Loss on foreign currency transactions ....................            --                    --                   304
Deferred income taxes ....................................        (1,710)                   --                    10
CHANGES IN OPERATING ASSETS AND
   LIABILITIES, NET OF EFFECTS FROM
   ACQUISITIONS:
Accounts receivable, net .................................         1,869               (15,330)               (6,548)
Inventories ..............................................        (3,224)                  599                (8,837)
Prepaid expenses and other current assets ................          (260)                 (645)               (2,147)
Accounts payable .........................................         7,765                 8,176                13,113
Accrued expenses and taxes ...............................        (1,339)               (3,647)              (20,369)
Other ....................................................           498                 4,541                   164
                                                               ---------             ---------             ---------
   NET CASH PROVIDED BY (USED IN)
      OPERATING ACTIVITIES ...............................         1,648                (2,506)              (20,359)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures .....................................          (718)               (1,057)               (2,526)
Change in restricted cash ................................         1,118                (4,570)                   --
Acquisitions, net of cash acquired .......................            --              (550,866)                   --
Other ....................................................            (5)                  459                    --
                                                               ---------             ---------             ---------
   NET CASH PROVIDED BY (USED IN)
      INVESTING ACTIVITIES ...............................           395              (556,034)               (2,526)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt .............................            --               432,000                35,500
Payments on long-term debt ...............................           (89)               (4,928)                 (909)
Net transfers to Nortek, Inc. ............................        (7,362)                   --                    --
Equity contribution ......................................            --               136,725                    --
                                                               ---------             ---------             ---------
   NET CASH PROVIDED BY (USED IN)
      FINANCING ACTIVITIES ...............................        (7,451)              563,797                34,591
Impact of exchange rate movements on cash ................            --                    --                   (19)
                                                               ---------             ---------             ---------
Net (decrease) increase in cash and
   cash equivalents ......................................        (5,408)                5,257                11,687
Cash and cash equivalents at the beginning
   of the period..........................................         8,517                    --                 6,794
                                                               ---------             ---------             ---------
Cash and cash equivalents at the
   end of the period .....................................     $   3,109             $   5,257             $  18,481
                                                               =========             =========             =========

------------------------------
See accompanying notes.

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. ("Ply Gem" or "The Company") and the combined financial statements of Ply Gem Industries, Inc. and CWD Windows and Doors ("Ply Gem Industries, Inc.") have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from January 1, 2005 through April 2, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements of Ply Gem Holdings, Inc. at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company's fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter. Therefore the financial results of certain fiscal quarters will not be exactly comparable to the prior and subsequent fiscal quarters.

Ply Gem Holdings, Inc., a wholly owned subsidiary of Ply Gem Investment Holdings, Inc., was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. from Nortek (the "Ply Gem Acquisition"). The Ply Gem Acquisition was completed on February 12, 2004, as Nortek sold Ply Gem Industries, Inc., to Ply Gem Holdings, Inc., an affiliate of Caxton-Iseman Capital, Inc., pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc., Nortek, Inc., and WDS LLC dated as of December 19, 2003, as amended (the "Purchase Agreement"). Prior to February 12, 2004, the date of the Ply Gem Acquisition, Ply Gem Holdings, Inc. had no operations and Ply Gem Industries, Inc. was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek, Inc. (collectively with subsidiaries "Nortek").

On August 27, 2004 Ply Gem Industries, Inc. acquired all of the outstanding shares of capital stock of MWM Holding, Inc., ("MWM Holding"), in accordance with a stock purchase agreement entered into among Ply Gem Industries, Inc., MWM Holding, Inc., and the selling stockholders (the "MW Acquisition"). The accompanying financial statements include the operating results of MWM Holding from August 27, 2004, the date of acquisition.

The accompanying financial statements include the consolidated results of operations for the period from January 23, 2004 to April 3, 2004 and January 1, 2005 to April 2, 2005, and consolidated financial position for Ply Gem Holdings, Inc. and Subsidiaries as of April 2, 2005 and December 31, 2004, and the combined results of operations of Ply Gem Industries, Inc. for the period from January 1, 2004 to February 11, 2004. The periods presented for 2004 provide the combined operating results of Ply Gem Industries, Inc. from the beginning of the year, January 1, 2004, until the date of the Ply Gem Acquisition, February 12, 2004 (see Note 2), as well as the consolidated operating results from the date of inception of Ply Gem Holdings, Inc., January 23, 2004, through the end of the first quarter, April 3, 2004.

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

ACCOUNTING POLICIES AND USE OF ESTIMATES

The preparation of these consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods. Certain of the Company's accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable for their interim and year-end reporting requirements. These judgments are based on the Company's historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company's judgments, the results could be materially different from the Company's estimates.

INVENTORIES

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. At April 2, 2005 and December 31, 2004, approximately $16.4 million and $11.7 million of total inventories, respectively, were valued on the last-in, first-out method ("LIFO"). Under the first-in, first-out method ("FIFO") of accounting, such inventories would have been approximately $1.2 million higher at April 2, 2005 and December 31, 2004. All other inventories were valued under the FIFO method. The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

RELATED PARTY TRANSACTIONS

Included in the combined statement of operations in selling, general and administrative expense are former parent company (Nortek) corporate charges of approximately $0.3 million for the period from January 1, 2004 to February 11, 2004, related to accounting, legal, insurance, treasury and other management services provided by Nortek, which have been allocated based upon a combination of the specific identification method and as a percentage of the Company's net sales to Nortek's consolidated net sales. In the opinion of the Company's management, this method of allocating such costs was reasonable. Included in interest expense is approximately $3.5 million for the period from January 1, 2004 to February 11, 2004 related to interest owed to a subsidiary which was wholly owned by Nortek.

Upon completion of the Ply Gem Acquisition, the Company entered into two advisory agreements with an affiliate of Caxton-Iseman Capital or related parties, or the "Caxton-Iseman Party", which we refer to as the "Debt Financing Advisory Agreement" and the "General Advisory Agreement". Under the Debt Financing Advisory Agreement, we paid the Caxton-Iseman Party a debt financing arrangement and advisory fee, equal to 2.375% of the aggregate amount of the debt financing incurred in connection with the Ply Gem Acquisition ($11.4 million), in the first quarter of 2004. Under the General Advisory Agreement, the Company paid a management fee to the Caxton-Iseman Party of approximately $0.2 million for the period from January 23, 2004 to April 3, 2004, and approximately $0.3 million for the period from January 1, 2005 to April 2, 2005.

FOREIGN CURRENCY

The Company's Canadian subsidiary utilizes the Canadian dollar as its functional currency. For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at the end of the reporting periods. Net sales and expenses are translated using average exchange rates in effect during the periods. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income in the accompanying consolidated balance sheets. A gain or loss resulting from fluctuations in the exchange rate may be recognized due to debt, denominated in US dollars, recorded by the Company's Canadian subsidiary.

For the period January 1, 2005 to April 2, 2005, the Company recorded a loss from foreign currency transactions of approximately $0.3 million. As of April 2, 2005, and December 31, 2004 accumulated other comprehensive income included a currency translation adjustment of approximately $2.4 million and $2.6 million, respectively.

STOCK OPTIONS

On February 12, 2004, Ply Gem Investment Holdings, Inc.'s Board of Directors adopted the 2004 Stock Option Plan (the "Plan") providing for grants of up to 140,494 shares of Ply Gem Investment Holdings, Inc.'s common stock under nonqualified stock options and subsequently increased the grants provided under the plan up to 184,065 shares on November 30, 2004. Employees of Ply Gem Investment Holdings, Inc. or any majority-owned subsidiary are eligible for awards, as specified in the Plan. Ply Gem Investment Holdings, Inc.'s Board of Directors or Compensation Committee retains the right to select the grantees and set the term of each award, which may not be more than ten years. Ply Gem Investment Holdings, Inc.'s Board of Directors also has the power to determine the terms of the awards granted, including the number of shares subject to each award and other matters as specified in the Plan agreement. Generally, the exercise price of an option must be at least the estimated fair market value of a share as of the grant date. Previously granted awards generally vest over five years from the date of grant.

For the periods January 23, 2004 through April 3, 2004, and January 1, 2005 through April 2, 2005 , the Company accounted for its stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                                 Ply Gem                  Ply Gem
                                                              Holdings, Inc.          Holdings, Inc.
                                                            January 23, 2004 -       January 1, 2005 -
                                                              April 3, 2004            April 2, 2005
                                                            ------------------       -----------------
                                                                    (AMOUNTS IN THOUSANDS)

Net income (loss) as reported ...........................      $      59                 $   (3,855)
Deduct: Total stock-based employee compensation
expense determined under fair-value method for all
awards, net of tax effects ..............................            (86)                        (8)
                                                               ---------                 ----------
Pro forma net income (loss) .............................      $     (27)                $   (3,863)
                                                               =========                 ==========

In connection with the Ply Gem Acquisition, all of the outstanding Class A Common Stock options issued by Nortek to Ply Gem Industries, Inc. employees were cancelled.

SALE LEASEBACK

On August 27, 2004, Ply Gem Industries, Inc. entered into a sale and leaseback transaction with net proceeds of approximately $36.0 million being used to fund a portion of the acquisition of MWM Holding, Inc. It was the Company's intention that these leases meet the criteria for a sale leaseback transaction and receive accounting treatment as operating leases. Following Ply Gem Industries' review, the original lease agreements were executed and treated as a sale leaseback transaction and were accounted for as operating leases in the Company's third quarter 2004 results. After further review in connection with the preparation of the December 31, 2004 financial statements, the Company concluded that for the periods from August 27, 2004 through October 2, 2004 (Ply Gem Holdings, Inc.'s third quarter) and from October 3, 2004 to December 31, 2004 and January 1, 2005 until an amended lease became effective, these leases did not meet the sale leaseback accounting criteria. The primary discrepancy that was identified in the leases related to default and exchange provisions contained within the original leases that resulted in prohibited forms of continuing involvement. The lease agreement was amended effective March 29, 2005 and as of the end of the first quarter, April 2, 2005, the assets and financing obligation liability have been removed from the consolidated balance sheet.

OTHER NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123R"), SHARE-BASED PAYMENT. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Due to the Security and Exchange Commission's delay of the effective date, the Company plans to adopt the provisions of SFAS 123R for the first quarter of our fiscal year ending December 31, 2006. At this time, we do not anticipate that the adoption of this statement will have a material effect on our consolidated financial position or results of operations.

CONCENTRATION OF CREDIT RISK

The accounts receivable balance related to one customer of our siding, fencing, railing and decking segment was approximately $11.7 million and $9.6 million at April 2, 2005 and December 31, 2004, respectively.


FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of the Company's financial instruments including cash and cash equivalents and long-term debt approximates their fair value. The fair value of the Company's fixed and floating-rate long-term debt was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities.

2.   PURCHASE ACCOUNTING

On February 12, 2004, Ply Gem Holdings, Inc. purchased Ply Gem Industries, Inc. from Nortek, Inc. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Ply Gem Industries, Inc. and its subsidiaries based upon fair values as of the date of the purchase. The purchase price, including approximately $4.3 million of value attributed to phantom stock issued to replace Ply Gem Industries, Inc. employees' forfeited Nortek stock options, was allocated to the assets and liabilities based on their estimated fair values.

                                                           (IN THOUSANDS)
                                                         -----------------
         Other current assets, net of cash                 $      68,357
         Inventories                                              50,293
         Property, plant and equipment                           116,626
         Trademarks/Tradenames                                    25,900
         Patents                                                  12,000
         Customer relationships                                   16,000
         Goodwill                                                381,723
         Other assets                                             38,661
         Current liabilities                                     (55,964)
         Assumed indebtedness                                    (29,473)
         Other liabilities                                       (71,114)
                                                        ------------------
         Purchase price, net of cash acquired              $     553,009


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

                                                           (IN THOUSANDS)
                                                         -----------------
         Other current assets, net of cash                 $      22,569
         Inventories                                              14,437
         Property, plant and equipment                            36,768
         Trademarks/Tradenames                                    32,500
         Customer relationships                                   82,107
         Goodwill                                                199,400
         Other assets                                             14,204
         Current liabilities                                     (30,291)
         Other liabilities                                       (35,118)
                                                         -----------------
         Purchase price, net of cash acquired              $     336,576

We have estimated the fair value of our assets and liabilities, as of the MW Acquisition date, utilizing information available at the time our consolidated financial statements were prepared. These estimates are subject to refinement until all pertinent information has been obtained.

Unaudited pro forma results of operations for the periods January 1, 2004 to February 11, 2004 and January 23, 2004 to April 3, 2004 as if both purchases had occurred at the beginning of the period is as follows:

                                     January 1, 2004      January 23, 2004
                                           to                    to
                                    February 11, 2004       April 3, 2004
                                    -----------------     ----------------
                                            (Amounts in thousands)

          Net sales                      $ 67,757            $ 107,227
          Net loss                        (3,187)              (1,926)


3.   INTANGIBLE ASSETS, GOODWILL AND OTHER LONG-LIVED ASSETS

The table that follows presents the major components of intangible assets as of April 2, 2005 and December 31, 2004:

                                            Average
                                          Amortization
                                             Period                            Accumulated          Net Carrying
                                           (i Years)           Cost            Amortization             Value
                                           ----------       ---------          ------------         ------------
                                                                (AMOUNTS IN THOUSANDS)

AS OF APRIL 2, 2005:
Patents                                        13           $  12,000            $  (1,060)           $  10,940
Trademarks/Tradenames                          15              25,900               (1,993)              23,907
Customer relationships                         15              98,000               (5,131)              92,869
                                                            ---------            ---------            ---------
Total intangible assets                                     $ 135,900            $  (8,184)           $ 127,716
                                                            =========            =========            =========

Intangible with indefinite lives:
Trademarks                                                  $  32,500            $      --            $  32,500
                                                            =========            =========            =========

AS OF DECEMBER 31, 2004:
Patents                                        13           $  12,000            $    (834)           $  11,166
Trademarks/Tradenames                          15              25,900               (1,574)              24,326
Customer relationships                         15              98,000               (3,335)              94,665
                                                            ---------            ---------            ---------
Total intangible assets                                     $ 135,900            $  (5,743)           $ 130,157
                                                            =========            =========            =========

Intangible with indefinite lives:
Trademarks                                                  $  32,500            $      --            $  32,500
                                                            =========            =========            =========


Amortization expense for the periods from January 1, 2005 to April 2, 2005 and from January 1, 2004 to February 11, 2004 and January 23, 2004 to April 3, 2004 was approximately $2.4 million, $0.2 million, and $0.4 million, respectively. Amortization expense for the remainder of 2005, and for the five succeeding fiscal years is estimated to be approximately $7.3 million, $9.8 million, $9.8 million, $9.8 million, $9.8 million, and $9.8 million, respectively.

4.   COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

                                                    January 1, 2004      January 23, 2004        January 1, 2005
                                                          to                     to                    to
                                                   February 11, 2004       April 3, 2004          April 2, 2005
                                                   -----------------     -----------------       ---------------
                                                                      (AMOUNTS IN THOUSANDS)

Net income (loss)                                     $   (3,350)            $       59            $  (3,855)
Foreign currency translation adjustment                     (375)                    (9)                (150)
                                                      ----------             ----------            ---------

Comprehensive income (loss)                           $   (3,725)            $       50            $  (4,005)
                                                      ==========             ==========            =========


5.   LONG-TERM DEBT

Long-term debt in the accompanying consolidated and combined balance sheets at December 31, 2004 and April 2, 2005 consists of the following:

                                     December 31, 2004        April 2, 2005
                                     -----------------        -------------
                                                (AMOUNTS IN THOUSANDS)

Senior term loan facility               $   304,501            $   303,651
Senior revolver credit facility                  --                 35,500
Senior subordinated notes                   360,321                360,310
Asset financing obligation                   35,769                     --
Other borrowings                              7,000                  7,000
                                         ----------             ----------
                                            707,591                706,461
Less current maturities                       2,784                  1,947
                                         ----------             ----------
                                         $  704,807             $  704,514
                                         ==========             ==========

The Company's senior credit facility with a syndicate of financial institutions and institutional lenders provides for senior secured financing of up to $381.0 million, consisting of $311.0 million of term loan facilities with a maturity of seven years after the original date of the credit agreement (February 12, 2004) and a $70.0 million revolving loan facility, including a letter of credit subfacility, with a maturity of five years. The term loan facility was drawn in full in connection with the consummation of the Ply Gem and MW Acquisitions. The term loan facilities have three tranches, originally consisting of: 1) a $170.0 million tranche under which Ply Gem Industries, Inc. is the borrower, 2) a $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower, and 3) a $111.0 million tranche under which Ply Gem Industries, Inc. is the borrower, which was added to the facility August 27, 2004, as a result of the financing for the MW acquisition.

During December 2004 we repaid the entire amount of $18.0 million which was borrowed under the revolving credit facility and at December 31, 2004 had approximately $57.1 million available borrowing capacity. Also, during December 2004 we prepaid $5.0 million of the $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower. During the first quarter of 2005 we borrowed $35.5 million under the revolving credit facility and as of April 2, 2005, we had $25.7 million of availability under our revolving credit facility.

The interest rates applicable to loans under our new senior credit facilities will be, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement. Our rates at April 2, 2005 ranged from 5.18% to 5.60%.

Our senior credit facilities (following amendments) require scheduled quarterly payments on the term loan facilities of approximately $0.5 million beginning in the quarter ended July 3, 2004 and for the next 23 calendar quarters thereafter, and payments of $45.8 million on June 30, 2010, September 30, 2010, and December 30, 2010 and $156.6 million on the maturity date, allocated pro rata between the three tranches.

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

To fund a portion of the acquisition of MWM Holding, Inc. on August 27, 2004, Ply Gem Industries, Inc. entered into a sale and leaseback transaction with net proceeds of approximately $36.0 million. Due to certain default and exchange provisions in these leases, sale/leaseback treatment was not achieved, resulting in violations to our senior credit facilities. The Company requested and received a waiver from its lenders as it related to our lease agreements in that these leases would not constitute indebtedness under Ply Gem's credit agreement for the restriction on indebtedness covenant and any lien in connection with such leases would not constitute liens for the purposes of the restriction on liens covenant through April 30, 2005 and only so long as these leases did not represent more than an aggregate of $36.0 million of financing obligations. At December 31, 2004 the Company included on its balance sheet an asset financing obligation of approximately $35.8 million. The lease agreement was amended effective March 29, 2005 and as of the end of the first quarter, April 2, 2005, the financing obligation liability and corresponding assets have been removed from the balance sheet.

The table that follows is a summary of maturities of all of the Company's long-term debt obligations due in each twelve month period after April 2, 2005:

                             (AMOUNTS IN THOUSANDS)

                 2005                                  $    1,947
                 2006                                       1,947
                 2007                                       1,947
                 2008                                       1,947
                 2009                                       1,947
                 Thereafter                               696,726
                                                       ----------
                                                       $  706,461
                                                       ==========

At April 2, 2005, approximately $8.8 million of letters of credit have been issued under our senior credit facility for the purposes of: i) approximately $7.7 million as additional security for an industrial revenue bond outstanding (included in other borrowings in the long-term debt table above) and ii) approximately $1.1 million to support our workers compensation plan at one of our subsidiaries. Further, approximately $3.2 million of letters of credit were issued apart from the senior credit facility to secure certain environmental obligations.


6.   COMMITMENTS AND CONTINGENCIES

In connection with the Ply Gem Acquisition, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the Purchase Agreement. In the event Nortek is unable to satisfy amounts due under these indemnifications then the Company would be liable. The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the Purchase Agreement. A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $9.8 million.

The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries. As of December 31, 2004 and April 2, 2005, the Company has recorded liabilities in relation to these indemnifications of approximately $13.2 million and $8.8 million, respectively, consisting of the following:

                                                       (Amounts in thousands)
                                                       2004              2005
                                                     -------            -------
Product claim liabilities                            $ 3,813            $ 3,812
Long-term lease liabilities                            5,152                847
Multiemployer pension plan withdrawal liability        4,187              4,147
                                                     -------            -------
                                                     $13,152            $ 8,806
                                                     =======            =======

The product claim liabilities of approximately $3.8 million at December 31, 2004 and April 2, 2005, represented the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage. Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries. The Company and the former subsidiary continue to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products. The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers. On February 12, 2004, in conjunction with the Ply Gem Acquisition, Nortek and the Company executed a Novation Agreement, removing the Company as the primary obligor.

The long-term lease liabilities of approximately $5.2 million and $0.8 million at December 31, 2004 and April 2, 2005, respectively, relate to the estimated amounts to be paid, net of any estimated recoveries where subleases are in place, primarily in connection with various facility leases where the Company has retained the liability for the lease agreement in connection with the sale of certain former subsidiaries that utilized the facilities. Accrued costs include base rent, additional rent for consumer price index increases as defined in the leases, taxes, utilities, insurance, repairs and maintenance and, if applicable, the estimated settlement costs to terminate the leases prior to the end of their scheduled term. The Company has recorded all long-term lease liabilities at the undiscounted gross amount expected to be paid to settle the liabilities in the future.

The multi employer pension liability of approximately $4.2 million and $4.1 million at December 31, 2004 and April 2, 2005, respectively, relates to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. ("Studley") was sold. In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the "Pension

Fund") and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund. Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund. The multiemployer pension liability represents the present value of the quarterly payment stream using a 6% discount rate as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund. The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale. Factors that affect the Company's warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.

Changes in the Company's warranty liabilities are as follows:

                                                    January 1, 2004      January 23, 2004        January 1, 2005
                                                          to                     to                    to
                                                   February 11, 2004       April 3, 2004          April 2, 2005
                                                   -----------------     -----------------       ---------------
                                                                      (AMOUNTS IN THOUSANDS)

BALANCE, BEGINNING OF PERIOD                             $  9,499              $  9,491              $ 11,095
Warranty expense provided during period                       330                   713                   552
Settlements made during period                               (338)                 (538)                 (704)
                                                         --------              --------              --------
BALANCE, END OF PERIOD                                   $  9,491              $  9,666              $ 10,943
                                                         ========              ========              ========


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

As of April 2, 2005, the Company has accrued approximately $0.8 million to cover the estimated costs of known litigation claims, including the estimated cost of legal services, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

It is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, and therefore no such estimate has been made.

7.   ACCRUED EXPENSES AND TAXES, NET AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes, net, consist of the following at December 31, 2004 and April 2, 2005:

                                         December 31, 2004      April 2, 2005
                                         -----------------      -------------
                                                (AMOUNTS IN THOUSANDS)

Insurance                                    $   4,460            $   5,258
Employee compensation and benefits              12,730               11,332
Sales and marketing                             14,396                7,795
Product warranty                                 4,040                3,734
Short-term product claim liability               2,321                2,321
Interest                                        12,134                4,609
Other, net                                      11,863                6,444
                                             ---------            ---------
                                             $  61,944            $  41,493
                                             =========            =========


Other long-term liabilities consist of the following at December 31, 2004 and April 2, 2005:

                                         December 31, 2004      April 2, 2005
                                         -----------------      -------------
                                                (AMOUNTS IN THOUSANDS)

Insurance                                    $    3,597           $   3,635
Pension liabilities                              14,454              14,199
Product warranty                                  7,055               7,209
Long-term lease liabilities                       5,152                 847
Long-term product claim liability                 1,492               1,491
Other                                               651               1,066
                                             ----------           ---------
                                             $   32,401           $  28,447
                                             ==========           =========


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

FOR THE PERIOD FROM
JANUARY 1, 2005 TO
APRIL 2, 2005
(AMOUNTS IN THOUSANDS)

                                             Siding, Fencing,
                                               Railing and          Windows
                                                 Decking           and Doors       Unallocated       Consolidated
                                             ----------------     ----------       -----------       ------------
Net sales                                       $  78,848         $  92,887         $      --        $  171,735

Income (loss) before income taxes                   3,358             4,811           (14,509)           (6,340)

Total assets                                      491,721           530,446            65,428         1,087,595


FOR THE PERIOD FROM
JANUARY 1, 2004 TO
FEBRUARY 11, 2004
(AMOUNTS IN THOUSANDS)

                                             Siding, Fencing,
                                               Railing and          Windows
                                                 Decking           and Doors       Unallocated       Consolidated
                                             ----------------     ----------       -----------       ------------
Net sales                                       $  29,546         $  11,066         $      --         $  40,612

Loss before income taxes                           (3,010)           (1,537)             (653)           (5,200)

Total assets                                      487,676            51,881           (45,943)          493,614


FOR THE PERIOD FROM
JANUARY 23, 2004 TO
APRIL 3, 2004
(AMOUNTS IN THOUSANDS)

                                             Siding, Fencing,
                                               Railing and          Windows
                                                 Decking           and Doors       Unallocated       Consolidated
                                             ----------------     ----------       -----------       ------------
Net sales                                       $  53,729         $  19,021            $   --         $  72,750

Income (loss) before income taxes                   4,398             1,400            (5,650)              148

Total assets                                      532,640           149,384            48,602           730,626

9.   GUARANTOR/NON-GUARANTOR

In connection with the financing of the Ply Gem Acquisition, Ply Gem Industries, Inc. sold $225 million of its 9% Senior Subordinated Notes due 2012 (the "Notes") and entered into $255 million of new senior credit facilities. As a result of the MW Acquisition, an additional $135 million of Notes were issued, and the size of the credit facilities was increased by $126 million. The Notes are secured by full and unconditional guarantees on a joint and several basis from certain of the Company's 100% owned subsidiaries. Accordingly, the following guarantor and non-guarantor information is presented as of April 2, 2005 and for the periods from January 1, 2005 to April 2, 2005, January 1, 2004 to February 11, 2004, and January 23, 2004 to April 3, 2004. The non-guarantor information presented represents our Canadian subsidiary.

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM JANUARY 1, 2005 TO APRIL 2, 2005

                                       Guarantor           Issuer                        Non-
                                        Ply Gem           Ply Gem       Guarantor      Guarantor
                                    Holdings, Inc.   Industries, Inc.  Subsidiaries    Subsidiary    Eliminations   Consolidated
                                    --------------   ----------------  ------------    ----------    ------------   ------------
                                                                      (Amounts in thousands)

Net Sales ........................    $      --         $      --       $ 161,136      $  10,599       $      --      $ 171,735
Cost and Expenses:
Cost of products sold ............           --                --         130,050          7,716              --        137,766
Selling, general and
   administrative expense ........           --             1,294          19,393          2,355              --         23,042
Intercompany administrative
   charges .......................           --            (6,448)          6,448             --              --             --
Amortization of intangible
   assets ........................           --                --           2,440             --              --          2,440
                                      ----------        ----------      ---------      ----------      ---------      ----------
                                             --            (5,154)        158,331         10,071              --        163,248
                                      ----------        ----------      ---------      ----------      ---------      ----------
Operating earnings ...............           --             5,154           2,805            528              --          8,487
Foreign currency loss ............           --                --              --           (304)             --           (304)
Interest expense .................           --           (13,181)           (859)          (562)             --        (14,602)
Investment income ................           --                25              51              3              --             79
                                      ----------        ----------      ---------      ----------      ---------      ----------
Income before equity in
   subsidiaries' income (loss)....           --            (8,002)          1,997           (335)             --         (6,340)
Equity in subsidiaries'
   income (loss) .................       (3,855)              946              --             --           2,909             --
                                      ----------        ----------      ---------      ----------      ---------      ----------
Income before provision
   for income taxes ..............       (3,855)           (7,056)          1,997           (335)          2,909         (6,340)
Provision (benefit) for
   income taxes ..................           --            (3,201)            840           (124)             --         (2,485)
                                      ----------        ----------      ---------      ----------      ---------      ----------
Net income (loss) ................    $  (3,855)        $  (3,855)      $   1,157      $    (211)      $   2,909      $  (3,855)
                                      ==========        ==========      =========      ==========      =========      ==========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                   CONDENSED COMBINED STATEMENT OF OPERATIONS
            FOR THE PERIOD FROM JANUARY 1, 2004 TO FEBRUARY 11, 2004


                                                  Issuer                                Non-
                                                  Ply Gem           Guarantor        Guarantor
                                              Industries, Inc.    Subsidiaries       Subsidiary      Eliminations       Combined
                                              ----------------    ------------       ----------      ------------       --------
                                                                               (Amounts in thousands)

Net Sales ...............................        $     --           $ 37,187         $  3,425         $     --         $ 40,612
Cost and Expenses:
Cost of products sold ...................              --             30,991            2,620               --           33,611
Selling, general and
   administrative expense ...............             561              6,552            1,232               --            8,345
Intercompany administrative
   charges ..............................          (3,166)             3,166               --               --               --
Amortization of intangible assets .......              --                201               --               --              201
                                                 ---------          ---------        ---------        --------         ---------
                                                   (2,605)            40,910            3,852               --           42,157
                                                 ---------          ---------        ---------        --------         ---------
Operating earnings (loss) ...............           2,605             (3,723)            (427)              --           (1,545)
Interest expense ........................             (39)            (3,645)              --               --           (3,684)
Investment income .......................              --                 18               11               --               29
                                                 ---------          ---------        ---------        --------         ---------
Income (loss) before equity in
   subsidiaries' loss ...................           2,566             (7,350)            (416)              --           (5,200)
Equity in subsidiaries' loss ............          (5,667)                --               --            5,667               --
                                                 ---------          ---------        ---------        --------         ---------
Loss before benefit for income
   taxes ................................          (3,101)            (7,350)            (416)           5,667           (5,200)
Benefit for income taxes ................              --             (1,683)            (167)              --           (1,850)
                                                 ---------          ---------        ---------        --------         ---------
Net loss ................................        $ (3,101)          $ (5,667)        $   (249)        $  5,667         $ (3,350)
                                                 =========          =========        =========        ========         =========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
              FOR THE PERIOD FROM JANUARY 23, 2004 TO APRIL 3, 2004

                                       Guarantor           Issuer                        Non-
                                        Ply Gem           Ply Gem       Guarantor      Guarantor
                                    Holdings, Inc.   Industries, Inc.  Subsidiaries    Subsidiary    Eliminations   Consolidated
                                    --------------   ----------------  ------------    ----------    ------------   ------------
                                                                      (Amounts in thousands)

Net Sales .......................      $     --        $     --         $ 67,031       $  5,719       $     --       $ 72,750
Cost and Expenses:
Cost of products sold ...........            --              --           53,813          4,056             --         57,869
Selling, general and
   administrative expense .......            --             631            7,637          1,036             --          9,304
Intercompany
   administrative charges .......            --             (80)              82             (2)            --             --
Amortization of intangible
   assets .......................            --              --              401             --             --            401
                                       --------        --------         --------       --------       ---------      --------
                                             --             551           61,933          5,090             --         67,574
                                       --------        --------         --------       --------       ---------      --------
Operating earnings ..............            --            (551)           5,098            629             --          5,176
Interest expense ................            --          (4,752)            (265)            --             --         (5,017)
Investment income ...............            --              --              (11)            --             --            (11)
                                       --------        --------         --------       --------       ---------      --------
Income before equity in
   subsidiaries' income .........            --          (5,303)           4,822            629             --            148
Equity in subsidiaries'
   income .......................            59           3,241               --             --         (3,300)            --
                                       --------        --------         --------       --------       ---------      --------
Income before provision
   for income taxes .............            59          (2,062)           4,822            629         (3,300)           148
Provision  (benefit) for
   income taxes .................            --          (2,121)           1,959            251             --             89
                                       --------        --------         --------       --------       ---------      --------
Net income ......................      $     59        $     59         $  2,863       $    378       $ (3,300)      $     59
                                       ========        ========         ========       ========       =========      ========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               AS OF APRIL 2, 2005

                                         Guarantor           Issuer                        Non-
                                          Ply Gem           Ply Gem       Guarantor      Guarantor
                                      Holdings, Inc.   Industries, Inc.  Subsidiaries    Subsidiary    Eliminations   Consolidated
                                      --------------   ----------------  ------------    ----------    ------------   ------------
                                                                      (Amounts in thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ........    $        --     $     8,584     $     8,687     $     1,210     $        --     $    18,481
Accounts receivable, net .........             --              --          66,136           5,580              --          71,716
Inventories:
   Raw materials .................             --              --          34,455           3,012              --          37,467
   Work in process ...............             --              --           3,657             998              --           4,655
   Finished goods ................             --              --          26,627           1,532              --          28,159
                                      -----------     -----------     -----------     -----------     ------------    -----------
   Total inventory ...............             --              --          64,739           5,542              --          70,281
Prepaid expenses and other
   current assets ................             --           3,521           7,780             516              --          11,817
Deferred income taxes ............             --              --          18,356              --              --          18,356
                                      -----------     -----------     -----------     -----------     ------------    -----------
      Total current assets .......             --          12,105         165,698          12,848              --         190,651
Investments in subsidiaries ......        191,401         822,615              --              --      (1,014,016)             --

PROPERTY AND EQUIPMENT, AT COST:
Land .............................             --              --           1,870             144              --           2,014
Buildings and improvements .......             --              --          14,691             525              --          15,216
Machinery and equipment ..........             --             164         105,162           2,284              --         107,610
                                      -----------     -----------     -----------     -----------     ------------    -----------
                                               --             164         121,723           2,953              --         124,840
Less accumulated depreciation ....             --             (20)        (14,429)           (447)             --         (14,896)
                                      -----------     -----------     -----------     -----------     ------------    -----------
Total property and
equipment, net ...................             --             144         107,294           2,506              --         109,944
                                      -----------     -----------     -----------     -----------     ------------    -----------

OTHER ASSETS:
Goodwill .........................             --              --         547,021          37,451              --         584,472
Intangible assets, net ...........             --              --         160,216              --              --         160,216
Intercompany note receivable .....             --          11,746              --              --         (11,746)             --
Other ............................             --          42,292              20              --              --          42,312
                                      -----------     -----------     -----------     -----------     ------------    -----------
   Total other assets ............             --          54,038         707,257          37,451         (11,746)        787,000
                                      -----------     -----------     -----------     -----------     ------------    -----------

                                      $   191,401     $   888,902     $   980,249     $    52,805     $(1,025,762)    $ 1,087,595
                                      ===========     ===========     ===========     ===========     ============    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of
   long-term debt ................    $        --     $     1,698              --     $       249     $        --     $     1,947
Accounts payable .................             --              --          45,279           2,434              --          47,713
Accrued expenses and taxes .......             --           9,126          31,292           1,075              --          41,493
                                      -----------     -----------     -----------     -----------     ------------    -----------
    Total current liabilities ....             --          10,824          76,571           3,758              --          91,153
Deferred income taxes ............             --              --          71,236             844              --          72,080
Intercompany note payable ........             --              --              --          11,746         (11,746)             --
Other long term liabilities ......             --          13,612          13,944             891              --          28,447
Long-term debt, less current
   maturities ....................             --         673,065           7,000          24,449              --         704,514
STOCKHOLDER'S EQUITY:
Preferred stock ..................             --              --              --              --              --              --
Common stock .....................             --              --              --              --              --              --
Additional paid-in-capital .......        175,427         175,427         780,974           3,677        (960,078)        175,427
Retained earnings ................         13,826          13,826          30,784           5,032         (49,642)         13,826
Accumulated other
   comprehensive income (loss) ...          2,148           2,148            (260)          2,408          (4,296)          2,148
                                      -----------     -----------     -----------     -----------     ------------    -----------

                                      $   191,401     $   888,902     $   980,249     $    52,805     $(1,025,762)    $ 1,087,595
                                      ===========     ===========     ===========     ===========     ============    ===========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004

                                         Guarantor           Issuer                        Non-
                                          Ply Gem           Ply Gem       Guarantor      Guarantor
                                      Holdings, Inc.   Industries, Inc.  Subsidiaries    Subsidiary    Eliminations   Consolidated
                                      --------------   ----------------  ------------    ----------    ------------   ------------
                                                                      (Amounts in thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..........    $        --     $     1,923     $     3,483     $     1,388     $        --     $     6,794
Accounts receivable, net ...........             --              --          59,855           5,362              --          65,217
Inventories:
   Raw materials ...................             --              --          27,555           2,950              --          30,505
   Work in process .................             --              --           3,389             871              --           4,260
   Finished goods ..................             --              --          25,186           1,545              --          26,731
                                        -----------     -----------     -----------     -----------     ------------    -----------
   Total inventory .................             --              --          56,130           5,366              --          61,496
Prepaid expenses and other
   current assets ..................             --           1,004           8,169             623              --           9,796
Deferred income taxes ..............             --              --          18,356              --              --          18,356
                                        -----------     -----------     -----------     -----------     ------------    -----------
      Total current assets .........             --           2,927         145,993          12,739              --         161,659
Investments in subsidiaries ........        195,407         810,462              --              --      (1,005,869)             --

PROPERTY AND EQUIPMENT, AT COST:
Land ...............................             --              --           4,908           2,349              --           7,257
Buildings and improvements .........             --              --          42,648           3,843              --          46,491
Machinery and equipment ............             --             158         102,738           2,266              --         105,162
                                        -----------     -----------     -----------     -----------     ------------    -----------
                                                 --             158         150,294           8,458              --         158,910
Less accumulated depreciation ......             --             (15)        (11,372)           (487)             --         (11,874)
                                        -----------     -----------     -----------     -----------     ------------    -----------
Total property and equipment,
net ................................             --             143         138,922           7,971              --         147,036
                                        -----------     -----------     -----------     -----------     ------------    -----------

OTHER ASSETS:
Goodwill ...........................             --              --         541,730          43,420              --         585,150
Intangible assets, net .............             --              --         162,657              --              --         162,657
Intercompany note receivable .......             --           9,346              --              --          (9,346)             --
Other ..............................             --          47,669             128              --              --          47,797
                                        -----------     -----------     -----------     -----------     ------------    -----------
   Total other assets ..............             --          57,015         704,515          43,420          (9,346)        795,604
                                        -----------     -----------     -----------     -----------     ------------    -----------

                                        $   195,407     $   870,547     $   989,430     $    64,130     $(1,015,215)    $ 1,104,299
                                        ===========     ===========     ===========     ===========     ============    ===========
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of
long-term debt .....................    $        --     $     1,700     $       834     $       250     $        --     $     2,784
Accounts payable ...................             --              --          32,885           1,715              --          34,600
Accrued expenses and taxes .........             --          17,125          40,232           4,587              --          61,944
                                        -----------     -----------     -----------     -----------     ------------    -----------
    Total current liabilities ......             --          18,825          73,951           6,552              --          99,328
Deferred income taxes ..............             --              --          71,463             893              --          72,356
Intercompany note payable ..........             --              --              --           9,346          (9,346)             --
Other long term liabilities ........             --          17,969          13,531             901              --          32,401
Long-term debt, less current
   maturities ......................             --         638,346          36,515          29,946              --         704,807
STOCKHOLDER'S EQUITY:
Preferred stock ....................             --              --              --              --              --              --
Common stock .......................             --              --              --              --              --              --
Additional paid-in-capital .........        175,427         175,427         767,338           9,205        (951,970)        175,427
Retained earnings ..................         17,682          17,682          26,892           4,729         (49,303)         17,682
Accumulated other
   comprehensive income (loss) .....          2,298           2,298            (260)          2,558          (4,596)          2,298
                                        -----------     -----------     -----------     -----------     ------------    -----------

                                        $   195,407     $   870,547     $   989,430     $    64,130     $(1,015,215)    $ 1,104,299
                                        ===========     ===========     ===========     ===========     ============    ===========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM JANUARY 1, 2005 TO APRIL 2, 2005

                                         Guarantor           Issuer                        Non-
                                          Ply Gem           Ply Gem       Guarantor      Guarantor
                                      Holdings, Inc.   Industries, Inc.  Subsidiaries    Subsidiary    Eliminations   Consolidated
                                      --------------   ----------------  ------------    ----------    ------------   ------------
                                                                      (Amounts in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss) ....................    $  (3,855)      $  (3,855)      $  3,892      $     255       $    (292)    $  (3,855)
ADJUSTMENTS TO RECONCILE NET
INCOME (LOSS)  TO CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:
Depreciation and amortization
    expense ..........................           --               5           6,503           110              --         6,618
Non-cash interest expense, net .......           --           1,188              --            --              --         1,188
Loss on foreign currency
    transaction ......................           --              --              --           304              --           304
Deferred income taxes ................           --              --              49           (39)             --            10
Equity in subsidiaries' net income ...        3,855          (4,147)             --            --             292            --
CHANGES IN OPERATING
   ASSETS AND LIABILITIES:
Accounts receivable, net .............           --              --          (6,281)         (267)             --        (6,548)
Inventories ..........................           --              --          (8,609)         (228)             --        (8,837)
Prepaid expenses and other
   current assets ....................           --          (2,767)            795          (175)             --        (2,147)
Accounts payable .....................           --              --          12,400           713              --        13,113
Accrued expenses and taxes ...........           --          (8,048)         (8,944)       (3,377)             --       (20,369)
Other ................................           --          (8,038)          7,937           265              --           164
                                           --------        --------        --------      --------        --------      --------
     NET CASH PROVIDED BY (USED
IN) OPERATING ACTIVITIES .............           --         (25,662)          7,742        (2,439)             --       (20,359)
CASH FLOWS USED IN INVESTING
ACTIVITIES:
Capital expenditures .................           --              (6)         (2,475)          (45)             --        (2,526)
                                           --------        --------        --------      --------        --------      --------
     NET CASH USED IN INVESTING
        ACTIVITIES ...................           --              (6)         (2,475)          (45)             --        (2,526)
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES:
Proceeds from long-term debt .........           --          35,500              --            --              --        35,500
Proceeds from intercompany
   investment ........................           --          (2,400)             --         2,400              --            --
Payments on long-term debt ...........           --            (771)            (63)          (75)             --          (909)
                                           --------        --------        --------      --------        --------      --------
    NET CASH  PROVIDED BY
FINANCING ACTIVITIES .................           --          32,329             (63)        2,325              --        34,591
                                           --------        --------        --------      --------        --------      --------
Impact of exchange rate movement
   on cash ...........................           --              --              --           (19)             --           (19)
Net increase (decrease)  in cash
   and cash equivalents ..............           --           6,661           5,204          (178)             --        11,687
Cash and cash equivalents at the
   beginning of the period ...........           --           1,923           3,483         1,388              --         6,794
                                           --------        --------        --------      --------        --------      --------
Cash and cash equivalents at the
   end of the period .................     $     --        $  8,584        $  8,687      $  1,210        $     --      $ 18,481
                                           ========        ========        ========      ========        ========      ========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                        COMBINING STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM JANUARY 1, 2004 TO FEBRUARY 11, 2004


                                             Issuer                                  Non-
                                             Ply Gem            Guarantor          Guarantor
                                         Industries, Inc.      Subsidiaries       Subsidiary        Eliminations       Combined
                                         ----------------      ------------       ----------        ------------       --------
                                                                          (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss................................      $  (3,101)          $  (5,667)          $  (249)        $     5,667     $  (3,350)
ADJUSTMENTS TO RECONCILE NET LOSS TO
CASH PROVIDED BY (USED IN) OPERATING
ACTIVITIES:
Depreciation and amortization
    expense.............................             39               1,243                91                  --         1,373
Non-cash interest expense, net..........             --                  26                --                  --            26
Deferred income taxes...................         (5,630)              3,920                --                  --        (1,710)
Equity in subsidiaries..................          5,667                  --                --              (5,667)           --
CHANGES IN OPERATING
   ASSETS AND LIABILITIES:
Accounts receivable, net................             --                 546             1,323                  --         1,869
Inventories.............................             --              (2,742)             (482)                 --        (3,224)
Prepaid expenses and other
   current assets.......................            (45)               (185)              (30)                 --          (260)
Accounts payable........................            (27)              8,194              (402)                 --         7,765
Accrued expenses and taxes..............           (820)              1,287            (1,806)                 --        (1,339)
Other...................................             --                 498                --                  --           498
                                              ---------           ---------           -------         -----------     ---------
     NET CASH  PROVIDED  BY (USED  IN)
OPERATING ACTIVITIES                             (3,917)              7,120            (1,555)                 --         1,648
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES:
Capital expenditures....................             --                (702)              (16)                 --          (718)
Change in restricted cash...............             --               1,118                --                  --         1,118
Other...................................             --                   1                (6)                 --            (5)
                                              ---------           ---------           -------         -----------     ---------
     NET CASH  PROVIDED  BY (USED  IN)
INVESTING ACTIVITIES                                 --                 417               (22)                 --           395
CASH FLOWS USED IN FINANCING
ACTIVITIES:
Payments on long-term debt..............            (35)                (54)               --                  --           (89)
Net transfers to Nortek, Inc............             --              (7,286)              (76)                 --        (7,362)
                                              ---------           ---------           -------         -----------     ---------
    NET CASH USED IN FINANCING
ACTIVITIES                                          (35)             (7,340)              (76)                 --        (7,451)
Net increase (decrease) in cash and
   cash equivalents.....................         (3,952)                197            (1,653)                 --        (5,408)
Cash and cash equivalents at the
   beginning of the period..............          3,851               2,255             2,411                  --         8,517
                                              ---------           ---------           -------         -----------     ---------
Cash and cash  equivalents  at the end
of the period...........................      $    (101)          $   2,452           $   758         $        --     $   3,109
                                              =========           =========           =======         ===========     =========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM JANUARY 23, 2004 TO APRIL 3, 2004

                                        Guarantor      Issuer
                                         Ply Gem       Ply Gem                          Non-
                                        Holdings,    Industries,     Guarantor       Guarantor
                                           Inc.          Inc.      Subsidiaries     Subsidiary     Eliminations    Consolidated
                                        ---------    -----------   -------------    -----------    ------------    ------------
                                                                       (Amounts in thousands)
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income.........................     $      59    $        59   $       4,984    $       378    $    (5,421)    $         59
ADJUSTMENTS TO RECONCILE NET
INCOME TO CASH PROVIDED BY (USED IN)
OPERATING ACTIVITIES: Depreciation
    and amortization expense.......            --              5           1,627            104             --            1,736
Write off of inventory                         --             --           1,934             --             --            1,934
Non-cash interest expense, net                 --             71              --             --             --               71
Equity in subsidiaries' net income            (59)        (5,362)             --             --          5,421               --
CHANGES IN OPERATING
   ASSETS AND LIABILITIES:
Accounts receivable, net...........            --             --         (14,600)          (730)            --          (15,330)
Inventories........................            --             --             298            301             --              599
Prepaid expenses and other
   current assets..................            --         (1,057)            378             34             --             (645)
Accounts payable...................            --            955           6,177          1,044             --            8,176
Accrued expenses and taxes.........            --          3,620          (7,745)           478             --           (3,647)
Other..............................            --          2,154           2,380              7             --            4,541
                                        ---------    -----------   -------------    -----------    -----------     ------------
     NET CASH PROVIDED BY (USED
IN) OPERATING ACTIVITIES                       --            445          (4,567)         1,616             --           (2,506)
CASH FLOWS USED IN INVESTING
ACTIVITIES:
Capital expenditures...............            --            (51)           (969)           (37)            --           (1,057)
Change in restricted cash..........            --             --          (4,570)            --             --           (4,570)
Payment for acquisitions, net of
   cash acquired...................            --       (550,866)             --             --             --         (550,866)
Other .............................            --             --             435             24             --              459
                                        ---------    -----------   -------------    -----------    -----------     ------------
     NET CASH USED IN INVESTING
        ACTIVITIES                             --       (550,917)         (5,104)           (13)            --         (556,034)
CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:
Proceeds from long-term debt.......            --        402,000              --         30,000             --          432,000
Proceeds from intercompany
   loans, net .....................            --         30,000              --        (30,000)            --               --
Payments on long-term debt.........            --             --          (4,928)            --             --           (4,928)
Equity contribution................            --        136,725              --             --             --          136,725
                                        ---------    -----------   -------------    -----------    -----------     ------------
    NET CASH  PROVIDED BY (USED
IN) FINANCING ACTIVITIES                       --        568,725          (4,928)            --             --          563,797
                                        ---------    -----------   -------------    -----------    -----------     ------------
Net increase (decrease)  in cash
   and cash equivalents............            --         18,253         (14,599)         1,603             --            5,257
Cash and cash equivalents at the
   beginning of the period.........            --             --              --             --             --               --
                                        ---------    -----------   -------------    -----------    -----------     ------------
Cash and cash equivalents at the
   end of the period...............     $      --    $    18,253   $     (14,599)   $     1,603    $        --     $      5,257
                                        =========    ===========   =============    ===========    ===========     ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited Condensed Consolidated and Combined Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Ply Gem Holdings, Inc.'s Annual Report on Form 10-K. Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" are "forward-looking statements." See "Special Note Regarding Forward-Looking Statements."

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

On August 27, 2004 Ply Gem Industries acquired all of the outstanding capital stock of MWM Holding, in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding and the selling stockholders (the "MW Acquisition"). The accompanying financial statements include the operating results of MWM Holding from August 27, 2004, the date of acquisition.

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

         COMPARABILITY. The data presented for the period ended April 3, 2004 includes predecessor data for Ply Gem Industries, Inc. from January 1, 2004 to February 11, 2004 and successor data for Ply Gem Holdings, Inc. from January 23, 2004 to April 3, 2004 and therefore those periods are not directly comparable. In addition, during the period January 23, 2004 (inception) through February 11, 2004, Ply Gem Holdings, Inc., which ultimately acquired Ply Gem Industries, Inc., conducted no operations.

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of our financial condition and results of operations are based upon our combined and consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based our historical experience, current trends and information available from other sources, as appropriate. If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates. Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory. Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at April 2, 2005 would result in a $0.8 million and $0.5 million impact upon SG&A expense and cost of products sold, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories. While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical. Our critical accounting policies include:

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

         INVENTORIES. Inventories in the accompanying consolidated and combined balance sheets are valued at the lower of cost or market. At April 2, 2005, and December 31, 2004 approximately $16.4 million and $11.7 million of total inventories, respectively, were valued on the last-in, first-out method, or "LIFO." Under the first-in, first-out method, or "FIFO," of accounting, such inventories would have been approximately $1.2 million higher at April 2, 2005 and December 31, 2004. All other inventories were valued under the FIFO method. We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

         ASSET IMPAIRMENT. In accordance with SFAS No. 144, we evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and intangible assets, based on expectations of non-discounted future cash flows for each subsidiary having a material amount of long-lived assets. If the sum of the expected non-discounted future cash flow is less than the carrying amount of all assets including SFAS No. 144 long-lived assets, we would recognize an impairment loss. Based upon our most recent analysis, we believe that no material impairment of SFAS No. 144 long-lived assets existed at April 2, 2005.

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

RESULTS OF OPERATIONS

In view of the seasonality of our business, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year. The following tables set forth our results of operations based on the amounts and the percentage relationship of the items listed to net sales for the periods indicated. However, our results of operations set forth in the tables below may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the predecessor periods presented or what will occur in the future. Unallocated cost of products sold and selling, general and administrative expenses are not material and are not discussed in the following section.

Our statement of operations data for the prior year period includes the period January 1 through February 11, 2004 for Ply Gem Industries, Inc. and the period from January 23 to April 3, 2004 for Ply Gem Holdings, Inc. The periods were prepared using different bases of accounting and therefore are not directly comparable. As a result of the Ply Gem Acquisition on February 12, 2004, we applied purchase accounting to the period January 23, 2004 through April 3, 2004.


SIDING, FENCING, RAILING AND DECKING SEGMENT

NET SALES

        Combined                                Consolidated
-------------------------     -------------------------------------------------
        Ply Gem                      Ply Gem                    Ply Gem
    Industries, Inc.              Holdings, Inc.            Holdings, Inc.
   January 1, 2004 to          January 23, 2004 to        January 1, 2005 to
   February 11, 2004              April 3, 2004              April 2, 2005
-------------------------------------------------------------------------------
                            (Amounts in thousands)

           $ 29,546                    $ 53,729                  $ 78,848

Net sales for the first quarter of 2005 decreased from the periods January 1, 2004 to February 11, 2004 and January 23, 2004 to April 3, 2004 (the "2004 periods") by approximately $4.4 million, or 5%. Net sales were lower than the prior year driven by the weak end use demand in both vinyl and metal products across all channels resulting from the harsh winter weather experienced in the Midwest and Northeast. We expect that a portion of the decrease in sales will be made up in the second and third quarters, as overall demand has not changed. In general, management believes that sales will increase as vinyl products continue to take market share from other exterior residential building products due to vinyl's low maintenance, high durability, ease of installation, energy efficiency, lower price and superior aesthetics.


COST OF PRODUCTS SOLD

        Combined                                Consolidated
-------------------------     -------------------------------------------------
        Ply Gem                      Ply Gem                    Ply Gem
    Industries, Inc.              Holdings, Inc.            Holdings, Inc.
   January 1, 2004 to          January 23, 2004 to        January 1, 2005 to
   February 11, 2004              April 3, 2004              April 2, 2005
-------------------------------------------------------------------------------
                            (Amounts in thousands)

            $ 24,281                    $ 42,299                  $ 66,044
              82.2 %                      78.7 %                    83.8 %

Cost of products sold for the first quarter of 2005 decreased from the 2004 periods by approximately $0.5 million, or 1%. The decrease in cost of products sold was primarily due to the decrease in unit sales volume. The increase in cost of products sold as a percentage of sales resulted from higher raw material costs, specifically PVC resin and aluminum, both of which saw significant increases in market prices after the first quarter of 2004. The increase in raw material costs will be partially offset in the second and third quarters when price increases to our customers are expected to come into effect.

  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Combined                                Consolidated
-------------------------     -------------------------------------------------
        Ply Gem                      Ply Gem                    Ply Gem
    Industries, Inc.              Holdings, Inc.            Holdings, Inc.
   January 1, 2004 to          January 23, 2004 to        January 1, 2005 to
   February 11, 2004              April 3, 2004              April 2, 2005
-------------------------------------------------------------------------------
                            (Amounts in thousands)

             $ 4,272                     $ 5,569                   $ 8,650
              14.5 %                      10.4 %                    11.0 %

SG&A expense for the first quarter of 2005 decreased by approximately $1.1 million from the 2004 periods. SG&A expenses decreased by approximately $0.9 million primarily as a result of the lower sales volume and by approximately $0.2 million due to administrative cost reductions. Management does not anticipate SG&A expenses as a percentage of sales to change materially going forward.


WINDOWS AND DOORS SEGMENT

NET SALES

        Combined                                Consolidated
-------------------------     -------------------------------------------------
        Ply Gem                      Ply Gem                    Ply Gem
    Industries, Inc.              Holdings, Inc.            Holdings, Inc.
   January 1, 2004 to          January 23, 2004 to        January 1, 2005 to
   February 11, 2004              April 3, 2004              April 2, 2005
-------------------------------------------------------------------------------
                            (Amounts in thousands)

            $ 11,066                    $ 19,021                  $ 92,887

Net sales for the first quarter of 2005 increased from the 2004 periods by approximately $62.8 million. The increase in net sales was primarily driven by sales of MW, which contributed $62.7 million to our net sales during the first quarter of 2005. An increase of approximately $1.5 million in sales of our Canadian subsidiary was offset by a decrease of approximately $1.4 million in sales of our US subsidiaries, including $1.0 attributable to Thermal-Gard, which ceased operations in April 2004. We are currently introducing a new line of repair and remodeling windows under our Great Lakes and Napco Window Systems brands. Management expects future sales to increase as vinyl continues to grow as the preferred material for replacement windows, and is increasingly used in new construction.


COST OF PRODUCTS SOLD

        Combined                                Consolidated
-------------------------     -------------------------------------------------
        Ply Gem                      Ply Gem                    Ply Gem
    Industries, Inc.              Holdings, Inc.            Holdings, Inc.
   January 1, 2004 to          January 23, 2004 to        January 1, 2005 to
   February 11, 2004              April 3, 2004              April 2, 2005
-------------------------------------------------------------------------------
                            (Amounts in thousands)

             $ 9,448                    $ 15,827                  $ 71,425
              85.4 %                      83.2 %                    76.9 %

Cost of products sold for the first quarter of 2005 increased by approximately $46.2 million over the 2004 periods. The increase in cost of products sold was primarily due to net sales contributed by MW which increased cost of products sold by $47.4 million. This increase is also due to approximately $1.0 million in increased costs at our Canadian subsidiary in relation to their increased sales, and is partially offset by a decrease of approximately $0.8 million due to the closing of our Thermal-Gard subsidiary during 2004. Management believes that cost of products sold as a percentage of sales in our window and doors segment will not materially change but will be favorably impacted by cost savings and synergies resulting from the MW Acquisition in August 2004.


  SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

        Combined                                Consolidated
-------------------------     -------------------------------------------------
        Ply Gem                      Ply Gem                    Ply Gem
    Industries, Inc.              Holdings, Inc.            Holdings, Inc.
   January 1, 2004 to          January 23, 2004 to        January 1, 2005 to
   February 11, 2004              April 3, 2004              April 2, 2005
-------------------------------------------------------------------------------
                            (Amounts in thousands)

             $ 3,040                     $ 3,265                  $ 14,155
              27.5 %                      17.2 %                    15.2 %

SG&A expense for the first quarter of 2005 increased by approximately $7.8 million over the 2004 periods. The increase in SG&A expense was primarily due to the addition of MW operations, which increased SG&A expenses by approximately $7.7 million. Management does not anticipate SG&A expenses as a percentage of sales to change materially going forward.

UNALLOCATED EXPENSES

INTEREST EXPENSE Interest expense for the first quarter of 2005 increased by approximately $5.9 million over the 2004 periods as a result of increased borrowings due to the Ply Gem and MW Acquisitions. Intercompany interest expense of approximately $3.5 million was incurred for the period January 1, 2004 to February 11, 2004, based on an intercompany note payable to a wholly owned subsidiary of our former parent, Nortek, which is not comparable to the 2005 debt.

INCOME TAXES The benefit for income taxes for the first quarter of 2005 increased $0.7 million over the 2004 periods, primarily as a result of the greater net loss for the 2005 period versus the 2004 periods.


LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL

Our primary cash needs are for working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our credit facility.

Net cash provided by (used in) operating activities for the first quarter of 2005 and the 2004 periods of January 1, 2004 to February 11, 2004 and January 23, 2004 to April 3, 2004 was approximately ($20.4) million, $1.6 million, and ($2.5) million, respectively. The increase in net cash used in operating activities for the 2005 period compared to the 2004 periods presented was primarily driven by the seasonal cash flow requirements of our new subsidiary, MW, and a decrease in sales caused by poor weather conditions.

Net cash provided by (used in) investing activities for the first quarter of 2005 and the 2004 periods of January 1, 2004 to February 11, 2004 and January 23, 2004 to April 3, 2004 was approximately ($2.5) million, $0.4 million, and ($556.0) million, respectively. The cash used in investing activities during the 2004 periods was driven by the cash used to fund the Ply Gem Acquisition.

Net cash provided by (used in) financing activities for the first quarter of 2005 and the 2004 periods of January 1, 2004 to February 11, 2004 and January 23, 2004 to April 3, 2004 was approximately $34.6 million, ($7.5) million and $563.8 million respectively. The increase in net cash provided by financing activities for the 2004 periods was driven by the cash provided from our new capital structure that resulted from the consummation of the Ply Gem Acquisition, which includes our senior subordinated notes, senior term loan facilities, our senior revolving credit facility, and $136.7 million of equity contribution.

Our capital expenditures for the first quarter of 2005 and the 2004 periods of January 1, 2004 to February 11, 2004 and January 23, 2004 to April 3, 2004 were approximately $2.5 million, $0.7 million and $1.1 million, respectively. The capital expenditures during the first quarter of 2005 includes expenditures of approximately $1.3 million for MW, which was purchased during the third quarter of 2004. We expect our capital expenditures in the near future to remain consistent with our expenditures in past periods.


  IMPACT OF THE PLY GEM ACQUISITION AND THE MW ACQUISITION

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our senior credit facilities. As of April 2, 2005, we had $706.5 million of indebtedness and $25.7 million of availability under our revolving credit facility. The Company's senior credit facility with a syndicate of financial institutions and institutional lenders provides for senior secured financing of up to $381.0 million, consisting of $311.0 million of term loan facilities with a maturity of seven years after the original date of the credit agreement (February 12, 2004) and a $70.0 million revolving loan facility, including a letter of credit subfacility, with a maturity of five years. The term loan facility was drawn in full in connection with the consummation of the Ply Gem and MW Acquisitions. The term loan facilities have three tranches, consisting of: i) a $170.0 million tranche under which Ply Gem Industries, Inc. is the borrower, ii) a $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower, and iii) a $111.0 million tranche under which Ply Gem Industries, Inc. is the borrower, which was added to the facility August 27, 2004, as a result of the financing for the MW acquisition. Concurrently with the Ply Gem Acquisition, Ply Gem Industries, Inc. issued $225.0 million aggregate principal amount of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc. Subsequently, in connection with the MW Acquisition, Ply Gem Industries, Inc. issued an additional $135.0 million of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc.

During December 2004, Ply Gem Industries repaid the entire amount borrowed against the revolving credit facility. Also during December 2004, Ply Gem Industries prepaid $5.0 million of the $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc. is the borrower.

During the first quarter of 2005, Ply Gem Industries borrowed $35.5 million under the revolving credit facility to fund our seasonal working capital requirements and first quarter capital expenditures.

The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs. The revolving credit facility will mature five years after the closing of the Ply Gem Acquisition and will have no scheduled amortization or commitment reductions. The term loan facilities will mature seven years after the closing of the Ply Gem Acquisition and have quarterly scheduled amortizations of $0.5 million beginning in the quarter ended July 3, 2004 and for the next 23 calendar quarters thereafter, $45.8 million on each of June 30, 2010, September 30, 2010, December 31, 2010, and $156.6 million on the maturity date.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment". SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Due to the Security and Exchange Commission's delay of the effective date, the Company plans to adopt the provisions of SFAS 123R for the first quarter of our fiscal year ending December 31, 2006. At this time, we do not anticipate that the adoption of this statement will have a material effect on our consolidated financial position or results of operations.


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


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Our principal interest rate exposure relates to the term loans outstanding under our new senior credit facilities. We have approximately $303.7 million of term loans outstanding, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin. Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $0.8 million per year. We also have a revolving credit facility which provides for borrowings of up to $70.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities. Assuming the new revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year. We are also party to several municipal loan agreements, some of which accrue interest at a variable rate. The aggregate net amount of principal outstanding on the municipal loans that is subject to a variable rate of interest is $7.0 million, as of April 2, 2005. Each quarter point increase or decrease in the interest rate on the municipal loans subject to variable rates of interest would change our interest expense by approximately $0.02 million per year. In the future we may enter into interest rate swaps, involving exchange of floating or fixed rate interest payments, to reduce our exposure to interest rate volatility.

         Our term loan facility has three tranches. Outstanding balances consist of a $168.1 million tranche under which Ply Gem Industries, Inc. is the borrower, a $110.9 million tranche under which Ply Gem Industries, Inc. is the borrower, and a $24.7 million tranche under which our Canadian subsidiary is the borrower. Because the $24.7 million Canadian loan is denominated in US dollars, and the Canadian subsidiary's functional currency is Canadian dollars, there exists a risk of currency translation gain or loss. Each quarter point increase or decrease in the currency translation rate would create a gain or loss of approximately $0.08 million.


ITEM 4.     CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 2, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

         As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, we implemented additional review procedures over the application of sale leaseback accounting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended April 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 6.     EXHIBITS

     (a) EXHIBITS

The exhibit listed below is filed as part of Form 10-Q for quarter ended April 2, 2005.

EXHIBIT NO.                        DESCRIPTION OF EXHIBIT
-----------      ---------------------------------------------------------------

     31.1 Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

     31.2 Certification by Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

     32.1 Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Filed herewith.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                         PLY GEM HOLDINGS, INC.
                                                              (Registrant)


Date:  May 16, 2005

                                                 By: /s/ Lee D. Meyer
                                                 -------------------------------
                                                                    Lee D. Meyer
                                           President and Chief Executive Officer


Date:  May 16, 2005

                                                 By: /s/ Shawn K. Poe
                                                 -------------------------------
                                                                    Shawn K. Poe
                                                           Vice President, Chief
                                      Financial Officer, Treasurer and Secretary