Form 10-Q
period 2005-07-02
PLY GEM HOLDINGS INC
filed 2005-08-15
CIK 1284807

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 2, 2005

                                       or

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

As of August 15, 2005, there were 100 shares of common stock, $0.01 par value, outstanding.

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JULY 2, 2005

                                    CONTENTS


PART I - FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Statements of Income -
             Three months ended July 2, 2005 and July 3, 2004                  2

         Condensed Consolidated and Combined Statements of Income -
             Six months ended July 2, 2005 and July 3, 2004                    3

         Condensed Consolidated Balance Sheets -
             July 2, 2005 and December 31, 2004                                4

         Condensed Consolidated and Combined Statements of Cash Flows -
             Six months ended July 2, 2005 and July 3, 2004                    5

         Notes to Condensed Consolidated and Combined Financial Statements     6

Item 2.  Management's Discussion and Analysis of Financial Condition
             And Results of Operations                                        29

Item 3.  Quantitative and Qualitative Disclosures about Market Risk           40

Item 4.  Controls and Procedures                                              40


PART II - OTHER INFORMATION

Item 6.   Exhibits                                                            41

Signatures                                                                    41

                         PART I - FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                 ------------------------------

                                                  JULY 2, 2005     JULY 3, 2004
                                                  ------------     ------------
                                                       (Amounts in thousands)

 Net Sales .....................................  $    230,303     $    153,025
 Costs and Expenses:
 Cost of products sold .........................       174,842          113,346
 Selling, general and administrative expense ...        23,692           16,386
 Amortization of intangible assets .............         2,441              625
                                                  ------------     ------------
                                                       200,975          130,357
                                                  ------------     ------------
 Operating earnings ............................        29,328           22,668
 Foreign currency loss..........................          (233)              --
 Interest expense...............................       (14,073)          (8,007)

 Investment income..............................           144               31
                                                  ------------     ------------
 Income before provision for income taxes.......        15,166           14,692

 Provision for income taxes.....................         6,058            5,550
                                                  ------------     ------------
 Net income ....................................  $      9,108     $      9,142
                                                  ============     ============

----------------------------------------

See accompanying notes to consolidated financial statements.

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                       CONSOLIDATED     CONSOLIDATED        COMBINED
                                                         PLY GEM          PLY GEM            PLY GEM
                                                      HOLDINGS, INC.   HOLDINGS, INC.   INDUSTRIES, INC.
                                                     JANUARY 1, 2005  JANUARY 23, 2004   JANUARY 1, 2004
                                                            TO               TO                TO
                                                       JULY 2, 2005     JULY 3, 2004    FEBRUARY 11, 2004
                                                     ---------------  ----------------  ------------------
                                                                     (Amounts in thousands)
Net Sales ........................................   $       402,038  $      225,775    $        40,612
Costs and Expenses:
Cost of products sold ............................           312,608         171,215             33,611
Selling, general and administrative expense ......            46,734          25,690              8,345
Amortization of intangible assets ................             4,881           1,026                201
                                                     ---------------  --------------    ---------------
                                                             364,223         197,931             42,157
                                                     ---------------  --------------    ---------------
Operating earnings ...............................            37,815          27,844             (1,545)
Foreign currency loss.............................              (537)             --                 --
Interest expense..................................           (28,675)        (13,024)            (3,684)
Investment income.................................               223              20                 29
                                                     ---------------  --------------    ---------------
Income (loss) before provision (benefit) for
   income taxes...................................             8,826          14,840             (5,200)
Provision (benefit) for income taxes..............             3,573           5,639             (1,850)
                                                     ---------------  --------------    ---------------
Net income (loss).................................   $         5,253  $        9,201    $        (3,350)
                                                     ===============  ==============    ===============

 See accompanying notes to consolidated financial statements.

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                    JULY 2,       DECEMBER 31,
                                                                                      2005            2004
                                                                                -------------     ------------
                                                                                 (Amounts in thousands, except
                                                                                          share amounts)
                                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS:
Cash and cash equivalents...................................................    $    26,607       $    6,794
Accounts receivable, less allowances of $8,101 and $7,941, respectively ..           95,216           65,217
Inventories:
    Raw materials...........................................................         37,907           30,505
    Work in process.........................................................          4,496            4,260
    Finished goods..........................................................         26,046           26,731
                                                                                -----------       ----------
    Total inventory.........................................................         68,449           61,496
Prepaid expenses and other current assets ..................................         12,462            9,796
Deferred income taxes.......................................................         19,213           18,356
                                                                                -----------       ----------
     Total current assets...................................................        221,947          161,659

PROPERTY AND EQUIPMENT:
Land........................................................................          2,013            7,257
Buildings and improvements..................................................         15,282           46,491
Machinery and equipment.....................................................        109,824          105,162
                                                                                -----------       ----------
                                                                                    127,119          158,910
Less accumulated depreciation ..............................................        (18,830)         (11,874)
                                                                                -----------       ----------
    Total property and equipment, net ......................................        108,289          147,036

OTHER ASSETS:
Goodwill....................................................................        583,781          585,150
Intangible assets, less accumulated amortization of $10,629 and $5,743,
    respectively ...........................................................        157,771          162,657
Other.......................................................................         41,049           47,797
                                                                                -----------       ----------
    Total other assets......................................................        782,601          795,604
                                                                                -----------       ----------
                                                                                $ 1,112,837     $  1,104,299
                                                                                ===========     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt .......................................    $     1,948     $      2,784
Accounts payable............................................................         63,192           34,600
Accrued expenses and taxes..................................................         62,737           61,944
                                                                                -----------       ----------
     Total current liabilities..............................................        127,877           99,328
Deferred income taxes.......................................................         71,791           72,356
Other long term liabilities.................................................         27,468           32,401
Long-term debt, less current maturities.....................................        685,517          704,807

STOCKHOLDERS' EQUITY:
Preferred stock $0.1 par, 100 shares authorized, none issued and outstanding             --               --
Common stock $0.1 par, 100 shares authorized, issued and outstanding                     --               --
Additional paid-in-capital..................................................        175,277          175,427
Retained earnings...........................................................         22,935           17,682
Accumulated other comprehensive income......................................          1,972            2,298
                                                                                -----------       ----------
     Total Stockholders' Equity.............................................        200,184          195,407
                                                                                -----------       ----------
                                                                                $ 1,112,837     $  1,104,299
                                                                                ===========     ============

See accompanying notes to consolidated financial statements.

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                         CONSOLIDATED          CONSOLIDATED            COMBINED
                                                         ------------          ------------            --------
                                                            PLY GEM              PLY GEM               PLY GEM
                                                        HOLDINGS, INC.        HOLDINGS, INC.       INDUSTRIES, INC.
                                                        JANUARY 1, 2005      JANUARY 23, 2004      JANUARY 1, 2004
                                                              TO                    TO                    TO
                                                         JULY 2, 2005          JULY 3, 2004       FEBRUARY 11, 2004
                                                         ------------          ------------       -----------------
                                                                          (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

     Net income (loss) ................................. $      5,253          $      9,201       $      (3,350)
     ADJUSTMENTS TO RECONCILE NET INCOME
        (LOSS) TO CASH PROVIDED BY (USED IN)
        OPERATING ACTIVITIES:
     Depreciation and amortization expense....                 13,005                 5,217               1,373
     Write-off of inventory.............................           --                 1,974                  --
     Non-cash interest expense, net................             2,377                     2                  26
     Loss (gain) on foreign currency transactions..               537                    --                  --
     Deferred income taxes .............................       (1,404)                   --              (1,710)
     CHANGES IN OPERATING ASSETS AND
        LIABILITIES, NET OF EFFECTS FROM
        ACQUISITIONS:
     Accounts receivable, net...........................      (30,073)              (26,668)              1,869
     Inventories .......................................       (7,050)                3,117              (3,224)
     Prepaid expenses and other current assets..........       (2,210)                 (742)               (260)
     Accounts payable...................................       28,585                 2,549               7,765
     Accrued expenses and taxes ........................          (22)               12,986              (1,339)
     Other.............................................            30                 1,535                 498
                                                         ------------          ------------       -------------
         NET CASH PROVIDED BY
           OPERATING ACTIVITIES........................         9,028                 9,171               1,648
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures..............................        (5,160)               (2,370)               (718)
     Change in restricted cash ........................            --                    --               1,118
     Acquisitions, net of cash acquired................           482              (552,196)                 --
     Other.............................................            --                    --                  (5)
                                                         ------------          ------------       -------------
         NET CASH PROVIDED BY (USED IN)
           INVESTING ACTIVITIES........................        (4,678)             (554,566)                395
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt......................        35,500               434,000                  --
     Payments on long-term debt........................       (19,894)              (14,509)                (89)
     Net transfers to former parent....................            --                    --              (7,362)

     Equity contribution (distribution)................          (150)              136,725                  --
                                                         ------------          ------------       -------------
         NET CASH PROVIDED BY (USED IN)
           FINANCING ACTIVITIES........................        15,456               556,216              (7,451)
     Impact of exchange rate movements on cash.........             7                    --                  --
                                                         ------------          ------------       -------------
     Net increase (decrease) in cash and
        cash equivalents...............................        19,813                10,821              (5,408)
     Cash and cash equivalents at the
        beginning of the period........................         6,794                    --               8,517
                                                         ------------          ------------       -------------
     Cash and cash equivalents at the
        end of the period..............................  $     26,607          $     10,821       $       3,109
                                                         ============          ============       =============

 See accompanying notes to consolidated financial statements.

        NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. ("Ply Gem" or the "Company") and the combined financial statements of Ply Gem Industries, Inc. and CWD Windows and Doors ("Ply Gem Industries, Inc.") have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005. These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from January 1, 2005 through July 2, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

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

Ply Gem Holdings, Inc., a wholly owned subsidiary of Ply Gem Investment Holdings, Inc., was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. from Nortek, Inc. (the "Ply Gem Acquisition"). The Ply Gem Acquisition was completed on February 12, 2004, as Nortek, Inc. sold Ply Gem Industries, Inc., to Ply Gem Holdings, Inc., an affiliate of Caxton-Iseman Capital, Inc., pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc., Nortek, Inc., and WDS LLC dated as of December 19, 2003, as amended (the "Purchase Agreement"). Prior to February 12, 2004, the date of the Ply Gem Acquisition, Ply Gem Holdings, Inc. had no operations and Ply Gem Industries, Inc. was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek, Inc. (collectively with subsidiaries "Nortek").

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

The accompanying financial statements include the consolidated results of operations for the Company for the period from January 23, 2004 to July 3, 2004 and January 1, 2005 to July 2, 2005, and the combined results of operations of Ply Gem Industries, Inc. for the period from January 1, 2004 to February 11, 2004, consolidated results of operations for the three month periods ended July 2, 2005 and July 3, 2004, and consolidated financial position for the Company as of July 2, 2005 and December 31, 2004. The periods presented for 2004 provide the combined operating results of Ply Gem Industries, Inc. from the beginning of the year, January 1, 2004, until the date of the Ply Gem Acquisition, February 12, 2004 (see Note 2), as well as the consolidated operating results from the date of inception of Ply Gem Holdings, Inc., January 23, 2004, through the end of the second quarter, July 3, 2004. Ply Gem Holdings, Inc. had no operations during the period from January 23 to February 11, 2004.

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

INVENTORIES

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. At July 2, 2005 and December 31, 2004, approximately $17.4 million and $11.7 million of total inventories, respectively, were valued on the last-in, first-out method ("LIFO"). Under the first-in, first-out method ("FIFO") of accounting, such inventories would have been approximately $1.2 million higher at July 2, 2005 and $1.2 million higher at December 31, 2004. All other inventories were valued under the FIFO method. The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

Upon completion of the Ply Gem Acquisition, the Company entered into two advisory agreements with an affiliate of Caxton-Iseman Capital or related parties, or the "Caxton-Iseman Party", which we refer to as the "Debt Financing Advisory Agreement" and the "General Advisory Agreement". Under the Debt Financing Advisory Agreement, we paid the Caxton-Iseman Party a debt financing arrangement and advisory fee, equal to 2.375% of the aggregate amount of the debt financing incurred in connection with the Ply Gem Acquisition ($11.4 million), in the first quarter of 2004. Also under the Debt Financing Advisory Agreement, we paid the Caxton-Iseman Party $6.4 million in the fourth quarter of 2004 in connection with the MW acquisition. Under the General Advisory Agreement, the Company paid a management fee to the Caxton-Iseman Party of approximately $0.7 million for the period from January 23, 2004 to July 3, 2004, and approximately $1.0 million for the period from January 1, 2005 to July 2, 2005. Management fees of $0.5 million and $0.7 million were paid for the three month periods ended July 3, 2004 and July 2, 2005, respectively.


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

For the period January 1, 2005 to July 2, 2005, the Company recorded a loss from foreign currency transactions of approximately $0.5 million. As of July 2, 2005, and December 31, 2004 accumulated other comprehensive income included a currency translation adjustment of approximately $2.2 million and $2.6 million, respectively.

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

For the periods January 23, 2004 through July 3, 2004, and January 1, 2005 through July 2, 2005 , the Company accounted for its stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations. No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, to stock-based employee compensation.

                                                          PLY GEM                    PLY GEM
                                                       HOLDINGS, INC.            HOLDINGS, INC.
                                                     JANUARY 1, 2005 -         JANUARY 23, 2004 -
                                                        JULY 2, 2005              JULY 3, 2004
                                                        ------------              ------------
                                                                (AMOUNTS IN THOUSANDS)
Net income as reported                                      $  5,253                  $  9,201
Deduct: Total stock-based employee compensation
expense determined under fair-value method for all
awards, net of tax effects                                       (16)                       (8)
                                                             -------                  --------
Pro forma net income                                        $  5,237                  $  9,193
                                                            ========                  ========

                                                                  THREE MONTHS ENDED
                                                        --------------------------------------
                                                        JULY 2, 2005              JULY 3, 2004
                                                                (AMOUNTS IN THOUSANDS)

Net income as reported                                       $ 9,108                  $  9,142
Deduct: Total stock-based employee compensation
expense determined under fair-value method for all
awards, net of tax effects                                        (8)                       (8)
                                                             -------                  --------
Pro forma net income                                         $ 9,100                  $  9,134
                                                             =======                  ========


SALE LEASEBACK

On August 27, 2004, Ply Gem Industries, Inc. entered into a sale and leaseback transaction with net proceeds of approximately $36.0 million being used to fund a portion of the acquisition of MWM Holding, Inc. It was the Company's intention that these leases meet the criteria for a sale leaseback transaction and receive accounting treatment as operating leases. Following Ply Gem Industries' review, the original lease agreements were executed and treated as a sale leaseback transaction and were accounted for as operating leases in the Company's third quarter 2004 results. After further review in connection with the preparation of the December 31, 2004 financial statements, the Company concluded that for the periods from August 27, 2004 through October 2, 2004 (Ply Gem Holdings, Inc.'s third quarter) and from October 3, 2004 to December 31, 2004 and January 1, 2005 until an amended lease became effective, these leases did not meet the sale leaseback accounting criteria. The primary discrepancy that was identified in the leases related to default and exchange provisions contained within the original leases that resulted in prohibited forms of continuing involvement. The lease agreement was amended effective March 29, 2005 and as of the end of the first quarter, April 2, 2005, the assets and financing obligation liability had been removed from the consolidated balance sheet and the leases are accounted for as operating leases.


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

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies the term, conditional asset retirement obligation, as used in SFAS No. 143 "Accounting for Asset Retirement Obligations," which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are evaluating the effect FIN 47 will have on our consolidated financial statements.

CONCENTRATION OF CREDIT RISK

The accounts receivable balance related to one customer of our siding, fencing, railing and decking segment was approximately $14.4 million and $9.6 million at July 2, 2005 and December 31, 2004, respectively. This customer accounted for approximately 19.0% of net sales for the six month period ended July 2, 2005 and approximately 24.3% of net sales for the year ended December 31, 2004.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of the Company's senior subordinated notes at July 2, 2005 was approximately $360.0 million. The fair value of the Company's senior subordinated notes at July 2, 2005 is estimated to be approximately $302.4 million based on available market information. The carrying value of the Company's other financial instruments approximates their fair value.


2.       PURCHASE ACCOUNTING

On February 12, 2004, Ply Gem Holdings, Inc. purchased Ply Gem Industries, Inc. from Nortek, Inc. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Ply Gem Industries, Inc. and its subsidiaries based upon fair values as of the date of the purchase. The purchase price, including approximately $4.3 million of value attributed to Ply Gem Investment Holdings, Inc. phantom stock issued to replace Ply Gem Industries, Inc. employees' forfeited Nortek stock options, was allocated to the assets and liabilities based on their estimated fair values.

                                                               (IN THOUSANDS)
                                                              ----------------
         Other current assets, net of cash                    $         68,357
         Inventories                                                    50,293
         Property, plant and equipment                                 116,626
         Trademarks/Tradenames                                          25,900
         Patents                                                        12,000
         Customer relationships                                         16,000
         Goodwill                                                      381,110
         Other assets                                                   38,661
         Current liabilities                                           (55,964)
         Assumed indebtedness                                          (29,473)
         Other liabilities                                             (71,114)
                                                              ----------------
         Purchase price, net of cash acquired                 $        552,396
                                                              ================

On August 27, 2004 Ply Gem Industries, Inc. acquired all of the outstanding shares of capital stock of MWM Holding, Inc. in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding, Inc., and the selling stockholders. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of MWM Holding Inc. and its subsidiaries based upon fair values as of the date of the purchase. The purchase price, including approximately $2.0 million of value attributed to Ply Gem Investment Holdings, Inc. phantom stock issued to replace MWM Holding, Inc. employees' forfeited MWM Holding, Inc. stock options, was allocated to the assets and liabilities based on their estimated fair values.

                                                               (IN THOUSANDS)
                                                              ----------------
         Other current assets, net of cash                    $         22,569
         Inventories                                                    14,437
         Property, plant and equipment                                  36,525
         Trademarks/Tradenames                                          32,500
         Customer relationships                                         82,107
         Goodwill                                                      199,685
         Other assets                                                   14,219
         Current liabilities                                           (30,291)
         Other liabilities                                             (35,084)
                                                              ----------------
         Purchase price, net of cash acquired                 $        336,667
                                                              ================

We have estimated the fair value of our assets and liabilities, as of the MW Acquisition date, utilizing information available at the time our consolidated financial statements were prepared. These estimates are subject to refinement until all pertinent information has been obtained.

Unaudited pro forma results of operations for the periods January 1, 2004 to February 11, 2004 and January 23, 2004 to July 3, 2004, and for the three month period ended July 3, 2004, as if both purchases had occurred at the beginning of the period is as follows:

                                      JANUARY 23, 2004        JANUARY 1, 2004
                                             TO                      TO
                                        JULY 3, 2004         FEBRUARY 11, 2004
                                        ------------         -----------------
                                              (Amounts in thousands)

       Net sales                           $ 336,909                $ 67,757
       Net income(loss)                       11,680                 (3,187)

                                               THREE MONTHS ENDED
                                                  JULY 3, 2004
                                                  ------------
                                                (Amounts in thousands)

               Net sales                             $ 227,275
               Net income                               11,717

3.       GOODWILL AND INTANGIBLE ASSETS

The table that follows presents the components of intangible assets as of July 2, 2005 and December 31, 2004:

                                          AVERAGE
                                        AMORTIZATION
                                           PERIOD                         ACCUMULATED     NET CARRYING
                                         (IN YEARS)          COST         AMORTIZATION        VALUE
                                         ----------          ----         ------------        -----
                                                                   (AMOUNTS IN THOUSANDS)
AS OF JULY 2, 2005:
Patents                                      13           $  12,000        $   (1,286)      $  10,714
Trademarks/Tradenames                        15              25,900            (2,415)         23,485
Customer relationships                       14              98,000            (6,928)         91,072
                                                          ---------        ----------       ---------
Total intangible assets                                   $ 135,900        $  (10,629)      $ 125,271
                                                          =========        ==========       =========

Intangible with indefinite lives:
Trademarks                                                $  32,500        $       --       $ 32,500

AS OF DECEMBER 31, 2004:
Patents                                      13           $  12,000        $     (834)      $  11,166
Trademarks/Tradenames                        15              25,900            (1,574)         24,326
Customer relationships                       14              98,000            (3,335)         94,665
                                                          ---------        ----------       ---------
Total intangible assets                                   $ 135,900        $   (5,743)      $ 130,157
                                                          =========        ==========       =========

Intangible with indefinite lives:
Trademarks                                                $  32,500        $       --       $  32,500
                                                          =========        ==========       =========

Amortization expense for the periods from January 1, 2005 to July 2, 2005 and from January 1, 2004 to February 11, 2004 and January 23, 2004 to July 3, 2004 was approximately $4.9 million, $0.2 million, and $1.0 million, respectively. Amortization expense for the remainder of 2005, and for the five succeeding fiscal years is estimated to be approximately $4.9 million, $9.8 million, $9.8 million, $9.8 million, $9.8 million, and $9.8 million, respectively.

Goodwill decreased by approximately $1.4 million from December 31, 2004 to July 2, 2005 due to the finalization of the working capital settlement and other purchase accounting adjustments.



4.       COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

                                            JANUARY 1, 2005   JANUARY 23, 2004    JANUARY 1, 2004
                                                   TO                TO                  TO
                                              JULY 2, 2005     JULY 3, 2004      FEBRUARY 11, 2004
                                              ------------     ------------      -----------------
                                                            (AMOUNTS IN THOUSANDS)
Net income (loss)                                  $ 5,253          $ 9,201           $ (3,350)
Foreign currency translation adjustment               (326)            (116)              (375)
                                                   -------          -------           --------
Comprehensive income (loss)                        $ 4,927          $ 9,085           $ (3,725)
                                                   =======          =======           ========

                                                   THREE MONTHS ENDED
                                             -------------------------------
                                            JULY 2, 2005        JULY 3, 2004

                                                 (AMOUNTS IN THOUSANDS)

Net income                                       $ 9,108             $ 9,142
Foreign currency translation adjustment             (175)               (107)
                                                 -------             -------
Comprehensive income                             $ 8,933             $ 9,035
                                                 =======             =======


5.       LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at July 2, 2005 and December 31, 2004 consists of the following:

                                               JULY 2, 2005   DECEMBER 31, 2004
                                               ------------   -----------------
                                                   (AMOUNTS IN THOUSANDS)

  Senior term loan facility                      $   303,166      $   304,501
  Senior revolver credit facility                     24,000               --
  Senior subordinated notes                          360,299          360,321
  Asset financing obligation                              --           35,769
  Other borrowings                                        --            7,000
                                                 -----------      -----------
                                                     687,465          707,591
  Less current maturities                              1,948            2,784
                                                 -----------      -----------
                                                  $  685,517       $  704,807
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

During the first quarter of 2005 we borrowed $35.5 million under the revolving credit facility and during the second quarter of 2005 we repaid $11.5 million. As of July 2, 2005, we had $44.9 million of availability under our revolving credit facility.

The interest rates applicable to loans under our senior credit facilities will be, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement. Our rates at July 2, 2005 ranged from 5.2% to 5.8%.

Our senior credit facilities (following amendments) require scheduled quarterly principal payments on the term loan facilities of approximately $0.5 million beginning in the quarter ended July 3, 2004 and for the next 23 calendar quarters thereafter, and payments of $45.8 million on June 30, 2010, September 30, 2010, and December 30, 2010 and $156.6 million on the maturity date, allocated pro rata between the three tranches.

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

Our senior credit facilities require that we comply on a quarterly basis with certain financial covenants, including a minimum interest coverage ratio test, a maximum leverage ratio test and a maximum capital expenditures level. Our covenants also restrict the payment of dividends, with certain exceptions, without the lenders consent in writing. The Company is also required at each year end to calculate and submit within 90 days a payment of excess cash, as defined in the Company's credit agreement. This payment will reduce the outstanding balance on the Company's term loans.

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

To fund a portion of the acquisition of MWM Holding, Inc. on August 27, 2004, Ply Gem Industries, Inc. entered into a sale and leaseback transaction with net proceeds of approximately $36.0 million. Due to certain default and exchange provisions in these leases, sale/leaseback treatment was not achieved, resulting in violations to our senior credit facilities. The Company requested and received a waiver from its lenders as it related to our lease agreements in that these leases would not constitute indebtedness under Ply Gem's credit agreement for the restriction on indebtedness covenant and any lien in connection with such leases would not constitute liens for the purposes of the restriction on liens covenant through April 30, 2005 and only so long as these leases did not represent more than an aggregate of $36.0 million of financing obligations. At December 31, 2004 the Company included on its balance sheet an asset financing obligation of approximately $35.8 million. The lease agreement was amended effective March 29, 2005 and as of the end of the first quarter, April 2, 2005, the financing obligation liability and corresponding assets have been removed from the balance sheet. The initial term of the leases is twenty years with an option to renew the lease for a ten year period following the initial term. These leases are net leases and are non-terminable. The basic annual rent is approximately $3.5 million in the first year with the annual rent being subject to adjustment for increases in the Consumer Price index upon each anniversary following the initial basic rent payment date.

The table that follows is a summary of maturities of all of the Company's long-term debt obligations due in each twelve month period after July 2, 2005:
(AMOUNTS IN THOUSANDS)


                 2005                                           $    1,948
                 2006                                                1,947
                 2007                                                1,947
                 2008                                               25,947
                 2009                                               47,224
                 Thereafter                                        608,452
                                                                ----------
                                                                $  687,465
                                                                ==========

At July 2, 2005, approximately $1.1 million of letters of credit have been issued under our senior credit facility for the purposes of supporting our workers compensation plan at one of our subsidiaries. Further, approximately $3.2 million of letters of credit were issued apart from the senior credit facility to secure certain environmental obligations.

6.       COMMITMENTS AND CONTINGENCIES


In connection with the Ply Gem Acquisition, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the Purchase Agreement. In the event Nortek is unable to satisfy amounts due under these indemnifications then the Company would be liable. The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the Purchase Agreement. A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $9.7 million.

The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries. As of July 2, 2005 and December 31, 2004, the Company has recorded liabilities included in Accrued expenses and Other long term liabilities in relation to these indemnifications of approximately $8.7 million and $13.2 million, respectively, consisting of the following:

                                                         (Amounts in thousands)

                                                      JULY 2, 2005  DEC 31, 2004
                                                      ------------  ------------
  Product claim liabilities                               $  3,805      $  3,813
  Long-term lease liabilities                                  795         5,152
  Multiemployer pension plan withdrawal liability            4,107         4,187
                                                          --------      --------
                                                          $  8,707      $ 13,152
                                                          ========      ========

The long-term lease liabilities of approximately $0.8 million and $5.2 million at July 2, 2005 and December 31, 2004, respectively, relate to the estimated amounts to be paid, net of any estimated recoveries where subleases are in place, primarily in connection with various facility leases where the Company has retained the liability for the lease agreement in connection with the sale of certain former subsidiaries that utilized the facilities. Accrued costs include base rent, additional rent for consumer price index increases as defined in the leases, taxes, utilities, insurance, repairs and maintenance and, if applicable, the estimated settlement costs to terminate the leases prior to the end of their scheduled term. The Company has recorded all long-term lease liabilities at the undiscounted gross amount expected to be paid to settle the liabilities in the future.

The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale, which is recorded in Accrued expenses and Other long term liabilities. Factors that affect the Company's warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.

Changes in the Company's warranty liabilities are as follows:

                                               JANUARY 1, 2005   JANUARY 23, 2004     JANUARY 1, 2004
                                                    TO                TO                  TO
                                                JULY 2, 2005       JULY 3, 2004     FEBRUARY 11, 2004
                                                ------------       ------------     -----------------
                                                               (AMOUNTS IN THOUSANDS)
BALANCE, BEGINNING OF PERIOD                      $  11,095           $  9,491         $  9,499
Warranty expense provided during period               1,429                713              330
Settlements made during period                       (1,527)              (538)            (338)
                                                  ---------           --------         --------
BALANCE, END OF PERIOD                            $  10,997           $  9,666         $  9,491
                                                  =========           ========         ========


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

As of July 2, 2005, the Company has accrued approximately $0.8 million in Accrued expenses to cover the estimated costs of known litigation claims, including the estimated cost of legal services, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

It is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, and therefore no such estimate has been made.


7.       ACCRUED EXPENSES, TAXES,  AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at July 2, 2005 and December 31, 2004:

                                               JULY 2, 2005    DECEMBER 31, 2004
                                               ------------    -----------------
                                                     (AMOUNTS IN THOUSANDS)

  Insurance                                      $    5,384         $    4,460
  Employee compensation and benefits                 12,844             12,730
  Sales and marketing                                12,551             14,396
  Product warranty                                    3,762              4,040
  Short-term product claim liability                  2,321              2,321
  Interest                                           12,601             12,134
  Other, net                                         13,274             11,863
                                                 ----------         ----------
                                                 $   62,737         $   61,944
                                                 ==========         ==========

Other long-term liabilities consist of
 the following at July 2, 2005 and
December 31, 2004:

                                               JULY 2, 2005    DECEMBER 31, 2004
                                               ------------    -----------------
                                                     (AMOUNTS IN THOUSANDS)

  Insurance                                      $    3,492         $    3,597
  Pension liabilities                                13,471             14,454
  Product warranty                                    7,235              7,055
  Long-term lease liabilities                           795              5,152
  Long-term product claim liability                   1,484              1,492
  Other                                                 991                651
                                                 ----------         ----------
                                                 $   27,468         $   32,401
                                                 ==========         ==========


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

The income (loss) from continuing operations before income taxes of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses. Unallocated income and expenses include items which are not directly attributed to or allocated to either of our reporting segments. Such items include interest, legal costs, corporate payroll, and unallocated finance and accounting expenses. Unallocated corporate assets include deferred financing costs, cash and certain non-operating receivables.

Following is a summary of the Company's segment information.

FOR THE  THREE MONTHS ENDED              SIDING, FENCING,
JULY 2, 2005                               RAILING AND       WINDOWS
(AMOUNTS IN THOUSANDS)                       DECKING        AND DOORS       UNALLOCATED       CONSOLIDATED
                                             -------        ---------       -----------       ------------
Net sales                                  $  110,180      $  120,123         $      --        $  230,303

Income (loss) before income taxes              15,335          14,750           (14,919)           15,166

Total assets                                  504,511         539,265            69,061         1,112,837


FOR THE  THREE MONTHS ENDED              SIDING, FENCING,
JULY 3, 2004                               RAILING AND       WINDOWS
(AMOUNTS IN THOUSANDS)                       DECKING        AND DOORS       UNALLOCATED       CONSOLIDATED
                                             -------        ---------       -----------       ------------
Net sales                                  $  111,926       $  41,099         $      --        $  153,025

Income (loss) before income taxes              17,665           5,473            (8,446)            14,692

Total assets                                  551,211         147,330            41,323           739,864


FOR THE PERIOD FROM                      SIDING, FENCING,
JANUARY 1, 2005 TO JULY 2, 2005            RAILING AND       WINDOWS
(AMOUNTS IN THOUSANDS)                       DECKING        AND DOORS       UNALLOCATED       CONSOLIDATED
                                             -------        ---------       -----------       ------------
Net sales                                  $  189,028      $  213,010         $      --        $  402,038

Income (loss) before income taxes              18,693          20,058           (29,925)            8,826

Total assets                                  504,511         539,265            69,061         1,112,837


FOR THE PERIOD FROM                      SIDING, FENCING,
JANUARY 23, 2004 TO JULY 3, 2004           RAILING AND       WINDOWS
(AMOUNTS IN THOUSANDS)                       DECKING        AND DOORS       UNALLOCATED       CONSOLIDATED
                                             -------        ---------       -----------       ------------
Net sales                                  $  165,655      $   60,120         $      --        $  225,775

Income (loss) before income taxes              23,620           6,689           (15,469)           14,840

Total assets                                  551,211         147,330            41,323           739,864

FOR THE PERIOD FROM
JANUARY 1, 2004 TO                       SIDING, FENCING,
FEBRUARY 11, 2004                          RAILING AND       WINDOWS
(AMOUNTS IN THOUSANDS)                       DECKING        AND DOORS       UNALLOCATED       CONSOLIDATED
                                             -------        ---------       -----------       ------------
Net sales                                  $   29,546      $   11,066         $      --        $   40,612

Loss before income taxes                      (3,010)         (1,537)              (653)           (5,200)

Total assets                                  487,676          51,881           (45,943)          493,614


9.   SUBSEQUENT EVENTS

On July 25, 2005, the Company entered into an amendment to its credit facility. Under the terms of the amended agreement, the Company will be permitted to use its excess cash flow and/or a portion of its revolving credit facility to repurchase up to $25.0 million aggregate principal amount of the Company's 9% senior subordinated notes due 2012. Subject to market conditions, its capital needs and other factors, the Company may from time to time purchase up to $25.0 million aggregate principal amount of its 9% senior subordinated notes due 2012 in market transactions, privately negotiated sales or other transactions.

10.  GUARANTOR / NON-GUARANTOR

In connection with the financing of the Ply Gem Acquisition, Ply Gem Industries, Inc. sold $225 million of its 9% senior subordinated notes due 2012 and entered into $255 million of new senior credit facilities. As a result of the MW Acquisition, an additional $135 million of senior subordinated notes were issued, and the size of the credit facilities was increased by $126 million. The senior subordinated notes due 2012 are secured by full and unconditional guarantees on a joint and several basis from certain of the Company's 100% owned subsidiaries. Accordingly, the following guarantor and non-guarantor information is presented as of July 2, 2005 and for the periods from January 1, 2005 to July 2, 2005, January 1, 2004 to February 11, 2004, and January 23, 2004 to July 3, 2004. The non-guarantor information presented represents our Canadian subsidiary.

                                                        PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                                     CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                     FOR THE THREE MONTH PERIOD ENDED JULY 2, 2005

                                   GUARANTOR       ISSUER
                                    PLY GEM        PLY GEM                        NON-
                                    HOLDINGS,    INDUSTRIES,     GUARANTOR      GUARANTOR
                                      INC.           INC.       SUBSIDIARIES    SUBSIDIARY    ELIMINATIONS  CONSOLIDATED
                                      ----           ----       ------------    ----------    ------------  ------------
                                                                 (Amounts in thousands)
Net Sales........................  $    --        $     --        $ 215,232     $   15,071     $       --     $ 230,303
Costs and Expenses:
Cost of products sold ...........       --              --          164,561         10,281             --       174,842
Selling, general and
    administrative expense ......       --           1,599           19,615          2,478             --        23,692
Intercompany administrative
    charges......................       --          (8,610)           8,610             --             --            --
Amortization of intangible assets       --              --            2,441             --             --         2,441
                                   -------        --------        ---------     ----------     ----------     ---------
                                        --          (7,011)         195,227         12,759             --       200,975
                                   -------        --------        ---------     ----------     ----------     ---------
Operating earnings ..............       --           7,011           20,005          2,312             --        29,328
Foreign currency loss ...........       --              --               --           (233)            --          (233)
Interest expense, net............       --         (13,382)             (98)          (593)            --       (14,073)
Investment income................       --              64               67             13             --           144
                                   -------        --------        ---------     ----------     ----------     ---------
Income (loss) before equity in
   subsidiaries' income..........       --          (6,307)          19,974          1,499             --        15,166
Equity in subsidiaries' income...    9,108          12,892               --             --        (22,000)           --
                                   -------        --------        ---------     ----------     ----------     ---------
Income before provision
   (benefit) for income taxes....    9,108           6,585           19,974          1,499        (22,000)       15,166
Provision (benefit) for income
   taxes.........................       --          (2,523)           8,062            519             --         6,058
                                   -------        --------        ---------     ----------     ----------     ---------
Net income.......................  $ 9,108        $  9,108        $  11,912     $      980     $  (22,000)    $   9,108
                                   =======        ========        =========     ==========     ==========     =========

                                                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                  FOR THE THREE MONTH PERIOD ENDED JULY 3, 2004

                                   GUARANTOR       ISSUER
                                    PLY GEM        PLY GEM                         NON-
                                  HOLDINGS,     INDUSTRIES,     GUARANTOR       GUARANTOR
                                     INC.           INC.       SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                     ----           ----       ------------     ----------    ------------   ------------
                                                                 (Amounts in thousands)
Net Sales........................  $    --        $     --        $ 140,786     $   12,239     $       --     $ 153,025
Costs and Expenses:
Cost of products sold ...........       --              --          105,282          8,064             --       113,346
Selling, general and
    administrative expense ......       --           1,012           13,242          2,132             --        16,386
Intercompany administrative
    charges......................       --          (8,540)           8,540             --             --            --
Amortization of intangible assets       --              --              625             --             --           625
                                   -------        --------        ---------     ----------     ----------     ---------
                                        --          (7,528)         127,689         10,196             --       130,357
                                   -------        --------        ---------     ----------     ----------     ---------
Operating earnings ..............       --           7,528           13,097          2,043             --        22,668
Interest expense, net............       --          (7,663)             601           (945)            --        (8,007)
Investment income................       --              --               31             --             --            31
                                   -------        --------        ---------     ----------     ----------     ---------
Income (loss) before equity in
   subsidiaries' income..........       --            (135)          13,729          1,098             --        14,692
Equity in subsidiaries' income...    9,142           9,223               --             --        (18,365)           --
                                   -------        --------        ---------     ----------     ----------     ---------
Income before provision
   (benefit) for income taxes....    9,142           9,088           13,729          1,098        (18,365)       14,692
Provision (benefit) for income
   taxes.........................       --             (54)           5,165            439             --          5,550
                                   -------        --------        ---------     ----------     ----------     ---------
Net income.......................  $ 9,142        $  9,142        $   8,564     $      659     $  (18,365)    $   9,142
                                   =======        ========        =========     ==========     ==========     =========

                                                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                               FOR THE PERIOD FROM JANUARY 1, 2005 TO JULY 2, 2005

                                   GUARANTOR       ISSUER
                                    PLY GEM        PLY GEM                         NON-
                                  HOLDINGS,     INDUSTRIES,     GUARANTOR       GUARANTOR
                                     INC.           INC.       SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                     ----           ----       ------------     ----------    ------------   ------------
                                                                 (Amounts in thousands)
Net Sales........................  $     -        $      -        $ 376,368     $   25,670     $        -     $ 402,038
Costs and Expenses:
Cost of products sold ...........        -               -          294,611         17,997              -       312,608
Selling, general and
    administrative expense.......        -           2,893           39,008          4,833              -        46,734
Intercompany administrative
    charges......................        -         (15,058)          15,058              -              -             -
Amortization of intangible assets        -               -            4,881              -              -         4,881
                                   -------        --------        ---------     ----------     ----------     ---------
                                         -         (12,165)         353,558         22,830              -       364,223
                                   -------        --------        ---------     ----------     ----------     ---------
Operating earnings ..............        -          12,165           22,810          2,840              -        37,815
Foreign currency loss............        -               -                -           (537)             -          (537)
Interest expense, net............        -         (26,563)            (957)        (1,155)             -       (28,675)
Investment income................        -              89              118             16              -           223
                                   -------        --------        ---------     ----------     ----------     ---------
Income (loss) before equity in
   subsidiaries' income..........        -         (14,309)          21,971          1,164              -         8,826
Equity in subsidiaries' income...    5,253          13,838                -              -        (19,091)            -
                                   -------        --------        ---------     ----------     ----------     ---------
Income (loss) before provision
   (benefit) for income taxes....    5,253            (471)          21,971          1,164        (19,091)        8,826
Provision (benefit) for income
   taxes.........................        -          (5,724)           8,901            396              -         3,573
                                   -------        --------        ---------     ----------     ----------     ---------
Net income (loss)................  $ 5,253        $  5,253        $  13,070     $      768     $  (19,091)    $   5,253
                                   =======        ========        =========     ==========     ==========     =========

                                                      PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                                    CONDENSED COMBINED STATEMENT OF OPERATIONS
                                             FOR THE PERIOD FROM JANUARY 1, 2004 TO FEBRUARY 11, 2004

                                           ISSUER
                                          PLY GEM                           NON-
                                        INDUSTRIES,      GUARANTOR       GUARANTOR
                                            INC.        SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS      COMBINED
                                            ----        ------------     ----------     ------------      --------
                                                                   (Amounts in thousands)
Net Sales.............................    $     --       $  37,187       $   3,425        $      --      $  40,612
Costs and Expenses:
Cost of products sold ................          --          30,991           2,620               --         33,611
Selling, general and
    administrative expense ...........         561           6,552           1,232               --          8,345
Intercompany administrative
    charges...........................      (3,166)          3,166              --               --             --
Amortization of intangible assets               --             201              --               --            201
                                          --------       ---------       ---------        ---------      ---------
                                            (2,605)         40,910           3,852               --         42,157
                                          --------       ---------       ---------        ---------      ---------
Operating earnings (loss).............       2,605          (3,723)           (427)              --         (1,545)
Interest expense, net.................         (39)         (3,645)             --               --         (3,684)
Investment income.....................          --              18              11               --             29
                                          --------       ---------       ---------        ---------      ---------
Income (loss) before equity in
   subsidiaries' (loss) ..............       2,566          (7,350)           (416)              --         (5,200)
Equity in subsidiaries' loss..........      (5,667)             --              --            5,667             --
                                          --------       ---------       ---------        ---------      ---------
Loss before benefit for income
   taxes..............................      (3,101)         (7,350)           (416)           5,667         (5,200)
Benefit for income taxes..............          --          (1,683)           (167)              --         (1,850)
                                          --------       ---------       ---------        ---------      ---------
Net loss .............................    $ (3,101)      $  (5,667)      $    (249)       $   5,667      $  (3,350)
                                          ========       =========       =========        =========      =========

                                                        PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                                    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                 FOR THE PERIOD FROM JANUARY 23, 2004 TO JULY 3, 2004

                                   GUARANTOR       ISSUER
                                    PLY GEM        PLY GEM                         NON-
                                  HOLDINGS,     INDUSTRIES,     GUARANTOR       GUARANTOR
                                     INC.           INC.       SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                     ----           ----       ------------     ----------    ------------   ------------
                                                                 (Amounts in thousands)
Net Sales........................  $    --        $     --        $ 207,817     $   17,958     $       --     $ 225,775
Costs and Expenses:
Cost of products sold ...........       --              --          159,095         12,120             --       171,215
Selling, general and
    administrative expense ......       --           1,643           20,879          3,168             --        25,690
Intercompany administrative
    charges......................       --          (8,620)           8,620             --             --            --
Amortization of intangible assets       --               8            1,018             --             --         1,026
                                   -------        --------        ---------     ----------     ----------     ---------
                                        --          (6,969)         189,612         15,288             --       197,931
                                   -------        --------        ---------     ----------     ----------     ---------
Operating earnings ..............       --           6,969           18,205          2,670             --        27,844
Interest expense, net............       --         (11,547)            (532)          (945)            --       (13,024)
Investment income................       --              --               20             --             --            20
                                   -------        --------        ---------     ----------     ----------     ---------
Income (loss) before equity in
   subsidiaries' income..........       --          (4,578)          17,693          1,725             --        14,840
Equity in subsidiaries' income...    9,201          11,876               --             --        (21,077)           --
                                   -------        --------        ---------     ----------     ----------     ---------
Income before provision
   (benefit) for income taxes....    9,201           7,298           17,693          1,725        (21,077)       14,840
Provision (benefit) for income
   taxes.........................       --          (1,903)           6,852            690             --         5,639
                                   -------        --------        ---------     ----------     ----------     ---------
Net loss ........................  $ 9,201        $  9,201        $  10,841     $    1,035     $  (21,077)    $   9,201
                                   =======        ========        =========     ==========     ==========     =========

                                        PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                                          CONDENSED CONSOLIDATED BALANCE SHEET
                                                   AS OF JULY 2, 2005

                                   GUARANTOR       ISSUER
                                    PLY GEM        PLY GEM                         NON-
                                  HOLDINGS,     INDUSTRIES,     GUARANTOR       GUARANTOR
                                     INC.           INC.       SUBSIDIARIES     SUBSIDIARY    ELIMINATIONS   CONSOLIDATED
                                     ----           ----       ------------     ----------    ------------   ------------
                                                                 (Amounts in thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents......    $      --     $   16,881       $   5,512     $    4,214     $        --    $    26,607
Accounts receivable, net.........         --             --          87,674          7,542              --         95,216
Inventories:
   Raw materials.................         --             --          35,300          2,607              --         37,907
   Work in process...............         --             --           3,233          1,263              --          4,496

   Finished goods................         --             --          24,169          1,877              --         26,046
                                   ---------     ----------       ---------     ----------     -----------    -----------
   Total inventory...............         --             --          62,702          5,747              --         68,449
Prepaid expenses and other
   current assets................         --          2,791           9,123            548              --         12,462

Deferred income taxes............         --             --          19,213             --              --         19,213
                                   ---------     ----------       ---------     ----------     -----------    -----------
     Total current assets........         --         19,672         184,224         18,051              --        221,947
Investments in subsidiaries......    200,184        821,761              --             --      (1,021,945)            --
PROPERTY AND EQUIPMENT, AT
COST:
Land.............................         --             --           1,870            143              --          2,013
Buildings and improvements.......         --            136          14,563            583              --         15,282
Machinery and equipment..........         --             30         107,337          2,457              --        109,824
                                   ---------     ----------       ---------     ----------     -----------    -----------
                                          --            166         123,770          3,183              --        127,119
Less accumulated depreciation ...         --            (24)        (18,250)          (556)             --        (18,830)
                                   ---------     ----------       ---------     ----------     -----------    -----------
Total property and equipment,
   net...........................         --            142         105,520          2,627              --        108,289
OTHER ASSETS:
Goodwill.........................         --             --         545,255         38,526              --        583,781
Intangible assets, net...........         --             --         157,771             --              --        157,771
Intercompany note receivable.....         --         11,746              --             --         (11,746)            --
Other............................         --         40,864             185             --              --         41,049
                                   ---------     ----------       ---------     ----------     -----------    -----------
    Total other assets...........         --         52,610         703,211         38,526         (11,746)       782,601
                                   ---------     ----------       ---------     ----------     -----------    -----------
                                   $ 200,184     $  894,185       $ 992,955     $   59,204     $(1,033,691)   $ 1,112,837
                                   =========     ==========       =========     ==========     ===========    ===========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term
   debt..........................  $      --     $    1,698       $      --     $      250     $        --    $     1,948
Accounts payable.................         --            247          57,926          5,019              --         63,192
Accrued expenses and taxes.......         --         17,418          43,306          2,013              --         62,737
                                   ---------     ----------       ---------     ----------     -----------    -----------
     Total current liabilities...         --         19,363         101,232          7,282              --        127,877
Deferred income taxes............         --             --          71,021            770              --         71,791
Intercompany note payable........         --             --              --         11,746         (11,746)            --
Other long term liabilities......         --         13,509          13,075            884              --         27,468
Long-term debt, less current
   maturities....................         --        661,129              --         24,388              --        685,517
STOCKHOLDER'S EQUITY:
Preferred stock..................         --             --              --             --              --             --
Common stock.....................         --             --              --             --              --             --
Additional paid-in-capital.......    175,277        175,277         777,103          5,891        (958,271)       175,277
Retained earnings................     22,936         22,936          30,784          6,012         (59,732)        22,936
Accumulated other
   comprehensive income (loss)...      1,971          1,971            (260)         2,231          (3,942)         1,971
                                   ---------     ----------       ---------     ----------     -----------    -----------
                                   $ 200,184     $  894,185       $ 992,955     $   59,204     $(1,033,691)   $ 1,112,837
                                   =========     ==========       =========     ==========     ===========    ===========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2004

                                             GUARANTOR      ISSUER
                                              PLY GEM      PLY GEM                         NON-
                                             HOLDINGS,   INDUSTRIES,     GUARANTOR      GUARANTOR
                                                INC.         INC.       SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                            ----------   -----------    -----------     ----------   ------------   ------------
                                                                          (Amounts in thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents ..............    $       --    $    1,923     $    3,483     $    1,388    $        --     $    6,794
Accounts receivable, net ...............            --            --         59,855          5,362             --         65,217

Inventories:
   Raw materials .......................            --            --         27,555          2,950             --         30,505
   Work in process .....................            --            --          3,389            871             --          4,260
   Finished goods ......................            --            --         25,186          1,545             --         26,731
                                            ----------    ----------     ----------     ----------    -----------     ----------
   Total inventory .....................            --            --         56,130          5,366             --         61,496

Prepaid expenses and other
   current assets ......................            --         1,004          8,169            623             --          9,796
Deferred income taxes ..................            --            --         18,356             --             --         18,356
                                            ----------    ----------     ----------     ----------    -----------     ----------
     Total current assets ..............            --         2,927        145,993         12,739             --        161,659

Investments in subsidiaries ............       195,407       810,462             --             --     (1,005,869)            --

PROPERTY AND EQUIPMENT, AT
COST:
Land ...................................            --            --          4,908          2,349             --          7,257
Buildings and improvements .............            --            --         42,648          3,843             --         46,491
Machinery and equipment ................            --           158        102,738          2,266             --        105,162
                                            ----------    ----------     ----------     ----------    -----------     ----------
                                                    --           158        150,294          8,458             --        158,910
Less accumulated depreciation ..........            --           (15)       (11,372)          (487)            --        (11,874)
                                            ----------    ----------     ----------     ----------    -----------     ----------

Total property and equipment, net ......            --           143        138,922          7,971             --        147,036

OTHER ASSETS:
Goodwill ...............................            --            --        541,730         43,420             --        585,150
Intangible assets, net .................            --            --        162,657             --             --        162,657
Intercompany note receivable ...........            --         9,346             --             --         (9,346)            --
Other ..................................            --        47,669            128             --             --         47,797
                                            ----------    ----------     ----------     ----------    -----------     ----------
    Total other assets .................            --        57,015        704,515         43,420         (9,346)       795,604
                                            ----------    ----------     ----------     ----------    -----------     ----------
                                            $  195,407    $  870,547     $  989,430     $   64,130    $(1,015,215)    $1,104,299
                                            ==========    ==========     ==========     ==========    ===========     ==========

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES:
Current maturities of long-term debt ...            --         1,700            834            250             --          2,784
Accounts payable .......................            --            --         32,885          1,715             --         34,600
Accrued expenses and taxes .............            --        17,125         40,232          4,587             --         61,944
                                            ----------    ----------     ----------     ----------    -----------     ----------
     Total current liabilities .........            --        18,825         73,951          6,552             --         99,328

Deferred income taxes ..................            --            --         71,463            893             --         72,356
Intercompany note payable ..............            --            --             --          9,346         (9,346)            --
Other long term liabilities ............            --        17,969         13,531            901             --         32,401
Long-term debt, less current
   maturities ..........................            --       638,346         36,515         29,946             --        704,807

STOCKHOLDER'S EQUITY:
Preferred stock ........................            --            --             --             --             --             --
Common stock ...........................            --            --             --             --             --             --
Additional paid-in-capital .............       175,427       175,427        767,338          9,205       (951,970)       175,427
Retained earnings ......................        17,682        17,682         26,892          4,729        (49,303)        17,682
Accumulated other
   comprehensive income (loss) .........         2,298         2,298           (260)         2,558         (4,596)         2,298
                                            ----------    ----------     ----------     ----------    -----------     ----------
                                            $  195,407    $  870,547     $  989,430     $   64,130    $(1,015,215)    $1,104,299
                                            ==========    ==========     ==========     ==========    ===========     ==========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
               FOR THE PERIOD FROM JANUARY 1, 2005 TO JULY 2, 2005

                                               GUARANTOR       ISSUER
                                                PLY GEM       PLY GEM                         NON-
                                               HOLDINGS,     INDUSTRIES,    GUARANTOR      GUARANTOR
                                                  INC.           INC.      SUBSIDIARIES    SUBSIDIARY   ELIMINATIONS   CONSOLIDATED
                                               ---------     -----------   ------------    ----------   ------------   ------------
                                                                              (Amounts in thousands)

CASH FLOWS FROM OPERATING
ACTIVITIES:
Net income (loss) ...........................  $   5,253     $   5,253      $  13,070      $     768      $ (19,091)     $   5,253

ADJUSTMENTS TO RECONCILE NET
INCOME (LOSS) TO CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:

Depreciation and amortization expense .......         --             9         12,775            221             --         13,005
Non-cash interest expense, net ..............         --         2,377             --             --             --          2,377
Loss on foreign currency transaction ........         --            --             --            537             --            537
Deferred income taxes .......................         --         3,576         (5,342)           362             --         (1,404)
Equity in subsidiaries' net income ..........     (5,253)      (13,838)            --             --         19,091             --

CHANGES IN OPERATING ASSETS AND LIABILITIES:

Accounts receivable, net ....................         --            --        (27,819)        (2,254)            --        (30,073)
Inventories .................................         --            --         (6,572)          (478)            --         (7,050)
Prepaid expenses and other current assets ...         --        (1,790)          (508)            88             --         (2,210)
Accounts payable ............................         --            --         25,282          3,303             --         28,585
Accrued expenses and taxes ..................         --          (108)         2,555         (2,469)            --            (22)
Other .......................................         --          (767)            (2)           799             --             30
                                               ---------     ---------      ---------      ---------      ---------      ---------

    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES ....................         --        (5,288)        13,439            877             --          9,028

CASH FLOWS USED IN INVESTING ACTIVITIES:

Capital expenditures ........................         --            (8)        (4,831)          (321)            --         (5,160)
Acquisitions, net of cash acquired ..........         --            --            482             --             --            482
                                               ---------     ---------      ---------      ---------      ---------      ---------

    NET CASH USED IN
    INVESTING ACTIVITIES ....................         --            (8)        (4,349)          (321)            --         (4,678)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Proceeds from long-term debt ................         --        35,500             --             --             --         35,500
Proceeds from intercompany investment .......         --        (2,400)            --          2,400             --             --
Payments on long-term debt ..................         --       (12,696)        (7,061)          (137)            --        (19,894)
Return of equity contribution ...............         --          (150)            --             --             --           (150)
                                               ---------     ---------      ---------      ---------      ---------      ---------

    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES ....................         --        20,254         (7,061)         2,263             --         15,456

Impact of exchange rate movement on cash ....         --            --             --              7             --              7
                                               ---------     ---------      ---------      ---------      ---------      ---------
Net increase (decrease) in cash and
    cash equivalents ........................         --        14,958          2,029          2,826             --         19,813
Cash and cash equivalents at the
    beginning of the period .................         --         1,923          3,483          1,388             --          6,794
                                               ---------     ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at the end
    of the period ...........................  $      --     $  16,881      $   5,512      $   4,214      $      --      $  26,607
                                               =========     =========      =========      =========      =========      =========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                        COMBINING STATEMENT OF CASH FLOWS
            FOR THE PERIOD FROM JANUARY 1, 2004 TO FEBRUARY 11, 2004

                                                           ISSUER
                                                          PLY GEM                           NON-
                                                         INDUSTRIES,     GUARANTOR       GUARANTOR
                                                             INC.       SUBSIDIARIES     SUBSIDIARY     ELIMINATIONS   COMBINED
                                                         ----------     -----------      ----------     ------------   --------
                                                                                 (Amounts in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss .............................................    $  (3,101)     $  (5,667)     $    (249)     $   5,667      $  (3,350)

ADJUSTMENTS TO RECONCILE NET
LOSS TO CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:

Depreciation and amortization expense ................           39          1,243             91             --          1,373
Non-cash interest expense, net .......................           --             26             --             --             26
Deferred income taxes ................................       (5,630)         3,920             --             --         (1,710)
Equity in subsidiaries ...............................        5,667             --             --         (5,667)            --

CHANGES IN OPERATING  ASSETS AND LIABILITIES:

Accounts receivable, net .............................           --            546          1,323             --          1,869
Inventories ..........................................           --         (2,742)          (482)            --         (3,224)
Prepaid expenses and other current assets ............          (45)          (185)           (30)            --           (260)
Accounts payable .....................................          (27)         8,194           (402)            --          7,765
Accrued expenses and taxes ...........................         (820)         1,287         (1,806)            --         (1,339)
Other ................................................           --            498             --             --            498
                                                          ---------      ---------      ---------      ---------      ---------
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES .............................       (3,917)         7,120         (1,555)            --          1,648

CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES:

Capital expenditures .................................           --           (702)           (16)            --           (718)
Change in restricted cash ............................           --          1,118             --             --          1,118
Other ................................................           --              1             (6)            --             (5)
                                                          ---------      ---------      ---------      ---------      ---------
    NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES .............................           --            417            (22)            --            395

CASH FLOWS USED IN FINANCING ACTIVITIES:

Payments on long-term debt ...........................          (35)           (54)            --             --            (89)
Net transfers to former parent .......................           --         (7,286)           (76)            --         (7,362)
                                                          ---------      ---------      ---------      ---------      ---------

    NET CASH USED IN FINANCING ACTIVITIES ............          (35)        (7,340)           (76)            --         (7,451)

Net increase (decrease) in cash and cash equivalents..       (3,952)           197         (1,653)            --         (5,408)
Cash and cash equivalents at the beginning of
    the period .......................................        3,851          2,255          2,411             --          8,517
                                                          ---------      ---------      ---------      ---------      ---------
Cash and cash equivalents at the end
    of the period ....................................    $    (101)     $   2,452      $     758      $      --      $   3,109
                                                          =========      =========      =========      =========      =========

                     PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATING STATEMENT OF CASH FLOWS
              FOR THE PERIOD FROM JANUARY 23, 2004 TO JULY 3, 2004

                                                  GUARANTOR       ISSUER
                                                   PLY GEM       PLY GEM                        NON-
                                                  HOLDINGS,     INDUSTRIES,    GUARANTOR     GUARANTOR
                                                     INC.           INC.      SUBSIDIARIES   SUBSIDIARY  ELIMINATIONS  CONSOLIDATED
                                                  ---------     -----------   ------------   ----------  ------------  ------------
                                                                              (Amounts in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income .....................................  $   9,201     $   9,201     $  10,841     $   1,035     $ (21,077)    $   9,201

ADJUSTMENTS TO RECONCILE NET
INCOME TO CASH PROVIDED BY
(USED IN) OPERATING ACTIVITIES:

Depreciation and amortization expense ..........         --            89         4,842           286            --         5,217
Write off of inventory .........................         --            --         1,974            --            --         1,974
Non-cash interest expense, net .................         --           894          (892)           --            --             2
Deferred income taxes ..........................         --        (1,903)        1,903            --            --            --
Equity in subsidiaries' net income .............     (9,201)      (11,876)           --            --        21,077            --

CHANGES IN OPERATING ASSETS AND LIABILITIES

Accounts receivable, net .......................         --            --       (24,662)       (2,006)           --       (26,668)
Inventories ....................................         --            --         3,292          (175)           --         3,117
Prepaid expenses and other current assets ......         --            16          (636)         (122)           --          (742)
Accounts payable ...............................         --            --           740         1,809            --         2,549
Accrued expenses and taxes .....................         --         1,419        10,065         1,502            --        12,986
Other ..........................................         --          (101)        1,591            45            --         1,535
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITIES .......................         --        (2,261)        9,058         2,374            --         9,171

CASH FLOWS USED IN INVESTING ACTIVITIES:

Capital expenditures ...........................         --           (76)       (2,107)         (187)           --        (2,370)
Payment for acquisitions, net of cash acquired .         --      (552,196)           --            --            --      (552,196)
                                                  ---------     ---------     ---------     ---------     ---------     ---------

    NET CASH USED IN INVESTING ACTIVITIES ......         --      (552,272)       (2,107)         (187)           --      (554,566)

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:

Proceeds from long-term debt ...................         --       404,000            --        30,000            --       434,000
Transfers with subsidiaries ....................         --        18,779        11,221       (30,000)           --            --
Payments on long-term debt .....................         --          (644)      (13,790)          (75)           --       (14,509)
Equity contribution ............................         --       136,725            --            --            --       136,725
                                                  ---------     ---------     ---------     ---------     ---------     ---------
    NET CASH PROVIDED BY (USED IN)
    FINANCING ACTIVITIES .......................         --       558,860        (2,569)          (75)           --       556,216

Net increase (decrease) in cash
    and cash equivalents .......................         --         4,327         4,382         2,112            --        10,821
Cash and cash equivalents at the
    beginning of the period ....................         --            --            --            --            --            --
                                                  ---------     ---------     ---------     ---------     ---------     ---------
Cash and cash equivalents at the end
    of the period ..............................  $      --     $   4,327     $   4,382     $   2,112     $      --     $  10,821
                                                  =========     =========     =========     =========     =========     =========

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

Ply Gem Holdings, a wholly owned subsidiary of Ply Gem Investment Holdings, Inc., was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. from Nortek (the "Ply Gem Acquisition"). The Ply Gem Acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries, to Ply Gem Holdings, pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc., Nortek, Inc., and WDS LLC dated as of December 19, 2003, as amended. Prior to February 12, 2004, the date of the Ply Gem Acquisition, Ply Gem Holdings, had no operations and Ply Gem Industries, was a wholly-owned subsidiary of WDS LLC, which was a wholly-owned subsidiary of Nortek.

On August 27, 2004 Ply Gem Industries acquired all of the outstanding capital stock of MWM Holding, in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding and the selling stockholders (the "MW Acquisition"). The accompanying financial statements include the operating results of MWM Holding from August 27, 2004, the date of acquisition.

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries' credit facility place restrictions on its ability to pay dividends and otherwise transfer assets to us. Further, the terms of the indenture governing Ply Gem Industries' 9% senior subordinated notes due 2012 place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

         COMPARABILITY. The data presented for the period ended July 3, 2004 includes predecessor data for Ply Gem Industries, Inc. from January 1, 2004 to February 11, 2004 and successor data for Ply Gem

Holdings, Inc. from January 23, 2004 to July 3, 2004 and therefore those periods are not directly comparable. In addition, during the period January 23, 2004 (inception) through February 11, 2004, Ply Gem Holdings, Inc., which ultimately acquired Ply Gem Industries, Inc., conducted no operations.

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

CRITICAL ACCOUNTING POLICIES

The following discussion and analysis of our financial condition and results of operations are based upon our combined and consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate. If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates. Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory. Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at July 2, 2005 would result in a $0.8 million and $0.7 million impact upon SG&A expense and cost of products sold, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories. While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical. Our critical accounting policies include:

         REVENUE RECOGNITION. We recognize sales based upon shipment of products to our customers net of applicable provisions for discounts and allowances. Generally, the customer takes title upon shipment and assumes the risks and rewards of ownership of the product. For certain products our customers take title upon delivery, at which time revenue is then recognized. Revenue includes selling price of the product and all shipping costs paid by the customer. Revenue is reduced at the time of sale for estimated sales returns and all applicable allowances and discounts based on historical experience. We also provide for estimates of warranty, bad debts, shipping costs and certain sales-related customer programs at the time of sale. Shipping and warranty costs are included in cost of products sold. Bad debt expense and sales-related marketing programs are included in selling, general and administrative expense. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are reconciled to the actual amounts.

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

         INVENTORIES. Inventories in the accompanying consolidated and combined balance sheets are valued at the lower of cost or market. At July 2, 2005, and December 31, 2004 approximately $17.4 million and $11.7 million of total inventories, respectively, were valued on the last-in, first-out method, or "LIFO." Under the first-in, first-out method, or "FIFO," of accounting, such inventories would have been approximately $1.2 million higher and $1.2 million higher at July 2, 2005 and December 31, 2004, respectively. All other inventories were valued under the FIFO method. We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

         ASSET IMPAIRMENT. In accordance with SFAS No. 144, we evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and intangible assets, based on expectations of non-discounted future cash flows for each subsidiary having a material amount of long-lived assets. If the sum of the expected non-discounted future cash flow is less than the carrying amount of all assets including SFAS No. 144 long-lived assets, we would recognize an impairment loss. Based upon our most recent analysis, we believe that no material impairment of SFAS No. 144 long-lived assets existed at July 2, 2005.

         GOODWILL IMPAIRMENT. In accordance with SFAS No. 142, we perform an annual test for goodwill impairment. We assess goodwill, which is not subject to amortization, for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.

         INSURANCE LIABILITIES. We record insurance liabilities and related expense for health, workers' compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of their policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. We rely heavily on historical trends and, in certain cases, the advice and calculations of third-party actuarial consultants when determining the appropriate insurance reserves to record in our consolidated balance sheets for a substantial portion of our workers' compensation and general and product liability losses.

         INCOME TAXES. Prior to February 12, 2004, federal income taxes have been recorded in our combined financial statements based upon our pro rata share of Nortek's consolidated federal tax provision. We account for deferred income taxes using the liability method in accordance with SFAS No. 109 "Accounting for Income Taxes," or "SFAS No. 109," which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet. The amount recorded in our financial statements at December 31st of each year reflects estimates of final amounts due to timing of completion and filing of actual income tax returns. Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future. After February 12, 2004, U.S. federal income tax returns will be prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, Inc., Ply Gem Industries, Inc. and its subsidiaries. We have executed a tax sharing agreement with Ply Gem Holdings, Inc. and Ply Gem Investment Holdings, Inc. pursuant to which tax liabilities for each respective party are computed on a stand-alone basis. U.S. subsidiaries will continue to file unitary, combined and separate state income tax returns. CWD Windows and Doors will file separate Canadian income tax returns.

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

Our statement of operations data for the prior year period includes the period January 1 through February 11, 2004 for Ply Gem Industries, Inc. and the period from January 23 to July 3, 2004 for Ply Gem Holdings, Inc. Ply Gem Holdings, Inc. had no operations during the period from January 23 to February 11, 2004. The periods were prepared using different bases of accounting and therefore are not directly comparable. As a result of the Ply Gem Acquisition on February 12, 2004, financial statements after that date reflect the impacts of purchase accounting.



SIDING, FENCING, RAILING AND DECKING SEGMENT

                                                  FOR THE THREE MONTHS ENDED
                                      -----------------------------------------------
(dollars in thousands)                      JULY 2, 2005              JULY 3, 2004
                                            ------------              ------------
                                      (unaudited)               (unaudited)
STATEMENT OF OPERATIONS DATA:
Net Sales..........................      110,180     100.0%        111,926     100.0%
Cost of products sold..............       84,851      77.0%         83,865      74.9%
                                         -------                   -------
Gross Profit ......................       25,329      23.0%         28,061      25.1%
S,G&A expense......................        9,145       8.3%          9,518       8.5%
Amortization of intangible assets..          807       0.7%            711       0.6%
                                         -------                   -------
Operating earnings.................       15,377      14.0%         17,832      15.9%
Interest expense, net..............          (42)      0.0%           (167)     -0.1%
                                         -------                   -------
Income before taxes................       15,335      13.9%         17,665      15.8%

NET SALES

Net sales for the second quarter of 2005 decreased compared to the same period in 2004 by approximately $1.7 million, or 2%. Net sales were lower than the prior year due to lower unit volume partially offset by higher selling prices which were increased in response to higher raw material and freight costs. The decrease in unit sales volume was driven by poor weather in the late first quarter and early second quarter that caused a late start to seasonal demand and lower retail sales of our fencing products.

COST OF PRODUCTS SOLD

Cost of products sold for the second quarter of 2005 increased over the same period in 2004 by approximately $1.0 million, or 1%. The increase in cost of products sold was due to higher material costs, specifically PVC resin and aluminum, both of which saw significant increases in market prices during the second quarter of 2005 compared to the second quarter of 2004 and higher freight expense related to carrier fuel costs. The increase in material and freight costs were partially offset by lower unit sales volume as discussed above. The increase in cost of products sold as a percentage of net sales was primarily driven by increased material and freight cost not yet fully offset by our price increases within the second quarter.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expense for the second quarter of 2005 decreased by approximately $0.4 million, or 4%, from the same period in 2004. The decrease in SG&A expenses was primarily driven by the timing of certain selling and administrative expenses. Management does not anticipate SG&A expenses as a percentage of sales to change materially going forward.

                                          FOR THE SIX MONTH PERIODS ENDED JULY 2, 2005 AND JULY 3, 2004
                                  ----------------------------------------------------------------------------
                                    JANUARY 1, 2005 TO         JANUARY 23, 2004 TO         JANUARY 1, 2004 TO
(dollars in thousands)                 JULY 2, 2005                JULY 3, 2004            FEBRUARY 11, 2004
                                       ------------                ------------            -----------------
                                  (unaudited)                (unaudited)                 (unaudited)
Statement of operations data:
Net Sales........................   189,028      100.0%        165,655       100.0%        29,546      100.0%
Cost of products sold............   150,895       79.8%        125,641        75.8%        24,281       82.2%
                                    -------                    -------                     ------
Gross Profit ....................    38,133       20.2%         40,014        24.2%         5,265       17.8%
S,G&A expense....................    17,795        9.4%         14,997         9.1%         4,272       14.5%
Amortization of intangible assets     1,612        0.9%          1,120         0.7%           303        1.0%
                                    -------                    -------                     ------
Operating earnings...............    18,726        9.9%         23,897        14.4%           690        2.3%
Interest expense, net............       (33)       0.0%           (277)       -0.2%        (3,700)     -12.5%
                                    -------                    -------                     ------
Income before taxes..............    18,693        9.9%         23,620        14.3%        (3,010)     -10.2%


NET SALES

Net sales for the first half of 2005 decreased from the periods January 1, 2004 to February 11, 2004 and January 23, 2004 to July 3, 2004 (the "2004 periods") by approximately $6.2 million, or 3%. Net sales were lower than prior year due to lower unit volume partially offset by higher selling prices which were increased in response to higher raw material and freight costs. The decrease in unit sale volume was due to poor weather experienced in the Midwest and Northeast in the late first quarter and early second quarter and lower retail sales of our fence product.

COST OF PRODUCTS SOLD

Cost of products sold for the first half of 2005 increased over the 2004 periods by approximately $1.0 million, or 1%. The increase in cost of products sold was due to higher material costs, specifically PVC resin and aluminum, both of which saw significant increases in market prices during the first six months of 2005 compared to the 2004 periods and higher freight expense related to market fuel costs. The increase in material and freight costs were partially offset by lower unit sales volume as discussed above. The increase in cost of products sold as a percentage of net sales was primarily driven by increased material and freight cost not yet fully offset by our price increases within the first six months of 2005 as compared to the 2004 periods presented.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expense for the first half of 2005 decreased by approximately $1.5 million from the 2004 periods. Marketing expenses decreased as a result of lower sales volume and timing of certain selling and administrative expenses. Management does not anticipate SG&A expenses as a percentage of sales to change materially going forward.

WINDOWS AND DOORS SEGMENT

                                                  FOR THE THREE MONTHS ENDED
                                        ---------------------------------------------
(dollars in thousands)                      JULY 2, 2005              JULY 3, 2004
                                            ------------              ------------
                                        (unaudited)               (unaudited)
Statement of operations data:
Net Sales...........................       120,123     100.0%        41,099    100.0%
Cost of products sold...............        89,991      74.9%        29,430     71.6%
                                           -------                   ------
Gross Profit .......................        30,132      25.1%        11,669     28.4%
S,G&A expense.....................          12,937      10.8%         5,589     13.6%
Amortization of intangible assets            1,634       1.4%            51      0.1%
                                           -------                   ------
Operating earnings..................        15,561      13.0%         6,029     14.7%
Currency translation gain (loss)....          (233)     -0.2%            --      0.0%
Interest expense, net...............          (578)     -0.5%          (556)    -1.4%
                                           -------                   ------
Income before taxes................         14,750      12.3%         5,473     13.3%


NET SALES

Net sales for the second quarter of 2005 increased over the same period in 2004 by approximately $79.0 million. The increase in net sales was primarily driven by sales of MW, which contributed $78.2 million to our net sales during the second quarter of 2005. Our Western Canadian window sales increased by $2.8 million due in part to favorable weather conditions in that region and increased housing starts in the Canadian province of Alberta. Second quarter net sales of our U.S. repair and remodeling window products were negatively impacted by poor weather in the late first quarter and early second quarter, as well as some general softness in end use demand for repair and remodeling windows. Our new repair and replacement window products lines that were introduced during the first half of 2005 have been well received by our customers, however, sales for these new repair and replacement windows were dampened by the impact of poor weather and softness in end use demand.

COST OF PRODUCTS SOLD

Cost of products sold for the first half of 2005 increased by approximately $60.6 million over the same period in 2004. The increase in cost of products sold was primarily due to net sales contributed by MW and increased cost of products sold at our Canadian subsidiary related to higher sales volume. The increase in cost of products sold as a percentage of net sales was driven by an increased mix of new construction window sales contributed by MW and the affect of manufacturing inefficiencies that occurred during the launch of our new repair and remodeling window product lines. Increased raw material costs and freight expenses related to fuel costs were partially offset by cost savings and synergies that the Company is realizing from the acquisition of MW in August 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expense for the second quarter of 2005 increased by approximately $7.3 million over the same period in 2004. The increase in SG&A expense was primarily due to the addition of MW operations, which increased SG&A expenses by approximately $7.1 million. Management does not anticipate SG&A expenses as a percentage of sales to change materially going forward.

                                          FOR THE SIX MONTH PERIODS ENDED JULY 2, 2005 AND JULY 3, 2004
                                       JANUARY 1, 2005 TO         JANUARY 23, 2004 TO         JANUARY 1, 2004 TO
(dollars in thousands)                    JULY 2, 2005                JULY 3, 2004             FEBRUARY 11, 2004
                                          ------------                ------------             -----------------
                                  (unaudited)                 (unaudited)                 (unaudited)
Statement of operations data:
Net Sales........................    213,010       100.0%        60,120          100.0%      11,066       100.0%
Cost of products sold............    161,416        75.8%        44,106           73.4%       9,448        85.4%
                                     -------                     ------                      ------
Gross Profit ....................     51,594        24.2%        16,014           26.6%       1,618        14.6%
S,G&A expense....................     27,092        12.7%         8,767           14.6%       3,040        27.5%
Amortization of intangible assets      3,269         1.5%            80            0.1%          22         0.2%
                                     -------                     ------                      ------
Operating earnings...............     21,233        10.0%         7,167           11.9%      (1,444)      -13.0%
Currency translation gain (loss).       (537)       -0.3%            --                          --
Interest expense, net............       (638)       -0.3%         (478)           -0.8%         (93)       -0.8%
                                     -------                     ------                      ------
Income before taxes..............     20,058         9.4%         6,689           11.1%      (1,537)      -13.9%

NET SALES

Net sales for the first half of 2005 increased from the periods January 1, 2004 to February 11, 2004 and January 23, 2004 to July 3, 2004 (the "2004 periods") by approximately $141.8 million. The increase in net sales was primarily driven by sales of MW, which contributed $140.9 million to our net sales during the first half of 2005. Our Western Canadian window sales increased by approximately $4.3 million due to favorable weather conditions in that region and increased housing starts in the Canadian province of Alberta. First half net sales of our U.S. repair and remodeling window products were negatively impacted by poor weather in the late first quarter and early second quarter, as well as, some general softness in end use demand for repair and remodeling windows. Additionally, the periods presented for 2004 included $1.0 million of net sales attributable to Thermal-Gard, which ceased operations in April 2004.

COST OF PRODUCTS SOLD

Cost of products sold for the first half of 2005 increased by approximately $107.9 million over the 2004 periods. The increase in cost of products sold was primarily due to net sales contributed by MW and increased cost of products sold at our Canadian subsidiary related to higher sales volume. Thermal-Gard, which ceased operations in April 2004, contributed $0.8 million to cost of products sold for the 2004 periods presented. The increase in cost of products sold as a percentage of net sales was driven by an increased mix of new construction window sales contributed by MW and the effect of manufacturing inefficiencies that occurred during the launch of our new repair and remodeling window product lines during the first half of 2005. Increased raw material market costs and freight expense related to fuel costs were partially offset by cost savings and synergies that the Company is realizing from the acquisition of MW in August 2004.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSE

SG&A expense for the first half of 2005 increased by approximately $15.3 million over the 2004 periods. The increase in SG&A expense was primarily due to the addition of MW operations, which increased SG&A expenses by approximately $14.8 million. Management does not anticipate SG&A expenses as a percentage of sales to change materially going forward.


UNALLOCATED EXPENSES

                                              FOR THE THREE MONTHS ENDED
                                        ---------------------------------------
                                          JULY 2, 2005         JULY 3, 2004
                                          (unaudited)          (unaudited)
Statement of operations data:
Interest expense, net.............             13,309               7,253
Income tax expense................              6,058               5,550

                                     FOR THE SIX MONTH PERIODS ENDED JULY 2, 2005 AND JULY 3, 2004
                                    ----------------------------------------------------------------
                                    JANUARY 1, 2005 TO    JANUARY 23, 2004 TO     JANUARY 1, 2004 TO
(dollars in thousands)                 JULY 2, 2005           JULY 3, 2004         FEBRUARY 11, 2004
                                       (unaudited)            (unaudited)             (unaudited)
Statement of operations data:
Interest expense, net..........             27,781                12,249                   (138)
Income tax expense (benefit)...              3,573                 5,639                 (1,850)

INTEREST EXPENSE Interest expense for the second quarter of 2005 increased by approximately $6.1 million over the same period in 2004 as a result of increased borrowings due to the MW Acquisition in August of 2004. Interest expense for the first half of 2005 increased by approximately $15.7 million over the 2004 periods, primarily as a result of increased borrowings due to the Ply Gem and MW Acquisitions. Intercompany interest expense of approximately $3.5 million incurred for the period January 1, 2004 to February 11, 2004 was recorded in the Siding, Fencing, Railing and Decking Segment, and was based on an intercompany note payable to a wholly owned subsidiary of our former parent, Nortek, Inc.

INCOME TAXES The income tax expense for the second quarter of 2005 increased $0.5 million over the same period in 2004, primarily as a result of the greater pre-tax income for the 2005 period versus the 2004 period. The income tax expense for the first half of 2005 decreased $0.2 million compared to the 2004 periods, primarily as a result of a decrease in pre-tax income for the 2005 period versus the 2004 periods.


LIQUIDITY AND CAPITAL RESOURCES

HISTORICAL

Our primary cash needs are for working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our credit facility.

Net cash provided by operating activities for the first six months of 2005 and the 2004 periods of January 1, 2004 to February 11, 2004 and January 23, 2004 to July 3, 2004 was approximately $9.0 million, $1.6 million, and $9.2 million, respectively. The decrease in net cash provided by operating activities for the 2005 period compared to the 2004 periods presented was primarily driven by increased working capital requirements as a result of the acquisition of MW.

Net cash provided by (used in) investing activities for the first six months of 2005 and the 2004 periods of January 1, 2004 to February 11, 2004 and January 23, 2004 to July 3, 2004 was approximately ($4.7) million, $0.4 million, and ($554.6) million, respectively. The cash used in investing activities during the 2004 periods was driven by the cash used to fund the Ply Gem Acquisition. Capital expenditures for the first six months of 2005 increased over the 2004 periods presented due to the normal capital requirements of MW which was acquired in August 2004.

Net cash provided by (used in) financing activities for the first six months of 2005 and the 2004 periods of January 1, 2004 to February 11, 2004 and January 23, 2004 to July 3, 2004 was approximately $15.5 million, ($7.5) million and $556.2 million respectively. The cash provided by financing activities for the 2004 periods was driven by the cash provided from our new capital structure that resulted from the consummation of the Ply Gem Acquisition, which includes our senior subordinated notes, senior term loan facilities, our senior revolving credit facility, and $136.7 million of equity contribution.

Our capital expenditures for the first six months of 2005 and the 2004 periods of January 1, 2004 to February 11, 2004 and January 23, 2004 to July 3, 2004 were approximately $5.2 million, $0.7 million and $2.4 million, respectively. The capital expenditures during the first six months of 2005 includes expenditures of approximately $2.5 million for MW, which was purchased during the third quarter of 2004. We expect our capital expenditures in the near future to remain consistent with our expenditures in past periods.

IMPACT OF THE PLY GEM ACQUISITION AND THE MW ACQUISITION

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our senior credit facilities. As of July 2, 2005, we had $687.5 million of indebtedness and $44.9 million of availability under our revolving credit facility. The Company's senior credit facility with a syndicate of financial institutions and institutional lenders provides for senior secured financing of up to $381.0 million, consisting of $311.0 million of term loan facilities with a maturity of seven years after the original date of the credit agreement (February 12, 2004) and a $70.0 million revolving loan facility, including a letter of credit subfacility, with a maturity of five years. The term loan facility was drawn in full in connection with the consummation of the Ply Gem and MW Acquisitions. The term loan facilities have three tranches, consisting of: i) a $170.0 million tranche under which Ply Gem Industries, Inc. is the borrower, ii) a $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower, and iii) a $111.0 million tranche under which Ply Gem Industries, Inc. is the borrower, which was added to the facility August 27, 2004, as a result of the financing for the MW acquisition. Concurrently with the Ply Gem Acquisition, Ply Gem Industries, Inc. issued $225.0 million aggregate principal amount of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc. Subsequently, in connection with the MW Acquisition, Ply Gem Industries, Inc. issued an additional $135.0 million of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc.

During December 2004, Ply Gem Industries repaid the entire amount borrowed against the revolving credit facility. Also during December 2004, Ply Gem Industries prepaid $5.0 million of the $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc. is the borrower.

During the first quarter of 2005, Ply Gem Industries borrowed $35.5 million under the revolving credit facility to fund our seasonal working capital requirements and first quarter capital expenditures. And during the second quarter of 2005, Ply Gem Industries repaid $11.5 million of the amount borrowed against the revolving credit facility.

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

On July 25, 2005, the Company entered into an amendment to its credit facility. Under the terms of the amended agreement, the Company will be permitted to use its excess cash flow and/or a portion of its revolving credit facility to repurchase up to $25.0 million aggregate principal amount of the Company's 9% Senior Subordinated Notes due 2012. Subject to market conditions, its capital needs and other factors, the Company may from time to time purchase up to $25.0 million aggregate principal amount of its 9% Senior Subordinated Notes due 2012 in market transactions, privately negotiated sales or other transactions.

The senior credit facilities and the indenture for the senior subordinated notes impose certain restrictions on Ply Gem Industries, Inc., including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The terms of the senior credit facilities and the senior subordinated notes also significantly restrict the ability of Ply Gem Industries, Inc. to pay dividends and otherwise distribute assets to Ply Gem Holdings, Inc. In addition, the senior credit facilities require Ply Gem Industries, Inc. to comply with certain financial ratios. Indebtedness under the senior credit facilities is secured by substantially all of Ply Gem Industries Inc.'s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, our U.S. senior credit facilities are guaranteed by Ply Gem Holdings, Inc. and secured by its assets (including its equity interests), as well as guaranteed and secured by the equity interests and substantially all of the assets of our current and, if any, future domestic subsidiaries, subject to exceptions.

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


RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment". SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Due to the Securities and Exchange Commission's delay of the effective date, the Company plans to adopt the provisions of SFAS 123R for the first quarter of our fiscal year ending December 31, 2006. At this time, we do not anticipate that the adoption of this statement will have a material effect on our consolidated financial position or results of operations.

In March 2005, the FASB issued Financial Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies the term, conditional asset retirement obligation, as used in SFAS No. 143 "Accounting for Asset Retirement Obligations," which refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event. Uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We are evaluating the effect FIN 47 will have on our consolidated financial statements.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report are set forth in our 2004 Annual Report on Form 10-K. We undertake no obligation to update the forward-looking statements in this filing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


         Our principal interest rate exposure relates to the term loans outstanding under our new senior credit facilities. We have approximately $303.2 million of term loans outstanding, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin. Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $0.8 million per year. We also have a revolving credit facility which provides for borrowings of up to $70.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities. Assuming the new revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year. In the future we may enter into interest rate swaps, involving exchange of floating or fixed rate interest payments, to reduce our exposure to interest rate volatility.

         Our term loan facility has three tranches. Outstanding balances consist of a $167.7 million tranche under which Ply Gem Industries, Inc. is the borrower, a $110.9 million tranche under which Ply Gem Industries, Inc. is the borrower, and a $24.6 million tranche under which our Canadian subsidiary is the borrower.

         Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar. For the six months ended July 2, 2005, the net impact of foreign currency changes to the Company's results of operations was a loss of $0.5 million. The impact of foreign currency changes related to translation resulted in a decrease in stockholder's equity of approximately $0.3 million for the six months ended July 2, 2005. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure. For the six months ended July 2, 2005, we did not have any significant outstanding foreign currency hedging contracts.



ITEM 4.     CONTROLS AND PROCEDURES

         We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of July 2, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms.

         As previously disclosed in our Annual Report of Form 10-K for the year ended December 31, 2004, we implemented additional review procedures over the application of sale leaseback accounting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended July 2, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION


ITEM 6.           EXHIBITS

     (a) EXHIBITS

The exhibit listed below is filed as part of Form 10-Q for quarter ended July 2, 2005.

EXHIBIT NO.                       DESCRIPTION OF EXHIBIT
-----------                       ----------------------

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


Date:  August 15, 2005

                                                 By: /s/ Lee D. Meyer
                                                 -------------------------------
                                                                    Lee D. Meyer
                                           President and Chief Executive Officer


Date:  August 15, 2005

                                                 By: /s/ Shawn K. Poe
                                                 -------------------------------
                                                                    Shawn K. Poe
                                                           Vice President, Chief
                                      Financial Officer, Treasurer and Secretary