Form 10-Q
period 2005-10-01
PLY GEM HOLDINGS INC
filed 2005-11-14
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2005

or
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _____________ to _____________.

Commission File Number: 333-114041

PLY GEM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	3089	20-0645710
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

185 Platte Clay Way
Kearney, Missouri 64060

Registrant's telephone number, including area code: 800-800-2244

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]   No [ ]

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes[ ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X ]

As of November 14, 2005, there were 100 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 1, 2005

CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations -
Three months ended October 1, 2005 and October 2, 2004	2

Condensed Consolidated and Combined Statements of Operations -
Nine months ended October 1, 2005 and October 2, 2004	3

Condensed Consolidated Balance Sheets -
October 1, 2005 and December 31, 2004	4

Condensed Consolidated and Combined Statements of Cash Flows -
Nine months ended October 1, 2005 and October 2, 2004	5

Notes to Condensed Consolidated and Combined Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition
And Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	38

PART II - OTHER INFORMATION

Item 5. Other Information	39

Item 6. Exhibits	39

Signatures	40

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended

	October 1, 2005	October 2, 2004
	(Amounts in thousands)

Net Sales	$225,515	$178,732
Costs and Expenses:
Cost of products sold	170,472	132,771
Selling, general and administrative expense	21,194	19,395
Amortization of intangible assets	2,439	1,974
Total Costs and Expenses	194,105	154,140
Operating earnings	31,410	24,592
Foreign currency gain	1,282	1,596
Interest expense	(14,482)	(10,577)
Investment income	244	61
Income before provision for income taxes	18,454	15,672
Provision for income taxes	7,183	6,101
Net income	$11,271	$9,571

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Consolidated	Consolidated	Combined
	Ply Gem	Ply Gem	Ply Gem
	Holdings, Inc.	Holdings, Inc.	Industries, Inc.
	January 1, 2005	January 23, 2004	January 1, 2004
	to	to	to
	October 1, 2005	October 2, 2004	February 11, 2004
	(Amounts in thousands)

Net Sales	$627,553	$404,507	$40,612
Costs and Expenses:
Cost of products sold	483,080	303,986	33,611
Selling, general and administrative expense	67,928	45,085	8,345
Amortization of intangible assets	7,320	3,000	201
Total Costs and Expenses	558,328	352,071	42,157
Operating earnings	69,225	52,436	(1,545)
Foreign currency gain	745	1,596	-
Interest expense	(43,157)	(23,601)	(3,684)
Investment income	467	81	29
Income (loss) before provision (benefit) for
income taxes	27,280	30,512	(5,200)
Provision (benefit) for income taxes	10,756	11,740	(1,850)
Net income (loss)	$16,524	$18,772	$(3,350)

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1,	December 31,
	2005	2004
	(Amounts in thousands, except
	share amounts)
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,834	$6,794
Accounts receivable, less allowances of $8,385 and $7,940, respectively	97,877	65,217
Inventories:
Raw materials	32,578	30,505
Work in process	5,082	4,260
Finished goods	22,506	26,731
Total inventory	60,166	61,496
Prepaid expenses and other current assets	12,629	9,796
Deferred income taxes	14,273	18,356
Total current assets	210,779	161,659
Property and Equipment:
Land	2,021	7,257
Buildings and improvements	15,362	46,491
Machinery and equipment	112,334	105,162
	129,717	158,910
Less accumulated depreciation	(22,916)	(11,874)
Total property and equipment, net	106,801	147,036
Other Assets:
Goodwill	577,987	585,150
Intangible assets, less accumulated amortization of $13,066 and $5,743,
respectively	155,334	162,657
Other	39,791	47,797
Total other assets	773,112	795,604
	$1,090,692	$1,104,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,947	$2,784
Accounts payable	52,006	34,600
Accrued expenses and taxes	53,726	61,944
Total current liabilities	107,679	99,328
Deferred income taxes	68,074	72,356
Other long term liabilities	26,467	32,401
Long-term debt, less current maturities	675,020	704,807
Stockholders' Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	175,687	175,427
Retained earnings	34,206	17,682
Accumulated other comprehensive income	3,559	2,298
Total Stockholders' Equity	213,452	195,407
	$1,090,692	$1,104,299
See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Consolidated	Consolidated	Combined
	Ply Gem	Ply Gem	Ply Gem
	Holdings, Inc.	Holdings, Inc.	Industries, Inc.
	January 1, 2005	January 23, 2004	January 1, 2004
	to	to	to
	October 1, 2005	October 2, 2004	February 11, 2004
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$16,524	$18,772	$(3,350)
Adjustments to reconcile net income
(loss) to cash provided by
operating activities:
Depreciation and amortization expense	19,496	10,448	1,373
Write-off of inventory	-	1,974	-
Non-cash interest expense, net	3,669	2,111	26
Gain on foreign currency transactions	(745)	(1,596)	-
Deferred income taxes	8,228	1,027	(1,710)
Changes in operating assets and
liabilities, net of effects from
acquisitions:
Accounts receivable, net	(32,271)	(27,043)	1,869
Inventories	1,556	(2,245)	(3,224)
Prepaid expenses and other current assets	(2,532)	2,512	(260)
Accounts payable	17,228	8,874	7,765
Accrued expenses and taxes	(10,516)	13,497	(1,339)
Other	35	(83)	498
Net cash provided by
operating activities	20,672	28,248	1,648
Cash flows from investing activities:
Capital expenditures	(7,591)	(3,477)	(718)
Change in restricted cash	-	-	1,118
Proceeds from sale leaseback	-	36,000	-
Acquisitions, net of cash acquired	380	(881,298)	-
Other	-	-	(5)
Net cash provided by (used in)
investing activities	(7,211)	(848,775)	395
Cash flows from financing activities:
Proceeds from long-term debt	35,500	690,934	-
Payments on long-term debt	(30,381)	(16,874)	(89)
Net transfers to former parent	-	-	(7,362)
Equity contribution (distribution)	261	167,007	-
Net cash provided by (used in)
financing activities	5,380	841,067	(7,451)
Impact of exchange rate movements on cash	199	-	-
Net increase (decrease) in cash and
cash equivalents	19,040	20,540	(5,408)
Cash and cash equivalents at the
beginning of the period	6,794	-	8,517
Cash and cash equivalents at the
end of the period	$25,834	$20,540	$3,109

See accompanying notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. (referred to herein as “Ply Gem”, the “Company”, “we”, “us”, or “our”) and the combined financial statements of Ply Gem Industries, Inc. and CWD Windows and Doors (“Ply Gem Industries, Inc.”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2005. These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2004 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from January 1, 2005 through October 1, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements of Ply Gem Holdings, Inc. at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter. Therefore the financial results of certain fiscal quarters will not be exactly comparable to the prior and subsequent fiscal quarters.

Ply Gem Holdings, Inc., a wholly owned subsidiary of Ply Gem Investment Holdings, Inc., was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. from Nortek, Inc. (the “Ply Gem Acquisition”). The Ply Gem Acquisition was completed on February 12, 2004, as Nortek, Inc. sold Ply Gem Industries, Inc., to Ply Gem Holdings, Inc., an affiliate of Caxton-Iseman Capital, Inc., pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc., Nortek, Inc., and WDS LLC dated as of December 19, 2003, as amended (the “Purchase Agreement”). Prior to February 12, 2004, the date of the Ply Gem Acquisition, Ply Gem Holdings, Inc. had no operations and Ply Gem Industries, Inc. was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek, Inc. (collectively with subsidiaries “Nortek”).

On August 27, 2004 Ply Gem Industries, Inc. acquired all of the outstanding shares of capital stock of MWM Holding, Inc., (“MWM Holding”), in accordance with a stock purchase agreement entered into among Ply Gem Industries, Inc., MWM Holding, Inc., and the selling stockholders (the “MW Acquisition”). The accompanying financial statements include the operating results of MWM Holding from August 27, 2004, the date of acquisition.

The accompanying financial statements include the consolidated results of operations for the Company for the period from January 23, 2004 to October 2, 2004 and January 1, 2005 to October 1, 2005, and the combined results of operations of Ply Gem Industries, Inc. for the period from January 1, 2004 to February 11, 2004, consolidated results of operations for the three month periods ended October 1, 2005 and October 2, 2004, and consolidated financial position for the Company as of October 1, 2005 and December 31, 2004. The periods presented for 2004 provide the combined operating results of Ply Gem Industries, Inc. from the beginning of the year, January 1, 2004, until the date of the Ply Gem Acquisition, February 12, 2004 (see Note 2), as well as the consolidated operating results from the date of inception of Ply Gem Holdings, Inc., January 23, 2004, through the end of the third quarter, October 2, 2004. Ply Gem Holdings, Inc. had no operations during the period from January 23 to February 11, 2004.

Ply Gem is a diversified manufacturer of residential and commercial building products, which are sold primarily in the United States and Canada, and include a wide variety of products for the residential and commercial construction, the do-it-yourself and the professional remodeling and renovation markets.

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

Accounting Policies and Use of Estimates

The preparation of these consolidated and combined financial statements in conformity with generally accepted accounting principles in the United States involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable for their interim and year-end reporting requirements. These judgments are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates.

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. At October 1, 2005 and December 31, 2004, approximately $13.1 million and $11.7 million of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”). Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $1.3 million higher at October 1, 2005 and $1.2 million higher at December 31, 2004. All other inventories were valued under the FIFO method. The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Related Party Transactions

Included in the combined statement of operations in selling, general and administrative expense are former parent company (Nortek) corporate charges of approximately $0.3 million for the period from January 1, 2004 to February 11, 2004, related to accounting, legal, insurance, treasury and other management services provided by Nortek, which have been allocated based upon a combination of the specific identification method and as a percentage of Ply Gem Industries, Inc.’s net sales to Nortek’s consolidated net sales. In the opinion of the Company’s management, this method of allocating such costs was reasonable. Included in interest expense is approximately $3.5 million for the period from January 1, 2004 to February 11, 2004 related to interest owed to a subsidiary which was wholly owned by Nortek.

Upon completion of the Ply Gem Acquisition, the Company entered into two advisory agreements with an affiliate of Caxton-Iseman Capital or related parties, or the “Caxton-Iseman Party”, which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”. Under the Debt Financing Advisory Agreement, we paid the Caxton-Iseman Party a debt financing arrangement and advisory fee, equal to 2.375% of the aggregate amount of the debt financing incurred in connection with the Ply Gem Acquisition ($11.4 million), in the first quarter of 2004. Also under the Debt Financing Advisory Agreement, we paid the Caxton-Iseman Party $6.4 million in the fourth quarter of 2004 in connection with the MW acquisition. Both of the amounts paid under the Debt Financing Advisory Agreement were capitalized as a portion of the Company’s Deferred Financing asset and are being amortized over the life of the debt obligations. Under the General Advisory Agreement, the Company paid a management fee to the Caxton-Iseman Party of approximately $1.3 million for the period from January 23, 2004 to October 2, 2004, and approximately $1.8 million for the period from January 1, 2005 to October 1, 2005. Management fees of $0.6 million and $0.8 million were paid for the three month periods ended October 2, 2004 and October 1, 2005, respectively. All of the payments made under the General Advisory Agreement have been expensed as incurred.

Foreign Currency

The Company’s Canadian subsidiary utilizes the Canadian dollar as its functional currency. For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at the end of the reporting periods. Net sales and expenses are translated using average exchange rates in effect during the periods. Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income in the accompanying consolidated balance sheets. A gain or loss resulting from fluctuations in the exchange rate may be recognized due to debt, denominated in US dollars, recorded by the Company’s Canadian subsidiary.

For the period January 1, 2005 to October 1, 2005, the Company recorded a gain from foreign currency transactions of approximately $0.7 million. As of October 1, 2005, and December 31, 2004 accumulated other comprehensive income included a currency translation adjustment of approximately $3.8 million and $2.6 million, respectively.

Stock Options

On February 12, 2004, Ply Gem Investment Holdings, Inc.’s Board of Directors adopted the 2004 Stock Option Plan (the “Plan”) providing for grants of up to 140,494 shares of Ply Gem Investment Holdings, Inc.’s common stock under nonqualified stock options. The Board of Directors subsequently increased the grants provided under the plan up to 184,065 shares on November 30, 2004. Employees of Ply Gem Investment Holdings, Inc. or any majority-owned subsidiary are eligible for awards, as specified in the Plan. Ply Gem Investment Holdings, Inc.’s Board of Directors or Compensation Committee retains the right to select the grantees and set the term of each award, which may not be more than ten years. Ply Gem Investment Holdings, Inc.’s Board of Directors also has the power to determine the terms of the awards granted, including the number of shares subject to each award and other matters as specified in the Plan agreement. Generally, the exercise price of an option must be at least the estimated fair market value of a share as of the grant date. Previously granted awards generally vest over five years from the date of grant.

For the periods January 23, 2004 through October 2, 2004, and January 1, 2005 through October 1, 2005, the Company accounted for its stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price at least equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Ply Gem Holdings, Inc. January 1, 2005 - October 1, 2005	Ply Gem Holdings, Inc. January 23, 2004 - October 2, 2004
	(Amounts in thousands)

Net income as reported	$16,524	$18,772
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of tax effects	(25)	(11)
Pro forma net income	$16,499	$18,761

Three Months Ended
	October 1, 2005	October 2, 2004
(Amounts in thousands)

Net income as reported	$ 11,271	$ 9,571
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of tax effects	(9)	(5)
Pro forma net income	$ 11,262	$ 9,566

Sale Leaseback

On August 27, 2004, Ply Gem Industries, Inc. entered into a sale and leaseback transaction with net proceeds of approximately $36.0 million being used to fund a portion of the acquisition of MWM Holding, Inc. It was the Company’s intention that these leases meet the criteria for a sale leaseback transaction and receive accounting treatment as operating leases. Following Ply Gem Industries’ review, the original lease agreements were executed and treated as a sale leaseback transaction and were accounted for as operating leases in the Company’s third quarter 2004 results. After further review in connection with the preparation of the December 31, 2004 financial statements, the Company concluded that for the periods from August 27, 2004 through October 2, 2004 (Ply Gem Holdings, Inc.’s third quarter) and from October 3, 2004 to December 31, 2004 and January 1, 2005 until amended leases became effective, these leases did not meet the sale leaseback accounting criteria. The primary discrepancy that was identified in the leases related to default and exchange provisions contained within the original leases that resulted in prohibited forms of continuing involvement. The lease agreement was amended effective March 29, 2005 and as of the end of the first quarter, April 2, 2005, the assets and financing obligation liability had been removed from the consolidated balance sheet and the leases have been accounted for as operating leases.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Due to the Security and Exchange Commission’s delay of the effective date, the Company plans to adopt the provisions of SFAS 123R for the first quarter of our fiscal year ending December 31, 2006. At this time, we do not anticipate that the adoption of this statement will have a material effect on our consolidated financial position or results of operations.

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

Concentration of Credit Risk

The accounts receivable balance related to one customer of our siding, fencing, railing and decking segment was approximately $17.1 million and $9.6 million at October 1, 2005 and December 31, 2004, respectively. This customer accounted for approximately 18.6% of net sales for the nine month period ended October 1, 2005 and approximately 24.3% of net sales for the year ended December 31, 2004.

Fair Value of Financial Instruments

The carrying value of the Company’s senior subordinated notes at October 1, 2005 was approximately $360.0 million. The fair value of the Company’s senior subordinated notes at October 1, 2005 is estimated to be approximately $302.4 million based on available market information. The carrying value of the Company’s other financial instruments approximates their fair value.

2.	PURCHASE ACCOUNTING

On February 12, 2004, Ply Gem Holdings, Inc. purchased Ply Gem Industries, Inc. from Nortek, Inc. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Ply Gem Industries, Inc. and its subsidiaries based upon fair values as of the date of the purchase. The purchase price, including approximately $4.3 million of value attributed to Ply Gem Investment Holdings, Inc. phantom stock issued to replace Ply Gem Industries, Inc. employees’ forfeited Nortek stock options, was allocated to the assets and liabilities based on their estimated fair values.

(in thousands)
Other current assets, net of cash	$68,357
Inventories	50,293
Property, plant and equipment	116,626
Trademarks/Tradenames	25,900
Patents	12,000
Customer relationships	16,000
Goodwill	378,629
Other assets	38,661
Current liabilities	(55,964)
Assumed indebtedness	(29,473)
Other liabilities	(68,572)
Purchase price, net of cash acquired	$552,457

On August 27, 2004 Ply Gem Industries, Inc. acquired all of the outstanding shares of capital stock of MWM Holding, Inc. in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding, Inc., and the selling stockholders. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of MWM Holding Inc. and its subsidiaries based upon fair values as of the date of the purchase. The purchase price, including approximately $2.0 million of value attributed to Ply Gem Investment Holdings, Inc. phantom stock issued to replace MWM Holding, Inc. employees’ forfeited MWM Holding, Inc. stock options, was allocated to the assets and liabilities based on their estimated fair values.

(in thousands)
Other current assets, net of cash	$22,551
Inventories	14,437
Property, plant and equipment	36,525
Trademarks/Tradenames	32,500
Customer relationships	82,107
Goodwill	194,225
Other assets	14,219
Current liabilities	(29,955)
Other liabilities	(29,901)
Purchase price, net of cash acquired	$336,708

Unaudited pro forma results of operations for the periods January 1, 2004 to February 11, 2004 and January 23, 2004 to October 2, 2004, and for the three month period ended October 2, 2004, as if both purchases had occurred at the beginning of the period is as follows:

	January 23, 2004 to October 2, 2004	January 1, 2004 to February 11, 2004
	(Amounts in thousands)

Net sales	$560,005	$67,757
Net income(loss)	21,427	(3,187)

Three months Ended October 2, 2004
(Amounts in thousands)

Net sales	$223,096
Net income	9,747

3.	GOODWILL AND INTANGIBLE ASSETS

The table that follows presents the components of intangible assets as of October 1, 2005 and December 31, 2004:

	Average Amortization Period (in Years)	Cost	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
As of October 1, 2005:
Patents	13	$12,000	$(1,511)	$10,489
Trademarks/Tradenames	15	25,900	(2,872)	23,028
Customer relationships	14	98,000	(8,683)	89,317
Total intangible assets		$135,900	$(13,066)	$122,834

Intangible with indefinite lives:
Trademarks		$32,500	$--	$32,500

As of December 31, 2004:
Patents	13	$12,000	$(834)	$11,166
Trademarks/Tradenames	15	25,900	(1,574)	24,326
Customer relationships	14	98,000	(3,335)	94,665
Total intangible assets		$135,900	$(5,743)	$130,157

Intangible with indefinite lives:
Trademarks		$32,500	$--	$32,500

Amortization expense for the periods from January 1, 2005 to October 1, 2005 and from January 23, 2004 to October 2, 2004 and January 1, 2004 to February 11, 2004 was approximately $7.3 million, $3.0 million, and $0.2 million, respectively. Amortization expense for the remainder of 2005, and for the five succeeding fiscal years is estimated to be approximately $2.4 million, $9.8 million, $9.8 million, $9.8 million, $9.8 million, and $9.8 million, respectively.

Goodwill decreased by approximately $7.2 million from December 31, 2004 to October 1, 2005. A decrease of approximately $8.5 million due to the finalization of the working capital settlement and other purchase accounting adjustments was partially offset by an increase of approximately $1.3 million due to currency translation changes.

4.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:
	January 1, 2005 to October 1, 2005	January 23, 2004 to October 2, 2004	January 1, 2004 to February 11, 2004
	(Amounts in thousands)
Net income (loss)	$16,524	$18,772	$(3,350)
Foreign currency translation adjustment	1,261	(630)	(375)

Comprehensive income (loss)	$17,785	$18,142	$(3,725)

	Three Months Ended
	October 1, 2005	October 2, 2004
	(Amounts in thousands)

Net income	$11,271	$9,571
Foreign currency translation adjustment	1,587	(514)

Comprehensive income	$12,858	$9,057

5.	LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at October 1, 2005 and December 31, 2004 consists of the following:

	October 1, 2005	December 31, 2004
	(Amounts in thousands)

Senior term loan facility	$302,680	$304,501
Senior revolver credit facility	14,000	-
Senior subordinated notes	360,287	360,321
Asset financing obligation	-	35,769
Other borrowings	-	7,000
	676,967	707,591
Less current maturities	1,947	2,784
	$675,020	$704,807

The Company’s senior credit facility with a syndicate of financial institutions and institutional lenders provides for senior secured financing of up to $381.0 million, consisting of $311.0 million of term loan facilities with a maturity of seven years after the original date of the credit agreement (February 12, 2004) and a $70.0 million revolving loan facility, including a letter of credit subfacility, with a maturity of five years. The term loan facilities were drawn in full in connection with the consummation of the Ply Gem and MW Acquisitions. The term loan facilities have three tranches, originally consisting of: 1) a $170.0 million tranche under which Ply Gem Industries, Inc. is the borrower, 2) a $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower, and 3) a $111.0 million tranche under which Ply Gem Industries, Inc. is the borrower, which was added to the facility August 27, 2004, as a result of the financing for the MW acquisition.

During the first quarter of 2005 we borrowed $35.5 million under the revolving credit facility and during the second and third quarters of 2005 we repaid $21.5 million. As of October 1, 2005, we had $54.9 million of availability under our revolving credit facility.

On July 25, 2005, the Company entered into an amendment to its credit facility. Under the terms of the amended agreement, the Company will be permitted to use its excess cash flow and/or a portion of its revolving credit facility to repurchase up to $25.0 million aggregate principal amount of the Company’s 9% senior subordinated notes due 2012. Subject to market conditions, its capital needs and other factors, the Company may from time to time purchase up to $25.0 million aggregate principal amount of its 9% senior subordinated notes due 2012 in market transactions, privately negotiated sales or other transactions. As of October 1, 2005 the Company has not yet purchased any of its Senior Subordinated Notes.

The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement. Our rates at October 1, 2005 ranged from 5.6% to 6.3%.

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

The indebtedness of the U.S. borrower (Ply Gem Industries, Inc.) under our senior credit facilities is guaranteed by Ply Gem Holdings, Inc., and all of our existing and future direct and indirect subsidiaries, subject to exceptions for foreign subsidiary guarantees of the U.S. borrower’s obligations to the extent such guarantees are prohibited by applicable law or would result in materially adverse tax consequences and other exceptions. The indebtedness of the Canadian borrower under our senior credit facilities is guaranteed by Ply Gem Holdings, Inc., the U.S. borrower and all of the Canadian borrower’s future direct and indirect subsidiaries and is effectively guaranteed by all subsidiaries guaranteeing the U.S. borrower’s obligations under our senior credit facilities. All indebtedness under our senior credit facilities is secured, subject to certain exceptions, by a perfected first priority pledge of all of our equity interests and those of our direct and indirect subsidiaries, and, subject to certain exceptions, perfected first priority security interests in, and mortgages on, all tangible and intangible assets; provided that all tangible and intangible assets of the Canadian borrower and its subsidiaries are pledged to secure debt only of the Canadian borrower.

Our senior credit facilities require that we comply on a quarterly basis with certain financial covenants, including a minimum interest coverage ratio test, a maximum leverage ratio test and a maximum capital expenditures level. Our covenants also restrict the payment of dividends, with certain exceptions, without the lenders consent in writing. The Company is also required at each year end to calculate and submit within 90 days a payment of excess cash, as defined in the Company’s credit agreement. This payment will reduce the outstanding balance on the Company’s term loans.

Concurrently with the Ply Gem Acquisition, Ply Gem Industries, Inc. issued $225.0 million aggregate principal amount of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc. Subsequently, in connection with the MW Acquisition, Ply Gem Industries, Inc. issued an additional $135.0 million of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc., including MWM Holding, Inc. and it’s subsidiaries.

Ply Gem Holdings, Inc. is a holding company and has no operations. Under the terms of the indenture governing the senior subordinated notes, there are restrictions on the ability of Ply Gem Industries, Inc. to dividend or distribute cash or property to Ply Gem Holdings, Inc.

To fund a portion of the acquisition of MWM Holding, Inc. on August 27, 2004, Ply Gem Industries, Inc. entered into a sale and leaseback transaction with net proceeds of approximately $36.0 million. Due to certain default and exchange provisions in these leases, sale/leaseback treatment was not achieved, resulting in violations to our senior credit facilities. The Company requested and received a waiver from its lenders as it related to our lease agreements in that these leases would not constitute indebtedness under Ply Gem’s credit agreement for the restriction on indebtedness covenant and any lien in connection with such leases would not constitute liens for the purposes of the restriction on liens covenant through April 30, 2005 and only so long as these leases did not represent more than an aggregate of $36.0 million of financing obligations. At December 31, 2004 the Company included on its balance sheet an asset financing obligation of approximately $35.8 million. The lease agreement was amended effective March 29, 2005 and as of the end of the first quarter, April 2, 2005, the financing obligation liability and corresponding assets had been removed from the balance sheet. The initial term of the leases is twenty years with an option to renew the lease for a ten year period following the initial term. These leases are net leases and are non-terminable. The basic annual rent as of October 1, 2005 is approximately $3.6 million with the annual rent being subject to adjustment for increases in the Consumer Price index upon each anniversary following the initial basic rent payment date.

The table that follows is a summary of maturities of all of the Company’s long-term debt obligations due in each twelve month period after October 1, 2005:
                                        (Amounts in thousands)

2005	$1,947
2006	1,947
2007	1,947
2008	15,947
2009	92,501
Thereafter	562,678
$676,967

At October 1, 2005, approximately $1.1 million of letters of credit have been issued under our senior credit facility for the purposes of supporting our workers compensation plan at one of our subsidiaries. Further, approximately $3.2 million of letters of credit were issued apart from the senior credit facility to secure certain environmental obligations.

6.	PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	January 1, 2005 to October 1, 2005	January 23, 2004 to October 2, 2004	January 1, 2004 to February 11, 2004
	(Amounts in thousands)

Service cost	$253	$64	$11
Interest cost	1,440	539	97
Expected return on plan assets	(1,241)	(451)	(81)

Net periodic expense	$452	$152	$27

7.	COMMITMENTS AND CONTINGENCIES

In connection with the Ply Gem Acquisition, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the Purchase Agreement. In the event Nortek is unable to satisfy amounts due under these indemnifications then the Company would be liable. The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the Purchase Agreement. A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $9.6 million.

The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries. As of October 1, 2005 and December 31, 2004, the Company has recorded liabilities included in Accrued expenses and Other long term liabilities in relation to these indemnifications of approximately $8.6 million and $13.2 million, respectively, consisting of the following:

	(Amounts in thousands)
	October 1, 2005	December 31, 2004
Product claim liabilities	$3,805	$3,813
Long-term lease liabilities	681	5,152
Multiemployer pension plan withdrawal liability	4,068	4,187
	$8,554	$13,152

The long-term lease liabilities of approximately $0.7 million and $5.2 million at October 1, 2005 and December 31, 2004, respectively, relate to the estimated amounts to be paid, net of any estimated recoveries where subleases are in place, primarily in connection with various facility leases where the Company has retained the liability for the lease agreement in connection with the sale of certain former subsidiaries that utilized the facilities. Accrued costs include base rent, additional rent for consumer price index increases as defined in the leases, taxes, utilities, insurance, repairs and maintenance and, if applicable, the estimated settlement costs to terminate the leases prior to the end of their scheduled term. The Company has recorded all long-term lease liabilities at the undiscounted gross amount expected to be paid to settle the liabilities in the future.

The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale, which is recorded in Accrued expenses and Other long term liabilities. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.

Changes in the Company’s warranty liabilities are as follows:
	January 1, 2005 to October 1, 2005	January 23, 2004 to October 2, 2004	January 1, 2004 to February 11, 2004
	(Amounts in thousands)
Balance, beginning of period	$11,095	$9,491	$9,499
Warranty expense provided during period	2,510	3,055	330
Settlements made during period	(2,544)	(2,621)	(338)
Liability assumed with MW Acquisition		3,231
Liability assumed by third party	-	(2,000)	-
Balance, end of period	$11,061	$11,156	$9,491

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.

Included in the indemnified liabilities as of October 1, 2005, are approximately $0.8 million in accrued expenses to cover the estimated costs of known litigation claims, including the estimated cost of legal services, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

It is impossible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, and therefore no such estimate has been made.

8.	ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at October 1, 2005 and December 31, 2004:

	October 1, 2005	December 31, 2004
	(Amounts in thousands)

Insurance	$5,307	$4,460
Employee compensation and benefits	13,150	12,730
Sales and marketing	15,311	14,396
Product warranty	4,270	4,040
Short-term product claim liability	2,321	2,321
Interest	4,508	12,134
Other, net	8,859	11,863
	$53,726	$61,944

Other long-term liabilities consist of the following at October 1, 2005 and December 31, 2004:

	October 1, 2005	December 31, 2004
	(Amounts in thousands)

Insurance	$4,163	$3,597
Pension liabilities	12,369	14,454
Product warranty	6,791	7,055
Long-term lease liabilities	681	5,152
Long-term product claim liability	1,484	1,492
Other	979	651
	$26,467	$32,401

9.	SEGMENT INFORMATION

Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS 131) requires companies to report certain information about operating segments in their financial statements and established standards for related disclosures about products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. Operating segments meeting certain aggregation criteria may be combined into one reportable segment for disclosure purposes. Comparative information for prior years is presented to conform to our current organizational structure.

The Company has two reportable segments: 1) vinyl siding, fencing, railing, and decking and 2) windows and doors.

The income before provision for income taxes of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses. Unallocated income and expenses include items which are not directly attributed to or allocated to either of our reporting segments. Such items include interest, legal costs, corporate payroll, and unallocated finance and accounting expenses. Unallocated corporate assets include deferred financing costs, cash and certain non-operating receivables.

Following is a summary of the Company’s segment information.

	For the three months ended
	October 1, 2005	October 2, 2004
Net sales
Siding, Fencing, Railing and Decking	$104,928	$106,589
Windows and Doors	120,587	72,143
	$225,515	$178,732

Operating earnings
Siding, Fencing, Railing and Decking	$16,736	$16,475
Windows and Doors	16,211	9,862
Unallocated	(1,537)	(1,745)
Total operating earnings	31,410	24,592
Foreign currency gain
Windows and Doors	1,282	1,596
Interest expense and investment income	(14,238)	(10,516)
Income before provision for income taxes
Total	$18,454	$15,672

	For the periods
	January 1, 2005	January 23, 2004	January 1, 2004
	to	to	to
	October 1, 2005	October 2, 2004	February 11, 2004
Net sales
Siding, Fencing, Railing and Decking	$293,956	$272,244	$29,546
Windows and Doors	333,597	132,263	11,066
	$627,553	$404,507	$40,612

Operating earnings
Siding, Fencing, Railing and Decking	$35,462	$38,921	$690
Windows and Doors	37,444	16,711	(1,444)
Unallocated	(3,681)	(3,196)	(791)
Total operating earnings	69,225	52,436	(1,545)
Foreign currency gain
Windows and Doors	745	1,596	-
Interest expense and investment income	(42,690)	(23,520)	(3,655)
Income before provision for income taxes
Total	$27,280	$30,512	$(5,200)

	October 1, 2005	December 31, 2004
Total assets
Siding, Fencing, Railing and Decking	$490,192	$523,110
Windows and Doors	535,282	555,520
Unallocated	65,218	25,669
	$1,090,692	$1,104,299

10. GUARANTOR / NON-GUARANTOR

In connection with the financing of the Ply Gem Acquisition, Ply Gem Industries, Inc. sold $225 million of its 9% senior subordinated notes due 2012 and entered into $255 million of new senior credit facilities. As a result of the MW Acquisition, an additional $135 million of senior subordinated notes were issued by Ply Gem Industries, Inc., and the size of the credit facilities was increased by $126 million. The senior subordinated notes due 2012 are secured by full and unconditional guarantees on a joint and several basis from certain of the Company’s 100% owned subsidiaries. Accordingly, the following guarantor and non-guarantor information is presented as of October 1, 2005 and for the periods from January 1, 2005 to October 1, 2005, January 1, 2004 to February 11, 2004, and January 23, 2004 to October 2, 2004. The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Month Period Ended October 1, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$207,778	$17,737	$-	$225,515
Costs and Expenses:
Cost of products sold	-	-	158,663	11,809	-	170,472
Selling, general and
administrative expense	-	1,548	16,918	2,728	-	21,194
Intercompany administrative
charges	-	9,214	(9,214)	-	-	-
Amortization of intangible assets	-	-	2,439	-	-	2,439
Total Costs and Expenses	-	10,762	168,806	14,537	-	194,105
Operating earnings	-	(10,762)	38,972	3,200	-	31,410
Foreign currency gain	-	-	-	1,282	-	1,282
Intercompany interest	-	36,354	(36,090)	(264)	-	-
Interest expense	-	(14,039)	(42)	(401)	-	(14,482)
Investment income	-	96	133	15	-	244
Income before equity in
subsidiaries' income	-	11,649	2,973	3,832	-	18,454
Equity in subsidiaries' income	11,271	4,282	-	-	(15,553)	-
Income before provision
for income taxes	11,271	15,931	2,973	3,832	(15,553)	18,454
Provision for income
taxes	-	4,660	1,221	1,302	-	7,183
Net income	$11,271	$11,271	$1,752	$2,530	$(15,553)	$11,271

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Month Period Ended October 2, 2004

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$163,440	$15,292	$-	$178,732
Costs and Expenses:
Cost of products sold	-	-	122,823	9,948	-	132,771
Selling, general and
administrative expense	-	1,548	15,563	2,284	-	19,395
Intercompany administrative
charges	-	(6,642)	6,642	-	-	-
Amortization of intangible assets	-	(8)	1,982	-	-	1,974
Total Costs and Expenses	-	(5,102)	147,010	12,232	-	154,140
Operating earnings	-	5,102	16,430	3,060	-	24,592
Foreign currency gain	-	-	-	1,596	-	1,596
Intercompany interest	-	336	6	(342)	-	-
Interest expense	-	(9,991)	(244)	(342)	-	(10,577)
Investment income	-	32	29	-	-	61
Income (loss) before equity in
subsidiaries' income	-	(4,521)	16,221	3,972	-	15,672
Equity in subsidiaries' income	9,571	12,284	-	-	(21,855)	-
Income before provision
(benefit) for income taxes	9,571	7,763	16,221	3,972	(21,855)	15,672
Provision (benefit) for income
taxes	-	(1,808)	6,320	1,589	-	6,101
Net income	$9,571	$9,571	$9,901	$2,383	$(21,855)	$9,571

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the period from January 1, 2005 to October 1, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$584,146	$43,407	$-	$627,553
Costs and Expenses:
Cost of products sold	-	-	453,274	29,806	-	483,080
Selling, general and
administrative expense	-	4,441	55,926	7,561	-	67,928
Intercompany administrative
charges	-	(5,844)	5,844	-	-	-
Amortization of intangible assets	-	-	7,320	-	-	7,320
Total Costs and Expenses	-	(1,403)	522,364	37,367	-	558,328
Operating earnings	-	1,403	61,782	6,040	-	69,225
Foreign currency gain	-	-	-	745	-	745
Intercompany interest	-	36,851	(36,090)	(761)	-	-
Interest expense	-	(41,099)	(999)	(1,059)	-	(43,157)
Investment income	-	185	251	31	-	467
Income (loss) before equity in
subsidiaries' income	-	(2,660)	24,944	4,996	-	27,280
Equity in subsidiaries' income	16,524	18,120	-	-	(34,644)	-

Income before provision (benefit)
for income taxes	16,524	15,460	24,944	4,996	(34,644)	27,280
Provision (benefit)for income taxes	-	(1,064)	10,122	1,698	-	10,756
Net income	$16,524	$16,524	$14,822	$3,298	$(34,644)	$16,524

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the period from January 23, 2004 to October 2, 2004

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$371,257	$33,250	$-	$404,507
Costs and Expenses:
Cost of products sold	-	-	281,918	22,068	-	303,986
Selling, general and
administrative expense	-	3,191	36,442	5,452	-	45,085
Intercompany administrative
charges	-	(15,262)	15,262	-	-	-
Amortization of intangible assets	-	-	3,000	-	-	3,000
Total Costs and Expenses	-	(12,071)	336,622	27,520	-	352,071
Operating earnings	-	12,071	34,635	5,730	-	52,436
Foreign currency gain	-	-	-	1,596	-	1,596
Intercompany interest	-	865	2	(867)	-	-
Interest expense	-	(22,067)	(772)	(762)	-	(23,601)
Investment income	-	32	49	-	-	81
Income (loss) before equity in
subsidiaries' income	-	(9,099)	33,914	5,697	-	30,512
Equity in subsidiaries' income	18,772	24,231	-	-	(43,003)	-

Income before provision
(benefit) for income taxes	18,772	15,132	33,914	5,697	(43,003)	30,512
Provision (benefit) for income
taxes	-	(3,640)	13,101	2,279	-	11,740
Net income	$18,772	$18,772	$20,813	$3,418	$(43,003)	$18,772

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED COMBINING STATEMENT OF OPERATIONS
For the period from January 1, 2004 to February 11, 2004

	Issuer		Non-
	Ply Gem	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Combined
	(Amounts in thousands)

Net Sales	$-	$37,187	$3,425	$-	$40,612
Costs and Expenses:
Cost of products sold	-	30,991	2,620	-	33,611
Selling, general and
administrative expense	561	6,552	1,232	-	8,345
Intercompany administrative
charges	(3,166)	3,166	-	-	-
Amortization of intangible assets	-	201	-	-	201
Total Costs and Expenses	(2,605)	40,910	3,852	-	42,157
Operating earnings (loss)	2,605	(3,723)	(427)	-	(1,545)
Interest expense	(39)	(3,645)	-	-	(3,684)
Investment income	-	18	11	-	29
Income (loss) before equity in
subsidiaries' (loss)	2,566	(7,350)	(416)	-	(5,200)
Equity in subsidiaries' loss	(5,667)	-	-	5,667	-

Income (Loss) before benefit for
income taxes	(3,101)	(7,350)	(416)	5,667	(5,200)
Benefit for income taxes	-	(1,683)	(167)	-	(1,850)
Net Income (Loss)	$(3,101)	$(5,667)	$(249)	$5,667	$(3,350)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of October 1, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$17,688	$4,174	$3,972	$-	$25,834
Accounts receivable, net	-	-	88,894	8,983	-	97,877
Inventories:
Raw materials	-	-	29,683	2,895	-	32,578
Work in process	-	-	3,613	1,469	-	5,082
Finished goods	-	-	20,594	1,912	-	22,506
Total inventory	-	-	53,890	6,276	-	60,166
Prepaid expenses and other
current assets	-	2,677	9,460	492	-	12,629
Deferred income taxes	-	-	14,273	-	-	14,273
Total current assets	-	20,365	170,691	19,723	-	210,779
Investments in subsidiaries	213,452	176,499	-	-	(389,951)	-
Property and Equipment, at cost:
Land	-	-	1,870	151	-	2,021
Buildings and improvements	-	106	14,637	619	-	15,362
Machinery and equipment	-	49	109,602	2,683	-	112,334
-		155	126,109	3,453	-	129,717
Less accumulated depreciation	-	(34)	(22,168)	(714)	-	(22,916)
Total property and equipment,
net	-	121	103,941	2,739	-	106,801
Other Assets:
Goodwill	-	-	537,314	40,673	-	577,987
Intangible assets, net	-	-	155,334	-	-	155,334
Intercompany note receivable	-	652,746	-	-	(652,746)	-
Other	-	39,686	105	-	-	39,791
Total other assets	-	692,432	692,753	40,673	(652,746)	773,112
	$213,452	$889,417	$967,385	$63,135	$(1,042,697)	$1,090,692

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$1,698	$-	$249	$-	$1,947
Accounts payable	-	582	47,653	3,771	-	52,006
Accrued expenses and taxes	-	9,405	41,727	2,594	-	53,726
Total current liabilities	-	11,685	89,380	6,614	-	107,679
Deferred income taxes	-	-	66,824	1,250	-	68,074
Intercompany note payable	-	-	641,000	11,746	(652,746)	-
Other long term liabilities	-	13,587	11,949	931	-	26,467
Long-term debt, less current
maturities	-	650,693	-	24,327	-	675,020
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	175,687	175,687	116,778	6,421	(298,886)	175,687
Retained earnings	34,206	34,206	41,714	8,027	(83,947)	34,206
Accumulated other
comprehensive income (loss)	3,559	3,559	(260)	3,819	(7,118)	3,559
	$213,452	$889,417	$967,385	$63,135	$(1,042,697)	$1,090,692

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$1,923	$3,483	$1,388	$-	$6,794
Accounts receivable, net	-	-	59,855	5,362	-	65,217
Inventories:
Raw materials	-	-	27,555	2,950	-	30,505
Work in process	-	-	3,389	871	-	4,260
Finished goods	-	-	25,186	1,545	-	26,731
Total inventory	-	-	56,130	5,366	-	61,496
Prepaid expenses and other
current assets	-	1,004	8,169	623	-	9,796
Deferred income taxes	-	-	18,356	-	-	18,356
Total current assets	-	2,927	145,993	12,739	-	161,659
Investments in subsidiaries	195,407	810,462	-	-	(1,005,869)	-
Property and Equipment, at cost:
Land	-	-	4,908	2,349	-	7,257
Buildings and improvements	-	-	42,648	3,843	-	46,491
Machinery and equipment	-	158	102,738	2,266	-	105,162
-		158	150,294	8,458	-	158,910
Less accumulated depreciation	-	(15)	(11,372)	(487)	-	(11,874)
Total property and equipment,
net	-	143	138,922	7,971	-	147,036
Other Assets:
Goodwill	-	-	541,730	43,420	-	585,150
Intangible assets, net	-	-	162,657	-	-	162,657
Intercompany note receivable	-	9,346	-	-	(9,346)	-
Other	-	47,669	128	-	-	47,797
Total other assets	-	57,015	704,515	43,420	(9,346)	795,604
	$195,407	$870,547	$989,430	$64,130	$(1,015,215)	$1,104,299

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$1,700	$834	$250	$-	$2,784
Accounts payable	-	-	32,885	1,715	-	34,600
Accrued expenses and taxes	-	17,125	40,232	4,587	-	61,944
Total current liabilities	-	18,825	73,951	6,552	-	99,328
Deferred income taxes	-	-	71,463	893	-	72,356
Intercompany note payable	-	-	-	9,346	(9,346)	-
Other long term liabilities	-	17,969	13,531	901	-	32,401
Long-term debt, less current
maturities	-	638,346	36,515	29,946	-	704,807
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	175,427	175,427	767,338	9,205	(951,970)	175,427
Retained earnings	17,682	17,682	26,892	4,729	(49,303)	17,682
Accumulated other
comprehensive income (loss)	2,298	2,298	(260)	2,558	(4,596)	2,298
	$195,407	$870,547	$989,430	$64,130	$(1,015,215)	$1,104,299

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period from January 1, 2005 to October 1, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$16,524	$16,524	$14,822	$3,298	$(34,644)	$16,524
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	19	19,113	364	-	19,496
Non-cash interest expense, net	-	3,669	-	-	-	3,669
Gain on foreign currency transactions	-	-	-	(745)	-	(745)
Deferred income taxes	-	13,707	(6,268)	789	-	8,228
Equity in subsidiaries' net income	(16,524)	(18,120)	-	-	34,644	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	-	(29,039)	(3,232)	-	(32,271)
Inventories	-	-	2,240	(684)	-	1,556
Prepaid expenses and other
current assets	-	(2,117)	(584)	169	-	(2,532)
Accounts payable	-	-	15,335	1,893	-	17,228
Accrued expenses and taxes	-	(7,695)	(784)	(2,037)	-	(10,516)
Other	-	14	(1)	22	-	35
Net cash provided by (used in)
operating activities	-	6,001	14,834	(163)	-	20,672
Cash flows used in investing
activities:
Capital expenditures	-	(7)	(7,143)	(441)	-	(7,591)
Acquisitions, net of cash acquired	-	(409)	-	789	-	380
Net cash provided by (used in)
investing activities	-	(416)	(7,143)	348	-	(7,211)
Cash flows provided by (used in)
financing activities:
Proceeds from long-term debt	-	35,500	-	-	-	35,500
Proceeds from intercompany
investment	-	(2,400)	-	2,400	-	-
Payments on long-term debt	-	(23,181)	(7,000)	(200)	-	(30,381)
Equity contribution	-	261	-	-	-	261
Net cash provided by (used in)
financing activities	-	10,180	(7,000)	2,200	-	5,380
Impact of exchange rate movement
on cash	-	-	-	199	-	199
Net increase (decrease) in cash
and cash equivalents	-	15,765	691	2,584	-	19,040
Cash and cash equivalents at the
beginning of the period	-	1,923	3,483	1,388	-	6,794
Cash and cash equivalents at the end
of the period	$-	$17,688	$4,174	$3,972	$-	$25,834

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
COMBINING STATEMENT OF CASH FLOWS
For the Period from January 1, 2004 to February 11, 2004

	Issuer		Non-
	Ply Gem	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Combined
	(Amounts in thousands)
Cash flows from operating
activities:
Net loss	$(3,101)	$(5,667)	$(249)	$5,667	$(3,350)
Adjustments to reconcile net
loss to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	39	1,243	91	-	1,373
Non-cash interest expense, net	-	26	-	-	26
Deferred income taxes	(5,630)	3,920	-	-	(1,710)
Equity in subsidiaries	5,667	-	-	(5,667)	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	546	1,323	-	1,869
Inventories	-	(2,742)	(482)	-	(3,224)
Prepaid expenses and other
current assets	(45)	(185)	(30)	-	(260)
Accounts payable	(27)	8,194	(402)	-	7,765
Accrued expenses and taxes	(820)	1,287	(1,806)	-	(1,339)
Other	-	498	-	-	498
Net cash provided by (used in)
operating activities	(3,917)	7,120	(1,555)	-	1,648
Cash flows provided by (used in)
investing activities:
Capital expenditures	-	(702)	(16)	-	(718)
Change in restricted cash	-	1,118	-	-	1,118
Other	-	1	(6)	-	(5)
Net cash provided by (used in)
investing activities	-	417	(22)	-	395
Cash flows used in financing
activities:
Payments on long-term debt	(35)	(54)	-	-	(89)
Net transfers to former parent	-	(7,286)	(76)	-	(7,362)
Net cash used in financing
activities	(35)	(7,340)	(76)	-	(7,451)
Net increase (decrease) in cash
and cash equivalents	(3,952)	197	(1,653)	-	(5,408)
Cash and cash equivalents at the
beginning of the period	3,851	2,255	2,411	-	8,517
Cash and cash equivalents at the end
of the period	$(101)	$2,452	$758	$-	$3,109

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period from January 23, 2004 to October 2, 2004

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$18,772	$18,772	$20,813	$3,418	$(43,003)	$18,772
Adjustments to reconcile net
Income to cash provided by
operating activities:
Depreciation and amortization
expense	-	113	10,034	301	-	10,448
Write off of inventory	-	-	1,974	-	-	1,974
Non-cash interest expense, net	-	2,111	-	-	-	2,111
Gain on foreign currency transactions	-	-	-	(1,596)	-	(1,596)
Deferred income taxes	-	-	1,027	-	-	1,027
Equity in subsidiaries' net income	(18,772)	(24,231)	-	-	43,003	-
Changes in operating Assets and
liabilities
Accounts receivable, net	-	-	(23,770)	(3,273)	-	(27,043)
Inventories	-	-	(1,780)	(465)	-	(2,245)
Prepaid expenses and other
current assets	-	(689)	3,426	(225)	-	2,512
Accounts payable	-	-	7,013	1,861	-	8,874
Accrued expenses and taxes	-	8,839	1,355	3,303	-	13,497
Other	-	(101)	18	-	-	(83)
Net cash provided by
operating activities	-	4,814	20,110	3,324	-	28,248
Cash flows used in investing
activities:
Capital expenditures	-	(153)	(3,111)	(213)	-	(3,477)
Proceeds from financing obligation	-	36,000	-	-	-	36,000
Acquisitions, net of cash acquired	-	(881,298)	-	-	-	(881,298)
Net cash used in
investing activities	-	(845,451)	(3,111)	(213)	-	(848,775)
Cash flows provided by (used in)
financing activities:
Proceeds from long-term debt	-	660,934	-	30,000	-	690,934
Transfers with subsidiaries	-	25,498	3,744	(29,242)	-	-
Payments on long-term debt	-	(2,480)	(14,244)	(150)	-	(16,874)
Equity contribution	-	167,007	-	-	-	167,007
Net cash provided by (used in)
financing activities	-	850,959	(10,500)	608	-	841,067
Net increase in cash and cash
equivalents	-	10,322	6,499	3,719	-	20,540
Cash and cash equivalents at the
beginning of the period	-	-	-	-	-	-
Cash and cash equivalents at the end
of the period	$-	$10,322	$6,499	$3,719	$-	$20,540

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited Condensed Consolidated and Combined Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Ply Gem Holdings, Inc.’s Annual Report on Form 10-K. Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Special Note Regarding Forward-Looking Statements.” As used in this Quarterly Report on Form 10-Q, “the Company”, “we”, “us”, and “our” refer to Ply Gem Holdings, Inc. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

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
Ply Gem Holdings, a wholly owned subsidiary of Ply Gem Investment Holdings, Inc., was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. from Nortek (the “Ply Gem Acquisition”). The Ply Gem Acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries, to Ply Gem Holdings, pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc., Nortek, Inc., and WDS LLC dated as of December 19, 2003, as amended. Prior to February 12, 2004, the date of the Ply Gem Acquisition, Ply Gem Holdings, had no operations and Ply Gem Industries, was a wholly-owned subsidiary of WDS LLC, which was a wholly-owned subsidiary of Nortek.

On August 27, 2004 Ply Gem Industries acquired all of the outstanding capital stock of MWM Holding, in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding and the selling stockholders (the “MW Acquisition”). The accompanying financial statements include the operating results of MWM Holding from August 27, 2004, the date of acquisition.

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries’ credit facility place restrictions on its ability to pay dividends and otherwise transfer assets to us. Further, the terms of the indenture governing Ply Gem Industries' 9% senior subordinated notes due 2012 place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

Selling, general and administrative expense. Selling, general and administrative expense, or “SG&A expense,” includes all non-product related operating expenses, including selling, marketing, research and development costs, information technology and other general and administrative expenses.

Operating earnings. Operating earnings represents net sales less cost of products sold, SG&A expense and amortization of intangible assets.

Comparability. The data presented for the period ended October 2, 2004 includes predecessor data for Ply Gem Industries, Inc. from January 1, 2004 to February 11, 2004 and successor data for Ply Gem Holdings, Inc. from January 23, 2004 to October 2, 2004 and therefore those periods are not directly comparable. In addition, during the period January 23, 2004 (inception) through February 11, 2004, Ply Gem Holdings, Inc., which ultimately acquired Ply Gem Industries, Inc., conducted no operations.

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

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our combined and consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate. If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates. Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory. Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at October 1, 2005 would result in a $0.8 million and $0.7 million impact upon SG&A expense and cost of products sold, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories. While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical. Our critical accounting policies include:

Revenue Recognition. We recognize sales based upon shipment of products to our customers net of applicable provisions for discounts and allowances. Generally, the customer takes title upon shipment and assumes the risks and rewards of ownership of the product. For certain products, our customers take title upon delivery, at which time revenue is then recognized. Revenue includes selling price of the product and all shipping costs paid by the customer. Revenue is reduced at the time of sale for estimated sales returns and all applicable allowances and discounts based on historical experience. We also provide for estimates of warranty, bad debts, shipping costs and certain sales-related customer programs at the time of sale. Shipping and warranty costs are included in cost of products sold. Bad debt expense and sales-related marketing programs are included in selling, general and administrative expense. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are reconciled to the actual amounts.

Accounts Receivable. We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments, which is provided for in bad debt expense. We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customers’ receivables, considering customers’ financial condition, credit history and other current economic conditions. If a customer’s financial condition were to deteriorate which might impact its ability to make payment, then additional allowances may be required.

Inventories. Inventories in the accompanying consolidated and combined balance sheets are valued at the lower of cost or market. At October 1, 2005, and December 31, 2004 approximately $13.1 million and $11.7 million of total inventories, respectively, were valued on the last-in, first-out method, or “LIFO.” Under the first-in, first-out method, or “FIFO,” of accounting, such inventories would have been approximately $1.3 million higher and $1.2 million higher at October 1, 2005 and December 31, 2004, respectively. All other inventories were valued under the FIFO method. We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Asset Impairment. In accordance with SFAS No. 144, we evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and intangible assets, based on expectations of non-discounted future cash flows for each subsidiary having a material amount of long-lived assets. If circumstances indicate a potential impairment, and if the sum of the expected non-discounted future cash flow is less than the carrying amount of all assets including SFAS No. 144 long-lived assets, we would recognize an impairment loss. Based upon our most recent analysis, we believe that no material impairment of SFAS No. 144 long-lived assets existed at October 1, 2005.

Goodwill Impairment. In accordance with SFAS No. 142, we perform an annual test for goodwill impairment. We assess goodwill, which is not subject to amortization, for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.

Insurance Liabilities. We record insurance liabilities and related expense for health, workers’ compensation, product and general liability losses and other insurance reserves and expenses in accordance with either the contractual terms of their policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. We rely heavily on historical trends and, in certain cases, the advice and calculations of third-party actuarial consultants when determining the appropriate insurance reserves to record in our consolidated balance sheets for a substantial portion of our workers’ compensation and general and product liability losses.

Income Taxes. Prior to February 12, 2004, federal income taxes have been recorded in our combined financial statements based upon our pro rata share of Nortek’s consolidated federal tax provision. We account for deferred income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet. The amount recorded in our financial statements at December 31st of each year reflects estimates of final amounts due to timing of completion and filing of actual income tax returns. Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future. Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, Inc., Ply Gem Industries, Inc. and its subsidiaries. We have executed a tax sharing agreement with Ply Gem Holdings, Inc. and Ply Gem Investment Holdings, Inc. pursuant to which tax liabilities for each respective party are computed on a stand-alone basis. Our U.S. subsidiaries file unitary, combined and separate state income tax returns. CWD Windows and Doors files separate Canadian income tax returns.

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

Our statement of operations data for the prior year period includes the period January 1 through February 11, 2004 for Ply Gem Industries, Inc. and the period from January 23 to October 2, 2004 for Ply Gem Holdings, Inc. Ply Gem Holdings, Inc. had no operations during the period from January 23 to February 11, 2004. The periods were prepared using different bases of accounting and therefore are not directly comparable. As a result of the Ply Gem Acquisition on February 12, 2004, financial statements after that date reflect the impacts of purchase accounting.

This review of performance is organized by business segment, reflecting the way we manage our business. Each business group leader is responsible for operating results down to operating earnings. We use operating earnings as a performance measure as it captures the income and expenses within the management control of our business leaders. Corporate management is responsible for making all financing decisions. Therefore, each segment discussion focuses on the factors affecting operating earnings, while interest expense and income taxes and certain other unallocated expenses are separately discussed at the corporate level.

Siding, Fencing, Railing and Decking Segment

	For the three months ended
(dollars in thousands)	October 1, 2005		October 2, 2004
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	104,928	100.0%	106,589	100.0%
Cost of products sold	80,866	77.1%	80,093	75.1%
Gross Profit	24,062	22.9%	26,496	24.9%
S,G&A expense	6,522	6.2%	9,419	8.8%
Amortization of intangible assets	804	0.8%	602	0.6%
Operating earnings	16,736	15.9%	16,475	15.5%

Net Sales

Net sales for the three months ended October 1, 2005 decreased compared to the same period in 2004 by approximately $1.7 million, or 2%. Net sales were lower than the prior year due to lower volume that resulted from soft end use demand in repair and remodeling markets for our products, partially offset by higher selling prices which were increased in response to higher raw material and freight costs.

Cost of Products Sold

Cost of products sold for the three months ended October 1, 2005 increased over the same period in 2004 by approximately $0.8 million, or 1%. The increase in cost of products sold was primarily due to higher material costs, specifically PVC resin and aluminum, both of which saw increases in market prices during the third quarter of 2005 compared to the third quarter of 2004 and higher freight expense related to carrier fuel costs. The increase in material and freight costs were partially offset by lower unit sales volume as discussed above. The increase in cost of products sold as a percentage of net sales was primarily driven by increased raw material cost and freight cost which have been offset in dollars, but have caused margin compression.

 Selling, general and administrative expense

SG&A expense for the three months ended October 1, 2005 decreased by approximately $2.9 million, or 31%, from the same period in 2004. The decrease in SG&A expenses was primarily driven by lower management bonus accruals in the third quarter of 2005 and the timing of certain selling and administrative expenses. Management does not anticipate SG&A expenses as a percentage of sales to change materially going forward.

	For the nine month periods ended October 1, 2005 and October 2, 2004
	January 1, 2005 to		January 23, 2004 to		January 1, 2004 to
(dollars in thousands)	October 1, 2005		October 2, 2004		February 11, 2004
	(unaudited)		(unaudited)		(unaudited)
Statement of operations data:
Net Sales	293,956	100.0%	272,244	100.0%	29,546	100.0%
Cost of products sold	231,761	78.8%	207,185	76.1%	24,281	82.2%
Gross Profit	62,195	21.2%	65,059	23.9%	5,265	17.8%
S,G&A expense	24,317	8.3%	24,416	9.0%	4,272	14.5%
Amortization of intangible assets	2,416	0.8%	1,722	0.6%	303	1.0%
Operating earnings	35,462	12.1%	38,921	14.3%	690	2.3%

Net Sales

Net sales for the nine months ended October 1, 2005 decreased from the periods January 1, 2004 to February 11, 2004 and January 23, 2004 to October 2, 2004 (the “2004 periods”) by approximately $7.8 million, or 3%. Net sales were lower than prior year due to soft customer demand in repair and remodeling markets for both our vinyl and metal products, partially offset by higher selling prices which were increased in response to higher raw material and freight costs.

Cost of Products Sold

Cost of products sold for the nine months ended October 1, 2005 increased over the 2004 periods by approximately $0.3 million. The increase in cost of products sold was due to higher material costs, specifically PVC resin and aluminum, both of which saw significant increases in market prices during the first nine months of 2005 compared to the 2004 periods and higher freight expense related to increased market fuel costs. The increase in material and freight costs were partially offset by lower unit sales volume as discussed above. The increase in cost of products sold as a percentage of net sales was primarily driven by increased material and freight cost not fully offset by our price increases within the first nine months of 2005 as compared to the 2004 periods presented.

Selling, general and administrative expense

SG&A expense for the nine months ended October 1, 2005 decreased by approximately $4.4 million from the 2004 periods. The decrease is due to lower marketing expenses as a result of lower sales volume, lower management bonus accruals, and the timing of certain selling and administrative expenses. Management does not anticipate SG&A expenses as a percentage of sales to change materially going forward.

Windows and Doors Segment

	For the three months ended
(dollars in thousands)	October 1, 2005		October 2, 2004
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	120,587	100.0%	72,143	100.0%
Cost of products sold	89,606	74.3%	52,398	72.6%
Gross Profit	30,981	25.7%	19,745	27.4%
S,G&A expense	13,135	10.9%	8,711	12.1%
Amortization of intangible assets	1,635	1.4%	1,172	1.6%
Operating earnings	16,211	13.4%	9,862	13.7%
Currency transaction gain	1,282	1.1%	1,596	2.2%

Net Sales

Net sales for the three months ended October 1, 2005 increased over the same period in 2004 by approximately $48.4 million. The increase in net sales was primarily driven by sales of MW, which contributed approximately $77.9 million to our net sales during the third quarter of 2005 versus approximately $29.2 million for a partial third quarter in 2004. Our Western Canadian window sales increased by $2.4 million, due in part to increased housing starts in the western Canadian province of Alberta. Third quarter net sales of our U.S. repair and remodeling window products were negatively impacted by general softness in end use demand for repair and remodeling windows. Our new repair and replacement window products lines that were introduced during the first half of 2005 have been well received by our customers; however, sales for these new repair and replacement windows during the third quarter were dampened by the impact of lower end use demand in certain regional repair and remodeling markets.

Cost of Products Sold

Cost of products sold for the three months ended October 1, 2005 increased by approximately $37.2 million over the same period in 2004. The increase in cost of products sold was primarily due to net sales contributed by MW and increased cost of products sold at our Canadian subsidiary related to higher sales volume. The increase in cost of products sold as a percentage of net sales was driven by an increased mix of new construction window sales contributed by MW. Increased raw material costs and freight expenses related to fuel costs were partially offset by cost savings and synergies that the Company is realizing from the acquisition of MW in August 2004.

Selling, general and administrative expense

SG&A expense for the three months ended October 1, 2005 increased by approximately $4.4 million over the same period in 2004. The increase in SG&A expense was due to the addition of MW operations. Management does not anticipate SG&A expenses as a percentage of sales to change materially going forward.

Amortization of intangible assets

Amortization expense for the three months ended October 1, 2005 increased by approximately $0.5 million, due to the addition of MW operations during the third quarter of 2004.

	For the nine month periods ended October 1, 2005 and October 2, 2004
	January 1, 2005 to		January 23, 2004 to		January 1, 2004 to
(dollars in thousands)	October 1, 2005		October 2, 2004		February 11, 2004
	(unaudited)		(unaudited)		(unaudited)
Statement of operations data:
Net Sales	333,597	100.0%	132,263	100.0%	11,066	100.0%
Cost of products sold	251,022	75.2%	96,822	73.2%	9,448	85.4%
Gross Profit	82,575	24.8%	35,441	26.8%	1,618	14.6%
S,G&A expense	40,227	12.1%	17,478	13.2%	3,040	27.5%
Amortization of intangible assets	4,904	1.5%	1,252	0.9%	22	0.2%
Operating earning	37,444	11.2%	16,711	12.6%	(1,444)	-13.0%
Currency transaction gain	745	0.2%	1,596	1.2%	-

Net Sales

Net sales for the nine months ended October 1, 2005 increased from the periods January 1, 2004 to February 11, 2004 and January 23, 2004 to October 2, 2004 (the “2004 periods”) by approximately $190.3 million. The increase in net sales was primarily driven by sales of MW, which contributed approximately $218.9 million to our net sales through the third quarter of 2005 and approximately $29.2 million during the last month of the third quarter of 2004. Our Western Canadian window sales increased by approximately $6.7 million due to favorable economic conditions in that region and increased housing starts in the Canadian province of Alberta. Net sales for the nine months ended October 1, 2005 of our U.S. repair and remodeling window products were negatively impacted by general softness in end use demand for repair and remodeling windows and poor weather during the mid-February through mid-April timeframe. Additionally, the periods presented for 2004 included $1.0 million of net sales attributable to Thermal-Gard, which ceased operations in April 2004.

Cost of Products Sold

Cost of products sold for the nine months ended October 1, 2005 increased by approximately $144.8 million over the 2004 periods. The increase in cost of products sold was primarily due to net sales contributed by MW and increased cost of products sold at our Canadian subsidiary related to higher sales volume. Thermal-Gard, which ceased operations in April 2004, contributed $0.8 million to cost of products sold for the 2004 periods presented. The increase in cost of products sold as a percentage of net sales was driven by an increased mix of new construction window sales contributed by MW and the effect of manufacturing inefficiencies that occurred during the launch of our new repair and remodeling window product lines during the first half of 2005. Increased raw material market costs and freight expense related to fuel costs were partially offset by cost savings and synergies that the Company is realizing from the acquisition of MW in August 2004.

Selling, general and administrative expense

SG&A expense for the nine months ended October 1, 2005 increased by approximately $19.7 million over the 2004 periods. The increase in SG&A expense was primarily due to the addition of MW operations, which increased SG&A expenses by approximately $19.3 million. Management does not anticipate SG&A expenses as a percentage of sales to change materially going forward.

Amortization of intangible assets

Amortization expense for the nine months ended October 1, 2005 increased by approximately $3.6 million, due to the addition of MW operations during the third quarter of 2004.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the Three Months Ended
	October 1, 2005	October 2, 2004
	(unaudited)	(unaudited)
Statement of operations data:
Operating earnings	(1,537)	(1,745)
Interest expense	(14,482)	(10,577)
Investment income	244	61
Income tax provision	(7,183)	(6,101)

	For the nine month periods ended October 1, 2005 and October 2, 2004
	January 1, 2005 to	January 23, 2004 to	January 1, 2004 to
(dollars in thousands)	October 1, 2005	October 2, 2004	February 11, 2004
	(unaudited)	(unaudited)	(unaudited)
Statement of operations data:
Operating earnings	(3,681)	(3,196)	(791)
Interest expense	(43,157)	(23,601)	(3,684)
Investment income	467	81	29
Income tax (provision) benefit	(10,756)	(11,740)	1,850

Interest expense Interest expense for the three months ended October 1, 2005 increased by approximately $3.9 million over the same period in 2004 as a result of increased borrowings due to the MW Acquisition in August of 2004 and higher interest rates on our variable rate loan. Interest expense for nine months ended October 1, 2005 increased by approximately $15.9 million over the 2004 periods, primarily as a result of increased borrowings due to the MW Acquisition and higher interest rates in 2005 vs 2004.

Income taxes The income tax expense for the three months ended October 1, 2005 increased approximately $1.1 million over the same period in 2004, primarily as a result of the greater pre-tax income for the 2005 period versus the 2004 period. The income tax expense for the nine months ended October 1, 2005 increased approximately $0.9 million compared to the 2004 periods, primarily as a result of an increase in pre-tax income for the 2005 period versus the 2004 periods.

Liquidity and Capital Resources

Historical

Our primary cash needs are for working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our credit facility.

Net cash provided by operating activities for the first nine months of 2005 and the 2004 periods of January 23, 2004 to October 2, 2004 and January 1, 2004 to February 11, 2004 was approximately $20.7 million, $28.2 million, and $1.6 million, respectively. The decrease in net cash provided by operating activities for the 2005 period compared to the 2004 periods presented was primarily driven by two semi-annual cash interest payments of bond interest made during 2005 versus one payment during 2004.

Net cash provided by (used in) investing activities for the first nine months of 2005 and the 2004 periods of January 23, 2004 to October 2, 2004 and January 1, 2004 to February 11, 2004 was approximately ($7.2) million, ($848.8) million, and $0.4 million, respectively. The cash used in investing activities during the 2004 periods was driven by the cash used to fund the Ply Gem and MW Acquisitions. Capital expenditures for the first nine months of 2005 increased over the 2004 periods presented due to the normal capital requirements of MW which was acquired in August 2004.

Net cash provided by (used in) financing activities for the first nine months of 2005 and the 2004 periods of January 23, 2004 to October 2, 2004 and January 1, 2004 to February 11, 2004 was approximately $5.4 million, $841.1 million and ($7.5) million respectively. The cash provided by financing activities for the 2004 periods was driven by the cash provided from our new capital structure that resulted from the consummation of the Ply Gem and MW Acquisitions, which includes our senior subordinated notes, senior term loan facilities, our senior revolving credit facility, and $167.0 million of equity contribution.

Our capital expenditures for the first nine months of 2005 and the 2004 periods of and January 23, 2004 to October 2, 2004 and January 1, 2004 to February 11, 2004 were approximately $7.6 million, $3.5 million and $0.7 million, respectively. The capital expenditures during the first nine months of 2005 includes expenditures of approximately $3.7 million for MW, which was purchased during the third quarter of 2004.

Impact of the Ply Gem Acquisition and the MW Acquisition

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our senior credit facilities. As of October 1, 2005, we had $677.0 million of indebtedness and $54.9 million of availability under our revolving credit facility. The Company’s senior credit facility with a syndicate of financial institutions and institutional lenders provides for senior secured financing of up to $381.0 million, consisting of $311.0 million of term loan facilities with a maturity of seven years after the original date of the credit agreement (February 12, 2004) and a $70.0 million revolving loan facility, including a letter of credit subfacility, with a maturity of five years. The term loan facilities were drawn in full in connection with the consummation of the Ply Gem and MW Acquisitions. The term loan facilities have three tranches, consisting of: i) a $170.0 million tranche under which Ply Gem Industries, Inc. is the borrower, ii) a $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower, and iii) a $111.0 million tranche under which Ply Gem Industries, Inc. is the borrower, which was added to the facility August 27, 2004, as a result of the financing for the MW acquisition. Concurrently with the Ply Gem Acquisition, Ply Gem Industries, Inc. issued $225.0 million aggregate principal amount of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc. Subsequently, in connection with the MW Acquisition, Ply Gem Industries, Inc. issued an additional $135.0 million of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc.

During December 2004, Ply Gem Industries repaid the entire amount borrowed against the revolving credit facility. Also during December 2004, Ply Gem Industries prepaid $5.0 million of the $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc. is the borrower.

During the first quarter of 2005, Ply Gem Industries borrowed $35.5 million under the revolving credit facility to fund our seasonal working capital requirements and first quarter capital expenditures. During the second and third quarters of 2005, Ply Gem Industries repaid $21.5 million of the amount borrowed against the revolving credit facility. As of October 1, 2005, we had $54.9 million of availability under our revolving credit facility.

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

On July 25, 2005, the Company entered into an amendment to its credit facility. Under the terms of the amended agreement, the Company will be permitted to use its excess cash flow and/or a portion of its revolving credit facility to repurchase up to $25.0 million aggregate principal amount of the Company’s 9% Senior Subordinated Notes due 2012. Subject to market conditions, its capital needs and other factors, the Company may from time to time purchase up to $25.0 million aggregate principal amount of its 9% Senior Subordinated Notes due 2012 in market transactions, privately negotiated sales or other transactions. As of October 1, 2005 the company has not yet purchased any of its Senior Subordinated Notes.

The senior credit facilities and the indenture for the senior subordinated notes impose certain restrictions on Ply Gem Industries, Inc., including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The terms of the senior credit facilities and the senior subordinated notes also significantly restrict the ability of Ply Gem Industries, Inc. to pay dividends and otherwise distribute assets to Ply Gem Holdings, Inc. In addition, the senior credit facilities require Ply Gem Industries, Inc. to comply with certain financial ratios. Indebtedness under the senior credit facilities is secured by substantially all of Ply Gem Industries Inc.’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, our U.S. senior credit facilities are guaranteed by Ply Gem Holdings, Inc. and secured by its assets (including its equity interests), as well as guaranteed and secured by the equity interests and substantially all of the assets of our current and, if any, future domestic subsidiaries, subject to exceptions.

Because of the inherent seasonality in our business and the resulting working capital requirements, our liquidity position within a given year will fluctuate. The seasonal effect that creates greatest capital needs is experienced during the first six months of the year and we anticipate the need to borrow funds under our existing revolving credit facility to support this requirement. However, we anticipate that the funds generated by operations and funds available under our new senior credit facilities will be adequate to finance our ongoing operational cash flow needs, capital expenditures (as described above), debt service obligations, management incentive expenses, fees payable under the General Advisory Agreement with a Caxton-Iseman party, dated February 12, 2004 (the “General Advisory Agreement”), and other contractual obligations for the foreseeable future.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment”. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. Due to the Securities and Exchange Commission’s delay of the effective date, the Company plans to adopt the provisions of SFAS 123R for the first quarter of our fiscal year ending December 31, 2006. At this time, we do not anticipate that the adoption of this statement will have a material effect on our consolidated financial position or results of operations.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,”“anticipate,”“expect,”“intend,”“plan,”“will,”“may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report:

•	our high degree of leverage and significant debt service obligations;

•	restrictions under the indenture governing the notes and our senior credit facilities;

•	the competitive nature of our industry;

•	changes in interest rates, and general economic, home repair and remodeling and new home construction market conditions;

•	changes in the price and availability of raw materials; and

•	changes in our relationships with our significant customers.

 Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report are set forth in our 2004 Annual Report on Form 10-K. We undertake no obligation to update the forward-looking statements in this filing.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal interest rate exposure relates to the term loans outstanding under our new senior credit facilities. We have approximately $302.7 million of term loans outstanding, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin. Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $0.8 million per year. We also have a revolving credit facility which provides for borrowings of up to $70.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities. Assuming the new revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year. In the future we may enter into interest rate swaps, involving exchange of floating or fixed rate interest payments, to reduce our exposure to interest rate volatility.
Our term loan facility has three tranches. Outstanding balances consist of a $167.2 million tranche under which Ply Gem Industries, Inc. is the borrower, a $110.9 million tranche under which Ply Gem Industries, Inc. is the borrower, and a $24.6 million tranche under which our Canadian subsidiary is the borrower.
Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar. For the nine months ended October 1, 2005, the net impact of foreign currency changes to the Company’s results of operations was a gain of $0.7 million. The impact of foreign currency changes related to translation resulted in an increase in stockholder’s equity of approximately $1.3 million for the nine months ended October 1, 2005. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure. For the nine months ended October 1, 2005, we did not have any significant outstanding foreign currency hedging contracts.

Item 4.     CONTROLS AND PROCEDURES
We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 1, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

As previously disclosed in our Annual Report of Form 10-K for the year ended December 31, 2004, we implemented additional review procedures over the application of sale leaseback accounting. There were no other changes in our internal control over financial reporting that occurred during the quarter ended October 1, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.     OTHER INFORMATION

On November 4, 2005 Ply Gem Holdings, Inc. announced that Lee D. Meyer, its President and Chief Executive Officer since 2002, informed the Board of Directors of his intention to retire in 2006.   No specific date for Mr. Meyer’s retirement has been established and he has agreed to remain with the Company in his current role until a successor has been identified and for any transition period that the Company may desire. The Board of Directors is preparing to initiate a process to identify a successor.   Following his departure from the Company, Mr. Meyer will maintain a significant financial and equity interest in the Company and his services will be retained on an advisory basis for an extended period.

Item 6.  EXHIBITS

(a) Exhibits

Exhibit No.  Description of Exhibit

10.1
Amendment No. 1 to the Second Amended and Restated Credit Agreement dated as of July 25, 2005, among Ply Gem Industries, Inc., the guarantors named therein, UBS Securities LLC, and the agents and combined lenders identified therein.

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

PLY GEM HOLDINGS, INC. (Registrant)

Date: November 14, 2005	By:	/s/ Lee D. Meyer
Lee D. Meyer
President and Chief Executive Officer

PLY GEM HOLDINGS, INC.

Date: November 14, 2005	By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary