Form 10-K
period 2005-12-31
PLY GEM HOLDINGS INC
filed 2006-03-27
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549
FORM 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2005
or
[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________.

Commission File Number:   333-114041

PLY GEM HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-0645710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
185 Platte Clay Way, Kearney, Missouri	64060
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 800-800-2244

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ]  No [X]
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes [X]  No [  ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
                                Large accelerated filer   [  ]   Accelerated filer  [  ]     Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]         No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2005 was $0.

Documents incorporated by reference:  None

The Company had 100 shares of common stock outstanding as of March 27, 2006.

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

       This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions.  Actual events or results may differ materially.

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

•    changes in interest rates, and general economic, home repair and remodeling, and new home construction market conditions;

•    changes in the price and availability of raw materials; and

  •   changes in our relationships with our significant customers.

PART I

Item 1.  BUSINESS

Company Overview

We are a leading manufacturer of residential exterior building products in North America.  We offer a comprehensive product line of vinyl siding and skirting, vinyl windows and doors, and vinyl and composite fencing, railing and decking that serves both the home repair and remodeling and new home construction sectors in all 50 states and Western Canada.  Vinyl building products have the leading share of sales by volume in siding and windows, and the fastest growing share of sales by volume in fencing in the U.S.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products.  We believe our broad product offering and geographically diverse manufacturing base allow us to better serve our customers and provide us with a competitive advantage over other vinyl building products suppliers.  We have two reportable segments: (i) siding, fencing, railing and decking, and (ii) windows and doors.

           Additional information concerning our business is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this report.

           Unless the context indicates or requires otherwise, (i) the term “Ply Gem Holdings” refers to Ply Gem Holdings, Inc.; (ii) the term “Ply Gem Industries” refers to Ply Gem Industries, Inc., our principal operating subsidiary; and (iii) the terms "we," "our," "ours," "us" and the "Company" refer collectively to Ply Gem Holdings and its subsidiaries. The use of these terms is not intended to imply that Ply Gem Holdings and Ply Gem Industries are not separate and distinct legal entities.

History

            Ply Gem Holdings was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”) (the “Ply Gem Acquisition”).  Nortek was at the time a wholly-owned subsidiary of Nortek Holdings, Inc. (“Nortek Holdings”).  The Ply Gem Acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries, Inc., to Ply Gem Holdings, pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc., Nortek and WDS LLC, dated as of December 19, 2003, as amended.  Prior to February 12, 2004,  Ply Gem Holdings had no operations and Ply Gem Industries was wholly owned by a subsidiaryof WDS LLC, which was a wholly owned subsidiary of Nortek.  Ply Gem Holdings, a Delaware corporation, is a wholly-owned subsidiary of Ply Gem Investment Holdings, Inc., a Delaware corporation controlled by an affiliate of Caxton-Iseman Capital, Inc. and its affiliates.  Prior to the Ply Gem Acquisition, Ply Gem Industries was known as the Windows, Doors and Siding division of Nortek.

On August 27, 2004 Ply Gem Industries acquired all of the outstanding shares of capital stock of MWM Holding, Inc. (“MWM Holding”), in accordance with the Stock Purchase Agreement entered into among Ply Gem Industries, MWM Holding, and the selling stockholders, dated as of July 23, 2004 (the “MW Acquisition”).  The accompanying financial statements include the operating results of MWM Holding from August 27, 2004 through December 31, 2005.  In connection with MW Acquisition, the Ply Gem Investment Holdings, Inc. phantom stock plan was modified to accelerate the vesting term as defined in the related grants.

MWM Holding, a Delaware corporation, is a wholly-owned subsidiary of Ply Gem Industries.  MWM Holding is the sole owner of all of the outstanding shares of capital stock of MW Manufacturers, Inc. (“MW”).  Prior to the MW Acquisition, MWM Holding, Inc. was owned by Investcorp SA (“Investcorp”) and its affiliates and members of MW management.

     On February 24, 2006 in connection with the acquisition (the “Alenco Acquisition”) of AWC Holding Company (“AWC”, and together with its subsidiaries, “Alenco”) a new holding company, Ply Gem Prime Holdings, Inc., was formed pursuant to a merger involving Ply Gem Investment Holdings, Inc. As a result, Ply Gem Prime Holdings, Inc. became the sole shareholder of Ply Gem Investment Holdings, Inc., each outstanding share of capital stock of Ply Gem Investment Holdings, Inc. was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime Holdings, Inc. and Ply Gem Prime Holdings, Inc. assumed Ply Gem Investment Holdings, Inc.’s obligations under the Ply Gem Investment Holdings 2004 Stock Option Plan. In connection therewith, each outstanding stock option and phantom unit of Ply Gem Investment Holdings, Inc. was converted on a 1:1 basis into a stock option and phantom unit of Ply Gem Prime Holdings, Inc.

    On February 24, 2006, Ply Gem completed the Alenco Acquisition in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock option holders of AWC and FNL Management Corp., an Ohio corporation, as their representative on February 6, 2006 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco (the “Rollover Shares”) that were contributed separately to Ply Gem Prime Holdings, Inc., the new parent company of Ply Gem Investment Holdings, Inc., in exchange for shares of capital stock of Ply Gem Prime Holdings, Inc.). Immediately following the completion of the Alenco Acquisition, AWC became a wholly owned subsidiary of Ply Gem. The purchase price paid by Ply Gem was approximately $89.4 million of cash, which included $4.0 million in cash delivered by Ply Gem to an escrow agent to be held in escrow as security for the sellers’ indemnification and other obligations under the Securities Purchase Agreement, plus the repayment of approximately $31.3 million of outstanding indebtedness of Alenco. In connection with the Alenco Acquisition, certain members of Alenco management invested approximately $8.1 million in the capital stock of Ply Gem Prime Holdings, Inc.

Alenco is a leading vertically integrated manufacturer of aluminum and vinyl windows and doors, headquartered in Bryan, Texas. The Alenco Acquisition directly supports the Company’s national window strategy. Unless stated otherwise, information contained in this Form 10-K does not include Alenco.

Access to Company Information

            The Company maintains a website with the address www.plygem.com. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the SEC.

Business Strategy

†       Continued  Market Share Gains.  We intend to increase our market share in our siding, fencing, railing and decking products in the U.S. while growing our market share in our window and door products by expanding beyond our current core regional markets to support customers across the U.S.  In the future we may support our national window supplier strategy through a combination of strategic acquisitions and/or greenfield operations.  Additionally, our continued investments in product innovation and quality coupled with strong customer service further enhance our ability to capture market share in each of our markets. Furthermore, we believe there is substantial opportunity across our product families to cross-sell and bundle products to further leverage our channel partners and exclusive industry relationships. We have begun leveraging MW's strong relationships in its core geographic markets to increase sales of all of our products, including taking advantage of cross-selling opportunities to our customers and MW's customers. With our extensive manufacturing capabilities, product breadth and national distribution capabilities, we believe we can provide our customers with a cost-effective, single source from which to purchase their residential exterior building product needs.

†       Expand Brand Coverage and Product Innovation.  We intend to leverage the reputation of our brands for innovation and quality to fill in our product offerings and price points. In addition, we plan to maximize the value of our new product innovations and technologies by deploying best practices and manufacturing techniques across our product categories. For example, we believe our recent innovations and expertise in manufacturing composite materials for railing products have favorably positioned our siding and accessories products as the siding sector prepares for the introduction of composite materials.  Ply Gem currently employs 26 research and development professionals dedicated to new product development, reformulation, product redesign and other manufacturing and product improvements.

†       Further Improve Operating Efficiencies.  While we have significantly improved our vinyl siding manufacturing cost structure over the last several years, we believe that there are further opportunities for improvement. We will continue to expand our efforts to vertically integrate certain raw materials including, PVC compound, used in window lineal production, as well as expanding our in-house window lineal production.  In addition, we intend to introduce similar manufacturing improvements and best practices in our other product categories, including, for example, expansion of our virtual plant strategy to our windows manufacturing facilities. We also plan to optimize product development, sales and marketing, materials procurement, operations and administrative functions across all of our product categories. One significant opportunity involves leveraging total raw material expenditures to obtain volume discounts and minimize costs. In addition, the integration of our sales and marketing efforts across our product categories provides an ongoing opportunity to significantly improve sector penetration while lowering overall selling, general and administrative expense as a percentage of sales.

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

Home Repair and Remodeling.  Since the early 1990’s, demand for home repair and remodeling has remained robust as a result of strong economic growth, low interest rates and favorable demographic trends.  According to the U.S. Census Bureau, expenditures for maintenance, repairs, and improvements increased from $130.6 billion in 1994 to $142.9 billion in 1999 and $198.5 billion in 2004, representing a five and ten-year compound annual growth rate of 1.8% and 4.30%, respectively.

            Leading drivers of home repair and remodeling expenditures include the age and size of the housing stock, the rate of existing home sales, home size and home ownership rates.  According to the Census Bureau, the median age of the U.S. housing stock increased to approximately 32 years in 2003, up 28% from 25 years in 1990.  Additionally, over the past fifteen years, the size of a typical new home has increased, with the current average at over 2,400 square feet.  Home ownership has also been rising steadily over the past decade from 64.4% in 1992 to 69% in 2005.

New Home Construction.   New home construction has experienced strong growth since the early 1990s.  Between 1999 and 2005, housing starts increased at a compound annual growth rate of 3.8%.  With steady growth in new housing starts, the number of U.S. housing units has increased from approximately 102.3 million in 1990 to 122.7 million in 2004.

            New home construction continues to be supported by a favorable interest rate environment and strong demographic trends, as increasing immigration drives demand for starter homes, and maturing baby boomers seek second homes and trade-up properties.  According to the Joint Center for Housing Studies of Harvard University, total new home construction between 2005 and 2015 is expected to reach 18.5-19.5 million units, as compared to 16.4 million units added in the 1990s.  Although long-term indicators for new home construction remain favorable, the National Association of Home Builder’s (NAHB) is projecting single family housing starts to decline in 2006 from 2005 levels.

Description of Business

            Financial information about our segments is included in the Notes to Consolidated and Combined Financial Statements.

Siding, Fencing, Railing and Decking Segment

            In our siding, fencing, railing and decking segment, our principal products include vinyl siding and skirting, vinyl and aluminum soffit, aluminum trim coil, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims and outside/inside corner posts.  We sell our siding and accessories under our Variform and Napco brand names and under the Georgia-Pacific brand name through a private label program.  We also sell our Providence line of vinyl siding and accessories to Lowe’s under our Durabuilt private label brand name.  Our vinyl and vinyl-composite fencing, railing and decking products are sold under our Kroy brand name and under the Assurance and Kroy Express brand names.  A summary of our product lines is presented below according to price point:

Specialty/Super Premium
·         Nostalgia Series Shakes and Scallops (Variform)
·         VictoriaHarbor (Variform)
·         Cedar Select Shakes and Scallops (Napco)
·         American “76” Collection (Napco)
·         Rough Sawn Cedar (Georgia-Pacific)
·         New World Scallops (Georgia-Pacific)
·         Somerset (Georgia-Pacific)
·         Board and Batten (Variform, Napco and Georgia-Pacific)
Premium
·         Chatham Ridge (Georgia-Pacific)
·         Timber Oak (Variform)
·         Varigrain Preferred (Variform)
·         American Splendor (Napco)
·         Cedar Lane (Georgia-Pacific)
Standard
·         Camden Pointe (Variform)
·         American Herald (Napco)
·         American Tradition (Napco)
·         Nottingham(Variform)
·         Ashton Heights(Variform)
·         Heritage Hill (Georgia-Pacific)
·         Forest Ridge (Georgia-Pacific)
·         Shadow Ridge (Georgia-Pacific)
·         Castle Ridge (Georgia-Pacific)
Economy
·         Contractor’s Choice (Variform)
·         American Comfort (Napco)
·         Providence (Napco)
·         Vision Pro (Georgia-Pacific)
Manufactured Housing
·         Parkside (Georgia-Pacific)
·         Oakside (Georgia-Pacific)

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

            We sell our siding and accessories to specialty distributors (one-step distribution) and to wholesale distributors (two-step distribution).  Our specialty distributors sell directly to remodeling contractors and builders.  Our wholesale distributors sell to retail home centers and lumberyards who, in turn, sell to remodeling contractors, builders and consumers.  In the wholesale channel we are the sole supplier of vinyl siding and accessories to BlueLinx (formerly a distribution operation of the Georgia-Pacific Corporation), the largest building products distributor in the U.S.  Through BlueLinx and our BlueLinx dedicated, 21 person sales force, our Georgia-Pacific private label vinyl siding products are sold at major retail home centers, lumberyards and manufactured housing manufacturers.  A portion of our siding and accessories is also sold directly to Lowe’s Home Improvement Centers under our Durabuilt brand name.  Our growing customer base of fencing, railing and decking consists of distributors, retail home centers and lumberyards.

            Our largest customer, BlueLinx, made up 40.6% of the net sales of our siding, fencing, railing and decking segment and 18.9% of our consolidated net sales for the year ended December 31, 2005.  For the year ended December 31, 2004, BlueLinx made up 39.9% of the net sales of our siding, fencing, railing and decking segment and 24.3% of our consolidated net sales

Production and Facilities

            Vinyl siding, skirting, soffit and accessories are manufactured in our Kearney, Missouri, Martinsburg, West Virginia, and Jasper, Tennessee facilities, while all metal products are produced in our Valencia, Pennsylvania facility.  Our three vinyl siding plants will have the necessary capacity to support our planned sales growth in vinyl siding with the addition in 2006 of a new extruder at a cost of approximately $0.7 million, and the addition in 2007 of another extruder at a cost of approximately $1.5 million.  The metal plant has sufficient capacity to support planned levels of sales growth for the foreseeable future.  Our fencing, railing and decking products are currently manufactured at our York, Nebraska and Fair Bluff, North Carolina facilities.  The fencing, railing and decking plants have sufficient capacity to support our planned sales growth for the foreseeable future.  We expect our capital expenditures for our siding, fencing, railing and decking segment in the near future to remain consistent with our expenditures in past years.

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

Competition

            We compete with other national and regional manufacturers of vinyl siding, fencing, railing and decking products.  We believe we are one of the largest manufacturers of vinyl siding in North America, alongside CertainTeed, Owens Corning, Alcoa and Alside. We believe that we account for approximately 13% (during 2005) of the U.S. vinyl siding market.  Significant growth in vinyl fencing, railing and decking has attracted many new entrants, and the sector today is very fragmented.  Our fencing, railing and decking competitors include U.S. Fence, Homeland, Westech, Bufftech, Outdoor Technologies, Royal, Outdoor Fiberon and Trex.  We generally compete on product quality, breadth of product offering, sales and service support.  In addition to competition from other vinyl siding, fencing, railing and decking products, our products face competition from alternative materials: wood, metal, fiber cement and masonry siding.  Increases in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to decreases in net sales.

Seasonality

            Markets for our products are seasonal and can be affected by inclement weather conditions.  Historically, our business has experienced increased sales in the second and third quarters of the year due to increased construction during those periods.  Because a portion of our overhead and expenses are fixed throughout the year, our operating profits tend to be lower in the first and fourth quarter.  Inclement weather conditions can affect the timing of when our products are applied or installed, causing delayed profit margins when such conditions exist.

            We generally carry increased working capital during the first half of a fiscal year to support those months where customer demand exceeds production capacity.  We believe that this is typical within the industry.

Backlog

            Our siding, fencing, railing, and decking segment had a backlog of approximately $7.5 million at December 31, 2005, and approximately $9.2 million at December 31, 2004.  We expect to fill 100% of the orders during 2006.

Windows and Doors Segment

            In our windows and doors segment, our principal products include vinyl and wood windows and patio doors, as well as steel and fiberglass doors that serve both new home construction and the repair and remodeling sectors in the United States and Western Canada.  Our windows and doors segment includes MW Manufacturers, Inc. (“MW”), Great Lakes Window, Inc. (“Great Lakes Window”), Napco Window Systems, Inc. (“Napco Window Systems”) and CWD Windows and Doors, Inc. (“CWD”) subsidiaries.  We sell our windows and doors under our MW, Patriot, Twin Seal, Great Lakes, Ply Gem, Uniframe,  Grandview, Seabrooke, Bayshore, Napco and CWD brand names.  A summary of our product lines is presented below according to price point:

Specialty/Super Premium
·         Uniframe (Great Lakes)
Premium
·         Freedom (MW)
·         Ply Gem Lifestyles (Great Lakes)
·         Great Lakes Seabrooke (Great Lakes)
·         Grandview 4000 & 5000 (Great Lakes)
·         MW 1400 (Great Lakes)
·         Ambassador (CWD)
·         Regency (CWD)
Standard
·         Jefferson (MW)
·         Classic (MW)
·         TwinSeal (MW)
·         Bayshore (Great Lakes)
·         Grandview 3000 (Great Lakes)
·         MW 1300 (Great Lakes)
·         Napco Premium 3000 (NWS)
·         Napco Premium 2000 (NWS)
·         Premier (CWD)
·         Diplomat (CWD)
·         Envoy (CWD)
Economy
·         Napco Prime (NWS)
·         Consul (CWD)
·         Patriot (MW)

            The breadth of our product lines and our multiple brand and price point strategy enable us to target all areas of the sectors, including multiple distribution channels (wholesale, retail and builder direct) and end sectors (home repair and remodeling and new home construction), with minimal channel conflict.  In early 2006, Great Lakes will expand marketing of the MW 1300 & 1400 replacement window series to existing MW customers.  This program was piloted in the fourth quarter of 2005 in the Midwest region of the country, utilizing the existing MW sales organization.  A broad roll out in core MW markets took place in the first quarter of 2006.

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

            Our domestic windows and doors product lines are sold for use in new home construction and home repair and remodeling through a highly diversified customer base, which includes for our MW product lines independent building material dealers, regional/national lumberyard chains, builders direct/OEMs, retail home centers.  MW operates a network of vertically integrated production and distribution facilities located in Virginia, New Jersey, Mississippi and North Carolina.  Our Great Lakes Window and Napco product lines are sold through dealers and distributors.  Dealers typically market directly to homeowners or contractors in connection with remodeling requirements while distributors concentrate on local independent retailers.  In Canada, sales of CWD product lines in the new construction market are predominantly made through direct sales to builders and contractors, while sales in the renovation market are made primarily through retail lumberyards.  CWD products are distributed through seven distribution centers.

            Our three largest customers, NV Ryan, Builders FirstSource and Stock Builders Supply, each represented 9.0%, 7.7% and 5.7% of the sales of our windows and doors segment in 2005 respectively.

Production and Facilities

            Our windows and doors manufacturing facilities have benefited from our continued investment and commitment to product development and product quality combined with increasing integration of best practices across our product offerings.  In addition, beginning in 2003, MW significantly lowered its manufacturing cost basis by expanding its existing in-house capacity to extrude vinyl lineals used in the production of windows.  During 2003 and 2004 MW purchased six new lineal extruders which more than doubled its previous lineal production capacity.  Management is currently expanding vinyl lineal production to produce lineals for Great Lakes Window at a lower cost than the price that Great Lakes Window currently pays for its lineal needs.  By the end of 2006 over 80% of Great Lakes Window’s vinyl extrusion lineal profiles will be supplied by MW.  Additionally, in 2005, the siding, fencing, railing and decking segment began supplying MW with material (specifically PVC resin compound for window lineal production) at a lower cost than currently paid by MW.   The facilities can further expand capacity in a cost effective manner by expanding production shifts.  Ongoing capital investments will focus upon new product development, expanding lineal production capacity and equipment maintenance and improvement.

Raw Materials and Suppliers

            PVC compound, wood and glass are major components in the production of our window and door products. Historically changes in PVC compound and wood prices have had the most significant impact on our material cost of products sold in our windows and doors segment.  As a result of supplying MW’s PVC compound needs through our siding, fencing, railing and decking segment, management has reduced the production cost of window lineals at MW.  Great Lakes will benefit from the reduced cost of lineals produced in MW’s extrusion facility (approximately 40% of usage in 2006).  It is anticipated that MW  will supply all of Great Lakes major profile needs by 2007.

            MW, Great Lakes, Napco Window Systems, and CWD have significantly consolidated glass purchases to take advantage of strategic sourcing savings opportunities.

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

Seasonality

            Markets for our products are seasonal and can be affected by inclement weather conditions.  Historically, our business has experienced increased sales in the second and third quarters of the year due to increased construction during those periods.  Accordingly, our working capital is typically higher in the second and third quarters as well.  Because much of our overhead and expense are fixed throughout the year, our operating profits tend to be lower in the first and fourth quarter.  Inclement weather conditions can affect the timing of when our products are applied or installed, causing delayed profit margins when such conditions exist.

            Because we have successfully implemented lean manufacturing techniques and many of our windows and doors are made to order, inventories in our windows and doors segment do not change significantly with seasonal demand.

Backlog

            Our windows and doors segment had a backlog of approximately $17.6 million at December 31, 2005, and approximately $14.9 million at December 31, 2004.  We expect to fill 100% of the orders during 2006.

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

            Under the Stock Purchase Agreement governing the MW Acquisition, the MW Sellers have agreed to indemnify us for the first $250,000 in costs of compliance with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs in excess of $250,000 but less than $5.5 million.  MW’s Rocky Mount, Virginia property is subject to an environmental investigation pursuant to the Virginia Voluntary Remediation Program, relating to contamination derived from operations prior to the sale of the stock of MW by U.S. Industries, Inc.  U.S. Industries, Inc. assumed the obligations to conduct such investigation and to indemnify us, inter alia, with respect to all liabilities for environmental contamination at the Rocky Mount property when it sold MW’s stock to Fenway Partners in 1995.

            We voluntarily comply with the Vinyl Siding Institute, (“VSI”), Certification Program with respect to our vinyl siding and accessories.  Prior to 1998, there was no commonly-adopted industry certification process for vinyl siding products.  Uniform minimum standards were available, but uniform compliance was not assured.  In 1998, the VSI, under the leadership of our President and Chief Executive Officer, Lee Meyer, at that time the Chairman of the VSI, instituted a new industry-wide program to assure compliance with minimum product standards.  All major vinyl siding manufacturers, representing over 95% of all products, now comply with these guidelines.

            Under the VSI Certification Program, third party verification and certifications, provided by Architectural Testing, Inc., (“ATI”) is used to ensure uniform compliance with the minimum standards set by the American Society for Testing and Materials, (“ASTM”).  Those products compliant with ASTM specifications for vinyl siding will perform satisfactorily in virtually any environment.  ATI initially inspects all qualifying products for compliance and inspects plants to assure effective quality control programs.  In addition, compliance with advertised specifications is verified.  All manufacturing plants are inspected bi-annually during unannounced visits to monitor compliance.  Upon certification, products are added to the official VSI list of certified products and are eligible to bear the official VSI certification logo.

Employees

            As of December 31, 2005, we had approximately 4,600 full-time employees worldwide, of whom approximately 4,100 were in the United States and approximately 500 were in Canada.  Employees at our Valencia and Sarver, Pennsylvania plants are currently our only employees with whom we have a collective bargaining agreement.  Approximately 5.5% of our employees are represented by the United Steelworkers of America, AFL-CIO-CLC, pursuant to a collective bargaining agreement that expires on November 30, 2006, for the Valencia, PA employees and an agreement that expires on December 31, 2010 for the Sarver, PA employees.  In December 2005, the Alberta Labour Relations Board certified the results of an election at our CWD Windows and Doors production facility in Calgary, Alberta Canada in which the hourly employees voted to be represented by the United Brotherhood of Carpenters and Joiners of America (the “Carpenters Union”).  CWD will be negotiating an initial contract with the Carpenters Union during the first half of 2006.  Management does not expect CWD’s negotiations and initial contract with the Carpenters Union to have a material impact on the business.

Financial Information about Geographic Areas

            All of the Company’s operations are located in the United States and Canada.  Revenue from external customers for the year 2005 consists of:
  $775.8 million from United States customers
  $58.2 million from Canadian customers
  $4.9 million from all other foreign customers

            Revenue from external customers for the combined 2004 periods of January 1 to February 11, 2004 and January 23 to December 31, 2004, consists of:
  $574.7 million from United States customers
  $48.9 million from Canadian customers
  $2.9 million from all other foreign customers

            Revenue from external customers for the combined 2003 periods of January 1 to January 9, 2003 and January 10 to December 31, 2003, consists of:
  $483.0 million from United States customers
  $46.5 million from Canadian customers
  $1.9 million from all other foreign customers

            At December 31, 2005, long-lived assets totaled approximately $43.6 million in Canada and $835.9 million in the United States.  We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations.

Item 1A.  RISK FACTORS

Risks Associated with Our Business

            The substantial level of our indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

            We have substantial indebtedness.  As of December 31, 2005, we had approximately $637.5 million of indebtedness outstanding and up to $70.0 million of additional borrowing capacity under the revolving portion of our senior credit facilities.  Under the covenants in the indenture and its senior credit facilities, Ply Gem Industries could have incurred additional indebtedness of up to $84.6 million as of December 31, 2005.

            Our high level of indebtedness could have important consequences.  For example, it could:

·     make it more difficult for us to satisfy our obligations on the senior subordinated notes;

·     make it more difficult for us to satisfy our obligations under the senior credit facilities, exposing us to the risk of  defaulting on our secured debt which could result in a foreclosure on our assets, which in turn would negatively affect our ability to operate as a going concern;

·     require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, reducing the availability of our cash flow for other purposes, such as capital expenditures, acquisitions and working capital;

·     limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

·     increase our vulnerability to general adverse economic and industry conditions;

·     place us at a disadvantage compared to our competitors that have less debt;

·     expose us to fluctuations in the interest rate environment because the interest rates of our senior credit facilities are at    variable rates; and

·      limit our ability to borrow additional funds.

We expect to obtain the money to pay our expenses, fund working capital and capital expenditures, and to pay the interest on the senior subordinated notes, senior credit facilities and other debt from cash flow from our operations and from Ply Gem Industries’ existing and available borrowings under its senior credit facilities.  Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors.  We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures.  Our cash flow may not be sufficient to allow us to pay principal and interest on our debt (including the senior subordinated notes) and to meet our other obligations.  If we do not have enough money, we may be required to refinance all or part of our existing debt (including the senior subordinated notes), sell assets or borrow more money.  We may not be able to do so on terms acceptable to us or at all.  In addition, the terms of existing or future debt agreements, including the senior credit facilities and the indenture governing the notes, may restrict us from adopting any of these alternatives.  The failure to generate sufficient cash flow or to achieve such alternatives could reduce the value of the senior subordinated notes and limit our ability to pay principal of and interest on the notes.

The indenture for the senior subordinated notes and the senior credit facilities impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities.

            The indenture for the senior subordinated notes and senior credit facilities impose significant operating and financial restrictions on us.  These restrictions will limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, or merge or consolidate.  In addition, the senior credit facilities require Ply Gem Industries to maintain specified financial ratios.  These covenants prevent us from financing our future operations or capital needs or pursuing available business opportunities.  A breach of any of these covenants or an inability to maintain the required financial ratios could result in a default under the related indebtedness.  If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

            We face competition from other vinyl exterior building products manufacturers and alternative building materials.  If we are unable to compete successfully, we could lose customers and our sales could decline.

            We compete with other national and regional manufacturers of vinyl exterior building products.  Some of these companies are larger and have greater financial resources than we do.  Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do.  These competitors could take a greater share of sales and cause us to lose business from our customers.  Additionally, our products face competition from alternative materials: wood, metal, fiber cement and masonry in siding, and wood and aluminum in windows.  An increase in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose our customers and lead to decreases in net sales.

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

            Our principal raw materials, PVC resin and aluminum, have been subject to rapid price changes, particularly PVC resin in 2004 and 2005.  While we have historically been able to substantially pass on significant PVC resin and aluminum cost increases through price increases to our customers, our results of operations for individual quarters can be and have been hurt by a delay between the time of PVC resin and aluminum cost increases and price increases in our products.  While we expect that any significant future PVC resin and aluminum cost increases will be offset over time by price increases to our customers, we may not be able to pass on any future price increases.

            Because we depend on a core group of significant customers, our sales, cash flows from operations and results of operations may decline if our key customers reduce the amount of products they purchase from us.

            Our top ten customers accounted for approximately 42.3% of our net sales in the year ended December 31, 2005.  Our largest customer, BlueLinx, formerly a distribution operation of the Georgia-Pacific Corporation, distributes our vinyl siding and accessories through multiple channels within its building products distribution business, and accounted for approximately 18.9% of our 2005 net sales.  We expect a small number of customers will continue to account for a substantial portion of our net sales for the foreseeable future.

            The loss of or a significant adverse change in our relationships with BlueLinx or any other major customer could cause a material decrease in our net sales.  We expect our relationship with BlueLinx to continue.

            The loss of, or a reduction in orders from, any significant customers, losses arising from customers’ disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major retail customer could cause a decrease in our net income and our cash flow.  In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

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

            Our financial performance is affected by the availability of qualified personnel and the cost of labor.  Currently, approximately 5.5% of our employees are represented by labor unions.  In December 2005, the hourly employees at our CWD Windows and Doors production facility in Calgary, Alberta voted to be represented by the United Brotherhood of Carpenters and Joiners of America and CWD will be negotiating the initial contract during the first half of 2006. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity.  Furthermore, some of our direct and indirect suppliers have unionized work forces.  Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured.  Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

            We may be subject to claims arising from Ply Gem Industries’ former operations as a Nortek subsidiary, including claims arising from disposal of operations.  Nortek may not have the ability to fulfill its indemnification obligations to us in connection with the Ply Gem Acquisition, in which case, we would be liable for these claims.

            Under the terms of the stock purchase agreement governing the Ply Gem Acquisition, Nortek has agreed to indemnify us for liabilities arising from its former ownership or operations of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem Acquisition, including environmental liabilities, liabilities arising in connection with certain leases, product liability and other litigations, benefit plans, and for certain other liabilities.  Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek’s own financial condition, which could change in the future.  These liabilities could be significant, and if we are unable to enforce the Nortek indemnification obligations, could make it difficult to pay the interest or principal amount of the notes when due.  Nortek has covenanted to use their reasonable commercial efforts to novate certain sale and lease contracts relating to discontinued operations, thereby removing us and our affiliates from certain indemnification obligations thereunder, which obligations we retained in connection with the sales of certain of our businesses.  Accordingly, during 2004 Nortek successfully novated four sale contracts relating to our discontinued operations, including our disposition of Hoover Treated Wood Products, Inc., Sagebrush Sales, Peachtree Doors and Windows and SNE Enterprises.  As a consequence, we are no longer responsible for any indemnification obligations to the buyers of these former operations.  Nortek has also covenanted that after the Ply Gem Acquisition, it will not dispose of all or substantially all of its property and assets in a single transaction or series of related transactions, unless the acquirer of either its residential building products segment or HVAC segment (whichever is sold first) assumes all of Nortek’s obligations (including Nortek’s indemnification obligations) under the stock purchase agreement.

            We may be subject to claims arising from MW’s operations prior to the MW Acquisition.  Our ability to seek indemnification from the MW Sellers is limited, and may not cover these claims, in which case, we would be liable for these claims.

            We completed the MW Acquisition during 2004.  Our ability to seek indemnification from Investcorp and the other selling stockholders of MWM Holding is restricted to breaches of a limited amount of corporate representations and warranties, and for the first $250,000 in costs of compliance by MW with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs in excess of $250,000 but less than $5.5 million resulting from the compliance by MW with that same act.

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

            Our continued success depends to a large extent upon the continued services of our senior management and certain key employees.  We have entered into various equity-based compensation agreements with our senior executives, including Messrs. Meyer, Wayne, Morstad, and Montgomery, designed to encourage their retention.  Each member of our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success.  We do face the risk, however, that members of our senior management may not continue in their current positions and the loss of the services of any of these individuals could cause us to lose customers and reduce our net sales, lead to employee morale problems and/or the loss of key employees, or cause disruptions to our production.  Also, we may be unable to find qualified individuals to replace any of the senior executive officers who leave our company.

            On November 4, 2005, Ply Gem announced that Lee Meyer, Ply Gem’s President and Chief Executive Officer since 2002, informed the Board of Directors of his intention to retire in 2006.  Mr. Meyer will remain with the Company until his successor has been identified.  Additionally, Mr. Meyer’s services will be retained on an advisory basis for an extended period and Mr. Meyer will maintain a significant financial and equity interest in the Company following his retirement.  The Company does not anticipate any material adverse effect from Mr. Meyer’s retirement.

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

            Our facilities are subject to numerous U.S. and Canadian federal, state, provincial and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety.  From time to time, our facilities are subject to investigation by governmental regulators.  We believe we are in material compliance with all applicable requirements of such laws and regulations.  However, our efforts to comply with environmental requirements do not remove the risk that we may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for newly-discovered contamination at any of our properties from activities conducted by previous occupants.  Certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.  Under the stock purchase agreement governing the Ply Gem Acquisition, our former parent, Nortek, has agreed to indemnify us for any such liabilities arising from our former ownership or operation of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem Acquisition and for certain other properties.  Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek’s own financial condition.  Nortek has also covenanted that after the Ply Gem Acquisition, it will not dispose of all or substantially all of its property and assets in a single transaction or series of related transactions, unless the acquirer of either its residential building products segment or HVAC segment (whichever is sold first) assumes all of Nortek’s obligations (including Nortek’s indemnification obligations) under the stock purchase agreement.
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

            Under the stock purchase agreement governing the MW Acquisition, the MW Sellers have agreed to indemnify us for the first $250,000 in costs of compliance with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs in excess of $250,000 but less than $5.5 million.  MW’s Rocky Mount, Virginia property is subject to an environmental investigation pursuant to the Virginia Voluntary Remediation Program, relating to contamination derived from operations prior to the sale of the stock of MW by U.S. Industries, Inc. U.S. Industries, Inc. assumed the obligations to conduct such investigation and to indemnify us, inter alia, with respect to all liabilities for environmental contamination at the Rocky Mount property when it sold MW’s stock to Fenway Partners in 1995.

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

Location	Square Footage	Facility Use

Siding, Fencing, Railing and Decking Segment
Jasper, TN (2)	270,000	Manufacturing and Administration
Fair Bluff, NC (1)	200.000	Manufacturing and Administration
Kearney, MO (1)	187,000	Manufacturing and Administration
Valencia, PA (1)	175,000	Manufacturing and Administration
Martinsburg, WV (1)	163,000	Manufacturing and Administration
Martinsburg, WV (3)	124,000	Warehouse
York, NE (1)	79,000	Manufacturing
Cary, NC (4)	4,470	Administration

Windows and Doors Segment
Calgary, AB, Canada (1)	301,000	Manufacturing and Administration
Toledo, OH (1)	301,000	Manufacturing and Administration
Sarver, PA	119,000	Manufacturing and Administration
Rocky Mount, VA (1)	684,000	Manufacturing and Administration
Rocky Mount, VA (1)	160,000	Manufacturing
Hammonton, NJ	355,000	Manufacturing and Administration
Tupelo, MS	200,000	Manufacturing and Administration
Fayetteville, NC	221,000	Manufacturing

(1)     These properties are included in long-term leases entered into as a result of a sale/leaseback agreement entered into in August 2004 as part of the funding for the purchase of MWM Holding.
(2)     The lease for this facility expires on February 1, 2017.
(3)     The lease for this facility expires on January 14, 2008.
      (4)     The lease for this office facility expires November 2006.

Item 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of December 31, 2005, we were not a party to any material legal proceedings.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of equity holders.

PART II

Item 5.          MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED   STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        There is no established trading market for the common stock of Ply Gem Holdings, Inc.

Holders

        As of March 27, 2006 there was one holder of record of the common equity securities of Ply Gem Holdings, Inc.

Dividends

        See “Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on the Company’s securities authorized for issuance under the Company’s equity compensation plans.

Item 6.     SELECTED FINANCIAL DATA

            The following financial data set forth below is for the five-year period ended December 31, 2005. The audited data for the Pre-Nortek Recapitalization period from January 1, 2001 through January 9, 2003, (the “Nortek Recapitalization”) has been prepared on different bases of accounting due to the Recapitalization of our former parent Nortek, which took place on January 10, 2003, and therefore is not directly comparable to subsequent periods.  The periods presented during calendar 2004 provide the operating results of Ply Gem Industries from the beginning of the year, January 1, 2004, until the date of the Ply Gem Acquisition, February 12, 2004, as well as of Ply Gem Holdings, Inc. from the date of inception of January 23, 2004 through December 31, 2004. Subsequent to the acquisition, the financial statements presented are on a different basis of accounting.  Therefore, they are not directly comparable to preceding periods. Our results of operations for the period ended December 31, 2004 include the results of MWM Holding, Inc., from August 27, 2004, the date of acquisition, through December 31, 2004, as MWM Holding , Inc. was acquired on August 27, 2004.  The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements, related notes and other financial information included elsewhere in this report.

	Consolidated		Combined
			Ply Gem Industries, Inc.
	Ply Gem Holdings, Inc.		Post-Nortek		Pre-Nortek
			Recapitalization		Recapitalization

	For the	Jan. 23,	Jan. 1,	Jan. 10,	Jan. 1,	For the	For the
	Year ended	2004 to	2004 to	2003 to	2003 to	Year ended	Year ended
	Dec. 31,	Dec. 31,	Feb. 11,	Dec. 31,	Jan. 9,	Dec. 31,	Dec. 31,
	2005	2004	2004	2003	2003	2002	2001

Summary of Operations
Net Sales	$838,868	$585,945	$40,612	$522,565	$8,824	$508,953	$484,973
Income (loss) from continuing operations (1)	20,225	17,682	(3,350)	11,000	(900)	15,800	6,800

Total assets	1,049,998	1,104,299	N/A	503,368	N/A	574,354	715,744
Long-term borrowings	635,776	702,930	N/A	423,161	N/A	425,762	480,227

(1)  In January 2002, the Company adopted SFAS No. 142 “Goodwill and Other Intangible Assets”.   Under this statement, goodwill and intangible assets determined to have an indefinite useful life are no longer amortized.  Income (loss) from continuing operations includes amortization expense for goodwill of approximately $7.4 million, net of tax, for the year ended December 31, 2001.
            See the Notes to the consolidated and combined Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein regarding the effect on operating results of acquisitions and other matters.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

            The following discussion and analysis of our financial condition and results of operations is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated and combined financial statements included in this Annual Report on Form 10-K.  This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated and combined financial statements (including the notes thereto and the independent registered public accounting firm’s report thereon), and the description of our business, all as set forth in this Annual Report on Form 10-K, as well as the risk factors discussed below and in Item 1A.

            Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  See “Cautionary Statement with Respect to Forward-Looking Statements” and “Risk Factors.”

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

            Ply Gem Holdings, a wholly owned subsidiary of Ply Gem Investment Holdings, Inc., was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. from Nortek (the “Ply Gem Acquisition”).  The Ply Gem Acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries, to Ply Gem Holdings, pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc. and Nortek, Inc. and WDS LLC dated as of December 19, 2003, as amended.  Prior to February 12, 2004, the date of the Ply Gem Acquisition, Ply Gem Holdings had no operations and Ply Gem Industries was a wholly-owned subsidiaryof WDS LLC, which was a wholly-owned subsidiary of Nortek.

            On February 24, 2006 in connection with the acquisition (the “Alenco Acquisition”) of AWC Holding Company (“AWC”, and together with its subsidiaries, “Alenco”) a new holding company, Ply Gem Prime Holdings, Inc., was formed pursuant to a merger involving Ply Gem Investment Holdings, Inc.  As a result, Ply Gem Prime Holdings, Inc. became the sole shareholder of Ply Gem Investment Holdings, Inc., each outstanding share of capital stock of Ply Gem Investment Holdings, Inc. was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime Holdings, Inc. and Ply Gem Prime Holdings, Inc. assumed Ply Gem Investment Holdings, Inc.’s obligations under the Ply Gem Investment Holdings 2004 Stock Option Plan.  In connection therewith, each outstanding stock option and phantom unit of Ply Gem Investment Holdings, Inc. was converted on  a 1:1 basis into a stock option and phantom unit of Ply Gem Prime Holdings, Inc.

         On February 24, 2006, Ply Gem completed the Alenco Acquisition in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock option holders of AWC and FNL Management Corp., an Ohio corporation, as their representative on February 6, 2006 (the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco (the “Rollover Shares”) that were contributed separately to Ply Gem Prime Holdings, Inc., the new parent company of Ply Gem Investment Holdings, Inc., in exchange for shares of capital stock of Ply Gem Prime Holdings, Inc.).  Immediately following the completion of the Alenco Acquisition, AWC became a wholly owned subsidiary of Ply Gem.  The purchase price paid by Ply Gem was approximately $89.4 million of cash, which included $4.0 million in cash delivered by Ply Gem to an escrow agent to be held in escrow as security for the sellers’ indemnification and other obligations under the Securities Purchase Agreement, plus the repayment of approximately $31.3 million of outstanding indebtedness of Alenco. In connection with the Alenco Acquisition, certain members of Alenco management invested approximately $8.1 million in the capital stock of Ply Gem Prime Holdings, Inc.
         Alenco is a leading vertically integrated manufacturer of aluminum and vinyl windows and doors, headquartered in Bryan, Texas.  The Alenco Acquisition directly supports the Company’s national window strategy.  Unless stated otherwise, information contained in this Form 10-K does not include Alenco.
         On August 27, 2004 Ply Gem Industries acquired all of the outstanding shares of capital stock of MWM Holding, in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding and the selling stockholders in the MW Acquisition.  The accompanying financial statements include the operating results of MWM Holding for the period of August 27, 2004, the date of acquisition, through December 31, 2005.
            On January 9, 2003, Nortek Holdings, the former indirect parent or Ply Gem Industries, Inc., was acquired by certain affiliates and designees of Kelso & Company L.P. and certain members of management of our former parent, Nortek.  Ply Gem Industries, Inc., its subsidiaries and CWD Windows and Doors, a division of Broan-Nutone Canada, Inc., Nortek and Nortek Holdings accounted for the Nortek Recapitalization as a purchase in accordance with the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” which resulted in a new valuation for the assets and liabilities of Nortek Holdings and its subsidiaries (including us) based upon their estimated fair values as of the date of the Nortek Recapitalization.

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

            Selling, general and administrative expense.  Selling, general and administrative expense (“SG&A expense”) includes all non-product related operating expenses, including selling, marketing, research and development costs, information technology and other general and administrative expenses.

            Operating earnings.  Operating earnings represents net sales less cost of products sold, SG&A expense and amortization of intangible assets.

            Comparability.  The data for the Pre-Nortek Recapitalization period from January 1, 2003 through January 9, 2003 has been prepared on a different basis of accounting due to our former parent’s (Nortek) Recapitalization which took place on January 9, 2003 and therefore is not directly comparable to the post-Nortek Recapitalization information presented.  The data presented for the year ended December 31, 2003 includes data prepared using a different basis of accounting for the Pre-Nortek Recapitalization period from January 1, 2003 to January 9, 2003 and the Post-Nortek Recapitalization period from January 10, 2003 to December 31, 2003, and therefore those periods are not directly comparable.  In addition, the data presented for the year ended December 31, 2004 includes predecessor data for Ply Gem Industries, Inc. from January 1, 2004 to February 11, 2004 and successor data for Ply Gem Holdings, Inc. from January 23, 2004 to December 31, 2004 and therefore those periods are not directly comparable.  In addition, during the period January 23, 2004 (inception) through February 11, 2004, Ply Gem Holdings, Inc., which ultimately acquired Ply Gem Industries, Inc., conducted no operations.  The Pre-Nortek Recapitalization and Post-Nortek Recapitalization periods were prepared using different bases of accounting and therefore are not directly comparable.  All periods after the MW Acquisition in August 2004 include the results of operations of MWM Holding.

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

Critical Accounting Policies

The following discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based on our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates.  Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory.  Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at December 31, 2005 would result in a $0.8 million and $0.5 million impact upon SG&A expense and cost of products sold, respectively.  Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

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

            Accounts Receivable.  We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments, which is provided for in bad debt expense.  We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customers’ receivables, considering customers’ financial position, credit history and other current economic conditions.  If a customer’s financial position were to deteriorate which might impact its ability to make payment, then additional allowances may be required.

            Inventories.  Inventories in the accompanying consolidated and combined balance sheets are valued at the lower of cost or market.  At December 31, 2005, and December 31, 2004, approximately $9.8 million and $11.7 million of total inventories, respectively, were valued on the last-in, first-out method, or “LIFO.”   Alternatively, under the first-in, first-out method, or “FIFO,” of accounting, such inventories would have been approximately $2.8 million and $1.2 million higher at December 31, 2005and December 31, 2004, respectively.  All other inventories were valued under the FIFO method.  In connection with both LIFO and FIFO inventories, we record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

            Asset Impairment.  In accordance with SFAS No. 144, we evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and purchased intangible assets subject to amortization, based on expectations of non-discounted future cash flows for each subsidiary having a material amount of long-lived assets. If circumstances indicate a potential impairment, and if the sum of the expected non-discounted future cash flow is less than the carrying amount of all assets including SFAS No. 144 long-lived assets, we would recognize an impairment loss.

            Goodwill and Indefinite Lived Intangibles Impairment.  In accordance with SFAS No. 142, we perform annual tests for goodwill and indefinite lived intangibles impairment.  We assess goodwill and indefinite lived intangibles which are not subject to amortization for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  Based upon our most recent analysis, we believe that no impairment of goodwill or indefinite lived intangibles existed at December 31, 2005.

Insurance Liabilities.  We record insurance liabilities and related expenses for health, workers’ compensation, product and general liability losses and other insurance expenses in accordance with either the contractual terms of their policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company relies on historical trends when determining the appropriate health insurance reserves to record in our consolidated balance sheets. The Company relies heavily on the advice and calculations of third-party actuarial consultants when determining the appropriate insurance reserves to record in our consolidated balance sheets for a substantial portion of our workers’ compensation and general and product liability losses.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.

Income Taxes.  Prior to February 12, 2004, federal income taxes have been recorded in our combined financial statements based upon our pro rata share of Nortek’s consolidated federal tax provision.  We account for deferred income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet.  The amount recorded in our financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns.  Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  During 2005, the Company established reserves relating to net operating losses acquired in the MW Acquisition and transaction costs associated with the Ply Gem and MW Acquisitions.  If the benefits for which a reserve has been provided are subsequently recognized, they will reduce goodwill resulting from the application of the purchase method of accounting for these transactions.  Subsequent to February 12, 2004, U.S. federal income tax returns have been prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, Inc., Ply Gem Industries, Inc. and its subsidiaries.  We have executed a tax sharing agreement with Ply Gem Holdings, Inc. and Ply Gem Investment Holdings, Inc. pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  Our U.S. subsidiaries file unitary, combined and separate state income tax returns.  CWD Windows and Doors files separate Canadian income tax returns.

            Purchase accounting.  Business acquisitions are accounted for using the purchase method of accounting. The cost of the acquired company is allocated to identifiable tangible and intangible assets based on estimated fair value generally determined by third party valuation specialists, with the excess allocated to goodwill.

Results of Operations

          The following table summarizes net sales and net income by segment and is derived from the accompanying consolidated and combined statements of operations included in this report.

	Consolidated		Combined
		January 23,	January 1,	January 10,	January 1,
	Year ended	2004 to	2004 to	2003 to	2003 to
	December 31,	December 31,	February 11,	December 31,	January 9,
	2005	2004	2004	2003	2003

Net Sales
Siding, Fencing, Railing and Decking	$ 390,925	$ 352,167	$ 29,546	$ 363,051	$ 6,760
Windows and Doors	447,943	233,778	11,066	159,514	2,064
Operating earnings
Siding, Fencing, Railing and Decking	44,892	40,951	690	43,855	106
Windows and Doors	47,699	24,051	(1,444)	15,782	(361)
Unallocated	(3,798)	(1,269)	(791)	(8,516)	(171)
Foreign currency gain
Windows and Doors	1,010	2,473	-	-	-
Interest expense, net
Siding, Fencing, Railing and Decking	296	35	3,610	32,557	805
Windows and Doors	1,804	2,385	6	73	1
Unallocated	54,827	34,793	39	291	168
Income tax expense
Unallocated	12,651	11,311	(1,850)	7,200	(500)

Net income (loss)	$ 20,225	$ 17,682	$ (3,350)	$ 11,000	$ (900)

            The following tables set forth our results of operations based on the amounts and the percentage relationship of the items listed to net sales for the periods indicated.  However, our results of operations set forth in the tables below may not necessarily reflect what would have occurred if we had been a separate, stand-alone entity during the periods presented prior to the Ply Gem Acquisition on February 12, 2004, or what will occur in the future.

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

Siding, Fencing, Railing and Decking Segment
	Consolidated				Combined
			January 23,		January 1,		January 10,		January 1,
	Year ended		2004 to		2004 to		2003 to		2003 to
	December 31,		December 31,		February 11,		December 31,		January 9,
	2005		2004		2004		2003		2003
Statement of operations data:
Net Sales	390,925	100%	352,167	100%	29,546	100%	363,051	100%	6,760	100%
Cost of products sold	309,060	79.1%	273,338	77.6%	24,281	82.2%	274,244	75.5%	5,909	87.4%
Gross Profit	81,865	20.9%	78,829	22.4%	5,265	17.8%	88,807	24.5%	851	12.6%
SG&A expense	33,752	8.6%	35,164	10.0%	4,272	14.5%	41,405	11.4%	685	10.1%
Amortization of intangible assets	3,221	0.8%	2,714	0.8%	303	1.0%	3,547	1.0%	60	0.9%
Operating earnings	44,892	11.7%	40,951	11.6%	690	2.3%	43,855	12.1%	106	1.6%

Net Sales
            Net sales for the year ended December 31, 2005 increased from the periods January 1, 2004 to February 11, 2004 and January 23, 2004 to December 31, 2004 (the “2004 periods”) by approximately $9.2 million or 2.4%.  The increase was primarily due to higher sales prices, partially offset by lower volume.   The increase in sales price resulted from price increases that management initiated during 2005 in response to market wide increases in raw material and freight costs.  Sales volumes were down due to soft customer demand in repair and remodeling markets for both our vinyl and metal products.  Although the National Association of Home Builder’s (NAHB) is projecting single family housing starts to decline in 2006 from 2005 levels, which would negatively impact our net sales unit volume, management believes that decreases in net sales resulting from a decline in housing starts may be offset in part or whole by the full year impact of price increases initiated during 2005 and sales growth with new customers.

Net sales for the 2004 periods increased by approximately $11.9 million over the January 1 to January 9, 2003 and January 10 to December 31, 2003 periods presented (the “2003 periods”).  The increase in net sales was driven by unit volume growth in our wholesale, retail home centers, and manufactured housing channels, and increased selling prices that resulted from price increases that we initiated in response to higher raw material costs, specifically PVC resin and aluminum.    Sales volume of our fencing products was lower than the previous year due to the reduction of inventory levels by our customers during the third quarter which we believe was in response to our improved service capabilities and the impact of wet weather in our southeast region.

Cost of Products Sold
            Cost of products sold for the year ended December 31, 2005 increased from the 2004 periods by approximately $11.4 million or 3.8%.  The increase in cost of products sold was driven by market wide increases in raw material, both PVC resin and aluminum, both of which saw significant increases during 2005 as well as higher freight expense due to increased fuel costs.  Although these market wide increases in raw material and freight costs were fully offset in dollars by price increases and material strategic sourcing and other cost saving initiatives that management implemented during the year, costs of products sold as a percentage of net sales did increase during 2005 which reduced gross profit margins from 22.0% for the 2004 periods to 20.9% for the year ended December 31, 2005. It should also be noted that raw material costs were impacted significantly in the fourth quarter by a dramatic increase in PVC resin cost which resulted from the impact of hurricanes Katrina and Rita which drove an industry wide shortage of PVC resin.  The company was able to fully offset the increase in the fourth quarter PVC resin cost with price increases while ensuring that the supply of products to our customers was not disrupted during the industry wide PVC resin supply shortage.  Management expects the costs of raw materials to increase modestly during 2006 and that these increases will be offset by the full year impact of price increases already put in place during 2005 or initiated during 2006, as well as the favorable impact from management’s continued cost savings initiatives.

            Cost of products sold for the 2004 periods presented increased by approximately $17.5 million over the cost of products sold for the 2003 periods presented.  The increase in cost of products sold was primarily due to increased unit sales volume.  The increase in cost of products sold as a percentage of sales resulted from higher raw material costs, specifically PVC resin and aluminum, both of which saw significant increases in market prices during the 2004 periods.  Increased raw material costs were largely offset by increases in selling prices and operational efficiency improvements. The operational efficiency improvements that were realized were due primarily to the closure of our Butler, PA manufacturing facility in May of 2003, and the renegotiation of our PVC resin pricing effective July 1, 2003.  The periods presented for both 2003 and 2004 were impacted by the application of purchase accounting, primarily from the non-cash write off of purchase price allocated to inventory which increased cost of products sold by approximately $0.5 million and approximately $1.4 million for the 2004 and 2003 periods presented respectively.

Selling general and administrative expense
            SG&A expense for the year ended December 31, 2005 decreased from the 2004 periods by approximately $5.7 million or 14.4%.   The decline in SG&A expense was impacted by management’s austerity initiatives that were implemented to offset the decreased unit sales volume and the market wide increases in raw material and freight costs which impacted our cost of products sold. Management’s austerity initiatives include the reduction, postponement or elimination of discretionary spending in all areas of SG&A.  During 2006 management expects SG&A expenses as a percentage of sales to return to levels which are in line with 2004 historical performance.

            SG&A expense for the 2004 periods presented decreased by approximately $2.7 million from the 2003 periods presented.   The decline in SG&A expense was impacted by certain one-time costs totaling $1.3 million incurred in the 2003 periods related to the closure of our Butler, PA manufacturing facility in May 2003 and a decrease of $2.7 million in bad debt expense in this segment.  These decreases were partially offset by other wage and benefit inflation costs.

Windows and Doors Segment
	Consolidated				Combined
			January 23,		January 1,		January 10,		January 1,
	Year ended		2004 to		2004 to		2003 to		2003 to
	December 31,		December 31,		February 11,		December 31,		January 9,
	2005		2004		2004		2003		2003
Statement of operations data:
Net Sales	447,943	100%	233,778	100%	11,066	100%	159,514	100%	2,064	100%
Cost of products sold	338,516	75.6%	174,985	74.9%	9,448	85.4%	119,419	74.9%	1,742	84.4%
Gross Profit	109,427	24.4%	58,793	25.1%	1,618	14.6%	40,095	25.1%	322	15.6%
SG&A expense	55,188	12.3%	31,827	13.6%	3,040	27.5%	24,011	15.1%	673	32.6%
Amortization of intangible assets	6,540	1.5%	2,915	1.2%	22	0.2%	302	0.2%	10	0.5%
Operating earnings	47,699	10.6%	24,051	10.3%	(1,444)	-13.0%	15,782	9.9%	(361)	-17.5%
Currency transaction gain	1,010	0.2%	2,473	1.1%	-	0.0%	-	0.0%	-	0.0%

Net Sales
            Net sales for the year ended December 31, 2005 increased from the 2004 periods by approximately $203.1 million.  The increase in net sales was primarily driven by the acquisition of MW during 2004, which contributed approximately $292.1 million in net sales in 2005 versus $92.3 million in the four months which were included in our 2004 results.  Additionally, net sales from our Canadian subsidiary CWD increased by $9.9 million due in part to the continued strength of the housing market in Western Canada.  This increase was partially offset by a decrease in sales of our repair and remodeling windows which resulted from softness in end use demand for repair and remodeling products that was pronounced in the third quarter of 2005.  In addition, production difficulties that occurred with the introduction of a new line of repair and remodeling windows in our Great Lakes Window and Napco Window Systems brands in early 2005 decreased our ability to convert new customers.  As discussed in our siding, fencing, railing and decking segment, the National Association of Home Builder’s (NAHB) is projecting single family housing starts to decline in 2006 from 2005 levels, which would negatively impact our net sales unit volume, management believes that decreases in net sales resulting from a decline in housing starts may be offset in part or whole by the full year impact of price increases initiated during 2005 and sales growth with new customers as well as growth with existing customers into new geographical regions.

            Net sales for the 2004 periods presented increased by approximately $83.3 million over the 2003 periods presented.  The increase in net sales was primarily driven by the acquisition of MW, which contributed $92.3 million to our net sales.  This increase was partially offset by a decrease of approximately $5.7 million due to the closing of our Thermal-Gard subsidiary during 2004 and weaker demand for our Great Lakes repair and remodeling windows which management believes was due to a dated product line.

Cost of Products Sold
            Cost of products sold for the year ended December 31, 2005 increased from the 2004 periods by approximately $154.1 million, primarily related to cost of products sold contributed by MW for twelve months in 2005 versus four months in 2004.  In addition, cost of products sold increased due to manufacturing inefficiencies related to the introduction of a new line of repair and replacement windows in our Great Lakes Window and Napco Window Systems brands which caused gross profit margins to decline modestly from 24.7% for the 2004 periods to 24.4% for the year ended December 31, 2005.  Finally, the market wide increases in raw material costs, specifically PVC resin, and freight costs that were seen in 2005 drove an increase in cost of products sold but were fully offset by increases in our selling prices, as well as cost savings and synergies that were realized in our window products manufacturing during 2005.  Management expects raw material costs to increase modestly during 2006 and that these increases will be largely offset by the full year impact of price increases already put in place during 2005 or initiated during 2006, as well as the favorable impact from management’s continued cost savings initiatives.

            Cost of products sold for the 2004 periods increased by approximately $63.3 million over the cost of products sold for the 2003 periods presented.  The increase in cost of products sold was primarily due to net sales contributed by MW which increased cost of products sold by approximately $71.5 million.  This increase was partially offset by a decrease of approximately $5.2 million due to the closing of our Thermal-Gard subsidiary during 2004.  Cost of products sold for the 2004 period was impacted by the application of purchase accounting, primarily from the non-cash write off of purchase price allocated to inventory, which increased cost of products sold by approximately $1.9 for the period ended December 31, 2004.

Selling general and administrative expense
            SG&A expense for the year ended December 31, 2005 increased from the 2004 periods by approximately $20.3 million, primarily due to $20.8 contributed by MW, which incurred SG&A expenses of $30.0 for twelve months of 2005 versus $9.2 million for four months of 2004.  During 2006, management expects SG&A expense as a percentage of sales to increase modestly over 2005 actual levels.

            SG&A expense for the 2004 periods presented increased by approximately $10.2 million from the 2003 periods presented.   The increase in SG&A expense was primarily due to the addition of MW operations, which increased expenses by approximately $9.2 million.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	Consolidated		Combined
		January 23,	January 1,	January 10,	January 1,
	Year ended	2004 to	2004 to	2003 to	2003 to
	December 31,	December 31,	February 11,	December 31,	January 9,
	2005	2004	2004	2003	2003
Statement of operations data:
Operating earnings (loss)	(3,798)	(1,269)	(791)	(8,516)	(171)
Interest expense	(55,199)	(34,880)	(39)	(318)	(159)
Investment income	372	87	-	27	(9)
Provision (benefit) for income taxes	12,651	11,311	(1,850)	7,200	(500)

Operating earnings (loss)
            Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The increase in loss from the 2004 periods to the year ended December 31, 2005, was primarily due to the unallocated effect of the change in sale leaseback accounting. The decrease in loss from the 2003 periods to the 2004 periods is due to the different bases of accounting between the two periods.

Interest expense
            Interest expense for the year ended December 31, 2005 increased by approximately $20.3 million over the 2004 periods as a result of increased borrowings due to the MW Acquisition in August of 2004 and higher interest rates on our variable rate loan.

            Interest expense for the 2004 periods increased by approximately $34.4 over the 2003 periods, primarily due to the change in corporate structure.  Interest incurred during the 2004 periods was a result of the financing of the Ply Gem acquisition in February 2004 and the MW acquisition in August 2004.  Interest incurred during the 2003 periods was charged as intercompany interest by our former parent company.

Income taxes
            Income tax expense for the year ended December 31, 2005, increased by approximately $2.7 million over the 2004 periods, primarily as a result of the greater pretax earnings in 2005 vs the 2004 periods, partially offset by a decrease in the effective tax rate of approximately 38.5% for the year ended December 31, 2005 as compared to approximately 39.0% and 35.6% for the periods January 23, 2004 to December 31, 2005 and January 1, 2004 to February 11, 2004, respectively.

            Income tax expense for the 2004 periods increased by approximately $2.8 over the 2003 periods, primarily as a result of the greater pretax earnings in the 2004 periods vs the 2003 periods.  The effective tax rates for the 2004 periods listed above, decreased from approximately 39.6% and 35.7% for the period January 10, 2003 to December 31, 2003 and for the period January 1, 2003 to January 9, 2003, respectively.

Liquidity and Capital Resources

            Our primary cash needs are for working capital, capital expenditures and debt service.  After the Ply Gem Acquisition on February 12, 2004 we have financed these cash requirements through internally generated cash flow and funds borrowed under our Ply Gem Industries’ credit facility.

            Net cash provided by operating activities for the year ended December 31, 2005 was approximately $63.9 million.  Net cash provided by operating activities for the 2004 periods of January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004 was approximately $49.4 million and $1.6 million, respectively, while net cash provided by operating activities for the 2003 periods of January 10, 2003 to December 31, 2003 and January 1, 2003 to January 9, 2003 was approximately $24.2 million and $1.9 million, respectively.  The increase in net cash provided by operating activities for the year ended December 31, 2005 compared to the 2004 periods presented was primarily driven by increased earnings as a result of the addition of MW in August 2004. The increase in net cash provided by operating activities for the 2004 periods compared to the 2003 periods was primarily driven by improved earnings and reductions in working capital.

            Net cash used in investing activities for the year ended December 31, 2005 was approximately $14.4 million.  Net cash provided by (used in) investing activities for the 2004 periods of January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004 was approximately $(890.0) million and $0.4 million respectively, while net cash used in investing activities for the 2003 periods of January 10, 2003 to December 31, 2003 and January 1, 2003 to January 9, 2003 was approximately ($8.0) million and ($0.3) million respectively.  The cash used in investing activities for the year ended December 31, 2005 was primarily used for capital expenditures while the cash used in investing activities during the 2004 periods presented was driven by the cash used to fund the Ply Gem Acquisition and the MW Acquisition.

            Net cash used in financing activities for the year ended December 31, 2005 was approximately $34.3 million.  Net cash provided by (used in) financing activities for the 2004 periods of January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004 was approximately $847.3 million and ($7.5) million respectively, while net cash used in financing activities for the 2003 periods of January 10, 2003 to December 31, 2003 and January 1, 2003 to January 9, 2003 was approximately ($11.4) million and ($4.7) million respectively.  The cash used in financing activities for the year ended December 31, 2005 was primarily used to pay down debt.  The increase in net cash provided by financing activities for the 2004 periods presented was driven by the cash provided from our new capital structure that resulted from the consummation of the Ply Gem Acquisition and the MW Acquisition, which includes Ply Gem Industries’ senior subordinated notes, Ply Gem Industries’ senior term loan facilities, Ply Gem Industries’ senior revolving credit facility, and $169.1 million of equity contribution.

            Our capital expenditures for the year ended December 31, 2005 totaled approximately $14.7 million.  Our capital expenditures for the 2004 periods of January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004 were approximately $6.8 million and $0.7 million, respectively, as compared to our capital expenditures for the 2003 periods of January 10, 2003 to December 31, 2003 and January 1, 2003 to January 9, 2003 which were approximately $7.7 million and $0.3 million, respectively.

            We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of Ply Gem Industries’ senior credit facilities.  As of December 31, 2005, Ply Gem Industries had approximately $637.5 million of indebtedness and had no borrowings against its $70.0 million revolving credit facility.  As of March 15, 2006 Ply Gem had $13.2 million dollars drawn on its revolver to fund seasonal working capital requirements.  Concurrently with the Ply Gem Acquisition, Ply Gem Industries entered into $255.0 million of new senior credit facilities, and issued $225 million aggregate principal amount of its 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  At the time of the Ply Gem Acquisition on February 12, 2004, our senior credit facilities consisted of a $65.0 million revolving credit facility and $190.0 million of term loan facilities.  The term loan facilities had two tranches, a $160.0 million tranche under which Ply Gem Industries is the borrower, and a $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower.  We borrowed the full amounts under the term loan facilities and approximately $3.0 million under the revolving credit facility.  Subsequent to the Ply Gem Acquisition, Ply Gem Industries amended and restated its senior credit facilities on March 3, 2004 to increase the U.S. term loan facility from $160.0 million to $170.0 million and reduce the revolving credit facility from $65.0 million to $55.0 million.  We utilized the additional $10.0 million to pay down existing indebtedness under our municipal loan agreements. In connection with the MW Acquisition on August 27, 2004, Ply Gem Industries entered into an amendment to its senior credit facilities, which increased by $15.0 million the revolving credit facility and added an additional term loan facility in the amount of $111.0 million. Ply Gem Industries also issued an additional $135.0 million aggregate principal amount of its 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  At the closing of the MW Acquisition, Ply Gem Industries borrowed the entire amount under the new term loan facility and an additional $6.0 million under the revolving credit facility to fund the MW Acquisition and pay related costs and expenses.

            During December 2004, Ply Gem Industries repaid the entire amount borrowed against the revolving credit facility.  Also during December 2004, Ply Gem Industries prepaid $5.0 million of the $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc. is the borrower.
            During the first quarter of 2005, Ply Gem Industries borrowed $35.5 million under the revolving credit facility to fund our seasonal working capital requirements and first quarter capital expenditures.  During the second, third, and fourth quarters of 2005, Ply Gem Industries repaid the entire amount borrowed against the revolving credit facility.  As of December 31, 2005, we had $70.0 million of availability under our revolving credit facility.
      On July 25, 2005, the Company entered into an amendment to its credit facility.  Under the terms of the amended agreement, the Company will be permitted to use its excess cash flow and/or a portion of its revolving credit facility to repurchase up to $25.0 million aggregate principal amount of the Company’s 9% Senior Subordinated Notes due 2012.  Subject to market conditions, its capital needs and other factors, the Company may from time to time purchase up to $25.0 million aggregate principal amount of its 9% Senior Subordinated Notes due 2012 in market transactions, privately negotiated sales or other transactions.  As of December 31, 2005 the company has not purchased any of its Senior Subordinated Notes.
            On February 24, 2006, the Company entered into an amendment to its credit facility.  Under the terms of the amended agreement, the Company borrowed $375.0 million in U.S. term loans to refinance $252.7 million of outstanding U.S. Term loans, repay approximately $1.8 million in revolving credit loans and fund the Alenco Acquisition, which was completed on February 24, 2006.  Additionally, under the terms of the amended agreement, the Company’s Canadian borrower borrowed $25.0 million to refinance approximately $24.5 million of outstanding Canadian term loans.

The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs.  The revolving credit facility will mature in February 2009 and has no scheduled amortization or commitment reductions.  The term loan facilities will mature in February 2011 and have quarterly scheduled amortizations of $0.4 million beginning in the quarter ended June 30, 2004 and for the next 23 calendar quarters thereafter, $39.8 million on each of June 30, 2010, September 30, 2010, December 31, 2010, and $151.0 million on the maturity date.

            The senior credit facilities and the indenture for the senior subordinated notes impose certain restrictions on Ply Gem Industries, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.  The terms of the senior credit facilities and the senior subordinated notes also significantly restrict the ability of Ply Gem Industries to pay dividends and otherwise distribute assets to Ply Gem Holdings.  In addition, the senior credit facilities require Ply Gem Industries to comply with certain financial ratios.  Indebtedness under the senior credit facilities is secured by substantially all of Ply Gem Industries’ assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles.  In addition, our U.S. senior credit facilities are guaranteed by Ply Gem Holdings and secured by its assets (including its equity interests), as well as guaranteed and secured by the equity interests and substantially all of the assets of our current and, if any, future domestic subsidiaries, subject to exceptions.

Ply Gem Industries executed certain sale/leaseback transactions in connection with the MW Acquisition with respect to eight of our properties for approximately $36.0 million, and simultaneously entered into long-term leases for those properties with initial annual rent payments of approximately $3.5 million.  The net proceeds were used to fund a portion of the purchase price of the MW Acquisition.

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

Contractual Obligations

            The following table summarizes our contractual cash obligations under financing arrangements and lease commitments as of December 31, 2005, including interest amounts.  Except for the senior subordinated notes, the interest rates are generally variable and have been presented at the current rates.  Actual rates for future periods may differ from those presented here.

				More Than
		Less		3 Years Yet
	Total	Than		Less Than	5 Years
	Amount	1 Year	1-3 Years	5 Years	or More
	(dollars in thousands)
Term loan facilities, principal	$ 277,192	$ 1,693	$ 5,079	$ 270,420	$ -
Term loan facilities, interest	98,790	19,884	58,923	19,983	-
Senior subordinated notes	360,000	-	-	-	360,000
Senior subordinated notes, interest	210,600	32,400	97,200	64,800	16,200
Non-cancelable lease commitments	110,696	10,330	22,924	12,342	65,100
Pension obligations	21,780	1,980	5,940	3,960	9,900
Total	$ 1,079,058	$ 66,287	$ 190,066	$ 371,505	$ 451,200

We have reflected the pension obligation in future periods as being equal to the 2006 annual funding requirement.
As discussed in Item 13, “Certain Relationships and Related Transactions”, of this report, the Company will pay an annual fee to an affiliate of Caxton-Iseman each year based on 2% of EBITDA.

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

Recent Accounting Pronouncements

            In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award.  The Company will adopt the provisions of SFAS 123R for the first quarter of our fiscal year ending December 31, 2006.  At this time, we are still evaluating the effect of the new provisions, but do not anticipate that the adoption of this statement will have a material effect on our consolidated financial position or results of operations.

    In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which amended the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this Statement required that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  During 2005 the Company adopted SFAS No. 151, which did not have a material effect on our financial position or results of operations.

      In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  The interpretation requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.  The interpretation is effective for years ending after December 15, 2005.  The interpretation did not have a material impact on our financial position or results of operations.

            In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections (“SFAS 154)”. SFAS 154 replaces APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 requires retrospective application of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.  SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  We do not anticipate that the adoption of this statement will have a material effect on our financial position or results of operations.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

            We are exposed to market risk from changes in interest rates primarily through our borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.  Our principal interest rate exposure relates to the term loans outstanding under our senior credit facilities.  We had approximately $277.2 million of term loans outstanding at December 31, 2005, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $0.7 million per year.  We also have a revolving credit facility which will provide for borrowings of up to $70.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities.  Assuming the revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year.  In the future we may enter into interest rate swaps, involving exchange of floating or fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

      Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  In 2005, the net impact of foreign currency changes to the Company’s results of operations was a gain of $1.0 million.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s equity of approximately $3.6 million at December 31, 2005.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At December 31, 2005, we did not have any significant outstanding foreign currency hedging contracts.

Commodity Pricing Risk

    We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by continuing to diversify our product mix, strategic buying programs and vendor partnering.

Inflation

            We do not believe that inflation has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation.

Item 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	33

Consolidated and Combined Statements of Operations for each of the periods in the three-year period ended December 31, 2005	34

Consolidated Balance Sheets, December 31, 2005 and 2004	35

Consolidated and Combined Statements of Cash Flows for each of the periods in the three-year period ended December 31, 2005	36

Consolidated and Combined Statements of Stockholder’s Equity / Parent Company (Deficit) Investment for each of the periods in the three-year period ended December 31, 2005	37

Notes to Consolidated and Combined Financial Statements	38

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Ply Gem Holdings, Inc.:
We have audited the accompanying consolidated balance sheet of Ply Gem Holdings, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2005.  In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the Index at Item 15(a), "Schedule II - Valuation and Qualifying Accounts", as of and for the year ended December 31, 2005.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule as of and for the year ended December 31, 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                    KPMG LLP

Kansas City, Missouri
March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of Ply Gem Holdings, Inc.

We have audited the accompanying consolidate balance sheet of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholder’s equity and cash flows for the period from January 23, 2004 to December 31, 2004, and the accompanying combined statements of operations, parent company (deficit) investment, and cash flows of Ply Gem Industries, Inc. and subsidiaries and CWD Windows & Doors, a division of Broan-Nutone Canada Inc., all former subsidiaries of Nortek, Inc., for the period from January 1, 2004 to February 11, 2004, the period from January 10, 2003 to December 31, 2003, and the period from January 1, 2003 to January 9, 2003.  Our audits also included the financial statement schedule listed in the Index at item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ply Gem Holdings, Inc. and subsidiaries at December 31, 2004 and the consolidated results of their operations and their cash flows for the period from January 23, 2004 to December 31, 2004, and the combined results of operations and cash flows of Ply Gem Industries, Inc. and subsidiaries and CWD Windows & Doors, a division of Broan-Nutone Canada Inc., all former subsidiaries of Nortek, Inc., for the period from January 1, 2004 to February 11, 2004, the period from January 10, 2003 to December 31, 2003, and the period from January 1, 2003 to January 9, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                /s/ Ernst & Young LLP

Kansas City, Missouri
March 7, 2005
except for Note 8,
            for which the date is March 29, 2005.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Consolidated		Combined
					Pre-Nortek
			Post-Nortek Recapitalization		Recapitalization
	Ply Gem	Ply Gem	Ply Gem	Ply Gem	Ply Gem
	Holdings, Inc.	Holdings, Inc.	Industries, Inc.	Industries, Inc.	Industries, Inc.
	For the Year	January 23,	January 1,	January 10,	January 1,
	ended	2004 to	2004 to	2003 to	2003 to
	December 31,	December 31,	February 11,	December 31,	January 9,
	2005	2004	2004	2003	2003
	(Amounts in thousands)

Net Sales	$838,868	$585,945	$40,612	$522,565	$8,824
Costs and Expenses:
Cost of products sold	647,576	448,733	33,611	393,674	7,651
Selling, general and administrative expense	92,738	67,568	8,345	73,933	1,529
Amortization of intangible assets	9,761	5,911	201	3,837	70
Total Costs and Expenses	750,075	522,212	42,157	471,444	9,250
Operating earnings (loss)	88,793	63,733	(1,545)	51,121	(426)
Foreign currency gain	1,010	2,473	-	-	-
Interest expense	(57,657)	(37,373)	(3,684)	(33,117)	(976)
Investment income	730	160	29	196	2
Income (loss) before provision (benefit) for
income taxes	32,876	28,993	(5,200)	18,200	(1,400)
Provision (benefit) for income taxes	12,651	11,311	(1,850)	7,200	(500)
Net income (loss)	$20,225	$17,682	$(3,350)	$11,000	$(900)

See accompanying notes to consolidated and combined financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2005	2004
	(Amounts in thousands, except
	share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$22,173	$6,794
Accounts receivable, less allowances of $8,320 and $7,940, respectively	70,357	65,217
Inventories:
Raw materials	31,415	30,505
Work in process	5,080	4,260
Finished goods	18,723	26,731
Total inventory	55,218	61,496
Prepaid expenses and other current assets	9,427	9,796
Deferred income taxes	13,330	18,356
Total current assets	170,505	161,659
Property and Equipment, at cost:
Land	2,020	7,257
Buildings and improvements	15,568	46,491
Machinery and equipment	119,225	105,162
Total property and equipment	136,813	158,910
Less accumulated depreciation	(27,085)	(11,874)
Total property and equipment, net	109,728	147,036
Other Assets:
Goodwill	578,992	585,150
Intangible assets, less accumulated amortization of $15,506 and $5,743,
respectively	152,894	162,657
Other	37,879	47,797
Total other assets	769,765	795,604
	$1,049,998	$1,104,299

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,692	$2,784
Accounts payable	42,342	34,600
Accrued expenses and taxes	64,019	61,944
Total current liabilities	108,053	99,328
Deferred income taxes	58,184	72,356
Other long term liabilities	32,471	32,401
Long-term debt, less current maturities	635,776	704,807
Stockholders' Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	175,461	175,427
Retained earnings	37,907	17,682
Accumulated other comprehensive income	2,146	2,298
Total Stockholders' Equity	215,514	195,407
	$1,049,998	$1,104,299

See accompanying notes to consolidated and combined financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Consolidated		Combined
					Pre-Nortek
			Post-Nortek Recapitalization		Recapitalization
	Ply Gem	Ply Gem	Ply Gem	Ply Gem	Ply Gem
	Holdings, Inc.	Holdings, Inc.	Industries, Inc.	Industries, Inc.	Industries, Inc.
	For the Year	January 23,	January 1,	January 10,	January 1,
	ended	2004 to	2004 to	2003 to	2003 to
	December 31,	December 31,	February 11,	December 31,	January 9,
	2005	2004	2004	2003	2003
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$20,225	$17,682	$(3,350)	$11,000	$(900)
Adjustments to reconcile net income
(loss) to cash provided by operating activities:
Depreciation and amortization expense	26,125	17,745	1,373	14,702	327
Write-off of inventory	-	2,416	-	1,387	-
Non-cash interest expense, net	5,079	3,469	26	229	6
Gain on foreign currency transactions	(1,010)	(2,473)	-	-	-
Deferred income taxes	1,785	8,025	(1,710)	1,500	400
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,898)	1,060	1,869	3,133	(1,548)
Inventories	6,859	1,275	(3,224)	(1,492)	1,012
Prepaid expenses and other current assets	395	(1,527)	(260)	2,826	190
Accounts payable	7,595	(6,276)	7,765	(536)	1,736
Accrued expenses and taxes	2,715	7,318	(1,339)	(5,256)	618
Other	(960)	713	498	(3,288)	12
Net cash provided by operating activities	63,910	49,427	1,648	24,205	1,853
Cash flows from investing activities:
Capital expenditures	(14,742)	(6,773)	(718)	(7,687)	(349)
Change in restricted cash	-	-	1,118	(7)	1
Acquisitions, net of cash acquired	380	(883,261)	-	-	-
Other	-	-	(5)	(279)	36
Net cash provided by (used in)
investing activities	(14,362)	(890,034)	395	(7,973)	(312
Cash flows from financing activities:
Proceeds from long-term debt	35,500	671,338	-	-	-
Proceeds from financing obligation	-	36,000	-	-	-
Payments on long-term debt	(69,868)	(29,204)	(89)	(1,420)	(45)
Net transfers to former parent	-	-	(7,362)	(10,023)	(4,661)
Equity contribution (distribution)	34	169,143	-	-	-
Net cash provided by (used in)
financing activities	(34,334)	847,277	(7,451)	(11,443)	(4,706
Impact of exchange rate movements on cash	165	124	-	-	-
Net increase (decrease) in cash and
cash equivalents	15,379	6,794	(5,408)	4,789	(3,165)
Cash and cash equivalents at the
beginning of the period	6,794	-	8,517	3,728	6,893
Cash and cash equivalents at the
end of the period	$22,173	$6,794	$3,109	$8,517	$3,728

Supplemental Information
Interest paid (excluding parent company charges)	$52,533	$33,805	$185	$1,272	$16
Income taxes paid (received), net	$7,172	$1,250	$-	$703	$(6)

See accompanying notes to consolidated and combined financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED AND COMBINED
STATEMENTS OF STOCKHOLDER'S EQUITY / PARENT COMPANY (DEFICIT) INVESTMENT

				Accumulated
	Parent			Other	Total
	Company	Additional		Comprehen-	Stock-
	(Deficit)	Paid in	Retained	sive Income	holder's
	Investment	Capital	Earnings	(Loss)	Equity
	(Amounts in thousands)

Balance December 31, 2002	$34,409	$-	$-	$(4,649)	$29,760

Comprehensive loss:
Net loss	(900)	-	-	-	(900)
Currency translation	-	-	-	152	152
Total comprehensive loss					(748)
Net transfers to former parent	(4,555)	-	-	-	(4,555)
Balance, January 9, 2003	28,954	-	-	(4,497)	24,457
Effect of Recapitalization	(53,583)	-	-	4,497	(49,086)
Balance, January 9, 2003
after Recapitalization	(24,629)	-	-	-	(24,629)

Comprehensive income:
Net income	11,000	-	-	-	11,000
Currency translation	-	-	-	2,063	2,063
Minimum pension liability, net of
$10 tax benefit	-	-	-	(18)	(18)
Total comprehensive income					13,045
Net transfers to former parent	(12,016)	-	-	-	(12,016)
Reduction to goodwill for purchase
accounting revisions	(4,195)	-	-	-	(4,195)
Employee stock compensation expense	96	-	-	-	96
Balance, December 31, 2003	(29,744)	-	-	2,045	(27,699)

Comprehensive loss:
Net loss	(3,350)	-	-	-	(3,350)
Currency translation	-	-	-	(375)	(375)
Total comprehensive loss					(3,725)
Balance, February 11, 2004	(33,094)	-	-	1,670	(31,424)
Effect of Purchase accounting	33,094	141,000	-	(1,670)	172,424
Balance, February 12, 2004
after the Ply Gem Acquisition	-	141,000	-	-	141,000
Comprehensive income:
Net income	-	-	17,682	-	17,682
Currency translation	-	-	-	2,558	2,558
Minimum pension liability				(260)	(260)
Total comprehensive income					19,980
Contributions	-	34,427	-	-	34,427
Balance, December 31, 2004	-	175,427	17,682	2,298	195,407

Comprehensive income:
Net income	-	-	20,225	-	20,225
Currency translation	-	-	-	1,044	1,044
Minimum pension liability, net of tax benefit of $971	-	-	-	(1,196)	(1,196)
Total comprehensive income					20,073
Contributions	-	34	-	-	34
Balance, December 31, 2005	$-	$175,461	$37,907	$2,146	$215,514

See accompanying notes to consolidated and combined financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.      Summary of Significant Accounting Policies

Basis of Presentation

            Ply Gem Holdings, Inc. and its wholly-owned subsidiaries (individually and collectively, the “Company” or “Ply Gem”) are diversified manufacturers of residential and commercial building products, operating with two principal segments: (i) Siding, Fencing, Railing and Decking and (ii) Windows and Doors.  Through these principal segments, Ply Gem Industries manufactures and sells, primarily in the United States and Canada, a wide variety of products for the residential and commercial construction, manufactured housing, and the do-it-yourself and professional remodeling and renovation markets.

            Ply Gem Holdings, Inc., a wholly owned subsidiary of Ply Gem Investment Holdings, Inc., was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. ( “Ply Gem Industries”) from Nortek (the “Ply Gem Acquisition”).  The Ply Gem Acquisition was completed on February 12, 2004, when Nortek, Inc. sold Ply Gem Industries, Inc., to Ply Gem Holdings, Inc., an affiliate of Caxton-Iseman Capital, Inc., pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc., Nortek. and WDS LLC dated as of December 19, 2003, as amended (the “Purchase Agreement”). Prior to February 12, 2004, the date of the Ply Gem Acquisition, Ply Gem Holdings, Inc. had no operations and Ply Gem Industries, Inc. was wholly owned by a subsidiaryof WDS LLC, which was a wholly owned subsidiary of Nortek, (collectively with subsidiaries “Nortek”).  As a result of the Ply Gem Acquisition, we applied purchase accounting on the date of February 12, 2004.

On August 27, 2004, Ply Gem Industries, Inc. acquired all of the outstanding shares of capital stock of MWM Holding, Inc., (“MWM Holding”), in accordance with a stock purchase agreement entered into among Ply Gem Industries, MWM Holding, and the selling stockholders (the “MW Acquisition”).  The accompanying financial statements include the operating results of MWM Holding for periods after August 27, 2004, the date of acquisition.

            The accompanying financial statements include the consolidated results of operations for the year ended December 31, 2005 and for the period from January 23, 2004 to December 31, 2004 and consolidated financial position for Ply Gem Holdings and Subsidiaries as of December 31, 2005 and 2004, and the combined results of operations of Ply Gem Industries, Inc. for the periods from January 1, 2004 to February 11, 2004, January 10, 2003 to December 31, 2003, and January 1, 2003 to January 9, 2003.  The periods presented during calendar 2004 provide the combined operating results of Ply Gem Industries from the beginning of the year, January 1, 2004, until the date of the Ply Gem Acquisition, February 12, 2004 (see Note 2), as well as from the date of inception of Ply Gem Holdings, January 23, 2004, through December 31, 2004.

            The periods presented during calendar 2003 provide the combined operating results of Ply Gem Industries, from January 1, 2003 until January 9, 2003.  On January 9, 2003, Nortek Holdings was acquired by certain affiliates and designees of Kelso & Company L.P. and certain members of Nortek management in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. dated as of June 20, 2002, (the “Recapitalization”).  The period from January 10, 2003 until December 31, 2003is presented in the accompanying consolidated and combined financial statements as “Post-Recapitalization”.

          Nortek accounted for the Recapitalization as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” (“SFAS No. 141”), which resulted in a new valuation for the assets and liabilities of Nortek Holdings and its subsidiaries based upon their estimated fair values as of the date of the Recapitalization.  As allowed under SEC Staff Accounting Bulletin No. 54, “Push Down Basis of Accounting Required in Certain Limited Circumstances”, Ply Gem Industries, Inc. reflected certain applicable purchase accounting adjustments recorded by Nortek Holdings in the combined Ply Gem Industries, Inc. financial statements as of December 31, 2003 and for the period from January 10, 2003 through December 31, 2003.

            The data for the Pre-Nortek Recapitalization period from January 1, 2003 through January 9, 2003 has been prepared on a different basis of accounting due to our former parent’s (Nortek) Recapitalization which took place on January 9, 2003 and therefore is not directly comparable to the post-Nortek Recapitalization information presented.  The data presented for periods from the year ended December 31, 2003 includes data prepared using a different basis of accounting for the Pre-Nortek Recapitalization period from January 1, 2003 to January 9, 2003 and the Post-Nortek Recapitalization period from January 10, 2003 to December 31, 2003, and therefore those periods are not directly comparable.  In addition, the data presented for periods from the year ended December 31, 2004 includes predecessor data for Ply Gem Industries, Inc. from January 1, 2004 to February 11, 2004 and successor data for Ply Gem Holdings, Inc. from January 23, 2004 to December 31, 2004 and therefore those periods are not directly comparable.  In addition, during the period January 23, 2004 (inception) through February 11, 2004, Ply Gem Holdings, Inc., which ultimately acquired Ply Gem Industries, Inc., conducted no operations.  The Pre-Nortek Recapitalization and Post-Nortek Recapitalization periods were prepared using different bases of accounting and therefore are not directly comparable.

Principles of Consolidation and Combination

            The consolidated and combined financial statements include the accounts of Ply Gem Holdings, Inc. and its subsidiaries, all of which are wholly owned, or Ply Gem Industries, Inc. and its subsidiaries combined with CWD Windows and Doors, previously a division of Broan-Nutone Canada, Inc.  All intercompany accounts and transactions have been eliminated.

Accounting Policies and Use of Estimates

            The preparation of these consolidated and combined financial statements in conformity with accounting principles generally accepted in the United States involves estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, as appropriate.  If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates.

Recognition of Sales and Related Costs, Incentives and Allowances

            The Company recognizes sales upon the shipment of their products, net of applicable provisions for discounts and allowances.  Generally, the customer takes title upon shipment and assumes the risks and rewards of ownership of the product.  For certain products our customers take title upon delivery, at which time revenue is then recognized.  Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome.  Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed upon with the Company’s various customers, which are typically earned by the customer over an annual period.  The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements.  Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period.  The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis such as new product introduction.  The Company also provides for estimates of warranty, bad debts and shipping costs at the time of sale.  Shipping and warranty costs are included in cost of products sold.  Bad debt provisions are included in selling, general and administrative expense.  The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that are expected to impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts.

Cash Equivalents

            Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

Inventories

            Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. Approximately $9.8 million and $11.7 million of total inventories at December 31, 2005 and December 31, 2004, respectively, were valued on the last-in, first-out method (“LIFO”).  Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $2.8 million and $1.2 million higher at December 31, 2005 and December 31, 2004, respectively.  All other inventories were valued under the FIFO method.  In connection with both LIFO and FIFO inventories, the Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

Intangible Assets, Goodwill and other Long-lived Assets

            The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), to its intangible and other long-lived assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets but does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets.

            The Company accounts for acquired goodwill and intangible assets in accordance with SFAS No. 142.  Purchase accounting required by SFAS No. 141 involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill (see Note 2).  For significant acquisitions, the Company values items such as property and equipment and acquired intangibles based upon appraisals, and determines the value of assets and liabilities associated with pension plans based upon actuarial studies.

            The Company applies SFAS No, 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”) to goodwill and certain intangible assets.  Under this statement, goodwill and intangible assets determined to have an indefinite useful life are no longer amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.

Insurance Liabilities

The Company is self-insured for certain casualty losses. The Company records insurance liabilities and related expenses for health, workers’ compensation, product and general liability losses and other insurance expenses in accordance with either the contractual terms of their policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company relies on historical trends when determining the appropriate health insurance reserves to record in our consolidated balance sheets. The Company relies heavily on the advice and calculations of third-party actuarial consultants when determining the appropriate insurance reserves to record in our consolidated balance sheets for a substantial portion of our workers’ compensation and general and product liability losses.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.

Income Taxes

Prior to February 12, 2004, federal income taxes have been recorded in our combined financial statements based upon our pro rata share of Nortek’s consolidated federal tax provision.  We account for deferred income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet.  The amount recorded in our financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns.  Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  During 2005, the Company established reserves relating to net operating losses acquired in the MW Acquisition and transactions costs associated with the Ply Gem and MW Acquisitions.  If the benefits for which a reserve has been provided are subsequently recognized, they will reduce goodwill resulting from the application of the purchase method of accounting for these transactions.  Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, Inc., Ply Gem Industries, Inc. and its subsidiaries.  We have executed a tax sharing agreement with Ply Gem Holdings, Inc. and Ply Gem Investment Holdings, Inc. pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  U.S. subsidiaries file unitary, combined and separate state income tax returns.  CWD Windows and Doors files separate Canadian income tax returns.

Commitments and Contingencies

            The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  Costs accrued have been estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes.

Related Party Transactions

            Included in the combined statement of operations in selling, general and administrative expense are former parent company (Nortek) corporate charges of approximately $0.3 million for the period from January 1, 2004 to February 11, 2004, $7.1 million for the period January 10, 2003 to December 31, 2003 and $0.1 million for the period January 1, 2003 to January 10, 2003, related to accounting, legal, insurance, treasury and other management services provided by Nortek, which have been allocated based upon a combination of the specific identification method and as a percentage of the Company’s net sales to Nortek’s consolidated net sales.  In the opinion of the Company’s management, this method of allocating such costs was reasonable.  Included in interest expense is approximately $3.5 million for the period January 1, 2004 to February 11, 2004, $31.8 million for the period January 10, 2003 to December 31, 2003, and $0.9 million for the period January 1, 2003 to January 10, 2003, related to interest incurred to a subsidiary which was wholly owned by Nortek.

                                    Under the General Advisory Agreement, the Caxton-Iseman Party provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  In consideration of these services, the Company agrees to pay the Caxton-Iseman Party (1) an annual fee equal to 2% of our EBITDA, as defined in such agreement, (2) a transaction fee, payable upon the completion by the Company of any acquisition, of 2% of the sale price, (3) a transaction fee, payable upon the completion by the Company of any divestitures, of 1% of the sale price, and (4) a transaction fee, payable upon the completion of the sale of our company, of 1% of the sale price.  EBITDA in the General Advisory Agreement is based on our net income (loss) plus extraordinary losses and/or any net capital losses realized, provision for income taxes, interest expense (including amortization or write-off of debt discount and debt issuance costs and commissions, and other items), depreciation and amortization (including amortization of organization costs, capitalized management fees, and other items), dividends paid or accrued on preferred stock, certain management fees paid to the Caxton-Iseman Party, charges related to certain phantom units, and a number of other items.  The annual fee payable in any year may not exceed the amounts permitted under the senior credit facilities or the indenture governing the senior secured notes, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the senior credit facilities or the indenture governing the senior secured notes.

      Under the Debt Financing Advisory Agreement, we paid the Caxton-Iseman Party a debt financing arrangement and advisory fee, equal to 2.375% of the aggregate amount of the debt financing incurred in connection with the Ply Gem Acquisition ($11.4 million), in the first quarter of 2004.  In connection with the MW Acquisition, pursuant to the General Advisory Agreement, in November 2004 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of the equity of MWM Holdings, Inc. ($6.4 million).  Under the ‘General Advisory Agreement” the Company paid a management fee of approximately $2.3 million for the year ended December 31, 2005 and approximately $1.7 million for the period from January 23, 2004 to December 31, 2004.

            The initial term of the General Advisory Agreement is 10 years, and is automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or the Caxton-Iseman Party provide notice of termination.  In addition, the General Advisory Agreement may be terminated by the Caxton-Iseman Party at any time, upon the occurrence of specified change of control transactions or upon an initial public offering of the Company’s shares or shares of any of our parent companies.  If the General Advisory Agreement is terminated for any reason prior to the end of the initial term, Ply Gem Industries will pay to the Caxton-Iseman Party an amount equal to the present value of the annual advisory fees that would have been payable through the end of the initial term, based on the Company’s cost of funds to borrow amounts under our senior credit facilities.

            In connection with the MW Acquisition, Ply Gem Investment Holdings, Inc. received an equity investment of approximately $0.5 million from The GeMROI Company, an outside sales agency that represents, among other products and companies, MW windows for which the Company pays GeMROI a sales commission for their services.  During 2005, the Company paid GeMROI approximately $2.5 million in sales commission for their services.

Foreign Currency

The Company’s Canadian subsidiary utilizes the Canadian dollar as its functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at year-end.  Net sales and expenses are translated using average exchange rates in effect during the period.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income or loss in the accompanying consolidated and combined balance sheets.  A transaction gain or loss resulting from fluctuations in the exchange rate may be recognized in the statement of operations due to debt, denominated in US dollars, recorded by the Company’s Canadian subsidiary.

For the year ended December 31, 2005 and for the period January 23, 2004 through December 31, 2004, the Company recorded a gain from foreign currency transactions of approximately $1.0 million and $2.5 million, respectively.  As of December 31, 2005 and December 31, 2004 accumulated other comprehensive income included a currency translation adjustment of approximately $3.6 million and $2.6 million, respectively.

Foreign Operations

            The Company’s Canadian subsidiary contributed pretax income of approximately $7.7 million for the year ended December 31, 2005, approximately $8.3 million and ($0.4) million for the periods January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004, respectively, and  approximately $8.2 million and $0.0 million for the period January 10, 2003 to December 31, 2003 and January 1, 2003 to January 9, 2003, respectively.

Stock Options

            On February 12, 2004, Ply Gem Investment Holdings, Inc.’s Board of Directors adopted the Ply Gem Investment Holdings, Inc. 2004 Stock Option Plan (the “Plan”) providing for grants of options to purchase up to 140,494 shares of Ply Gem Investment Holdings, Inc.’s common stock under nonqualified stock options or incentive stock options and on November 30, 2004, increased the grants provided under the plan up to 184,065 shares.  Employees, directors and consultants of Ply Gem Investment Holdings, Inc. or any of its majority-owned subsidiaries are eligible for options, as specified in the Plan.  Ply Gem Investment Holdings, Inc.’s Board of Directors may, among other things, select recipients of options grants, determine whether options will be nonqualified or incentive stock options, set the number of shares that may be purchased pursuant to option exercise, and determine other terms and conditions of options. The exercise price of an option must be at least the estimated fair market value of a share of common stock as of the grant date.  Options generally vest over five years from the date of grant, unless specified otherwise in any individual option agreement.  Generally, options will expire on the tenth anniversary of the grant date or in connection with termination of employment.

            For the year ended December 31, 2005 and the period January 23, 2004 through December 31, 2004, the Company accounted for its stock-based employee compensation plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in the statement of operations, as all options granted under those plans had an exercise price at least equal to the fair value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended, to stock-based employee compensation.

	Ply Gem Holdings, Inc. For the year ended December 31, 2005	Ply Gem Holdings, Inc. January 23, 2004 - December 31, 2004
	(Amounts in thousands)

Net income as reported	$20,225	$17,682
Deduct: Total stock-based employee compensation expense determined under fair-value method for all awards, net of tax effects	(34)	(18)
Pro forma net income	$20,191	$17,664

Sale Leaseback

            On August 27, 2004, Ply Gem Industries, Inc. entered into a sale and leaseback transaction with net proceeds of approximately $36.0 million being used to fund a portion of the acquisition of MWM Holding, Inc.  It was the Company’s intention that these leases meet the criteria for a sale leaseback transaction and receive accounting treatment as operating leases.  Following Ply Gem Industries’ review, the original lease agreements were executed and treated as a sale leaseback transaction and were accounted for as operating leases in the Company’s third quarter 2004 results.  After further review in connection with the preparation of the December 31, 2004 financial statements, the Company concluded that for the periods from August 27, 2004 through October 2, 2004 (Ply Gem Holdings, Inc.’s third quarter) and from October 3, 2004 to December 31, 2004 and January 1, 2005 until March 29, 2005, the date the amended lease became effective, these leases did not meet the sale leaseback accounting criteria.  The primary discrepancy that was identified in the leases related to default and exchange provisions contained within the original leases that resulted in prohibited forms of continuing involvement.  The lease agreement was amended effective March 29, 2005 and as of the end of the first quarter, April 2, 2005, the assets of approximately $ 35.3 million and financing obligation liability of approximately $35.7 million had been removed from the consolidated balance sheet and the leases are accounted for as operating leases.

Other New Accounting Pronouncements

             In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services or incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and to recognize that cost over the period during which an employee is required to provide service in exchange for the award. The Company will adopt the provisions of SFAS 123R for the first quarter of our fiscal year ending December 31, 2006.  At this time, we are still evaluating the effect of the new provisions, but do not anticipate that the adoption of this statement will have a material effect on our consolidated financial position or results of operations.

            In November 2004, the FASB issued SFAS No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which amended the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  In addition, this Statement required that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  During 2005 the Company adopted SFAS No. 151, which did not have a material effect on our financial position or results of operations.

            In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations.”  The interpretation requires that a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated.  The interpretation is effective for years ending after December 15, 2005.  The company adopted FIN 47 on December 31, 2005.  No conditional asset retirement obligations were recognized and accordingly the interpretation did not have a material impact on our financial position or results of operations.

Concentration of Risk

The accounts receivable balance related to one customer of our siding, fencing, railing and decking segment was approximately $6.3 million and $9.6 million at December 31, 2005 and December 31, 2004, respectively.   This customer accounted for approximately 18.9% of net sales for the year ended December 31, 2005, 24.3% of net sales for the combined periods from January 1, 2004 to February 11, 2004 and from January 23, 2004 to December 31, 2004, and 28% of net sales for the combined periods from January 1, 2003 to January 9, 2003 and from January 10, 2003 to December 31, 2003.

Fair Value of Financial Instruments

            The carrying value of the Company’s senior subordinated notes at December 31, 2005 was approximately $360.3 million. The fair value of the Company’s senior subordinated notes at December 31, 2005 is estimated to be approximately $319.5 million based on available market information. The carrying value of the Company’s other financial instruments approximates their fair value.

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

            The Company allocated the purchase price of the net assets acquired based on its estimates of the fair value of assets and liabilities as follows:

(in thousands)
Other current assets, net of cash	$68,357
Inventories	50,293
Property, plant and equipment	116,626
Trademarks/Tradenames	25,900
Patents	12,000
Customer relationships	16,000
Goodwill	381,723
Other assets	38,661
Current liabilities	(55,964)
Assumed indebtedness	(29,473)
Other liabilities	(71,114)
Purchase price, net of cash acquired	$ 553,009

            Based on appraisals received for the purchased intangible assets, $25.9 million was assigned to Trademarks and Tradenames with weighted average lives of 15 years, $12.0 million was assigned to Patents with weighted average lives of 13 years, and $16.0 million was assigned to customer relationships with weighted average lives of 10 years.  As a result of this transaction, debt issue costs in the amount of $24.9 million were incurred and deferred.  Approximately $293.7 million of goodwill was assigned to the siding, fencing, railing and decking segment and approximately $88.0 million of goodwill was assigned to the windows and doors segment.   None of the domestic goodwill is expected to be deductible for tax purposes.

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

(in thousands)
Other current assets, net of cash	$22,569
Inventories	14,437
Property, plant and equipment	36,768
Trademarks/Tradenames	32,500
Customer relationships	82,107
Goodwill	199,636
Other assets	14,204
Current liabilities	(30,291)
Other liabilities	(35,394)
Purchase price, net of cash acquired	$ 336,536

            Based on appraisals received for the purchased intangible assets, approximately $32.5 million was assigned to Trademarks and Tradenames with indefinite lives and approximately $82.1 million was assigned to customer relationships with weighted average lives of 15 years.  As a result of this transaction, debt issue costs in the amount of $12.4 million were incurred and deferred.  All of the goodwill was assigned to the windows and doors segment.   None of the goodwill is expected to be deductible for tax purposes.

            Goodwill decreased by approximately $6.2 million from December 31, 2004 to December 31, 2005.  A decrease of approximately $7.5 million due to the final evaluation of the acquired assets and assumed liabilities was partially offset by an increase of approximately $1.3 million due to currency translation changes.  The final evaluation resulted in an approximate $0.4 million decrease in consideration paid for the acquisition in 2004.

            Unaudited pro forma results of operations for the periods January 23, 2004 to December 31, 2004, January 1, 2004 to February 11, 2004,  January 10, 2003 to December 31, 2003,  and January 1, 2003 to January 9, 2003, as if both acquisitions had occurred at the beginning of each of the respective periods is as follows:

	January 23, 2004	January 1, 2004	January 10, 2003	January 1, 2003
	to	to	to	to
	December 31, 2004	February 11, 2004	December 31, 2003	January 9, 2003
	(Amounts in thousands)

Net Sales	$741,442	$67,757	$758,636	$14,761

Net income (loss)	22,842	(3,187)	20,012	(331)

3.   INTANGIBLE ASSETS
            The table that follows presents the major components of intangible assets as of December 31, 2005 and 2004:

	Average Amortization Period (in Years)	Cost	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
2005:
Patents	13	$12,000	$(1,738)	$10,262
Trademarks/Tradenames	15	25,900	(3,301)	22,599
Customer relationships	14	98,000	(10,467)	87,533
Total intangible assets		$135,900	$(15,506)	$120,394

Intangible with indefinite lives:
Trademarks		$32,500	$--	$32,500

2004:
Patents	13	$12,000	$(834)	$11,166
Trademarks/Tradenames	15	25,900	(1,574)	24,326
Customer relationships	14	98,000	(3,335)	94,665
Total intangible assets		$135,900	$(5,743)	$130,157

Intangible with indefinite lives:
Trademarks		$32,500	$--	$32,500

            Amortization expense for the year ended December 31, 2005, the 2004 periods from January 23, 2004 to December  31, 2004 and January 1, 2004 to February 11, 2004, and the 2003 periods from January 10, 2005 to December 31, 2003 and January 1, 2003 to January 9, 2003 was approximately $9.8 million, $5.9 million, $0.2 million, $3.8 million, and $0.1 million respectively.  Amortization expense for the fiscal years 2006 through 2010 is estimated to be approximately $9.8 million per year.

4.   LONG-TERM DEBT
            Long-term debt in the accompanying consolidated balance sheets at December 31, 2005 and 2004 consists of the following:

	December 31, 2005	December 31, 2004
	(Amounts in thousands)

Senior term loan facility	$277,192	$304,501
Senior revolving credit facility	-	-
Senior subordinated notes	360,276	360,321
Asset financing obligation	-	35,769
Other borrowings	-	7,000
	637,468	707,591
Less current maturities	1,692	2,784
	$635,776	$704,807

      The Company’s senior credit facility with a syndicate of financial institutions and institutional lenders provides for senior secured financing, consisting of term loan facilities maturing in February 2011, and a $70.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The term loan facilities were drawn in full in connection with the consummation of the Ply Gem and MW Acquisitions. The term loan facilities have three tranches, originally consisting of: 1) a $170.0 million tranche under which Ply Gem Industries, Inc. is the borrower, 2) a $30.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower, and 3) a $111.0 million tranche under which Ply Gem Industries, Inc. is the borrower, which was added to the facility August 27, 2004, as a result of the financing for the MW acquisition.

            During the first quarter of 2005 we borrowed $35.5 million under the revolving credit facility and during the second, third, and fourth quarters of 2005 we repaid the entire amount of $35.5 million.  As of December 31, 2005, we had $70.0 million of availability under our revolving credit facility.  During the fourth quarter of 2005, we prepaid $25.0 million on the term loan.  During the second quarter of 2005, the Company paid the entire balance of $7.0 million outstanding on its Economic Development Revenue Bonds.

            On July 25, 2005, the Company entered into an amendment to its credit facility.  Under the terms of the amended agreement, the Company will be permitted to use its excess cash flow and/or a portion of its revolving credit facility to repurchase up to $25.0 million aggregate principal amount of the Company’s 9% senior subordinated notes due 2012.  Subject to market conditions, its capital needs and other factors, the Company may from time to time purchase up to $25.0 million aggregate principal amount of its 9% senior subordinated notes due 2012 in market transactions, privately negotiated sales or other transactions.  As of December 31, 2005 the Company has not purchased any of its Senior Subordinated Notes.

            On February 24, 2006, the Company entered into an amendment to its credit facility.  Under the terms of the amended agreement, the Company borrowed $375.0 million in U.S. term loans to refinance $252.7 million of outstanding U.S. Term loans, repay approximately $1.8 million in revolving credit loans and fund the Alenco Acquisition, which was completed on February 24, 2006.  Additionally, under the terms of the amended agreement, the Company’s Canadian borrower borrowed $25.0 million to refinance approximately $24.5 million of outstanding Canadian term loans.  The covenant requirements under the amended credit agreement have not materially changed from previous requirements.

            The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement.  Our rates at December 31, 2005 were 6.2%.

            Our senior credit facilities (following amendments) require scheduled quarterly principal payments on the term loan facilities of approximately $0.4 million beginning in the quarter ended July 3, 2004 and for the next 23 calendar quarters thereafter, and payments of approximately $39.8 million on June 30, 2010, September 30, 2010, December 30, 2010, and approximately $151.0 million on the maturity date in February 2011, allocated pro rata between the three tranches.

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

            Concurrently with the Ply Gem Acquisition, Ply Gem Industries, Inc. issued $225.0 million aggregate principal amount of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc.  Subsequently, in connection with the MW Acquisition, Ply Gem Industries, Inc. issued an additional $135.0 million of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc., including MWM Holding, Inc. and its subsidiaries.

            Ply Gem Holdings, Inc. is a holding company and has no operations.  Under the terms of the indenture governing the senior subordinated notes, there are restrictions on the ability of Ply Gem Industries, Inc. to dividend or distribute cash or property to Ply Gem Holdings, Inc.

            To fund a portion of the acquisition of MWM Holding, Inc. on August 27, 2004, Ply Gem Industries, Inc. entered into a sale and leaseback transaction with net proceeds of approximately $36.0 million.  At December 31, 2004 the Company included on its balance sheet an asset financing obligation of approximately $35.8 million.  The lease agreement was amended effective March 29, 2005 and as of the end of the first quarter, April 2, 2005, the financing obligation liability and corresponding assets had been removed from the balance sheet.  The initial term of the leases is twenty years with an option to renew the lease for a ten year period following the initial term. These leases are net leases and are non-terminable.  The basic annual rent as of December 31, 2005 is approximately $3.6 million with the annual rent being subject to adjustment for increases in the Consumer Price index upon each anniversary following the initial basic rent payment date.

            The table that follows is a summary of maturities of all of the Company’s long-term debt obligations due in each fiscal year after December 31, 2005:
                                              (Amounts in thousands)
2006	$1,693
2007	1,693
2008	1,693
2009	1,693
2010	119,774
Thereafter	510,922
$637,468

            At December 31, 2005, no letters of credit have been issued under our senior credit facility. Approximately $3.2 million of letters of credit were outstanding apart from the senior credit facility to secure certain environmental obligations.

5.   DEFINED BENEFIT PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).  The plans are presented separately in the following discussion.

Ply Gem Plan

            The Company uses a September 30 measurement date for the Ply Gem Plan.  The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the Ply Gem Plan in the accompanying consolidated and combined balance sheets at December 31, 2005 and 2004:

	December 31,	December 31,
	2005	2004
	(Amounts in thousands)
Change in projected benefit obligation
Benefit obligation at October 1,	$14,804	$14,352
Service cost	100	100
Interest cost	867	842
Actuarial loss	728	585
Benefits and expenses paid	(1,184)	(1,075)
Projected benefit obligation at September 30,	$15,315	$14,804

Change in plan assets
Fair value of plan assets at October 1,	$9,660	$9,248
Actual return on plan assets	1,003	1,057
Employer and participant contributions	343	430
Benefits and expenses paid	(1,184)	(1,075)
Fair value of plan assets at September 30,	$9,822	$9,660

Funded status and financial position:
Fair value of plan assets at September 30,	$9,822	$9,660
Benefit obligation at September 30,	15,315	14,804
Funded status	(5,493)	(5,144)
Amount contributed during fourth quarter	87	85
Unrecognized actuarial loss	722	260
Accrued benefit cost	$(4,684)	$(4,799)

Amount recognized in the balance sheet consists of:
Accrued benefit liabilities	$(5,406)	$(5,059)
Accumulated other comprehensive loss	722	260
Accrued benefit cost	$(4,684)	$(4,799)

The accumulated benefit obligation for the Ply Gem Plan was $15.3 million as of December 31, 2005 and $14.8 million as of December 31, 2004.

    Plan assets consist of cash and cash equivalents, common stock, U.S. Government securities, corporate debt and mutual funds, as well as other investments. The discount rate for the projected benefit obligation was chosen based upon rates of returns available for high-quality fixed-income securities as of the plan's measurement date. With advice from our actuaries, the Company reviewed several bond indices, comparative data, and the plan's anticipated cash flows to determine a single discount rate which would approximate the rate in which the obligation could be effectively settled. The expected long-term rate of return on assets is based on the Company’s historical rate of return. The weighted average rate assumptions used in determining pension costs and the projected benefit obligation for the periods indicated are as follows:

		For the	For the	For the	For the
		period	period	period	period
	For the year	January 23,	January 1,	January 9,	January 1,
	ended	2004 to	2004 to	2003 to	2003 to
	December 31,	December 31,	February 11,	December 31,	January 10,
	2005	2004	2004	2003	2003

Discount rate for projected
benefit obligation	5.50%	6.00%	6.00%	6.25%	6.25%
Discount rate for pension costs	6.00%	6.25%	6.25%	6.25%	6.25%
Expected long-term average
return on plan assets	7.75%	7.75%	7.75%	7.75%	7.75%

            The Company’s net periodic benefit expense for the Ply Gem Plan for the periods indicated consists of the following components: (in thousands)

		For the	For the	For the	For the
		period	period	period	period
	For the year	January 23,	January 1,	January 10,	January 1,
	ended	2004 to	2004 to	2003 to	2003 to
	December 31,	December 31,	February 11,	December 31,	January 9,
	2005	2004	2004	2003	2003

Service cost	$100	$89	$11	$106	$3
Interest cost	867	744	97	865	23
Expected return on plan assets	(737)	(622)	(81)	(678)	(18)
Recognized actuarial loss	-	-	-	-	8
Net periodic benefit expense	$230	$211	$27	$293	$16

            The Ply Gem Plan weighted-average asset allocations at December 31, 2005 and 2004, by asset category are as follows:

	Plan Assets at December 31,
	2005	2004
Asset Category
Equity securities	70%	60%
Debt securities	29%	40%
Other	1%	-

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

            Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers.  The plan’s asset allocation policies are consistent with the established investment objectives and risk tolerances.  The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk.  For 2006, the target allocation is 56% for equity securities and 44% for fixed income securities.

            The Ply Gem plan was frozen as of December 31, 1998, and no further increases in benefits may occur as a result of increases in service or compensation.

MW Plan

    The Company uses a September 30 measurement date for the MW Plan.  The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the MW Plan in the accompanying consolidated balance sheet at December 31, 2005 and 2004:

	December 31,	December 31,
	2005	2004
	(Amounts in thousands)
Change in projected benefit obligation
Benefit obligation at October 1,	$18,500	$18,406
Service cost	237	49
Interest cost	1,038	94
Actuarial loss	1,903	(2)
Curtailments	(1,520)	-
Benefits and expenses paid	(934)	(47)
Projected benefit obligation at September 30,	$19,224	$18,500

Change in plan assets
Fair value of plan assets at October 1,	$11,948	$11,228
Actual return on plan assets	1,081	149
Employer and participant contributions	1,679	617
Benefits and expenses paid	(934)	(46)
Fair value of plan assets at September 30,	$13,774	$11,948

Funded status and financial position:
Fair value of plan assets at September 30,	$13,774	$11,948
Benefit obligation at September 30,	19,224	18,500
Funded status	(5,450)	(6,552)
Amount contributed during fourth quarter	-	-
Unrecognized actuarial loss	1,659	(81)
Accrued benefit cost	$(3,791)	$(6,633)

Amount recognized in the balance sheet consists of:
Accrued benefit liabilities	$(5,450)	$(6,633)
Accumulated other comprehensive loss	1,659	-
Accrued benefit cost	$(3,791)	$(6,633)

            The accumulated benefit obligation for the MW pension plan was approximately $19.2 million and $17.0 million as of December 31, 2005 and 2004, respectively.

        MW Plan assets consist of interest-bearing cash, common/collective trusts, fixed income mutual funds, and equity mutual funds. The discount rate for the projected benefit obligation was chosen based upon rates of returns available for high-quality fixed-income securities as of the plan's measurement date. With advice from our actuaries, the Company reviewed several bond indices, comparative data, and the plan's anticipated cash flows to determine a single discount rate which would approximate the rate in which the obligation could be effectively settled. The expected long-term rate of return on assets is based on the Company’s historical rate of return. The weighted average rate assumptions used in determining pension costs and the projected benefit obligation for the periods indicated are as follows:

	For the year ended	For the period ended
	December 31, 2005	December 31, 2004

Discount rate for projected
benefit obligation	5.50%	6.15%
Discount rate for pension costs	6.15%	6.15%
Expected long-term average
return on plan assets	7.50%	7.50%
Rate of compensation increase	3.00%	3.00%

            The Company’s net periodic benefit expense (income) for the MW Plan for the periods indicated consists of the following components: (in thousands)

	For the year ended	For the period ended
	December 31, 2005	December 31, 2004

Service cost	$237	$49
Interest cost	1,038	94
Expected return on plan assets	(918)	(71)
Curtailment gain	(1,520)	-
Net periodic benefit expense (income)	$(1,163)	$72

            The MW Plan weighted-average asset allocations at December 31, 2005 and 2004, respectively, by asset category are as follows:
	Plan Assets at December 31,
	2005	2004
Asset Category
Equity securities	50%	50%
Debt securities	48%	48%
Cash and equivalents	2%	2%

            The MW Plan assets are invested to maximize returns without undue exposure to risk.  The investment objectives are also to produce a total return exceeding the median of a universe of portfolios with similar average asset allocation and investment style objectives, and to earn a return, net of fees, greater or equal to the long-term rate of return used in the actuarial computations.

            Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers.  The MW Plan’s asset allocation policies are consistent with the established investment objectives and risk tolerances.  The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk.  For 2006 the target allocation is 56% for equity securities and 44% for fixed income securities.

            The MW plan was frozen for salaried participants as of October 31, 2004, and no further increases in benefits for salaried participants may occur as a result of increases in service or compensation.  The MW plan was frozen for non-salaried participants during 2005.  No additional non-salaried participants may enter the plan, but increases in benefits as a result of increases in service or compensation will still occur.  As a result of this change, a curtailment gain of approximately $1.5 million was recognized during 2005.

            During fiscal year 2006 the Company expects to make cash contributions of approximately $1.8 to the Ply Gem Plan and approximately $0.2 to the MW Plan.

            The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the Ply Gem Plan and the MW Plan. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company.

Fiscal Year	Expected Benefit Payments
(in thousands)

2006	$ 1,534
2007	1,487
2008	1,602
2009	1,413
2010	1,710
2011-2015	10,631

            The Company has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees.  The projected benefit obligation relating to this unfunded plan totaled approximately $318,000 and $254,000 at December 31, 2005 and 2004, respectively.  Pension expense for the plan was approximately $16,000 and $2,000 for the years ended December 31, 2005 and 2004, respectively.

6.   DEFINED CONTRIBUTION PLANS

            The Company has defined contribution 401(k) plans covering substantially all employees.  The Company matches 50% of the first 6% of employee contributions for all plans except for the plans that are contributed to pursuant to collective bargaining agreements, which have no company match.  The Company also has the option of making discretionary contributions. Our contributions were approximately $3.1 million for the year ended December 31, 2005, approximately $1.6 million and $0.2 million for the periods from January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004, respectively, and approximately $1.8 million and $0.05 million for the periods from January 10, 2003 to December 31, 2003 and January 1, 2003 to January 9, 2003, respectively.

7.   COMMITMENTS AND CONTINGENCIES
            At December 31, 2005, the Company is obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations.  Future minimum rental obligations aggregate approximately $110.7 million at December 31, 2005.  Certain of our lease agreements contain clauses for rent increases based on the consumer price index. The obligations are payable as follows:
                                                                                                (Amounts in thousands)
2006	$10,330
2007	8,687
2008	7,318
2009	6,920
2010	6,365
Thereafter	71,077

            Total rental expense for all operating leases amounted to approximately $13.7 million for the year ended December 31, 2005, approximately $6.4 million and $0.6 million for the periods January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004, respectively, and approximately $6.1 million and $0.1 million for the periods January 10, 2003 to December 31, 2003 and January 1, 2003 to January 9, 2003, respectively.

            In connection with the Ply Gem Acquisition, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the Purchase Agreement.  In the event Nortek is unable to satisfy amounts due under these indemnifications then the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the Purchase Agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $9.1 million.

            The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries.  As of December 31, 2005 and December 31, 2004, the Company has recorded liabilities in relation to these indemnifications of approximately $8.1 million and $13.2 million, respectively, consisting of the following:

	(amounts in thousands)
	2005	2004
Product claim liabilities	$ 3,801	$ 3,813
Long-term lease liabilities	231	5,152
Multiemployer pension plan withdrawal liability	4,028	4,187
	$ 8,060	$ 13,152

            The product claim liabilities of approximately $3.8 million at December 31, 2005 and December 31, 2004, consisting of approximately $2.3 million recorded in current liabilities and approximately $1.5 million recorded in long term liabilities, represented the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products.  The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage.  Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries.  The Company and the former subsidiary continue to vigorously defend the remaining suits.  Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products.  The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers.

            The long-term lease liabilities of approximately $0.2 million and $5.2 million recorded in long term liabilities at December 31, 2005 and December 31, 2004, respectively, relate to the estimated amounts to be paid, net of any estimated recoveries where subleases are in place, primarily in connection with various facility leases where the Company has retained the liability for the lease agreement in connection with the sale of certain former subsidiaries that utilized the facilities.  Accrued costs include base rent, additional rent for specified consumer price index increases as defined in the leases, taxes, utilities, insurance, repairs and maintenance and, if applicable, the estimated settlement costs to terminate the leases prior to the end of their scheduled term.  The Company has recorded all long-term lease liabilities at the undiscounted gross amount expected to be paid to settle the liabilities in the future.  Approximately $4.9 million and $1.1 million of these long-term lease liabilities were settled and paid during fiscal years 2005 and 2004, respectively.

            The multiemployer pension liability of approximately $4.0 million and $4.2 million recorded in long term liabilities at December 31, 2005 and December 31, 2004, respectively, relates to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. (“Studley”) was sold.  In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the “Pension Fund”), and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund.  Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund.  The multiemployer pension liability represents the present value of the quarterly payment stream using a 6% discount rate as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

            Included in the indemnified items are accrued liabilities as of December 31, 2005 and 2004, of approximately $0.8 million in accrued expenses to cover the estimated costs of known litigation claims, including the estimated cost of legal services, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

            The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of December 31, 2005, warranty liabilities of approximately $4.3 million have been recorded in current liabilities and approximately $6.5 million have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the year	January 23, 2004	January 1, 2004
	ended	to	to
	December 31, 2005	December 31, 2004	February 11, 2004
	(Amounts in thousands)

Balance, beginning of period	$11,095	$9,491	$9,499
Warranty expense provided during period	2,726	3,003	330
Settlements made during period	(3,031)	(2,630)	(338)
Liability assumed with MW Acquisition	-	3,231	-
Liability assumed by third party	-	(2,000)	-
Balance, end of period	$10,790	$11,095	$9,491

            In April 2004, certain assets and liabilities (including short-term and long-term warranties of $2.0 million) of our subsidiary, Thermal-Gard, were sold to a third party.

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

8.   SALE LEASEBACK
            On August 27, 2004, Ply Gem Industries, Inc. entered into a sale and leaseback transaction with net proceeds of approximately $36.0 million being used to fund a portion of the acquisition of MWM Holding, Inc.  It was the Company’s intention that these leases meet the criteria for a sale leaseback transaction and receive accounting treatment as operating leases.  Following Ply Gem Industries’ review, the original lease agreements were executed and treated as a sale leaseback transaction and were accounted for as operating leases in the Company’s third quarter 2004 results.  After further review in connection with the preparation of the December 31, 2004 financial statements, the Company concluded that for the periods from August 27, 2004 through October 2, 2004 (Ply Gem Holdings, Inc.’s third quarter) and from October 3, 2004 to December 31, 2004 and January 1, 2005 until the amended lease became effective, these leases did not meet the sale leaseback accounting criteria.  The primary discrepancy that was identified in the leases related to default and exchange provisions contained within the original leases that resulted in prohibited forms of continuing involvement.  Therefore, as of December 31, 2004 and as of our third quarter ended October 2, 2004 approximately $36.0 million of land and buildings and the related financial obligation were recorded on the balance sheet.  Because this resulted in a default of certain debt covenants under Ply Gem’s credit agreement, Ply Gem requested and received a waiver from our lenders that provides that these leases did not constitute indebtedness under Ply Gem’s credit agreement for the restriction of indebtedness covenant and any lien in connection with such leases did not constitute a lien for the purposes of the restriction on liens covenant through April 30, 2005 and only so long as these leases did not represent more than an aggregate of $36.0 million of capital lease obligations.  The impact of the correct lease accounting on the third quarter ended October 2, 2004 net earnings was approximately $0.1 million.    Assets subject to the leases were included in the consolidated balance sheet as follows:

December 31, 2004
(in thousands)
Land	$5,183
Buildings	31,263
36,446
Less: Accumulated depreciation	(856)
$35,590

            The lease agreement was amended effective March 29, 2005 and as of the end of the first quarter, April 2, 2005, the assets of approximately $ 35.3 million and financing obligation liability of approximately $35.7 million had been removed from the consolidated balance sheet and a deferred gain of approximately $0.4 was recorded.  As a result of the amendment, the leases are now accounted for as operating leases.

            The initial term of the leases is twenty years with an option to renew the lease for a ten year period following the initial term.  These leases are net leases and are non-terminable.  The basic annual rent was approximately $3.5 million in the first year with the annual rent rate being subject to adjustment for increases in the Consumer Price Index upon each anniversary following the initial basic rent payment date.

9.   ACCRUED EXPENSES AND TAXES, AND OTHER LONG-TERM LIABILITIES

            Accrued expenses and taxes, net, consist of the following at December 31, 2005 and December 31, 2004:
	December 31, 2005	December 31, 2004
	(Amounts in thousands)

Insurance	$4,660	$4,460
Employee compensation and benefits	11,727	12,730
Sales and marketing	16,061	14,396
Product warranty	4,331	4,040
Short-term product claim liability	2,321	2,321
Interest	16,576	12,134
Other	8,343	11,863
	$64,019	$61,944

Other long-term liabilities consist of the following at December 31, 2005 and December 31, 2004:
	December 31, 2005	December 31, 2004
	(Amounts in thousands)

Insurance	$1,731	$3,597
Pension liabilities	14,974	14,454
Product warranty	6,459	7,055
Long-term lease liabilities	231	5,152
Long-term product claim liability	1,480	1,492
Contingent tax liability	6,646	-
Other	950	651
	$32,471	$32,401

10.   INCOME TAXES
            The following is a summary of the components of earnings (loss) before provision (benefit) for income taxes: (in thousands)

	For the year	For the period	For the period	For the period	For the period
	ended	January 23, 2004 to	January 1, 2004 to	January 10, 2003 to	January 1, 2003 to
	December 31, 2005	December 31, 2004	February 11, 2004	December 31, 2003	January 9, 2003

Domestic	$25,182	$20,664	$(4,784)	$10,000	$(1,400)
Foreign	7,694	8,329	(416)	8,200	-
	$32,876	$28,993	$(5,200)	$18,200	$(1,400)

            The following is a summary of the provision (benefit) for income taxes included in the accompanying consolidated statement of operations: (in thousands)

	For the year	For the period	For the period	For the period	For the period
	ended	January 23, 2004 to	January 1, 2004 to	January 10, 2003 to	January 1, 2003 to
	December 31, 2005	December 31, 2004	February 11, 2004	December 31, 2003	January 9, 2003

Federal:
Current	$5,071	$278	$-	$2,100	$(900)
Deferred	3,130	6,398	(1,381)	1,500	400
	8,201	6,676	(1,381)	3,600	(500)

State:
Current	$1,060	$893	$-	$2,900	$-
Deferred	884	697	(329)	-	-
	1,944	1,590	(329)	2,900	-

Foreign:
Current	$1,563	$2,115	$(140)	$700	$-
Deferred	943	930	-	-	-
	2,506	3,045	(140)	700	-

Total	$12,651	$11,311	$(1,850)	$7,200	$(500)

            Income tax payments (refunds), net, were approximately $7.2 million for the year ended December 31, 2005, and approximately $1.3 million, $(0.01) million, and $0.7 million, for the period from January 23, 2004 to December 31, 2004, the period from January 10, 2003 to December 31, 2003, and the period January 1, 2003 to January 9, 2003, respectively.  In addition, CWD Windows transferred to BNC approximately $0.001 million, $1.1 million, and $3.7 million, for the period from January 1,2004 to February 11, 2004, the period from January 10, 2003 to December 31, 2003, and the period January 1, 2003 to January 9, 2003, respectively.

            The table that follows reconciles the federal statutory income tax rate of continuing operations to the effective tax rate of such earnings of approximately 38.5% for the year ended December 31, 2005, 39.0% and 35.6%, for the periods from January 23, 2004 to December 31, 2004 and January 1 to February 11, 2004, respectively, and 39.6% and 35.7% for the periods from January 10, 2003 to December 31, 2003 and January 1, 2003 to January 9, 2003, respectively.  (in thousands).

	For the year	For the period	For the period	For the period	For the period
	ended	January 23, 2004 to	January 1, 2004 to	January 10, 2003 to	January 1, 2003 to
	December 31, 2005	December 31, 2004	February 11, 2004	December 31, 2003	January 9, 2003

Income tax provision
(benefit) at the federal
statutory rate	$11,510	$10,148	$(1,820)	$6,370	$(490)

Net change from
statutory rate:
State income tax
provision (benefit), net
of federal income tax
effect	1,260	1,033	(239)	455	-
Effect of subsidiaries
taxes at non U.S.
statutory rate	(67)	4	6	30	-
Other, net	(52)	126	203	345	(10)
	$12,651	$11,311	$(1,850)	$7,200	$(500)

            The tax effect of temporary differences, which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 2005 and 2004 are as follows (in thousands):
	December 31, 2005	December 31, 2004

Deferred tax assets:
Accounts receivable	$3,311	$3,272
Inventories	1,736	1,554
Insurance reserves	2,385	2,723
Warranty reserves	4,050	4,193
Pension accrual	4,309	4,530
Deferred financing	1,158	-
Other assets, net	4,128	2,084
Capital loss carry-forward / net loss carry-forward	12,875	16,281
Valuation allowances	(142)	(1,635)
Total deferred tax assets	33,810	33,002
Deferred tax liabilities:
Property and equipment, net	(25,698)	(33,402)
Intangible assets, net	(51,089)	(52,202)
Unrealized foreign currency gain	(740)	(751)
Other liabilities, net	(1,137)	(647)
Total deferred tax liabilities	(78,664)	(87,002)
Net deferred tax liability	$(44,854)	$(54,000)

            The Company has established valuation allowances related to certain capital loss carry-forwards.  At December 31, 2005, Ply Gem has approximately $0.4 million of capital loss carry-forwards, which can be utilized to offset capital gains, if any, in future periods. These capital loss carry-forwards expire in 2007.  The valuation allowance decreased by approximately $1.5 million due to the expiration of related capital loss carry-forwards at December 31, 2005.  In addition, the company has approximately $31.8 million of net operating loss carry-forwards which can be utilized to offset future taxable income.  These loss carry-forwards will expire between the years 2017 and 2022 if not utilized.
            In 2005, pursuant to the provisions of the American Jobs Creation Act of 2004, the Company repatriated approximately $1.0 million (net of approximately $0.1 million withholding) from its Canadian subsidiary.

            The Company has not provided United States income taxes of approximately $3.7 million or foreign withholding taxes on un-remitted foreign earnings in Canada.  Not withstanding the provisions within the American Jobs Creation Act of 2004, the company continues to consider these amounts to be permanently invested.  As of December 31, 2005, accumulated foreign earnings in Canada were approximately $9.3 million.
            We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  During 2005, the Company established reserves of approximately $6.6 million relating to Net Operating Losses acquired in the MW acquisition and transactions costs associated with the Ply Gem and MW acquisitions.  If the benefits for which a reserve has been provided are subsequently recognized, they will reduce goodwill resulting from the application of the purchase method of accounting for these transactions.

11.   STOCK COMPENSATION

The Board of Directors of Ply Gem Investment Holdings, Inc. administers the Ply Gem Investment Holdings, Inc. Stock Option Plan (the “Plan”) and selects eligible directors, employees, consultants and advisors to receive options.  The board of directors also will determine the number and type of shares of stock covered by options granted under the Plan, the terms under which options may be exercised, the exercise price of the options and other terms and conditions of the options in accordance with the provisions of the Plan.  In 2004, the board adopted the Plan providing for options to purchase up to 148,050 shares of Ply Gem Investment Holdings, Inc.’s common stock under nonqualified stock options or incentive stock options, and on November 30, 2004, increased the grants provided under the plan up to 184,065 shares.  Because the Plan did not exist prior to 2004, no comparable information is available or presented for 2003.

A summary of the Company’s stock option activity and related information for the years ended December 31, 2005 and 2004 is provided below:

	2005		2004
	Weighted-Average	Number of	Weighted-Average	Number of
	Exercise Price	Shares	Exercise Price	Shares

Outstanding at beginning of period	$10.00	140,494	-	-
Granted	$10.00	11,800	$10.00	140,494
Exercised		-		-
Canceled	$10.00	(17,700)		-
Outstanding at end of period	$10.00	134,594	$10.00	140,494

	December 31, 2005	December 31, 2004

Weighted-average fair value of options
granted during the year	$2.13	$1.76

Stock Options as of December 31, 2005
		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (Years)	Exercisable

$ 10.00	69,694	8.15	-
$ 10.00	59,000	8.70	-
$ 10.00	5,900	9.95	-
As of December 31,2005	134,594	8.47	-

The weighted-average remaining contract life for options outstanding at December 31, 2005 is 8.47 years.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123.  SFAS No. 123 requires that pro forma information be determined as if the Company has accounted for stock options under the fair value method of that statement.  The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005: a weighted-average risk-free interest rate of 4.35%; volatility of 10%; dividend yield of 0.0%; and a weighted-average expected life of the option of 3.47 years in 2005.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.  Because the stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

      Upon completion of the Ply Gem and MW Acquisitions, certain members of management contributed their investments in predecessor companies in exchange for Ply Gem Investment Holdings, Inc.’s phantom stock units.  Each participant's interest in the plan is recorded in a bookkeeping account, and these accounts are deemed invested in Ply Gem Investment Holdings, Inc.'s stock.  No stock will initially be issued under the plan, but upon liquidation and payment of a participant's account under the plan, the value of the account generally may be paid to the participant either in shares of Ply Gem Investment Holdings Inc.'s stock having a fair value equal to the account balance or in cash, at the discretion of Ply Gem Investment Holdings, Inc.  At December 31, 2005, bookkeeping accounts were credited with approximately $5.2 million of common and preferred units.

12.   SEGMENT INFORMATION
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

The income (loss) before income taxes of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses.  Unallocated income and expenses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include interest, legal costs, corporate payroll, and unallocated finance and accounting expenses. Unallocated corporate assets include cash and certain receivables.  Interest expense is presented net of investment income.

Following is a summary of the Company’s segment information:

	For the Year	January 23,	January 1,	January 10,	January 1,
	ended	2004 to	2004 to	2003 to	2003 to
	December 31,	December 31,	February 11,	December 31,	January 9
	2005	2004	2004	2003	2003
	(Amounts in thousands)

Net Sales
Siding, Fencing, Railing and Decking	$390,925	$352,167	$29,546	$363,051	$6,760
Windows and Doors	447,943	233,778	11,066	159,514	2,064
	$838,868	$585,945	$40,612	$522,565	$8,824

Operating Earnings
Siding, Fencing, Railing and Decking	$44,892	$40,951	$690	$43,855	$106
Windows and Doors	47,699	24,051	(1,444)	15,782	(361)
Unallocated	(3,798)	(1,269)	(791)	(8,516)	(171)
	$88,793	$63,733	$(1,545)	$51,121	$(426)

Interest expense, net
Siding, Fencing, Railing and Decking	$296	$35	$3,610	$32,557	$805
Windows and Doors	1,804	2,385	6	73	1
Unallocated	54,827	34,793	39	291	168
	$56,927	$37,213	$3,655	$32,921	$974
Depreciation and amortization
Siding, Fencing, Railing and Decking	$12,552	$11,134	$1,301	$11,777	$235
Windows and Doors	13,247	5,918	275	2,712	74
Unallocated	326	693	(203)	213	18
	$26,125	$17,745	$1,373	$14,702	$327
Income tax expense (benefit)
Unallocated	$12,651	$11,311	$(1,850)	$7,200	$(500)

Capital expenditures
Siding, Fencing, Railing and Decking	$4,948	$4,174	$616	$6,871	$320
Windows and Doors	9,794	2,437	102	816	29
Unallocated	-	162	-	-	-
	$14,742	$6,773	$718	$7,687	$349

Total assets
Siding, Fencing, Railing and Decking	$468,679	$523,110	$487,676	$482,270	$490,276
Windows and Doors	534,828	555,520	51,881	64,088	64,011
Unallocated	46,491	25,669	(45,943)	(42,990)	20,712
	$1,049,998	$1,104,299	$493,614	$503,368	$574,999

            Our Canadian subsidiary represents a majority of our sales to foreign customers.  Other subsidiaries’ sales outside the United States are less than 1% of our total sales.

13.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
            The following is a summary of the quarterly results of operations.
	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	October 1,	July 2,	April 2,
	2005	2005	2005	2005
	(Amounts in thousands)

Net sales	$211,315	$225,515	$230,303	$171,735

Gross Profit	46,819	55,043	55,461	33,969

Net income (loss)	3,701	11,271	9,108	(3,855)

	Quarter	Quarter	Quarter	Period	Period
	Ended	Ended	Ended	Ended	Ended
	December 31,	October 2,	July 3,	April 2,	February 11
	2004	2004	2004	2004	2004
	(Amounts in thousands)

Net sales	$181,438	$178,732	$153,025	$72,750	$40,612

Gross Profit	36,691	45,961	39,679	14,881	7,001

Net income (loss)	(1,090)	9,571	9,142	59	(3,350)

14.   SUBSEQUENT EVENTS
            On February 24, 2006 in connection with the acquisition (the “Alenco Acquisition”) of AWC Holding Company (“AWC”, and together with its subsidiaries, “Alenco”) a new holding company, Ply Gem Prime Holdings, Inc., was formed pursuant to a merger involving Ply Gem Investment Holdings, Inc.  As a result, Ply Gem Prime Holdings, Inc. became the sole shareholder of Ply Gem Investment Holdings, Inc.  Each outstanding share of capital stock of Ply Gem Investment Holdings, Inc. was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime Holdings, Inc. and Ply Gem Prime Holdings, Inc. assumed Ply Gem Investment Holdings, Inc.’s obligations under the Ply Gem Investment Holdings 2004 Stock Option Plan.  In connection therewith, each outstanding stock option and phantom unit of Ply Gem Investment Holdings, Inc. was converted on  a 1:1 basis into a stock option and phantom unit of Ply Gem Prime Holdings, Inc.

         On February 24, 2006, Ply Gem completed the Alenco Acquisition in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock option holders of AWC and FNL Management Corp., an Ohio corporation, as their representative on February 6, 2006 (the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco (the “Rollover Shares”) that were contributed separately to Ply Gem Prime Holdings, Inc., the new parent company of Ply Gem Investment Holdings, Inc., in exchange for shares of capital stock of Ply Gem Prime Holdings, Inc.).  Immediately following the completion of the Alenco Acquisition, AWC became a wholly owned subsidiary of Ply Gem.  The purchase price paid by Ply Gem was approximately $89.4 million of cash, which included $4.0 million in cash delivered by Ply Gem to an escrow agent to be held in escrow as security for the sellers’ indemnification and other obligations under the Securities Purchase Agreement, plus the repayment of approximately $31.3 million of outstanding indebtedness of Alenco. In connection with the Alenco Acquisition, certain members of Alenco management invested approximately $8.1 million in the capital stock of Ply Gem Prime Holdings, Inc.  In accordance with the General Advisory Agreement with Caxton-Iseman, the Company paid a transaction fee to an affiliate of Caxton-Iseman of approximately $2.4 million in March 2006.

15.   GUARANTOR/NON-GUARANTOR

            In connection with the financing of the Ply Gem Acquisition, Ply Gem Industries issued $225 million of its 9% Senior Subordinated Notes due 2012 (the “Notes”).  As a result of the MW Acquisition, an additional $135 million of Notes were issued. The Notes are secured by full and unconditional guarantees on a joint and several basis from certain of the Company’s 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of December 31, 2005 and December 31, 2004  for the year ended December 31, 2005, the period from January 23, 2004 to December 31, 2004, January 1, 2004 to February 11, 2004, the period from January 10, 2003 to December 31, 2003, and the period from January 1, 2003 to January 9, 2003.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$778,927	$59,941	$-	$838,868
Costs and Expenses:
Cost of products sold	-	-	606,886	40,690	-	647,576
Selling, general and
administrative expense	-	6,298	76,297	10,143	-	92,738
Intercompany administrative
charges	-	(7,795)	7,795	-	-	-
Amortization of intangible assets	-	-	9,761	-	-	9,761
Total Costs and Expenses	-	(1,497)	700,739	50,833	-	750,075
Operating earnings	-	1,497	78,188	9,108	-	88,793
Foreign currency gain	-	-	-	1,010	-	1,010
Intercompany interest	-	49,815	(48,790)	(1,025)	-	-
Interest expense	-	(55,199)	(999)	(1,459)	-	(57,657)
Investment income	-	372	299	59	-	730
Income (loss) before equity in
subsidiaries' income	-	(3,515)	28,698	7,693	-	32,876
Equity in subsidiaries' income	20,225	22,334	-	-	(42,559)	-

Income before provision (benefit)
for income taxes	20,225	18,819	28,698	7,693	(42,559)	32,876
Provision (benefit)for income taxes	-	(1,406)	11,551	2,506	-	12,651
Net income	$20,225	$20,225	$17,147	$5,187	$(42,559)	$20,225

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the period from January 23, 2004 to December 31, 2004

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$539,357	$46,588	$-	$585,945
Costs and Expenses:
Cost of products sold	-	-	417,994	30,739	-	448,733
Selling, general and
administrative expense	-	2,283	57,598	7,687	-	67,568
Intercompany administrative
charges	-	(22,049)	22,049	-	-	-
Amortization of intangible assets	-	129	5,782	-	-	5,911
Total Costs and Expenses	-	(19,637)	503,423	38,426	-	522,212
Operating earnings	-	19,637	35,934	8,162	-	63,733
Foreign currency gain	-	-	-	2,473	-	2,473
Interest expense	-	(33,912)	(1,143)	(2,318)	-	(37,373)
Investment income	-	87	61	12	-	160
Income (loss) before equity in
subsidiaries' income	-	(14,188)	34,852	8,329	-	28,993
Equity in subsidiaries' income	17,682	31,870	-	-	(49,552)	-

Income before provision (benefit)
for income taxes	17,682	17,682	34,852	8,329	(49,552)	28,993
Provision (benefit)for income taxes	-	-	7,960	3,351	-	11,311
Net income	$17,682	$17,682	$26,892	$4,978	$(49,552)	$17,682

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED COMBINING STATEMENT OF OPERATIONS
For the period from January 1, 2004 to February 11, 2004

	Issuer		Non-
	Ply Gem	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Combined
	(Amounts in thousands)

Net Sales	$-	$37,187	$3,425	$-	$40,612
Costs and Expenses:
Cost of products sold	-	30,991	2,620	-	33,611
Selling, general and
administrative expense	561	6,552	1,232	-	8,345
Intercompany administrative
charges	(3,166)	3,166	-	-	-
Amortization of intangible assets	-	201	-	-	201
Total Costs and Expenses	(2,605)	40,910	3,852	-	42,157
Operating earnings	2,605	(3,723)	(427)	-	(1,545)
Interest expense	(39)	(3,645)	-	-	(3,684)
Investment income	-	18	11	-	29
Income (loss) before equity in
subsidiaries' income	2,566	(7,350)	(416)	-	(5,200)
Equity in subsidiaries' income (loss)	(5,667)	-	-	5,667	-

Income before provision (benefit)
for income taxes	(3,101)	(7,350)	(416)	5,667	(5,200)
Provision (benefit) for income taxes	-	(1,683)	(167)	-	(1,850)
Net income (loss)	$(3,101)	$(5,667)	$(249)	$5,667	$(3,350)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED COMBINING STATEMENT OF OPERATIONS
For the period from January 10, 2003 to December 31, 2003

	Issuer		Non-
	Ply Gem	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Combined
	(Amounts in thousands)

Net Sales	$-	$474,015	$48,550	$-	$522,565
Costs and Expenses:
Cost of products sold	-	360,913	32,761	-	393,674
Selling, general and
administrative expense	2,666	63,688	7,579	-	73,933
Intercompany administrative
charges	(7,813)	7,744	69	-	-
Amortization of intangible assets	-	3,837	-	-	3,837
Total Costs and Expenses	(5,147)	436,182	40,409	-	471,444
Operating earnings	5,147	37,833	8,141	-	51,121
Interest expense	(465)	(32,653)	1	-	(33,117)
Investment income	18	120	58	-	196
Income before equity in
subsidiaries' income	4,700	5,300	8,200	-	18,200
Equity in subsidiaries' income	5,300	-	-	(5,300)	-

Income before provision (benefit)
for income taxes	10,000	5,300	8,200	(5,300)	18,200
Provision (benefit)for income taxes	4,300	2,200	2,900	(2,200)	7,200
Net income	$5,700	$3,100	$5,300	$(3,100)	$11,000

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED COMBINING STATEMENT OF OPERATIONS
For the period from January 1, 2003 to January 9, 2003

	Issuer		Non-
	Ply Gem	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Combined
	(Amounts in thousands)

Net Sales	$-	$8,263	$561	$-	$8,824
Costs and Expenses:
Cost of products sold	-	7,184	467	-	7,651
Selling, general and
administrative expense	68	1,396	65	-	1,529
Intercompany administrative
charges	(480)	449	31	-	-
Amortization of intangible assets	-	70	-	-	70
Total Costs and Expenses	(412)	9,099	563	-	9,250
Operating earnings	412	(836)	(2)	-	(426)
Interest expense	(12)	(963)	(1)	-	(976)
Investment income	-	(1)	3	-	2
Income (loss) before equity in
subsidiaries' income	400	(1,800)	-	-	(1,400)
Equity in subsidiaries' income (loss)	(1,800)	-	-	1,800	-

Income before provision (benefit)
for income taxes	(1,400)	(1,800)	-	1,800	(1,400)
Provision (benefit) for income taxes	(500)	(600)	-	600	(500)
Net income (loss)	$(900)	$(1,200)	$-	$1,200	$(900)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$9,501	$9,130	$3,542	$-	$22,173
Accounts receivable, net	-	-	63,714	6,643	-	70,357
Inventories:
Raw materials	-	-	27,821	3,594	-	31,415
Work in process	-	-	4,249	831	-	5,080
Finished goods	-	-	16,891	1,832	-	18,723
Total inventory	-	-	48,961	6,257	-	55,218
Prepaid expenses and other
current assets	-	1,372	7,699	356	-	9,427
Deferred income taxes	-	-	13,330	-	-	13,330
Total current assets	-	10,873	142,834	16,798	-	170,505
Investments in subsidiaries	215,514	164,946	-	-	(380,460)	-
Property and Equipment, at cost:
Land	-	-	1,870	150	-	2,020
Buildings and improvements	-	106	14,815	647	-	15,568
Machinery and equipment	-	49	115,932	3,244	-	119,225
-		155	132,617	4,041	-	136,813
Less accumulated depreciation	-	(44)	(26,192)	(849)	-	(27,085)
Total property and equipment,
net	-	111	106,425	3,192	-	109,728
Other Assets:
Goodwill	-	-	538,588	40,404	-	578,992
Intangible assets, net	-	-	152,894	-	-	152,894
Intercompany note receivable	-	650,346	-	-	(650,346)	-
Other	-	37,774	105	-	-	37,879
Total other assets	-	688,120	691,587	40,404	(650,346)	769,765
	$215,514	$864,050	$940,846	$60,394	$(1,030,806)	$1,049,998

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$1,443	$-	$249	$-	$1,692
Accounts payable	-	149	38,825	3,368	-	42,342
Accrued expenses and taxes	-	21,477	39,667	2,875	-	64,019
Total current liabilities	-	23,069	78,492	6,492	-	108,053
Deferred income taxes	-	-	56,947	1,237	-	58,184
Intercompany note payable	-	-	641,000	9,346	(650,346)	-
Other long term liabilities	-	12,855	18,664	952	-	32,471
Long-term debt, less current
maturities	-	611,512	-	24,264	-	635,776
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	175,461	175,461	103,161	5,637	(284,259)	175,461
Intercompany dividends	-	1,100	-	(1,100)	-	-
Retained earnings	37,907	37,907	44,039	9,964	(91,910)	37,907
Accumulated other
comprehensive income (loss)	2,146	2,146	(1,457)	3,602	(4,291)	2,146
	$215,514	$864,050	$940,846	$60,394	$(1,030,806)	$1,049,998

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2004

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$1,923	$3,483	$1,388	$-	$6,794
Accounts receivable, net	-	-	59,855	5,362	-	65,217
Inventories:
Raw materials	-	-	27,555	2,950	-	30,505
Work in process	-	-	3,389	871	-	4,260
Finished goods	-	-	25,186	1,545	-	26,731
Total inventory	-	-	56,130	5,366	-	61,496
Prepaid expenses and other
current assets	-	1,004	8,169	623	-	9,796
Deferred income taxes	-	-	18,356	-	-	18,356
Total current assets	-	2,927	145,993	12,739	-	161,659
Investments in subsidiaries	195,407	810,462	-	-	(1,005,869)	-
Property and Equipment, at cost:
Land	-	-	4,908	2,349	-	7,257
Buildings and improvements	-	-	42,648	3,843	-	46,491
Machinery and equipment	-	158	102,738	2,266	-	105,162
-		158	150,294	8,458	-	158,910
Less accumulated depreciation	-	(15)	(11,372)	(487)	-	(11,874)
Total property and equipment,
net	-	143	138,922	7,971	-	147,036
Other Assets:
Goodwill	-	-	541,730	43,420	-	585,150
Intangible assets, net	-	-	162,657	-	-	162,657
Intercompany note receivable	-	9,346	-	-	(9,346)	-
Other	-	47,669	128	-	-	47,797
Total other assets	-	57,015	704,515	43,420	(9,346)	795,604
	$195,407	$870,547	$989,430	$64,130	$(1,015,215)	$1,104,299

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$1,700	$834	$250	$-	$2,784
Accounts payable	-	-	32,885	1,715	-	34,600
Accrued expenses and taxes	-	17,125	40,232	4,587	-	61,944
Total current liabilities	-	18,825	73,951	6,552	-	99,328
Deferred income taxes	-	-	71,463	893	-	72,356
Intercompany note payable	-	-	-	9,346	(9,346)	-
Other long term liabilities	-	17,969	13,531	901	-	32,401
Long-term debt, less current
maturities	-	638,346	36,515	29,946	-	704,807
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	175,427	175,427	767,338	9,205	(951,970)	175,427
Retained earnings	17,682	17,682	26,892	4,729	(49,303)	17,682
Accumulated other
comprehensive income (loss)	2,298	2,298	(260)	2,558	(4,596)	2,298
	$195,407	$870,547	$989,430	$64,130	$(1,015,215)	$1,104,299

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$20,225	$20,225	$17,147	$5,187	$(42,559)	$20,225
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	29	25,616	480	-	26,125
Non-cash interest expense, net	-	5,079	-	-	-	5,079
Gain on foreign currency transactions	-	-	-	(1,010)	-	(1,010)
Deferred income taxes	-	-	1,489	296	-	1,785
Equity in subsidiaries' net income	(20,225)	(22,334)	-	-	42,559	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	-	(3,859)	(1,039)	-	(4,898)
Inventories	-	-	7,531	(672)	-	6,859
Prepaid expenses and other
current assets	-	(5,425)	5,517	303	-	395
Accounts payable	-	(101)	6,184	1,512	-	7,595
Accrued expenses and taxes	-	3,800	647	(1,732)	-	2,715
Other	-	(329)	(859)	228	-	(960)
Net cash provided by (used in)
operating activities	-	944	59,413	3,553	-	63,910
Cash flows used in investing
activities:
Capital expenditures	-	-	(13,752)	(990)	-	(14,742)
Acquisitions, net of cash acquired	-	(409)	-	789	-	380
Net cash provided by (used in)
investing activities	-	(409)	(13,752)	(201)	-	(14,362)
Cash flows provided by (used in)
financing activities:
Proceeds from long-term debt	-	35,500	-	-	-	35,500
Proceeds from intercompany
investment	-	34,114	(33,014)	(1,100)	-	-
Payments on long-term debt	-	(62,605)	(7,000)	(263)	-	(69,868)
Equity contribution	-	34	-	-	-	34
Net cash provided by (used in)
financing activities	-	7,043	(40,014)	(1,363)	-	(34,334)
Impact of exchange rate movement
on cash	-	-	-	165	-	165
Net increase (decrease) in cash
and cash equivalents	-	7,578	5,647	2,154	-	15,379
Cash and cash equivalents at the
beginning of the period	-	1,923	3,483	1,388	-	6,794
Cash and cash equivalents at the end
of the period	$-	$9,501	$9,130	$3,542	$-	$22,173

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period from January 23, 2004 to December 31, 2004

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$17,682	$17,682	$26,892	$4,978	$(49,552)	$17,682
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	118	17,162	465	-	17,745
Non-cash write off of inventory	-	-	2,416	-	-	2,416
Non-cash interest expense, net	-	-	3,469	-	-	3,469
Gain on foreign currency transactions	-	-	-	(2,473)	-	(2,473)
Deferred income taxes	-	-	7,526	499	-	8,025
Equity in subsidiaries' net income	(17,682)	(31,870)	-	-	49,552	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	-	1,718	(658)	-	1,060
Inventories	-	-	1,364	(89)	-	1,275
Prepaid expenses and other
current assets	-	1,529	(2,894)	(162)	-	(1,527)
Accounts payable	-	154	(6,946)	516	-	(6,276)
Accrued expenses and taxes	-	4,628	(726)	3,416	-	7,318
Other	-	-	1,325	(612)	-	713
Net cash provided by (used in)
operating activities	-	(7,759)	51,306	5,880	-	49,427
Cash flows used in investing
activities:
Capital expenditures	-	-	(6,477)	(296)	-	(6,773)
Acquisitions, net of cash acquired	-	(770,667)	(53,734)	(58,860)	-	(883,261)
Net cash provided by (used in)
investing activities	-	(770,667)	(60,211)	(59,156)	-	(890,034)
Cash flows provided by (used in)
financing activities:
Proceeds from long-term debt	-	641,338	-	30,000	-	671,338
Proceeds from financing obligation	-	-	30,571	5,429	-	36,000
Proceeds from intercompany
investment	-	(24,346)	-	24,346	-	-
Payments on long-term debt	-	(5,786)	(18,183)	(5,235)	-	(29,204)
Equity contribution	-	169,143	-	-	-	169,143
Net cash provided by (used in)
financing activities	-	780,349	12,388	54,540	-	847,277
Impact of exchange rate movement
on cash	-	-	-	124	-	124
Net increase (decrease) in cash
and cash equivalents	-	1,923	3,483	1,388	-	6,794
Cash and cash equivalents at the
beginning of the period	-	-	-	-	-	-
Cash and cash equivalents at the end
of the period	$-	$1,923	$3,483	$1,388	$-	$6,794

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
COMBINING STATEMENT OF CASH FLOWS
For the Period from January 1, 2004 to February 11, 2004

	Issuer		Non-
	Ply Gem	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Combined

Cash flows from operating
activities:
Net loss	$(3,101)	$(5,667)	$(249)	$5,667	$(3,350)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	39	1,243	91	-	1,373
Non-cash interest expense, net	-	26	-	-	26
Deferred income taxes	(5,630)	3,920	-	-	(1,710)
Equity in subsidiaries' net income	5,667	-	-	(5,667)	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	546	1,323	-	1,869
Inventories	-	(2,742)	(482)	-	(3,224)
Prepaid expenses and other
current assets	(45)	(185)	(30)	-	(260)
Accounts payable	(27)	8,194	(402)	-	7,765
Accrued expenses and taxes	(820)	1,287	(1,806)	-	(1,339)
Other	-	498	-	-	498
Net cash provided by (used in)
operating activities	(3,917)	7,120	(1,555)	-	1,648
Cash flows provided by (used in)
investing activities:
Capital expenditures	-	(702)	(16)	-	(718)
Change in restricted cash	-	1,118	-	-	1,118
Other	-	1	(6)	-	(5)
Net cash provided by (used in)
investing activities	-	417	(22)	-	395
Cash flows provided by (used in)
financing activities:
Payments on long-term debt	(35)	(54)	-	-	(89)
Net transfers to former parent	-	(7,286)	(76)	-	(7,362)
Net cash provided by (used in)
financing activities	(35)	(7,340)	(76)	-	(7,451)
Net increase (decrease) in cash
and cash equivalents	(3,952)	197	(1,653)	-	(5,408)
Cash and cash equivalents at the
beginning of the period	3,851	2,255	2,411	-	8,517
Cash and cash equivalents at the end
of the period	$(101)	$2,452	$758	$-	$3,109

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
COMBINING STATEMENT OF CASH FLOWS
For the Period from January 10, 2003 to December 31, 2003

	Issuer		Non-
	Ply Gem	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Combined

Cash flows from operating
activities:
Net income	$5,700	$3,100	$5,300	$(3,100)	$11,000
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	225	14,077	400	-	14,702
Allocation of purchase price
allocated to inventory	-	1,140	247	-	1,387
Non-cash interest expense, net	229	-	-	-	229
Deferred income taxes	1,000	500	-	-	1,500
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	3,394	(261)	-	3,133
Inventories	-	(1,164)	(328)	-	(1,492)
Prepaid expenses and other
current assets	2,329	512	(15)	-	2,826
Accounts payable	(8)	252	(780)	-	(536)
Accrued expenses and taxes	(3,094)	(2,357)	195	-	(5,256)
Other	(3,155)	(189)	56	-	(3,288)
Net cash provided by (used in)
operating activities	3,226	19,265	4,814	(3,100)	24,205
Cash flows provided by (used in)
investing activities:
Capital expenditures	-	(7,401)	(286)	-	(7,687)
Change in restricted cash	-	(7)	-	-	(7)
Other	-	(279)	-	-	(279)
Net cash provided by (used in)
investing activities	-	(7,687)	(286)	-	(7,973)
Cash flows provided by (used in)
financing activities:
Payments on long-term debt	(394)	(1,026)	-	-	(1,420)
Net transfers to former parent	1,149	(9,074)	(5,198)	3,100	(10,023)
Net cash provided by (used in)
financing activities	755	(10,100)	(5,198)	3,100	(11,443)
Net increase (decrease) in cash
and cash equivalents	3,981	1,478	(670)	-	4,789
Cash and cash equivalents at the
beginning of the period	(130)	777	3,081	-	3,728
Cash and cash equivalents at the end
of the period	$3,851	$2,255	$2,411	$-	$8,517

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
COMBINING STATEMENT OF CASH FLOWS
For the Period from January 1, 2003 to January 9, 2003

	Issuer		Non-
	Ply Gem	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Combined

Cash flows from operating
activities:
Net loss	$(900)	$(1,200)	$-	$1,200	$(900)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	6	303	18	-	327
Non-cash interest expense, net	-	6	-	-	6
Deferred income taxes	-	400	-	-	400
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	(1,771)	223	-	(1,548)
Inventories	-	967	45	-	1,012
Prepaid expenses and other
current assets	228	(42)	4	-	190
Accounts payable	(106)	1,456	386	-	1,736
Accrued expenses and taxes	(1,335)	2,274	(321)	-	618
Other	16	(4)	-	-	12
Net cash provided by (used in)
operating activities	(2,091)	2,389	355	1,200	1,853
Cash flows used in investing
activities:
Capital expenditures	-	(349)	-	-	(349)
Change in restricted cash	-	1	-	-	1
Acquisitions, net of cash acquired	-	36	-	-	36
Net cash provided by (used in)
investing activities	-	(312)	-	-	(312)
Cash flows provided by (used in)
financing activities:
Payments on long-term debt	(17)	(28)	-	-	(45)
Net transfers to former parent	(725)	(2,639)	(97)	(1,200)	(4,661)
Net cash provided by (used in)
financing activities	(742)	(2,667)	(97)	(1,200)	(4,706)
Net increase (decrease) in cash
and cash equivalents	(2,833)	(590)	258)	-	(3,165)
Cash and cash equivalents at the
beginning of the period	2,703	1,367	2,823	-	6,893
Cash and cash equivalents at the end
of the period	$(130)	$777	$3,081	$-	$3,728

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                        None

Item 9A.          CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.          OTHER INFORMATION

On October 16, 2005, the Company entered into a separation agreement with David McCready, formerly the president of Kroy Building Products, Inc., the Company’s fencing, railing and decking subsidiary. Under the general terms of the separation agreement, Mr. McCready is entitled to receive, among other things, severance payments equal to his annual base salary immediately prior to the termination of his employment with the Company in 12 equal monthly installments, and company-paid COBRA premiums for one year after his termination.  Additionally, Ply Gem Investment Holdings, Inc. repurchased 35,250 shares of Ply Gem Investment Holdings, Inc. common stock that were held by Mr. McCready as of the date of termination, calculated based on a $10.00 purchase price per share of common stock.  Mr. McCready’s employment with the Company was terminated on October 14, 2005.  On January 3, 2006, the Company appointed John Stephenson to replace Mr. McCready as the President of its Kroy Building Products, Inc. subsidiary.
On November 28, 2005, the Company entered into a separation agreement with Mark Watson, formerly the president of Great Lakes Windows, Inc., one of the Company’s repair and remodeling window subsidiaries.  Under the general terms of the separation agreement and upon his termination, Mr. Watson is entitled to receive, among other things, severance payments equal to two times his annual base salary at termination and performance incentive bonus in 2003 in 24 equal monthly installments.  In addition, the Company shall pay Mr. Watson’s portion of COBRA premiums for the 24 month severance period.  Additionally, Ply Gem Investment Holdings, Inc. repurchased 28,710 shares of Ply Gem Investment Holdings, Inc. common stock and 13,590 phantom incentive units that were held by Mr. Watson as of the date of termination, based on a $10.00 purchase price per share of common stock and per phantom incentive unit.  Mr. Watson’s employment with the Company was terminated in January 2006.  On November 28, 2005, the Company appointed Jeff Klein as President of its Great Lakes Windows, Inc. subsidiary.
Both Mr. McCready and Mr. Watson were required to sign a release in order to receive the severance payments described above and are subject to restrictive covenants including non-disclosure, non-competition, non-solicitation, non disparagement and confidentiality.
The Company has entered into agreements with Messrs. Wayne, Morstad, Montgomery and Klein. Under the general terms of these agreements, in the event that the individual executive is terminated by the Company without cause or resigns for good reason, the executive will receive payments and benefits consisting of (i) annual salary at termination, payable over 12 months following termination, (ii) a cash payment equal to the lesser of (a) the target annual cash bonus with respect to the fiscal year of termination and (b) the actual annual bonus that would have been received by the executive in respect of the year of termination based on actual performance during that year, payable promptly after the actual annual bonus is determined, (iii) a pro-rata portion of any annual cash bonus with respect to the year of termination, and (iv) continuation of medical and dental benefits for 12 months after termination. In order to receive the payments and benefits described above, each executive must sign a release of claims and comply with certain restrictive covenants, including non-disclosure, non-competition, non-solicitation, non disparagement and confidentiality covenants.

PART III

Item 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The Board of Directors of Ply Gem Investment Holdings, Inc., Ply Gem Holdings, Inc., and Ply Gem Industries, Inc. are identical, with the exception of Michael Haley who is only a member of the Ply Gem Industries Board of Directors.

Name	Age	Positions(s)
Frederick Iseman	53	Chairman of the Board and Director
Lee D. Meyer	57	President, Chief Executive Officer and Director
Shawn Poe	44	Vice President and Chief Financial Officer
John Wayne	44	President, Siding and Accessories
Lynn Morstad	42	President, MW Manufacturers, Inc.
Bryan Sveinson	47	President, CWD Windows & Doors, Inc.
Jeff Klein	42	President, Great Lakes Window
Robert A. Ferris	63	Director
Steven M. Lefkowitz	41	Director
John D. Roach	62	Director
Michael Haley	55	Director

Set forth below is a brief description of the business experience of each of the members of our Board of Directors and our executive officers.

Frederick Iseman – Chairman of the Board and Director
            Since the Ply Gem Acquisition, Frederick Iseman has served as our chairman of the Board of Directors.  Mr. Iseman is currently Chairman and Managing Partner of Caxton-Iseman Capital, a private equity firm which was founded by Mr. Iseman in 1993.  Prior to establishing Caxton-Iseman Capital, Mr. Iseman founded Hambro-Iseman Capital Partners, a merchant banking firm.  From 1988 to 1990, Mr. Iseman was a member of the Hambro International Venture Fund.  Mr. Iseman is Chairman of the Board of Anteon International Corporation, Chairman of the Board of Buffets Holdings, Inc. and Buffets, Inc. and a member of the Advisory Board of Duke Street Capital and the Advisory Board of STAR Capital Partners Limited.

Lee D. Meyer – President, Chief Executive Officer and Director
            Lee D. Meyer was appointed President and Chief Executive Officer of our company in January 2002.  Since the Ply Gem Acquisition, Mr. Meyer has served as a director.  Mr. Meyer previously had been the President of Variform, one of our siding and accessories subsidiaries.  Mr. Meyer joined Variform in 1993 as the Vice President of Manufacturing, and held successive positions as Vice President of Operations, Senior Vice President and General Manager, before he became President of Variform in 1998.  Prior to joining Variform, Mr. Meyer held positions at GE Plastics, Borg Warner Chemicals and the Chemicals Division of Quaker Oats.  Mr. Meyer graduated from the University of Nebraska in 1971 with a BS in Chemical Engineering and an MBA in Finance and Economics in 1979.  He also received his license as a Registered Professional Engineer in 1979.  Mr. Meyer has been the chairman of the Vinyl Siding Institute, or the “VSI”, since 1994 and is currently a member of the Board of Directors and is a member of the VSI Certification Oversight Committee, which oversees voluntary minimum standards for vinyl siding products.  In June 2003, Mr. Meyer completed a tenure of approximately five years as Chairman of the Vinyl Siding Institute.  Mr. Meyer is also a member of the Windows and Doors Manufacturers Association.

Shawn Poe – Vice President and Chief Financial Officer
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

John Wayne – President, Siding and Accessories
            Mr. Wayne was appointed President of our siding and accessories subsidiaries in January 2002.  Mr. Wayne joined our company in 1998, and prior to his appointment to President had been Vice President of Sales and Marketing for our Variform and Napco siding and accessories subsidiaries.  Prior to joining us, Mr. Wayne worked for Armstrong World Industries, Inc. from 1985 to 1998, holding a variety of sales management positions, including Vice President of Sales.  Mr. Wayne graduated from the University of Wisconsin in 1984 with a BBA in Finance and Marketing.  Mr. Wayne is currently the  Chairman of the VSI, the Chairman of the VSI Code and Regulatory Committee, and Chairman of the VSI Board of Directors.

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

Bryan Sveinson – President, CWD Windows & Doors

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

Jeff Klein - President, Great Lakes Window
Mr. Klein was appointed President of our Great Lakes Window Group subsidiary in December of 2005.  Mr. Klein originally joined our company in August of 2005 as the President of the Western Window Market for Ply Gem (he continues to hold this position).  Prior to joining Ply Gem, Mr. Klein spent 13 years with Milgard Windows in various roles including General Manager, Regional Manager, Vice President of Organizational Development, and Senior Vice President.  Mr. Klein also served as an industry advisor for several private equity companies prior to joining the Ply Gem family.  Mr. Klein graduated from StanfordUniversity in 1986 with a BS in Economics.  Mr. Klein graduated from StanfordUniversity in 1987 with an MA in Organizational Behavior.  He is also on the Board of Directors of the Window and Door Manufacturers Association.

Robert A. Ferris – Director
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

Steven M. Lefkowitz – Director
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

Michael Haley – Director
            In June 2005, Mr. Haley announced his retirement as Chairman of MW Manufacturers, but has remained as a director on the Ply Gem, Industries, Inc. Board.  In January 2005, Mr. Haley was appointed chairman of MW Manufacturers, Inc. and Senior Vice President of Sales and Marketing and Director for Ply Gem Industries, Inc.  Mr. Haley joined MW Manufacturers, Inc. in June 2001 as President and served in this capacity until being named Chairman.  Prior to joining MW, Mr. Haley had been the President of American of Martinsville (a subsidiary of La-Z-Boy Inc.) from 1994 until May 2001.  In addition, Mr. Haley was President of Loewenstein Furniture Group from 1988 to 1994.  Mr. Haley graduated from Roanoke College in 1973 with a Bachelor’s Degree in Business Administration.

Audit Committee Financial Expert
Our Board of Directors has determined Steven Lefkowitz to be the “audit committee financial expert” as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002.  Mr. Lefkowitz is not an “independent” director as the term is used for the purposes of the New York Stock Exchange’s listing requirements.

Code of Ethics
                                    The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, and all employees.  This code of ethics is posted on our website at http://www.plygem.com.  Any waiver or amendment to this code of ethics will be timely disclosed on our website.

Item 11.           EXECUTIVE COMPENSATION

            The following table sets forth information on the compensation awarded to, earned by or paid to our President and Chief Executive Officer, Lee D. Meyer, and our four other most highly compensated executive officers whose individual compensation exceeded $100,000 during the twelve months ended December 31, 2005 for services rendered in all capacities to us.

Annual Compensation
						Number of
						Shares
				Other Annual		Underlying	All Other
Name and Principal Position	Year	Salary	Bonus	Compensation	(1)	Stock Options	Compensation(2)

Lee D. Meyer	2005	$334,423	$-	$11,240	(3)	$-	$11,425
President & Chief Executive Officer	2004	319,256	194,704	2,404,143	(4)		1,012,322
	2003	300,664	267,750	1,025,652	(5)	50,000	13,000

Lynn Morstad	2005	$284,519	$212,811	$10,248		$-	$5,690
President, MW Manufacturers, Inc.	2004	270,000	243,490	13,136			4,376
	2003	N/A	-	-		-	-

John Wayne	2005	$259,231	$104,260	$11,830		$-	$12,450
President, Siding and Accessories	2004	236,431	120,708	968,544	(6)		412,500
	2003	224,635	134,178	121,271		20,000	13,000

Mark Montgomery	2005	$229,291	$104,622	$6,796		$-	$6,697
Sr. VP Sales & Marketing, MW	2004	218,077	103,015	51,483			3,110
Manufacturers, Inc.	2003	N/A	-	-		-	-

Jeff Klein	2005	$90,000	$333,500	$-	(7)	$-	$-
President, Great Lakes Window	2004	N/A	-	-			-
	2003	N/A	-			-	-

1) Unless otherwise indicated, represents car allowance and professional services reimbursement.
2) Amounts included in “All Other Compensation” are detailed in the table below.
3) This figure represents Mr. Meyer’s car allowance and professional services reimbursement. On July  28, 2005, Mr. Meyer purchased 112,800 shares of common stock of Ply Gem Investment Holdings,  Inc. by exchanging 112,800 phantom incentive units that were acquired by Mr. Meyer pursuant to the  Ply Gem Investment Holdings, Inc. Phantom Plan (described below) in February 2004. Because  each phantom incentive unit had a fair value equal to one share of Ply Gem Investment  Holdings, Inc.’s common stock, there is no dollar value of income to Mr. Meyer to report in this table.
4) Includes a $2,393,643 payment to Mr. Meyer in respect to stock options held by Mr. Meyer in Ply  Gem’s former parent Nortek.
5) Includes a dividend payment of $1,004,788 in respect of stock options held by Mr. Meyer in  connection with the Nortek Recapitalization and granted pursuant to a rollover stock option  agreement.
6) Includes a $957,443 payment to Mr. Wayne in respect to stock options held by Mr. Wayne in  Ply  Gem’s former parent Nortek.
7) Mr. Klein joined the Company in August of 2005.

All Other Compensation
				One time payment for
				Successful completion
		Matching	Profit Sharing	Of the Ply Gem
		Contribution under	Contribution under	Transaction in
Named Executive Officer	Year	the 401(k) Plan (i)	the 401(k) Plan (i)	February 2004	Total

Lee D. Meyer	2005	$ 6,300	$ 5,125	$ -	$ 11,425
	2004	6,332	6,000	1,000,000	1,012,332
	2003	6,000	7,000	-	13,000

Lynn Morstad	2005	$ 5,690	$ -	$ -	$ 5,690
	2004	4,376	-	-	4,376
	2003	N/A	-	-	-

John Wayne	2005	$ 6,300	$ 6,150	$ -	$ 12,450
	2004	6,500	6,000	400,000	412,500
	2003	6,000	7,000	-	13,000

Mark Montgomery	2005	$ 6,697	$ -	$ -	$ 6,697
	2004	3,110	-	-	3,110
	2003	N/A	-	-	-

Jeff Klein	2005	$ -	$ -	$ -	$ -
	2004	-	-	-	-
	2003	-	-	-	-

(i)  Messrs. Meyer, and Wayne participate in the Variform, Inc. 401(k) Savings Plan.  Messrs. Morstad and Montgomery participate in the MW 401(k) Savings Plan.

Option Grants in 2005
            No options were granted to our named executive officers during 2005.

Aggregated Option Exercises in 2005 and Fiscal Year-End Option Values
                                    No options were exercised during 2005.

Equity Participation Plan Information
            The following table gives information about the Ply Gem Investment Holdings, Inc. stock option plan as of December 31, 2005:

	(A)	(B)	( C)
	Number of	Weighted	Number of
	securities to be	average	securities available
	issued upon	exercise price of	for future issuance
	exercise of	outstanding	under equity
	outstanding	options,	compensation plans
	options, warrants	warrants and	(excluding securities
Plan Category	and rights	rights	reflected in column (A)

Equity compensation plans
Approved by shareholders	134,594	$ 10.00	49,471

Equity compensation plans not
Approved by shareholders	-	-	-

Total	134,594	$ 10.00	49,471

Director Compensation

       With the exception of Mr. Roach and Mr. Haley, our directors do not receive any compensation for performing their directorial duties. Mr. Roach and Mr. Haley each receive $60,000 annually as compensation for serving on our board of directors.

Phantom Stock Unit Plan

  Upon completion of the Ply Gem Acquisition, Messrs. Meyer and Wayne acquired phantom units under the Ply Gem Investment Holdings, Inc.'s Phantom Stock Plan, and Messrs. Morstad and Montgomery acquired phantom units upon the completion of the MW Acquisition in exchange for their contributions of investments in predecessor companies.  Each participant's interest in the plan is recorded in a bookkeeping account, and each account is deemed invested in Ply Gem Investment Holdings Inc.'s stock. No stock will initially be issued under the plan, but, upon liquidation and payment of a participant's account under the plan, the value of the account generally may be paid to the participant either in shares of Ply Gem Investment Holdings Inc.'s stock having a market value equal to the account balance or in cash, at the discretion of the Board of Directors of Ply Gem Investment Holdings, Inc. When valuing a participant's account for payment purposes, the following rules generally apply: if Ply Gem Investment Holdings, Inc.'s stock becomes publicly traded through an initial public offering, the stock market will dictate the value of the account; if an event which triggers either "tag-along" or "drag-along" rights under the stockholders' agreement to which the stockholders of Ply Gem Investment Holdings, Inc.'s are parties occurs (each, a "Triggering Event"), the amount paid to shareholders will dictate the value of the account; and if a participant's employment terminates and if neither a Triggering Event nor an initial public offering occurs prior to the time the participant is paid the value of his or her account, certain formulas described in the plan dictate the value of the account (which is dependant upon the length of time a participant has been employed, the circumstances surrounding the termination of employment, and the Company's performance). Following an initial public offering, each participant will generally be paid out five years thereafter.  In connection with the MW Acquisition, the plan was amended to adjust the vesting schedule for Phantom Incentive Units (as defined in the plan), revise the definition of Phantom Additional Units (as defined in the plan), and make other conforming changes to the Plan that address the treatment of phantom equity in the MW Acquisition.

Messrs. Meyer, Wayne, and Montgomery acquired 112,800, 38,835, and 45,000 Phantom Incentive Units (as defined in the plan) under the plan, respectively, and Messrs. Meyer, Morstad, and Montgomery acquired 44,472, 8,971, and 784 Phantom Additional Units (as defined in the plan) under the plan, respectively.  Each Phantom Incentive Unit acquired by these executives represents one share of Ply Gem Investment Holdings, Inc. common stock, and each Phantom Additional Unit acquired by these executives represents one share of Ply Gem Investment Holdings, Inc. common stock and 0.4591 shares of Ply Gem Investment Holdings, Inc. senior preferred stock.

  On July 28, 2005, the Company entered into an agreement with Mr. Meyer whereby 112,800 Phantom Incentive Units held by Mr. Meyer were terminated and Mr. Meyer was paid approximately $10.00 per unit for each of the 112,800 Phantom Incentive Units that were terminated.  In conjunction with the partial termination of Mr. Meyer's Phantom Incentive Units, Mr. Meyer purchased 112,800 shares of the Company's common stock at a price of $10.00 per share.

   Set forth in the table below are the number of shares of Ply Gem Investment Holdings, Inc. common and senior preferred stock that are represented by Phantom Incentive Units and Phantom Additional Units outstanding as of December 31, 2005.

Phantom Common Stock Unit Plan

				Estimated Future Payouts under Non-Stock
				Price-Based Plans
(a)		(b)	(c)	(d)	(e)	(f)
			Performance
		Number of	or Other
		Shares, Units	Period Until
		or Other	Maturation or	Threshold	Target	Maximum
Name		Rights (#)	Payout	(# of Shares)	(# of Shares)	(# of Shares)

Lee D. Meyer	Common Phantom	44,472	-	44,472	-	-
	Preferred Phantom	20,419	-	20,419	-	-

Lynn Morstad	Common Phantom	8,971	-	8,971	-	-
	Preferred Phantom	4,827	-	4,827	-	-

John Wayne	Common Phantom	38,835	-	38,835	-	-

Mark Montgomery	Common Phantom	45,784	-	45,784	-	-
	Preferred Phantom	421	-	421	-	-

Jeff Klein	Common Phantom	-	-	-	-	-

Ply Gem Investment Holdings Inc. Stock Option Plan

       In connection with the Ply Gem Acquisition, we adopted and obtained shareholder approval of the Ply Gem Investment Holdings Inc. 2004 Stock Option Plan, which provides for the grant of incentive and non-qualified stock options to our employees, directors, consultants and advisors.  Stock options may be granted under the plan in respect of up to 184,065 common shares of Ply Gem Investment Holdings Inc. Options awarded under the plan will vest in accordance with the terms of applicable option agreement.

Change of Control and Employee Retention Arrangements

  Each of Messrs. Wayne, Morstad, Montgomery and Klein and certain other members of our management team, participate in our Employee Retention Plan. This plan generally provides that, in the event of certain specified terminations of employment, the executive will continue to receive their current compensation, including performance based compensation, for a period of 12 months.

 Mr. Meyer participates in our Change in Control Severance Benefit Plan. This plan generally provides that if, during the 36 months following a Change in Control, the Company terminates Mr. Meyer's employment without "Cause" (as defined in the plan) or there is a "material adverse change" (as defined in the plan) in the terms of the participant's employment with us, the participant will be entitled to certain severance benefits. The Ply Gem Acquisition constituted a Change in Control under the plan. The plan provides for severance payments during the 24-month period following a termination described above at an annual rate equal to the sum of the participant's 2003 base salary and performance incentive bonus. In addition, Mr. Meyer becomes entitled to severance payments, he will also receive continuing medical and dental insurance coverage during the severance period, subject to his payment of any contributions required of active employees.

Pension Plan Information

       The Ply Gem Group Pension Plan, or our "Pension Plan," is a qualified defined benefit pension plan that was frozen as of December 31, 1998, and no further increases in benefits may occur as a result of increases in service or compensation. The benefit payable to a participant at normal retirement equals the accrued benefit as of December 31, 1998 and will be payable as a joint and 50% survivor annuity in the case of a married employee and as a single-life annuity in the case of an unmarried employee, although lump sum payment options are available at the participant's option. Our Pension Plan benefits generally commence upon a participant's attainment of age 65 and equal 15% of the participant's "average pay" (the highest total average pay, up to $100,000, during any five consecutive calendar years within the ten calendar years immediately prior to December 31, 1998) up to the social security integration level, plus 30% of average pay in excess of the social security integration level and reduced by one-twentieth for each year of benefit service less than 20 years. Early retirement benefits may commence upon a participant's attainment of age 55 and 10 years of credited service at a reduced rate. The annual pension benefits entitled to be paid to our named executive officers under our Pension Plans, beginning at age 65, are as follows: Mr. Meyer, $6,069.84 annually for life, Mr. Morstad, $8,069.88 annually for life, and Mr. Montgomery $1,735.20 annually for life.  No other named executive officer has the right to receive a pension benefit under our Pension Plan..

Item 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ply Gem Holdings is the sole holder of all 100 issued and outstanding shares of our common stock. Ply Gem Investment Holdings is the sole holder of all 100 issued and outstanding shares of common stock of Ply Gem Holdings.  Ply Gem Prime Holdings, Inc. is the sole holder of all 100 issued and outstanding shares of common stock of Ply Gem Investment Holdings.

The following table sets forth the number and percentage of the outstanding shares of common stock of Ply Gem Prime Holdings Inc. beneficially owned as of March 27, 2006 by:

•    each named executive officer;

•    each of our directors;

•    each person known to us to be the beneficial owner of more than 5% of the common stock of Ply Gem Prime Holdings; and

•    all of our executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed on the table below is c/o Ply Gem Industries, Inc., 185 Platte Clay Way, Kearney, Missouri 64060.

	Shares Beneficially
	Owned (1)
	Common
Named of Beneficial Owner	Shares (2)%

Caxton-Iseman (Ply Gem), L.P. (3)	2,874,445	89.9%
Frederick Iseman (3) (4)	2,874,445	89.9%
Robert A. Ferris (3)	-	*
Steven M. Lefkowitz (3)	-	*
Lee D. Meyer (5)	121,580	3.8%
John Wayne (6)	17,565	*
Shawn Poe (7)	28,710	*
Brian Sveinson	23,406	*
John D. Roach (8)	3,577	*
Lynn Morstad (9)	48,000	1.5%
Jeff Klein	46,567	1.5%
All Directors and Executive Officers as a Group	3,172,283	99.0%

* Less than 1%.

(1)    Determined in accordance with Rule 13d-3 under the Exchange Act.

(2)    Ply Gem Prime Holdings also has a series of non-voting senior preferred stock.

(3)    Address is c/o Caxton-Iseman Capital, Inc., 500 Park Avenue, New York, New York10022.

(4)    By virtue of his indirect control of Caxton-Iseman (Ply Gem) L.P., Mr. Iseman is deemed to beneficially own the 2,874,445 shares of common stock held by that entity.

(5)    In connection with the Ply Gem Acquisition, Mr. Meyer acquired phantom stock units representing 157,272 shares of common stock, and phantom stock units representing 20,419 shares of senior preferred stock. In addition, in connection with the MW Acquisition, Mr. Meyer acquired 4,724 shares of senior preferred stock.  In 2005, 112,800 of Mr. Meyer’s phantom stock units were terminated, and Mr. Meyer purchased 112,800 of the Company’s common stock.

(6)    In connection with the Ply Gem Acquisition, Mr. Wayne acquired phantom incentive stock units representing 38,835 shares of common stock.

(7)    In connection with the Ply Gem Acquisition, Mr. Poe acquired phantom incentive stock units representing 13,590 shares of common stock.

(8)    Address is c/o Stonegate International, 100 Crescent Court, Dallas, Texas 75201.

(9)    In connection with the MW Acquisition, Mr. Morstad acquired phantom incentive stock units representing 8,971 shares of common stock.

Item 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    Upon completion of the Ply Gem Acquisition, Ply Gem Industries entered into two advisory agreements with an affiliate of Caxton-Iseman Capital (the “Caxton-Iseman Party”), which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”.

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

         In connection with the MW Acquisition, pursuant to the General Advisory Agreement, in November 2004 Ply Gem Industries paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of the equity of MWM Holdings, Inc. ($6.4 million).  Under the ‘General Advisory Agreement” the Company paid a management fee of approximately $2.3 million for the year ended December 31, 2005 and approximately $1.7 million for the period from January 23, 2004 to December 31, 2004.
         In connection with the Alenco Acquisition, pursuant to the General Advisory Agreement, in March 2006 Ply Gem Industries paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of the equity of AWC Holding Company ($2.4 million).
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

                                    As a result of the Ply Gem Acquisition, Ply Gem Industries is no longer a division of Nortek, but is a stand-alone company.  Prior to the Ply Gem Acquisition, we had a fee arrangement with our former parent, Nortek, under which we reimbursed Nortek for certain parent company corporate charges and have accounted for those charges in accordance with SEC Staff Accounting Bulletin No. 55.  This fee arrangement was terminated in connection with the Ply Gem Acquisition.  In addition, prior to the Ply Gem Acquisition, we paid certain corporate expenses to Nortek based upon the specific identification method.

            In connection with the MW Acquisition, Ply Gem Investment Holdings, Inc. received an equity investment of approximately $0.5 million from The GeMROI Company an outside sales agency that represents, among other products and companies, MW Windows for which the Company pays GeMROI a sales commission for their services.  During 2005, the Company paid GeMROI approximately $2.5 million in sales commission for their services.

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

Item 14.           PRINCIPAL ACCOUNTANT FEES AND SERVICES

                                    The following table sets forth the aggregate fees billed to us by the independent registered public accounting firms,  KPMG LLP and Ernst & Young LLP, for services rendered during fiscal years 2005 and 2004 (in thousands):

	2005	2004
Audit Fees	$ 616	$ 1,618
Audit-Related Fees (1)	18	55
Tax Fees (2)	78	58
Total Fees	$ 712	$ 1,731

(1)  Consists primarily of fees paid for accounting and auditing consultation services, audits of the Company’s employee benefits plans and services related to Sarbanes-Oxley readiness.

(2)  Consists primarily of fees paid for tax compliance and preparation services and tax consultation relating to the acquisition of MWM Holdings.

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

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

            1.  Consolidated and Combined Financial Statements

                        The consolidated and combined financial statements and related notes, together with the reports of KPMG LLP and Ernst & Young LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

            2.  Schedule II Valuation and Qualifying Accounts – page 86

                        All other schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

            3.  Exhibits– The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number		Description
2.1
Stock Purchase Agreement, dated as of December 19, 2003, among Ply Gem Investment Holdings, Inc., (f/k/a CI Investment Holdings, Inc.), Nortek, Inc. and WDS LLC (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

2.2
Stock Purchase Agreement, dated as of July 23, 2004, among Ply Gem Industries, Inc., MWM Holding, Inc. and the stockholders listed on Schedule 1 thereto (incorporated by reference from Exhibit 2.2 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

2.3
Securities Purchase Agreement, dated as of February 6, 2006, among Ply Gem Industries, Inc., and all of the direct and indirect stockholders, warrant holders and stock option holders of AWC Holding Company and FNL Management Corp., an Ohio corporation, as their representative (incorporated by reference from Exhibit 2.1 on Form 8-K dated March 2, 2006 (File No. 333-114041)).

3.1		Certificate of Incorporation of Ply Gem Holdings, Inc. (incorporated by reference from Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).
3.2		Bylaws of Ply Gem Holdings, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).
4.1
Indenture, dated as of February 12, 2004, among Ply Gem Industries, Inc., the Guarantors thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

4.2
First Supplemental Indenture, dated as of August 27, 2004, among Ply Gem Industries, MWM Holding, Inc., MW Manufacturers Holding Corp., MVV Manufacturers, Inc., Lineal Technologies, Inc., Patriot Manufacturing, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

4.3
Second Supplemental Indenture, dated as of February 24, 2006, among Ply Gem Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K, dated March 2, 2006 (File No. 333-114041)).

10.1
Third Amended and Restated Credit Agreement, dated as of February 24, 2006, among Ply Gem Industries, as the U.S. borrower, CWD Windows and Doors, Inc., as the Canadian borrower, Ply Gem Holdings, Inc. and the other guarantors party thereto, as guarantors, the lenders party thereto, and UBS Securities LLC and Deutsche Bank Securities, Inc., as joint lead arrangers and bookrunners.

10.2
U.S. Security Agreement, dated February 12, 2004, among by Ply Gem Industries, Inc., as U.S. borrower and the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.3	*	Amended and Restated Ply Gem Prime Holdings Phantom Stock Plan, dated as of February 24, 2006.
10.4	*	Ply Gem Prime Holdings 2004 Stock Option Plan, dated as of February 24, 2006.
10.5	*	Form of Incentive Stock Option Agreement for Ply Gem Prime Holdings, Inc. 2004 Stock Option Plan.
10.6	*	Change in Control Severance Benefit Plan (incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).
10.7	*	Letter to Lee D. Meyer re Extension of Change of Control Severance Benefit Plan, dated February 12, 2004.
10.8
Debt Financing Advisory Agreement dated as of February 12, 2004, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.9
General Advisory Agreement dated as of February 12, 2004, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.10
Tax Sharing Agreement dated as of February 12, 2004, between Ply Gem Investment Holdings, Inc., Ply Gem Holdings Inc. and Ply Gem Industries, Inc. (incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.11
Stock Purchase Agreement, dated as of November 22, 2002, between Alcoa Building Products, Inc., Ply Gem Industries, Inc. and Nortek, Inc. (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.12
Waiver, dated as of March 10, 2005, to the Second Amended and Restated Credit Agreement, dated as of February 12, 2004, first amended and restated as of March 3, 2004 and further amended and restated as of August 27, 2004, among Ply Gem Industries, Inc., CWD Windows and Doors, Inc., Ply Gem Holdings, Inc. and the other guarantor party thereto, the lenders party thereto and UBS Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and bookrunners.  (Incorporated by reference from Exhibit 10.21 to the Company's Form 10-K dated March 31, 2005 (File No. 333-114041)).

10.13	*	Retention Agreement with John Wayne, dated as of December 1, 2005.
10.14	*	Retention Agreement with Lynn A. Morstad, dated as of February 1, 2006.
10.15	*	Retention Agreement with Mark S. Montgomery, dated as of February 1, 2006.
10.16	*	Retention Agreement with Jeff Klein, dated as of December 1, 2005.
10.17	*	Separation Agreement with David S. McCready, dated as of October 16, 2005.
10.18	*	Separation Agreement with Mark A. Watson, dated as of November 28, 2005.

31.1		Chief Executive Officer’s Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer’s Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002. * Management Agreement

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
December 31, 2005
(In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Addition Due to MW Acquisition	Uncollectible accounts written off, net of recoveries	Balance at End of Year
Year ended December 31, 2005
Allowance for doubtful accounts and sales allowances…………	$ (7,940)	$ (1,386)	$ (1)	$ -	$ 1,007	$ (8,320)

Year ended December 31, 2004
Allowance for doubtful accounts and sales allowances…………	$ (8,695)	$ (897)	$ (6)	$ (1,476)	$ 3,134	$ (7,940)

Year ended December 31, 2003
Allowance for doubtful accounts and sales allowances…………	$ (7,129)	$ (3,255)	$ (74)	$ -	$ 1,763	$ (8,695)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC (Registrant)

Date: March 27, 2006	By:	/s/ Lee D. Meyer
Name: Lee D. Meyer
Title: President and Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.
Signature	Title	Date

/s/ Lee D. Meyer	President, Chief Executive Officer and Director	March 27, 2006
Lee D. Meyer	(Principal Executive Officer)

/s/ Shawn K. Poe	Vice President, Chief Financial Officer, Treasurer	March 27, 2006
Shawn K. Poe	and Secretary (Principal Financial and Accounting
Officer)

	Chairman of the Board and Director	March 27, 2006
Frederick Iseman

/s/ Robert A. Ferris	Director	March 27, 2006
Robert A. Ferris

/s/ Steven M. Lefkowitz	Director	March 27, 2006
Steven M. Lefkowitz

	Director	March 27, 2006
John D. Roach