Form 10-Q
period 2006-05-11
PLY GEM HOLDINGS INC
filed 2006-05-11
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2006
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X ] *

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
                Large accelerated filer   [  ]   Accelerated filer  [  ]     Non-accelerated filer  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ]  No [X ]

As of May 11, 2006, there were 100 shares of common stock, $0.01 par value, outstanding.

* The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the indenture governing Ply Gem Industries, Inc.’s 9% senior subordinated notes due 2012.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED APRIL 1, 2006

CONTENTS

PART I – FINANCIAL INFORMATION

Item	1. Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations –
Three months ended April 1, 2006 and April 2, 2005 2

Condensed Consolidated Balance Sheets –
April 1, 2006 and December 31, 2005 3

Condensed Consolidated Statements of Cash Flows –
Three months ended April 1, 2006 and April 2, 2005 4

Notes to Condensed Consolidated Financial Statements 5

Item	2. Management’s Discussion and Analysis of Financial Condition
                             And Results of Operations                                                                                        23

Item	3. Quantitative and Qualitative Disclosures about Market Risk 32

Item	4. Controls and Procedures 32

PART II – OTHER INFORMATION

Item	6. Exhibits 33

Signatures	34

PART I - FINANCIAL INFORMATION

Item 1.     FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	April 1,	April 2,
	2006	2005
	(Amounts in thousands)

Net Sales	$216,311	$171,735
Costs and Expenses:
Cost of products sold	173,048	137,766
Selling, general and administrative expense	26,481	23,042
Amortization of intangible assets	2,553	2,440
Total Costs and Expenses	202,082	163,248
Operating earnings	14,229	8,487
Foreign currency loss	(71)	(304)
Interest expense	(15,326)	(14,602)
Investment income	156	79
Other expense	(2,056)	-
Loss before income taxes and
cumulative effect of accounting change	(3,068)	(6,340)
Provision for income taxes	(1,238)	(2,485)
Loss before cumulative effect
of accounting change	(1,830)	(3,855)
Cumulative effect of accounting change,
net of income tax benefit of $57	(86)	-
Net loss	$(1,916)	$(3,855)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	April 1,	December 31,
	2006	2005
	(Amounts in thousands, except
	share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$17,918	$22,173
Accounts receivable, less allowances of $8,610 and $8,320, respectively	101,513	70,357
Inventories:
Raw materials	40,475	31,415
Work in process	7,128	5,080
Finished goods	23,154	18,723
Total inventory	70,757	55,218
Prepaid expenses and other current assets	15,106	9,427
Deferred income taxes	14,951	13,330
Total current assets	220,245	170,505
Property and Equipment, at cost:
Land	2,130	2,020
Buildings and improvements	17,208	15,568
Machinery and equipment	133,734	119,225
Total property and equipment	153,072	136,813
Less accumulated depreciation	(35,449)	(27,085)
Total property and equipment, net	117,623	109,728
Other Assets:
Goodwill	678,325	578,992
Intangible assets, less accumulated amortization of $18,059 and $15,506,
respectively	168,051	152,894
Other	37,836	37,879
Total other assets	884,212	769,765
	$1,222,080	$1,049,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$4,000	$1,692
Accounts payable	64,905	42,342
Accrued expenses and taxes	62,847	64,019
Total current liabilities	131,752	108,053
Deferred income taxes	64,575	58,184
Other long term liabilities	35,280	32,471
Long-term debt, less current maturities	769,458	635,776
Stockholders' Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	183,221	175,461
Retained earnings	35,991	37,907
Accumulated other comprehensive income	1,803	2,146
Total Stockholders' Equity	221,015	215,514
	$1,222,080	$1,049,998

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the three months ended
	April 1,	April 2,
	2006	2005
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(1,916)	$(3,855)
Adjustments to reconcile net loss to
cash provided by operating activities:
Depreciation and amortization expense	7,000	6,618
Fair value premium on purchased inventory	304	-
Non-cash interest expense, net	1,307	1,188
Loss on foreign currency transactions	71	304
Gain on sale of asset	(22)	-
Other non-cash items	1,094	-
Deferred income taxes	(1,794)	10
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	(20,949)	(6,548)
Inventories	(8,557)	(8,837)
Prepaid expenses and other current assets	(750)	(2,147)
Accounts payable	16,427	13,113
Accrued expenses and taxes	(7,179)	(20,369)
Other	(192)	164
Net cash used in operating activities	(15,156)	(20,359)
Cash flows from investing activities:
Capital expenditures	(3,970)	(2,526)
Proceeds from sale of building	497	-
Acquisition of business, net of cash acquired	(121,088)	-
Other	-	-
Net cash used in investing activities	(124,561)	(2,526)
Cash flows from financing activities:
Proceeds from long-term debt	122,808	-
Proceeds from revolving credit facility	15,000	35,500
Payments on revolving credit facility	(1,808)	(909)
Debt issuance costs	(2,249)	-
Equity contribution, net	1,725	-
Net cash provided by financing activities	135,476	34,591
Impact of exchange rate movements on cash	(14)	(19)
Net increase (decrease) in cash and
cash equivalents	(4,255)	11,687
Cash and cash equivalents at the
beginning of the period	22,173	6,794
Cash and cash equivalents at the
end of the period	$17,918	$18,481

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.      Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. (referred to herein as “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2006.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2005 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2006 through April 1, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements of Ply Gem Holdings, Inc. at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore the financial results of certain fiscal quarters will not be exactly comparable to the prior and subsequent fiscal quarters.

On February 24, 2006, Ply Gem completed the purchase of AWC Holding Company (“AWC”, and together with its subsidiaries, “Alenco”) (the “Alenco Acquisition”) in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock option holders of AWC and FNL Management Corp., an Ohio corporation, as their representative (the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco (the “Rollover Shares”) that were contributed separately to Ply Gem Prime Holdings, Inc., the new parent company of Ply Gem Investment Holdings, Inc., in exchange for shares of capital stock of Ply Gem Prime Holdings, Inc.).  Immediately following the completion of the Alenco Acquisition, AWC became a wholly owned subsidiary of Ply Gem.

On February 24, 2006 in connection with the Alenco Acquisition, a new holding company, Ply Gem Prime Holdings, Inc., was formed pursuant to a merger involving Ply Gem Investment Holdings, Inc.  As a result, Ply Gem Prime Holdings, Inc. became the sole shareholder of Ply Gem Investment Holdings, Inc., each outstanding share of capital stock of Ply Gem Investment Holdings, Inc. was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime Holdings, Inc. and Ply Gem Prime Holdings, Inc. assumed Ply Gem Investment Holdings, Inc.’s obligations under the Ply Gem Investment Holdings 2004 Stock Option Plan and the Ply Gem Investment Holdings Phantom Stock Plan.  In connection therewith, each outstanding stock option and phantom unit of Ply Gem Investment Holdings, Inc. was converted on a 1:1 basis into a stock option and phantom unit of Ply Gem Prime Holdings, Inc.

The accompanying financial statements include the consolidated results of operations for the Company for the three month periods ended April 1, 2006 and April 2, 2005, and consolidated financial position for the Company as of April 1, 2006 and December 31, 2005.  The accompanying financial statements include the results of operations of Alenco for the period after the acquisition date of February 24, 2006.

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

Principles of Consolidation and Combination

The consolidated financial statements include the accounts of Ply Gem Holdings, Inc. and its subsidiaries, all of which are wholly owned.  All intercompany accounts and transactions have been eliminated.

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

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. At April 1, 2006 and December 31, 2005, approximately $11.8 million and $9.8 million of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”).  Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $2.8 million higher at April 1, 2006 and at December 31, 2005.  All other inventories were valued under the FIFO method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Related Party Transactions
The  Company has entered into two advisory agreements with an affiliate of Caxton-Iseman Capital or related parties, or the “Caxton-Iseman Party”, which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”.  Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.4 million and $0.3 million for the three month periods ended April 1, 2006 and April 2, 2005, respectively.  All of the payments made under the General Advisory Agreement have been expensed as incurred.
In connection with the Alenco Acquisition, pursuant to the General Advisory Agreement, in March 2006 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of AWC Holding Company ($2.4 million).

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

For the three month periods ending April 1, 2006 and April 2, 2005, the Company recorded a loss from foreign currency transactions of approximately $0.1 million and $0.3 million, respectively.  As of April 1, 2006, and December 31, 2005 accumulated other comprehensive income included a currency translation adjustment of approximately $3.3 million and $3.6 million, respectively.
Concentration of Credit Risk
The accounts receivable balance related to one customer of our siding, fencing, railing and decking segment was approximately $20.1 million and $6.3 million at April 1, 2006 and December 31, 2005, respectively.  This customer accounted for approximately 21.5% of net sales for the three month period ended April 1, 2006 and approximately 18.9% of net sales for the year ended December 31, 2005.

Fair Value of Financial Instruments
The carrying value of the Company’s senior subordinated notes at April 1, 2006 and December 31, 2005 was approximately $360.3. The fair value of the Company’s senior subordinated notes at April 1, 2006 and December 31, 2005 was estimated to be approximately $334.8 million and $319.5 million, respectively, based on available market information. The carrying value of the Company’s other financial instruments approximates their fair value.

2.      PURCHASE ACCOUNTING

On February 24, 2006, Ply Gem completed the Alenco Acquisition. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Alenco based upon fair values as of the date of the purchase.  Alenco is a leading regional manufacturer of aluminum and vinyl windows and doors to the new home construction market in the fast-growing Southern regions of the United States.  The addition of Alenco will expand the Company’s geographical reach into the southern regions and completes our window products offering with aluminum.

The purchase price was preliminarily allocated to the assets and liabilities based on their estimated fair values.

(in thousands)
Other current assets, net of cash	$16,607
Inventories	7,312
Property, plant and equipment	8,901
Customer relationships	17,710
Goodwill	99,508
Other assets	198
Current liabilities	(11,875)
Other liabilities	(11,238)
Purchase price, net of cash acquired	$127,123

We have estimated the fair value of our assets and liabilities and the lives of those assets being amortized or depreciated, as of the Alenco Acquisition date, utilizing information available at the time our consolidated financial statements were prepared.  The company has hired a third-party valuation specialist to establish the fair value of Alenco’s property, plant and equipment and the fair value of the identifiable intangible assets.  At the date of this filing, the valuation was not yet complete.  As a result of the final valuations, values assigned to property, plant and equipment, identifiable intangible assets, and goodwill could change. Management is also assessing certain liabilities assumed in the transaction and tax-related assets and liabilities.

Expenses of approximately $2.1 million were recognized as ‘other expense’ during the first quarter of 2006 for third-party charges associated with business combination financing costs.

Unaudited pro forma results of operations for the three month periods ended April 1, 2006 and April 2, 2005, as if the purchase had occurred at the beginning of the periods is as follows:

	Three months Ended April 1, 2006	Three months Ended April 2, 2005
	(Amounts in thousands)

Net sales	$237,574	$201,767
Net loss	(961)	(3,024)

3.      INTANGIBLE ASSETS AND GOODWILL

The table that follows presents the components of intangible assets as of April 1, 2006 and December 31, 2005:

	Average Amortization Period (in Years)	Cost	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
As of April 1, 2006:
Patents	13	$12,000	$(1,964)	$10,036
Trademarks/Tradenames	15	25,900	(3,734)	22,166
Customer relationships	14	115,710	(12,361)	103,349
Total intangible assets		$153,610	$(18,059)	$135,551

Intangible with indefinite lives:
Trademarks		$32,500	$--	$32,500

As of December 31, 2005:
Patents	13	$12,000	$(1,738)	$10,262
Trademarks/Tradenames	15	25,900	(3,301)	22,599
Customer relationships	14	98,000	(10,467)	87,533
Total intangible assets		$135,900	$(15,506)	$120,394

Intangible with indefinite lives:
Trademarks		$32,500	$--	$32,500

Amortization expense for the three month periods ended April 1, 2006 and April 2, 2005  was approximately $2.6 million and $2.4 million, respectively.  Amortization expense for the remainder of 2006, and for the five succeeding fiscal years is estimated to be approximately $8.6 million, $11.1 million, $11.1 million, $11.1 million, $11.1 million, and $10.9 million, respectively.  These estimates are subject to refinement as the purchase price allocation for the Alenco Acquisition is completed which could impact the value of, and/or  amortization period of, intangible assets.

Goodwill increased by approximately $99.5 million for the Alenco Acquisition, offset by a decrease of approximately $0.2 million due to currency translation changes.

4.      COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

	Three Months Ended
	April 1, 2006	April 2, 2005
	(Amounts in thousands)

Net loss	$(1,916)	$(3,855)
Foreign currency translation adjustment	(343)	(150)

Comprehensive loss	$(2,259)	$(4,005)

5.      LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at April 1, 2006 and December 31, 2005 consists of the following:

	April 1, 2006	December 31, 2005
	(Amounts in thousands)

Senior term loan facility	$400,000	$277,192
Senior revolving credit facility	13,192	-
Senior subordinated notes	360,266	360,276
	773,458	637,468
Less current maturities	4,000	1,692
	$769,458	$635,776

The Company’s senior credit facility with a syndicate of financial institutions and institutional lenders provides for senior secured financing of up to $470.0 million, consisting of $400.0 million of term loan facilities maturing in August 2011 and a $70.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The term loan facility is drawn in full in and has two tranches, consisting of: 1) a $375.0 million tranche under which Ply Gem Industries, Inc. is the borrower, and 2) a $25.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower.
During the first quarter of 2006 the Company borrowed $15.0 million under the revolving credit facility and repaid approximately $1.8 million.  As of April 1, 2006, the Company had $54.4 million of availability under our revolving credit facility.
The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement.  Our rates at April 1, 2006 ranged from 7.2% to 7.3%.
Our senior credit facilities require scheduled quarterly principal payments on the term loan facilities of approximately $1.0 million each quarter through March 2011 and a payment of $380.0 million on the maturity date, allocated pro rata between the two tranches.
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
Ply Gem Industries, Inc. has issued $360.0 million aggregate principal amount of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc.

Ply Gem Holdings, Inc. is a holding company and has no operations.  Under the terms of the indenture governing the senior subordinated notes, there are restrictions on the ability of Ply Gem Industries, Inc. to dividend or distribute cash or property to Ply Gem Holdings, Inc.

The table that follows is a summary of maturities of all of the Company’s long-term debt obligations due in each twelve month period after April 1, 2006:  (Amounts in thousands)

2006	$4,000
2007	4,000
2008	17,192
2009	4,000
2010	4,000
Thereafter	740,266
$773,458

At April 1, 2006, approximately $2.4 million of letters of credit have been issued under our senior credit facility.  Further, approximately $3.2 million of letters of credit were issued apart from the senior credit facility to secure certain environmental obligations.

6.      PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).
The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the three months ended April 1, 2006	For the three months ended April 2, 2005
	(Amounts in thousands)

Service cost	$82	$84
Interest cost	469	480
Expected return on plan assets	(458)	(413)

Net periodic expense	$93	$151

7.      COMMITMENTS AND CONTINGENCIES

Nortek, the former parent of Ply Gem Industries, Inc., has agreed to indemnify the Company for certain liabilities.  In the event Nortek is unable to satisfy amounts due under these indemnifications then the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $9.0 million as of April 1, 2006.

The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries.  As of April 1, 2006 and December 31, 2005, the Company has recorded liabilities included in Accrued expenses and Other long term liabilities in relation to these indemnifications of approximately $9.0 million and $9.1 million, respectively, consisting of the following:

	(Amounts in thousands)
	April 1, 2006	December 31, 2005
Product claim liabilities	$3,797	$3,801
Long-term lease liabilities	212	231
Multiemployer pension plan withdrawal liability	3,986	4,028
Other	1,051	1,054
	$9,046	$9,114

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale, which is recorded in Accrued expenses and Other long term liabilities.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of April 1, 2006, warranty liabilities of approximately $4.9 million have been recorded in current liabilities and approximately $7.5 million have been recorded in long term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the three months ended April 1, 2006	For the three months ended April 2, 2005
	(Amounts in thousands)
Balance, beginning of period	$10,790	$11,095
Warranty expense provided during period	544	552
Settlements made during period	(402)	(704)
Liability assumed with Alenco Acquisition	1,461	-
Balance, end of period	$12,393	$10,943

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

8.      ACCRUED EXPENSES, TAXES,  AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at April 1, 2006 and December 31, 2005:
	April 1, 2006	December 31, 2005
	(Amounts in thousands)

Insurance	$6,179	$4,660
Employee compensation and benefits	12,553	11,727
Sales and marketing	11,857	16,061
Product warranty	4,881	4,331
Short-term product claim liability	2,321	2,321
Interest	7,205	16,576
Other, net	17,851	8,343
	$62,847	$64,019

Other long-term liabilities consist of the following at April 1, 2006 and December 31, 2005:
	April 1, 2006	December 31, 2005
	(Amounts in thousands)

Insurance	$3,448	$1,731
Pension liabilities	14,537	14,974
Product warranty	7,502	6,459
Long-term product claim liability	1,476	1,480
Contingent tax liability	6,646	6,646
Other	1,671	1,181
	$35,280	$32,471

9.   STOCK-BASED COMPENSATION

Stock Option Plan

On February 12, 2004, Ply Gem Investment Holdings, Inc.’s Board of Directors adopted the Ply Gem Investment Holdings, Inc. 2004 Stock Option Plan (the “Plan”) allowing for grants of options to purchase up to 148,050 shares of Ply Gem Investment Holdings, Inc.’s common stock under nonqualified stock options or incentive stock options and on November 30, 2004, increased the grants allowed under the plan up to 184,065 shares. On February 24, 2006 in connection with the Alenco Acquisition, a new holding company, Ply Gem Prime Holdings, Inc., was formed pursuant to a merger involving Ply Gem Investment Holdings, Inc.  As a result, Ply Gem Prime Holdings, Inc. became the sole shareholder of Ply Gem Investment Holdings, Inc., each outstanding share of capital stock of Ply Gem Investment Holdings, Inc. was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime Holdings, Inc. and Ply Gem Prime Holdings, Inc. assumed Ply Gem Investment Holdings, Inc.’s obligations under the Ply Gem Investment Holdings 2004 Stock Option Plan and the Ply Gem Investment Holdings Phantom Stock Plan.  In connection therewith, each outstanding stock option and phantom unit of Ply Gem Investment Holdings, Inc. was converted on a 1:1 basis into a stock option and phantom unit of Ply Gem Prime Holdings, Inc.   Employees, directors and consultants of Ply Gem Prime Holdings, Inc. or any of its majority-owned subsidiaries are eligible for options, as specified in the Plan.  Ply Gem Prime Holdings, Inc.’s Board of Directors may, among other things, select recipients of options grants, determine whether options will be nonqualified or incentive stock options, set the number of shares that may be purchased pursuant to option exercise, and determine other terms and conditions of options. The exercise price of an option must be at least the estimated fair market value of a share of common stock as of the grant date.  Options generally vest over five years from the date of grant, unless specified otherwise in any individual option agreement.  Generally, options will expire on the tenth anniversary of the grant date or in connection with termination of employment.  The Board of Directors has the discretion to accelerate the vesting and exercisability of outstanding options.

Effective January 1, 2006 the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.”   The Company has elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods have not been restated to reflect the impact of SFAS No. 123(R).  In accordance with SFAS No. 123(R), the Company considers these options to be liability-classified awards based on the fact that the employee has the ability to put shares back to the company in certain circumstances, thus avoiding exposure to the risk and rewards of ownership for a reasonable period of time.

As a result of adopting SFAS No. 123(R), Loss before income taxes and cumulative effect of accounting change was increased by approximately $0.01 million and  a cumulative effect of accounting change for approximately $0.09 million (net of a tax benefit of approximately $0.6 million) was recognized.  The implementation of SFAS No. 123(R) did not have any impact on Cash flows during the first quarter of 2006.

The fair value of each option is estimated on the date of grant and updated each reporting period using the Black-Scholes option pricing method.  The assumptions used in the model are outlined in the following table:

	As of April 1, 2006	As of January 1, 2006
Weighted average fair value	$2.81	$3.47
Weighted average assumptions used:
Expected volatility	30%	30%
Expected term (in years)	5	5
Risk-free interest rate	4.73%	4.35%
Expected dividend yield	0%	0%

Due to the fact that Ply Gem Prime Holding Inc.’s shares are not publicly traded, a third-party valuation specialist was retained to assist in the determination of the fair value of the shares, which was determined to be $10.00 per share and $9.00 per share at December 31, 2005 and April 1, 2006, respectively.  The Company estimated its expected volatility through the review of several market indicators, including peer companies.

Before adopting FASB 123(R), the Company accounted for employee options in accordance with APB 25.  No stock-based employee compensation cost was reflected in the Statement of Operations, as all options granted under the plan had an exercise price at least equal to the fair value of the underlying common stock on the date of grant.  For the three month period ended April 2, 2005, the Company presented pro forma net loss of approximately $3.9 million, as if the Company had applied the fair value recognition provisions of SFAS No. 123.

A summary of changes in stock options outstanding during the quarter ended April 1, 2006 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2006	134,594	$10.00	8.47
Granted	5,000	$10.00	-
Forfeited or expired	(5,900)	$10.00	-
Balance at April 1, 2006	133,694	$10.00	8.27

As of April 1, 2006, no options have vested.  At April 1, 2006, the Company had approximately $0.2 million of total unrecognized compensation expense that will be recognized over the weighted average period of 3.27 years.  Due to the fact that the options are liability-classified awards, the unrecognized compensation expense will  vary each quarter as the value of the options change.

Other Share-Based compensation

Upon completion of the acquisition of Ply Gem Industries, Inc. (the “Ply Gem Acquisition”) and MWM Holding, Inc. (the “MW Acquisition”), certain members of management contributed their investments in predecessor companies in exchange for Ply Gem Prime Holdings, Inc.’s phantom common stock units.  The phantom stock units are governed by the Ply Gem Prime Holdings, Inc. Phantom Stock Plan (the “Plan”) with each participant’s interest in the plan being recorded in a bookkeeping account, and these accounts are deemed invested in Ply Gem Prime Holdings, Inc.’s stock.  No stock was initially issued under the Plan, but upon liquidation and payment of a participant’s account under the Plan, the value of the account generally may be paid to the participant either in shares of Ply Gem Prime Holdings, Inc.’s stock having a fair value equal to the account balance or in cash, at the discretion of Ply Gem Prime Holdings, Inc.  Certain terms of the Plan are governed by Ply Gem Prime Holdings, Inc.’s Stockholders’ Agreement which gives the participant put rights in certain circumstances which allow the participant to put the stock back to the Company at a price that is determined using predefined formulas contained within the Stockholders’ Agreement and the Plan.  The Stockholders’ Agreement and the Plan contain two separate put right price formulas that are used to determine the participants account balance.  The determination of which put right price formula will be applicable to each of the participants phantom common stock award is based upon reaching certain vesting requirements which are defined in the Stockholders’ Agreement.  The phantom common awards generally vest in the second put right price formula at a rate of 20% per year of service, but may vest earlier if certain events occur.  As such, the Company has accounted for these awards of phantom common shares under the modified transition method of SFAS No. 123(R) as liability-classified awards.

At December 31, 2005 and April 1, 2006 these awards are not recorded as a liability on the balance sheet, due to the fact that the repurchase price under the put right formula is less than $0.

A summary of changes in phantom common stock units outstanding during the quarter ended April 1, 2006 is presented below:

Phantom Common Stock Units
Balance at January 1, 2006	179,915
Granted	-
Repurchased	(13,590)
Balance at April 1, 2006	166,325

Upon completion of the Ply Gem, MW and Alenco Acquisitions, certain members of management made a cash contribution to Ply Gem Prime Holdings, Inc. in exchange for shares of Ply Gem Prime Holdings, Inc.’s common stock.  Management’s shares of common stock are governed by the Ply Gem Prime Holdings, Inc. Stockholders’ Agreement which gives the management participants put rights in certain circumstances which allow the participants to put the stock back to the Company at a price that is determined using defined formulas contained within the Stockholders’ Agreement.  The Stockholders’ Agreement contains two separate put right price formulas that are used to determine the participant’s account balance.  The determination of which put right price formula will be applicable to each of the participants common stock shares is based upon reaching certain vesting requirements which are defined in the Stockholders’ Agreement.  The common shares generally vest in the second put right price formula at a rate of 20% per year of service, but may vest earlier if certain events occur.  As such, the Company has accounted for these awards of common shares under the modified transition method of SFAS No. 123(R) as liability-classified awards.

At December 31, 2005 and April 1, 2006 these awards are not recorded as a liability on the balance sheet, due to the fact that the repurchase price under the put right formula is less than $0.

Common Stock Shares
Balance at January 1, 2006	426,904
Shares issued	219,450
Shares repurchased	(28,710)
Balance at April 1, 2006	617,644

10.  SEGMENT INFORMATION

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

Following is a summary of the Company’s segment information.

	For the three months ended
	April 1, 2006	April 2, 2005
Net sales
Siding, Fencing, Railing and Decking	$100,554	$78,848
Windows and Doors	115,757	92,887
	$216,311	$171,735

Operating earnings (loss)
Siding, Fencing, Railing and Decking	$9,391	$3,487
Windows and Doors	6,223	5,828
Unallocated	(1,385)	(828)
	$14,229	$8,487

	As of	As of
	April 1, 2006	December 31, 2005
Total assets
Siding, Fencing, Railing and Decking	$486,187	$468,679
Windows and Doors	686,861	534,828
Unallocated	49,032	46,491
	$1,222,080	$1,049,998

11.  SUBSEQUENT EVENT

On April 24, 2006, the Company announced that it would close its Sarver, Pennsylvania facility within 60 days.  The Company expects that the plant closure will reduce costs and increase operating efficiency by increasing capacity utilization, as most of the production will be absorbed by other locations.  The closure costs will not be known until the Company has finalized the details of its closure plan.  The Sarver facility primarily produced new construction windows.

12.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The senior subordinated notes due in 2012 are secured by full and unconditional guarantees on a joint and several basis from certain of the Company’s 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of April 1, 2006 and for the three month periods ended April 1, 2006 and April 2, 2005.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended April 1, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$202,700	$13,611	$-	$216,311
Costs and Expenses:
Cost of products sold	-	-	163,362	9,686	-	173,048
Selling, general and
administrative expense	-	1,393	22,258	2,830	-	26,481
Intercompany administrative
charges	-	(2,024)	2,024	-	-	-
Amortization of intangible assets	-	-	2,553	-	-	2,553
Total Costs and Expenses	-	(631)	190,197	12,516	-	202,082
Operating earnings	-	631	12,503	1,095	-	14,229
Foreign currency loss	-	-	-	(71)	-	(71)
Intercompany interest	-	14,266	(14,056)	(210)	-	-
Interest expense	-	(14,931)	42	(437)	-	(15,326)
Investment income	-	76	59	21	-	156
Other expense	-	(2,056)	-	-	-	(2,056)
Income (loss) before equity in
subsidiaries' income	-	(2,014)	(1,452)	398	-	(3,068)
Equity in subsidiaries' income	(1,916)	(622)	-	-	2,538	-

Income (loss) before income taxes
and cumulative effect of accounting change	(1,916)	(2,636)	(1,452)	398	2,538	(3,068)
Provision (benefit) for income taxes	-	(806)	(297)	(135)	-	(1,238)
Income (loss) before cumulative
effect of accounting change	(1,916)	(1,830)	(1,155)	533	2,538	(1,830)
Cumulative effect of accounting change	-	(86)	-	-	-	(86)
Net income (loss)	$(1,916)	$(1,916)	$(1,155)	$533	$2,538	$(1,916)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended April 2, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$161,136	$10,599	$-	$171,735
Costs and Expenses:
Cost of products sold	-	-	130,050	7,716	-	137,766
Selling, general and
administrative expense	-	1,294	19,393	2,355	-	23,042
Intercompany administrative
charges	-	(6,448)	6,448	-	-	-
Amortization of intangible assets	-	-	2,440	-	-	2,440
Total Costs and Expenses	-	(5,154)	158,331	10,071	-	163,248
Operating earnings	-	5,154	2,805	528	-	8,487
Foreign currency loss	-	-	-	(304)	-	(304)
Interest expense	-	(13,181)	(859)	(562)	-	(14,602)
Investment income	-	25	51	3	-	79
Income (loss) before equity in
subsidiaries' income	-	(8,002)	1,997	(335)	-	(6,340)
Equity in subsidiaries' income	(3,855)	946	-	-	2,909	-

Income (loss) before provision (benefit)
for income taxes	(3,855)	(7,056)	1,997	(335)	2,909	(6,340)
Provision (benefit) for income taxes	-	(3,201)	840	(124)	-	(2,485)
Net income (loss)	$(3,855)	$(3,855)	$1,157	$(211)	$2,909	$(3,855)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of April 1, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$8,754	$5,190	$3,974	$-	$17,918
Accounts receivable, net	-	-	95,024	6,489	-	101,513
Inventories:
Raw materials	-	-	37,099	3,376	-	40,475
Work in process	-	-	6,056	1,072	-	7,128
Finished goods	-	-	21,025	2,129	-	23,154
Total inventory	-	-	64,180	6,577	-	70,757
Prepaid expenses and other
current assets	-	3,219	11,458	429	-	15,106
Deferred income taxes	-	-	14,951	-	-	14,951
Total current assets	-	11,973	190,803	17,469	-	220,245
Investments in subsidiaries	221,015	177,638	-	-	(398,653)	-
Property and Equipment, at cost:
Land	-	-	1,980	150	-	2,130
Buildings and improvements	-	106	16,457	645	-	17,208
Machinery and equipment	-	49	130,397	3,288	-	133,734
-		155	148,834	4,083	-	153,072
Less accumulated depreciation	-	(54)	(34,415)	(980)	-	(35,449)
Total property and equipment,
net	-	101	114,419	3,103	-	117,623
Other Assets:
Goodwill	-	-	638,073	40,252	-	678,325
Intangible assets, net	-	-	168,051	-	-	168,051
Intercompany note receivable	-	771,345	-	-	(771,345)	-
Other	-	37,543	293	-	-	37,836
Total other assets	-	808,888	806,417	40,252	(771,345)	884,212
	$221,015	$998,600	$1,111,639	$60,824	$(1,169,998)	$1,222,080

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$3,750	$-	$250	$-	$4,000
Accounts payable	-	490	60,803	3,612	-	64,905
Accrued expenses and taxes	-	15,901	46,094	852	-	62,847
Total current liabilities	-	20,141	106,897	4,714	-	131,752
Deferred income taxes	-	-	62,469	2,106	-	64,575
Intercompany note payable	-	-	761,999	9,346	(771,345)	-
Other long term liabilities	-	12,737	21,595	948	-	35,280
Long-term debt, less current
maturities	-	744,707	-	24,751	-	769,458
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	183,221	183,221	117,252	6,047	(306,520)	183,221
Retained earnings	35,991	35,991	42,884	9,653	(88,528)	35,991
Accumulated other
comprehensive income (loss)	1,803	1,803	(1,457)	3,259	(3,605)	1,803
	$221,015	$998,600	$1,111,639	$60,824	$(1,169,998)	$1,222,080

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$9,501	$9,130	$3,542	$-	$22,173
Accounts receivable, net	-	-	63,714	6,643	-	70,357
Inventories:
Raw materials	-	-	27,821	3,594	-	31,415
Work in process	-	-	4,249	831	-	5,080
Finished goods	-	-	16,891	1,832	-	18,723
Total inventory	-	-	48,961	6,257	-	55,218
Prepaid expenses and other
current assets	-	1,372	7,699	356	-	9,427
Deferred income taxes	-	-	13,330	-	-	13,330
Total current assets	-	10,873	142,834	16,798	-	170,505
Investments in subsidiaries	215,514	164,946	-	-	(380,460)	-
Property and Equipment, at cost:
Land	-	-	1,870	150	-	2,020
Buildings and improvements	-	106	14,815	647	-	15,568
Machinery and equipment	-	49	115,932	3,244	-	119,225
-		155	132,617	4,041	-	136,813
Less accumulated depreciation	-	(44)	(26,192)	(849)	-	(27,085)
Total property and equipment,
net	-	111	106,425	3,192	-	109,728
Other Assets:
Goodwill	-	-	538,588	40,404	-	578,992
Intangible assets, net	-	-	152,894	-	-	152,894
Intercompany note receivable	-	650,346	-	-	(650,346)	-
Other	-	37,774	105	-	-	37,879
Total other assets	-	688,120	691,587	40,404	(650,346)	769,765
	$215,514	$864,050	$940,846	$60,394	$(1,030,806)	$1,049,998

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$1,443	$-	$249	$-	$1,692
Accounts payable	-	149	38,825	3,368	-	42,342
Accrued expenses and taxes	-	21,477	39,667	2,875	-	64,019
Total current liabilities	-	23,069	78,492	6,492	-	108,053
Deferred income taxes	-	-	56,947	1,237	-	58,184
Intercompany note payable	-	-	641,000	9,346	(650,346)	-
Other long term liabilities	-	12,855	18,664	952	-	32,471
Long-term debt, less current
maturities	-	611,512	-	24,264	-	635,776
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	175,461	175,461	103,161	5,637	(284,259)	175,461
Intercompany dividends	-	1,100	-	(1,100)	-	-
Retained earnings	37,907	37,907	44,039	9,964	(91,910)	37,907
Accumulated other
comprehensive income (loss)	2,146	2,146	(1,457)	3,602	(4,291)	2,146
	$215,514	$864,050	$940,846	$60,394	$(1,030,806)	$1,049,998

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 1, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$(1,916)	$(1,916)	$(1,155)	$533	$2,538	$(1,916)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	10	6,853	137	-	7,000
Write-off of inventory	-	-	304	-	-	304
Non-cash interest expense, net	-	1,307	-	-	-	1,307
Loss on foreign currency transactions	-	-	-	71	-	71
Gain on sale of asset	-	-	(22)	-	-	(22)
Other non-cash items	-	1,094	-	-	-	1,094
Deferred income taxes	-	-	(2,667)	873	-	(1,794)
Equity in subsidiaries' net income	1,916	622	-	-	(2,538)	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	-	(21,073)	124	-	(20,949)
Inventories	-	-	(8,211)	(346)	-	(8,557)
Prepaid expenses and other
current assets	-	(2,255)	1,582	(77)	-	(750)
Accounts payable	-	341	15,823	263	-	16,427
Accrued expenses and taxes	-	(5,694)	(109)	(1,376)	-	(7,179)
Other	-	-	(6)	(186)	-	(192)
Net cash provided by (used in)
operating activities	-	(6,491)	(8,681)	16	-	(15,156)
Cash flows used in investing
activities:
Capital expenditures	-	-	(3,912)	(58)	-	(3,970)
Proceeds from sale of building	-	-	497	-	-	497
Acquisitions, net of cash acquired	-	(121,088)	-	-	-	(121,088)
Net cash used in investing
activities	-	(121,088)	(3,415)	(58)	-	(124,561)
Cash flows provided by
financing activities:
Proceeds from long-term debt	-	122,320	-	488	-	122,808
Proceeds from revolving credit facility	-	15,000	-	-	-	15,000
Proceeds from intercompany
investment	-	(8,156)	8,156	-	-	-
Payments on revolving credit facility	-	(1,808)	-	-	-	(1,808)
Debt issuance costs	-	(2,249)	-	-	-	(2,249)
Equity contribution, net	-	1,725	-	-	-	1,725
Net cash provided by
financing activities	-	126,832	8,156	488	-	135,476
Impact of exchange rate movement
on cash	-	-	-	(14)	-	(14)
Net increase (decrease) in cash
and cash equivalents	-	(747)	(3,940)	432	-	(4,255)
Cash and cash equivalents at the
beginning of the period	-	9,501	9,130	3,542	-	22,173
Cash and cash equivalents at the end
of the period	$-	$8,754	$5,190	$3,974	$-	$17,918

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 2, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$(3,855)	$(3,855)	$3,892	$255	$(292)	$(3,855)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	5	6,503	110	-	6,618
Non-cash interest expense, net	-	1,188	-	-	-	1,188
Loss on foreign currency transactions	-	-	-	304	-	304
Deferred income taxes	-	-	49	(39)	-	10
Equity in subsidiaries' net income	3,855	(4,147)	-	-	292	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	-	(6,281)	(267)	-	(6,548)
Inventories	-	-	(8,609)	(228)	-	(8,837)
Prepaid expenses and other
current assets	-	(2,767)	795	(175)	-	(2,147)
Accounts payable	-	-	12,400	713	-	13,113
Accrued expenses and taxes	-	(8,048)	(8,944)	(3,377)	-	(20,369)
Other	-	(8,038)	7,937	265	-	164
Net cash provided by (used in)
operating activities	-	(25,662)	7,742	(2,439)	-	(20,359)
Cash flows used in investing
activities:
Capital expenditures	-	(6)	(2,475)	(45)	-	(2,526)
Net cash provided by (used in)
investing activities	-	(6)	(2,475)	(45)	-	(2,526)
Cash flows provided by (used in)
financing activities:
Proceeds from revolving credit facility	-	35,500	-	-	-	35,500
Proceeds from intercompany
investment	-	(2,400)	-	2,400	-	-
Payments on long-term debt	-	(771)	(63)	(75)	-	(909)
Net cash provided by (used in)
financing activities	-	32,329	(63)	2,325	-	34,591
Impact of exchange rate movement
on cash	-	-	-	(19)	-	(19)
Net increase (decrease) in cash
and cash equivalents	-	6,661	5,204	(178)	-	11,687
Cash and cash equivalents at the
beginning of the period	-	1,923	3,483	1,388	-	6,794
Cash and cash equivalents at the end
of the period	$-	$8,584	$8,687	$1,210	$-	$18,481

Item 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited Condensed Consolidated and Combined Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Ply Gem Holdings, Inc.’s Annual Report on Form 10-K.  Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  See “Special Note Regarding Forward-Looking Statements.”  As used in this Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our” refer to Ply Gem Holdings, Inc. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

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

On February 24, 2006, Ply Gem completed the purchase of AWC Holding Company (“AWC”, and together with its subsidiaries, “Alenco”) (the “Alenco Acquisition”) in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock option holders of AWC and FNL Management Corp., an Ohio corporation, as their representative (the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco (the “Rollover Shares”) that were contributed separately to Ply Gem Prime Holdings, Inc., the new parent company of Ply Gem Investment Holdings, Inc., in exchange for shares of capital stock of Ply Gem Prime Holdings, Inc.).  Immediately following the completion of the Alenco Acquisition, AWC became a wholly owned subsidiary of Ply Gem.

On February 24, 2006 in connection with the Alenco Acquisition a new holding company, Ply Gem Prime Holdings, Inc., was formed pursuant to a merger involving Ply Gem Investment Holdings, Inc.  As a result, Ply Gem Prime Holdings, Inc. became the sole shareholder of Ply Gem Investment Holdings, Inc., each outstanding share of capital stock of Ply Gem Investment Holdings, Inc. was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime Holdings, Inc. and Ply Gem Prime Holdings, Inc. assumed Ply Gem Investment Holdings, Inc.’s obligations under the Ply Gem Investment Holdings 2004 Stock Option Plan and the Ply Gem Investment Holdings Phantom Stock Plan.  In connection therewith, each outstanding stock option and phantom unit of Ply Gem Investment Holdings, Inc. was converted on a 1:1 basis into a stock option and phantom unit of Ply Gem Prime Holdings, Inc.

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

            Comparability.  The data presented for the period ended April 1, 2006 includes the addition of Alenco for the period February 25, 2006 through April 1, 2006.  As a result, the 2006 period will not be directly comparable to the 2005 period.

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

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our combined and consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates.  Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory.  Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at April 1, 2006 would result in a $0.9 million and $0.7 million impact upon SG&A expense and cost of products sold, respectively.  Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

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

            Inventories.  Inventories in the accompanying consolidated and combined balance sheets are valued at the lower of cost or market.  At April 1, 2006, and December 31, 2005, approximately $11.8 million and $9.8 million of total inventories, respectively, were valued on the last-in, first-out method, or “LIFO.”  Under the first-in, first-out method, or “FIFO,” of accounting, such inventories would have been approximately $2.8 million higher at April 1, 2006 and December 31, 2005.  All other inventories were valued under the FIFO method.  We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

            Goodwill and Indefinite Lived Intangibles Impairment.  In accordance with SFAS No. 142, we perform annual tests for goodwill and indefinite lived intangibles impairment.  We assess goodwill and indefinite lived intangibles which are not subject to amortization for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  Based upon our most recent analysis and the fact that no adverse events have been identified, we believe that no impairment of goodwill or indefinite lived intangibles existed at April 1, 2006 or December 31, 2005.

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

Results of Operations

The following table summarizes net sales and operating earnings by segment and is derived from the accompanying condensed consolidated statements of operations included in this report.

	Three months ended
	April 1, 2006	April 2, 2005

Net Sales
Siding, Fencing, Railing and Decking	$100,554	$78,848
Windows and Doors	115,757	92,887
Operating earnings
Siding, Fencing, Railing and Decking	9,391	3,487
Windows and Doors	6,223	5,828
Unallocated	(1,385)	(828)
Foreign currency loss
Windows and Doors	(71)	(304)
Interest expense, net
Siding, Fencing, Railing and Decking	(42)	400
Windows and Doors	399	733
Unallocated	14,813	13,390
Other expense
Unallocated	(2,056)	-
Income tax expense
Unallocated	(1,238)	(2,485)
Net loss before cumulative effect
of accounting change	(1,830)	(3,855)
Cumulative effect of accounting change	(86)	-
Net loss	$(1,916)	$(3,855)

In view of the seasonality of our business, it must be emphasized that the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.
The following tables set forth our results of operations based on the amounts and the percentage relationship of the items listed to net sales for the periods indicated.  However, our results of operations set forth in the tables below may not necessarily be representative of our future operating results.

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

Siding, Fencing, Railing and Decking Segment

	For the three months ended
(dollars in thousands)	April 1, 2006		April 2, 2005
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	$100,554	100.0%	$78,848	100.0%
Cost of products sold	81,537	81.1%	66,219	84.0%
Gross Profit	19,017	18.9%	12,629	16.0%
S,G&A expense	8,821	8.8%	8,337	10.6%
Amortization of intangible assets	805	0.8%	805	0.8%
Operating earnings	$9,391	9.3%	$3,487	4.4%

Net Sales

Net sales for the three months ended April 1, 2006 increased compared to the same period in 2005 by approximately $21.7 million, or 28%.  The increase in net sales was driven by an increased unit volume sold, as well as higher selling prices that were increased in response to industry wide increases in raw material and freight costs.  The increase in units sold was driven by growth with new vinyl siding customers that were obtained during 2005.  As a result, the Company believes that our unit volume of vinyl siding sales outperformed the industry during the first three months of 2006 and that our market share of the vinyl siding industry increased for the first three months of 2006 as compared to the first three months of 2005.

Cost of Products Sold

Cost of products sold for the three months ended April 1, 2006 increased over the same period in 2005 by approximately $15.3 million, or 23%.  The increase in cost of products sold was primarily due to market wide increases in raw material costs, specifically PVC resin and aluminum, and higher freight expense related to carrier fuel costs and increased sales volume.  The market wide increase in raw material and freight costs were fully offset by selling price increases and material strategic sourcing and other cost savings initiatives that management implemented during the past twelve months.

Selling, general and administrative expense

SG&A expense for the three months ended April 1, 2006 increased by approximately $0.5 million, or 6%, from the same period in 2005. The increase in SG&A expenses was driven by higher selling and marketing expenses related to the increase in net sales.

Windows and Doors Segment

	For the three months ended
(dollars in thousands)	April 1, 2006		April 2, 2005
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	$115,757	100.0%	$92,887	100.0%
Cost of products sold	91,511	79.1%	71,547	77.0%
Gross Profit	24,246	20.9%	21,340	23.0%
S,G&A expense	16,275	14.1%	13,878	14.9%
Amortization of intangible assets	1,748	1.5%	1,635	1.8%
Operating earnings	$6,223	5.4%	$5,828	6.3%
Currency transaction loss	(71)	-0.1%	(304)	-0.3%

Net Sales

Net sales for the three months ended April 1, 2006 increased over the same period in 2005 by approximately $22.9 million, or 25%. The increase in net sales was primarily driven by sales of Alenco, which contributed approximately $13.9 million to our net sales during the first quarter of 2006.  Excluding the $13.9 million contribution to first quarter net sales from Alenco, first quarter net sales increased by $9.0 million which was driven by increased demand for our new construction window and door products in both the U.S. and Canada, but was partially offset by lower demand for our repair and remodeling window products.  Also contributing to the increase in net sales were higher selling prices that were increased in response to industry wide increases in raw material and freight costs.

Cost of Products Sold

Cost of products sold for the three months ended April 1, 2006 increased by approximately $20.0 million, or 25%, over the same period in 2005.  The increase in cost of products sold was primarily driven by higher sales volume which includes the additional sales volume from Alenco.  Market wide increases in raw material and freight costs were fully offset by price increases and material cost synergies and savings in our new construction window and door products.  In our repair and remodeling window and door products, raw material costs exceeded prior year costs primarily due to increases in PVC lineal costs during our transition from external sourcing to producing lineals within our MW lineal production facility.  This transition will continue through the remainder of 2006.

Selling, general and administrative expense

SG&A expense for the three months ended April 1, 2006 increased by approximately $2.4 million, or 17%, over the same period in 2005.  The increase in SG&A expense was due to the addition of Alenco operations.

Amortization of intangible assets

Amortization expense for the three months ended April 1, 2006 increased by approximately $0.1 million, due to the addition of Alenco operations during March 2006.  Amortization expense will potentially change, pending the results of the appraisal of Alenco’s intangible assets,

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the Three Months Ended
(dollars in thousands)	April 1, 2006	April 2, 2005
	(unaudited)	(unaudited)
Statement of operations data:
Operating earnings	(1,385)	(828)
Interest expense	(15,326)	(14,602)
Investment income	156	79
Other expense	(2,056)	-
Income tax provision	(1,238)	(2,485)
Cumulative effect of accounting change	(86)	-

Interest expense   Interest expense for the three months ended April 1, 2006 increased by approximately $0.7 million over the same period in 2005 as a result of increased borrowings due to the Alenco Acquisition in February 2006 and higher interest rates on our variable rate debt.

Other expense   Expenses of approximately $2.1 million were recognized as ‘other expense’ during the first quarter of 2006 for third-party charges associated with business combination financing costs.

Income taxes   The income tax benefit for the three months ended April 1, 2006 decreased approximately $1.2 million over the same period in 2005, primarily as a result of the smaller pre-tax loss for the 2006 period versus the 2005 period.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our credit facility.

Net cash used in operating activities for the first three months of 2006 and 2005 was approximately $15.2 million and $20.4 million, respectively.  The decrease in net cash used in operating activities for the 2006 period compared to the 2005 periods was primarily driven by the smaller net loss incurred in the first quarter of 2006.
Net cash used in investing activities for the first three months of 2006 and 2005 was approximately $124.6 and $2.5 million, respectively.  The increased cash used in investing activities during the 2006 periods was driven by the cash used to fund the Alenco Acquisition.

Net cash provided by financing activities for the first three months of 2006 and 2005 was approximately $135.5 million and $34.6 million, respectively.  The cash provided by financing activities for the 2006 period was driven by the cash provided from our new capital structure that resulted from the consummation of the Alenco Acquisition, which includes our senior term loan facilities and $1.7 million of equity contribution.

Our capital expenditures for the first three months of 2006 and 2005 were approximately $4.0 million and $2.5 million, respectively.

In connection with the Alenco Acquisition, on February 24, 2006, the Company entered into an amendment to its credit facility.  Under the terms of the amended agreement, the Company borrowed $375.0 million in U.S. term loans to refinance $252.7 million of outstanding U.S. Term loans, repay approximately $1.8 million in revolving credit loans and fund the Alenco Acquisition, which was completed on February 24, 2006.  Additionally, under the terms of the amended agreement, the Company’s Canadian borrower borrowed $25.0 million to refinance approximately $24.5 million of outstanding Canadian term loans.

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our senior credit facilities.  As of April 1, 2006, we had $773.5 million of indebtedness and $54.4 million of availability under our revolving credit facility. The Company’s senior credit facility with a syndicate of financial institutions and institutional lenders provides for senior secured financing of up to $470.0 million, consisting of $400.0 million of term loan facilities maturing in August 2011 and a $70.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The term loan facilities are drawn in full and have two tranches, consisting of: i) a $375.0 million tranche under which Ply Gem Industries, Inc. is the borrower, ii) a $25.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower.  Ply Gem Industries, Inc. issued $360.0 million aggregate principal amount of its 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”), which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc.
During the first quarter of 2006, we borrowed $15.0 million under the revolving credit facility to fund our seasonal working capital requirements and first quarter capital expenditures.  Approximately $1.8 million was repaid during February 2006.
The borrowings under the revolving credit facility will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs.  The revolving credit facility will mature in February 2009 and has no scheduled amortization or commitment reductions.  The term loan facilities will mature in August 2011 and have quarterly scheduled amortizations of $1.0 million and a final payment of $380.0 on the maturity date.

On July 25, 2005, we entered into an amendment to the credit facility.  Under the terms of the amended agreement, we are permitted to use the excess cash flow and/or a portion of the revolving credit facility to repurchase up to $25.0 million aggregate principal amount of the Senior Subordinated Notes.  Subject to market conditions, our capital needs and other factors, we may from time to time purchase up to $25.0 million aggregate principal amount of the 9% Senior Subordinated Notes in market transactions, privately negotiated sales or other transactions.  As of April 1, 2006, we had not yet purchased any of our Senior Subordinated Notes.

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

Recent Accounting Pronouncements

No recent pronouncements are expected to have material impact to the Company.

Special Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report:
·          our high degree of leverage and significant debt service obligations;
·          restrictions under the indenture governing the notes and our senior credit facilities;
·          the competitive nature of our industry;
·          changes in interest rates, and general economic, home repair and remodeling and new home construction market conditions;
·          changes in the price and availability of raw materials; and
·          changes in our relationships with our significant customers.
 Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report are set forth in our 2005 Annual Report on Form 10-K.  We undertake no obligation to update the forward-looking statements in this filing.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            Our principal interest rate exposure relates to the term loans outstanding under our new senior credit facilities.  We have approximately $400.0 million of term loans outstanding, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $1.0 million per year.  We also have a revolving credit facility which provides for borrowings of up to $70.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities.  Assuming the new revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year.  In the future we may enter into interest rate swaps, involving exchange of floating or fixed rate interest payments, to reduce our exposure to interest rate volatility.
            Our term loan facility has two tranches.  Outstanding balances consist of a $375.0 million tranche under which Ply Gem Industries, Inc. is the borrower, and a $25.0 million tranche under which our Canadian subsidiary is the borrower.
            Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three months ended April 1, 2006, the net impact of foreign currency changes to the Company’s results of operations was a loss of $0.1 million.  The impact of foreign currency changes related to translation resulted in an decrease in stockholder’s equity of approximately $0.3 million for the three months ended April 1, 2006.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  For the three months ended April 1, 2006, we did not have any significant outstanding foreign currency hedging contracts.

Item 4.     CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 1, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting during the three-month period ended April 1, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II ‑ OTHER INFORMATION

Item 6.             EXHIBITS

      (a)  Exhibits

The exhibits listed below are filed as part of Form 10-Q for quarter ended April 1, 2006.

Exhibit No.                                          Description of Exhibit

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

Date:  May 11, 2006

By:       /s/ Lee D. Meyer
Lee D. Meyer
 President and Chief Executive Officer

Date:  May 11, 2006

By:       /s/ Shawn K. Poe
Shawn K. Poe
                                                       Vice President, Chief Financial Officer,
Treasurer and Secretary