Form 10-Q
period 2006-07-01
PLY GEM HOLDINGS INC
filed 2006-08-14
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006
or
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
Large accelerated filer   [ ]   Accelerated filer  [ ]     Non-accelerated filer  [X] ࿠

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X ]

As of August 14, 2006, there were 100 shares of common stock, $0.01 par value, outstanding.

* The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the indenture governing Ply Gem Industries, Inc.’s 9% senior subordinated notes due 2012.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED JULY 1, 2006

CONTENTS

	PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations -
	Three months ended July 1, 2006 and July 2, 2005	2

	Condensed Consolidated Statements of Operations -
	Six months ended July 1, 2006 and July 2, 2005	3

	Condensed Consolidated Balance Sheets -
	July 1, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Cash Flows -
	Six months ended July 1, 2006 and July 2, 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	37

	PART II - OTHER INFORMATION

Item 1 A.	Risk Factors	38

Item 6.	Exhibits	38

Signatures		39

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	July 1,	July 2,
	2006	2005
	(Amounts in thousands)

Net Sales	$ 288,111	$ 230,303
Costs and Expenses:
Cost of products sold	219,251	174,842
Selling, general and administrative expense	31,835	23,692
Amortization of intangible assets	2,971	2,441
Total Costs and Expenses	254,057	200,975
Operating earnings	34,054	29,328
Foreign currency gain (loss)	1,164	(233)
Interest expense	(17,198)	(14,073)
Investment income	257	144
Other expense	(441)	-
Income before provision for income taxes	17,836	15,166
Provision for income taxes	6,958	6,058
Net Income	$10,878	$9,108

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended
	July 1,	July 2,
	2006	2005
	(Amounts in thousands)

Net Sales	$504,422	$402,038
Costs and Expenses:
Cost of products sold	392,299	312,608
Selling, general and administrative expense	58,316	46,734
Amortization of intangible assets	5,524	4,881
Total Costs and Expenses	456,139	364,223
Operating earnings	48,283	37,815
Foreign currency gain (loss)	1,093	(537)
Interest expense	(32,524)	(28,675)
Investment income	413	223
Other expense	(2,497)	-
Income before income taxes and
cumulative effect of accounting change	14,768	8,826
Provision for income taxes	5,720	3,573
Income before cumulative effect
of accounting change	9,048	5,253
Cumulative effect of accounting change,
net of income tax benefit of $57	(86)	-
Net Income	$8,962	$5,253

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
	July 1,	December 31,
	2006	2005
	(Amounts in thousands, except
	share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$25,131	$22,173
Accounts receivable, less allowances of $8,340 and $8,320, respectively	113,675	70,357
Inventories:
Raw materials	41,646	31,415
Work in process	7,001	5,080
Finished goods	20,697	18,723
Total inventory	69,344	55,218
Prepaid expenses and other current assets	12,395	9,427
Deferred income taxes	14,918	13,330
Total current assets	235,463	170,505
Property and Equipment, at cost:
Land	1,377	2,020
Buildings and improvements	13,710	15,568
Machinery and equipment	136,554	119,225
Total property and equipment	151,641	136,813
Less accumulated depreciation	(34,970)	(27,085)
Total property and equipment, net	116,671	109,728
Other Assets:
Goodwill	671,816	578,992
Intangible assets, less accumulated amortization of $21,030 and $15,506,
respectively	175,537	152,894
Other	40,409	37,879
Total other assets	887,762	769,765
	$1,239,896	$1,049,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$4,000	$1,692
Accounts payable	60,182	42,342
Accrued expenses and taxes	78,392	64,019
Total current liabilities	142,574	108,053
Deferred income taxes	74,076	58,184
Other long term liabilities	34,696	32,471
Long-term debt, less current maturities	755,253	635,776
Stockholders' Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	183,221	175,461
Retained earnings	46,869	37,907
Accumulated other comprehensive income	3,207	2,146
Total Stockholders' Equity	233,297	215,514
	$1,239,896	$1,049,998

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended
	July 1,	July 2,
	2006	2005
	(Amounts in thousands)
Cash flows from operating activities:
Net Income	$8,962	$5,253
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization expense	14,544	13,005
Fair value premium on purchased inventory	304	-
Non-cash interest expense, net	2,662	2,377
(Gain) loss on foreign currency transactions	(1,093)	537
Loss on sale of asset	572	-
Other non-cash items	2,482	-
Deferred income taxes	2,792	(1,404)
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	(32,711)	(30,073)
Inventories	(7,002)	(7,050)
Prepaid expenses and other current assets	2,136	(2,210)
Accounts payable	11,502	28,585
Accrued expenses and taxes	7,632	(22)
Other	(177)	30
Net cash provided by operating activities	12,605	9,028
Cash flows from investing activities:
Capital expenditures	(10,875)	(5,160)
Proceeds from sale of building	497	-
Acquisition of business, net of cash acquired	(120,710)	482
Other	-	-
Net cash used in investing activities	(131,088)	(4,678)
Cash flows from financing activities:
Proceeds from long-term debt	122,808	-
Proceeds from revolver borrowings	15,000	35,500
Payments on long-term debt	(1,000)	(8,394)
Payments on revolver borrowings	(15,000)	(11,500)
Debt issuance costs	(2,249)	-
Equity contribution	1,725	(150)
Net cash provided by financing activities	121,284	15,456
Impact of exchange rate movements on cash	157	7

Net increase in cash and cash equivalents	2,958	19,813

Cash and cash equivalents at the beginning of the period	22,173	6,794

Cash and cash equivalents at the end of the period	$25,131	$26,607

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. (referred to herein as “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2006. These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from January 1, 2006 through July 1, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

The accompanying financial statements include the consolidated results of operations for the Company for the three month and six month periods ended July 1, 2006 and July 2, 2005, and consolidated financial position for the Company as of July 1, 2006 and December 31, 2005. The accompanying financial statements include the results of operations of Alenco for the period after the acquisition date of February 24, 2006.

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

Accounting Policies and Use of Estimates

The preparation of these consolidated financial statements in conformity with generally accepted accounting principles in the United States involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods. Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable for their interim and year-end reporting requirements. These judgments are based on the Company’s historical experience, current trends and information available from other sources, as appropriate. If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates.

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. At July 1, 2006 and December 31, 2005, approximately $11.2 million and $9.8 million of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”). Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $2.8 million higher at July 1, 2006 and at December 31, 2005. All other inventories were valued under the FIFO method. The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Related Party Transactions

The Company has entered into two advisory agreements with an affiliate of Caxton-Iseman Capital or related parties, or the “Caxton-Iseman Party”, which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”. Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.8 million and $0.7 million for the three month periods ended July 1, 2006 and July 2, 2005, respectively, and approximately $1.2 million and $1.0 million for the six month periods ended July 1, 2006 and July 2, 2005, respectively. All of the payments made under the General Advisory Agreement have been expensed as incurred.

In connection with the Alenco Acquisition, pursuant to the General Advisory Agreement, in March 2006 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of AWC Holding Company ($2.4 million). Approximately $2.0 million of the fee was included in the AWC purchase price and approximately $0.4 million related to financing services was expensed.

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

For the six month periods ending July 1, 2006 and July 2, 2005, the Company recorded a gain from foreign currency transactions of approximately $1.1 million and a loss of approximately $0.5 million, respectively. As of July 1, 2006, and December 31, 2005 accumulated other comprehensive income included a currency translation adjustment of approximately $4.7 million and $3.6 million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of our siding, fencing, railing and decking segment was approximately $19.2 million and $6.3 million at July 1, 2006 and December 31, 2005, respectively. This customer accounted for approximately 18.7% of net sales for the six month period ended July 1, 2006 and approximately 18.9% of net sales for the year ended December 31, 2005.

Fair Value of Financial Instruments

The carrying value of the Company’s senior subordinated notes at July 1, 2006 and December 31, 2005 was approximately $360.3. The fair value of the Company’s senior subordinated notes at July 1, 2006 and December 31, 2005 was estimated to be approximately $327.6 million and $319.5 million, respectively, based on available market information. The carrying value of the Company’s other financial instruments approximates their fair value.

New Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year ending December 31, 2007. The Company is currently evaluating the effect FIN 48 will have on its consolidated financial statements.

2.	PURCHASE ACCOUNTING

On February 24, 2006, Ply Gem completed the Alenco Acquisition. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Alenco based upon fair values as of the date of the purchase. Alenco is a leading regional manufacturer of aluminum and vinyl windows and doors for the new home construction market in the fast-growing Southern regions of the United States. The addition of Alenco will expand the Company’s geographical reach into the southern regions and completes our window products offering with aluminum.

The purchase price, including approximately $6.0 million of value attributed to Ply Gem Prime Holdings, Inc. common stock issued to replace AWC Holding Company employee's forfeited AWC Holding Company stock, was allocated to the assets and liabilities based on their estimated fair values.

(in thousands)
Other current assets, net of cash	$ 16,607
Inventories	7,312
Property, plant and equipment	10,580
Trademarks	7,000
Customer relationships	21,950
Goodwill	91,062
Other assets	198
Current liabilities	(11,883)
Other liabilities	(16,081)
Purchase price, net of cash acquired	$126,745

We have estimated the fair value of our assets and liabilities and the lives of those assets being amortized or depreciated, as of the Alenco Acquisition date, utilizing information available at the time our consolidated financial statements were prepared. The company has hired a third-party valuation specialist to establish the fair value of Alenco’s property, plant and equipment and the fair value of identifiable intangible assets. At the date of this filing, the purchase price has been updated for estimates of fair values, but the appraisals have not yet been finalized. As a result of the final valuations, values assigned to property, plant and equipment, identifiable intangible assets, and goodwill could change. Management is also assessing certain liabilities assumed in the transaction and tax-related assets and liabilities.

Expenses of approximately $2.5 million were recognized as ‘other expense’ during the first six months of 2006 for third-party charges associated with acquisition financing costs.

Unaudited pro forma results of operations for the six month periods ended July 1, 2006 and July 2, 2005, and the three month period ended July 2, 2005 as if the purchase had occurred at the beginning of the periods are as follows:

	Six months Ended July 1, 2006	Six months Ended July 2, 2005
	(Amounts in thousands)

Net sales	$525,685	$468,837
Net income	10,042	7,125

Three months Ended July 2, 2005
(Amounts in thousands)

Net sales	$267,070
Net income	10,140

3.	INTANGIBLE ASSETS AND GOODWILL

The table that follows presents the components of intangible assets as of July 1, 2006 and December 31, 2005:

	Average Amortization Period (in Years)	Cost	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
As of July 1, 2006:
Patents	13	$12,000	$(2,191)	$9,809
Trademarks/Tradenames	15	32, 145	(4,320)	27,825
Customer relationships	14	119,923	(14,520)	105,403
Total intangible assets		$164,068	$(21,031)	$143,037

Intangible with indefinite lives:
Trademarks		$32,500	$--	$32,500

As of December 31, 2005:
Patents	13	$12,000	$(1,738)	$10,262
Trademarks/Tradenames	15	25,900	(3,301)	22,599
Customer relationships	14	98,000	(10,467)	87,533
Total intangible assets		$135,900	$(15,506)	$120,394

Intangible with indefinite lives:
Trademarks		$32,500	$--	$32,500

Amortization expense for the six month periods ended July 1, 2006 and July 2, 2005 was approximately $5.5 million and $4.9 million, respectively. Amortization expense for the remainder of 2006, and for the five succeeding fiscal years is estimated to be approximately $5.8 million, $11.6 million, $11.6 million, $11.6 million, $11.6 million, and $11.5 million, respectively. These estimates are subject to refinement as the purchase price allocation for the Alenco Acquisition is finalized which could impact the value of, and/or amortization period of, intangible assets. Due to the Sarver facility closure, intangible asset impairments of approximately $0.8 million were recognized as Selling, general and administrative expense.

Goodwill increased by approximately $91.1 million for the Alenco Acquisition, and approximately $1.8 million due to currency translation changes.

4.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(Amounts in thousands)

Net income	$10,878	$9,108	$8,962	$5,253
Foreign currency translation adjustment	1,404	(175)	1,061	(326)

Comprehensive income	$12,282	$8,933	$10,023	$4,927

5.	LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at July 1, 2006 and December 31, 2005 consists of the following:

	July 1, 2006	December 31, 2005
	(Amounts in thousands)

Senior term loan facility	$399,000	$277,192
Senior revolving credit facility	-	-
Senior subordinated notes	360,253	360,276
	759,253	637,468
Less current maturities	4,000	1,692
	$755,253	$635,776

The Company’s senior credit facility with a syndicate of financial institutions and institutional lenders provides for senior secured financing of up to $470.0 million, consisting of $400.0 million of term loan facilities maturing in August 2011 and a $70.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The term loan facility was drawn in full in and has two tranches, originally consisting of: 1) a $375.0 million tranche under which Ply Gem Industries, Inc. is the borrower, and 2) a $25.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower. As of July 1, 2006 the balances of the two tranches are approximately $374.1 million and $24.9 million, respectively.

During the first quarter of 2006 the Company borrowed $15.0 million under the revolving credit facility and repaid approximately $1.8 million. During the second quarter of 2006 the Company repaid the remaining $13.2 million. The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement. Our rates at July 1, 2006 ranged from 7.2% to 7.6%.

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

The table that follows is a summary of maturities of all of the Company’s long-term debt obligations due in each twelve month period after July 1, 2006: (Amounts in thousands)

2006	$4,000
2007	4,000
2008	4,000
2009	4,000
2010	3,000
Thereafter	740,253
$759,253

As of July 1, 2006, the Company had $67.6 million of availability under our revolving credit facility.  Approximately $2.4 million of letters of credit have been issued under our senior credit facility. Further, approximately $3.2 million of letters of credit have been issued apart from the senior credit facility to secure certain environmental obligations.

6.	PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the six months ended July 1, 2006	For the six months ended July 2, 2005
	(Amounts in thousands)

Service cost	$165	$169
Interest cost	937	960
Expected return on plan assets	(916)	(827)

Net periodic expense	$186	$302

7.	COMMITMENTS AND CONTINGENCIES

Nortek, the former parent of Ply Gem Industries, Inc., has agreed to indemnify the Company for certain liabilities. In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable. The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek. A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $9.0 million as of July 1, 2006.

The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries. As of July 1, 2006 and December 31, 2005, the Company has recorded liabilities included in Accrued expenses and Other long term liabilities in relation to these indemnifications of approximately $9.0 million and $9.1 million, respectively, consisting of the following:
                                    (Amounts in thousands)
	July 1, 2006	December 31, 2005
Product claim liabilities	$3,797	$3,801
Long-term lease liabilities	210	231
Multiemployer pension plan withdrawal liability	3,944	4,028
Other	1,047	1,054
	$8,998	$9,114

The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale, which is recorded in Accrued expenses and Other long term liabilities. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary. As of July 1, 2006, warranty liabilities of approximately $4.9 million have been recorded in current liabilities and approximately $7.6 million have been recorded in long term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the six months ended July 1, 2006	For the six months ended July 2, 2005
	(Amounts in thousands)
Balance, beginning of period	$10,790	$11,095
Warranty expense provided during period	832	1,429
Settlements made during period	(601)	(1,527)
Liability assumed with Alenco Acquisition	1,461	-
Balance, end of period	$12,482	$10,997

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

8.	ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at July 1, 2006 and December 31, 2005:

	July 1, 2006	December 31, 2005
	(Amounts in thousands)

Insurance	$6,597	$4,660
Employee compensation and benefits	15,168	11,727
Sales and marketing	16,951	16,061
Product warranty	4,931	4,331
Short-term product claim liability	2,321	2,321
Interest	15,510	16,576
Other, net	16,914	8,343
	$78,392	$64,019

Other long-term liabilities consist of the following at July 1, 2006 and December 31, 2005:

	July 1, 2006	December 31, 2005
	(Amounts in thousands)

Insurance	$3,116	$1,731
Pension liabilities	14,290	14,974
Product warranty	7,551	6,459
Long-term product claim liability	1,476	1,480
Contingent tax liability	6,646	6,646
Other	1,617	1,181
	$34,696	$32,471

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

As a result of adopting SFAS No. 123(R), a cumulative effect of accounting change for approximately $0.09 million (net of a tax benefit of approximately $0.06 million) was recognized during the first quarter of 2006. Due to the decrease in the value of the options, a reduction of compensation expense of approximately $0.05 million and $0.06 million was recognized for the three month and six months ended July 1, 2006. The implementation of SFAS No. 123(R) did not have any impact on cash flows during the first six months of 2006.

The fair value of each option is estimated on the date of grant and updated each reporting period using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:
	As of July 1, 2006	As of January 1, 2006
Weighted average fair value	$1.58	$3.47
Weighted average assumptions used:
Expected volatility	30%	30%
Expected term (in years)	5	5
Risk-free interest rate	5.10%	4.35%
Expected dividend yield	0%	0%

Due to the fact that Ply Gem Prime Holding Inc.’s shares are not publicly traded, a third-party valuation specialist was retained to assist in the determination of the fair value of the shares, which was determined to be $10.00 per share and $7.00 per share at December 31, 2005 and July 1, 2006, respectively. The Company estimated its expected volatility through the review of several market indicators, including peer companies.

Before adopting FASB 123(R), the Company accounted for employee options in accordance with APB 25. No stock-based employee compensation cost was reflected in the Statement of Operations, as all options granted under the plan had an exercise price at least equal to the fair value of the underlying common stock on the date of grant. For the three and six month periods ended July 2, 2005, the Company presented pro forma net income of approximately $9.1 million and $5.2 million, respectively, as if the Company had applied the fair value recognition provisions of SFAS No. 123.

A summary of changes in stock options outstanding during the quarter ended July 1, 2006 is presented below:
	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2006	134,594	$10.00	8.47
Granted	23,400	$10.00	9.85
Forfeited or expired	(5,900)	$10.00	-
Balance at July 1, 2006	152,094	$10.00	8.26

As of July 1, 2006, no options have vested. At July 1, 2006, the Company had approximately $0.2 million of total unrecognized compensation expense that will be recognized over the weighted average period of 3.26 years. Due to the fact that the options are liability-classified awards, the unrecognized compensation expense will vary each quarter as the value of the options change.

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

At December 31, 2005 and July 1, 2006 these awards are not recorded as a liability on the balance sheet, due to the fact that the repurchase price under the put right formula is less than $0.

A summary of changes in phantom common stock units outstanding during the quarter ended July 1, 2006 is presented below:

Phantom Common Stock Units
Balance at January 1, 2006	179,915
Granted	-
Repurchased	(13,590)
Balance at July 1, 2006	166,325

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

At December 31, 2005 and July 1, 2006 these awards are not recorded as a liability on the balance sheet, due to the fact that the repurchase price under the put right formula is less than $0.

Common Stock Shares
Balance at January 1, 2006	426,904
Shares issued	219,450
Shares repurchased	(28,710)
Balance at July 1, 2006	617,644

10. RESTRUCTURING

During the second quarter of 2006, the Company announced the restructuring of it’s subsidiary, Napco Window Systems, Inc., which included the closure of the production facility located in Sarver, PA. The closure of the Sarver facility is expected to reduce costs and increase operating efficiencies by increasing capacity utilization. Most of the production of the Napco Window Systems, Inc.’s brands is expected to be absorbed by other locations, primarily the Toledo, OH facility.

Restructuring costs included termination benefits and asset impairments. Termination benefits of approximately $0.2 million are comprised of severance-related payments for all employees terminated in connection with the plant closure. Asset impairments of approximately $0.8 million were recognized for intangible assets consisting of tradenames and customer relationships. Losses of approximately $0.6 million were incurred for inventory and equipment write-downs. The restructuring costs, impairment, and losses from asset write-downs totaling approximately $1.6 million are recorded in Selling, general and administrative expense in the Windows and Doors segment.

The Company entered into an agreement to sell the land and building at the Sarver, PA location, and finalized the sale during the third quarter of 2006. The carrying value of the land and building prior to the sale and write-down was approximately $4.6 million. In accordance with SFAS No. 144 (Accounting for the impairment or disposal of long-lived assets), the assets have been written-down to the fair market value less costs to sell. As a result, the Company has recognized a loss of approximately $0.6 million in Selling, general and administrative expense in the Windows and Doors segment .

11. SEGMENT INFORMATION

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

Following is a summary of the Company’s segment information.

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Net Sales
Siding, Fencing, Railing and Decking	$128,652	$110,180	$229,206	$189,028
Windows and Doors	159,459	120,123	275,216	213,010
	$288,111	$230,303	$504,422	$402,038
Operating earnings
Siding, Fencing, Railing and Decking	$20,365	$15,014	$29,755	$18,502
Windows and Doors	14,765	15,196	20,989	21,022
Unallocated	(1,076)	(882)	(2,461)	(1,709)
	$34,054	$29,328	$48,283	$37,815

	As of	As of
	July 1, 2006	December 31, 2005
Total Assets
Siding, Fencing, Railing and Decking	$490,189	$468,679
Windows and Doors	699,235	534,828
Unallocated	50,472	46,491
	$1,239,896	$1,049,998

12. GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The senior subordinated notes due in 2012 are secured by full and unconditional guarantees on a joint and several basis from certain of the Company’s 100% owned subsidiaries. Accordingly, the following guarantor and non-guarantor information is presented as of July 1, 2006 and for the three month periods ended July 1, 2006 and July 2, 2005. The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended July 1, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$270,757	$17,354	$-	$288,111
Costs and Expenses:
Cost of products sold	-	-	207,256	11,995	-	219,251
Selling, general and
administrative expense	-	1,076	27,548	3,211	-	31,835
Intercompany administrative
charges	-	(2,709)	2,709	-	-	-
Amortization of intangible assets	-	-	2,971	-	-	2,971
Total Costs and Expenses	-	(1,633)	240,484	15,206	-	254,057
Operating earnings	-	1,633	30,273	2,148	-	34,054
Foreign currency gain	-	-	-	1,164	-	1,164
Intercompany interest	-	15,727	(15,516)	(211)	-	-
Interest expense	-	(16,713)	(42)	(443)	-	(17,198)
Investment income	-	125	87	45	-	257
Other expense	-	(441)	-	-	-	(441)
Income before equity in
subsidiaries' income	-	331	14,802	2,703	-	17,836
Equity in subsidiaries' income	10,878	10,679	-	-	(21,557)	-
Income before provision
for income taxes	10,878	11,010	14,802	2,703	(21,557)	17,836
Provision for income taxes	-	132	5,907	919	-	6,958
Net income	$10,878	$10,878	$8,895	$1,784	$(21,557)	$10,878

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended July 2, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$215,232	$15,071	$-	$230,303
Costs and Expenses:
Cost of products sold	-	-	164,561	10,281	-	174,842
Selling, general and
administrative expense	-	1,599	19,615	2,478	-	23,692
Intercompany administrative
charges	-	(8,610)	8,610	-	-	-
Amortization of intangible assets	-	-	2,441	-	-	2,441
Total Costs and Expenses	-	(7,011)	195,227	12,759	-	200,975
Operating earnings	-	7,011	20,005	2,312	-	29,328
Foreign currency loss	-	-	-	(233)	-	(233)
Interest expense	-	(13,382)	(98)	(593)	-	(14,073)
Investment income	-	64	67	13	-	144
Income (loss) before equity in
subsidiaries' income	-	(6,307)	19,974	1,499	-	15,166
Equity in subsidiaries' income	9,108	12,892	-	-	(22,000)	-

Income before provision (benefit)
for income taxes	9,108	6,585	19,974	1,499	(22,000)	15,166
Provision (benefit) for income taxes	-	(2,523)	8,062	519	-	6,058
Net income	$9,108	$9,108	$11,912	$980	$(22,000)	$9,108

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended July 1, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$473,457	$30,965	$-	$504,422
Costs and Expenses:
Cost of products sold	-	-	370,618	21,681	-	392,299
Selling, general and
administrative expense	-	2,461	49,814	6,041	-	58,316
Intercompany administrative
charges	-	(4,733)	4,733	-	-	-
Amortization of intangible assets	-	-	5,524	-	-	5,524
Total Costs and Expenses	-	(2,272)	430,689	27,722	-	456,139
Operating earnings	-	2,272	42,768	3,243	-	48,283
Foreign currency gain	-	-	-	1,093	-	1,093
Intercompany interest	-	29,993	(29,572)	(421)	-	-
Interest expense	-	(31,644)	-	(880)	-	(32,524)
Investment income	-	201	146	66	-	413
Other expense	-	(2,497)	-	-	-	(2,497)
Income (loss) before equity in
subsidiaries' income	-	(1,675)	13,342	3,101	-	14,768
Equity in subsidiaries' income	8,962	10,053	-	-	(19,015)	-

Income before income taxes
and cumulative effect of accounting change	8,962	8,378	13,342	3,101	(19,015)	14,768
Provision (benefit) for income taxes	-	(670)	5,336	1,054	-	5,720
Income before cumulative
effect of accounting change	8,962	9,048	8,006	2,047	(19,015)	9,048
Cumulative effect of accounting change	-	(86)	-	-	-	(86)
Net income	$8,962	$8,962	$8,006	$2,047	$(19,015)	$8,962

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended July 2, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$376,368	$25,670	$-	$402,038
Costs and Expenses:
Cost of products sold	-	-	294,611	17,997	-	312,608
Selling, general and
administrative expense	-	2,893	39,008	4,833	-	46,734
Intercompany administrative
charges	-	(15,058)	15,058	-	-	-
Amortization of intangible assets	-	-	4,881	-	-	4,881
Total Costs and Expenses	-	(12,165)	353,558	22,830	-	364,223
Operating earnings	-	12,165	22,810	2,840	-	37,815
Foreign currency loss	-	-	-	(537)	-	(537)
Interest expense	-	(26,563)	(957)	(1,155)	-	(28,675)
Investment income	-	89	118	16	-	223
Income (loss) before equity in
subsidiaries' income	-	(14,309)	21,971	1,164	-	8,826
Equity in subsidiaries' income	5,253	13,838	-	-	(19,091)	-

Income (loss) before provision (benefit)
for income taxes	5,253	(471)	21,971	1,164	(19,091)	8,826
Provision (benefit) for income taxes	-	(5,724)	8,901	396	-	3,573
Net income	$5,253	$5,253	$13,070	$768	$(19,091)	$5,253

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of July 1, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$12,021	$9,175	$3,935	$-	$25,131
Accounts receivable, net	-	-	104,231	9,444	-	113,675
Inventories:
Raw materials	-	-	37,446	4,200	-	41,646
Work in process	-	-	5,773	1,228	-	7,001
Finished goods	-	-	18,497	2,200	-	20,697
Total inventory	-	-	61,716	7,628	-	69,344
Prepaid expenses and other
current assets	-	2,792	8,921	682	-	12,395
Deferred income taxes	-	-	14,918	-	-	14,918
Total current assets	-	14,813	198,961	21,689	-	235,463
Investments in subsidiaries	233,297	179,023	-	-	(412,320)	-
Property and Equipment, at cost:
Land	-	-	1,220	157	-	1,377
Buildings and improvements	-	106	12,869	735	-	13,710
Machinery and equipment	-	49	131,915	4,590	-	136,554
-		155	146,004	5,482	-	151,641
Less accumulated depreciation	-	(64)	(33,756)	(1,150)	-	(34,970)
Total property and equipment,
net	-	91	112,248	4,332	-	116,671
Other Assets:
Goodwill	-	-	629,627	42,189	-	671,816
Intangible assets, net	-	-	175,537	-	-	175,537
Intercompany note receivable	-	771,345	-	-	(771,345)	-
Other	-	36,127	4,282	-	-	40,409
Total other assets	-	807,472	809,446	42,189	(771,345)	887,762
	$233,297	$1,001,399	$1,120,655	$68,210	$(1,183,665)	$1,239,896

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$3,750	$-	$250	$-	$4,000
Accounts payable	-	83	55,289	4,810	-	60,182
Accrued expenses and taxes	-	20,966	54,043	3,383	-	78,392
Total current liabilities	-	24,799	109,332	8,443	-	142,574
Deferred income taxes	-	-	71,481	2,595	-	74,076
Intercompany note payable	-	-	761,999	9,346	(771,345)	-
Other long term liabilities	-	12,737	20,967	992	-	34,696
Long-term debt, less current
maturities	-	730,566	-	24,687	-	755,253
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	183,221	183,221	115,449	6,047	(304,717)	183,221
Retained earnings	46,869	46,869	42,884	11,437	(101,190)	46,869
Accumulated other
comprehensive income (loss)	3,207	3,207	(1,457)	4,663	(6,413)	3,207
	$233,297	$1,001,399	$1,120,655	$68,210	$(1,183,665)	$1,239,896

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$9,501	$9,130	$3,542	$-	$22,173
Accounts receivable, net	-	-	63,714	6,643	-	70,357
Inventories:
Raw materials	-	-	27,821	3,594	-	31,415
Work in process	-	-	4,249	831	-	5,080
Finished goods	-	-	16,891	1,832	-	18,723
Total inventory	-	-	48,961	6,257	-	55,218
Prepaid expenses and other
current assets	-	1,372	7,699	356	-	9,427
Deferred income taxes	-	-	13,330	-	-	13,330
Total current assets	-	10,873	142,834	16,798	-	170,505
Investments in subsidiaries	215,514	164,946	-	-	(380,460)	-
Property and Equipment, at cost:
Land	-	-	1,870	150	-	2,020
Buildings and improvements	-	106	14,815	647	-	15,568
Machinery and equipment	-	49	115,932	3,244	-	119,225
-		155	132,617	4,041	-	136,813
Less accumulated depreciation	-	(44)	(26,192)	(849)	-	(27,085)
Total property and equipment,
net	-	111	106,425	3,192	-	109,728
Other Assets:
Goodwill	-	-	538,588	40,404	-	578,992
Intangible assets, net	-	-	152,894	-	-	152,894
Intercompany note receivable	-	650,346	-	-	(650,346)	-
Other	-	37,774	105	-	-	37,879
Total other assets	-	688,120	691,587	40,404	(650,346)	769,765
	$215,514	$864,050	$940,846	$60,394	$(1,030,806)	$1,049,998

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$1,443	$-	$249	$-	$1,692
Accounts payable	-	149	38,825	3,368	-	42,342
Accrued expenses and taxes	-	21,477	39,667	2,875	-	64,019
Total current liabilities	-	23,069	78,492	6,492	-	108,053
Deferred income taxes	-	-	56,947	1,237	-	58,184
Intercompany note payable	-	-	641,000	9,346	(650,346)	-
Other long term liabilities	-	12,855	18,664	952	-	32,471
Long-term debt, less current
maturities	-	611,512	-	24,264	-	635,776
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	175,461	175,461	103,161	5,637	(284,259)	175,461
Intercompany dividends	-	1,100	-	(1,100)	-	-
Retained earnings	37,907	37,907	44,039	9,964	(91,910)	37,907
Accumulated other
comprehensive income (loss)	2,146	2,146	(1,457)	3,602	(4,291)	2,146
	$215,514	$864,050	$940,846	$60,394	$(1,030,806)	$1,049,998

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 1, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$8,962	$8,962	$8,006	$2,047	$(19,015)	$8,962
Adjustments to reconcile net
income to cash provided by
operating activities:
Depreciation and amortization
expense	-	20	14,253	271	-	14,544
Fair value premium on purchased	-	-	304	-	-	304
inventory
Non-cash interest expense, net	-	2,662	-	-	-	2,662
Gain on foreign currency transactions	-	-	-	(1,093)	-	(1,093)
Loss on sale of asset	-	-	572	-	-	572
Other non-cash items	-	1,094	1,388	-	-	2,482
Deferred income taxes	-	-	1,535	1,257	-	2,792
Equity in subsidiaries' net income	(8,962)	(10,053)	-	-	19,015	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(30,280)	(2,431)	-	(32,711)
Inventories	-	-	(5,934)	(1,068)	-	(7,002)
Prepaid expenses and other
current assets	-	(1,303)	3,718	(279)	-	2,136
Accounts payable	-	(66)	10,308	1,260	-	11,502
Accrued expenses and taxes	-	(744)	7,094	1,282	-	7,632
Other	-	-	(2)	(175)	-	(177)
Net cash provided by
operating activities	-	572	10,962	1,071	-	12,605
Cash flows from investing activities:
Capital expenditures	-	-	(9,616)	(1,259)	-	(10,875)
Proceeds from sale of building	-	-	497	-	-	497
Acquisitions, net of cash acquired	-	(120,710)	-	-	-	(120,710)
Other	-	-	-	-	-	-
Net cash used in investing
activities	-	(120,710)	(9,119)	(1,259)	-	(131,088)
Cash flows from financing activities:
Proceeds from long-term debt	-	122,320	-	488	-	122,808
Proceeds from revolver borrowings	-	15,000	-	-	-	15,000
Proceeds from intercompany
investment, net	-	1,798	(1,798)	-	-	-
Payments on long-term debt	-	(936)	-	(64)	-	(1,000)
Payment on revolver borrowings	-	(15,000)	-	-	-	(15,000)
Debt issuance costs	-	(2,249)	-	-	-	(2,249)
Equity contribution	-	1,725	-	-	-	1,725
Net cash provided by
financing activities	-	122,658	(1,798)	424	-	121,284
Impact of exchange rate movement
on cash	-	-	-	157	-	157
Net increase (decrease) in cash
and cash equivalents	-	2,520	45	393	-	2,958
Cash and cash equivalents at the
beginning of the period	-	9,501	9,130	3,542	-	22,173
Cash and cash equivalents at the end
of the period	$-	$12,021	$9,175	$3,935	$-	$25,131

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 2, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$5,253	$5,253	$13,070	$768	$(19,091)	$5,253
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	9	12,775	221	-	13,005
Non-cash interest expense, net	-	2,377	-	-	-	2,377
Loss on foreign currency transactions	-	-	-	537	-	537
Deferred income taxes	-	3,576	(5,342)	362	-	(1,404)
Equity in subsidiaries' net income	(5,253)	(13,838)	-	-	19,091	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(27,819)	(2,254)	-	(30,073)
Inventories	-	-	(6,572)	(478)	-	(7,050)
Prepaid expenses and other
current assets	-	(1,790)	(508)	88	-	(2,210)
Accounts payable	-	-	25,282	3,303	-	28,585
Accrued expenses and taxes	-	(108)	2,555	(2,469)	-	(22)
Other	-	(767)	(2)	799	-	30
Net cash provided by (used in)
operating activities	-	(5,288)	13,439	877	-	9,028
Cash flows used in investing
activities:
Capital expenditures	-	(8)	(4,831)	(321)	-	(5,160)
Acquisitions, net of cash acquired	-	-	482	-	-	482
Net cash provided by (used in)
investing activities	-	(8)	(4,349)	(321)	-	(4,678)
Cash flows provided by (used in)
financing activities:
Proceeds from long-term debt	-	35,500	-	-	-	35,500
Proceeds from intercompany
investment, net	-	(2,400)	-	2,400	-	-
Payments on long-term debt	-	(12,696)	(7,061)	(137)	-	(19,894)
Return of equity contribution	-	(150)	-	-	-	(150)
Net cash provided by (used in)
financing activities	-	20,254	(7,061)	2,263	-	15,456
Impact of exchange rate movement
on cash	-	-	-	7	-	7
Net increase (decrease) in cash
and cash equivalents	-	14,958	2,029	2,826	-	19,813
Cash and cash equivalents at the
beginning of the period	-	1,923	3,483	1,388	-	6,794
Cash and cash equivalents at the end
of the period	$-	$16,881	$5,512	$4,214	$-	$26,607

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

General

We are a leading manufacturer of residential exterior building products in North America. We offer a comprehensive product line of vinyl siding and skirting, vinyl windows and doors, aluminum windows, and vinyl and composite fencing, railing and decking that serves both the home repair and remodeling and new home construction sectors in all 50 states and Western Canada. We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products. We have two reportable segments: (i) siding, fencing, railing and decking, and (ii) windows and doors.

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

Comparability. The data presented for the period ended July 1, 2006 includes the addition of Alenco for the period February 25, 2006 through July 1, 2006. As a result, the 2006 period will not be directly comparable to the 2005 period.

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

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate. If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates. Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory. Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at July 1, 2006 would result in a $0.8 million and $0.8 million impact upon SG&A expense and cost of products sold, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories. While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical. Our critical accounting policies include:

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

Inventories. Inventories in the accompanying consolidated and combined balance sheets are valued at the lower of cost or market. At July 1, 2006, and December 31, 2005 approximately $11.2 million and $9.8 million of total inventories, respectively, were valued on the last-in, first-out method, or “LIFO.” Under the first-in, first-out method, or “FIFO,” of accounting, such inventories would have been approximately $2.8 million higher at July 1, 2006 and December 31, 2005. All other inventories were valued under the FIFO method. We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

Goodwill and Indefinite Lived Intangibles Impairment. In accordance with SFAS No. 142, we perform annual tests for goodwill and indefinite lived intangibles impairment. We assess goodwill and indefinite lived intangibles which are not subject to amortization for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. Based upon our most recent analysis and the fact that no adverse events have been identified, we believe that no impairment of goodwill or indefinite lived intangibles existed at July 1, 2006 or December 31, 2005.

Insurance Liabilities. We record insurance liabilities and related expenses for health, workers’ compensation, product and general liability losses and other insurance expenses in accordance with either the contractual terms of their policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date. Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities. The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date. The Company relies on historical trends when determining the appropriate health insurance reserves to record in our consolidated balance sheets. The Company relies heavily on the advice and calculations of third-party actuarial consultants when determining the appropriate insurance reserves to record in our consolidated balance sheets for a substantial portion of our workers’ compensation and general and product liability losses. In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies.

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

	Three months ended		Six months ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005

Net Sales
Siding, Fencing, Railing and Decking	$128,652	$110,180	$229,206	$189,028
Windows and Doors	159,459	120,123	275,216	213,010
Operating earnings
Siding, Fencing, Railing and Decking	20,365	15,014	29,755	18,502
Windows and Doors	14,765	15,196	20,989	21,022
Unallocated	(1,076)	(882)	(2,461)	(1,709)
Foreign currency gain (loss)
Windows and Doors	1,164	(233)	1,093	(537)
Interest expense, net
Siding, Fencing, Railing and Decking	59	(42)	101	(442)
Windows and Doors	(370)	(315)	(769)	(1,048)
Unallocated	(16,630)	(13,572)	(31,443)	(26,962)
Other expense
Unallocated	(441)	-	(2,497)	-
Income tax expense
Unallocated	(6,958)	(6,058)	(5,720)	(3,573)

Net loss before cumulative effect
of accounting change	10,878	9,108	9,048	5,253
Cumulative effect of accounting change	-	-	(86)	-
Net income	$10,878	$9,108	$8,962	$5,253

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

Siding, Fencing, Railing and Decking Segment

	For the three months ended
(dollars in thousands)	July 1, 2006		July 2, 2005
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	$128,652	100.0%	$110,180	100.0%
Cost of products sold	97,648	75.9%	84,851	77.0%
Gross Profit	31,044	24.1%	25,329	23.0%
S,G&A expense	9,833	7.6%	9,508	8.6%
Amortization of intangible assets	806	0.6%	807	0.7%
Operating earnings	$20,365	15.8%	$15,014	13.6%

Net Sales

Net sales for the three months ended July 1, 2006 increased compared to the same period in 2005 by approximately $18.5 million, or 17%. The increase in net sales was driven by increased unit volume sold, as well as higher selling prices that were increased in response to industry wide increases in raw material and freight costs. The increase in units sold was driven by growth with new vinyl siding customers that were obtained during 2005. As a result, the Company believes that our unit volume growth of vinyl siding sales outperformed the industry during the second quarter of 2006 and that our market share of the vinyl siding industry increased for the second quarter of 2006 as compared to the second quarter of 2005.

Cost of Products Sold

Cost of products sold for the three months ended July 1, 2006 increased over the same period in 2005 by approximately $12.8 million, or 15%. The increase in cost of products sold was primarily due to increased sales volume and market wide increases in raw material costs, specifically PVC resin and aluminum, and higher freight expense related to carrier fuel costs. The market wide increase in raw material and freight costs were fully offset by selling price increases and material strategic sourcing and other cost savings initiatives that management implemented during the past twelve months.

Selling, general and administrative expense

SG&A expense for the three months ended July 1, 2006 increased by approximately $0.3 million, or 3%, from the same period in 2005. The increase in SG&A expenses was primarily driven by higher selling and marketing expenses related to the increase in net sales.

	For the six months ended
(dollars in thousands)	July 1, 2006		July 2, 2005
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	$229,206	100.0%	$189,028	100.0%
Cost of products sold	179,185	78.2%	151,070	79.9%
Gross Profit	50,021	21.8%	37,958	20.1%
S,G&A expense	18,655	8.1%	17,844	9.4%
Amortization of intangible assets	1,611	0.7%	1,612	0.9%
Operating earnings	$29,755	13.0%	$18,502	9.8%

Net Sales

Net sales for the six months ended July 1, 2006 increased compared to the same period in 2005 by approximately $40.2 million, or 21%. The increase in net sales was driven by increased unit volume sold, as well as higher selling prices that were increased in response to industry wide increases in raw material and freight costs. The increase in units sold was driven by growth with new vinyl siding customers that were obtained during 2005. As a result, the Company believes that our unit volume growth of vinyl siding sales outperformed the industry during the first six months of 2006 and that our market share of the vinyl siding industry increased for the first six months of 2006 as compared to the first six months of 2005.

Cost of Products Sold

Cost of products sold for the six months ended July 1, 2006 increased over the same period in 2005 by approximately $28.1 million, or 19%. The increase in cost of products sold was primarily due to increased sales volume and market wide increases in raw material costs, specifically PVC resin and aluminum, and higher freight expense related to carrier fuel costs. The market wide increase in raw material and freight costs were fully offset by selling price increases and material strategic sourcing and other cost savings initiatives that management implemented during the past twelve months.

Selling, general and administrative expense

SG&A expense for the six months ended July 1, 2006 increased by approximately $0.8 million, or 5%, from the same period in 2005. The increase in SG&A expenses was primarily driven by higher selling and marketing expenses related to the increase in net sales.

Windows and Doors Segment

	For the three months ended
(dollars in thousands)	July 1, 2006		July 2, 2005
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	$159,459	100.0%	$120,123	100.0%
Cost of products sold	121,603	76.3%	89,991	74.9%
Gross Profit	37,856	23.7%	30,132	25.1%
S,G&A expense	20,926	13.1%	13,302	11.1%
Amortization of intangible assets	2,165	1.4%	1,634	1.4%
Operating earnings	$14,765	9.3%	$15,196	12.7%
Currency transaction gain/(loss)	1,164	0.7%	(233)	-0.2%

Net Sales

Net sales for the three months ended July 1, 2006 increased over the same period in 2005 by approximately $39.3 million, or 33%. The increase in net sales was driven by the sales of Alenco, which was purchased in February of 2006 and contributed $39.7 of sales for the three months ended July 1, 2006. In addition, net sales were favorably impacted by higher selling prices that were increased in response to industry wide increases in raw material and freight costs. The favorable impact on net sales from higher selling prices was offset by lower demand for our Great Lakes Window brand repair and replacement window products that resulted from our inability to convert new customers during 2005 due to operational difficulties that we incurred in introducing our new repair and remodeling window product lines. Sales were also reduced by our transition of customers from an unprofitable mechanical window product that was produced at our Sarver, PA facility, which was closed in June of 2006, to other more efficient products that we produce at our other window manufacturing facilities.

Cost of Products Sold

Cost of products sold for the three months ended July 1, 2006 increased by approximately $31.6 million, or 35%, over the same period in 2005. The increase in cost of products sold was driven by higher sales volume, primarily from the additional sales volume from Alenco. Market wide increases in raw material and freight costs were offset by price increases and material cost synergies and savings in our new construction window and door products. In our repair and remodeling window and door products, raw material costs exceeded prior year costs primarily due to increases in PVC lineal costs during our transition from external sourcing to producing lineals within our MW lineal production facility. This transition will continue through the remainder of 2006.

Selling, general and administrative expense

SG&A expense for the three months ended July 1, 2006 increased by approximately $7.6 million, or 57%, over the same period in 2005. The increase in SG&A expense was driven by the addition of Alenco and timing on certain SG&A expenses within the year, as well as, costs incurred in our repair and remodeling business related to changes in management and consulting costs incurred to improve business performance. SG&A costs for the three months ended July 1, 2006 also include approximately $1.6 million of restructuring costs due to the closure of the Sarver, PA facility, and approximately $0.6 million due to the loss on the sale of the Sarver building.

Amortization of intangible assets

Amortization expense for the three months ended July 1, 2006 increased by approximately $0.5 million or 32%, due to the addition of Alenco operations during March 2006.

	For the six months ended
(dollars in thousands)	July 1, 2006		July 2, 2005
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	$275,216	100.0%	$213,010	100.0%
Cost of products sold	213,114	77.4%	161,538	75.8%
Gross Profit	62,102	22.6%	51,472	24.2%
S,G&A expense	37,200	13.5%	27,181	12.8%
Amortization of intangible assets	3,913	1.4%	3,269	1.5%
Operating earnings	$20,989	7.6%	$21,022	9.9%
Currency transaction gain/(loss)	1,093	0.4%	(537)	-0.3%

Net Sales

Net sales for the six months ended July 1, 2006 increased over the same period in 2005 by approximately $62.2 million, or 29%. The increase in net sales was primarily driven by sales of Alenco. Alenco contributed $53.7 million in sales during the first six months of 2006. The increase in net sales was also driven by increased demand for our new construction window and door products in both the U.S. and Canada, but was partially offset by lower demand for our Great Lakes Window repair and remodeling brand products that resulted from our inability to convert new customers during 2005 due to operational difficulties that we incurred in introducing our new repair and remodeling window product lines. Sales were also reduced by our transition of customers from an unprofitable mechanical window product that was produced at our Sarver, PA facility, which was closed in June of 2006, to other more efficient products that we produce at our other window manufacturing facilities.

Cost of Products Sold

Cost of products sold for the six months ended July 1, 2006 increased by approximately $51.6 million, or 32%, over the same period in 2005. The increase in cost of products sold was primarily driven by higher sales volume which includes the additional sales volume from Alenco. Market wide increases in raw material and freight costs were offset by price increases and material cost synergies and savings in our new construction window and door products. In our repair and remodeling window and door products, raw material costs exceeded prior year costs primarily due to increases in PVC lineal costs during our transition from external sourcing to producing lineals within our MW lineal production facility. This transition will continue through the remainder of 2006.

Selling, general and administrative expense

SG&A expense for the six months ended July 1, 2006 increased by approximately $10.0 million, or 37%, over the same period in 2005. The increase in SG&A expense was driven by the addition of Alenco and timing on certain SG&A expenses within the year, as well as, costs incurred in our repair and remodeling business related to changes in management and consulting costs incurred to improve business performance. SG&A costs for the 2006 period also include approximately $1.6 million of restructuring costs due to the closure of the Sarver, PA facility, and approximately $0.6 million due to the loss on the sale of the Sarver building.

Amortization of intangible assets

Amortization expense for the six months ended July 1, 2006 increased by approximately $0.6 million, due to the addition of Alenco operations during March 2006.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the Three Months Ended
(dollars in thousands)	July 1, 2006	July 2, 2005
	(unaudited)	(unaudited)
Statement of operations data:
Operating earnings (loss)	(1,076)	(882)
Interest expense	(17,198)	(14,073)
Investment income	257	144
Other expense	(441)	-
Income tax provision	(6,958)	(6,058)

Interest expense Interest expense for the three months ended July 1, 2006 increased by approximately $3.1 million over the same period in 2005 as a result of increased borrowings due to the Alenco Acquisition in February 2006 and higher interest rates on our variable rate debt.

Other expense Expenses recognized as ‘other expense’ during the three months ended July 1, 2006 include approximately $0.4 million for third-party charges associated with acquisition financing costs.

Income taxes The income tax provision for the three months ended July 1, 2006 increased approximately $0.9 million over the same period in 2005, primarily as a result of the higher pre-tax income for the 2006 period versus the 2005 period.

	For the Six Months Ended
(dollars in thousands)	July 1, 2006	July 2, 2005
	(unaudited)	(unaudited)
Statement of operations data:
Operating earnings (loss)	(2,461)	(1,709)
Interest expense	(32,524)	(28,675)
Investment income	413	223
Other expense	(2,497)	-
Income tax provision	(5,720)	(3,573)
Cumulative effect of accounting change	(86)	-

Interest expense Interest expense for the six months ended July 1, 2006 increased by approximately $3.8 million over the same period in 2005 as a result of increased borrowings due to the Alenco Acquisition in February 2006 and higher interest rates on our variable rate debt.

Other expense Expenses recognized as ‘other expense’ during the first six months of 2006 include approximately $2.5 million for third-party charges associated with acquisition financing costs.

Income taxes The income tax provision for the six months ended July 1, 2006 increased approximately $2.1 million over the same period in 2005, primarily as a result of the higher pre-tax income for the 2006 period versus the 2005 period.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our credit facility.

Net cash provided by operating activities for the first six months of 2006 and 2005 was approximately $12.6 million and $9.0 million, respectively. The increase in net cash provided by operating activities for the 2006 period compared to the 2005 period was primarily driven by larger net income generated in the first half of 2006.

Net cash used in investing activities for the first six months of 2006 and 2005 was approximately $131.1 million and $4.7 million, respectively. The increased cash used in investing activities during the 2006 period was driven by the cash used to fund the Alenco Acquisition. Our capital expenditures for the first six months of 2006 and 2005 were approximately $10.9 million and $5.2 million, respectively.

Net cash provided by financing activities for the first six months of 2006 and 2005 was approximately $121.3 million and $15.5 million, respectively. The cash provided by financing activities for the 2006 period was driven by the cash provided from our new capital structure that resulted from the consummation of the Alenco Acquisition, which includes our senior term loan facilities and $1.7 million of equity contribution.

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

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our senior credit facilities. As of July 1, 2006, we had $759.3 million of indebtedness and $67.6 million of availability under our revolving credit facility. The Company’s senior credit facility with a syndicate of financial institutions and institutional lenders provides for senior secured financing of up to $470.0 million, originally consisting of $400.0 million of term loan facilities maturing in August 2011 and a $70.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The term loan facilities were originally drawn in full and have two tranches, consisting of: i) a $375.0 million tranche under which Ply Gem Industries, Inc. is the borrower, ii) a $25.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower. As of July 1, 2006 the balances of the two tranches are approximately $374.1 million and $24.9 million, respectively. Ply Gem Industries, Inc. issued $360.0 million aggregate principal amount of its 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”), which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc.

During the first quarter of 2006, we borrowed $15.0 million under the revolving credit facility to fund our seasonal working capital requirements and first quarter capital expenditures. Approximately $1.8 million was repaid during February 2006. During the second quarter of 2006, the remaining balance borrowed under the revolving credit facility was repaid.

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

On July 25, 2005, we entered into an amendment to the credit facility. Under the terms of the amended agreement, we are permitted to use the excess cash flow and/or a portion of the revolving credit facility to repurchase up to $25.0 million aggregate principal amount of the Senior Subordinated Notes. Subject to market conditions, our capital needs and other factors, we may from time to time purchase up to $25.0 million aggregate principal amount of the 9% Senior Subordinated Notes in market transactions, privately negotiated sales or other transactions. As of July 1, 2006, we had not yet purchased any of our Senior Subordinated Notes.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year ending December 31, 2007. The Company is currently evaluating the effect FIN 48 will have on its consolidated financial statements.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal interest rate exposure relates to the term loans outstanding under our new senior credit facilities. We have approximately $399.0 million of term loans outstanding, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin. Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $1.0 million per year. We also have a revolving credit facility which provides for borrowings of up to $70.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities. Assuming the new revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year. In the future we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.
Our term loan facility has two tranches. Outstanding balances consist of a $374.0 million tranche under which Ply Gem Industries, Inc. is the borrower, and a $25.0 million tranche under which our Canadian subsidiary is the borrower.
Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar. For the three months ended July 1, 2006, the net impact of foreign currency changes to the Company’s results of operations was a gain of $1.2 million. The impact of foreign currency changes related to translation resulted in an increase in stockholder’s equity of approximately $1.1 million for the six months ended July 1, 2006. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure. For the six months ended July 1, 2006, we did not have any significant outstanding foreign currency hedging contracts.

Item 4.     CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of July 1, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting during the three-month period ended July 1, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment.  Current market forecasts indicate that single family housing starts for the new construction market will delcine in the second half of 2006 and in 2007.  If these market forecasts are correct, our sales may be adversely affected.

Item 6.  EXHIBITS

(a) Exhibits

Exhibit No.  Description of Exhibit

* 31.1	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

* 31.2	Certification by Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date: August 14, 2006

By: /s/ Lee D. Meyer
Lee D. Meyer
President and Chief Executive Officer

Date: August 14, 2006

By: /s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer,
Treasurer and Secretary