Form 10-Q
period 2006-11-08
PLY GEM HOLDINGS INC
filed 2006-11-13
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
or
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

As of November 13, 2006, there were 100 shares of common stock, $0.01 par value, outstanding.

* The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the indenture governing Ply Gem Industries, Inc.’s 9% senior subordinated notes due 2012.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations -
	Three months ended September 30, 2006 and October 1, 2005	2

	Condensed Consolidated Statements of Operations -
	Nine months ended September 30, 2006 and October 1, 2005	3

	Condensed Consolidated Balance Sheets -
	September 30, 2006 and December 31, 2005	4

	Condensed Consolidated Statements of Cash Flows -
	Nine months ended September 30, 2006 and October 1, 2005	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

	PART II - OTHER INFORMATION

Item 1A.	Risk Factors	39

Item 6.	Exhibits	39

	Signatures	40

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	September 30,	October 1,
	2006	2005
	(Amounts in thousands)

Net Sales	$257,058	$225,515
Costs and Expenses:
Cost of products sold	196,371	170,472
Selling, general and administrative expense	30,431	21,194
Amortization of intangible assets	2,910	2,439
Total Costs and Expenses	229,712	194,105
Operating earnings	27,346	31,410
Foreign currency gain (loss)	(79)	1,282
Interest expense	(16,985)	(14,482)
Investment income	373	244
Income before provision for income taxes	10,655	18,454
Provision for income taxes	4,123	7,183
Net Income	$6,532	$11,271

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended
	September 30,	October 1,
	2006	2005
	(Amounts in thousands)

Net Sales	$761,480	$627,553
Costs and Expenses:
Cost of products sold	588,670	483,080
Selling, general and administrative expense	88,747	67,928
Amortization of intangible assets	8,434	7,320
Total Costs and Expenses	685,851	558,328
Operating earnings	75,629	69,225
Foreign currency gain	1,014	745
Interest expense	(49,509)	(43,157)
Investment income	786	467
Other expense	(2,497)	-
Income before income taxes and
cumulative effect of accounting change	25,423	27,280
Provision for income taxes	9,843	10,756
Income before cumulative effect
of accounting change	15,580	16,524
Cumulative effect of accounting change,
net of income tax benefit of $57	(86)	-
Net Income	$15,494	$16,524

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2006	2005
	(Amounts in thousands, except
	share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$45,537	$22,173
Accounts receivable, less allowances of $7,435 and $8,320, respectively	103,142	70,357
Inventories:
Raw materials	41,836	31,415
Work in process	7,018	5,080
Finished goods	20,492	18,723
Total inventory	69,346	55,218
Prepaid expenses and other current assets	10,953	9,427
Deferred income taxes	14,919	13,330
Total current assets	243,897	170,505
Property and Equipment, at cost:
Land	1,377	2,020
Buildings and improvements	13,984	15,568
Machinery and equipment	140,093	119,225
Total property and equipment	155,454	136,813
Less accumulated depreciation	(40,179)	(27,085)
Total property and equipment, net	115,275	109,728
Other Assets:
Goodwill	671,472	578,992
Intangible assets, less accumulated amortization of $23,942 and $15,506,
respectively	172,626	152,894
Other	34,963	37,879
Total other assets	879,061	769,765
	$1,238,233	$1,049,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$4,000	$1,692
Accounts payable	55,654	42,342
Accrued expenses and taxes	76,673	64,019
Total current liabilities	136,327	108,053
Deferred income taxes	71,941	58,184
Other long term liabilities	38,230	32,471
Long-term debt, less current maturities	754,242	635,776
Stockholders' Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	180,919	175,461
Retained earnings	53,401	37,907
Accumulated other comprehensive income	3,173	2,146
Total stockholders' equity	237,493	215,514
	$1,238,233	$1,049,998

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,	October 1,
	2006	2005
	(Amounts in thousands)
Cash flows from operating activities:
Net Income	$15,494	$16,524
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization expense	22,723	19,496
Fair value premium on purchased inventory	304	-
Non-cash interest expense, net	3,982	3,669
(Gain) loss on foreign currency transactions	(1,014)	(745)
Loss on sale of building	572	-
Other non-cash items	2,482	-
Deferred income taxes	668	8,228
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	(21,883)	(32,271)
Inventories	(7,035)	1,556
Prepaid expenses and other current assets	3,687	(2,532)
Accounts payable	6,986	17,228
Accrued expenses and taxes	6,332	(10,516)
Other	(368)	35
Net cash provided by operating activities	32,930	20,672
Cash flows from investing activities:
Capital expenditures	(14,787)	(7,591)
Proceeds from sale of building	4,474	-
Acquisition of business, net of cash acquired	(120,754)	380
Other	-	-
Net cash used in investing activities	(131,067)	(7,211)
Cash flows from financing activities:
Proceeds from long-term debt	122,808	-
Proceeds from revolver borrowings	15,000	35,500
Payments on long-term debt	(2,000)	(8,881)
Payments on revolver borrowings	(15,000)	(21,500)
Debt issuance costs	(2,249)	-
Equity contribution	2,718	261
Net cash provided by financing activities	121,277	5,380
Impact of exchange rate movements on cash	224	199

Net increase in cash and cash equivalents	23,364	19,040

Cash and cash equivalents at the beginning of the period	22,173	6,794

Cash and cash equivalents at the end of the period	$45,537	$25,834

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. (referred to herein as “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 27, 2006. These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2005 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from January 1, 2006 through September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

On February 24, 2006 in connection with the Alenco Acquisition, a new holding company, Ply Gem Prime Holdings, Inc., was formed pursuant to a merger involving Ply Gem Investment Holdings, Inc. As a result, Ply Gem Prime Holdings, Inc. became the sole shareholder of Ply Gem Investment Holdings, Inc., each outstanding share of capital stock of Ply Gem Investment Holdings, Inc. was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime Holdings, Inc. and Ply Gem Prime Holdings, Inc. assumed Ply Gem Investment Holdings, Inc.’s obligations under the Ply Gem Investment Holdings 2004 Stock Option Plan and the Ply Gem Investment Holdings Phantom Stock Plan. In connection therewith, each outstanding stock option and phantom unit of Ply Gem Investment Holdings, Inc. was converted on a 1:1 basis into a stock option and phantom unit of Ply Gem Prime Holdings, Inc. On September 25, 2006, Ply Gem Prime Holdings, Inc. amended the Phantom Plan and awards thereunder in order to structure the awards and the Phantom Plan in a manner intended to comply with recently enacted rules governing nonqualified deferred compensation arrangements.

The accompanying financial statements include the consolidated results of operations for the Company for the three month and nine month periods ended September 30, 2006 and October 1, 2005, and consolidated financial position for the Company as of September 30, 2006 and December 31, 2005. The accompanying financial statements include the results of operations of Alenco for the period after the acquisition date of February 24, 2006.

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

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. At September 30, 2006 and December 31, 2005, approximately $11.6 million and $9.8 million of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”). Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $2.8 million higher at each of September 30, 2006 and at December 31, 2005. All other inventories were valued under the FIFO method. The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Related Party Transactions

The Company has entered into two advisory agreements with an affiliate of Caxton-Iseman Capital or related parties, or the “Caxton-Iseman Party”, which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”. Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.7 million and $0.8 million for the three month periods ended September 30, 2006 and October 1, 2005, respectively, and approximately $1.9 million and $1.8 million for the nine month periods ended September 30, 2006 and October 1, 2005, respectively. In connection with the Alenco Acquisition, pursuant to the General Advisory Agreement, in March 2006 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of AWC Holding Company ($2.4 million). Approximately $2.0 million of the fee was included in the AWC purchase price and approximately $0.4 million related to financing services was expensed.

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

For the nine month periods ending September 30, 2006 and October 1, 2005, the Company recorded a gain from foreign currency transactions of approximately $1.0 million and $0.7 million, respectively. As of September 30, 2006, and December 31, 2005 accumulated other comprehensive income included a currency translation adjustment of approximately $4.6 million and $3.6 million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of our siding, fencing, railing and decking segment was approximately $18.0 million and $6.3 million at September 30, 2006 and December 31, 2005, respectively. This customer accounted for approximately 17.7% of net sales for the nine month period ended September 30, 2006 and approximately 18.9% of net sales for the year ended December 31, 2005.

Fair Value of Financial Instruments

The carrying value of the Company’s senior subordinated notes was approximately $360.2 million and $360.3 million at September 30, 3006 and December 31, 2005, respectively. The fair value of the Company’s senior subordinated notes at September 30, 2006 and December 31, 2005 was estimated to be approximately $286.2 million and $319.5 million, respectively, based on available market information. The carrying value of the Company’s other financial instruments approximates their fair value.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of each pension and postretirement benefit plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for our December 31, 2007 financial statements. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. For our financial statements as of December 31, 2008 we will change our September 30 measurement date for our plans’ assets and obligations to comply with this requirement. The Company is currently evaluating the impact that the implementation of SFAS No. 158 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our December 31, 2007 financial statements, and the Company does not expect the adoption of SAB 108 to have a material effect on its financial statements.

2.	PURCHASE ACCOUNTING

On February 24, 2006, Ply Gem completed the Alenco Acquisition. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Alenco based upon fair values as of the date of the purchase. Alenco is a leading regional manufacturer of aluminum and vinyl windows and doors for the new home construction market in the fast-growing Southern regions of the United States. The addition of Alenco will expand the Company’s geographical reach into the southern regions and expands our window products offering with aluminum.

The purchase price, including approximately $6.0 million of value attributed to Ply Gem Prime Holdings, Inc. common stock issued to replace AWC Holding Company employee’s forfeited AWC Holding Company stock, was allocated to the assets and liabilities based on their fair values.  The following is a preliminary allocation of the purchase price.

(in thousands)
Other current assets, net of cash	$16,937
Inventories	7,312
Property, plant and equipment	10,580
Trademarks	7,000
Customer relationships	21,950
Goodwill	90,776
Other assets	198
Current liabilities	(11,883)
Other liabilities	(16,081)
Purchase price, net of cash acquired	$126,789

Management is also assessing certain liabilities assumed in the transaction and tax-related assets and liabilities.

Expenses of approximately $2.5 million were recognized as ‘other expense’ during the first nine months of 2006 for third-party charges associated with acquisition financing costs.

Unaudited pro forma results of operations for the nine month periods ended September 30, 2006 and October 1, 2005, and the three month period ended October 1, 2005 as if the purchase had occurred at the beginning of the periods are as follows:
	Nine months Ended September 30, 2006	Nine months Ended October 1, 2005
	(Amounts in thousands)

Net sales	$782,743	$729,577
Net income	16,421	19,163

Three months Ended October 1, 2005
(Amounts in thousands)

Net sales	$260,741
Net income	12,039

3.	INTANGIBLE ASSETS AND GOODWILL

The table that follows presents the components of intangible assets as of September 30, 2006 and December 31, 2005:

	Average Amortization Period (in Years)	Cost	Accumulated Amortization	Net Carrying Value
		(Amounts in thousands)
As of September 30, 2006:
Patents	13	$12,000	$(2,416)	$9,584
Trademarks/Tradenames	15	32, 145	(4,858)	27,287
Customer relationships	14	119,923	(16,668)	103,255
Total intangible assets		$164,068	$(23,942)	$140,126

Intangible with indefinite lives:
Trademarks		$32,500	$--	$32,500

As of December 31, 2005:
Patents	13	$12,000	$(1,738)	$10,262
Trademarks/Tradenames	15	25,900	(3,301)	22,599
Customer relationships	14	98,000	(10,467)	87,533
Total intangible assets		$135,900	$(15,506)	$120,394

Intangible with indefinite lives:
Trademarks		$32,500	$--	$32,500

Amortization expense for the nine month periods ended September 30, 2006 and October 1, 2005 was approximately $8.4 million and $7.3 million, respectively. Amortization expense for the remainder of 2006, and for the five succeeding fiscal years is estimated to be approximately $2.9 million, $11.6 million, $11.6 million, $11.6 million, $11.6 million, and $11.5 million, respectively. Due to the Sarver facility closure, intangible asset impairments of approximately $0.8 million were recognized in the second quarter of 2006 as Selling, general and administrative expense.

In the nine months ended September 30, 2003, goodwill increased by approximately $90.8 million for the Alenco Acquisition, and approximately $1.7 million due to currency translation changes.

4.	COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
	(Amounts in thousands)

Net income	$6,532	$11,271	$15,494	$16,524
Foreign currency translation adjustment	(34)	1,587	1,027	1,261

Comprehensive income	$6,498	$12,858	$16,521	$17,785

5.	LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at September 30, 2006 and December 31, 2005 consists of the following:

	September 30, 2006	December 31, 2005
	(Amounts in thousands)

Senior term loan facility	$398,000	$277,192
Senior subordinated notes	360,242	360,276
	758,242	637,468
Less current maturities	4,000	1,692
	$754,242	$635,776

The Company’s senior credit facility with a syndicate of financial institutions and institutional lenders provides for senior secured financing of up to $470.0 million, consisting of $400.0 million of term loan facilities maturing in August 2011 and a $70.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The term loan facility was drawn in full in and has two tranches, originally consisting of: 1) a $375.0 million tranche under which Ply Gem Industries, Inc. is the borrower, and 2) a $25.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower. As of September 30, 2006 the balances of the two tranches are approximately $373.1 million and $24.9 million, respectively.

During the first quarter of 2006 the Company borrowed $15.0 million under the revolving credit facility and repaid approximately $1.8 million. During the second quarter of 2006 the Company repaid the remaining $13.2 million. The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement. Our rates at September 30, 2006 ranged from 7.6% to 7.7%.

Our senior credit facilities require scheduled quarterly principal payments on the term loan facilities of $1.0 million each quarter through March 2011 and a payment of $380.0 million on the maturity date, allocated pro rata between the two tranches.

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

The table that follows is a summary of maturities of all of the Company’s long-term debt obligations due in each twelve month period after September 30, 2006: (Amounts in thousands)

Twelve month period ending:
September 30, 2006	$4,000
September 29, 2007	4,000
September 27, 2008	4,000
October 3, 2009	4,000
October 2, 2010	382,000
Thereafter	360,242
$758,242

As of September 30, 2006, the Company had $67.6 million of availability under our revolving credit facility. Approximately $2.4 million of letters of credit have been issued under our senior credit facility. Further, approximately $3.2 million of letters of credit have been issued apart from the senior credit facility to secure certain environmental obligations.

Subsequent to the end of the third quarter, in connection with its acquisition of Alcoa Home Exteriors, Inc. (the “AHE Acquisition”), the Company entered into an amendment to its existing credit agreement. Under the terms of the amended agreement, the Company borrowed an additional $187.0 million in U.S. term loans to fund the AHE Acquisition, which was completed on October 31, 2006 (see Note 12). Additionally, the Company entered into a Second Lien Credit Agreement and borrowed $105.0 million, also used to fund the AHE Acquisition.  In conncection with the amended credit agreement, the financial covenant requirements under the credit facilities were also amended.

6.	PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the nine months ended September 30, 2006	For the nine months ended October 1, 2005
	(Amounts in thousands)

Service cost	$247	$253
Interest cost	1,406	1,440
Expected return on plan assets	(1,374)	(1,241)

Net periodic expense	$279	$452

7.	COMMITMENTS AND CONTINGENCIES

Nortek, the former parent of Ply Gem Industries, Inc., has agreed to indemnify the Company for certain liabilities. In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable. The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek. A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $9.0 million as of September 30, 2006.

The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries. As of September 30, 2006 and December 31, 2005, the Company has recorded liabilities included in Accrued expenses and Other long term liabilities in relation to these indemnifications of approximately $9.0 million and $9.1 million, respectively, consisting of the following:

	(Amounts in thousands)
	September 30, 2006	December 31, 2005
Product claim liabilities	$3,795	$3,801
Long-term lease liabilities	208	231
Multiemployer pension plan withdrawal liability	3,902	4,028
Other	1,046	1,054
	$8,951	$9,114

The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale, which is recorded in Accrued expenses and Other long term liabilities. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary. As of September 30, 2006, warranty liabilities of approximately $4.7 million have been recorded in current liabilities and approximately $7.5 million have been recorded in long term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the nine months ended September 30, 2006	For the nine months ended October 1, 2005
	(Amounts in thousands)
Balance, beginning of period	$10,790	$11,095
Warranty expense provided during period	1,323	2,510
Settlements made during period	(1,412)	(2,544)
Liability assumed with Alenco Acquisition	1,461	-
Balance, end of period	$12,162	$11,061

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

8.	ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(Amounts in thousands)

Insurance	$6,720	$4,660
Employee compensation and benefits	18,642	11,727
Sales and marketing	18,668	16,061
Product warranty	4,658	4,331
Short-term product claim liability	2,321	2,321
Interest	6,943	16,576
Federal taxes	4,611	285
Other taxes	3,306	1,911
Other, net	10,804	6,147
	$76,673	$64,019

Other long-term liabilities consist of the following at September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005
	(Amounts in thousands)

Insurance	$3,474	$1,731
Pension liabilities	13,244	14,974
Product warranty	7,504	6,459
Long-term product claim liability	1,474	1,480
Employee compensation	4,256	-
Contingent tax liability	6,646	6,646
Other	1,632	1,181
	$38,230	$32,471

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

Effective January 1, 2006 the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” The Company elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods were not restated to reflect the impact of SFAS No. 123(R). In accordance with SFAS No. 123(R), the Company considered these options to be liability-classified awards based on the fact that the employee has the ability to put shares back to the company in certain circumstances, thus avoiding exposure to the risk and rewards of ownership for a reasonable period of time. On September 29, 2006 the Company amended the put right section of its Stockholders’ Agreement to require that Stockholders must have held vested shares for a minimum of six-months from the last day of the quarter during which such shares vested in order to receive the put right price formula for vested shares to ensure that stockholders are exposed to the risks and rewards of true equity ownership. As a result, the Company modified its accounting treatment, and as of September 30, 2006 will treat these stock options as equity-classified awards.

The value of the options did not change due to the modification to the Stockholder’s Agreement, and no additional compensation expense was recorded.

As a result of adopting SFAS No. 123(R), a cumulative effect of accounting change for approximately $0.09 million (net of a tax benefit of approximately $0.06 million) was recognized during the first quarter of 2006. Due to the decrease in the value of the options, a reduction of compensation expense of approximately $0.02 million and $0.08 million was recognized for the three month and nine months ended September 30, 2006. The implementation of SFAS No. 123(R) did not have any impact on cash flows during the first nine months of 2006.

Prior to the modifications, the fair value of each option was estimated on the date of grant and updated each reporting period using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:
	As of September 30, 2006	As of January 1, 2006
Weighted average fair value of options granted	$1.01	$3.47
Weighted average assumptions used:
Expected volatility	30%	30%
Expected term (in years)	5	5
Risk-free interest rate	4.59%	4.35%
Expected dividend yield	0%	0%

Due to the fact that Ply Gem Prime Holding Inc.’s shares are not publicly traded, a third-party valuation specialist was retained to assist in the determination of the fair value of the shares, which was determined to be $10.00 per share and $6.00 per share at December 31, 2005 and September 30, 2006, respectively. The Company estimated its expected volatility through the review of several market indicators, including peer companies.

Before adopting FASB 123(R), the Company accounted for employee options in accordance with APB 25. No stock-based employee compensation cost was reflected in the Statement of Operations, as all options granted under the plan had an exercise price at least equal to the fair value of the underlying common stock on the date of grant. For the three and nine month periods ended October 1, 2005, the Company presented pro forma net income of approximately $11.3 million and $16.5 million, respectively, as if the Company had applied the fair value recognition provisions of SFAS No. 123.

A summary of changes in stock options outstanding during the nine months ended September 30, 2006 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2006	134,594	$10.00	7.71
Granted	29,300	$10.00	9.65
Forfeited or expired	(5,900)	$10.00	-
Balance at September 30, 2006	157,994	$10.00	8.08

As of September 30, 2006, no options have vested. At September 30, 2006, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over the weighted average period of 3.08 years.

Other Share-Based compensation

Upon completion of the acquisitions of Ply Gem Industries, Inc. (the “Ply Gem Acquisition”) and MWM Holding, Inc. (the “MW Acquisition”), certain members of management contributed their investments in predecessor companies in exchange for phantom common stock units in Ply Gem Investment Holdings, Inc., which were governed by the Ply Gem Prime Investment Holdings, Inc. Phantom Stock Plan. As described above, in connection with the Alenco Acquisition, Ply Gem Prime Holdings, Inc. assumed Ply Gem Investment Holdings, Inc.’s obligations under the Phantom Plan, and each outstanding phantom unit of Ply Gem Investment Holdings, Inc. was converted on a 1:1 basis into a phantom unit of Ply Gem Prime Holdings, Inc. (References to the “Phantom Plan” in this section refer to the predecessor and amended versions of such plan.)

Under the Phantom Plan (until it, and the units outstanding thereunder, were subsequently amended, as described below), each participant’s interest in the plan was recorded in a bookkeeping account, and each account was deemed invested in Ply Gem Prime Holdings, Inc.’s stock. No stock was initially issued under the Phantom Plan, but, upon liquidation and payment of a participant’s account under the Phantom Plan, the value of the account generally was to be paid to the participant either in shares of Ply Gem Prime Holdings, Inc.’s stock having a fair value equal to the account balance or in cash, at the discretion of Ply Gem Prime Holdings, Inc.

Certain terms of the Phantom Plan were governed by the Ply Gem Prime Holdings, Inc.’s Stockholders’ Agreement (and the predecessor agreement for Ply Gem Investment Holdings, Inc.), which gave the participant put rights in certain circumstances which allowed the participant to put the stock back to Ply Gem Prime Holdings, Inc. at a price determined using predefined formulas contained in the Stockholders’ Agreement and the Phantom Plan. The Stockholders’ Agreement and the Phantom Plan contained two separate put right price formulas that were used to determine the participants’ account balances. The determination of which put right price formula was applicable to each of the participants’ phantom common stock awards was based upon the participant’s reaching certain vesting requirements described in the Stockholders’ Agreement. Based on the above, the Company accounted for these awards of phantom common shares under the modified prospective transition method of SFAS No. 123(R) as liability-classified awards.

On September 25, 2006, the Company amended the Phantom Plan, so that each award under the Phantom plan was converted into a cash-denominated account earning interest through a fixed date. Phantom common shares valued at approximately $1.7 million were paid out, and approximately $1.2 million of common stock was purchased by the holders of the phantom common shares. Approximately $1.7 million was recognized as compensation expense during the third quarter of 2006 as a result of the pay out of Phantom common shares, and approximatley $0.9 million was recognized as compensation expense during the third quarter of 2006 as a result of the pay out of Phantom preferred shares.

At December 31, 2005 these awards were not recorded as a liability on the balance sheet, due to the fact that the repurchase price under the put right formula was less than $0.

A summary of changes in phantom common stock units outstanding during the quarter ended September 30, 2006 is presented below:
Phantom Common Stock Units
Balance at January 1, 2006	179,915
Repurchased	(13,590)
Converted to cash account	(166,325)
Balance at September 30, 2006	-

Upon completion of each of the Ply Gem Acquisition, MW Acquisition and Alenco Acquisition, certain members of management made a cash contribution to Ply Gem Prime Holdings, Inc. in exchange for shares of Ply Gem Prime Holdings, Inc.’s common stock. (As described above, investments in connection with the Ply Gem Acquisition and the MW Acquisition were in Ply Gem Investment Holdings, Inc. common stock, which stock was later converted into Ply Gem Prime Holdings, Inc. common stock in connection with the Alenco Acquisition.) Management’s shares of common stock are governed by the Ply Gem Prime Holdings, Inc. Stockholders’ Agreement which gives the management participants put rights in certain circumstances which allow the participants to put the stock back to Ply Gem Prime Holdings, Inc. at a price that is determined using defined formulas contained within the Stockholders’ Agreement. The Stockholders’ Agreement contains two separate put right price formulas. The determination of which put right price formula will be applicable to each of the participant’s common stock shares is based upon the participants reaching certain vesting requirements which are described in the Stockholders’ Agreement. The common shares generally vest at a rate of 20% per year of service, but may vest earlier if certain events occur. Based on the above, the Company has accounted for these awards of common shares under the modified transition method of SFAS No. 123(R) as liability-classified awards.

On September 29, 2006 the Company amended the put right section of its Stockholders’ Agreement to require that Stockholders must have held vested shares for a minimum of six-months from the last day of the quarter during which such shares vested in order to receive the put right price formula for vested shares to ensure that stockholders are exposed to the risks and rewards of true equity ownership. As a result, the Company modified its accounting treatment, and as of September 30, 2006, will treat these as equity classified awards. On September 29, 2006, the repurchase price under the put right formula was less than $0. As such, no compensation cost will be recognized for these shares.

At December 31, 2005 these awards were not recorded as a liability on the balance sheet, due to the fact that the repurchase price under the put right formula was less than $0.

Common Stock Shares Owned by Management
Balance at January 1, 2006	426,904
Shares issued	360,810
Shares issued after Phantom plan change	118,804
Shares repurchased	(28,710)
Balance at September 30, 2006	877,808

10. RESTRUCTURING

During the second quarter of 2006, the Company announced the restructuring of it’s subsidiary, Napco Window Systems, Inc., which included the closure of the production facility located in Sarver, PA. The closure of the Sarver facility is expected to reduce costs and increase operating efficiencies by increasing capacity utilization. Most of the production of the Sarver, PA facility is expected to be absorbed by other locations, primarily the Toledo, OH facility.

Restructuring costs included termination benefits and asset impairments. Termination benefits of approximately $0.2 million are comprised of severance-related payments for all employees terminated in connection with the plant closure. Asset impairments of approximately $0.8 million were recognized for intangible assets consisting of tradenames and customer relationships. Losses of approximately $0.6 million were incurred for inventory and equipment write-downs. The restructuring costs, impairment, and losses from asset write-downs totaling approximately $1.6 million were recorded during the second quarter of 2006 in Selling, general and administrative expense in the Windows and Doors segment.

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

The Company has two reportable segments: 1) siding, fencing, railing, and decking and 2) windows and doors.

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

Following is a summary of the Company’s segment information.

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net Sales
Siding, Fencing, Railing and Decking	$110,055	$104,928	$339,261	$293,956
Windows and Doors	147,003	120,587	422,219	333,597
	$257,058	$225,515	$761,480	$627,553
Operating earnings
Siding, Fencing, Railing and Decking	$15,615	$16,358	$45,372	$34,859
Windows and Doors	16,361	15,815	37,348	36,838
Unallocated	(4,630)	(763)	(7,091)	(2,472)
	$27,346	$31,410	$75,629	$69,225

	As of	As of
	September 30, 2006	December 31, 2005
Total Assets
Siding, Fencing, Railing and Decking	$476,809	$468,679
Windows and Doors	693,545	534,828
Unallocated	67,879	46,491
	$1,238,233	$1,049,998

12.  SUBSEQUENT EVENTS

On October 31, 2006, Ply Gem completed the AHE Acquisition in accordance with a stock purchase agreement entered into among Ply Gem, Alcoa Securities Corporation and Alcoa Inc. Pursuant to the Stock Purchase Agreement, Ply Gem purchased all of the issued and outstanding shares of common stock of AHE so that, immediately following the completion of such purchase, AHE became wholly owned by Ply Gem. The purchase price paid by Ply Gem was approximately $305.0 million of cash. In accordance with the General Advisory Agreement with Caxton-Iseman, the Company paid a transaction fee to an affiliate of Caxton-Iseman of $6.1 million in October 2006.

13. GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The senior subordinated notes due in 2012 are secured by full and unconditional guarantees on a joint and several basis from certain of the Company’s 100% owned subsidiaries. Accordingly, the following guarantor and non-guarantor information is presented as of September 30, 2006 and for the three month and nine month periods ended September 30, 2006 and October 1, 2005. The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$238,443	$18,615	$-	$257,058
Costs and Expenses:
Cost of products sold	-	-	183,847	12,524	-	196,371
Selling, general and
administrative expense	-	4,630	22,826	2,975	-	30,431
Intercompany administrative
charges	-	(2,384)	2,384	-	-	-
Amortization of intangible assets	-	-	2,910	-	-	2,910
Total Costs and Expenses	-	2,246	211,967	15,499	-	229,712
Operating earnings	-	(2,246)	26,476	3,116	-	27,346
Foreign currency loss	-	-	-	(79)	-	(79)
Intercompany interest	-	15,899	(15,688)	(211)	-	-
Interest expense	-	(16,478)	-	(507)	-	(16,985)
Investment income	-	272	56	45	-	373
Income before equity in
subsidiaries' income	-	(2,553)	10,844	2,364	-	10,655
Equity in subsidiaries' income	6,532	8,064	-	-	(14,596)	-
Income before provision
for income taxes	6,532	5,511	10,844	2,364	(14,596)	10,655
Provision for income taxes	-	(1,021)	4,341	803	-	4,123
Net income	$6,532	$6,532	$6,503	$1,561	$(14,596)	$6,532

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended October 1, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$207,778	$17,737	$-	$225,515
Costs and Expenses:
Cost of products sold	-	-	158,663	11,809	-	170,472
Selling, general and
administrative expense	-	1,548	16,918	2,728	-	21,194
Intercompany administrative
charges	-	9,214	(9,214)	-	-	-
Amortization of intangible assets	-	-	2,439	-	-	2,439
Total Costs and Expenses	-	10,762	168,806	14,537	-	194,105
Operating earnings	-	(10,762)	38,972	3,200	-	31,410
Foreign currency gain	-	-	-	1,282	-	1,282
Intercompany interest	-	36,354	(36,090)	(264)	-	-
Interest expense	-	(14,039)	(42)	(401)	-	(14,482)
Investment income	-	96	133	15	-	244
Income before equity in
subsidiaries' income	-	11,649	2,973	3,832	-	18,454
Equity in subsidiaries' income	11,271	4,282	-	-	(15,553)	-

Income before provision
for income taxes	11,271	15,931	2,973	3,832	(15,553)	18,454
Provision for income taxes	-	4,660	1,221	1,302	-	7,183
Net income	$11,271	$11,271	$1,752	$2,530	$(15,553)	$11,271

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$711,900	$49,580	$-	$761,480
Costs and Expenses:
Cost of products sold	-	-	554,465	34,205	-	588,670
Selling, general and
administrative expense	-	7,091	72,640	9,016	-	88,747
Intercompany administrative
charges	-	(7,117)	7,117	-	-	-
Amortization of intangible assets	-	-	8,434	-	-	8,434
Total Costs and Expenses	-	(26)	642,656	43,221	-	685,851
Operating earnings	-	26	69,244	6,359	-	75,629
Foreign currency gain	-	-	-	1,014	-	1,014
Intercompany interest	-	45,892	(45,260)	(632)	-	-
Interest expense	-	(48,122)	-	(1,387)	-	(49,509)
Investment income	-	473	202	111	-	786
Other expense	-	(2,497)	-	-	-	(2,497)
Income (loss) before equity in
subsidiaries' income	-	(4,228)	24,186	5,465	-	25,423
Equity in subsidiaries' income	15,494	18,117	-	-	(33,611)	-

Income before income taxes
and cumulative effect of accounting change	15,494	13,889	24,186	5,465	(33,611)	25,423
Provision (benefit) for income taxes	-	(1,691)	9,676	1,858	-	9,843
Income before cumulative
effect of accounting change	15,494	15,580	14,510	3,607	(33,611)	15,580
Cumulative effect of accounting change	-	(86)	-	-	-	(86)
Net income	$15,494	$15,494	$14,510	$3,607	$(33,611)	$15,494

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended October 1, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$584,146	$43,407	$-	$627,553
Costs and Expenses:
Cost of products sold	-	-	453,274	29,806	-	483,080
Selling, general and
administrative expense	-	4,441	55,926	7,561	-	67,928
Intercompany administrative
charges	-	(5,844)	5,844	-	-	-
Amortization of intangible assets	-	-	7,320	-	-	7,320
Total Costs and Expenses	-	(1,403)	522,364	37,367	-	558,328
Operating earnings	-	1,403	61,782	6,040	-	69,225
Foreign currency gain	-	-	-	745	-	745
Intercompany interest	-	36,851	(36,090)	(761)	-	-
Interest expense	-	(41,099)	(999)	(1,059)	-	(43,157)
Investment income	-	185	251	31	-	467
Income (loss) before equity in
subsidiaries' income	-	(2,660)	24,944	4,996	-	27,280
Equity in subsidiaries' income	16,524	18,120	-	-	(34,644)	-

Income (loss) before provision (benefit)
for income taxes	16,524	15,460	24,944	4,996	(34,644)	27,280
Provision (benefit) for income taxes	-	(1,064)	10,122	1,698	-	10,756
Net income	$16,524	$16,524	$14,822	$3,298	$(34,644)	$16,524

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$31,447	$7,655	$6,435	$-	$45,537
Accounts receivable, net	-	-	93,884	9,258	-	103,142
Inventories:
Raw materials	-	-	38,113	3,723	-	41,836
Work in process	-	-	5,709	1,309	-	7,018
Finished goods	-	-	18,448	2,044	-	20,492
Total inventory	-	-	62,270	7,076	-	69,346
Prepaid expenses and other
current assets	-	2,965	7,487	501	-	10,953
Deferred income taxes	-	-	14,919	-	-	14,919
Total current assets	-	34,412	186,215	23,270	-	243,897
Investments in subsidiaries	237,493	161,655	-	-	(399,148)	-
Property and Equipment, at cost:
Land	-	-	1,220	157	-	1,377
Buildings and improvements	-	106	13,137	741	-	13,984
Machinery and equipment	-	49	135,462	4,582	-	140,093
-		155	149,819	5,480	-	155,454
Less accumulated depreciation	-	(75)	(38,825)	(1,279)	-	(40,179)
Total property and equipment,
net	-	80	110,994	4,201	-	115,275
Other Assets:
Goodwill	-	-	629,341	42,131	-	671,472
Intangible assets, net	-	-	172,626	-	-	172,626
Intercompany note receivable	-	771,345	-	-	(771,345)	-
Other	-	34,751	212	-	-	34,963
Total other assets	-	806,096	802,179	42,131	(771,345)	879,061
	$237,493	$1,002,243	$1,099,388	$69,602	$(1,170,493)	$1,238,233

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$3,750	$-	$250	$-	$4,000
Accounts payable	-	52	50,758	4,844	-	55,654
Accrued expenses and taxes	-	15,054	58,269	3,350	-	76,673
Total current liabilities	-	18,856	109,027	8,444	-	136,327
Deferred income taxes	-	-	69,363	2,578	-	71,941
Intercompany note payable	-	-	761,999	9,346	(771,345)	-
Other long term liabilities	-	16,277	20,963	990	-	38,230
Long-term debt, less current
maturities	-	729,617	-	24,625	-	754,242
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	180,919	180,919	96,609	6,047	(283,575)	180,919
Retained earnings	53,401	53,401	42,884	12,943	(109,228)	53,401
Accumulated other
comprehensive income (loss)	3,173	3,173	(1,457)	4,629	(6,345)	3,173
	$237,493	$1,002,243	$1,099,388	$69,602	$(1,170,493)	$1,238,233

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$9,501	$9,130	$3,542	$-	$22,173
Accounts receivable, net	-	-	63,714	6,643	-	70,357
Inventories:
Raw materials	-	-	27,821	3,594	-	31,415
Work in process	-	-	4,249	831	-	5,080
Finished goods	-	-	16,891	1,832	-	18,723
Total inventory	-	-	48,961	6,257	-	55,218
Prepaid expenses and other
current assets	-	1,372	7,699	356	-	9,427
Deferred income taxes	-	-	13,330	-	-	13,330
Total current assets	-	10,873	142,834	16,798	-	170,505
Investments in subsidiaries	215,514	164,946	-	-	(380,460)	-
Property and Equipment, at cost:
Land	-	-	1,870	150	-	2,020
Buildings and improvements	-	106	14,815	647	-	15,568
Machinery and equipment	-	49	115,932	3,244	-	119,225
-		155	132,617	4,041	-	136,813
Less accumulated depreciation	-	(44)	(26,192)	(849)	-	(27,085)
Total property and equipment,
net	-	111	106,425	3,192	-	109,728
Other Assets:
Goodwill	-	-	538,588	40,404	-	578,992
Intangible assets, net	-	-	152,894	-	-	152,894
Intercompany note receivable	-	650,346	-	-	(650,346)	-
Other	-	37,774	105	-	-	37,879
Total other assets	-	688,120	691,587	40,404	(650,346)	769,765
	$215,514	$864,050	$940,846	$60,394	$(1,030,806)	$1,049,998

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$1,443	$-	$249	$-	$1,692
Accounts payable	-	149	38,825	3,368	-	42,342
Accrued expenses and taxes	-	21,477	39,667	2,875	-	64,019
Total current liabilities	-	23,069	78,492	6,492	-	108,053
Deferred income taxes	-	-	56,947	1,237	-	58,184
Intercompany note payable	-	-	641,000	9,346	(650,346)	-
Other long term liabilities	-	12,855	18,664	952	-	32,471
Long-term debt, less current
maturities	-	611,512	-	24,264	-	635,776
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	175,461	175,461	103,161	5,637	(284,259)	175,461
Intercompany dividends	-	1,100	-	(1,100)	-	-
Retained earnings	37,907	37,907	44,039	9,964	(91,910)	37,907
Accumulated other
comprehensive income (loss)	2,146	2,146	(1,457)	3,602	(4,291)	2,146
	$215,514	$864,050	$940,846	$60,394	$(1,030,806)	$1,049,998

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$15,494	$15,494	$14,510	$3,607	$(33,611)	$15,494
Adjustments to reconcile net
income to cash provided by
operating activities:
Depreciation and amortization
expense	-	31	22,265	427	-	22,723
Fair value premium on purchased	-	-	304	-	-	304
inventory
Non-cash interest expense, net	-	3,982	-	-	-	3,982
Gain on foreign currency transactions	-	-	-	(1,014)	-	(1,014)
Loss on sale of asset	-	-	572	-	-	572
Other non-cash items	-	1,094	1,388	-	-	2,482
Deferred income taxes	-	-	(584)	1,252	-	668
Equity in subsidiaries' net income	(15,494)	(18,117)	-	-	33,611	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(19,603)	(2,280)	-	(21,883)
Inventories	-	-	(6,488)	(547)	-	(7,035)
Prepaid expenses and other
current assets	-	(1,431)	5,229	(111)	-	3,687
Accounts payable	-	(97)	5,782	1,301	-	6,986
Accrued expenses and taxes	-	(6,480)	11,480	1,332	-	6,332
Other	-	-	(3)	(365)	-	(368)
Net cash provided by
operating activities	-	(5,524)	34,852	3,602	-	32,930
Cash flows from investing activities:
Capital expenditures	-	-	(13,492)	(1,295)	-	(14,787)
Proceeds from sale of building	-	-	4,474	-	-	4,474
Acquisitions, net of cash acquired	-	(120,754)	-	-	-	(120,754)
Other	-	-	-	-	-	-
Net cash used in investing
activities	-	(120,754)	(9,018)	(1,295)	-	(131,067)
Cash flows from financing activities:
Proceeds from long-term debt	-	122,320	-	488	-	122,808
Proceeds from revolver borrowings	-	15,000	-	-	-	15,000
Proceeds from intercompany
investment, net	-	27,309	(27,309)	-	-	-
Payments on long-term debt	-	(1,874)	-	(126)	-	(2,000)
Payment on revolver borrowings	-	(15,000)	-	-	-	(15,000)
Debt issuance costs	-	(2,249)	-	-	-	(2,249)
Equity contribution	-	2,718	-	-	-	2,718
Net cash provided by
financing activities	-	148,224	(27,309)	362	-	121,277
Impact of exchange rate movement
on cash	-	-	-	224	-	224
Net increase (decrease) in cash
and cash equivalents	-	21,946	(1,475)	2,893	-	23,364
Cash and cash equivalents at the
beginning of the period	-	9,501	9,130	3,542	-	22,173
Cash and cash equivalents at the end
of the period	$-	$31,447	$7,655	$6,435	$-	$45,537

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 1, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$16,524	$16,524	$14,822	$3,298	$(34,644)	$16,524
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	19	19,113	364	-	19,496
Non-cash interest expense, net	-	3,669	-	-	-	3,669
Gain on foreign currency transactions	-	-	-	(745)	-	(745)
Deferred income taxes	-	13,707	(6,268)	789	-	8,228
Equity in subsidiaries' net income	(16,524)	(18,120)	-	-	34,644	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(29,039)	(3,232)	-	(32,271)
Inventories	-	-	2,240	(684)	-	1,556
Prepaid expenses and other
current assets	-	(2,117)	(584)	169	-	(2,532)
Accounts payable	-	-	15,335	1,893	-	17,228
Accrued expenses and taxes	-	(7,695)	(784)	(2,037)	-	(10,516)
Other	-	14	(1)	22	-	35
Net cash provided by (used in)
operating activities	-	6,001	14,834	(163)	-	20,672
Cash flows used in investing
activities:
Capital expenditures	-	(7)	(7,143)	(441)	-	(7,591)
Acquisitions, net of cash acquired	-	(409)	-	789	-	380
Net cash provided by (used in)
investing activities	-	(416)	(7,143)	348	-	(7,211)
Cash flows provided by (used in)
financing activities:
Proceeds from long-term debt	-	35,500	-	-	-	35,500
Proceeds from intercompany
investment, net	-	(2,400)	-	2,400	-	-
Payments on long-term debt	-	(23,181)	(7,000)	(200)	-	(30,381)
Return of equity contribution	-	261	-	-	-	261
Net cash provided by (used in)
financing activities	-	10,180	(7,000)	2,200	-	5,380
Impact of exchange rate movement
on cash	-	-	-	199	-	199
Net increase (decrease) in cash
and cash equivalents	-	15,765	691	2,584	-	19,040
Cash and cash equivalents at the
beginning of the period	-	1,923	3,483	1,388	-	6,794
Cash and cash equivalents at the end
of the period	$-	$17,688	$4,174	$3,972	$-	$25,834

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

On October 31, 2006, Ply Gem completed the AHE Acquisition in accordance with a stock purchase agreement entered into among Ply Gem, Alcoa Securities Corporation and Alcoa Inc. Pursuant to the Stock Purchase Agreement, Ply Gem purchased all of the issued and outstanding shares of common stock of AHE so that, immediately following the completion of such purchase, AHE became wholly owned by Ply Gem.

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

Comparability. The data presented for the periods ended September 30, 2006 includes the addition of Alenco for the period February 25, 2006 through September 30, 2006. As a result, the 2006 period will not be directly comparable to the 2005 period. In addition, because of the AHE Acquisition during the fourth quarter of 2006, future periods will not be comparable to the periods in 2005 or 2006 periods prior to the AHE Acquisition.

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

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate. If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates. Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory. Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at September 30, 2006 would result in a $0.7 million and $0.7 million impact upon SG&A expense and cost of products sold, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories. While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical. Our critical accounting policies include:

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

Inventories. Inventories in the accompanying consolidated and combined balance sheets are valued at the lower of cost or market. At September 30, 2006, and December 31, 2005 approximately $11.6 million and $9.8 million of total inventories, respectively, were valued on the last-in, first-out method, or “LIFO.” Under the first-in, first-out method, or “FIFO,” of accounting, such inventories would have been approximately $2.8 million higher at each of September 30, 2006 and December 31, 2005. All other inventories were valued under the FIFO method. We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

Goodwill and Indefinite Lived Intangibles Impairment. In accordance with SFAS No. 142, we perform annual tests for goodwill and indefinite lived intangibles impairment. We assess goodwill and indefinite lived intangibles which are not subject to amortization for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. Based upon our most recent analysis and the fact that no adverse events have been identified, we believe that no impairment of goodwill or indefinite lived intangibles existed at September 30, 2006 or December 31, 2005.

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

	Three months ended		Nine months ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Net Sales
Siding, Fencing, Railing and Decking	$110,055	$104,928	$339,261	$293,956
Windows and Doors	147,003	120,587	422,219	333,597
Operating earnings
Siding, Fencing, Railing and Decking	15,615	16,358	45,372	34,859
Windows and Doors	16,361	15,815	37,348	36,838
Unallocated	(4,630)	(763)	(7,091)	(2,472)
Foreign currency gain (loss)
Windows and Doors	(79)	1,282	1,014	745
Interest expense, net
Siding, Fencing, Railing and Decking	34	98	135	(344)
Windows and Doors	(440)	(384)	(1,209)	(1,432)
Unallocated	(16,206)	(13,952)	(47,649)	(40,914)
Other expense
Unallocated	-	-	(2,497)	-
Income tax expense
Unallocated	(4,123)	(7,183)	(9,843)	(10,756)
Net income before cumulative effect
of accounting change	6,532	11,271	15,580	16,524
Cumulative effect of accounting change	-	-	(86)	-
Net income	$6,532	$11,271	$15,494	$16,524

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

Siding, Fencing, Railing and Decking Segment

	For the three months ended
(dollars in thousands)	September 30, 2006		October 1, 2005
	(unaudited)		(unaudited)

Statement of operations data:
Net Sales	$110,055	100.0%	$104,928	100.0%
Cost of products sold	84,933	77.2%	80,866	77.1%
Gross Profit	25,122	22.8%	24,062	22.9%
S,G&A expense	8,702	7.9%	6,900	6.6%
Amortization of intangible assets	805	0.7%	804	0.8%
Operating earnings	$15,615	14.2%	$16,358	15.6%

Net Sales

Net sales for the three months ended September 30, 2006 increased compared to the same period in 2005 by approximately $5.1 million, or 5%. The increase in net sales was driven by higher selling prices that were increased in response to industry wide increases in raw material and freight costs. Unit volumes were down slightly due to market wide declines in single family housing starts which negatively impacted the new construction sector of the market, but were largely offset by our vinyl siding market share gains for the third quarter of 2006 as compared to the third quarter of 2005.

Cost of Products Sold

Cost of products sold for the three months ended September 30, 2006 increased over the same period in 2005 by approximately $4.1 million, or 5%. The increase in cost of products sold was primarily due to market-wide increases in raw material costs, specifically PVC resin and aluminum, and higher freight expense related to carrier fuel costs. The market wide increase in raw material and freight costs were fully offset by selling price increases and material strategic sourcing and other cost savings initiatives that management implemented during the past twelve months.

Selling, general and administrative expense

SG&A expense for the three months ended September 30, 2006 increased by approximately $1.8 million, or 26%, from the same period in 2005. The increase in SG&A expenses over the same period in 2005 was primarily driven by higher management incentive compensation expense in 2006.

	For the nine months ended
(dollars in thousands)	September 30, 2006		October 1, 2005
	(unaudited)		(unaudited)

Statement of operations data:
Net Sales	$339,261	100.0%	$293,956	100.0%
Cost of products sold	264,118	77.9%	231,936	78.9%
Gross Profit	75,143	22.1%	62,020	21.1%
S,G&A expense	27,355	8.1%	24,745	8.4%
Amortization of intangible assets	2,416	0.7%	2,416	0.8%
Operating earnings	$45,372	13.4%	$34,859	11.9%

Net Sales

Net sales for the nine months ended September 30, 2006 increased compared to the same period in 2005 by approximately $45.3 million, or 15%. The increase in net sales was driven by increased unit volume sold, as well as higher selling prices that were increased in response to industry wide increases in raw material and freight costs. The increase in units sold was driven by growth with new vinyl siding customers that were obtained during 2005 partially offset by industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector of the market. As a result, the Company’s unit volume growth of vinyl siding sales outperformed the industry during the first nine months of 2006 and our market share of the vinyl siding industry increased for the first nine months of 2006 as compared to the first nine months of 2005.

Cost of Products Sold

Cost of products sold for the nine months ended September 30, 2006 increased over the same period in 2005 by approximately $32.2 million, or 14%. The increase in cost of products sold was primarily due to increased sales volume and market wide increases in raw material costs, specifically PVC resin and aluminum, and higher freight expense related to carrier fuel costs. The market wide increase in raw material and freight costs were fully offset by selling price increases and material strategic sourcing and other cost savings initiatives that management implemented during the past twelve months.

Selling, general and administrative expense

SG&A expense for the nine months ended September 30, 2006 increased by approximately $2.6 million, or 11%, from the same period in 2005. The increase in SG&A expenses was primarily driven by higher selling and marketing expenses related to the increase in net sales and higher management incentive compensation expense in 2006.

Windows and Doors Segment

	For the three months ended
(dollars in thousands)	September 30, 2006		October 1, 2005
	(unaudited)		(unaudited)

Statement of operations data:
Net Sales	$147,003	100.0%	$120,587	100.0%
Cost of products sold	111,438	75.8%	89,606	74.3%
Gross Profit	35,565	24.2%	30,981	25.7%
S,G&A expense	17,099	11.6%	13,531	11.2%
Amortization of intangible assets	2,105	1.4%	1,635	1.4%
Operating earnings	$16,361	11.1%	$15,815	13.1%
Currency transaction gain/(loss)	(79)	-0.1%	1,282	1.1%

Net Sales

Net sales for the three months ended September 30, 2006 increased over the same period in 2005 by approximately $26.4 million, or 22%. The increase in net sales was driven by the sales of Alenco, which was purchased in February of 2006 and contributed approximately $37.2 million of sales for the three months ended September 30, 2006. In addition, net sales were favorably impacted by higher selling prices that were increased in response to industry wide increases in raw material and freight costs. The favorable impact on net sales from higher selling prices were more than offset by lower demand for our new construction windows due to market wide declines in single family housing starts and lower demand for our repair and replacement window products that resulted from our inability to convert new customers during 2005. This was due to operational difficulties that we incurred in introducing our new repair and remodeling window product lines. Sales were also reduced by our transition of customers from an unprofitable mechanical window product that was produced at our Sarver, PA facility, which was closed in June 2006, to other more efficient products that we produce at our other window manufacturing facilities.

Cost of Products Sold

Cost of products sold for the three months ended September 30, 2006 increased by approximately $21.8 million, or 24%, over the same period in 2005. The increase in cost of products sold was driven by higher sales volume from the additional sales volume from Alenco. Although market wide increases in raw material and freight costs increased our cost of products sold, they were partially offset by price increases and material cost synergies and savings in our new construction window and door products. In our repair and remodeling window and door products, raw material costs exceeded prior year costs primarily due to increases in PVC lineal costs during our transition from external sourcing to producing lineals within our MW lineal production facility. This transition will continue through the remainder of 2006.

Selling, general and administrative expense

SG&A expense for the three months ended September 30, 2006 increased by approximately $3.6 million, or 26%, over the same period in 2005. The increase in SG&A expense was driven by the addition of Alenco.

Amortization of intangible assets

Amortization expense for the three months ended September 30, 2006 increased by approximately $0.5 million due to the addition of Alenco operations during March 2006.

	For the nine months ended
(dollars in thousands)	September 30, 2006		October 1, 2005
	(unaudited)		(unaudited)

Statement of operations data:
Net Sales	$422,219	100.0%	$333,597	100.0%
Cost of products sold	324,552	76.9%	251,144	75.3%
Gross Profit	97,667	23.1%	82,453	24.7%
S,G&A expense	54,301	12.9%	40,711	12.2%
Amortization of intangible assets	6,018	1.4%	4,904	1.5%
Operating earnings	$37,348	8.8%	$36,838	11.0%
Currency transaction gain/(loss)	1,014	0.2%	745	0.2%

Net Sales

Net sales for the nine months ended September 30, 2006 increased over the same period in 2005 by approximately $88.6 million, or 27%. The increase in net sales was primarily driven by sales of Alenco, which contributed $90.9 million in sales during the first nine months of 2006. The increase in net sales was also driven by higher selling prices which were increased to offset market wide increases in raw material and freight costs. The favorable impact on net sales from higher selling prices were offset by market wide declines in single family housing starts and lower demand for our repair and replacement window products that resulted from our inability to convert new customers during 2005. This was due to operational difficulties that we incurred in introducing our new repair and remodeling window product lines. Sales were also reduced by our transition of customers from an unprofitable mechanical window product that was produced at our Sarver, PA facility, which was closed in June 2006, to other more efficient products that we produce at our other window manufacturing facilities.

Cost of Products Sold

Cost of products sold for the nine months ended September 30, 2006 increased by approximately $73.4 million, or 29%, over the same period in 2005. The increase in cost of products sold was primarily driven by higher sales volume from the additional sales volume from Alenco. Although market wide increases in raw material and freight costs increased our cost of products sold, they were partially offset by price increases and material cost synergies and savings in our new construction window and door products. In our repair and remodeling window and door products, raw material costs exceeded prior year costs primarily due to increases in PVC lineal costs during our transition from external sourcing to producing lineals within our MW lineal production facility. This transition will continue through the remainder of 2006.

Selling, general and administrative expense

SG&A expense for the nine months ended September 30, 2006 increased by approximately $13.6 million, or 33%, over the same period in 2005. The increase in SG&A expense was driven by the addition of Alenco, as well as, costs incurred in our repair and remodeling business related to changes in management and consulting costs incurred to improve business performance. SG&A costs for the 2006 period also include approximately $1.6 million of restructuring costs due to the closure of the Sarver, PA facility, and approximately $0.6 million due to the loss on the sale of the Sarver building.

Amortization of intangible assets

Amortization expense for the nine months ended September 30, 2006 increased by approximately $1.1 million due to the addition of Alenco operations during March 2006.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the three months ended
(dollars in thousands)	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)

Statement of operations data:
Operating earnings (loss)	$(4,630)	$(763)
Interest expense	(16,478)	(14,048)
Investment income	272	96
Income tax provision	(4,123)	(7,183)

Operating earnings (loss) Unallocated operating loss for the three months ended September 30, 2006 increased by approximately $3.9 million over the same period in 2005. The increase was driven by approximately $3.0 million of deferred compensation expense recorded in the third quarter of 2006, primarily due to the modification to the phantom stock plan. Other increases were due to higher benefit costs and professional fees during the 2006 period.

Interest expense Interest expense for the three months ended September 30, 2006 increased by approximately $2.4 million over the same period in 2005 as a result of increased borrowings due to the Alenco Acquisition in February 2006 and higher interest rates on our variable rate debt.

Income taxes The income tax provision for the three months ended September 30, 2006 decreased approximately $3.1 million over the same period in 2005, primarily as a result of the lower pre-tax income for the 2006 period versus the 2005 period.

	For the nine months ended
(dollars in thousands)	September 30, 2006	October 1, 2005
	(unaudited)	(unaudited)

Statement of operations data:
Operating earnings (loss)	$(7,091)	$(2,472)
Interest expense	(48,122)	(41,099)
Investment income	473	185
Other expense	(2,497)	-
Income tax provision	(9,843)	(10,756)
Cumulative effect of accounting change	(86)	-

Operating earnings (loss) Unallocated operating loss for the nine months ended September 30, 2006 increased by approximately $4.6 million over the same period in 2005. The increase was driven by approximately $2.9 million of deferred compensation expense, primarily due to the modification to the phantom stock plan. Other increases were due to higher benefit costs and professional fees during the 2006 period.

Interest expense Interest expense for the nine months ended September 30, 2006 increased by approximately $7.0 million over the same period in 2005 as a result of increased borrowings due to the Alenco Acquisition in February 2006 and higher interest rates on our variable rate debt.

Other expense Expenses recognized as ‘other expense’ during the first nine months of 2006 were third-party charges associated with business combination financing costs.

Income taxes The income tax provision for the nine months ended September 30, 2006 decreased approximately $0.9 million over the same period in 2005, primarily as a result of the lower pre-tax income for the 2006 period versus the 2005 period.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our credit facilities.

Net cash provided by operating activities for the first nine months of 2006 and 2005 was approximately $32.9 million and $20.7 million, respectively. The increase in net cash provided by operating activities for the 2006 period compared to the 2005 period was primarily driven by increases in non-cash items that reduced net income which include depreciation and amortization expense of approximately $3.2 million, losses on the sale of assets of approximately $0.6 million, other non-cash items of approximately $2.5 million, and certain changes in working capital.

Net cash used in investing activities for the first nine months of 2006 and 2005 was approximately $131.1 million and $7.2 million, respectively. The increased cash used in investing activities during the 2006 period was driven by the cash used to fund the Alenco Acquisition. Our capital expenditures for the first nine months of 2006 and 2005 were approximately $14.8 million and $7.6 million, respectively.

Net cash provided by financing activities for the first nine months of 2006 and 2005 was approximately $121.3 million and $5.4 million, respectively. The cash provided by financing activities for the 2006 period was driven by the cash provided from our new capital structure that resulted from the consummation of the Alenco Acquisition, including $2.7 million of equity contributions.

In connection with the Alenco Acquisition, on February 24, 2006, the Company entered into an amendment to its senior credit facilities.  Under the terms of the amended agreement, the Company borrowed $375.0 million in U.S. term loans to refinance $252.7 million of outstanding U.S. Term loans, repay approximately $1.8 million in revolving credit loans and fund the Alenco Acquisition, which was completed on February 24, 2006.  Additionally, under the terms of the amended agreement, the Company’s Canadian borrower borrowed $25.0 million to refinance approximately $24.5 million of outstanding Canadian term loans.

In connection with the AHE Acquisition, on October 31, 2006, the Company entered into a further amendment to its senior credit facilities (as amended, the “First Lien Credit Facilities”), whereby the Company borrowed an additional $187.0 million in U.S. term loans (the “Incremental First Lien Term Loan Facility”). Also in connection with the AHE Acquisition, on October 31, 2006, the Company entered into a Second Lien Credit Agreement (the “Second Lien Credit Facility”) whereby the Company borrowed $105.0 million in term loans. The Company used the proceeds of the Incremental First Lien Term Loan Facility and the Second Lien Credit Facility and cash from operations to fund the AHE Acquisition and to pay transaction costs and expenses related thereto.

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving portion of our First Lien Credit Facilities. As of September 30, 2006, we had $758.2 million of indebtedness and $67.6 million of availability under the revolving portion of our First Lien Credit Facilities.

The Company’s First Lien Credit Facilities with a syndicate of financial institutions and institutional lenders provide for senior secured financing of up to $655.0 million, consisting of $585.0 million of term loan facilities maturing in August 2011 and a $70.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The term loan facilities were originally drawn in full and have three tranches, consisting of: i) a $375.0 million tranche under which Ply Gem Industries, Inc. is the borrower, ii) a $187.0 million tranche under which Ply Gem Industries, Inc. is the borrower, and iii) a $25.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower. As of November 1, 2006, the balances of the three tranches were approximately $373.1 million, $187.0 million and $24.9 million, respectively. The Company’s Second Lien Credit Facility with a syndicate of financial institutions and institutional lenders provides for a senior secured term loan of $105.0 million. Ply Gem Industries, Inc. issued $360.0 million aggregate principal amount of its 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”), which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc.

The borrowings under the revolving portion of the First Lien Credit Facilities will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs. The revolving portion of the First Lien Credit Facilities will mature in February 2009 and has no scheduled amortization or commitment reductions. The term loan portions of the First Lien Credit Facilities will mature in August 2011 and have quarterly scheduled amortizations of approximately $1.5 million and a final payment of $558.6 million on the maturity date. The Second Lien Credit Facility has no scheduled amortization, and the entire balance will be payable in November 2011.

Under the terms of our credit facilities, we are permitted to use the excess cash flow and/or a portion of the revolving credit portion of the First Lien Credit Facilties to repurchase up to $40.0 million aggregate principal amount of the Senior Subordinated Notes. Subject to market conditions, our capital needs and other factors, we may from time to time purchase up to $40.0 million aggregate principal amount of the 9% Senior Subordinated Notes in market transactions, privately negotiated sales or other transactions. As of September 30, 2006, we had not yet purchased any of our Senior Subordinated Notes.

The credit facilities and the indenture for the Senior Subordinated Notes impose certain restrictions on Ply Gem Industries, Inc., including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The terms of the credit facilities and the Senior Subordinated Notes also significantly restrict the ability of Ply Gem Industries, Inc. to pay dividends and otherwise distribute assets to Ply Gem Holdings, Inc. In addition, the credit facilities require Ply Gem Industries, Inc. to comply with certain financial ratios. Indebtedness under the credit facilities is secured by substantially all of Ply Gem Industries Inc.’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, borrowings under the credit facilities are guaranteed by Ply Gem Holdings, Inc. and secured by its assets (including its equity interests). Borrowings under the credit facilities (except for the $25.0 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower) are also guaranteed and secured by the equity interests and substantially all of the assets of our current and, if any, future domestic subsidiaries, subject to exceptions. The $25.0 million tranche under which CWD Windows and Doors, Inc. is the borrower is also guaranteed and secured by the equity interests and substantially al of the assets of CWD Windows and Doors, Inc.’s current and future (if any) Canadian subsidiaries.

Because of the inherent seasonality in our business and the resulting working capital requirements, our liquidity position within a given year will fluctuate. The seasonal effect that creates greatest capital needs is experienced during the first nine months of the year and we anticipate the need to borrow funds under the revolving portion of our First Lien Credit Facilities to support this requirement. However, we anticipate that the funds generated by operations and funds available under our First Lien Credit Facilities will be adequate to finance our ongoing operational cash flow needs, capital expenditures (as described above), debt service obligations, management incentive expenses, fees payable under the General Advisory Agreement with a Caxton-Iseman party, dated February 12, 2004 (the “General Advisory Agreement”), and other contractual obligations for the foreseeable future.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for our December 31, 2007 financial statements. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. For our financial statements as of December 31, 2008 we will change our September 30 measurement date for our plans’ assets and obligations to comply with this requirement. The Company is currently evaluating the impact that the implementation of SFAS No. 158 will have on its financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our December 31, 2007 financial statements, and the Company does not expect the adoption of SAB 108 to have a material effect on its financial statements.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal interest rate exposure relates to the term loans outstanding under our new senior credit facilities. We have approximately $398.0 million of term loans outstanding, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin. Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $1.0 million per year. We also have a revolving credit facility which provides for borrowings of up to $70.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities. Assuming the new revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year. In the future we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.
Our term loan facility has two tranches. Outstanding balances consist of a $373.1 million tranche under which Ply Gem Industries, Inc. is the borrower, and a $24.9 million tranche under which our Canadian subsidiary is the borrower.
Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar. For the three months ended September 30, 2006, the net impact of foreign currency changes to the Company’s results of operations was a loss of $0.1 million. The impact of foreign currency changes related to translation resulted in an increase in stockholder’s equity of approximately $1.0 million for the nine months ended September 30, 2006. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure. For the nine months ended September 30, 2006, we did not have any significant outstanding foreign currency hedging contracts.

Item 4.       CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting during the three-month period ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

Downturns in the home repair and remodeling and new home construction sectors or the economy could lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment. Current market forecasts indicate that single family housing starts for the new construction market will decline in the fourth quarter of 2006 and in 2007. If these market forecasts are correct, our net sales and net income may be adversely affected.

Item 6.  EXHIBITS

(a) Exhibits

Exhibit No.  Description of Exhibit

* 10.1	Retirement and Consulting Agreement with Lee Meyer dated as of October 13, 2006.

* 10.2	Employment Agreement with Gary Robinette, dated as of August 14, 2006.

*10.3	Amendment to Ply Gem Prime Holdings Phantom Stock Plan, dated as of September 25, 2006.

*10.4	Phantom Incentive Unit Award Agreement Amendment letter to John Wayne, dated as of September 25, 2006.

*10.5	Phantom Incentive Unit Award Agreement Amendment letter to Lynn Morstad, dated as of September 25, 2006.

*10.6	Phantom Incentive Unit Award Agreement Amendment letter to Michael Haley, dated as of September 25, 2006.

*10.7	Phantom Incentive Unit Award Agreement Amendment letter to Shawn Poe, dated as of September 25, 2006.

*10.8	Phantom Incentive Unit Award Agreement Amendment letter to Lee Meyer, dated as of September 25, 2006.

*10.9	Phantom Incentive Unit Award Agreement Amendment letter to Mark Montgomery, dated as of September 25, 2006.

*10.10	Special 2006 Cash Bonus Award letter to John Wayne, dated as of September 25, 2006.

*10.11	Special 2006 Cash Bonus Award letter to Lynn Morstad, dated as of September 25, 2006.

*10.12	Special 2006 Cash Bonus Award letter to Michael Haley, dated as of September 25, 2006.

*10.13	Special 2006 Cash Bonus Award letter to Shawn Poe, dated as of September 25, 2006.

*10.14	Special 2006 Cash Bonus Award letter to Lee Meyer, dated as of September 25, 2006.

*10.15	Special 2006 Cash Bonus Award letter to Mark Montgomery, dated as of September 25, 2006.

* 31.1	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

* 31.2	Certification by Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

 * Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date: November 13, 2006

By: /s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date: November 13, 2006

By:  /s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer,
Treasurer and Secretary