Form 10-K/A
period 2007-01-25
PLY GEM HOLDINGS INC
filed 2007-02-15
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]  No [X]
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
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

EXPLANATORY NOTE

     We are filing this amendment to the Annual Report on Form 10-K of Ply Gem Holdings, Inc. (the "Company"), for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on March 27, 2006, to include Exhibits 32.1 and 32.2.

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

Specialty/Super Premium
•	Nostalgia Series Shakes and Scallops (Variform)
•	Victoria Harbor (Variform)
•	Cedar Select Shakes and Scallops (Napco)
•	American “76” Collection (Napco)
•	Rough Sawn Cedar (Georgia-Pacific)
•	New World Scallops (Georgia-Pacific)
•	Somerset (Georgia-Pacific)
•	Board and Batten (Variform, Napco and Georgia-Pacific)
Premium
•	Chatham Ridge (Georgia-Pacific)
•	Timber Oak (Variform)
•	Varigrain Preferred (Variform)
•	American Splendor (Napco)
•	Cedar Lane (Georgia-Pacific)
Standard
•	Camden Pointe (Variform)
•	American Herald (Napco)
•	American Tradition (Napco)
•	Nottingham (Variform)
•	Ashton Heights (Variform)
•	Heritage Hill (Georgia-Pacific)
•	Forest Ridge (Georgia-Pacific)
•	Shadow Ridge (Georgia-Pacific)
•	Castle Ridge (Georgia-Pacific)
Economy
•	Contractor’s Choice (Variform)
•	American Comfort (Napco)
•	Providence (Napco)
•	Vision Pro (Georgia-Pacific)
Manufactured Housing
•	Parkside (Georgia-Pacific)
•	Oakside (Georgia-Pacific)

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

Specialty/Super Premium
•	Uniframe (Great Lakes)
Premium
•	Freedom (MW)
•	Ply Gem Lifestyles (Great Lakes)
•	Great Lakes Seabrooke (Great Lakes)
•	Grandview 4000 & 5000 (Great Lakes)
•	MW 1400 (Great Lakes)
•	Ambassador (CWD)
•	Regency (CWD)
Standard
•	Jefferson (MW)
•	Classic (MW)
•	TwinSeal (MW)
•	Bayshore (Great Lakes)
•	Grandview 3000 (Great Lakes)
•	MW 1300 (Great Lakes)
•	Napco Premium 3000 (NWS)
•	Napco Premium 2000 (NWS)
•	Premier (CWD)
•	Diplomat (CWD)
•	Envoy (CWD)
Economy
•	Napco Prime (NWS)
•	Consul (CWD)
•	Patriot (MW)

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

Financial Information about Geographic Areas

All of the Company’s operations are located in the United States and Canada. Revenue from external customers for the year 2005 consists of:
•	$775.8 million from United States customers
•	$58.2 million from Canadian customers
•	$4.9 million from all other foreign customers

Revenue from external customers for the combined 2004 periods of January 1 to February 11, 2004 and January 23 to December 31, 2004, consists of:
•	$574.7 million from United States customers
•	$48.9 million from Canadian customers
•	$2.9 million from all other foreign customers

Revenue from external customers for the combined 2003 periods of January 1 to January 9, 2003 and January 10 to December 31, 2003, consists of:
•	$483.0 million from United States customers
•	$46.5 million from Canadian customers
•	$1.9 million from all other foreign customers

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

Our high level of indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our obligations on the senior subordinated notes;

•
make it more difficult for us to satisfy our obligations under the senior credit facilities, exposing us to the risk of defaulting on our secured debt which could result in a foreclosure on our assets, which in turn would negatively affect our ability to operate as a going concern;

•
require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, reducing the availability of our cash flow for other purposes, such as capital expenditures, acquisitions and working capital;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to general adverse economic and industry conditions;

•	place us at a disadvantage compared to our competitors that have less debt;

•	expose us to fluctuations in the interest rate environment because the interest rates of our senior credit facilities are at variable rates; and

•	limit our ability to borrow additional funds.

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

Dividends

        See “Item 12 - Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information on the Company’s securities authorized for issuance under the Company’s equity compensation plans.

Item 6.     SELECTED FINANCIAL DATA

The following financial data set forth below is for the five-year period ended December 31, 2005. The audited data for the Pre-Nortek Recapitalization period from January 1, 2001 through January 9, 2003, (the “Nortek Recapitalization”) has been prepared on different bases of accounting due to the Recapitalization of our former parent Nortek, which took place on January 10, 2003, and therefore is not directly comparable to subsequent periods. The periods presented during calendar 2004 provide the operating results of Ply Gem Industries from the beginning of the year, January 1, 2004, until the date of the Ply Gem Acquisition, February 12, 2004, as well as of Ply Gem Holdings, Inc. from the date of inception of January 23, 2004 through December 31, 2004. Subsequent to the acquisition, the financial statements presented are on a different basis of accounting. Therefore, they are not directly comparable to preceding periods. Our results of operations for the period ended December 31, 2004 include the results of MWM Holding, Inc., from August 27, 2004, the date of acquisition, through December 31, 2004, as MWM Holding, Inc. was acquired on August 27, 2004. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements, related notes and other financial information included elsewhere in this report.

Consolidated	Combined	Ply Gem Industries, Inc.

Ply Gem Holdings, Inc.	Post-Nortek	Pre-Nortek
	Recapitalization	Recapitalization

	For the	Jan. 23,	Jan. 1,	Jan. 10,	Jan. 1,	For the	For the
	Year ended	2004 to	2004 to	2003 to	2003 to	Year ended	Year ended
	Dec. 31,	Dec. 31,	Feb. 11,	Dec. 31,	Jan. 9,	Dec. 31,	Dec. 31,
	2005	2004	2004	2003	2003	2002	2001

Summary of Operations
Net Sales	$838,868	$585,945	$40,612	$522,565	$8,824	$508,953	$484,973
Income (loss) from	20,225	17,682	(3,350)	11,000	(900)	15,800	6,800
continuing operations (1)

Total assets	1,049,998	1,104,299	N/A	503,368	N/A	574,354	715,744
Long-term borrowings	635,776	702,930	N/A	423,161	N/A	425,762	480,227

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

Ply Gem Holdings, a wholly owned subsidiary of Ply Gem Investment Holdings, Inc., was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. from Nortek (the “Ply Gem Acquisition”). The Ply Gem Acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries, to Ply Gem Holdings, pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc. and Nortek, Inc. and WDS LLC dated as of December 19, 2003, as amended. Prior to February 12, 2004, the date of the Ply Gem Acquisition, Ply Gem Holdings had no operations and Ply Gem Industries was a wholly-owned subsidiary of WDS LLC, which was a wholly-owned subsidiary of Nortek.

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

				More Than
		Less		3 Years Yet
	Total	Than		Less Than	5 Years
	Amount	1 Year	1-3 Years	5 Years	or More
	(dollars in thousands)
Term loan facilities, principal	$277,192	$1,693	$5,079	$270,420	$-
Term loan facilities, interest	98,790	19,884	58,923	19,983	-
Senior subordinated notes	360,000	-	-	-	360,000
Senior subordinated notes, interest	210,600	32,400	97,200	64,800	16,200
Non-cancelable lease commitments	110,696	10,330	22,924	12,342	65,100
Pension obligations	21,780	1,980	5,940	3,960	9,900
Total	$1,079,058	$66,287	$190,066	$371,505	$451,200

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which amended the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement required that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. During 2005 the Company adopted SFAS No. 151, which did not have a material effect on our financial position or results of operations.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	33

Consolidated and Combined Statements of Operations for each of the periods in the three-year period ended December 31, 2005	35

Consolidated Balance Sheets, December 31, 2005 and 2004	36

Consolidated and Combined Statements of Cash Flows for each of the periods in the three-year period ended December 31, 2005	37

Consolidated and Combined Statements of Stockholder’s Equity / Parent Company (Deficit) Investment for each of the periods in the three-year period ended December 31, 2005	38

Notes to Consolidated and Combined Financial Statements	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder
Ply Gem Holdings, Inc.:

We have audited the accompanying consolidated balance sheet of Ply Gem Holdings, Inc. and subsidiaries (the Company) as of December 31, 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the year ended December 31, 2005. In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in the Index at Item 15(a), “Schedule II - Valuation and Qualifying Accounts”, as of and for the year ended December 31, 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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
March 7, 2005,
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
	(Amounts in thousands, except
	share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$22,173	$6,794
Accounts receivable, less allowances of $8,320 and $7,940, respectively	70,357	65,217
Inventories:
Raw materials	31,415	30,505
Work in process	5,080	4,260
Finished goods	18,723	26,731
Total inventory	55,218	61,496
Prepaid expenses and other current assets	9,427	9,796
Deferred income taxes	13,330	18,356
Total current assets	170,505	161,659
Property and Equipment, at cost:
Land	2,020	7,257
Buildings and improvements	15,568	46,491
Machinery and equipment	119,225	105,162
Total property and equipment	136,813	158,910
Less accumulated depreciation	(27,085)	(11,874)
Total property and equipment, net	109,728	147,036
Other Assets:
Goodwill	578,992	585,150
Intangible assets, less accumulated amortization of $15,506 and $5,743,
respectively	152,894	162,657
Other	37,879	47,797
Total other assets	769,765	795,604
	$1,049,998	$1,104,299

LIABILITIES AND STOCKHOLDER’S EQUITY
Current Liabilities:
Current maturities of long-term debt	$1,692	$2,784
Accounts payable	42,342	34,600
Accrued expenses and taxes	64,019	61,944
Total current liabilities	108,053	99,328
Deferred income taxes	58,184	72,356
Other long term liabilities	32,471	32,401
Long-term debt, less current maturities	635,776	704,807
Stockholder’s Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	175,461	175,427
Retained earnings	37,907	17,682
Accumulated other comprehensive income	2,146	2,298
Total Stockholder’s Equity	215,514	195,407
	$1,049,998	$1,104,299

See accompanying notes to consolidated and combined financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Consolidated		Combined
					Pre-Nortek
			Post-Nortek Recapitalization		Recapitalization
	Ply Gem	Ply Gem	Ply Gem	Ply Gem	Ply Gem
	Holdings, Inc.	Holdings, Inc.	Industries, Inc.	Industries, Inc.	Industries, Inc.
	For the Year	January 23,	January 1,	January 10,	January 1,
	ended	2004 to	2004 to	2003 to	2003 to
	December 31,	December 31,	February 11,	December 31,	January 9,
	2005	2004	2004	2003	2003
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$20,225	$17,682	$(3,350)	$11,000	$(900)
Adjustments to reconcile net income
(loss) to cash provided by operating activities:
Depreciation and amortization expense	26,125	17,745	1,373	14,702	327
Write-off of inventory	-	2,416	-	1,387	-
Non-cash interest expense, net	5,079	3,469	26	229	6
Gain on foreign currency transactions	(1,010)	(2,473)	-	-	-
Deferred income taxes	1,785	8,025	(1,710)	1,500	400
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	(4,898)	1,060	1,869	3,133	(1,548)
Inventories	6,859	1,275	(3,224)	(1,492)	1,012
Prepaid expenses and other current assets	395	(1,527)	(260)	2,826	190
Accounts payable	7,595	(6,276)	7,765	(536)	1,736
Accrued expenses and taxes	2,715	7,318	(1,339)	(5,256)	618
Other	(960)	713	498	(3,288)	12
Net cash provided by operating activities	63,910	49,427	1,648	24,205	1,853
Cash flows from investing activities:
Capital expenditures	(14,742)	(6,773)	(718)	(7,687)	(349)
Change in restricted cash	-	-	1,118	(7)	1
Acquisitions, net of cash acquired	380	(883,261)	-	-	-
Other	-	-	(5)	(279)	36
Net cash provided by (used in)
investing activities	(14,362)	(890,034)	395	(7,973)	(312)
Cash flows from financing activities:
Proceeds from long-term debt	35,500	671,338	-	-	-
Proceeds from financing obligation	-	36,000	-	-	-
Payments on long-term debt	(69,868)	(29,204)	(89)	(1,420)	(45)
Net transfers to former parent	-	-	(7,362)	(10,023)	(4,661)
Equity contribution (distribution)	34	169,143	-	-	-
Net cash provided by (used in)
financing activities	(34,334)	847,277	(7,451)	(11,443)	(4,706)
Impact of exchange rate movements on cash	165	124	-	-	-
Net increase (decrease) in cash and
cash equivalents	15,379	6,794	(5,408)	4,789	(3,165)
Cash and cash equivalents at the
beginning of the period	6,794	-	8,517	3,728	6,893
Cash and cash equivalents at the
end of the period	$22,173	$6,794	$3,109	$8,517	$3,728

Supplemental Information
Interest paid (excluding parent company charges)	$52,533	$33,805	$185	$1,272	$16
Income taxes paid (received), net	$7,172	$1,250	$-	$703	$(6)

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

The periods presented during calendar 2003 provide the combined operating results of Ply Gem Industries, from January 1, 2003 until January 9, 2003. On January 9, 2003, Nortek Holdings was acquired by certain affiliates and designees of Kelso & Company L.P. and certain members of Nortek management in accordance with the Agreement and Plan of Recapitalization by and among Nortek, Inc., Nortek Holdings, Inc. and K Holdings, Inc. dated as of June 20, 2002, (the “Recapitalization”). The period from January 10, 2003 until December 31, 2003 is presented in the accompanying consolidated and combined financial statements as “Post-Recapitalization”.

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4” (“SFAS No. 151”), which amended the guidance in ARB No. 43, Chapter 4, “Inventory Pricing”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). In addition, this Statement required that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. During 2005 the Company adopted SFAS No. 151, which did not have a material effect on our financial position or results of operations.

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

The Company allocated the purchase price of the net assets acquired based on its estimates of the fair value of assets and liabilities as follows:

(in thousands)
Other current assets, net of cash	$68,357
Inventories	50,293
Property, plant and equipment	116,626
Trademarks/Tradenames	25,900
Patents	12,000
Customer relationships	16,000
Goodwill	381,723
Other assets	38,661
Current liabilities	(55,964)
Assumed indebtedness	(29,473)
Other liabilities	(71,114)
Purchase price, net of cash acquired	$553,009

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

(in thousands)
Other current assets, net of cash	$22,569
Inventories	14,437
Property, plant and equipment	36,768
Trademarks/Tradenames	32,500
Customer relationships	82,107
Goodwill	199,636
Other assets	14,204
Current liabilities	(30,291)
Other liabilities	(35,394)
Purchase price, net of cash acquired	$336,536

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

During fiscal year 2006 the Company expects to make cash contributions of approximately $1.7 million to the Ply Gem Plan and approximately $0.2 million to the MW Plan.

The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the Ply Gem Plan and the MW Plan. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company.

Fiscal Year	Expected Benefit Payments
(in thousands)

2006	$1,534
2007	1,487
2008	1,602
2009	1,413
2010	1,710
2011-2015	10,631

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

The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries. As of December 31, 2005 and December 31, 2004, the Company has recorded liabilities in relation to these indemnifications of approximately $8.1 million and $13.2 million, respectively, consisting of the following:

(amounts in thousands)
	2005	2004
Product claim liabilities	$3,801	$3,813
Long-term lease liabilities	231	5,152
Multiemployer pension plan withdrawal liability	4,028	4,187
	$8,060	$13,152

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

The table that follows reconciles the federal statutory income tax rate of continuing operations to the effective tax rate of such earnings of approximately 38.5% for the year ended December 31, 2005, 39.0% and 35.6%, for the periods from January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004, respectively, and 39.6% and 35.7% for the periods from January 10, 2003 to December 31, 2003 and January 1, 2003 to January 9, 2003, respectively. (in thousands).

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

A summary of the Company’s stock option activity and related information for the years ended December 31, 2005 and 2004 is provided below:

	2005		2004
	Weighted-Average	Number of	Weighted-Average	Number of
	Exercise Price	Shares	Exercise Price	Shares

Outstanding at beginning of period	$10.00	140,494	-	-
Granted	$10.00	11,800	$10.00	140,494
Exercised		-		-
Canceled	$10.00	(17,700)		-
Outstanding at end of period	$10.00	134,594	$10.00	140,494

	December 31, 2005	December 31, 2004

Weighted-average fair value of options	$2.13	$1.76
granted during the year

Stock Options as of December 31, 2005
		Remaining
Exercise	Options	Contractual	Options
Price	Outstanding	Life (Years)	Exercisable

$ 10.00	69,694	8.15	-
$ 10.00	59,000	8.70	-
$ 10.00	5,900	9.95	-
As of December 31,2005	134,594	8.47	-

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
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	6	303	18	-	327
Non-cash interest expense, net	-	6	-	-	6
Deferred income taxes	-	400	-	-	400
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	(1,771)	223	-	(1,548)
Inventories	-	967	45	-	1,012
Prepaid expenses and other
current assets	228	(42)	4	-	190
Accounts payable	(106)	1,456	386	-	1,736
Accrued expenses and taxes	(1,335)	2,274	(321)	-	618
Other	16	(4)	-	-	12
Net cash provided by (used in)
operating activities	(2,091)	2,389	355	1,200	1,853
Cash flows used in investing
activities:
Capital expenditures	-	(349)	-	-	(349)
Change in restricted cash	-	1	-	-	1
Acquisitions, net of cash acquired	-	36	-	-	36
Net cash provided by (used in)
investing activities	-	(312)	-	-	(312)
Cash flows provided by (used in)
financing activities:
Payments on long-term debt	(17)	(28)	-	-	(45)
Net transfers to former parent	(725)	(2,639)	(97)	(1,200)	(4,661)
Net cash provided by (used in)
financing activities	(742)	(2,667)	(97)	(1,200)	(4,706)
Net increase (decrease) in cash
and cash equivalents	(2,833)	(590)	258	-	(3,165)
Cash and cash equivalents at the
beginning of the period	2,703	1,367	2,823	-	6,893
Cash and cash equivalents at the end
of the period	$(130)	$777	$3,081	$-	$3,728

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2005 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

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

Lee D. Meyer - President, Chief Executive Officer and Director
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

Shawn Poe - Vice President and Chief Financial Officer
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

Jeff Klein - President, Great Lakes Window
Mr. Klein was appointed President of our Great Lakes Window Group subsidiary in December of 2005. Mr. Klein originally joined our company in August of 2005 as the President of the Western Window Market for Ply Gem (he continues to hold this position). Prior to joining Ply Gem, Mr. Klein spent 13 years with Milgard Windows in various roles including General Manager, Regional Manager, Vice President of Organizational Development, and Senior Vice President. Mr. Klein also served as an industry advisor for several private equity companies prior to joining the Ply Gem family. Mr. Klein graduated from Stanford University in 1986 with a BS in Economics. Mr. Klein graduated from Stanford University in 1987 with an MA in Organizational Behavior. He is also on the Board of Directors of the Window and Door Manufacturers Association.

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

Michael Haley - Director
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
7) Mr. Klein joined the Company in August of 2005.

All Other Compensation
				One time payment for
				Successful completion
		Matching	Profit Sharing	Of the Ply Gem
		Contribution under	Contribution under	Transaction in
Named Executive Officer	Year	the 401(k) Plan (i)	the 401(k) Plan (i)	February 2004	Total

Lee D. Meyer	2005	$6,300	$5,125	$-	$11,425
	2004	6,332	6,000	1,000,000	1,012,332
	2003	6,000	7,000	-	13,000

Lynn Morstad	2005	$5,690	$-	$-	$5,690
	2004	4,376	-	-	4,376
	2003	N/A	-	-	-

John Wayne	2005	$6,300	$6,150	$-	$12,450
	2004	6,500	6,000	400,000	412,500
	2003	6,000	7,000	-	13,000

Mark Montgomery	2005	$6,697	$-	$-	$6,697
	2004	3,110	-	-	3,110
	2003	N/A	-	-	-

Jeff Klein	2005	$-	$-	$-	$-
	2004	-	-	-	-
	2003	-	-	-	-

(i) Messrs. Meyer, and Wayne participate in the Variform, Inc. 401(k) Savings Plan. Messrs. Morstad and Montgomery participate in the MW 401(k) Savings Plan.

Option Grants in 2005

No options were granted to our named executive officers during 2005.

Aggregated Option Exercises in 2005 and Fiscal Year-End Option Values

No options were exercised during 2005.

Equity Participation Plan Information
The following table gives information about the Ply Gem Investment Holdings, Inc. stock option plan as of December 31, 2005:

	(A)	(B)	( C)
	Number of	Weighted	Number of
	securities to be	average	securities available
	issued upon	exercise price of	for future issuance
	exercise of	outstanding	under equity
	outstanding	options,	compensation plans
	options, warrants	warrants and	(excluding securities
Plan Category	and rights	rights	reflected in column (A)

Equity compensation plans
Approved by shareholders	134,594	$10.00	49,471

Equity compensation plans not
Approved by shareholders	-	-	-

Total	134,594	$10.00	49,471

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

On July 28, 2005, the Company entered into an agreement with Mr. Meyer whereby 112,800 Phantom Incentive Units held by Mr. Meyer were terminated, and, in exchange therefore, Mr. Meyer received 112,800 shares of Ply Gem Investment Holdings, Inc. common stock which had a fair value of $10.00 per share at the time of the exchange

Set forth in the table below are the number of shares of Ply Gem Investment Holdings, Inc. common and senior preferred stock that are represented by Phantom Incentive Units and Phantom Additional Units outstanding as of December 31, 2005.

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

Mr. Meyer participates in our Change in Control Severance Benefit Plan. This plan generally provides that if, during the 36 months following a Change in Control, the Company terminates Mr. Meyer’s employment without "Cause" (as defined in the plan) or there is a "material adverse change" (as defined in the plan) in the terms of the participant's employment with us, the participant will be entitled to certain severance benefits. The Ply Gem Acquisition constituted a Change in Control under the plan. The plan provides for severance payments during the 24-month period following a termination described above at an annual rate equal to the sum of the participant's 2003 base salary and performance incentive bonus. In addition, if Mr. Meyer becomes entitled to severance payments, he will also receive continuing medical and dental insurance coverage during the severance period, subject to his payment of any contributions required of active employees.

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

	Shares Beneficially
	Owned (1)
	Common
Named of Beneficial Owner	Shares (2)	%

Caxton-Iseman (Ply Gem), L.P. (3)	2,874,445	89.9%
Frederick Iseman (3) (4)	2,874,445	89.9%
Robert A. Ferris (3)	-	*
Steven M. Lefkowitz (3)	-	*
Lee D. Meyer (5)	121,580	3.8%
John Wayne (6)	17,565	*
Shawn Poe (7)	28,710	*
Brian Sveinson	23,406	*
John D. Roach (8)	3,577	*
Lynn Morstad (9)	48,000	1.5%
Jeff Klein	46,567	1.5%
All Directors and Executive Officers as a Group	3,172,283	99.0%
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

(5) In connection with the Ply Gem Acquisition, Mr. Meyer acquired phantom stock units representing 157,272 shares of common stock, and phantom stock units representing 20,419 shares of senior preferred stock. In addition, in connection with the MW Acquisition, Mr. Meyer acquired 4,724 shares of senior preferred stock. In 2005, 112,800 of Mr. Meyer’sphantom stock units were terminated, and Mr. Meyer purchased 112,800 of the Company’s common stock.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by the independent registered public accounting firms, KPMG LLP and Ernst & Young LLP, for services rendered during fiscal years 2005 and 2004 (in thousands):

	2005	2004
Audit Fees	$616	$1,618
Audit-Related Fees (1)	18	55
Tax Fees (2)	78	58
Total Fees	$712	$1,731

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

2. Schedule II Valuation and Qualifying Accounts - page 90

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

10.1
Third Amended and Restated Credit Agreement, dated as of February 24, 2006, among Ply Gem Industries, as the U.S. borrower, CWD Windows and Doors, Inc., as the Canadian borrower, Ply Gem Holdings, Inc. and the other guarantors party thereto, as guarantors, the lenders party thereto, and UBS Securities LLC and Deutsche Bank Securities, Inc., as joint lead arrangers and bookrunners (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).

10.2
U.S. Security Agreement, dated February 12, 2004, among by Ply Gem Industries, Inc., as U.S. borrower and the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.3	*
Amended and Restated Ply Gem Prime Holdings Phantom Stock Plan, dated as of February 24, 2006 (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).

10.4	*	Ply Gem Prime Holdings 2004 Stock Option Plan, dated as of February 24, 2006 (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.5	*
Form of Incentive Stock Option Agreement for Ply Gem Prime Holdings, Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).

10.6	*	Change in Control Severance Benefit Plan (incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).
10.7	*
Letter to Lee D. Meyer re Extension of Change of Control Severance Benefit Plan, dated February 12, 2004 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).

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

10.12
Waiver, dated as of March 10, 2005, to the Second Amended and Restated Credit Agreement, dated as of February 12, 2004, first amended and restated as of March 3, 2004 and further amended and restated as of August 27, 2004, among Ply Gem Industries, Inc., CWD Windows and Doors, Inc., Ply Gem Holdings, Inc. and the other guarantor party thereto, the lenders party thereto and UBS Securities LLC and Deutsche Bank Securities Inc., as joint lead arrangers and bookrunners. (incorporated by reference from Exhibit 10.21 to the Company’s Form 10-K dated March 31, 2005 (File No. 333-114041)).

10.13	*	Retention Agreement with John Wayne, dated as of December 1, 2005 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.14	*	Retention Agreement with Lynn A. Morstad, dated as of February 1, 2006 (incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.15	*	Retention Agreement with Mark S. Montgomery, dated as of February 1, 2006 (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.16	*	Retention Agreement with Jeff Klein, dated as of December 1, 2005 (incorporated by reference from Exhibit 10.16 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.17	*	Separation Agreement with David S. McCready, dated as of October 16, 2005 (incorporated by reference from Exhibit 10.17 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.18	*	Separation Agreement with Mark A. Watson, dated as of November 28, 2005 (incorporated by reference from Exhibit 10.18 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
31.1		Chief Executive Officer’s Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer’s Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1		Chief Executive Officer’s Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
32.2		Chief Financial Officer’s Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002
* Management Agreement

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
December 31, 2005
(In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Addition Due to MW Acquisition	Uncollectible accounts written off, net of recoveries	Balance at End of Year
Year ended December 31, 2005
Allowance for doubtful accounts and sales allowances…………	$(7,940)	$(1,386)	$(1)	$-	$1,007	$(8,320)

Year ended December 31, 2004
Allowance for doubtful accounts and sales allowances…………	$(8,695)	$(897)	$(6)	$(1,476)	$3,134	$(7,940)

Year ended December 31, 2003
Allowance for doubtful accounts and sales allowances…………	$(7,129)	$(3,255)	$(74)	$-	$1,763	$(8,695)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date: February 15, 2007

By: /s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

In accordance with the Exchange Act this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature	Title	Date

/s/ Gary E. Robinette	President, Chief Executive Officer and Director	February 15, 2007
Gary E. Robinette	(Principal Executive Officer)

/s/ Shawn K. Poe	Vice President, Chief Financial Officer, Treasurer	February 15, 2007
Shawn K. Poe	and Secretary (Principal Financial and Accounting
Officer)

	Chairman of the Board and Director	February 15, 2007
Frederick Iseman

/s/ Robert A. Ferris	Director	February 15, 2007
Robert A. Ferris

/s/ Steven M. Lefkowitz	Director	February 15, 2007
Steven M. Lefkowitz

	Director	February 15, 2007
John D. Roach

	Director	February 15, 2007
Michael P. Haley

	Director	February 15, 2007
Edward M. Straw

/s/ Timothy T. Hall	Director	February 15, 2007
Timothy T. Hall