Form 10-K
PLY GEM HOLDINGS INC
filed 2007-03-26
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2006 was $0.

The Company had 100 shares of common stock outstanding as of March 23, 2007.

Documents incorporated by reference: None

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

PART I

Item 1. BUSINESS

Company Overview

We are a leading manufacturer of residential exterior building products in North America. We offer a comprehensive product line of vinyl siding and skirting, vinyl windows and doors, and vinyl and composite fencing, railing and decking that serves both the home repair and remodeling and new home construction sectors in all 50 states and Western Canada. Vinyl building products have the leading share of sales by volume in siding and windows, and the fastest growing share of sales by volume in fencing in the U.S. We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood and aluminum windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products. We believe our broad product offering and geographically diverse manufacturing base allow us to better serve our customers and provide us with a competitive advantage over other vinyl building products suppliers. We have two reportable segments: (i) siding, fencing, railing and decking, and (ii) windows and doors.

    Additional information concerning our business is set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of Part II of this report.
Unless the context indicates or requires otherwise, (i) the term “Ply Gem Holdings” refers to Ply Gem Holdings, Inc.; (ii) the term “Ply Gem Industries” refers to Ply Gem Industries, Inc., our principal operating subsidiary; and (iii) the terms "we," "our," "ours," "us", “Ply Gem”, and the "Company" refer collectively to Ply Gem Holdings and its subsidiaries. The use of these terms is not intended to imply that Ply Gem Holdings and Ply Gem Industries are not separate and distinct legal entities.

History

Ply Gem Holdings was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”) (the “Ply Gem Acquisition”). Nortek was at the time a wholly-owned subsidiary of Nortek Holdings, Inc. (“Nortek Holdings”). The Ply Gem Acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries to Ply Gem Holdings, pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc., Nortek and WDS LLC, dated as of December 19, 2003, as amended. Prior to February 12, 2004, Ply Gem Holdings had no operations and Ply Gem Industries was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek. Ply Gem Holdings, a Delaware corporation, is a wholly-owned subsidiary of Ply Gem Investment Holdings, Inc., a Delaware corporation controlled by an affiliate of Caxton-Iseman Capital, Inc. and its affiliates. Prior to the Ply Gem Acquisition, Ply Gem Industries was known as the Windows, Doors and Siding division of Nortek.

On August 27, 2004 Ply Gem Industries acquired all of the outstanding shares of capital stock of MWM Holding, Inc. (“MWM Holding”), in accordance with the Stock Purchase Agreement entered into among Ply Gem Industries, MWM Holding, and the selling stockholders, dated as of July 23, 2004 (the “MW Acquisition”). The accompanying financial statements include the operating results of MWM Holding from August 27, 2004 through December 31, 2006. In connection with MW Acquisition, the Ply Gem Investment Holdings, Inc. phantom stock plan was modified to accelerate the vesting term as defined in the related grants. MWM Holding, a Delaware corporation, is a wholly-owned subsidiary of Ply Gem Industries. MWM Holding is the sole owner of all of the outstanding shares of capital stock of MW Manufacturers, Inc. (“MW”). Prior to the MW Acquisition, MWM Holding was owned by Investcorp SA (“Investcorp”) and its affiliates and members of MW management.

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

On February 24, 2006, Ply Gem completed the Alenco Acquisition in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock option holders of AWC and FNL Management Corp., an Ohio corporation, as their representative on February 6, 2006 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase shares of common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco (the “Rollover Shares”) that were contributed separately to Ply Gem Prime Holdings, Inc., the new parent company of Ply Gem Investment Holdings, Inc., in exchange for shares of capital stock of Ply Gem Prime Holdings, Inc.). Immediately following the completion of the Alenco Acquisition, AWC became a wholly owned subsidiary of Ply Gem. The purchase price paid by Ply Gem was approximately $89.4 million in cash, which included $4.0 million in cash delivered by Ply Gem to an escrow agent to be held in escrow as security for the sellers’ indemnification and other obligations under the Securities Purchase Agreement, plus the repayment of approximately $31.3 million of outstanding indebtedness of Alenco. In connection with the Alenco Acquisition, certain members of Alenco management invested approximately $8.1 million in the capital stock of Ply Gem Prime Holdings, Inc.

Alenco is a leading vertically integrated manufacturer of aluminum and vinyl windows and doors, headquartered in Bryan, Texas. The Alenco Acquisition directly supports the Company’s national window strategy. Following the Acquisition, Alenco became part of our Windows and Doors Segment.

On October 31, 2006, Ply Gem completed the acquisition (the “AHE Acquisition”) of Alcoa Home Exteriors, Inc.(“AHE”) in accordance with a stock purchase agreement entered into among Ply Gem, Alcoa Securities Corporation and Alcoa Inc. on September 22, 2006. Pursuant to such stock purchase agreement, Ply Gem purchased all of the issued and outstanding shares of common stock of AHE so that, immediately following the completion of such purchase, AHE became a wholly owned subsidiary of Ply Gem. The purchase price paid by Ply Gem was approximately $305.0 million in cash. The AHE Acquisition did not include an additional investment by management.

AHE is a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories. As a result of the AHE Acquisition, AHE became part of our Siding, Fencing, Railing and Decking Segment and operates under common leadership with our existing Siding business.

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

Business Strategy

†
Continued Market Share Gains. We intend to increase our market share both in our siding, fencing, railing and decking products in the U.S. and in our window and door products by expanding beyond our current core regional markets to serve customers across the U.S. In the future we may support our national window supplier strategy through a combination of strategic acquisitions and/or greenfield operations. Additionally, our continued investments in product innovation and quality coupled with strong customer service further enhance our ability to capture market share in each of our markets. Furthermore, we believe there is substantial opportunity across our product families to cross-sell and bundle products to further leverage our channel partners and exclusive industry relationships.

We have organized our U.S. new construction window businesses under one leadership team to enhance our strategic focus on this important end customer market. We have begun leveraging MW's strong relationships in its core geographic markets to increase sales of all of our products, including taking advantage of cross-selling opportunities to our customers and MW's customers. In the future, we also expect to leverage AHE’s strong customer relationships to increase sales of all our products by taking advantage of cross-selling opportunities. With our extensive manufacturing capabilities, product breadth and national distribution capabilities, we believe we can provide our customers with a cost-effective, single source from which to purchase their residential exterior building product needs.

†
Expand Brand Coverage and Product Innovation. We intend to leverage the reputation of our brands for innovation and quality to fill in our product offerings and price points. In addition, we plan to maximize the value of our new product innovations and technologies by deploying best practices and manufacturing techniques across our product categories. For example, we believe our recent innovations and expertise in manufacturing composite materials for railing products have favorably positioned our siding and accessories products as the siding sector prepares for the introduction of composite materials. We currently employ 44 research and development professionals dedicated to new product development, reformulation, product redesign and other manufacturing and product improvements.

†
Further Improve Operating Efficiencies. While we have significantly improved our vinyl siding manufacturing cost structure over the last several years, we believe that there are further opportunities for improvement. We have expanded our efforts to vertically integrate certain raw materials including, PVC compound, used in window lineal production, as well as expanding our in-house window lineal production. In addition, we intend to introduce similar manufacturing improvements and best practices in our other product categories, including, for example, expansion of our virtual plant strategy to both our AHE vinyl siding facilities and our window manufacturing facilities. We also plan to optimize product development, sales and marketing, materials procurement, operations and administrative functions across all of our product categories. One significant opportunity involves leveraging total raw material expenditures to obtain volume discounts and minimize costs. In addition, the integration of our sales and marketing efforts across our product categories provides an ongoing opportunity to significantly improve sector penetration.

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

Home Repair and Remodeling.
Since the early 1990’s, demand for home repair and remodeling has remained robust as a result of strong economic growth, low interest rates and favorable demographic trends. According to the U.S. Census Bureau, expenditures for maintenance, repairs, and improvements increased from $130.6 billion in 1995 to $142.9 billion in 1999 and $198.5 billion in 2004, representing a five and ten-year compound annual growth rate of 1.8% and 4.3%, respectively.

Leading drivers of home repair and remodeling expenditures include the age and size of the housing stock, the rate of existing home sales, home size and home ownership rates. According to the Census Bureau, the median age of the U.S. housing stock increased to approximately 32 years in 2003, up 28% from 25 years in 1990. Additionally, over the past fifteen years, the size of a typical new home has increased, with the current average at over 2,400 square feet. Home ownership has also been rising steadily over the past decade from 64.4% in 1992 to 69% in 2006.

New Home Construction.
New home construction has experienced strong growth since the early 1990s. Between 1999 and 2005, housing starts increased at a compound annual growth rate of 4.2%. In 2006, new housing starts declined from 2005’s level by 12.3%, according to the National Association of Home Builders, and are expected to decline further in 2007 by approximately 16.1% with an 11.6% recovery expected in 2008.

The long-term favorable outlook for new home construction continues to be supported by a favorable interest rate environment and strong demographic trends, as increasing immigration drives demand for starter homes, and maturing baby boomers seek second homes and trade-up properties. According to the Joint Center for Housing Studies of Harvard University, total new home construction between 2005 and 2015 is expected to reach 18.5-19.5 million units, as compared to 16.4 million units added in the 1990s. Although long-term indicators for new home construction remain favorable, the National Association of Home Builder’s (NAHB) is projecting housing starts to decline in 2007 from 2006 levels as mentioned above.

Description of Business

Financial information about our segments is included in the Notes to Consolidated and Combined Financial Statements.

Siding, Fencing, Railing and Decking Segment

Products
In our siding, fencing, railing and decking segment, our principal products include vinyl siding and skirting, vinyl and aluminum soffit, aluminum trim coil, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems and injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts. We sell our siding and accessories under our Variform, Napco, Alcoa Home Exteriors, Mastic and Cellwood brand names and under the Georgia-Pacific brand name through a private label program. We also sell our Providence line of vinyl siding and accessories to Lowe’s under our Durabuilt private label brand name. Our vinyl and vinyl-composite fencing, railing and decking products are sold under our Kroy brand name and under the Assurance and Kroy Express brand names. A summary of our product lines is presented below according to price point:

Specialty/Super Premium
•	Nostalgia Series Shakes and Scallops (Variform)
•	Victoria Harbor (Variform)
•	Cedar Select Shakes and Scallops (Napco)
•	American “76” Collection (Napco)
•	Structure EPC (Alcoa Home Exteriors)
•	Cedar Discovery (Mastic)
•	Cedar Dimensions (Cellwood)
•	Rough Sawn Cedar (Georgia-Pacific)
•	New World Scallops (Georgia-Pacific)
•	Somerset (Georgia-Pacific)
•	Board and Batten (Variform, Napco, Alcoa Home Exteriors, Cellwood, and Georgia-Pacific)
•	Kroy composite railing systems (Kroy)
Premium
•	Timber Oak (Variform)
•	Varigrain Preferred (Variform)
•	American Splendor (Napco)
•	Grand Sierra (Alcoa Home Exteriors)
•	Liberty Elite (Alcoa Home Exteriors)
•	Charleston Beaded Collection (Alcoa Home Exteriors)
•	Quest3 Series (Mastic)
•	T-lok Barkwood (Mastic)
•	Dimensions (Cellwood)
•	Dimensions Beaded (Cellwood)
•	Chatham Ridge (Georgia-Pacific)
•	Cedar Lane (Georgia-Pacific)
•	Assurance Outdoor Solutions (Kroy)
•	Kroy Express (Kroy)
Standard
•	Camden Pointe (Variform)
•	Nottingham (Variform)
•	Ashton Heights (Variform)
•	American Herald (Napco)
•	American Tradition (Napco)
•	Meadowbrook (Alcoa Home Exteriors)
•	Silhouette Classic (Alcoa Home Exteriors)
•	Carvedwood2 Series (Mastic)
•	Progressions (Cellwood)
•	Heritage Hill (Georgia-Pacific)
•	Forest Ridge (Georgia-Pacific)
•	Shadow Ridge (Georgia-Pacific)
•	Castle Ridge (Georgia-Pacific)
•	Kroy Fence and Railing Products (Kroy)
Economy
•	Contractor’s Choice (Variform)
•	American Comfort (Napco)
•	Providence (Napco)
•	Mill Creek (Alcoa Home Exteriors)
•	Trade-Mark cg (Alcoa Home Exteriors)
•	Brentwood (Mastic)
•	Evolutions (Cellwood)
•	Vision Pro (Georgia-Pacific)
Manufactured Housing
•	Parkside (Georgia-Pacific)
•	Oakside (Georgia-Pacific)

The breadth of our product lines and our multiple brand and price point strategy enable us to target all areas of the sectors, including multiple distribution channels (wholesale, retail and manufactured housing) and end sectors (home repair and remodeling and new home construction), with minimal channel conflict.

Customers and Distribution

We have a multi-channel distribution network that serves both the home repair and remodeling and new home construction sectors, which exhibit different, often counter-balancing, demand characteristics. In conjunction with our multiple brand and price point strategy, we believe our multi-channel distribution strategy enables us to increase our sales and sector penetration while minimizing channel conflict. We believe our strategy reduces our dependence on any one channel, which provides us with a greater ability to sustain our financial performance through economic fluctuations.

We sell our siding and accessories to specialty distributors (one-step distribution) and to wholesale distributors (two-step distribution). Our specialty distributors sell directly to remodeling contractors and builders. Our wholesale distributors sell to retail home centers and lumberyards who, in turn, sell to remodeling contractors, builders and consumers. In the specialty channel we have developed an extensive network of approximately 800 independent distributors, serving over 22,000 contractors and builders nationwide. We are exceptionally well-positioned in this channel as many of these distributors are both the largest and leading consolidators in the industry. In the wholesale channel we are the sole supplier of vinyl siding and accessories to BlueLinx (formerly a distribution operation of the Georgia-Pacific Corporation), one of the largest building products distributors in the U.S. Through BlueLinx and our BlueLinx dedicated sales force, our Georgia-Pacific private label vinyl siding products are sold at major retail home centers, lumberyards and manufactured housing manufacturers. A portion of our siding and accessories is also sold directly to Lowe’s Home Improvement Centers under our Durabuilt brand name. Our growing customer base of fencing, railing and decking consists of distributors, retail home centers and lumberyards.

Our largest customer, BlueLinx, made up 34.6% of the net sales of our siding, fencing, railing and decking segment and 16.5% of our consolidated net sales for the year ended December 31, 2006. For the year ended December 31, 2005, BlueLinx made up 40.6% of the net sales of our siding, fencing, railing and decking segment and 18.9% of our consolidated net sales

Production and Facilities

Vinyl siding, skirting, soffit and accessories are manufactured in our Kearney, Missouri, Martinsburg, West Virginia, Jasper, Tennessee, Denison, Texas, Stuarts Draft, Virginia, and Atlanta, Georgia facilities, while all metal products are produced in our Valencia, Pennsylvania and Sidney, Ohio facilities. All injection molded products such as shakes, shingles, scallops, shutters, vents and mounts are either manufactured in our Gaffney, South Carolina facility or purchased from outside suppliers. In February 2007, the Company announced that the Atlanta, Georgia facility would be closed in the second quarter of 2007, due to excess production capacity. The five remaining vinyl siding plants will have the necessary capacity to support our planned sales growth in vinyl siding in 2007. The metal plants have sufficient capacity to support planned levels of sales growth for the foreseeable future. Our fencing, railing and decking products are currently manufactured at our York, Nebraska and Fair Bluff, North Carolina facilities. The fencing, railing and decking plants have sufficient capacity to support our planned sales growth for the foreseeable future. We expect our capital expenditures for our siding, fencing, railing and decking segment in the near future to remain consistent with our expenditures in past years.

Raw Materials and Suppliers

PVC resin and aluminum are major components in the production of our siding, fencing, railing and decking products and changes in PVC resin and aluminum prices have a direct impact on our cost of products sold. Historically, we have been able to pass on the price increases to our customers. The results of operations for individual quarters can be negatively impacted by a delay between the time of raw material cost increases and price increases that we implement in our products, or conversely can be positively impacted by a delay between the time of a raw material price decrease and competitive pricing moves that we implement accordingly.

Competition

We compete with other national and regional manufacturers of vinyl siding, fencing, railing and decking products. We believe we are one of the largest manufacturers of vinyl siding in North America, alongside CertainTeed, Owens Corning, and Alside. We believe that we account for approximately 29% of the U.S. vinyl siding market. Significant growth in vinyl fencing, railing and decking has attracted many new entrants, and the sector today is very fragmented. Our fencing, railing and decking competitors include U.S. Fence, Homeland, Westech, Bufftech, Outdoor Technologies, Royal, Outdoor Fiberon and Trex. We generally compete on product quality, breadth of product offering, sales and service support. In addition to competition from other vinyl siding, fencing, railing and decking products, our products face competition from alternative materials: wood, metal, fiber cement and masonry siding. Increases in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to decreases in net sales.

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

Backlog

Our siding, fencing, railing, and decking segment had a backlog of approximately $3.9 million, excluding AHE, at December 31, 2006, and approximately $7.5 million at December 31, 2005. We expect to fill 100% of the orders during 2007.

Windows and Doors Segment

Products
In our windows and doors segment, our principal products include vinyl, aluminum and wood windows and patio doors, as well as steel and fiberglass doors that serve both new home construction and the repair and remodeling sectors in the United States and Western Canada. Our windows and doors segment includes MW, Great Lakes Window, Inc. (“GLW” or Great Lakes Window), Alenco, and CWD Windows and Doors, Inc. (“CWD”) subsidiaries. We sell our windows and doors under our MW, Patriot, Twin Seal, Alenco, Builders View, Great Lakes, Ply Gem, Uniframe, Grandview, Seabrooke, Bayshore, Napco and CWD brand names. A summary of our product lines is presented below according to price point:

Specialty/Super Premium
•	Uniframe (Great Lakes)
Premium
•	Freedom (MW)
•	Ply Gem Lifestyles (Great Lakes)
•	Great Lakes Seabrooke (Great Lakes)
•	Grandview 4000 & 5000 (Great Lakes)
•	Napco 3500 (Great Lakes)
•	MW 1400 (Great Lakes)
•	Ambassador (CWD)
•	Regency (CWD)
Standard
•	Jefferson (MW)
•	Classic (MW)
•	TwinSeal (MW)
•	Bayshore (Great Lakes)
•	Grandview 3000 (Great Lakes)
•	MW 1300 (Great Lakes)
•	Napco 2500 (Great Lakes)
•	Premier (CWD)
•	Diplomat (CWD)
•	Envoy (CWD)
Economy
•	Consul (CWD)
•	Patriot (MW)
•	Alenco
•	Builders View (Alenco)

The breadth of our product lines and our multiple brand and price point strategy enable us to target all areas of the sectors, including multiple distribution channels (wholesale, retail and builder direct) and end sectors (home repair and remodeling and new home construction), with minimal channel conflict.

Customers and Distribution

We have a multi-channel distribution network that serves both the home repair and remodeling and new home construction sectors, which exhibit different, often counter-balancing, demand characteristics. In conjunction with our multiple brand and price point strategy, we believe our multi-channel distribution strategy enables us to increase our sales and sector penetration while minimizing channel conflict. We believe our strategy reduces our dependence on any one channel, which provides us with a greater ability to sustain our financial performance through economic fluctuations.

Our domestic windows and doors product lines are sold for use in new home construction and in home repair and remodeling through a highly diversified customer base, which includes, for our U.S. new construction product lines, independent building material dealers, regional/national lumberyard chains, builders direct/OEMs, and retail home centers. Our U.S. new construction window group operates under the guidance of one leadership team and operates a network of vertically integrated production and distribution facilities located in Virginia, New Jersey, Mississippi, North Carolina, Georgia, Texas and Arizona. Our repair and remodeling windows products are primarily sold through dealers and distributors. Dealers typically market directly to homeowners or contractors in connection with remodeling requirements while distributors concentrate on local independent retailers. In Canada, sales of CWD product lines in the new construction market are predominantly made through direct sales to builders and contractors, while sales in the renovation market are made primarily through retail lumberyards. CWD products are distributed through eight distribution centers.

Our three largest customers, NV Ryan, Builders FirstSource and 84 Lumber, represented 7.9%, 6.1% and 4.9% of the sales of our windows and doors segment in 2006, respectively.

Production and Facilities

Our windows and doors manufacturing facilities have benefited from our continued investment and commitment to product development and product quality combined with increasing integration of best practices across our product offerings. In addition, beginning in 2003, MW significantly lowered its manufacturing cost basis by expanding its existing in-house capacity to extrude vinyl lineals used in the production of windows. During 2003 and 2004 MW purchased six new lineal extruders which more than doubled its previous lineal production capacity. In 2005 and 2006 ten additional extruders were added to support organic growth and over 90% of the vinyl needs of GLW. For the newly acquired Alenco, five additional extruders are on order and by the third quarter of 2007, nearly 90% of Alenco’s vinyl needs will be produced in-house. Leveraging our PVC resin blending expertise, 2006 also saw the addition of a new PVC blend facility to the already successful lineal production facility. This successful venture not only delivered significant cost savings but also allowed us to further refine and improve our compound formulation and quality.

From a capacity perspective, all of our facilities have the ability to gain capacity in a cost effective manner by expanding production shifts. Ongoing capital investments will focus upon new product development, expanding lineal production capacity, and equipment maintenance and improvement.

Raw Materials and Suppliers

PVC compound, wood and glass are major components in the production of our window and door products. Historically changes in PVC compound and wood prices have had the most significant impact on our material cost of products sold in our windows and doors segment. We are one of the largest consumers of PVC resin in North America and we continue to leverage our purchasing power on this key raw material. As mentioned above, the PVC resin compound that is used in window lineal production is now produced on site. The leveraging of our PVC resin buying power and the expansion of PVC resin compounding capabilities has begun to benefit all of our domestic window companies including MW, GLW and Alenco.

MW, Great Lakes, and CWD have significantly consolidated glass purchases to take advantage of strategic sourcing savings opportunities.

Competition

While 2006 saw some consolidation in the window industry, the vinyl windows and patio doors sector in the U.S. and Canada remains fragmented, comprised primarily of local and regional manufacturers. Our competitors include MI Home Products, Silverline Building Products (Andersen Windows), Simonton Windows (Fortune Brands), Milgard Manufacturing, Inc. (Masco Corp.) and Atrium. We generally compete on service, product performance, sales and support and our products are competitively priced. We also face competition from alternative materials, primarily wood.

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

Backlog

Our windows and doors segment had a backlog of approximately $26.6 million at December 31, 2006, and approximately $17.6 million at December 31, 2005. We expect to fill 100% of the orders during 2007.

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

Based on available information, we do not believe that any known compliance obligations, claims, releases or investigations will have a material adverse effect on our results of operations, cash flows or financial position. However, there can be no guarantee that these or newly discovered matters or any inability to enforce available indemnification rights we have against Nortek under the stock purchase agreement governing the Ply Gem Acquisition and Alcan Aluminum Corporation (an indemnity we received when we purchased our York, Nebraska facility from Alcan Aluminum Corporation in 1998) will not result in material costs.

Under the stock purchase agreement governing the MW Acquisition, the sellers agreed to indemnify us for the first $250,000 in costs of compliance with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million. MW’s Rocky Mount, Virginia property is subject to an environmental investigation pursuant to the Virginia Voluntary Remediation Program, relating to contamination associated with an underground storage tank formerly located at the Rocky Mount, VA property. Liability for this investigation and the subject contamination has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the Stock Purchase Agreement dated August 11, 1995, whereby U.S.Industries, Inc. sold the stock of MW to Fenway Partners. As the successor in interest of Fenway Partners, we are similary indemnified by U.S. Industries, Inc., which is currently working with the Virginia Department of Environmental Quality in its continuing efforts under the Voluntary Remediation Program.

We voluntarily comply with the Vinyl Siding Institute (“VSI”) Certification Program with respect to our vinyl siding and accessories. Prior to 1998, there was no commonly-adopted industry certification process for vinyl siding products. Uniform minimum standards were available, but uniform compliance was not assured. In 1998, the VSI, under the leadership of our former President and Chief Executive Officer, Lee Meyer, at that time the Chairman of the VSI, instituted a new industry-wide program to assure compliance with minimum product standards. John Wayne, who is the President of our vinyl siding group, is the current Chairman of the VSI. All major vinyl siding manufacturers, representing over 95% of all products, now comply with these guidelines.

Under the VSI Certification Program, third party verification and certification, provided by Architectural Testing, Inc., (“ATI”) is used to ensure uniform compliance with the minimum standards set by the American Society for Testing and Materials, (“ASTM”). Those products compliant with ASTM specifications for vinyl siding will perform satisfactorily in virtually any environment. ATI initially inspects all qualifying products for compliance and inspects plants to assure effective quality control programs. In addition, compliance with advertised specifications is verified. All manufacturing plants are inspected bi-annually during unannounced visits to monitor compliance. Upon certification, products are added to the official VSI list of certified products and are eligible to bear the official VSI certification logo.

Employees

As of December 31, 2006, we had approximately 6,300 full-time employees worldwide, of whom approximately 5,700 were in the United States and approximately 600 were in Canada. Employees at our Canadian plant, our Valencia, Pennsylvania plant, and our Alenco Windows plants are currently our only employees with whom we have a collective bargaining agreement. Approximately 5.0% of our total employees are represented by the United Brotherhood of Carpenters and Joiners of America, pursuant to a collective bargaining agreement with certain of our Canadian employees, that expires on December 31, 2007. Approximately 1.4% of our total employees are represented by the United Steelworkers of America, AFL-CIO-CLC, pursuant to a collective bargaining agreement with certain of our Valencia, PA employees, that expires on December 1, 2011. Approximately 5.9% of our total employees are represented by the International Chemical Workers Union Council, pursuant to a collective bargaining agreement with certain of our Alenco Windows employees, that expires on December 4, 2010.

Financial Information about Geographic Areas

All of the Company’s operations are located in the United States and Canada. Revenue from external customers for the year 2006 consists of:
•	$981.2 million from United States customers
•	$68.3 million from Canadian customers
•	$5.0 million from all other foreign customers

Revenue from external customers for the year 2005 consists of:
•	$775.8 million from United States customers
•	$58.2 million from Canadian customers
•	$4.9 million from all other foreign customers

Revenue from external customers for the combined 2004 periods of January 1 to February 11, 2004 and January 23 to December 31, 2004 consists of:
•	$574.7 million from United States customers
•	$48.9 million from Canadian customers
•	$2.9 million from all other foreign customers

        At December 31, 2006, 2005 and 2004, long-lived assets totaled approximately $44.2 million, $43.6 million, and $51.4 million, respectively, in Canada and $1,253.6 million, $835.9 million, and $900.6 million, respectively, in the United States. We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations.

Item 1A. RISK FACTORS

Risks Associated with Our Business

The substantial level of our indebtedness may limit the cash flow available to invest in the ongoing needs of our business.

We have substantial indebtedness. As of December 31, 2006, we had approximately $1,048.8 million of indebtedness outstanding and up to $67.6 million of additional borrowing capacity under the revolving portion of our senior credit facilities. Under the covenants in the indenture and its senior credit facilities, Ply Gem Industries could have incurred additional indebtedness of up to $44.0 million as of December 31, 2006.

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

We expect to obtain the money necessary to pay our expenses, fund working capital and capital expenditures, and to pay the interest on the senior subordinated notes, senior credit facilities and other debt from cash flow from our operations and from Ply Gem Industries’ existing and available borrowings under its senior credit facilities. Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors. We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures. Our cash flow may not be sufficient to allow us to pay principal and interest on our debt (including the senior subordinated notes) and to meet our other obligations. If we do not have enough cash flow, we may be required to refinance all or part of our existing debt (including the senior subordinated notes), sell assets or borrow more money. We may not be able to do so on terms acceptable to us or at all. In addition, the terms of existing or future debt agreements, including the senior credit facilities and the indenture governing the notes, may restrict us from adopting any of these alternatives. The failure to generate sufficient cash flow or to achieve such alternatives could reduce the value of the senior subordinated notes and limit our ability to pay principal of and interest on the notes.

The indenture for the senior subordinated notes and the senior credit facilities impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities.

The indenture for the senior subordinated notes and the senior credit facilities impose significant operating and financial restrictions on us. These restrictions limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, or merge or consolidate. In addition, the senior credit facilities require Ply Gem Industries to maintain specified financial ratios. These covenants may prevent us from financing our future operations or capital needs or pursuing available business opportunities. A breach of any of these covenants or an inability to maintain the required financial ratios could result in a default under the related indebtedness. If a default occurs, the relevant lenders could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness.

We face competition from other vinyl exterior building products manufacturers and alternative building materials. If we are unable to compete successfully, we could lose customers and our sales could decline.

We compete with other national and regional manufacturers of vinyl exterior building products. Some of these companies are larger and have greater financial resources than we do. Accordingly, these competitors may be better able to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do. These competitors could take a greater share of sales and cause us to lose business from our customers. Additionally, our products face competition from alternative materials: wood, metal, fiber cement and masonry in siding, and wood in windows. An increase in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose our customers and lead to decreases in net sales.

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

Our principal raw materials, PVC resin and aluminum, have been subject to rapid price changes, particularly PVC resin in 2005 and 2004. While we have historically been able to substantially pass on significant PVC resin and aluminum cost increases through price increases to our customers, our results of operations for individual quarters can be and have been hurt by a delay between the time of PVC resin and aluminum cost increases and price increases in our products. While we expect that any significant future PVC resin and aluminum cost increases will be offset over time by price increases to our customers, we may not be able to pass on any future price increases.

Because we depend on a core group of significant customers, our sales, cash flows from operations and results of operations may decline if our key customers reduce the amount of products they purchase from us.

Our top ten customers accounted for approximately 39.4% of our net sales in the year ended December 31, 2006. Our largest customer, BlueLinx, formerly a distribution operation of the Georgia-Pacific Corporation, distributes our vinyl siding and accessories through multiple channels within its building products distribution business, and accounted for approximately 16.5% of our 2006 net sales. We expect a small number of customers to continue to account for a substantial portion of our net sales for the foreseeable future.

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

Our financial performance is affected by the availability of qualified personnel and the cost of labor. Currently, approximately 12.4% of our employees are represented by labor unions. In December 2005, the hourly employees at our CWD Windows and Doors production facility in Calgary, Alberta voted to be represented by the United Brotherhood of Carpenters and Joiners of America. The agreement was finalized in August of 2006 and will expire in December 2007. We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity. Furthermore, some of our direct and indirect suppliers have unionized work forces. Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured. Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We may be subject to claims arising from the operations of our subsidiaries, including Ply Gem Industries, MW, Alenco and AHE, prior to our acquisitions. Our ability to seek indemnification from the former owners of our subsidiaries may be limited, in which case, we would be liable for these claims.

      We have acquired all of our subsidiaries in the last several years, including Ply Gem Industries, Inc., MW, Alenco and AHE. We may be subject to claims or liabilities arising from the ownership or operation of our subsidiaries prior to our acquisition of them. Our ability to seek indemnification from the former owners of our subsidiaries is limited by various factors, including the specific limitations contained in the respective acquisition agreement and the financial ability of the former owners.

Under the terms of the stock purchase agreement governing the Ply Gem Acquisition, Nortek has agreed to indemnify us for liabilities arising from its former ownership or operations of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem Acquisition, including environmental liabilities, liabilities arising in connection with certain leases, product liability and other litigations, benefit plans, and for certain other liabilities. Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek’s financial condition, which could change in the future. These liabilities could be significant, and if we are unable to enforce the Nortek indemnification rights, could make it difficult to pay the interest or principal amount of the notes when due. Nortek has covenanted to use their reasonable commercial efforts to novate certain sale and lease contracts relating to discontinued operations, thereby removing us and our affiliates from certain indemnification obligations thereunder, which obligations we retained in connection with the sales of certain of our businesses. Accordingly, during 2004 Nortek successfully novated four sale contracts relating to our discontinued operations, including our disposition of Hoover Treated Wood Products, Inc., Sagebrush Sales, Peachtree Doors and Windows and SNE Enterprises. As a consequence, we are no longer responsible for any indemnification obligations to the buyers of these former operations. Nortek has also covenanted that after the Ply Gem Acquisition, it will not dispose of all or substantially all of its property and assets in a single transaction or series of related transactions, unless the acquirer of either its residential building products segment or HVAC segment (whichever is sold first) assumes all of Nortek’s obligations (including Nortek’s indemnification obligations) under the stock purchase agreement.

We completed the MW Acquisition during 2004. Our ability to seek indemnification from the selling stockholders of MWM Holding is restricted to breaches of a limited amount of corporate representations and warranties, and for the first $250,000 in costs of compliance by MW with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million resulting from the compliance by MW with that same act.

        We completed the Alenco Acquisition in February of 2006. Our ability to seek indemnification from the selling stockholders of AWC Holding Company for specified matters is subject to limitations, including the periods to submit claims, minimum amount of losses suffered and aggregate amounts of recovery.

We completed the AHE Acquisition in October of 2006. Our ability to seek indemnification from the selling stockholders of AHE for specified matters is subject to limitations, including the periods to submit claims, minimum amount of losses suffered and aggregate amounts of recovery.

We could face potential product liability claims relating to products we manufacture.

Our historical product liability claims have not been material and while management is not aware of any material product liability issues, we do face an inherent business risk of exposure to product liability claims in the event that the use of any of our products results in personal injury or property damage. In the event that any of our products proves to be defective, among other things, we may be responsible for damages related to any defective products and we may be required to recall or redesign such products. Because of the long useful life of our products, it is possible that latent defects might not appear for several years. Any insurance we maintain may not continue to be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred. Further, any claim or product recall could result in adverse publicity against us, which could cause our sales to decline, or increase our costs.

We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects.

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees. We have entered into various equity-based compensation agreements with our senior executives, including Messrs. Robinette, Poe, Wayne, Morstad, and Montgomery, designed to encourage their retention. Each member of our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success. We do face the risk, however, that members of our senior management may not continue in their current positions and the loss of the services of any of these individuals could cause us to lose customers and reduce our net sales, lead to employee morale problems and/or the loss of key employees, or cause disruptions to our production. Also, we may be unable to find qualified individuals to replace any of the senior executive officers who leave our company.

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

Our facilities are subject to numerous U.S. and Canadian federal, state, provincial and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety. From time to time, our facilities are subject to investigation by governmental regulators. We believe we are in material compliance with all applicable requirements of such laws and regulations. However, our efforts to comply with environmental requirements do not remove the risk that we may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for newly-discovered contamination at any of our properties from activities conducted by previous occupants. Certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites. Under the stock purchase agreement governing the Ply Gem Acquisition, our former parent, Nortek, has agreed to indemnify us for any such liabilities arising from our former ownership or operation of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem Acquisition and for certain other properties. Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek’s financial condition. Nortek has also covenanted that after the Ply Gem Acquisition, it will not dispose of all or substantially all of its property and assets in a single transaction or series of related transactions, unless the acquirer of either its residential building products segment or HVAC segment (whichever is sold first) assumes all of Nortek’s obligations (including Nortek’s indemnification obligations) under the stock purchase agreement.

We are currently involved in environmental proceedings involving CWD (arising from subsurface contamination discovered at our Calgary, Alberta property), and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania) and Kroy Building Products, Inc. (relating to contamination in a drinking water well in York, Nebraska). Under the stock purchase agreement governing the Ply Gem Acquisition, Nortek is to indemnify us for fifty percent of any liability in excess of $750,000 with respect to the Calgary contamination and to indemnify us fully for any liability in connection with the Punxsutawney contamination. Alcan Aluminum Corporation assumed the obligation to indemnify us with respect to all liabilities for environmental contamination of the York property when it sold the property to us in 1998. Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding in connection with a contaminated landfill site in Thomson, Georgia. While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek.

Under the stock purchase agreement governing the MW Acquisition, the sellers agreed to indemnify us for the first $250,000 in costs of compliance with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million. MW’s Rocky Mount, Virginia property is subject to an environmental investigation pursuant to the Virginia Voluntary Remediation Program, relating to contamination associated with an underground storage tank formerly located at the Rocky Mount, VA property. Liability for this investigation and the subject contamination has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the Stock Purchase Agreement dated August 11, 1995, whereby U.S.Industries, Inc. sold the stock of MW to Fenway Partners. As the successor in interest of Fenway Partners, we are similary indemnified by U.S. Industries, Inc., which is currently working with the Virginia Department of Environmental Quality in its continuing efforts under the Voluntary Remediation Program.

Changes in environmental laws and regulations or in their enforcement, the discovery of previously unknown contamination or other liabilities relating to our properties and operations or the inability to enforce the indemnification obligations of Nortek, the MW Sellers and U.S. Industries, Inc. could result in significant environmental liabilities which could make it difficult to pay the interest or principal amount of our debt when due. In addition, we might incur significant capital and other costs to comply with increasingly stringent U.S. or Canadian environmental laws or enforcement policies which would decrease our cash flow available to service our indebtedness.

Manufacturing or assembly realignments may result in a decrease in our short-term earnings, until the expected cost reductions are achieved, due to the costs of implementation.

We continually review our manufacturing and assembly operations and sourcing capabilities. Effects of periodic manufacturing realignments and cost savings programs could result in a decrease in our short-term earnings until the expected cost reductions are achieved. Such programs may include the consolidation and integration of facilities, functions, systems and procedures. Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved or sustained.

We rely on a variety of intellectual property rights. Any threat to, or impairment of, these rights could cause us to incur costs to defend these rights.

As a company that manufactures and markets branded products, we rely heavily on trademark and service mark protection to protect our brands. We have a significant number of issued patents and rely on copyright protection for certain of our technologies. These protections may not adequately safeguard our intellectual property and we may incur significant costs to defend our intellectual property rights, which may harm our operating results. There is a risk that third parties, including our current competitors, will infringe on our intellectual property rights, in which case we would have to defend these rights. There is also a risk that third parties, including our current competitors, will claim that our products infringe on their intellectual property rights. These third parties may bring infringement claims against us or our customers, which may harm our operating results.

We are controlled by our principal equity holder, which has the power to take unilateral action and whose interests in our business could conflict with yours.

       Affiliates of, and companies managed by, Caxton-Iseman Capital, including Caxton-Iseman (Ply Gem) L.P. and Frederick Iseman, control our affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of the holders of the notes. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to holders of the notes. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” and “Certain Relationships and Related Transactions.”

Item 2. PROPERTIES

Our corporate headquarters are located in Kearney, Missouri. We own and lease several additional properties in the U.S. and Canada. We operate the following facilities as indicated.

Location	Square Footage	Facility Use

Siding, Fencing, Railing and Decking Segment
Jasper, TN (2)	270,000	Manufacturing and Administration
Fair Bluff, NC (1)	200,000	Manufacturing and Administration
Kearney, MO (1)(20)	175,000	Manufacturing and Administration
Independence, MO (3)	105,000	Warehouse
Valencia, PA (1)	175,000	Manufacturing and Administration
Martinsburg, WV (1)	163,000	Manufacturing and Administration
Martinsburg, WV (4)	124,000	Warehouse
York, NE (1)	76,000	Manufacturing
Cary, NC (5)	15,000	Administration
Atlanta, GA (6)	178,000	Manufacturing and Administration
Stuarts Draft, VA	257,000	Manufacturing and Administration
Sidney, OH	460,000	Manufacturing and Administration
Denison, TX	257,000	Manufacturing and Administration
Gaffney, SC	260,000	Manufacturing and Administration
Atlanta, GA (6)	52,000	Warehouse
Stuarts Draft, VA	125,000	Warehouse
Staunton, VA	145,000	Warehouse
Sidney, OH	374,000	Warehouse
Denison, TX (7)	270,000	Warehouse
Denison, TX (8)	37,000	Warehouse
Gaffney, SC (9)	63,000	Warehouse
Pittsburgh, PA (10)	16,000	Administration
Sidney, OH	50,000	Research and Development Center

Windows and Doors Segment
Calgary, AB, Canada (1)	301,000	Manufacturing and Administration
Walbridge, OH (1)	250,000	Manufacturing and Administration
Walbridge, OH (11)	30,000	Warehouse
Rocky Mount, VA (1)	720,000	Manufacturing and Administration
Rocky Mount, VA (1)	160,000	Manufacturing
Rocky Mount, VA (12)	180,000	Manufacturing
Rocky Mount, VA (6)	80,000	Warehouse
Rocky Mount, VA (12)	300,000	Warehouse
Hammonton, NJ (13)	355,000	Manufacturing and Administration
Tupelo, MS (14)	200,000	Manufacturing and Administration
Fayetteville, NC	56,000	Warehouse
Peachtree City, GA (15)	148,000	Manufacturing
Peachtree City, GA	40,000	Manufacturing
Dallas, TX (16)	32,000	Manufacturing
Bryan, TX (17)	274,000	Manufacturing and Administration
Bryan, TX (5)	75,000	Manufacturing
Phoenix, AZ (18)	156,000	Manufacturing
Farmers Branch, TX (19)	53,000	Warehouse

(1)	These properties are included in long-term leases entered into as a result of a sale/leaseback agreement entered into in August 2004 as part of the funding for the purchase of MWM Holding.
(2)	The lease for this facility expires on February 1, 2017.
(3)	The lease for this facility expires January 31, 2010.
(4)	The lease for this facility expires on January 14, 2008.
(5)	The lease for this office facility expires December 31, 2014.
(6)	The lease for this facility expires on August 31, 2008.
(7)	The lease for this facility expires on October 31, 2008.
(8)	The lease for this facility expires on February 14, 2008.
(9)	The lease for this facility expires on June 30, 2007.
(10)	The lease for this facility expires on March 31, 2009
(11)	The lease for this facility expires November 30, 2008.
(12)	The lease for this facility expires on August 31, 2016.
(13)	The lease for this facility expires October 31, 2012.
(14)	The lease for this facility expires on June 16, 2010.
(15)	The lease for this facility expires on August 19, 2014.
(16)	The lease for this facility expires on March 31, 2010.
(17)	The lease for this facility expires on August 20, 2014.
(18)	The lease for this facility expires on March 31, 2011.
(19)	The lease for this facility expires on July 31, 2007.
(20)	In the third quarter of 2007, the Administration offices in Kearney, MO will be relocated to Kansas City, MO.

Item 3. LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations. As of December 31, 2006, we were not a party to any material legal proceedings.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of equity holders.

PART II

Item 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        There is no established trading market for the common stock of Ply Gem Holdings.

Holders

        As of March 23, 2007 there was one holder of record of the common equity securities of Ply Gem Holdings.

Dividends

    Ply Gem Holdings did not pay any dividends in respect to its common stock in the two fiscal years ended December 31, 2006 and 2005.

Securities authorized for issuance under equity compensation plans

    The following table shows the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2006.

	(A)	(B)	( C)
	Number of	Weighted	Number of
	securities to be	average	securities available
	issued upon	exercise price of	for future issuance
	exercise of	outstanding	under equity
	outstanding	options,	compensation plans
	options, warrants	warrants and	(excluding securities
Plan Category	and rights	rights	reflected in column (A)

Equity compensation plans
Approved by shareholders	146,194	$ 10.00	37,871

Equity compensation plans not
Approved by shareholders	-	-	-

Total	146,194	$ 10.00	37,871

Item 6.     SELECTED FINANCIAL DATA

The following financial data set forth below is for the five-year period ended December 31, 2006. The audited data for the Pre-Nortek Recapitalization period from January 1, 2002 through January 9, 2003, (the “Nortek Recapitalization”) has been prepared on different bases of accounting due to the Recapitalization of our former parent Nortek, which took place on January 10, 2003, and therefore is not directly comparable to subsequent periods. The periods presented during calendar 2004 provide the operating results of Ply Gem Industries from the beginning of the year, January 1, 2004, until the date of the Ply Gem Acquisition, February 12, 2004, as well as of Ply Gem Holdings from the date of inception of January 23, 2004 through December 31, 2004. Subsequent to the acquisition, the financial statements presented are on a different basis of accounting. Therefore, they are not directly comparable to preceding periods. Our results of operations for the period ended December 31, 2004 include the results of MWM Holding, from August 27, 2004, the date of acquisition, through December 31, 2004, as MWM Holding was acquired on August 27, 2004. Our results of operations for the period ended December 31, 2006 include the results of Alenco from February 25, 2006 through December 31, 2006 and the results of AHE from November 1, 2006 through December 31, 2006. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements, related notes and other financial information included elsewhere in this report.

		Consolidated				Combined
						Ply Gem Industries
		Ply Gem Holdings
				Post-Nortek	Recapitalization		Pre-Nortek	Recapitalization

	For the	For the	Jan. 23,	Jan. 1,	Jan. 10,		Jan. 1,	For the
	Year ended	Year ended	2004 to	2004 to	2003 to		2003 to	Year ended
	Dec. 31,	Dec. 31,	Dec. 31,	Feb. 11,	Dec. 31,		Jan. 9,	Dec. 31,
	2006	2005	2004	2004	2003		2003	2002

Summary of Operations
Net Sales	$1,054,468	$838,868	$585,945	$40,612	$522,565		$8,824	$508,953
Income (loss) from	5,330	20,225	17,682	(3,350)	11,000		(900)	15,800
continuing operations

Total assets	1,649,721	1,049,998	1,104,299	N/A	503,368		N/A	574,354
Long-term borrowings	1,042,894	635,776	702,930	N/A	423,161		N/A	425,762

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

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.” See “Cautionary Statement with Respect to Forward-Looking Comments” and “Risk Factors.”

General

We are a leading manufacturer of residential exterior building products in North America. We offer a comprehensive product line of vinyl siding and skirting, vinyl windows and doors, and vinyl and composite fencing, railing and decking that serves both the home repair and remodeling and the new home construction sectors in all 50 states and Western Canada. We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products. We have two reportable segments: (i) siding, fencing, railing and decking, and (ii) windows and doors.

Ply Gem Holdings, a wholly owned subsidiary of Ply Gem Investment Holdings, was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. from Nortek (the “Ply Gem Acquisition”). The Ply Gem Acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries, to Ply Gem Holdings, pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc. and Nortek, Inc. and WDS LLC dated as of December 19, 2003, as amended. Prior to February 12, 2004, the date of the Ply Gem Acquisition, Ply Gem Holdings had no operations and Ply Gem Industries was a wholly-owned subsidiary of WDS LLC, which was a wholly-owned subsidiary of Nortek.

On August 27, 2004 Ply Gem Industries acquired all of the outstanding shares of capital stock of MWM Holding, in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding and the selling stockholders in the MW Acquisition. The accompanying financial statements include the operating results of MWM Holding for the period of August 27, 2004, the date of acquisition, through December 31, 2006.

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

On February 24, 2006, Ply Gem completed the Alenco Acquisition in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock option holders of AWC and FNL Management Corp., an Ohio corporation, as their representative on February 6, 2006 (the “Securities Purchase Agreement”). Pursuant to the Securities Purchase Agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase shares of common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco (the “Rollover Shares”) that were contributed separately to Ply Gem Prime Holdings, Inc., the new parent company of Ply Gem Investment Holdings, Inc., in exchange for shares of capital stock of Ply Gem Prime Holdings, Inc.). Immediately following the completion of the Alenco Acquisition, AWC became a wholly owned subsidiary of Ply Gem. The purchase price paid by Ply Gem was approximately $89.4 million on cash, which included $4.0 million in cash delivered by Ply Gem to an escrow agent to be held in escrow as security for the sellers’ indemnification and other obligations under the Securities Purchase Agreement, plus the repayment of approximately $31.3 million of outstanding indebtedness of Alenco. In connection with the Alenco Acquisition, certain members of Alenco management invested approximately $8.1 million in the capital stock of Ply Gem Prime Holdings, Inc. The accompanying financial statements include the operating results of Alenco for the period of February 24, 2006, the date of acquisition, through December 31, 2006.

On October 31, 2006, Ply Gem Industries acquired all of the outstanding shares of capital stock of Alcoa Home Exteriors, Inc. (“AHE”), in accordance with a stock purchase agreement entered into among Ply Gem, Alcoa Securities Corporation, and Alcoa Inc. The purchase price paid by Ply Gem was approximately $305.0 million in cash. The accompanying financial statements include the operating results of AHE for the period of October 31, 2006, the date of acquisition, through December 31, 2006.

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

Comparability. The data presented for the year ended December 31, 2004 includes predecessor data for Ply Gem Industries from January 1, 2004 to February 11, 2004 and successor data for Ply Gem Holdings from January 23, 2004 to December 31, 2004 and therefore those periods are not directly comparable. In addition, during the period January 23, 2004 (inception) through February 11, 2004, Ply Gem Holdings, which ultimately acquired Ply Gem Industries, conducted no operations. All periods after the MW Acquisition in August 2004 include the results of operations of MWM Holding. All periods after the Alenco Acquisition in February 2006 include the results of operations of Alenco. All periods after the AHE Acquisition in October 2006 include the results of operations of AHE.

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

Critical Accounting Policies

The following discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based on our historical experience, current trends and information available from other sources, as appropriate. If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates. Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory. Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at December 31, 2006 would result in a $0.7 million impact upon each of  SG&A expense and cost of products sold. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories. While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical. Our critical accounting policies include:

Revenue Recognition. We recognize sales based upon shipment of products to our customers net of applicable provisions for discounts and allowances. Generally, the customer takes title upon shipment and assumes the risks and rewards of ownership of the product. For certain products, our customers take title upon delivery, at which time revenue is then recognized. Revenue includes selling price of the product and all shipping costs paid by the customer. Revenue is reduced at the time of sale for estimated sales returns and all applicable allowances and discounts based on historical experience. We also provide for estimates of warranty, bad debts, shipping costs and certain sales-related customer programs at the time of sale. Shipping and warranty costs are included in cost of products sold. Bad debt expense and sales-related marketing programs are included in SG&A expense. We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are reconciled to the actual amounts.

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

Inventories. Inventories in the accompanying consolidated and combined balance sheets are valued at the lower of cost or market. At December 31, 2006, and December 31, 2005, approximately $9.6 million and $9.8 million of total inventories, respectively, were valued on the last-in, first-out method, or “LIFO.” Alternatively, under the first-in, first-out method, or “FIFO,” of accounting, such inventories would have been approximately $4.7 million and $2.8 million higher at December 31, 2006 and December 31, 2005, respectively. All other inventories were valued under the FIFO method. In connection with both LIFO and FIFO inventories, we record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

Goodwill and Indefinite Lived Intangibles Impairment. In accordance with SFAS No. 142, we perform annual tests for goodwill and indefinite lived intangibles impairment. We assess goodwill and indefinite lived intangibles which are not subject to amortization for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. In certain circumstances, we use third-party valuation specialists to help evaluate fair values of reporting units or indefinite lived intangibles. To evaluate goodwill for impairment, the company estimates the fair value of reporting units considering such factors as discounted cash flows and EBITDA valuation multiples for comparable publicly traded companies. Based upon our most recent analysis, we believe that no impairment of goodwill or indefinite lived intangibles existed at December 31, 2006.

    Share based compensation. Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments”, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under FAS 123R, share-based compensation cost for the Company’s stock option plan is measured at the grant date, based on the estimated fair value of the award, and is recognized over the requisite service period. We adopted the provisions of FAS 123R, effective January 1, 2006, using a modified prospective application. The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model. The value of our common stock is determined with the assistance of a third party specialist. Expected volatility is based on a review of several market indicators, including peer companies. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.

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

Income Taxes. We account for deferred income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet. The amount recorded in our financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns. Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future. We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained. During 2005, the Company established reserves relating to net operating losses acquired in the MW Acquisition and transaction costs associated with the Ply Gem and MW Acquisitions. If the benefits for which a reserve has been provided are subsequently recognized, they will reduce goodwill resulting from the application of the purchase method of accounting for these transactions. We have executed a tax sharing agreement with Ply Gem Holdings and Ply Gem Investment Holdings, Inc. pursuant to which tax liabilities for each respective party are computed on a stand-alone basis. Our U.S. subsidiaries file unitary, combined and separate state income tax returns. CWD Windows and Doors files separate Canadian income tax returns.

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

	Consolidated			Combined
			January 23,	January 1,
	Year ended	Year ended	2004 to	2004 to
	December 31,	December 31,	December 31,	February 12,
	2006	2005	2004	2004

Net Sales
Siding, Fencing, Railing and Decking	502,610	390,925	352,167	29,546
Windows and Doors	551,858	447,943	233,778	11,066
Operating earnings
Siding, Fencing, Railing and Decking	44,060	44,892	40,951	690
Windows and Doors	50,524	47,699	24,051	(1,444)
Unallocated	(9,877)	(3,798)	(1,269)	(791)
Foreign currency gain
Windows and Doors	77	1,010	2,473	-
Interest expense, net
Siding, Fencing, Railing and Decking	(168)	296	35	3,610
Windows and Doors	1,652	1,804	2,385	6
Unallocated	69,529	54,827	34,793	39
Other expense
Unallocated	4,462
Income tax expense
Unallocated	3,502	12,651	11,311	(1,850)
Income (loss) before cumulative effect of
accounting change	5,807	20,225	17,682	(3,350)

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

Our twelve months ended statement of operations data for the predecessor periods includes the pre acquisition period of January 1 through February 11, 2004 for Ply Gem Industries. As a result of the Ply Gem Acquisition on February 12, 2004, financial statements after that date reflect the impacts of purchase accounting.

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

Siding, Fencing, Railing and Decking Segment
	Consolidated						Combined
					January 23,		January 1,
	Year ended		Year ended		2004 to		2004 to
	December 31,		December 31,		December 31,		February 11,
	2006		2005		2004		2004
Statement of operations data:
Net Sales	502,610	100%	390,925	100%	352,167	100%	29,546	100%
Cost of products sold	408,158	81.2%	309,060	79.1%	273,338	77.6%	24,281	82.2%
Gross Profit	94,452	18.8%	81,865	20.9%	78,829	22.4%	5,265	17.8%
SG&A expense	46,571	9.3%	33,752	8.6%	35,164	10.0%	4,272	14.5%
Amortization of intangible assets	3,821	0.8%	3,221	0.8%	2,714	0.8%	303	1.0%
Operating earnings	44,060	8.8%	44,892	11.5%	40,951	11.6%	690	2.3%

Net Sales
Net sales for the year ended December 31, 2006 increased from the year ended December 31, 2005 by approximately $111.7 million or 28.6%. The increase was primarily due to the addition of AHE which was acquired on October 31, 2006 and contributed approximately $73.3 million of sales to the year ended December 31, 2006. The increase in net sales was also driven by increased unit volume sold, as well as higher selling prices that were increased in response to industry wide increases in raw material and freight costs. The increase in units sold was driven by growth with new vinyl siding customers that were obtained during 2005, and was partially offset by industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector of the market. According to the National Association of Home Builders (“NAHB”), single family housing starts declined by 14.0% in 2006 from 2005 levels and are projected to decline by 17.6% in 2007 before beginning to recover in 2008. As a result of the Company’s ability to grow unit volume sales in 2006, our vinyl siding sales outperformed the industry during 2006 and our market share of the vinyl siding industry increased during 2006 as compared to 2005.

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

Cost of Products Sold
Cost of products sold for the year ended December 31, 2006 increased from the year ended December 31, 2005 by approximately $99.1 million or 32.1%. The increase in cost of products sold was primarily driven by the cost of products sold contributed by AHE which was acquired on October 31, 2006. Excluding the increase attributable to AHE, cost of products sold increased due to increased sales volume and market wide increases in raw material costs, specifically PVC resin and aluminum, and higher freight expense related to carrier fuel costs. The market wide increase in raw material and freight costs were fully offset by selling price increases and material strategic sourcing and other cost savings initiatives that management implemented during 2006. In addition, cost of products sold for the 2006 period was impacted by purchase accounting, primarily from the non-cash write off of purchase price allocated to inventory from the AHE Acquisition, which increased cost of products sold by approximately $3.0 million for the year end December 31, 2006.

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

Selling general and administrative expense

        SG&A expense for the year ended December 31, 2006 increased from the year ended December 31, 2005 by approximately $12.8 million or 38.0%. The increase was due primarily to the addition of AHE, which contributed approximately $9.7 to SG&A expense, in addition to increases due to higher selling and marketing expenses related to the increase in net sales, and higher management incentive compensation expense in 2006 as compared to 2005.

SG&A expense for the year ended December 31, 2005 decreased from the 2004 periods by approximately $5.7 million or 14.4%. The decline in SG&A expense was impacted by management’s austerity initiatives that were implemented to offset the decreased unit sales volume and the market wide increases in raw material and freight costs which impacted our cost of products sold. Management’s austerity initiatives included the reduction, postponement or elimination of discretionary spending in all areas of SG&A.

Windows and Doors Segment
	Consolidated						Combined
					January 23,		January 1,
	Year ended		Year ended		2004 to		2004 to
	December 31,		December 31,		December 31,		February 11,
	2006		2005		2004		2004
Statement of operations data:
Net Sales	551,858	100%	447,943	100%	233,778	100%	11,066	100%
Cost of products sold	423,260	76.7%	338,516	75.6%	174,985	74.9%	9,448	85.4%
Gross Profit	128,598	23.3%	109,427	24.4%	58,793	25.1%	1,618	14.6%
SG&A expense	69,953	12.7%	55,188	12.3%	31,827	13.6%	3,040	27.5%
Amortization of intangible assets	8,121	1.5%	6,540	1.5%	2,915	1.2%	22	0.2%
Operating earnings	50,524	9.2%	47,699	10.6%	24,051	10.3%	(1,444)	(13.0)%
Currency transaction gain	77	0.0%	1,010	0.2%	2,473	1.1%	-	0.0%

Net Sales
Net sales for the year ended December 31, 2006 increased from the year ended December 31, 2005 by approximately $103.9 million, or 23.2%. The increase in net sales was driven by sales of Alenco which was acquired on February 24, 2006 and contributed approximately $121.2 million in sales to the year ended December 31, 2006. In addition, net sales were favorably impacted by higher selling prices which were increased to offset market wide increases in raw material and freight costs. The favorable impact on net sales from higher selling prices was more than offset by lower unit sales volume for our domestic new construction window products which were negatively impacted by market wide declines in single family housing starts during 2006. In addition, demand for our repair and replacement window products declined as a result of our inability to convert new customers during 2005, which was due to operational difficulties that we incurred in introducing our new repair and remodeling window product lines. Sales were also reduced by our transition of customers from an unprofitable mechanical window product that was produced at our Sarver, PA facility, which was closed in June 2006, to other more efficient products that we produce at our other window manufacturing facilities.

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

Cost of Products Sold
Cost of products sold for the year ended December 31, 2006 increased from the prior year by approximately $84.7 million, or 25.0%. The increase was primarily related to the cost of products sold contributed by Alenco, which was acquired on February 24, 2006. The increase in cost of products sold from Alenco was partially offset by lower costs due to lower unit sales volume in both our domestic new construction and repair and remodeling window and door products as discussed above. In addition, our cost of products sold was impacted in 2006 by market wide increases in raw material and freight costs which were partially offset by selling price increases and material cost synergies and savings in our new construction window and door products. In our repair and remodeling window and door products, raw material costs exceeded prior year costs primarily due to increases in PVC lineal costs during our transition from external sourcing to producing lineals within our MW lineal production facility. This transition was completed during 2006. In addition, cost of products sold for the 2006 period was impacted by purchase accounting, primarily from the non-cash write off of purchase price allocated to inventory from the Alenco acquisition, which increased cost of products sold by approximately $0.3 million for the year ended December 31, 2006.

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

Selling general and administrative expense
SG&A expense for the year ended December 31, 2006 increased from the prior by approximately $14.8 million, or 26.8%. The increase in SG&A expense was driven by the addition of Alenco which contributed approximately $13.2 million, as well as costs incurred in our repair and remodeling business related to changes in management and consulting costs incurred to improve business performance. SG&A costs for the 2006 period also include approximately $1.6 million of restructuring costs due to the closure of the Sarver, PA facility, and approximately $0.6 million due to the loss on the sale of the Sarver building.

SG&A expense for the year ended December 31, 2005 increased from the 2004 periods by approximately $20.3 million, primarily due to $20.8 contributed by MW, which incurred SG&A expenses of $30.0 for twelve months of 2005 versus $9.2 million for four months of 2004.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes
	Consolidated			Combined
			January 23,	January 1,
	Year ended	Year ended	2004 to	2004 to
	December 31,	December 31,	December 31,	February 11,
	2006	2005	2004	2004
Statement of operations data:
Operating earnings (loss)	(9,877)	(3,798)	(1,269)	(791)
Interest expense	(70,316)	(55,199)	(34,880)	(39)
Investment income	787	372	87	-
Other expense	(4,462)
Provision (benefit) for income taxes	3,502	12,651	11,311	(1,850)

Operating earnings (loss)
Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The increase in expenses for the year ended December 31, 2006 from the prior year includes approximately $1.7 million in salaries, benefits and professional fees, approximately $3.0 million of deferred compensation expense, and approximately $0.9 million to increase the insurance reserve.

The increase in expenses from the 2004 periods to the year ended December 31, 2005, was primarily due to the unallocated effect of the change in sale leaseback accounting.

Interest expense
Interest expense for the year ended December 31, 2006 increased by approximately $15.1 million or 27.4% as a result of increased borrowings due to the Alenco Acquisition in February 2006 and the AHE Acquisition in October 2006.

Interest expense for the year ended December 31, 2005 increased by approximately $20.3 million over the 2004 periods as a result of increased borrowings due to the MW Acquisition in August of 2004 and higher interest rates on our variable rate loan.

Other expense
Expenses recognized as ‘other expense’ during 2006 were third-party charges associated with business combination financing costs.

Income taxes
Income tax expense for the year ended December 31, 2006 decreased from the prior year by approximately $9.1 million, primarily as a result of lower pretax earnings in 2006 as compared to 2005, in addition to a reduction in the effective tax rate to approximately 37.6% for the year ended December 31, 2006, as compared to approximately 38.5% for the year ended December 31, 2005.

Income tax expense for the year ended December 31, 2005, increased by approximately $3.2 million over the 2004 periods, primarily as a result of the greater pretax earnings in 2005 over the 2004 periods, partially offset by a decrease in the effective tax rate to approximately 38.5% for the year ended December 31, 2005 as compared to approximately 39.0% and 35.6% for the periods January 23, 2004 to December 31, 2005 and January 1, 2004 to February 11, 2004, respectively.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service. After the Ply Gem Acquisition on February 12, 2004 we have financed these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ credit facility.

Net cash provided by operating activities for the year ended December 31, 2006 was approximately $57.9 million. Net cash provided by operating activities for the year ended December 31, 2005 was approximately $63.9 million. Net cash provided by operating activities for the 2004 periods of January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004 was approximately $49.4 million and $1.6 million, respectively. The decrease in net cash provided by operating activities for the 2006 period compared to the 2005 period was primarily driven by decreased earnings. The increase in net cash provided by operating activities for the year ended December 31, 2005 compared to the 2004 periods presented was primarily driven by increased earnings as a result of the addition of MW in August 2004.

Net cash used in investing activities for the year ended December 31, 2006 was approximately $432.2 million. Net cash used in investing activities for the year ended December 31, 2005 was approximately $14.4 million. Net cash provided by used in (provided by) investing activities for the 2004 periods of January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004 was approximately $890.0  million and $0.4 million respectively. The cash used in investing activities for the year ended December 31, 2006 was primarily used to fund the Alenco and AHE acquisitions. The cash used in investing activities for the year ended December 31, 2005 was primarily used for capital expenditures while the cash used in investing activities during the 2004 periods presented was driven by the cash used to fund the Ply Gem Acquisition and the MW Acquisition.

Net cash provided by financing activities for the year ended December 31, 2006 was approximately $405.4 million. Net cash used in financing activities for the year ended December 31, 2005 was approximately $34.3 million. Net cash provided by (used in) financing activities for the 2004 periods of January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004 was approximately $847.3 million and ($7.5) million respectively. The increase in net cash provided by financing activities for the year ended December 31, 2006 was driven by the cash provided from the financing agreement associated with the Alenco and AHE acquisitions. The cash used in financing activities for the year ended December 31, 2005 was primarily used to pay down debt. The increase in net cash provided by financing activities for the 2004 periods presented was driven by the cash provided from our new capital structure that resulted from the consummation of the Ply Gem Acquisition and the MW Acquisition, which includes Ply Gem Industries’ senior subordinated notes, Ply Gem Industries’ senior term loan facilities, Ply Gem Industries’ senior revolving credit facility, and $169.1 million of equity contribution.

In connection with the Alenco Acquisition, on February 24, 2006, the Company entered into an amendment to its senior credit facilities.  Under the terms of the amended agreement, the Company borrowed $375.0 million in U.S. term loans to refinance $252.7 million of outstanding U.S. term loans, repay approximately $1.8 million in revolving credit loans and fund the Alenco Acquisition, which was completed on February 24, 2006.  Additionally, under the terms of the amended agreement, the Company’s Canadian borrower, CWD, borrowed $25.0 million to refinance approximately $24.5 million of outstanding Canadian term loans.

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

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving portion of our First Lien Credit Facilities. As of December 31, 2006, we had $688.5 million of indebtedness under our First Lien and Second Lien Credit Facilities and $67.6 million of availability under the revolving portion of our First Lien Credit Facilities.

The Company’s First Lien Credit Facilities with a syndicate of financial institutions and institutional lenders provide for senior secured financing of up to $655.0 million, consisting of $585.0 million of term loan facilities maturing in August 2011 and a $70.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The term loan facilities were originally drawn in full and have three tranches, consisting of: i) a $375.0 million tranche under which Ply Gem Industries is the borrower, ii) a $187.0 million tranche under which Ply Gem Industries is the borrower, and iii) a $25.0 million tranche under which our Canadian subsidiary, CWD is the borrower. As of December 31, 2006, the balances of the three tranches were approximately $372.2 million, $186.5 million and $24.8 million, respectively. The Company’s Second Lien Credit Facility with a syndicate of financial institutions and institutional lenders provides for a senior secured term loan of $105.0 million. Ply Gem Industries issued $360.0 million aggregate principal amount of its 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”), which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries.

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

Under the terms of our credit facilities, we are permitted to use the excess cash flow and/or a portion of the revolving credit portion of the First Lien Credit Facilities to repurchase up to $40.0 million aggregate principal amount of the Senior Subordinated Notes. Subject to market conditions, our capital needs and other factors, we may from time to time purchase up to $40.0 million aggregate principal amount of the 9% Senior Subordinated Notes in market transactions, privately negotiated sales or other transactions. As of December 31, 2006, we had not yet purchased any of our Senior Subordinated Notes.

The credit facilities and the indenture for the Senior Subordinated Notes impose certain restrictions on Ply Gem Industries, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The terms of the credit facilities and the Senior Subordinated Notes also significantly restrict the ability of Ply Gem Industries to pay dividends and otherwise distribute assets to Ply Gem Holdings. In addition, the credit facilities require Ply Gem Industries to comply with certain financial ratios. Indebtedness under the credit facilities is secured by substantially all of Ply Gem Industries’ assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, borrowings under the credit facilities are guaranteed by Ply Gem Holdings and secured by its assets (including its equity interests). Borrowings under the credit facilities (except for the $25.0 million tranche under which our Canadian subsidiary, CWD, is the borrower) are also guaranteed and secured by the equity interests and substantially all of the assets of our current and future domestic subsidiaries, subject to exceptions. The $25.0 million tranche under which CWD is the borrower is also guaranteed and secured by the equity interests and substantially all of the assets of CWD’s current and future Canadian subsidiaries.

Because of the inherent seasonality in our business and the resulting working capital requirements, our liquidity position within a given year will fluctuate. The seasonal effect that creates greatest capital needs is experienced during the first nine months of the year and we anticipate the need to borrow funds under the revolving portion of our First Lien Credit Facilities to support this requirement. However, we anticipate that the funds generated by operations and funds available under our First Lien Credit Facilities will be adequate to finance our ongoing operational cash flow needs, capital expenditures (as described above), debt service obligations, management incentive expenses, fees payable under the General Advisory and other contractual obligations for the foreseeable future.

Contractual Obligations

The following table summarizes our contractual cash obligations under financing arrangements and lease commitments as of December 31, 2006, including interest amounts. Except for the senior subordinated notes, the interest rates are generally variable and have been presented at the current rates. Actual rates for future periods may differ from those presented here.

				More Than
		Less		3 Years Yet
	Total	Than		Less Than	5 Years
	Amount	1 Year	1-3 Years	5 Years	or More
	(dollars in thousands)
Term loan facilities, principal	$688,533	$5,870	$17,611	$665,052	$-
Term loan facilities, interest	270,059	60,211	177,684	32,164	-
Senior subordinated notes	360,000	-	-	-	360,000
Senior subordinated notes, interest	178,200	32,400	97,200	48,600	-
Non-cancelable lease commitments	128,909	17,860	36,922	15,440	58,687
Pension obligations	21,780	1,980	5,940	3,960	9,900
Total	$1,647,481	$118,321	$335,357	$765,216	$428,587

We have reflected the pension obligation in future periods as being equal to the 2007 annual funding requirement.
As discussed in Item 13, “Certain Relationships and Related Transactions”, of this report, the Company will pay an annual fee to an affiliate of Caxton-Iseman each year based on 2% of EBITDA.  No amount for this fee has been included in the above table.

Inflation; Seasonality

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment.

The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States and Western Canada where inclement weather conditions during the winter months usually reduces the level of building and remodeling activity in both the home repair and remodeling and the new home construction sectors. Our sales in both segments are usually lower during the first and fourth quarters. Since a portion of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels. In addition, the demand for cash to fund our working capital is greater from late in the fourth quarter through the first quarter.

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for the fiscal year ending December 31, 2007. The Company is currently evaluating the effect FIN 48 will have on its consolidated financial statements.

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

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our fiscal year ended December 31, 2006. The adoption did not have a material effect on our consolidated financial statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our borrowing activities. In addition, our ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates. Our principal interest rate exposure relates to the term loans outstanding under our senior credit facilities. We had approximately $688.5 million of term loans outstanding at December 31, 2006, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin. Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $1.9 million per year. We also have a revolving credit facility which will provide for borrowings of up to $70.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities. Assuming the revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year. In the future we may enter into interest rate swaps, involving exchange of floating or fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar. In 2006, the net impact of foreign currency changes to the Company’s results of operations was a gain of $0.1 million. The impact of foreign currency changes related to translation resulted in an increase in stockholder’s equity of approximately $3.3 million at December 31, 2006. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure. At December 31, 2006, we did not have any significant outstanding foreign currency hedging contracts.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firms	33

Consolidated and Combined Statements of Operations for each of the periods in the three-year period ended December 31, 2006	35

Consolidated Balance Sheets, December 31, 2006 and 2005	36

Consolidated and Combined Statements of Cash Flows for each of the periods in the three-year period ended December 31, 2006	37

Consolidated and Combined Statements of Stockholder’s Equity / Parent Company (Deficit) Investment for each of the periods in the three-year period ended December 31, 2006	38

Notes to Consolidated and Combined Financial Statements	39

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder

Ply Gem Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Ply Gem Holdings, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years ended December 31, 2006 and 2005. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the Index at Item 15(a), Schedule II - Valuation and Qualifying Accounts, as of and for the years ended December 31, 2006 and 2005. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule as of and for the years ended December 31, 2006 and 2005, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 11 to the consolidated financial statements, effective January 1, 2006 the Company adopted the fair value method of accounting for stock-based compensation as required by Statement of Financial Accounting Standards No. 123, Share-Based Payment.

/s/ KPMG LLC

Kansas City, Missouri

March 22, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholder of Ply Gem Holdings, Inc.

We have audited the accompanying consolidated statements of operations, stockholder's equity and cash flows of Ply Gem Holdings, Inc. and subsidiaries for the period from January 23, 2004 to December 31, 2004, and the accompanying combined statements of operations, parent company (deficit) investment, and cash flows of Ply Gem Industries, Inc. and subsidiaries and CWD Windows & Doors, a division of Broan-Nutone Canada Inc., all former subsidiaries of Nortek, Inc., for the period from January 1, 2004 to February 11, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ply Gem Holdings, Inc. and subsidiaries for the period from January 23, 2004 to December 31, 2004, and the combined results of operations and cash flows of Ply Gem Industries, Inc. and subsidiaries and CWD Windows & Doors, a division of Broan-Nutone Canada Inc., all former subsidiaries of Nortek, Inc., for the period from January 1, 2004 to February 11, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Kansas City, Missouri
March 7, 2005,
except for Note 8,
for which the date is March 29, 2005

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENT OF OPERATIONS

	Consolidated			Combined

	Ply Gem	Ply Gem	Ply Gem	Ply Gem
	Holdings, Inc.	Holdings, Inc.	Holdings, Inc.	Industries, Inc.
	For the Year	For the Year	January 23,	January 1,
	ended	ended	2004 to	2004 to
	December 31,	December 31,	December 31,	February 11,
	2006	2005	2004	2004
	(Amounts in thousands)

Net Sales	$1,054,468	$838,868	$585,945	$40,612
Costs and Expenses:
Cost of products sold	831,418	647,576	448,733	33,611
Selling, general and administrative expense	126,401	92,738	67,568	8,345
Amortization of intangible assets	11,942	9,761	5,911	201
Total Costs and Expenses	969,761	750,075	522,212	42,157
Operating earnings (loss)	84,707	88,793	63,733	(1,545)
Foreign currency gain	77	1,010	2,473	-
Interest expense	(72,218)	(57,657)	(37,373)	(3,684)
Investment income	1,205	730	160	29
Other expense	(4,462)	-	-	-
Income (loss) before provision (benefit) for income
taxes and cumulative effect of accounting change	9,309	32,876	28,993	(5,200)
Provision (benefit) for income taxes	3,502	12,651	11,311	(1,850)
Income (loss) before cumulative effect of
accounting change	5,807	20,225	17,682	(3,350)
Cumulative effect of accounting change, net of
income tax benefit of $57	(86)	-	-	-
Net income (loss)	$5,721	$20,225	$17,682	$(3,350)

See accompanying notes to consolidated and combined financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(Amounts in thousands, except
	share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$53,274	$22,173
Accounts receivable, less allowances of $6,802 and $8,320, respectively	130,795	70,357
Inventories:
Raw materials	50,936	31,415
Work in process	25,339	5,080
Finished goods	51,881	18,723
Total inventory	128,156	55,218
Prepaid expenses and other current assets	20,873	9,427
Deferred income taxes	18,770	13,330
Total current assets	351,868	170,505
Property and Equipment, at cost:
Land	3,990	2,020
Buildings and improvements	34,889	15,568
Machinery and equipment	215,555	119,225
Total property and equipment	254,434	136,813
Less accumulated depreciation	(47,597)	(27,085)
Total property and equipment, net	206,837	109,728
Other Assets:
Goodwill	811,285	578,992
Intangible assets, less accumulated amortization of $27,450 and $15,506,
respectively	232,833	152,894
Other	46,898	37,879
Total other assets	1,091,016	769,765
	$1,649,721	$1,049,998

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,870	$1,692
Accounts payable	95,568	42,342
Accrued expenses and taxes	113,527	64,019
Total current liabilities	214,965	108,053
Deferred income taxes	107,854	58,184
Other long term liabilities	56,292	32,471
Long-term debt, less current maturities	1,042,894	635,776
Stockholders' Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	181,792	175,461
Retained earnings	43,628	37,907
Accumulated other comprehensive income	2,296	2,146
Total Stockholders' Equity	227,716	215,514
	$1,649,721	$1,049,998

See accompanying notes to consolidated and combined financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Consolidated			Combined
	Ply Gem	Ply Gem	Ply Gem	Ply Gem
	Holdings, Inc.	Holdings, Inc.	Holdings, Inc.	Industries, Inc.
	For the Year	For the Year	January 23,	January 1,
	ended	ended	2004 to	2004 to
	December 31,	December 31,	December 31,	February 11,
	2006	2005	2004	2004
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$5,721	$20,225	$17,682	$(3,350)
Adjustments to reconcile net income
(loss) to cash provided by operating activities:
Depreciation and amortization expense	33,816	26,125	17,745	1,373
Fair value premium on purchased inventory	3,266	-	2,416	-
Non-cash interest expense, net	5,571	5,079	3,469	26
Gain on foreign currency transactions	(77)	(1,010)	(2,473)	-
Loss on sale of building	840	-	-	-
Other non-cash items	2,554	-	-	-
Deferred income taxes	(1,377)	1,785	8,025	(1,710)
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	25,264	(4,898)	1,060	1,869
Inventories	9,965	6,859	1,275	(3,224)
Prepaid expenses and other current assets	(981)	395	(1,527)	(260)
Accounts payable	(33,598)	7,595	(6,276)	7,765
Accrued expenses and taxes	6,511	2,715	7,318	(1,339)
Other	403	(960)	713	498
Net cash provided by operating activities	57,878	63,910	49,427	1,648
Cash flows from investing activities:
Capital expenditures	(20,318)	(14,742)	(6,773)	(718)
Change in restricted cash	-	-	-	1,118
Proceeds from sale of building	4,536	-	-	-
Acquisitions, net of cash acquired	(416,386)	380	(883,261)	-
Other	-	-	-	(5)
Net cash provided by (used in)
investing activities	(432,168)	(14,362)	(890,034)	395
Cash flows from financing activities:
Proceeds from long-term debt	414,808	-	671,338	-
Proceeds from revolver borrowings	15,000	35,500	18,000	-
Proceeds from sale leaseback	-	-	36,000	-
Payments on long-term debt	(3,467)	(34,368)	(29,204)	(89)
Payments on revolver borrowings	(15,000)	(35,500)	(18,000)	-
Net transfers to former parent	-	-	-	(7,362)
Debt issuance costs	(9,534)	-	-	-
Equity contribution	3,589	34	169,143	-
Net cash provided by (used in)
financing activities	405,396	(34,334)	847,277	(7,451)
Impact of exchange rate movements on cash	(5)	165	124	-
Net increase (decrease) in cash and
cash equivalents	31,101	15,379	6,794	(5,408)
Cash and cash equivalents at the beginning of the period	22,173	6,794	-	8,517
Cash and cash equivalents at the end of the period	$53,274	$22,173	$6,794	$3,109

Supplemental Information
Interest paid (excluding parent company charges)	$70.431	$52,533	$33,805	$185
Income taxes paid (received), net	$5,621	$7,172	$1,250	$-
See accompanying notes to consolidated and combined financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES CONSOLIDATED AND COMBINED
STATEMENTS OF STOCKHOLDER'S EQUITY / PARENT COMPANY (DEFICIT) INVESTMENT

				Accumulated
	Parent			Other	Total
	Company	Additional		Comprehen-	Stock-
	(Deficit)	Paid in	Retained	sive Income	holder's
	Investment	Capital	Earnings	(Loss)	Equity
	(Amounts in thousands)

Balance, December 31, 2003	(29,744)	-	-	2,045	(27,699)

Comprehensive loss:
Net loss	(3,350)	-	-	-	(3,350)
Currency translation	-	-	-	(375)	(375)
Total comprehensive loss					(3,725)
Balance, February 11, 2004	(33,094)	-	-	1,670	(31,424)
Effect of Purchase accounting	33,094	141,000	-	(1,670)	172,424
Balance, February 12, 2004
after the Ply Gem Acquisition	-	141,000	-	-	141,000
Comprehensive income:
Net income	-	-	17,682	-	17,682
Currency translation	-	-	-	2,558	2,558
Minimum pension liability				(260)	(260)
Total comprehensive income					19,980
Contributions	-	34,427	-	-	34,427
Balance, December 31, 2004	-	175,427	17,682	2,298	195,407

Comprehensive income:
Net income	-	-	20,225	-	20,225
Currency translation	-	-	-	1,044	1,044
Minimum pension liability, net of tax	-	-	-
benefit of $971				(1,196)	(1,196)
Total comprehensive income					20,073
Contributions	-	34	-	-	34
Balance, December 31, 2005	$-	$175,461	$37,907	$2,146	$215,514

Comprehensive income:
Net income	-	-	5,721	-	5,721
Currency translation	-	-	-	(347)	(347)
Minimum pension liability, net of tax	-	-	-
provision of $353				497	497
Total comprehensive income					5,871
Contributions	-	6,331	-	-	6,331
Balance, December 31, 2006	$-	$181,792	$43,628	$2,296	$227,716

See accompanying notes to consolidated and combined financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On February 24, 2006, Ply Gem Industries, Inc. acquired all of the outstanding shares of capital stock, warrants to purchase shares of common stock and options to purchase shares of common stock of AWC Holding Company (“AWC”, and together with its subsidiaries, “Alenco”), in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock options holders of AWC and FNL Management Corp, an Ohio corporation, as their representative (the “Alenco Acquisition”). The accompanying financial statements include the operating results of Alenco for periods after February 26, 2006, the date of acquisition.

On October 31, 2006, Ply Gem Industries, Inc. acquired all of the issued and outstanding shares of common stock of Alcoa Home Exteriors, Inc. (“AHE”), in accordance with a stock purchase agreement entered into among Ply Gem Industires, Alcoa Securities Corporation, and Alcoa Inc. (the “AHE Acquisition”). The accompanying financial statements include the operating results of AHE for periods after October 31, 2006, the date of acquisition.

The accompanying financial statements include the consolidated results of operations for the years ended December 31, 2006 and December 31, 2005, for the period from January 23, 2004 to December 31, 2004 and the combined results of operations of Ply Gem Industries, Inc. for the period from January 1, 2004 to February 11, 2004, and consolidated financial position for Ply Gem Holdings and Subsidiaries as of December 31, 2006 and 2005. The periods presented during calendar 2004 provide the combined operating results of Ply Gem Industries from the beginning of the year, January 1, 2004, until the date of the Ply Gem Acquisition, February 12, 2004, as well as from the date of inception of Ply Gem Holdings, January 23, 2004, through December 31, 2004.

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

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. Approximately $9.6 million and $9.8 million of total inventories at December 31, 2006 and December 31, 2005, respectively, were valued on the last-in, first-out method (“LIFO”). Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $4.7 million and $2.8 million higher at December 31, 2006 and December 31, 2005, respectively. All other inventories were valued under the FIFO method. In connection with both LIFO and FIFO inventories, the Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Property and Equipment

Property and equipment are presented at cost. Depreciation of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:
Buildings and improvements	10-37 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Term of lease or useful
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

The Company accounts for acquired goodwill and intangible assets in accordance with SFAS No. 142. Purchase accounting required by SFAS No. 141, “Business Combination” (“SFAS no. 141”), involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill (see Note 2). For significant acquisitions, the Company values items such as property and equipment and acquired intangibles based upon appraisals, and determines the value of assets and liabilities associated with pension plans based upon actuarial studies.

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

Share based compensation

        Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments”, which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Under FAS 123R, share-based compensation cost for the Company’s stock option plan is measured at the grant date, based on the estimated fair value of the award, and is recognized over the requisite service period. We adopted the provisions of FAS123R, effective January 1, 2006, using a modified prospective application. The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model. The value of our common stock is determined with the assistance of a third party specialist. Expected volatility is based on a review of several market indicators, including peer companies. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.

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

Income Taxes

Prior to February 12, 2004, federal income taxes were recorded in our combined financial statements based upon our pro rata share of Nortek’s consolidated federal tax provision. We account for deferred income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet. The amount recorded in our financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns. Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future. We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained. During 2005, the Company established reserves relating to net operating losses acquired in the MW Acquisition and transactions costs associated with the Ply Gem and MW Acquisitions. If the benefits for which a reserve has been provided are subsequently recognized, they will reduce goodwill resulting from the application of the purchase method of accounting for these transactions. Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, Inc., Ply Gem Industries, Inc. and its subsidiaries. The existing tax sharing agreement between Ply Gem Holdings and Ply Gem Investment Holdings, Inc., under which tax liabilities for each respective party are computed on a stand-alone basis, was amended during 2006 to include Ply Gem Prime Holdings, Inc. U.S. subsidiaries file unitary, combined and separate state income tax returns. CWD Windows and Doors files separate Canadian income tax returns.

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

Related Party Transactions

Under the General Advisory Agreement (the “General Advisory Agreement”) we entered into with an affiliate of Caxton-Iseman Capital, Inc. (the “Caxton-Iseman Party”), the Caxton-Iseman Party provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request. In consideration of these services, the Company agreed to pay the Caxton-Iseman Party (1) an annual fee equal to 2% of our EBITDA, as defined in such agreement, (2) a transaction fee, payable upon the completion by the Company of any acquisition, of 2% of the sale price, (3) a transaction fee, payable upon the completion by the Company of any divestitures, of 1% of the sale price, and (4) a transaction fee, payable upon the completion of the sale of our company, of 1% of the sale price. EBITDA in the General Advisory Agreement is based on our net income (loss) plus extraordinary losses and/or any net capital losses realized, provision for income taxes, interest expense (including amortization or write-off of debt discount and debt issuance costs and commissions, and other items), depreciation and amortization (including amortization of organization costs, capitalized management fees, and other items), dividends paid or accrued on preferred stock, certain management fees paid to the Caxton-Iseman Party, charges related to certain phantom units, and a number of other items. The annual fee payable in any year may not exceed the amounts permitted under the senior credit facilities or the indenture governing the senior secured notes, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the senior credit facilities or the indenture governing the senior secured notes.

Under the Debt Financing Advisory Agreement (the “Debt Financing Advisory Agreement”) we entered into with the Caxton-Iseman Party, we paid the Caxton-Iseman Party a debt financing arrangement and advisory fee, equal to 2.375% of the aggregate amount of the debt financing incurred in connection with the Ply Gem Acquisition ($11.4 million), in the first quarter of 2004. Pursuant to the General Advisory Agreement, the Company paid the Caxton-Iseman Party a transaction fee of 1) $6.4 million in connection with the MW Acquisition in November 2004, 2) $2.4 million in connection with the Alenco Acquisition in March 2006, and 3) $6.1 million in connection with the AHE acquisition in October 2006 (in each case, the fee, as described above, was 2% of the purchase price paid in the respective acquisition. During 2006, approximately $0.4 million and $1.0 million were expensed as third-party financing fees for the Alenco Acquisition and the AHE Acquisition, respectively.  The remaining amounts were capitalized as part of the purchae price for the respective acquisitions.  Under the ‘General Advisory Agreement” the Company paid and expensed a management fee of approximately $2.5 million for the year ended December 31, 2006 and approximately $2.3 million for the year ended December 31, 2005.

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

In connection with the MW Acquisition, Ply Gem Investment Holdings, Inc. received an equity investment of approximately $0.5 million from The GeMROI Company, an outside sales agency that represents, among other products and companies, MW windows for which the Company pays GeMROI a sales commission for their services. During 2006 and 2005, the Company paid GeMROI approximately $2.1 million and $2.5 million, respectively, in sales commission for their services. During 2006, the Company received an additional equity investment of approximately $0.5 million from JPG Investments, LLC, an affiliate of The GeMROI Company.

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

For the years ended December 31, 2006 and December 31, 2005, the Company recorded a gain from foreign currency transactions of approximately $0.1 million and $1.0 million, respectively. As of December 31, 2006 and December 31, 2005 accumulated other comprehensive income included a currency translation adjustment of approximately $3.3 million and $3.6 million, respectively.

Foreign Operations

       The Company’s Canadian subsidiary contributed income before income taxes and cumulative effect of accounting change of approximately $7.5 million for the year ended December 31, 2006, approximately $7.7 million for the year ended December 31, 2005, and approximately $8.3 million and ($0.4) million for the periods January23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004, respectively.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. SFAS No. 157 is effective for the Company beginning January 1, 2008. The Company is currently evaluating the impact of the adoption of this standard and does not expect it to have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of each pension and postretirement benefit plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity. SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for our December 31, 2007 financial statements. Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position. For our financial statements as of December 31, 2008 we will change our September 30 measurement date for our plans’ assets and obligations to comply with this requirement. The Company does not expect that the implementation of SFAS No. 158 will have a material effect on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB 108”). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that companies should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for our fiscal year ended December 31, 2006. The adoption did not have an effect on our consolidated financial statements.

Concentration of Credit Risk

The accounts receivable balance related to one customer of our siding, fencing, railing and decking segment was approximately $11.1 million and $6.3 million at December 31, 2006 and December 31, 2005, respectively. This customer accounted for approximately 16.5% of net sales for the year ended December 31, 2006, 18.9% of net sales for the for the year ended December 31, 2005, and 24.3% of net sales for the combined periods from January 1, 2004 to February 11, 2004 and from January 23, 2004 to December 31, 2004.

Fair Value of Financial Instruments

The carrying value of the Company’s senior subordinated notes at December 31, 2006 was approximately $360.2 million. The fair value of the Company’s senior subordinated notes at December 31, 2006 is estimated to be approximately $306.0 million based on available market information. The carrying value of the Company’s other financial instruments approximates their fair value.

2. PURCHASE ACCOUNTING

Alenco Acquisition
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

The purchase price, including approximately $6.0 million of value attributed to Ply Gem Prime Holdings, Inc. common stock issued to replace AWC Holding Company employee’s forfeited AWC Holding Company stock, was allocated to the assets and liabilities based on their fair values. The following is the allocation of the purchase price.

(in thousands)
Other current assets, net of cash	$17,324
Inventories	7,312
Property, plant and equipment	10,580
Trademarks	7,000
Customer relationships	21,950
Goodwill	90,116
Other assets	198
Current liabilities	(11,929)
Other liabilities	(15,762)
Purchase price, net of cash acquired	$126,789

Based on appraisals received for the purchased intangible assets, $7.0 million was assigned to Trademarks and Tradenames with weighted average lives of 15 years, and approximately $22.0 million was assigned to customer relationships with weighted average lives of 15 years. As a result of this transaction, debt issue costs in the amount of approximately $3.6 million were incurred, of which approximately $2.2 were deferred and approximately $1.4 million were expensed as third-party financing costs. Approximately $90.1 million of goodwill was assigned to the windows and doors segment as a result of the Alenco Acquisition. None of the goodwill is expected to be deductible for tax purposes.

AHE Acquisition
On October 31, 2006, Ply Gem completed the AHE Acquisition. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of AHE based upon fair values as of the date of the purchase. AHE is a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories. The addition of AHE to Ply Gem’s portfolio will enable the Company to capitalize on attractive market opportunities and provide the Company with a strong sustainable platform to fully serve all channels of the vinyl siding market.

The purchase price was allocated to the assets and liabilities based on their fair values. The following is a preliminary allocation of the purchase price.

(in thousands)
Other current assets, net of cash	$80,673
Inventories	79,045
Property, plant and equipment	94,013
Trademarks	27,330
Patents	770
Customer relationships	35,560
Goodwill	144,219
Other assets	6,381
Current liabilities	(114,898)
Other liabilities	(57,461)
Purchase price, net of cash acquired	$295,632

Based on preliminary appraisals received for the purchased intangible assets, approximately $27.3 million was assigned to Trademarks and Tradenames with indefinite lives, approximately $0.8 million was assigned to Patents with weighted average lives of 20 years, and approximately $35.6 million was assigned to customer relationships with weighted average lives of 10 years. As a result of this transaction, debt issue costs in the amount of approximately $9.3 million were incurred, of which approximately $7.3 were deferred and approximately $2.0 million were expensed as third-party financing costs. We have estimated the fair value of our assets and liabilities and the lives of those assets being amortized or depreciated, as of the AHE Acquisition date, utilizing preliminary information obtained from a third-party valuation specialist. Management is continuing to assess the asset valuations and certain liabilities assumed in the transaction and tax-related assets and liabilities. Approximately $144.2 million of goodwill was assigned to the siding, fencing, railing and decking segment as a result of the AHE Acquisition. None of the goodwill is expected to be deductible for tax purposes.

        Goodwill increased by approximately $232.3 million from December 31, 2005 to December 31, 2006. An increase of approximately $90.1 million was due to the Alenco Acquisition, an increase of approximately $144.2 million was due to the AHE Acquisition, a decrease of approximately $0.1 million was due to currency translation changes, and a decrease of approximately $1.9 million was due to a change in deferred tax liability estimates related to our prior acquisitions.

         Unaudited pro forma results of operations for the years ended December 31, 2006 and December 31, 2005, as if all acquisitions had occurred at the beginning of each of the respective periods is as follows: (in thousands)

	For the year	For the year
	ended	ended
	December 31, 2006	December 31, 2005
	Unaudited	Unaudited

Net Sales	$1,576,250	$1,650,244

Net income (loss)	$358	$11,983

3. INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of December 31, 2006 and 2005:

Average Amortization Period (in Years)	Cost	Accumulated Amortization	Net Carrying Value
(Amounts in thousands)

2006:
Patents	13	$12,770	$(2,648)	$10,122
Trademarks/Tradenames	15	32,145	(5,394)	26,751
Customer relationships	14	155,538	(19,408)	136,130
Total intangible assets		$200,453	$(27,450)	$173,003

Intangible with indefinite lives:
Trademarks		$59,830	$--	$59,830

2005:
Patents	13	$12,000	$(1,738)	$10,262
Trademarks/Tradenames	15	25,900	(3,301)	22,599
Customer relationships	14	98,000	(10,467)	87,533
Total intangible assets		$135,900	$(15,506)	$120,394

Intangible with indefinite lives:
Trademarks		$32,500	$--	$32,500

Amortization expense for the years ended December 31, 2006 and December 31, 2005 was approximately $11.9 million and $9.8 million, respectively. Amortization expense for the fiscal years 2007, 2008, 2009, 2010, and 2011 is estimated to be approximately $15.2 million, $15.2 million, $15.2 million, $15.2 million, and $15.0 million, respectively. Due to the Sarver facility closure, intangible asset impairments of approximately $0.8 million were recognized in the second quarter of 2006 as Selling, general and administrative expense.

4. LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at December 31, 2006 and 2005 consists of the following:

	December 31, 2006	December 31, 2005
	(Amounts in thousands)

Senior term loan facility	$688,533	$277,192
Senior subordinated notes	360,231	360,276
	1,048,764	637,468
Less current maturities	5,870	1,692
	$1,042,894	$635,776

        The Company’s senior credit facility with a syndicate of financial institutions and institutional lenders provides for senior secured financing of up to $690.0 million, consisting of $585.0 million of 1st Lien term loan facilities maturing in August 2011 and $105.0 million of 2nd Lien term loan facilities maturing in November 2011. The credit facility also includes a $70.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The 1st Lien term loan facility was drawn in full in and has two tranches, originally consisting of: 1) a $560.1 million tranche under which Ply Gem Industries, Inc. is the borrower, and 2) a $24.9 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower. As of December 31, 2006 the balances of the two tranches are approximately $558.7 million and $24.8 million, respectively.

         Under the terms of the credit agreement, the Company will be permitted to use its excess cash flow and/or a portion of its revolving credit facility to repurchase up to $25.0 million aggregate principal amount of the Company’s 9% senior subordinated notes due 2012. Subject to market conditions, its capital needs and other factors, the Company may from time to time purchase up to $25.0 million aggregate principal amount of its 9% senior subordinated notes due 2012 in market transactions, privately negotiated sales or other transactions. As of December 31, 2006 the Company has not purchased any of its Senior Subordinated Notes.

On February 24, 2006, in connection with the Alenco Acquisition, the Company entered into the third amendment to its credit facility. Under the terms of the amended agreement, the Company borrowed $375.0 million in U.S. term loans to refinance $252.7 million of outstanding U.S. Term loans, repay approximately $1.8 million in revolving credit loans and fund the Alenco Acquisition, which was completed on February 24, 2006. Additionally, under the terms of the amended agreement, the Company’s Canadian borrower borrowed $25.0 million to refinance approximately $24.5 million of outstanding Canadian term loans. In connection with the third amendment, the Company paid and deferred approximately $2.2 million of bank fees and expensed approximately $0.9 million of third-party financing costs.

On October 31, 2006, in connection with the AHE Acquisition, the Company entered into the fourth amendment to its credit facility and a Second Lien Credit agreement. Under the terms of the amended agreement, the Company borrowed an additional $187.0 million in U.S. term loans, and under the second lien credit agreement the Company borrowed $105.0 million. Both amounts were used to finance the AHE Acquisition, which was completed on October 31, 2006. The covenant requirements under the amended credit agreements have not materially changed from previous requirements. In connection with the fourth amendment, the Company paid and deferred approximately $7.3 million of bank fees and expensed approximately $2.0 million of third-party financing costs .

The U.S. term loan and the Canadian term loans mature in August 2011 and the Second Lien loan matures in November 2011. The revolving loan facility matures in February 2009.

During the first quarter of 2006 we borrowed $15.0 million under the revolving credit facility and repaid the entire amount during the second quarter. As of December 31, 2006, we had $67.6 million of availability under our revolving credit facility, due to approximately $2.4 million of letters of credit issued under the factility. During the first quarter of 2005 we borrowed $35.5 million under the revolving credit facility and during the second, third, and fourth quarters of 2005 we repaid the entire amount of $35.5 million. As of December 31, 2005, we had $70.0 million of availability under our revolving credit facility. During the fourth quarter of 2005, we prepaid $25.0 million on the term loan. During the second quarter of 2005, the Company paid the entire balance of $7.0 million outstanding on its Economic Development Revenue Bonds.

The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement. Our rates at December 31, 2006 ranged from 8.3% to 11.1%.

Our senior credit facilities (following amendment) require scheduled quarterly principal payments on the term loan facilities of approximately $1.5 million through March 31, 2011, and a payment of approximately $558.6 million on August 15, 2011, allocated pro rata between the U.S. term loan and the Canadian term loan. The balance of $105.0 million on the Second Lien loan will be paid in November 2011.

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

Our senior credit facilities require that we comply on a quarterly basis with certain financial covenants, including a minimum interest coverage ratio test, a maximum leverage ratio test and a maximum capital expenditures level. Our covenants also restrict the payment of dividends, with certain exceptions, without the lenders consent in writing. The Company is also required at each year end, commencing December 31, 2007, to calculate and submit within 90 days a payment of excess cash, as defined in the Company’s credit agreement. This payment will reduce the outstanding balance on the Company’s term loans.

Concurrently with the Ply Gem Acquisition, on February 12, 2004 Ply Gem Industries, Inc. issued $225.0 million aggregate principal amount of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc. Subsequently, in August of 2004 in connection with the MW Acquisition, Ply Gem Industries, Inc. issued an additional $135.0 million of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc., including MWM Holding, Inc. and its subsidiaries.

Ply Gem Holdings, Inc. is a holding company and has no operations. Under the terms of the indenture governing the senior subordinated notes, there are restrictions on the ability of Ply Gem Industries, Inc. to dividend or distribute cash or property to Ply Gem Holdings, Inc.

The table that follows is a summary of maturities of all of the Company’s long-term debt obligations due in each fiscal year after December 31, 2006:

                (Amounts in thousands)
2007	$5,870
2008	5,870
2009	5,870
2010	5,870
2011	665,053
Thereafter	360,231
$1,048,764

Approximately $3.2 million of letters of credit have been issued apart from the senior credit facility to secure certain environmental obligations.

5. DEFINED BENEFIT PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”). The plans are combined in the following discussion.

The Company uses a September 30 measurement date for both plans. The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the combined plans in the accompanying consolidated and combined balance sheets at December 31, 2006 and 2005:

	December 31,	December 31,
	2006	2005
	(Amounts in thousands)
Change in projected benefit obligation
Benefit obligation at October 1, 2005 and 2004	$34,539	$33,304
Service cost	329	337
Interest cost	1,857	1,905
Actuarial loss (gain)	(667)	2,631
Curtailments	-	(1,520)
Benefits and expenses paid	(1,570)	(2,118)
Projected benefit obligation at September 30, 2006 and 2005	$34,488	$34,539

Change in plan assets
Fair value of plan assets at October 1, 2005 and 2004	$23,596	$21,608
Actual return on plan assets	2,002	2,084
Employer and participant contributions	2,184	2,022
Benefits and expenses paid	(1,570)	(2,118)
Fair value of plan assets at September 30, 2006 and 2005	$26,212	$23,596

Funded status and financial position:
Fair value of plan assets at September 30, 2006 and 2005	$26,212	$23,596
Benefit obligation at September 30, 2006 and 2005	34,488	34,539
Funded status	(8,276)	(10,943)
Amount contributed during fourth quarter	160	87
Unrecognized actuarial loss	1,509	2,381
Accrued benefit cost	$(6,607)	$(8,475)

Amount recognized in the balance sheet consists of:
Accrued benefit liabilities	$(8,116)	$(10,856)
Accumulated other comprehensive loss	1,509	2,381
Accrued benefit cost	$(6,607)	$(8,475)

The accumulated benefit obligation for the combined plans was approximately $34.5 million as of December 31, 2006 and December 31, 2005.

Plan assets consist of cash and cash equivalents, fixed income mutual funds, equity mutual funds, as well as other investments. The discount rate for the projected benefit obligation was chosen based upon rates of returns available for high-quality fixed-income securities as of the plan's measurement date. With advice from our actuaries, the Company reviewed several bond indices, comparative data, and the plan's anticipated cash flows to determine a single discount rate which would approximate the rate in which the obligation could be effectively settled. The expected long-term rate of return on assets is based on the Company’s historical rate of return. The weighted average rate assumptions used in determining pension costs and the projected benefit obligation for the periods indicated are as follows:

Ply Gem Plan

			For the	For the
			period	period
	For the year	For the year	January 23,	January 1,
	ended	ended	2004 to	2004 to
	December 31,	December 31,	December 31,	February 11,
	2006	2005	2004	2004

Discount rate for projected
benefit obligation	5.75%	5.50%	6.00%	6.00%
Discount rate for pension costs	5.50%	6.00%	6.25%	6.25%
Expected long-term average
return on plan assets	7.75%	7.75%	7.75%	7.75%

MW Plan

	For the year	For the year	For the year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2006	2005	2004

Discount rate for projected
benefit obligation	5.75%	5.50%	6.15%
Discount rate for pension costs	5.50%	6.15%	6.15%
Expected long-term average
return on plan assets	7.75%	7.50%	7.50%

The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components: (in thousands)
			For the combined
			periods
	For the year	For the year	January 23, 2004 to
	ended	ended	December 31, 2004 and
	December 31,	December 31,	January 1, 2004 to
	2006	2005	February 11, 2004

Service cost	$329	$337	$149
Interest cost	1,857	1,905	935
Expected return on plan assets	(1,798)	(1,655)	(774)
Net periodic benefit expense	$388	$587	$310

The weighted-average asset allocations at December 31, 2006 and 2005, by asset category are as follows:

Ply Gem Plan		Plan Assets at December 31,
	2006		2005
Asset Category
Equity securities	60%		70%
Debt securities	40%		29%
Other	-		1%

MW Plan	Plan Assets at December 31,
	2006	2005
Asset Category
Equity securities	55%	50%
Debt securities	39%	48%
Cash and equivalents	1%	2%
Other	5%	-

The plan assets are invested to maximize returns without undue exposure to risk. The investment objectives are also to produce a total return exceeding the median of a universe of portfolios with similar average asset allocation and investment style objectives, and to earn a return, net of fees, greater or equal to the long-term rate of return used in the actuarial computations.

Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers. The plan’s asset allocation policies are consistent with the established investment objectives and risk tolerances. The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk. For 2007, the target allocation is 56% for equity securities and 44% for fixed income securities.

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

During fiscal year 2007 the Company expects to make cash contributions to the combined plans of approximately $1.7 million.

The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the combined plans. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company.

Fiscal Year	Expected Benefit Payments
(in thousands)

2007	$1,448
2008	1,518
2009	1,687
2010	1,685
2011	1,856
2012-2016	11,013

The Company has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees. The projected benefit obligation relating to this unfunded plan totaled approximately $325,000 and $318,000 at December 31, 2006 and 2005, respectively. Pension expense for the plan was approximately $17,000 and $16,000 for the years ended December 31, 2006 and 2005, respectively.

6. DEFINED CONTRIBUTION PLANS

The Company has defined contribution 401(k) plans covering substantially all employees. The Company matches 50% of the first 6% of employee contributions for the majority of our plans except for the plans that are contributed to pursuant to collective bargaining agreements, which have no company match. The Company has one plan for which the Company matches 100% of the first 6% of employee contributions, and another plan for which the Company matches 25% of the first 6% of employee contributions. The Company also has the option of making discretionary contributions. Our contributions were approximately $3.1 million for the year ended December 31, 2006, $3.1 million for the year ended December 31, 2005, and approximately $1.6 million and $0.2 million for the periods from January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004, respectively.

7. COMMITMENTS AND CONTINGENCIES

At December 31, 2006, the Company is obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations. Future minimum rental obligations aggregate approximately $128.9 million at December 31, 2006. Certain of our lease agreements contain clauses for rent increases based on the consumer price index. The obligations are payable as follows:
(Amounts in thousands)
2007	$ 17,860
2008	14,861
2009	12,277
2010	9,784
2011	8,167
Thereafter	65,960

Total rental expense for all operating leases amounted to approximately $17.3 million for the year ended December 31, 2006, $13.7 million for the year ended December 31, 2005, and approximately $6.4 million and $0.6 million for the periods January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004, respectively.

In connection with the Ply Gem Acquisition, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the Purchase Agreement. In the event Nortek is unable to satisfy amounts due under these indemnifications then the Company would be liable. The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the Purchase Agreement. A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $8.9 million. The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries. As of December 31, 2006 and December 31, 2005, the Company has recorded liabilities in relation to these indemnifications of approximately $8.8 million and $9.1 million, respectively, consisting of the following:

                                               (amounts in thousands)

	2006	2005
Product claim liabilities	$3,795	$3,801
Long-term lease liabilities	186	231
Multiemployer pension plan withdrawal liability	3,860	4,028
Other	1,033	1,054
	$8,874	$9,114

The product claim liabilities of approximately $3.8 million at December 31, 2006 and December 31, 2005, consisting of approximately $2.3 million recorded in current liabilities and approximately $1.5 million recorded in long term liabilities, represents the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products. The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage. Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries. The Company and the former subsidiary continue to vigorously defend the remaining suits. Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products. The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers.

The multiemployer pension liability of approximately $3.9 million and $4.0 million recorded in long term liabilities at December 31, 2006 and December 31, 2005, respectively, relate to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. (“Studley”) was sold. In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the “Pension Fund”), and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund. Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund. The multiemployer pension liability represents the present value of the quarterly payment stream using a 6% discount rate as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

Included in the indemnified items are accrued liabilities as of December 31, 2006 and 2005, of approximately $0.8 million in accrued expenses to cover the estimated costs of known litigation claims, including the estimated cost of legal services, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary. As of December 31, 2006 and 2005, warranty liabilities of approximately $12.3 million and $4.3 million, respectively, have been recorded in current liabilities and approximately $24.6 million and $6.5 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the year	For the year
	ended	ended
	December 31, 2006	December 31, 2005

Balance, beginning of period	$10,790	$11,095
Warranty expense provided during period	2,042	2,726
Settlements made during period	(2,864)	(3,031)
Liability assumed with acquisitions	26,979	-
Balance, end of period	$36,947	$10,790

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  It is impossible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore in these cases, no such estimate has been made.

8. ACCRUED EXPENSES AND TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes, net, consist of the following at December 31, 2006 and December 31, 2005:

	December 31, 2006	December 31, 2005
	(Amounts in thousands)

Insurance	$8,551	$4,660
Employee compensation and benefits	23,701	11,727
Sales and marketing	30,833	16,061
Product warranty	12,310	4,331
Short-term product claim liability	2,321	2,321
Accrued freight	3,959	497
Interest	12,789	16,576
Accrued severance	3,808	-
Accrued taxes	2,650	2,196
Other	12,605	5,650
	$113,527	$64,019

Other long-term liabilities consist of the following at December 31, 2006 and December 31, 2005:

	December 31, 2006	December 31, 2005
	(Amounts in thousands)

Insurance	$4,097	$1,731
Pension liabilities	11,909	14,974
Product warranty	24,637	6,459
Long-term lease liabilities	186	231
Long-term product claim liability	1,474	1,480
Long-term deferred compensation	4,363	-
Contingent tax liability	6,788	6,646
Other	2,838	950
	$56,292	$32,471

9. RESTRUCTURING

      During the second quarter of 2006, the Company announced the restructuring of its subsidiary, Napco Window Systems, Inc., which included the closure of the production facility located in Sarver, PA. The closure of the Sarver facility was expected to reduce costs and increase operating efficiencies by increasing capacity utilization. Most of the production of the Sarver, PA facility was absorbed by other locations, primarily the Toledo, OH facility.

Restructuring costs included termination benefits and asset impairments. Termination benefits of approximately $0.2 million were comprised of severance-related payments for all employees terminated in connection with the plant closure. Asset impairments of approximately $0.8 million were recognized for intangible assets consisting of tradenames and customer relationships. Losses of approximately $0.6 million were incurred for inventory and equipment write-downs. The restructuring costs, impairment, and losses from asset write-downs totaling approximately $1.6 million were recorded during the second quarter of 2006 in Selling, general and administrative expense in the Windows and Doors segment.

The Company entered into an agreement to sell the land and building at the Sarver, PA location, and finalized the sale during the third quarter of 2006. The carrying value of the land and building prior to the sale and write-down was approximately $4.6 million. In accordance with SFAS No. 144 (Accounting for the impairment or disposal of long-lived assets), the assets were written-down to the fair market value less costs to sell. As a result, the Company has recognized a loss of approximately $0.6 million in Selling, general and administrative expense in the Windows and Doors segment.

10. INCOME TAXES

The following is a summary of the components of earnings (loss) before provision (benefit) for income taxes: (in thousands)

	For the year	For the year	For the period	For the period
	ended	ended	January 23, 2004 to	January 1, 2004 to
	December 31, 2006	December 31, 2005	December 31, 2004	February 11, 2004

Domestic	$1,800	$25,182	$20,664	$(4,784)
Foreign	7,509	7,694	8,329	(416)
	$9,309	$32,876	$28,993	$(5,200)

The following is a summary of the provision (benefit) for income taxes included in the accompanying consolidated statement of operations: (in thousands)

	For the year	For the year	For the period	For the period
	ended	ended	January 23, 2004 to	January 1, 2004 to
	December 31, 2006	December 31, 2005	December 31, 2004	February 11, 2004
Federal:
Current	$4,615	$5,071	$278	$-
Deferred	(4,013)	3,130	6,398	(1,381)
	602	8,201	6,676	(1,381)
State:
Current	$584	$1,060	$893	$-
Deferred	(507)	884	697	(329)
	77	1,944	1,590	(329)
Foreign:
Current	$2,063	$1,563	$2,115	$(140)
Deferred	760	943	930	-
	2,823	2,506	3,045	(140)

Total	$3,502	$12,651	$11,311	$(1,850)

Income tax payments, net of refunds received, were approximately $4.7 million for the year ended December 31, 2006, approximately $7.2 million for the year ended December 31, 2005, and approximately $1.3 million for the period from January 23, 2004 to December 31, 2004. Additionally, CWD Windows transferred to BNC approximately $0.001 million for the period from January 1, 2004 to February 11, 2004.

The table that follows reconciles the federal statutory income tax rate of continuing operations to the effective tax rate of such earnings of approximately 37.62% for the year ended December 31, 2006, 38.5% for the year ended December 31, 2005, and 39.0% and 35.6%, for the periods from January 23, 2004 to December 31, 2004 and January 1, 2004 to February 11, 2004, respectively. (in thousands).

	For the year	For the year	For the period	For the period
	ended	ended	January 23, 2004 to	January 1, 2004 to
	December 31, 2006	December 31, 2005	December 31, 2004	February 11, 2004

Income tax provision
(benefit) at the federal
statutory rate	$3,258	$11,510	$10,148	$(1,820)

Net change from
statutory rate:
State income tax
provision (benefit), net of
federal income tax effect	72	1,260	1,033	(239)
Effect of subsidiaries
taxes at non U.S.
statutory rate	(146)	(67)	4	6
Other, net	318	(52)	126	203
	$3,502	$12,651	$11,311	$(1,850)

The tax effect of temporary differences, which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 2006 and 2005 are as follows (in thousands):

	December 31, 2006	December 31, 2005
Deferred tax assets:
Accounts receivable	$2,636	$3,311
Accrued rebates	2,386	-
Inventories	-	1,736
Insurance reserves	4,709	2,385
Warranty reserves	14,131	4,050
Pension accrual	3,292	4,309
Deferred financing	2,580	1,158
Deferred compensation	601	-
Plant closure/relocation	2,851	-
Other assets, net	3,995	4,128
Capital loss carry-forward / net loss carry-forward	6,662	12,875
Valuation allowances	(138)	(142)
Total deferred tax assets	43,705	33,810
Deferred tax liabilities:
Property and equipment, net	(39,835)	(25,698)
Inventories	(5,790)	-
Intangible assets, net	(84,242)	(51,089)
Unrealized foreign currency gain	(634)	(740)
Other liabilities, net	(2,288)	(1,137)
Total deferred tax liabilities	(132,789)	(78,664)
Net deferred tax liability	$(89,084)	$(44,854)

      The Company has established valuation allowances related to certain capital loss carry-forwards. At December 31, 2006, Ply Gem has approximately $0.4 million of capital loss carry-forwards, which can be utilized to offset capital gains, if any, in future periods. These capital loss carry-forwards expire in 2007. In addition, the company has approximately $16.7 million of net operating loss carry-forwards which can be utilized to offset future taxable income. These loss carry-forwards will expire between the years 2017 and 2022 if not utilized.

In 2005, pursuant to the provisions of the American Jobs Creation Act of 2004, the Company repatriated approximately $1.0 million (net of approximately $0.1 million withholding) from its Canadian subsidiary.

The Company has not provided United States income taxes of approximately $5.7 million or foreign withholding taxes on un-remitted foreign earnings in Canada. Not withstanding the provisions within the American Jobs Creation Act of 2004, the company continues to consider these amounts to be permanently invested. As of December 31, 2006, accumulated foreign earnings in Canada were approximately $14.6 million.

We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained. During 2005, the Company established reserves of approximately $6.6 million relating to Net Operating Losses acquired in the MW acquisition and transactions costs associated with the Ply Gem and MW acquisitions. In 2006 these reserves increased by approximately $0.2 million due to interest expense. If the benefits for which a reserve has been provided are subsequently recognized, they will reduce goodwill resulting from the application of the purchase method of accounting for these transactions.

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

Effective January 1, 2006 the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.” The Company elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods were not restated to reflect the impact of SFAS No. 123(R). In accordance with SFAS No. 123(R), the Company considered these options to be liability-classified awards based on the fact that the employee has the ability to put shares back to the company in certain circumstances, thus avoiding exposure to the risk and rewards of ownership for a reasonable period of time. On September 29, 2006 the Company amended the put right section of its Stockholders’ Agreement to require that Stockholders must have held vested shares for a minimum of six-months from the last day of the quarter during which such shares vested in order to receive the put right price formula for vested shares to ensure that stockholders are exposed to the risks and rewards of true equity ownership. As a result, the Company modified its accounting treatment, and as of September 30, 2006 began treating these stock options as equity-classified awards. The impact of this modification was to reclassify approximately $0.1 million from a liability account to Additional Paid in Capital.

The value of the options did not change due to the modification to the Stockholder’s Agreement, and no additional compensation expense was recorded.

As a result of adopting SFAS No. 123(R), a cumulative effect of accounting change for approximately $0.09 million (net of a tax benefit of approximately $0.06 million) was recognized during the first quarter of 2006. Due to the decrease in the value of the options, a reduction of compensation expense of approximately $0.02 million and $0.08 million was recognized for the three month and nine months ended September 30, 2006. The implementation of SFAS No. 123(R) did not have any impact on cash flows during 2006.

The fair value of each option was estimated on the date of grant and updated each reporting period until the modification on September 29, 2006, using the Black-Scholes option pricing method. The assumptions used in the model are outlined in the following table:

	As of September 30, 2006	As of January 1, 2006
Weighted average fair value of options granted	$1.01	$3.47
Weighted average assumptions used:
Expected volatility	30%	30%
Expected term (in years)	5	5
Risk-free interest rate	4.59%	4.35%
Expected dividend yield	0%	0%

Due to the fact that Ply Gem Prime Holding Inc.’s shares are not publicly traded, a third-party valuation specialist was retained to assist in the determination of the fair value of the shares, which was determined to be $10.00 per share and $6.00 per share at December 31, 2005 and September 29, 2006, respectively. The Company estimated its expected volatility through the review of several market indicators, including peer companies.

Before adopting FASB 123(R), the Company accounted for employee options in accordance with APB 25. No stock-based employee compensation cost was reflected in the Statement of Operations, as all options granted under the plan had an exercise price at least equal to the fair value of the underlying common stock on the date of grant. For the year ended December 31, 2005, the Company presented pro forma net income of approximately $20.2 million, as if the Company had applied the fair value recognition provisions of SFAS No. 123(R).

A summary of changes in stock options outstanding during the year ended December 31, 2006 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2006	134,594	$10.00	7.45
Granted	29,300	$10.00	9.40
Forfeited or expired	(17,700)	$10.00	-
Balance at December 31, 2006	146,194	$10.00	7.88

As of December 31, 2006, no options have vested. At December 31, 2006, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.88 years.

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

Certain terms of the Phantom Plan were governed by the Ply Gem Prime Holdings, Inc.’s Stockholders’ Agreement (and the predecessor agreement for Ply Gem Investment Holdings, Inc.), which gave the participant put rights in certain circumstances to put the stock back to Ply Gem Prime Holdings, Inc. at a price determined using predefined formulas contained in the Stockholders’ Agreement and the Phantom Plan. The Stockholders’ Agreement and the Phantom Plan contained two separate put right price formulas that were used to determine the participants’ account balances. The determination of which put right price formula was applicable to each of the participants’ phantom common stock awards was based upon the participant’s reaching certain vesting requirements described in the Stockholders’ Agreement. Based on the above, the Company accounted for these awards of phantom common shares under the modified prospective transition method of SFAS No. 123(R) as liability-classified awards.

On September 25, 2006, the Company amended the Phantom Plan, so that each award under the Phantom plan was converted into a cash-denominated account earning interest through a fixed date. Phantom common shares valued at approximately $1.7 million were paid out, and approximately $1.2 million of common stock was purchased by the holders of the phantom common shares. Approximately $1.7 million was recognized as compensation expense during the third quarter of 2006 as a result of the pay out of Phantom common shares, and approximately $0.9 million was recognized as compensation expense during the third quarter of 2006 as a result of the pay out of Phantom preferred shares.

A summary of changes in phantom common stock units outstanding during the year ended December 31, 2006 is presented below:

Phantom Common Stock Units
Balance at January 1, 2006	179,915
Repurchased	(13,590)
Converted to cash account	(166,325)
Balance at December 31, 2006	-

Upon completion of each of the Ply Gem Acquisition, MW Acquisition and Alenco Acquisition, certain members of management made a cash contribution to Ply Gem Prime Holdings, Inc. in exchange for shares of Ply Gem Prime Holdings, Inc.’s common stock. (As described above, investments in connection with the Ply Gem Acquisition and the MW Acquisition were in Ply Gem Investment Holdings, Inc. common stock, which stock was later converted into Ply Gem Prime Holdings, Inc. common stock in connection with the Alenco Acquisition.) Management’s shares of common stock are governed by the Ply Gem Prime Holdings, Inc. Stockholders’ Agreement which gives the management participants put rights in certain circumstances to put the stock back to Ply Gem Prime Holdings, Inc. at a price that is determined using defined formulas contained within the Stockholders’ Agreement. The Stockholders’ Agreement contains two separate put right price formulas. The determination of which put right price formula will be applicable to each of the participant’s common stock shares is based upon the participants reaching certain vesting requirements which are described in the Stockholders’ Agreement. The common shares generally vest at a rate of 20% per year of service, but may vest earlier if certain events occur. Based on the above, the Company has accounted for these awards of common shares under the modified transition method of SFAS No. 123(R) as liability-classified awards.

On September 29, 2006 the Company amended the put right section of its Stockholders’ Agreement to require that Stockholders must have held vested shares for a minimum of six-months from the last day of the quarter during which such shares vested in order to receive the put right price formula for vested shares to ensure that stockholders are exposed to the risks and rewards of true equity ownership. As a result, the Company modified its accounting treatment, and as of September 29, 2006, will treat these as equity classified awards. On September 29, 2006, the repurchase price under the put right formula was less than $0. As such, no compensation cost will be recognized for these shares.

At December 31, 2005 these awards were not recorded as a liability on the balance sheet, due to the fact that the repurchase price under the put right formula was less than $0.

Common Stock Shares Owned by Management
Balance at January 1, 2006	426,904
Shares issued	479,614
Shares repurchased	(141,510)
Balance at December 31, 2006	765,008

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

Following is a summary of the Company’s segment information:
	For the Year	For the Year	January 23,	January 1,
	ended	ended	2004 to	2004 to
	December 31,	December 31,	December 31,	February 11,
	2006	2005	2004	2004
	(Amounts in thousands)
Net Sales
Siding, Fencing, Railing and Decking	$502,610	$390,925	$352,167	$29,546
Windows and Doors	551,858	447,943	233,778	11,066
	$1,054,468	$838,868	$585,945	$40,612

Operating Earnings
Siding, Fencing, Railing and Decking	$44,060	$44,892	$40,951	$690
Windows and Doors	50,524	47,699	24,051	(1,444)
Unallocated	(9,877)	(3,798)	(1,269)	(791)
	$84,707	$88,793	$63,733	$(1,545)

Interest expense, net
Siding, Fencing, Railing and Decking	$(168)	$296	$35	$3,610
Windows and Doors	1,652	1,804	2,385	6
Unallocated	69,529	54,827	34,793	39
	$71,013	$56,927	$37,213	$3,655
Depreciation and amortization
Siding, Fencing, Railing and Decking	$16,259	$12,552	$11,134	$1,301
Windows and Doors	17,516	13,247	5,918	275
Unallocated	41	326	693	(203)
	$33,816	$26,125	$17,745	$1,373
Income tax expense (benefit)
Unallocated	$3,502	$12,651	$11,311	$(1,850)

Capital expenditures
Siding, Fencing, Railing and Decking	$4,032	$4,948	$4,174	$616
Windows and Doors	16,286	9,794	2,437	102
Unallocated	-	-	162	-
	$20,318	$14,742	$6,773	$718

Total assets
Siding, Fencing, Railing and Decking	$885,423	$468,679	$523,110	$487,676
Windows and Doors	664,808	534,828	555,520	51,881
Unallocated	99,490	46,491	25,669	(45,943)
	$1,649,721	$1,049,998	$1,104,299	$493,614

Our Canadian subsidiary represents a majority of our sales to foreign customers. Other subsidiaries’ sales outside the United States are less than 1% of our total sales.

13. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations.

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	July 1,	April 1,
	2006	2006	2006	2006
	(Amounts in thousands)

Net sales	$292,988	$257,058	$288,111	$216,311

Gross Profit	50,240	60,687	68,860	43,263

Net income (loss)	(9,772)	6,532	10,878	(1,916)

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	October 1,	July 2,	April 2,
	2005	2005	2005	2005
	(Amounts in thousands)

Net sales	$211,315	$225,515	$230,303	$171,735

Gross Profit	46,819	55,043	55,461	33,969

Net income (loss)	3,701	11,271	9,108	(3,855)

14. SUBSEQUENT EVENTS

Plant Closure
On February 8, 2007, the Company announced that it will close its Atlanta, Georgia vinyl siding manufacturing facility within 90 days. Management expects that the plant closure will reduce costs and increase operating efficiency by reducing excess production capacity. All production from the Atlanta location will be absorbed by the Company’s other manufacturing facilities. In connection with the closing of the Atlanta plant, we estimate that the Company will incur severance and benefit costs of approximately $0.7 million, contract termination costs of approximately $0.1 million, and other associated costs of approximately $2.6 million. All of these charges will be cash expenditures.

Loan Refinancing

    On March 12, 2007, the Company announced that it had commenced marketing of the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”), amending the existing Fourth Amended and Restated Credit Agreement (the “Existing Amended Credit Facility”) pursuant to which Ply Gem will borrow (i) $558,720,000 of term loans (the “U.S. Term Loans”) to replace the current outstanding $558,720,000 of term loans and (ii) an additional $105.0 million of term loans (the “Additional U.S. Term Loans”, and together with the U.S. Term Loans, the “Term Loans”) to repay the second lien term loan facility outstanding under the Second Lien Amended and Restated Credit Agreement. If consummated under the terms as proposed, the Amended Credit Facility is expected to provide Ply Gem with a $70,000,000 revolving facility (the “Revolving Facility”) to replace the revolving commitment under the Existing Amended Credit Facility along with an additional $10,000,000 revolving facility (the “Additional Revolving Facility”, together with the Revolving Facility, the “Revolving Facilities”).

    Ply Gem is undertaking the refinancing of the existing Credit Facilities to reduce our cash interest expense by reducing the applicable interest rate on outstanding borrowings and expand our revolving facility by an additional $10.0 million which will provide the Company with additional liquidity for future operating needs. There can be no assurance that this financing will be consummated. Upon completion of the refinancing of its Credit Facility, the Company expects to reduce annual cash interest expense. In connection with this refinancing, certain deferred financing costs may need to be written off.

15. GUARANTOR/NON-GUARANTOR

In connection with the financing of the Ply Gem Acquisition, Ply Gem Industries issued $225 million of its 9% Senior Subordinated Notes due 2012 (the “Notes”). As a result of the MW Acquisition, an additional $135 million of Notes were issued. The Notes are secured by full and unconditional guarantees on a joint and several basis from certain of the Company’s 100% owned subsidiaries. Accordingly, the following guarantor and non-guarantor information is presented as of December 31, 2006 and December 31, 2005, for the years ended December 31, 2006 and December 31, 2005, the period from January 23, 2004 to December 31, 2004, and January 1, 2004 to February 11, 2004. The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$985,335	$69,133	$-	$1,054,468
Costs and Expenses:
Cost of products sold	-	-	784,140	47,278	-	831,418
Selling, general and
administrative expense	-	9,877	104,611	11,913	-	126,401
Intercompany administrative
charges	-	(9,118)	9,118	-	-	-
Amortization of intangible assets	-	-	11,942	-	-	11,942
Total Costs and Expenses	-	759	909,811	59,191	-	969,761
Operating earnings	-	(759)	75,524	9,942	-	84,707
Foreign currency gain	-	-	-	77	-	77
Intercompany interest	-	66,987	(66,222)	(765)	-	-
Interest expense	-	(70,316)	-	(1,902)	-	(72,218)
Investment income	-	787	261	157	-	1,205
Other expense	-	(4,462)	-	-	-	(4,462)
Income (loss) before equity in
subsidiaries' income	-	(7,763)	9,563	7,509	-	9,309
Equity in subsidiaries' income	5,721	10,643	-	-	(16,364)	-
Income before income taxes and
cumulative effect of accounting change	5,721	2,880	9,563	7,509	(16,364)	9,309
Provision (benefit) for income taxes	-	(2,927)	3,951	2,478	-	3,502
Income before cumulative
effect of accounting change	5,721	5,807	5,.612	5,031	(16,364)	5,807
Cumulative effect of accounting change	-	(86)	-	-	-	(86)
Net income	$5,721	$5,721	$5,612	$5,031	$(16,364)	$5,721

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$778,927	$59,941	$-	$838,868
Costs and Expenses:
Cost of products sold	-	-	606,886	40,690	-	647,576
Selling, general and
administrative expense	-	6,298	76,297	10,143	-	92,738
Intercompany administrative
charges	-	(7,795)	7,795	-	-	-
Amortization of intangible assets	-	-	9,761	-	-	9,761
Total Costs and Expenses	-	(1,497)	700,739	50,833	-	750,075
Operating earnings	-	1,497	78,188	9,108	-	88,793
Foreign currency gain	-	-	-	1,010	-	1,010
Intercompany interest	-	49,815	(48,790)	(1,025)	-	-
Interest expense	-	(55,199)	(999)	(1,459)	-	(57,657)
Investment income	-	372	299	59	-	730
Income (loss) before equity in
subsidiaries' income	-	(3,515)	28,698	7,693	-	32,876
Equity in subsidiaries' income	20,225	22,334	-	-	(42,559)	-

Income before provision (benefit)
for income taxes	20,225	18,819	28,698	7,693	(42,559)	32,876
Provision (benefit)for income taxes	-	(1,406)	11,551	2,506	-	12,651
Net income	$20,225	$20,225	$17,147	$5,187	$(42,559)	$20,225

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the period from January 23, 2004 to December 31, 2004

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$539,357	$46,588	$-	$585,945
Costs and Expenses:
Cost of products sold	-	-	417,994	30,739	-	448,733
Selling, general and
administrative expense	-	2,283	57,598	7,687	-	67,568
Intercompany administrative
charges	-	(22,049)	22,049	-	-	-
Amortization of intangible assets	-	129	5,782	-	-	5,911
Total Costs and Expenses	-	(19,637)	503,423	38,426	-	522,212
Operating earnings	-	19,637	35,934	8,162	-	63,733
Foreign currency gain	-	-	-	2,473	-	2,473
Interest expense	-	(33,912)	(1,143)	(2,318)	-	(37,373)
Investment income	-	87	61	12	-	160
Income (loss) before equity in
subsidiaries' income	-	(14,188)	34,852	8,329	-	28,993
Equity in subsidiaries' income	17,682	31,870	-	-	(49,552)	-

Income before provision (benefit)
for income taxes	17,682	17,682	34,852	8,329	(49,552)	28,993
Provision (benefit)for income taxes	-	-	7,960	3,351	-	11,311
Net income	$17,682	$17,682	$26,892	$4,978	$(49,552)	$17,682

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED COMBINING STATEMENT OF OPERATIONS
For the period from January 1, 2004 to February 11, 2004

	Issuer		Non-
	Ply Gem	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Combined
	(Amounts in thousands)

Net Sales	$-	$37,187	$3,425	$-	$40,612
Costs and Expenses:
Cost of products sold	-	30,991	2,620	-	33,611
Selling, general and
administrative expense	561	6,552	1,232	-	8,345
Intercompany administrative
charges	(3,166)	3,166	-	-	-
Amortization of intangible assets	-	201	-	-	201
Total Costs and Expenses	(2,605)	40,910	3,852	-	42,157
Operating earnings	2,605	(3,723)	(427)	-	(1,545)
Interest expense	(39)	(3,645)	-	-	(3,684)
Investment income	-	18	11	-	29
Income (loss) before equity in
subsidiaries' income	2,566	(7,350)	(416)	-	(5,200)
Equity in subsidiaries' income (loss)	(5,667)	-	-	5,667	-

Income before provision (benefit)
for income taxes	(3,101)	(7,350)	(416)	5,667	(5,200)
Provision (benefit) for income taxes	-	(1,683)	(167)	-	(1,850)
Net income (loss)	$(3,101)	$(5,667)	$(249)	$5,667	$(3,350)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$36,532	$13,419	$3,323	$-	$53,274
Accounts receivable, net	-	-	122,051	8,744	-	130,795
Inventories:
Raw materials	-	-	46,465	4,471	-	50,936
Work in process	-	-	24,400	939	-	25,339
Finished goods	-	-	49,832	2,049	-	51,881
Total inventory	-	-	120,697	7,459	-	128,156
Prepaid expenses and other
current assets	-	11,157	9,291	425	-	20,873
Deferred income taxes	-	-	18,770	-	-	18,770
Total current assets	-	47,689	284,228	19,951	-	351,868
Investments in subsidiaries	227,716	139,930	-	-	(370,798)	-
Property and Equipment, at cost:
Land	-	-	3,840	150	-	3,990
Buildings and improvements	-	106	34,062	721	-	34,889
Machinery and equipment	-	49	211,115	4,391	-	215,555
	-	155	249,017	5,262	-	254,434
Less accumulated depreciation	-	(85)	(46,153)	(1,359)	-	(47,597)
Total property and equipment, net	-	70	202,864	3,903	-	206,837
Other Assets:
Goodwill	-	-	770,940	40,345	-	811,285
Intangible assets, net	-	-	232,833	-	-	232,833
Intercompany note receivable	-	1,058,346	-	-	(1,058,346)	-
Other	-	40,358	6,540	-	-	46,898
Total other assets	-	1,098,704	1,010,313	40,345	(1,058,346)	1,091,016
	$227,716	$1,286,393	$1,497,405	$64,199	$(1,425,992)	$1,649,721

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$5,620	$-	$250	$-	$5,870
Accounts payable	-	484	90,356	4,728	-	95,568
Accrued expenses and taxes	-	19,545	90,319	3,663	-	113,527
Total current liabilities	-	25,649	180,675	8,641	-	214,965
Deferred income taxes	-	-	105,729	2,125	-	107,854
Intercompany note payable	-	-	1,054,000	4,346	(1,058,346)	-
Other long term liabilities	-	14,697	40,661	934	-	56,292
Long-term debt, less current
maturities	-	1,018,331	-	24,563	-	1,042,894
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	181,792	181,792	66,718	6,440	(254,950)	181,792
Retained earnings	43,628	43,628	49,622	13,895	(107,145)	43,628
Accumulated other
comprehensive income (loss)	2,296	2,296	-	3,255	(5,551)	2,296
	$227,716	$1,286,393	$1,497,405	$64,199	$(1,425,992)	$1,649,721

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$9,501	$9,130	$3,542	$-	$22,173
Accounts receivable, net	-	-	63,714	6,643	-	70,357
Inventories:
Raw materials	-	-	27,821	3,594	-	31,415
Work in process	-	-	4,249	831	-	5,080
Finished goods	-	-	16,891	1,832	-	18,723
Total inventory	-	-	48,961	6,257	-	55,218
Prepaid expenses and other
current assets	-	1,372	7,699	356	-	9,427
Deferred income taxes	-	-	13,330	-	-	13,330
Total current assets	-	10,873	142,834	16,798	-	170,505
Investments in subsidiaries	215,514	164,946	-	-	(380,460)	-
Property and Equipment, at cost:
Land	-	-	1,870	150	-	2,020
Buildings and improvements	-	106	14,815	647	-	15,568
Machinery and equipment	-	49	115,932	3,244	-	119,225
	-	155	132,617	4,041	-	136,813
Less accumulated depreciation	-	(44)	(26,192)	(849)	-	(27,085)
Total property and equipment,
net	-	111	106,425	3,192	-	109,728
Other Assets:
Goodwill	-	-	538,588	40,404	-	578,992
Intangible assets, net	-	-	152,894	-	-	152,894
Intercompany note receivable	-	650,346	-	-	(650,346)	-
Other	-	37,774	105	-	-	37,879
Total other assets	-	688,120	691,587	40,404	(650,346)	769,765
	$215,514	$864,050	$940,846	$60,394	$(1,030,806)	$1,049,998

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$1,443	$-	$249	$-	$1,692
Accounts payable	-	149	38,825	3,368	-	42,342
Accrued expenses and taxes	-	21,477	39,667	2,875	-	64,019
Total current liabilities	-	23,069	78,492	6,492	-	108,053
Deferred income taxes	-	-	56,947	1,237	-	58,184
Intercompany note payable	-	-	641,000	9,346	(650,346)	-
Other long term liabilities	-	12,855	18,664	952	-	32,471
Long-term debt, less current
maturities	-	611,512	-	24,264	-	635,776
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	175,461	175,461	103,161	5,637	(284,259)	175,461
Intercompany dividends	-	1,100	-	(1,100)	-	-
Retained earnings	37,907	37,907	44,039	9,964	(91,910)	37,907
Accumulated other
comprehensive income (loss)	2,146	2,146	(1,457)	3,602	(4,291)	2,146
	$215,514	$864,050	$940,846	$60,394	$(1,030,806)	$1,049,998

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$5,721	$5,721	$5,612	$5,031	$(16,364)	$5,721
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	41	33,190	585	-	33,816
Fair value premium on purchased inventory	-	-	3,266	-	-	3,266
Non-cash interest expense, net	-	5,571	-	-	-	5,571
Gain on foreign currency transactions	-	-	-	(77)	-	(77)
Loss on sale of building	-	-	840	-	-	840
Other non-cash items	-	1,094	1,460	-	-	2,554
Deferred income taxes	-	-	(2,281)	904	-	(1,377)
Equity in subsidiaries' net income	(5,721)	(10,643)	-	-	16,364	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	-	27,414	(2,150)	-	25,264
Inventories	-	-	11,197	(1,232)	-	9,965
Prepaid expenses and other
current assets	-	221	(1,194)	(8)	-	(981)
Accounts payable	-	-	(34,988)	1,390	-	(33,598)
Accrued expenses and taxes	-	55	4,883	1,573	-	6,511
Other	-	1,221	(664)	(154)	-	403
Net cash provided by
operating activities	-	3,281	48,735	5,862	-	57,878
Cash flows used in investing
activities:
Capital expenditures	-	-	(18,942)	(1,376)	-	(20,318)
Proceeds from sale of building	-	-	4,536	-	-	4,536
Acquisitions, net of cash acquired	-	(416,386)	-	-	-	(416,386)
Net cash provided by (used in)
investing activities	-	(416,386)	(14,406)	(1,376)	-	(432,168)
Cash flows provided by (used in)
financing activities:
Proceeds from long-term debt	-	414,320	-	488	-	414,808
Proceeds from revolver borrowings	-	15,000	-	-	-	15,000
Proceeds from intercompany						-
investment	-	35,040	(30,040)	(5,000)	-	-
Payments on long-term debt	-	(3,279)	-	(188)	-	(3,467)
Payments on revolver borrowings	-	(15,000)	-	-	-	(15,000)
Debt issuance costs	-	(9,534)	-	-	-	(9,534)
Equity contribution	-	3,589	-	-	-	3,589
Net cash provided by (used in)
financing activities	-	440,136	(30,040)	(4,700)	-	405,396
Impact of exchange rate movement
on cash	-	-	-	(5)	-	(5)
Net increase (decrease) in cash
and cash equivalents	-	27,031	4,289	(219)	-	31,101
Cash and cash equivalents at the
beginning of the period	-	9,501	9,130	3,542	-	22,173
Cash and cash equivalents at the end
of the period	$-	$36,532	$13,419	$3,323	$-	$53,274

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$20,225	$20,225	$17,147	$5,187	$(42,559)	$20,225
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	29	25,616	480	-	26,125
Non-cash interest expense, net	-	5,079	-	-	-	5,079
Gain on foreign currency transactions	-	-	-	(1,010)	-	(1,010)
Deferred income taxes	-	-	1,489	296	-	1,785
Equity in subsidiaries' net income	(20,225)	(22,334)	-	-	42,559	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	-	(3,859)	(1,039)	-	(4,898)
Inventories	-	-	7,531	(672)	-	6,859
Prepaid expenses and other
current assets	-	(5,425)	5,517	303	-	395
Accounts payable	-	(101)	6,184	1,512	-	7,595
Accrued expenses and taxes	-	3,800	647	(1,732)	-	2,715
Other	-	(329)	(859)	228	-	(960)
Net cash provided by (used in)
operating activities	-	944	59,413	3,553	-	63,910
Cash flows used in investing
activities:
Capital expenditures	-	-	(13,752)	(990)	-	(14,742)
Acquisitions, net of cash acquired	-	(409)	-	789	-	380
Net cash provided by (used in)
investing activities	-	(409)	(13,752)	(201)	-	(14,362)
Cash flows provided by (used in)
financing activities:
Proceeds from long-term debt	-	-	-	-	-	-
Proceeds from revolver borrowings	-	35,500	-	-	-	35,500
Proceeds from intercompany
investment	-	34,114	(33,014)	(1,100)	-	-
Payments on long-term debt	-	(27,105)	(7,000)	(263)	-	(34,368)
Payments on revolver borrowings	-	(35,500)	-	-	-	(35,500)
Equity contribution	-	34	-	-	-	34
Net cash provided by (used in)
financing activities	-	7,043	(40,014)	(1,363)	-	(34,334)
Impact of exchange rate movement
on cash	-	-	-	165	-	165
Net increase (decrease) in cash
and cash equivalents	-	7,578	5,647	2,154	-	15,379
Cash and cash equivalents at the
beginning of the period	-	1,923	3,483	1,388	-	6,794
Cash and cash equivalents at the end
of the period	$-	$9,501	$9,130	$3,542	$-	$22,173

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Period from January 23, 2004 to December 31, 2004

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$17,682	$17,682	$26,892	$4,978	$(49,552)	$17,682
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	118	17,162	465	-	17,745
Non-cash write off of inventory	-	-	2,416	-	-	2,416
Non-cash interest expense, net	-	-	3,469	-	-	3,469
Gain on foreign currency transactions	-	-	-	(2,473)	-	(2,473)
Deferred income taxes	-	-	7,526	499	-	8,025
Equity in subsidiaries' net income	(17,682)	(31,870)	-	-	49,552	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	-	1,718	(658)	-	1,060
Inventories	-	-	1,364	(89)	-	1,275
Prepaid expenses and other
current assets	-	1,529	(2,894)	(162)	-	(1,527)
Accounts payable	-	154	(6,946)	516	-	(6,276)
Accrued expenses and taxes	-	4,628	(726)	3,416	-	7,318
Other	-	-	1,325	(612)	-	713
Net cash provided by (used in)
operating activities	-	(7,759)	51,306	5,880	-	49,427
Cash flows used in investing
activities:
Capital expenditures	-	-	(6,477)	(296)	-	(6,773)
Acquisitions, net of cash acquired	-	(770,667)	(53,734)	(58,860)	-	(883,261)
Net cash provided by (used in)
investing activities	-	(770,667)	(60,211)	(59,156)	-	(890,034)
Cash flows provided by (used in)
financing activities:
Proceeds from long-term debt	-	641,338	-	30,000	-	671,338
Proceeds from revolver borrowings	-	18,000	-	-	-	18,000
Proceeds from financing obligation	-	-	30,571	5,429	-	36,000
Proceeds from intercompany
investment	-	(24,346)	-	24,346	-	-
Payments on long-term debt	-	(5,786)	(18,183)	(5,235)	-	(29,204)
Payments of revolver borrowings	-	(18,000)	-	-	-	(18,000)
Equity contribution	-	169,143	-	-	-	169,143
Net cash provided by (used in)
financing activities	-	780,349	12,388	54,540	-	847,277
Impact of exchange rate movement
on cash	-	-	-	124	-	124
Net increase (decrease) in cash
and cash equivalents	-	1,923	3,483	1,388	-	6,794
Cash and cash equivalents at the
beginning of the period	-	-	-	-	-	-
Cash and cash equivalents at the end
of the period	$-	$1,923	$3,483	$1,388	$-	$6,794

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
COMBINING STATEMENT OF CASH FLOWS
For the Period from January 1, 2004 to February 11, 2004

	Issuer		Non-
	Ply Gem	Guarantor	Guarantor
	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Combined

Cash flows from operating
activities:
Net loss	$(3,101)	$(5,667)	$(249)	$5,667	$(3,350)
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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d - 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2006 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors of Ply Gem Prime Holdings, Inc., Ply Gem Investment Holdings, Inc., Ply Gem Holdings, and Ply Gem Industries are identical.

Name	Age	Positions(s)
Frederick Iseman	54	Chairman of the Board and Director
Gary E. Robinette	58	President, Chief Executive Officer and Director
Lee D. Meyer	58	Former President, Chief Executive Officer and Director (January 2006 - October 2006)
Shawn Poe	45	Vice President and Chief Financial Officer
John Wayne	45	President, Siding and Accessories
Lynn Morstad	43	President, MW Manufacturers, Inc.
Bryan Sveinson	48	President, CWD Windows & Doors, Inc.
Jeff Klein	43	President, Great Lakes Window
John Stephenson	41	President, Kroy Building Products
W. Brian Redpath	45	President, Alenco Windows
Robert A. Ferris	64	Director
Steven M. Lefkowitz	42	Director
John D. Roach	63	Director
Michael Haley	56	Director
Edward M. Straw	68	Director
Timothy T. Hall	37	Director

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

Gary E. Robinette - President, Chief Executive Officer and Director
Gary E. Robinette was appointed President and Chief Executive Officer of the Company in October 2006, replacing Lee Meyer who had previously announced his retirement. Prior to joining Ply Gem, Mr. Robinette served as Executive Vice President and COO at Stock Building Supply, a Wolseley company, since September 1998, and was also a member of the Wolseley North American Management Board. Mr. Robinette held the position of President of Erb Lumber Inc., a Wolseley company, from 1993-1998 and served as Chief Financial Officer and Vice President of Carolina Holdings which was the predecessor company of Stock Building Supply. Mr. Robinette received a BS in accounting from Tiffin University, where he is a member of the Board of Trustees, and a MBA from Xavier University, where he is a member of the President’s Advisory Board. He is also a member of Harvard University’s Joint Center for Housing Studies.

Lee D. Meyer - Former President, Chief Executive Officer and Director
Lee D. Meyer was appointed President and Chief Executive Officer of our company in January 2002. Since the Ply Gem Acquisition, Mr. Meyer has served as a director. Mr. Meyer previously had been the President of Variform, one of our siding and accessories subsidiaries. Mr. Meyer joined Variform in 1993 as the Vice President of Manufacturing, and held successive positions as Vice President of Operations, Senior Vice President and General Manager, before he became President of Variform in 1998. Prior to joining Variform, Mr. Meyer held positions at GE Plastics, Borg Warner Chemicals and the Chemicals Division of Quaker Oats. Mr. Meyer graduated from the University of Nebraska in 1971 with a BS in Chemical Engineering and an MBA in Finance and Economics in 1979. He also received his license as a Registered Professional Engineer in 1979. Mr. Meyer is a past chairman of the Vinyl Siding Institute, or the “VSI” and is currently a member of the Board of Directors and is the chairman of the VSI Certification Oversight Committee, which oversees voluntary minimum standards for vinyl siding products. In June 2003, Mr. Meyer completed a tenure of approximately five years as Chairman of the Vinyl Siding Institute. Mr. Meyer has been a member of the Windows and Doors Manufacturers Association and since May 2006 has served as an independent director on the board of directors of PW Eagle. Mr. Meyer retired from the Company in October 2006.

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

Lynn Morstad - President, MW Manufacturers
Mr. Morstad was appointed President of MW Manufactures Inc. in January 2005. Mr. Morstad joined MW in 2000 as Chief Financial Officer and prior to being appointed to his present position, had served as Chief Operating Officer since May 2003. From March 1998 to May 2000, Mr. Morstad was employed by the Dr. Pepper/Seven Up division of Cadbury Schweppes as Vice President and Corporate Controller. In addition, Mr. Morstad has more than 8 years experience in senior financial positions with various divisions of the Newell Company. Mr. Morstad is a graduate of the University of Iowa and a Certified Public Accountant.

Bryan Sveinson - President, CWD Windows & Doors
Mr. Sveinson was appointed President of CWD Windows & Doors, Inc. in April 1999. Mr. Sveinson joined our company in 1993, and prior to his appointment as President held successive positions as Controller, Vice President of Finance, and Vice President of Business Development. Prior to joining us, Mr. Sveinson held senior finance positions with a commercial printing company and a soft drink manufacturing and distribution company. Mr. Sveinson graduated from the University of Calgary in 1981 with a Bachelor of Management Degree in Finance. In addition, Mr. Sveinson is a professional accountant, having achieved a Certified Management Accountant designation in 1991. Mr. Sveinson is also a past director of the Canadian Window and Door Manufacturing Association.

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

John Stephenson - President, Kroy Building Products
John Stephenson was appointed President of Kroy Building Products, Inc., in January 2006. Prior to joining Ply Gem, Mr. Stephenson spent 14 years with Milgard Windows in various roles of increasing responsibility, including General Manager of Milgard’s East Coast manufacturing facility in Fredericksburg, Virginia. Mr. Stephenson graduated from Washington State University in 1988.

W. Brian Redpath - President, AWC Holding Company (Alenco)

W. Brian Redpath joined Alenco in April, 2001 as President and Chief Executive Officer. Prior to joining Alenco, Mr. Redpath spent 18 years in the window and/or window related industry and held a number of senior level management positions including serving as General Manager of Alenco’s Bryan, Texas facility under Alenco’s predecessor ownership from 1993 to 1996. In January, 2007 Mr. Redpath resigned his position with Ply Gem to pursue other interests.

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

Michael Haley - Director
In June 2005, Mr. Haley announced his retirement as Chairman of MW Manufacturers, but has remained as a director. In January 2005, Mr. Haley was appointed chairman of MW and Senior Vice President of Sales and Marketing and Director for Ply Gem Industries. Mr. Haley joined MW in June 2001 as President and served in this capacity until being named Chairman. Prior to joining MW, Mr. Haley had been the President of American of Martinsville (a subsidiary of La-Z-Boy Inc.) from 1994 until May 2001. In addition, Mr. Haley was President of Loewenstein Furniture Group from 1988 to 1994. Mr. Haley graduated from Roanoke College in 1973 with a Bachelor’s Degree in Business Administration.

Edward M. Straw - Director
In May 2006, the Board of Directors approved the addition of Mr. Straw as a member of the board. Mr. Straw retired from the Navy as a three-star admiral in 1996, and has since held senior executive positions in industry. From March 2000 to February 2005, Mr. Straw was President of Global Operations for the Estee Lauder Companies, Inc. Prior to Estee Lauder, Mr. Straw was President of Ryder Integrated Logistics, Inc. and Senior Vice President of Compaq Computer Corporation. He is currently the Chairman of Odyssey Logistics and Technology and is a member of the boards of MeadWestvacto, Eddie Bauer and Dale Carnegie. In addition, he is a strategic advisor to IBM Federal Services. Mr. Straw holds a Master of Business Administration degree from George Washington University and a Bachelor of Science degree from the U.S. Naval Academy, and is also a graduate of the National War College.

Timothy T. Hall - Director
In December 2006, the Board of Directors approved the addition of Mr. Hall as a member of the board. Mr. Hall is a Principal at Caxton-Iseman Capital and has been employed by Caxton-Iseman Capital since 2001. Prior to Caxton-Iseman, Mr. Hall was a Vice President at FrontLine Capital and an Assistant Vice President at GE Equity. Mr. Hall has a MBA from Columbia Business School and a B.S. from Lehigh University.

Audit Committee Financial Expert

Our Board of Directors has determined Steven Lefkowitz to be the “audit committee financial expert” as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002. Mr. Lefkowitz is not an “independent” director as the term is used for the purposes of the New York Stock Exchange’s listing requirements

Code of Ethics
The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, and all employees.  This Code of ethics is posted on our website at http://www.plygem.com.  Any waiver or amendment to this code of ethics will be timely disclosed on our website.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion describes the material elements of compensation of the Company’s executive officers who served as named executive officers during our fiscal year ended December 31, 2006. The individuals who served as the principal executive officer and principal financial officer during 2006, as well as the other individuals included in the Summary Compensation Table below, are referred to as the “named executive officers.” This compensation discussion focuses primarily on compensation awarded to, earned by, or paid to the named executive officers in 2006, as reflected in the following tables and related footnotes and narratives, but also describes compensation actions taken before or after 2006 to the extent that it enhances an understanding of the executive compensation disclosure.

The principal elements of our executive compensation program are base salary, annual cash incentives, other personal benefits and perquisites, post-termination severance, and equity-based interests. Our other personal benefits and perquisites consist of life insurance benefits and car allowances. The named executive officers are also eligible to participate in our 401(k) plan and our company-wide employee benefit health and welfare programs.

During 2006, certain named executive officers held awards of phantom stock units under our phantom stock plan, and these awards were converted during 2006 into cash-denominated deferred compensation accounts. The officers received special, one-time cash bonuses in connection with this conversion. The phantom plan, deferred compensation accounts, and special cash bonuses are described below.

Also, on October 13, 2006, Lee D. Meyer retired from employment with the Company, and we entered into a Retirement and Consulting Agreement with him. Under the contract, we have agreed to continue Mr. Meyer’s salary for two years following his retirement, in exchange for Mr. Meyer’s agreement to provide certain consulting services to us during that time, release certain claims against the Company, and agree not to engage in certain activities that could interfere or be competitive with the Company’s business. We also agreed to repurchase certain equity held by Mr. Meyer and to provide Mr. Meyer with certain medical benefits during this two-year consulting period. The Board of Directors of Ply Gem Prime Holdings, Inc. (“Prime Holdings”), our indirect parent company, approved the Retirement and Consulting Agreement with Mr. Meyer. The terms of this agreement are described more fully following the “Grants of Plan-Based Awards” table below.

Also in October 2006, Gary E. Robinette joined the Company and was appointed to replace Mr. Meyer as our President and Chief Executive Officer. In connection with such appointment, Mr. Robinette entered into an employment agreement with us, pursuant to which we have agreed to pay him an annual base salary of $530,000 and an annual cash incentive target of 100% of base salary. In addition, Mr. Robinette was provided the opportunity by our compensation committee and Board to purchase 125,660 shares of common stock, par value $.01 per share, of Prime Holdings (“Common Stock”), at a price of $10.00 per share and 7,434 shares of senior preferred stock, par value $.01 per share, of Prime Holdings (“Senior Preferred Stock”) at a price of $100.00 per share.

Compensation Program Objectives and Philosophy

General Philosophy

Our compensation philosophy is designed to provide a total compensation package to our executive officers that is competitive within the building materials industry and enables us to attract, retain, and motivate the appropriate talent for long-term success. We believe that total compensation should be reflective of individual performance but should also vary with our performance in achieving financial and non-financial objectives, thus rewarding the attainment of these objectives.

The components of total compensation for our executive officers are as follows:
•	Base Salary
In General. We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary. We provide this opportunity to attract and retain an appropriate caliber of talent for the position and to provide a base wage that is not subject to our performance risk, as are other elements of our compensation, such as the annual cash incentive awards and equity interests described below. Base salaries of our named executive officers are only one component of our executive officers’ compensation package and will not substitute for our incentive awards.

Management reviews the base salaries for our named executive officers in November and December of each year with any recommended increases being based on our performance as well as the individual’s performance and responsibilities, which we believe to be consistent with our overall philosophy of rewarding both strong individual and Company performance. After this management review, any salary increases for the executive officers other than the President and Chief Executive Officer are recommended by our President and Chief Executive Officer to our compensation committee and Board for approval. During 2006, Mr. Meyer’s salary was approved by our Board of Directors, and Mr. Robinette’s annual base salary was provided in his employment agreement. Under Mr. Robinette’s employment agreement, his base salary for fiscal years following 2006 will be determined by the compensation committee of our Board of Directors, but will not be less than $530,000 per year.

•	Annual Cash Incentive Awards
In General. We provide the opportunity for our named executive officers to earn an annual cash incentive award based upon the Company’s performance as well as the individual’s performance. We provide this opportunity to attract and retain an appropriate caliber of talent for the position and to motivate executives to achieve our financial goals. We believe that providing these annual incentives is consistent with our objective of providing compensation that varies with our performance in achieving financial and non-financial objectives.

2006 Target Award Opportunities. For all of our named executive officers other than Mr. Robinette, in 2006, management established annual targets, expressed in dollars, for several performance measures. Our 2006 performance measures included such corporate measures as economic value added (EVA), EBITDA and Cash Flow. Depending upon each officer’s responsibilities, a target award opportunity was established as a percentage of the individual officer’s base salary at a range from 50% to 100% of base salary. After the end of 2006, Mr. Robinette reviewed our annual cash incentive plans, the attainment of performance measures and resulting awards with our compensation committee and our Board, and the committee and the Board approved the awards.

As part of Mr. Robinette’s employment agreement, the Company agreed that, for 2006 only, Mr. Robinette would receive a guaranteed bonus equal to 100% of his 2006 base salary, prorated based on the number of days he was employed by us during 2006, irrespective of Company performance. The amount of the bonus earned by Mr. Robinette is $133,589, as set forth in the Summary Compensation Table below. For all Company fiscal years after 2006, Mr. Robinette’s annual bonus will be based on achievement of goals set by the compensation committee of the Board and based on a target equal to 100% of his base salary.

For 2006, annual target cash incentive opportunities for the named executive officers other than Mr. Robinette were: 70% of base salary for Mr. Meyer, 50% for Mr. Poe, Wayne and Morstad and 40% of base salary for Mr. Montgomery. For Mr. Meyer, who was not employed by us for the entire fiscal year, his 2006 incentive award was paid on a pro rata basis based upon the number of days that he was employed by us during the fiscal year.

•	Perquisites and Other Personal Benefits
In General. We provide the opportunity for our named executive officers to receive certain perquisites and other personal benefits, including car allowances and Company-paid life insurance premiums. We provide these benefits to provide an additional useful benefit for our executives, and we believe that providing these benefits is essential to our ability to remain competitive in the general marketplace for attracting and retaining executive talent.

Total Compensation Comparison. Including the 2006 annual cash incentive payout, for the last completed fiscal year, personal benefits and perquisites accounted for approximately 2.4% of total compensation for our named executive officers.

•	Equity Awards
In General. We have provided the opportunity for our named executive officers to purchase both Common Stock and Senior Preferred Stock in Prime Holdings, our indirect parent company. In addition, in 2006, certain named executive officers held shares of phantom common stock units and phantom preferred stock units in Prime Holdings, which were awarded in 2004 in exchange for the executives’ equity investments in predecessor companies. These phantom units were amended in 2006, as described below.

We believe it is vital to our Company to provide our named executive officers with the opportunity to hold an equity interest in our business. We believe that equity ownership among executives aligns management’s interests with those of stockholders and provides long-term incentives for the executives. Our named executive officers are the employees who are primarily responsible for the long-term performance of the Company, so this opportunity is intended to incentivize them to improve the overall value of the business. Providing a Senior Preferred Stock component as well as a Common Stock component allows the executives to hold an ownership interest that mirrors that held by non-employee investors in our Company and motivates and rewards the executives for achieving financial objectives. We also believe that our management equity ownership structure promotes the retention of key management and that providing an equity component of compensation is consistent with our compensation objectives of rewarding performance-based compensation and attracting and retaining an appropriate caliber of talent.

The opportunities that we give our executive officers to invest in the business are event-driven and are not provided on any annual or other regular basis. The number of shares that a named executive officer has been permitted to purchase is determined based upon the individual’s level of responsibility within the company. All equity purchases are reviewed and approved by our compensation committee and Board of Directors.

Common Stock. Our named executive officers have purchased our Common Stock either as (1) “Incentive Stock” or (2) part of a strip of equity that is purchased at the same time the officer purchases shares of our Senior Preferred Stock.

Incentive Stock - Protected and Unprotected. Common Stock that is purchased as Incentive Stock becomes “Protected” over time, based on the officer’s continued service to our Company. Twenty percent (20%) of each officer’s Incentive Stock becomes Protected on the first anniversary of the date of purchase and on each of the next four anniversaries. If the officer’s employment with us is terminated at any time, no remaining Incentive Stock that is not Protected (“Unprotected”) will become Protected. In addition, if a realization event or an initial public offering occurs at any time, any Incentive Stock that is Unprotected becomes immediately fully Protected.

Incentive Stock - Termination of Employment. If a named executive officer’s Incentive Stock becomes Protected, the officer may have the opportunity to receive a greater per share price for such stock if the stock is purchased by the Company. Specifically, if the named executive officer’s employment with us is terminated for reasons other than cause, then Prime Holdings has the right to purchase the officer’s shares of Protected Incentive Stock at a price per share (the “Protected Stock Purchase Price”) equal to the quotient obtained by dividing (x) the excess of (i) a multiple of consolidated EBITDA over (ii) consolidated indebtedness, less the amount of unrestricted cash of Prime Holdings and its consolidated subsidiaries as of the date of termination by (y) the number of shares of fully diluted Common Stock on the date of the officer’s termination of employment. For any Incentive Stock that is Unprotected as of termination, the purchase price is the lesser of (a) the original purchase price paid by the officer for the Incentive Stock, plus or minus any change in adjusted retained earnings per share from the date the shares were originally purchased through the end of the most recent fiscal quarter preceding the date of termination of employment and (b) the Protected Stock Purchase Price. If the officer is terminated for Cause, all Incentive Stock held by the officer, whether or not Protected, will be repurchased by Prime Holdings for the same price applicable to Unprotected Incentive Stock in the preceding sentence.

We believe that this schedule whereby Incentive Stock becomes Protected over time aids in our ability to retain executive officers by requiring the executives’ continued service to the Company. In addition, because this schedule provides that the officers’ Incentive Stock becomes protected upon certain corporate transactions, this schedule will give the officers the incentive to work toward achieving such a transaction and to share in the value received by other shareholders.

If Common Stock is not designated as “Incentive Stock” and is purchased as part of a strip with Senior Preferred Stock, then the Common Stock is fully vested at the time of purchase. This Common Stock may be repurchased by Prime Holdings at any time following the officer’s termination of employment for the Protected Stock Purchase Price described above.

Senior Preferred Stock. Senior Preferred Stock that is purchased by the officers is fully vested at the time of purchase. This Senior Preferred Stock may be repurchased by Prime Holdings at any time following the officer’s termination of employment for a price that takes into account the liquidation value and the maximum dividend on the shares of Senior Preferred Stock, consistent with the Certificate of Incorporation of Prime Holdings.

Phantom Common and Preferred Stock Units. Upon the completion of the Ply Gem Acquisition and the MW Acquisition, certain members of management contributed their investment in predecessor companies in exchange for phantom common stock units and phantom preferred stock units which were governed by a phantom stock plan. Under the phantom stock plan, each participant’s interest in the plan was recorded in a bookkeeping account; however, no stock was initially issued under the phantom stock plan. Each account recorded a number of units so that, any “phantom common stock units” were deemed to be invested in Common Stock and any “phantom preferred stock units” were deemed invested in Senior Preferred Stock. Certain of the phantom common stock units became “Protected” according to the same schedule as the Incentive Stock, based on the date the units were first awarded to the officers. Other phantom common stock units were not subject to any such schedule. Under the plan, upon liquidation and payment of a participant’s account, the value of the account generally was to be paid to the participant either in cash or in shares of Prime Holdings’ stock having a fair market value equal to the account balance, in the discretion of Prime Holdings. The opportunity for any named executive officer to participate in the phantom stock plan, as well as their level of participation, was reviewed and approved by our Board of Directors. During 2006, each of the named executive officers other than Mr. Robinette were participants in the phantom stock plan.

As described above, SFAS 123(R) was adopted by the Company as of January 1, 2006, and, for the first three quarters of 2006, the phantom units were recognized under SFAS 123(R) as liability awards that had to be marked to market every quarter. In addition, in 2004, 2005, and 2006, new tax rules governing nonqualified deferred compensation required a re-examination of the structure of the phantom stock plan. Because of the risk of volatility associated with the above accounting treatment and the complexity associated with tax and accounting rule changes, the Company’s Board of Directors determined that the cost associated with the administrative, accounting and tax work for the phantom stock units was excessive and outweighed the benefits of continuing to permit the officers to hold such units.

As such, in September 2006, the Company converted all phantom common and preferred stock units held by each named executive officer into a cash account payable on a fixed schedule in years 2007 and beyond. The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00. From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans. This portion of the account was paid to each officer in a single lump-sum cash payment on January 31, 2007. The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of Senior Preferred Stock represented by such units. This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment. This portion of the account is payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control.

As a result of the conversion of the phantom stock plan awards described above, as of December 31, 2006 there were no phantom common or preferred stock units outstanding.

In connection with the conversion described above, the Board of Directors determined that it was in the best interests of the Company that those officers whose phantom stock plan awards were converted to cash accounts continued to hold an equity interest in the business consistent with the compensation goals of the Company. The Board authorized Prime Holdings to allow the officers to invest in Common Stock on September 25, 2006, which stock was either Incentive Stock or not, in the same proportion that the officer’s phantom units had been deemed invested in such stock. The Common Stock purchased by the officers was also deemed Protected in the same proportion that any phantom common units had been Protected as of September 25. The officers purchased the Common Stock by issuing promissory note to Prime Holdings for the full purchase price. The notes were due and paid in full on January 31, 2007. The number of shares of Common Stock purchased by the officers in 2006 is set forth in the “Grants of Plan Based Awards” table below.

•	Special Bonuses
In General. In connection with the conversion of the phantom stock plan awards described above, our subsidiary, Ply Gem Industries, Inc. provided our named executive officers other than Mr. Robinette with a special, one-time cash bonus award for our 2006 fiscal year. The bonus was payable on January 31, 2007 or any earlier termination of employment other than for cause. If the executives resigned from employment before January 31, 2007, they would not have been entitled to the bonus. For Mr. Meyer, the bonus was payable on January 31, 2007, even though his employment terminated before that date. All special bonuses were paid on January 31, 2007. The Board of Directors of Prime Holdings approved and ratified Ply Gem Industries, Inc.’s award of these bonuses.

•	Post-termination severance
In General. We provide the opportunity for certain of our named executive officers to be protected under the severance provisions contained within their retention agreements and, for Mr. Robinette, his employment agreement. We provide this opportunity to attract and retain an appropriate caliber of talent for the position. These retention agreements and Mr. Robinette’s employment agreement were approved by our Board of Directors, and the terms of these agreements can be found in individual agreements that have previously been filed as exhibits with the Securities and Exchange Commission (SEC). We believe the terms of our retention agreements and of Mr. Robinette’s employment agreement are consistent with the provisions and benefit levels of other companies based upon reviewing disclosures made by those companies with the SEC. We believe the arrangements and benefits opportunity contained within our retention agreements and Mr. Robinette’s employment agreement are reasonable and allow us to remain competitive in the general marketplace for executive talent. These arrangements are described in detail in the “Potential Payments Upon Termination or Change in Control” section below. The employment agreement between Mr. Robinette and the Company establishes the terms of his employment including salary and benefits, annual cash incentive award target and severance provisions in the event of termination of Mr. Robinette’s employment.

•	CFO Retention Payment.
In November of 2005, the Company provided Mr. Poe with the opportunity to receive a special bonus of $100,000 if Mr. Poe is employed with the Company on December 31, 2007. This special bonus was provided to Mr. Poe as an incentive for Mr. Poe to remain with the Company. The Board determined that it was in the Company’s best interest to retain Mr. Poe’s services in the capacity of Chief Financial Officer and considers the $100,000 special bonus to be an appropriate incentive. The Company recognized 50% of the special bonus as expense in 2006.

The following table shows information concerning the annual compensation during 2006 for services provided to us by our current President and Chief Executive Officer, our previous President and Chief Executive Officer who retired in October 2006, our Vice President and Chief Financial Officer and our three other most highly compensated executive officers.

Summary Compensation Table

						Change in
						Pension Value
					Non-Equity	and Nonqualified
				Stock	Incentive Plan	Deferred	All Other
Name and				Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	Salary ($)	Bonus ($)	($) (1)	($) (2)	Earnings ($) (3)	($) (4)	($)

Gary E. Robinette	2006	112,115 (5)	133,589(6)	0		-	-	245,704
President & Chief
Executive Officer

Lee D. Meyer	2006	317,500 (7)	87,000 (8)	0	182,253	3,179	1,203,356	1,791,876
Previous President &
Chief Executive Officer

Shawn K. Poe	2006	222,861	77,000 (8)(9)	0	115,375	-	163,682	578,919
Vice President & Chief
Financial Officer

John Wayne	2006	298,077	76,000 (8)	0	258,137	-	419,495	1,051,709
President, Siding
and Accessories

Lynn Morstad	2006	304,231	18,000 (8)	0	150,000	-	232,511	704,742
President, MW
Manufacturers, Inc.

Mark Montgomery	2006	230,240	90,000 (8)	0	69,795	44	488,722	878,801
Senior Vice President
Sales and Marketing

(1)
The amounts in this column represent, for all shares of Common Stock and Senior Preferred Stock and all awards of phantom common and preferred stock units held by each named executive officer in 2006, the dollar amount recognized for financial statement reporting purposes with respect to 2006 in accordance with SFAS 123(R). Because no expense was recognized under SFAS 123(R) during 2006, the amount in each row of this column is “0”. (See Note 12 to the financial statements “Stock Based Compensation” for a discussion of the assumptions made in this valuation.) As described in the “Compensation Discussion and Analysis - Phantom Common and Preferred Stock Units” section above, the awards under the phantom stock plan were amended on September 25, 2006. These awards were reported under SFAS 123(R) through the end of the third quarter of the 2006 fiscal year. During the fourth quarter of 2006, we recognized nonqualified deferred compensation expense in respect of the cash accounts that were established in connection with the conversion of the phantom plan, and the value of these accounts is included in the “All Other Compensation” column of this table.

(2)
The amounts in this column represent performance-based cash bonuses earned for services rendered during 2006. These incentive bonus are described in the “Compensation Discussion and Analysis - Annual Cash Incentive Awards” section above. The amount for Mr. Meyer is shown pro rata for the portion of the year during which he was employed. Pursuant to Mr. Meyer’s Retirement and Consulting Agreement, he was entitled to receive this bonus in respect of 2006, on a pro rata basis.

(3)
The amount in this column represents the aggregate increase in actuarial present value of Mr. Meyer’s and Mr. Montgomery’s pension benefits under the Ply Gem Group Pension Plan and the MW Manufacturing Inc. Retirement Plan respectively from October 1, 2005 to September 30, 2006. No amount is included for Mr. Morstad because the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan decreased by $235 and $198 during 2006 respectively. See the “Pension Benefits Table” and “Pension Plans” section below for more information regarding these benefits. The named executive officers did not receive any above-market or preferential earnings on compensation deferred on a basis that is not tax-qualified.

(4)	The amounts in this column consist of the following items for each officer shown below:
•
Lee D. Meyer: $1,109,477 value of cash deferred compensation account created in connection with phantom plan conversion described in the “Compensation Discussion and Analysis - Phantom Common and Preferred Stock Units” section above, $8,750 car allowance, $6,600 company 401k contributions, $7,071 insurance premiums, $69,231 severance payments, and $1,412 COBRA reimbursement.

•
Shawn K. Poe: $135,900 value of cash deferred compensation account created in connection with phantom plan conversion described in the “Compensation Discussion and Analysis - Phantom Common and Preferred Stock Units” section above, $7,200 car allowance, $6,628 company 401k contributions, $6,600 profit sharing, and $6,982 insurance premiums.

•
John Wayne: $388,350 value of cash deferred compensation account created in connection with phantom plan conversion described in the “Compensation Discussion and Analysis - Phantom Common and Preferred Stock Units” section above, $10,500 car allowance, $6,600 company 401k contributions, $6,600 profit sharing, and $6,791 insurance premiums.

•
Lynn Morstad: $213,786 value of cash deferred compensation account created in connection with phantom plan conversion described in the “Compensation Discussion and Analysis - Phantom Common and Preferred Stock Units” section above, $9,632 car allowance, $6,085 company 401k contributions, $2,702 insurance premiums.

•
Mark Montgomery: $468,674 value of cash deferred compensation account created in connection with phantom plan conversion described in the “Compensation Discussion and Analysis - Phantom Common and Preferred Stock Units” section above, $9,765 car allowance, $6,600 company 401k contributions, and $3,358 insurance premiums.

(5)	Represents the dollar value of the base salary earned by Mr. Robinette for the period from the date that he commenced employment in October 2006 through December 31, 2006.
(6)	Represents the guaranteed bonus paid to Mr. Robinette pursuant to his employment agreement.
(7)	Represents the dollar value of the base salary earned by Mr. Meyer for the period from January 1, 2006 until the date of his retirement on October 13, 2006.
(8)
Represents the Special Bonus awarded on September 25, 2006 in connection with the conversion of awards under the phantom stock plan, described in the “Compensation Discussion and Analysis - Special Bonuses” section above.

(9)
The figure includes $50,000 of retention bonus which represents 50% of a total $100,000 special bonus that Mr. Poe is eligible to receive if he remains employed with the Company through December 31, 2007.

Grants of Plan-Based Awards

			All Other
			Stock
			Awards:
		Estimated Future Payouts Under	Number of
		Non-Equity Incentive Plan	Shares of
		Awards	Stock or	Grant Date
		Target	Units	Fair Value of
Name	Grant Date	($)	(#) (1)	Stock Awards (2)

Gary E. Robinette	8/14/2006		125,660	-0-

Lee D. Meyer	9/25/2006	252,000 (3)	31,766	-0-

Shawn K. Poe	9/25/2006	125,000	9,707	-0-

John Wayne	9/25/2006	146,250	27,739	-0-

Lynn Morstad	9/25/2006	152,500	6,409	-0-

Mark Montgomery	9/25/2006	92,200	32,702	-0-

(1)
The stock awards shown for Mr. Robinette represent the shares of Common Stock that he purchased when he became Chief Executive Officer in 2006. The stock awards shown for the other officers represent the shares of Common Stock that they purchased in connection with the conversion of their awards under the phantom stock plan on September 25, 2006. The 125,660 shares purchased by Mr. Robinette included 110,000 shares of Incentive Stock with the remaining 15,660 shares being purchased as strip equity which also included 7,434 shares of Senior Preferred Stock. Each of the named executive officers other than Mr. Robinette purchased the shares by issuing a promissory note to the Company in an amount equal to the number of shares of Common Stock purchased multiplied by $10.00 per share. The promissory notes were in the following amounts: $317,660 for Mr. Meyer, $97,070 for Mr. Poe, $277,390 for Mr. Wayne, $64,090 for Mr. Morstad, and $327,020 for Mr. Montgomery. On January 31, 2007, the executive repaid the notes, plus interest calculated based on an annual rate of 120% of the applicable federal rate for short-term loans.

(2)	The fair value of the stock awards on the grant date for each of the named executives was zero, based upon the valuation formula for these grants contained within our Stockholders’ Agreement.
(3)	This amount is not pro rata and reflects what Mr. Meyer’s individual annual target award would have been if he was employed by us for the entire fiscal year.

Outstanding Equity Awards at Fiscal Year-End

	Number of	Market Value
	Shares	of Shares
	or Units of	or Units of
	Stock that	Stock That
	Have Not	Have Not
	Vested	Vested
Name
	(#) (1)	($) (2)

Gary E. Robinette	110,000	$ 0

Lee D. Meyer	-	-

Shawn K. Poe	23,050	-

John Wayne	27,182	-

Lynn Morstad	28,800	-

Mark Montgomery	19,286	-

(1)	The Stock Awards set forth in this table become Protected as described in the “Compensation Discussion and Analysis - Common Stock” section above.
(2)
Because the Company’s Common Stock is not publicly traded and the value per share under the valuation formula contained within the Stockholders’ Agreement was zero at December 31, 2006, a market value of zero is shown.

Stock Vested

	Stock Awards
	Number of Shares	Value Realized on
Name	Acquired on Vesting	Vesting
	(#) (1)	($) (2)

Gary E. Robinette	15,660	$ -

Lee D. Meyer	40,546	$ -

Shawn K. Poe	15,367	$ -

John Wayne	18,122	$ -

Lynn Morstad	25,609	$ -

Mark Montgomery	13,416	$ -

(1)
The Stock Awards in this table represent the shares of Common Stock that were either vested on the date of grant or that became Protected during 2006, as described in the “Compensation Discussion and Analysis - Common Stock” section above. Because all phantom incentive units were converted in September of 2006 to cash  accounts payable in future years, they have been excluded from the above table.

(2)
This amount represents the number of shares of Common Stock and the number of phantom incentive units that became Protected during 2006. Because the Company’s Common Stock is not publicly traded and the value per share under the valuation formula contained within the Stockholders’ Agreement was zero at December 31, 2006, a market value of zero is shown. These shares remain subject to certain transfer restrictions provided in a stockholders’ agreement with Prime Holdings and there is no current market in which the officers may sell such shares.

Pension Benefits

		Number of Years	Present Value of	Payments During Last
Name	Plan Name	Credited Service	Accumulated Benefit	Fiscal Year
		(#)	($)(1)	($)

Gary E. Robinette	NA

Lee D. Meyer	Ply Gem Plan	5 (2)	$39,984	$-

Shawn K. Poe	NA

John Wayne	NA

Lynn Morstad	MW Plan	4 (2)	25,774	-
	SERP	4 (2)	10,249	-

Mark Montgomery	MW Plan	1 (2)	7,860

(1)	The material assumptions used to derive the present value of the accumulated pension benefit shown in this table are set forth in footnote number 5 “Defined Benefit Plans” to our financial statements.
(2)	The number in this column is less than the number of the officer’s actual years of service with the Company. This is because the plans have been frozen, as described below.

Pension Plans

We have two tax-qualified defined benefit retirement plans, the Ply Gem Group Pension Plan acquired with the purchase of Ply Gem Industries, Inc. in February 2004 (the “Ply Gem Plan”) and the MW Manufacturing Inc. Retirement Plan acquired with the MW Acquisition in August 2004 (the “MW Plan”). Mr. Meyer is a participant in the Ply Gem Plan and Mr. Morstad and Mr. Montgomery are participants in the MW Plan. None of the other named executive officers are participants in the Company’s pension plans.

The plans’ benefits are calculated based upon years of service with the company and compensation levels during the service period. Benefits under the plans were frozen with respect to all employees of the Ply Gem Plan effective December 31, 1998, and with respect to all salaried employees under the MW Plan effective December 31, 1992. Both of these decisions to freeze the benefit provisions would affect any executive officers under the plans.

      The normal retirement date to receive full benefits is the first calendar month following the participant’s 65th birthday. There are provisions under each plan for a reduced benefit amount upon election of early retirement prior to age 65, with this option available to all participants of each plan, including executive officers.

The benefit payment options under both plans are:
•	Life annuity
•	Period certain annuities
•	Joint and survivor annuity (if married)
•	In some cases a full or partial lump sum payment

Termination or Change in Control Arrangements

	Years	Severance	Benefits	Bonus
Name		($)	($)	($)

Employment Agreement:
Gary E. Robinette	2	$ 1,060,000	$ 16,944	$ 267,170

Retention Agreements:
Shawn K. Poe	1	250,000	8,472	115,375

John Wayne	1	370,000	8,472	258,137

Lynn Morstad	1	305,000	8,472	124,274

Mark Montgomery	1	230,500	8,472	75,135

         Mr. Robinette’s employment agreement and the retention agreements for each of Mr. Poe, Mr. Wayne, Mr. Morstad and Mr. Montgomery provide that the officer will receive payments and benefits if he is terminated without “cause” or resigns following a “material adverse change”. “Cause” means certain failures to perform duties after demand by the Board or obey the Board or a senior executive of the Company, a material act of dishonesty in connection with executive duties, or conviction of a felony, a fraudulent or dishonest misdemeanor, or a civil judgment for fraud.
“Material adverse change” is defined in Mr. Robinette’s employment agreement as assignment of duties inconsistent with his position, reduction of salary or target bonus, or Company action that would deny him any material employee benefit, without his consent. “Material adverse change” in the retention agreements is defined the same as in Mr. Robinette’s employment agreement; however, it does not include a reduction in target bonus, but does include the Company requiring the executive to be based more than 50 miles from his current office location, as well as any Company breach of any provision of the retention agreement.
To receive any payments or benefits in connection with a termination for cause or material adverse change, the executive must release certain claims against the Company. In addition, the executive must comply with certain restrictive covenants, including a covenant not to compete with our business for two years following termination in the case of Mr. Robinette and one year following termination in the case of all other executives. The restrictive covenants also prohibit the executives from soliciting our employees for two years following termination in the case of Mr. Robinette and one year following termination in the case of all other executives. The covenants also prohibit disclosure of our confidential information and the mailing of disparaging statements about the Company and our people.
Mr. Robinette’s Employment Agreement provides that he will receive an amount equal to two years of his base salary at the time of termination, plus medical insurance benefit coverage paid over the 24 months following termination. In addition, Mr. Robinette will be eligible to receive payment of a “Year 1 Bonus” equal to the amount that would have been actually earned and paid to Mr. Robinette under the cash incentive award plan had he been employed for the entire 12 month period of the year, plus a “Year 2 Bonus” equal to a pro-rated portion of the Year 1 Bonus based upon the number of months that Mr. Robinette was employed with the Company during the year of termination of his employment with the Company.
Mr. Poe may be eligible to receive severance in addition to that shown in the table above worth up to one additional year if at the end of the 12 month period following his termination he has not been able to obtain employment providing him with a salary of at least $150,000.
If the named executive officer’s employment is terminated during the year, the officer is eligible to receive a pro rata portion of an amount equal to the lesser of the officer’s annual cash incentive award target or the actual cash incentive award that would have been paid under the incentive award plan had the officer been employed at the date that such cash incentive award is actually paid.

       The named executive officer’s may be entitled to receive a cash payment for their individual shares of Incentive Stock, if Prime Holdings elects to exercise its call right under the Stockholders’ Agreement. If Prime Holdings had exercised its call right on December 31, 2006, the named executive officers would not have received any money for any of the shares of common stock. Because shares of the Company’s Common Stock are not publicly traded and the value per share at December 31, 2006 per the formula contained in the Stockholders’ Agreement is zero, no amount has been reflected in the table for incentive equity.
Mr. Meyer retired from employment with us on October 13, 2006, and under his Retirement and Consulting Agreement, he has the right to receive continued payments of base salary in equal monthly installments for two years beginning October 13, 2006. These amounts will total $720,000 and, in 2006, he received $69,231. He also receives medical and dental coverage and in 2006 we paid him $1,412. In addition, he received $1,128,000 in exchange for shares of common stock of Ply Gem Prime Holdings, Inc. which we repurchased from Meyer Family Investment, L.P. on the effective date of the Retirement and Consulting Agreement. In exchange for these payments, Mr. Meyer agreed to provide consulting services to us from October 13, 2006 until October 13, 2008. In addition, he agreed to release certain claims against us. He also must comply with certain restrictive covenants, including a covenant not to compete with our business or to solicit employees of our business until October 13, 2008. The restrictive covenants also prohibit disclosure of our confidential information and the circulation of disparaging statements about the Company and people within our Company.

In addition, upon a change in control, all Common Stock held by the named executive officers that is Unprotected will become Protected. If a change in control had occurred on December 31, 2006, applying the Protected price formula in the Stockholders’ Agreement based on EBITDA as of that date, the value per share of Common Stock would be zero.

Nonqualified Deferred Compensation

	Aggregate	Aggregate
	Earnings	Balance
	in Last FY	at Last FYE
Name	($)	($) (1)

Gary E. Robinette	$ -	$ -

Lee D. Meyer	72,861	3,224,219

Shawn K. Poe	1,961	137,861

John Wayne	5,474	393,824

Lynn Morstad	16,193	712,678

Mark Montgomery	7,758	1,215,080

(1)
A portion of the amounts in this column are reported in the All Other Compensation column of the Summary Compensation Table above. The portion in this column reflects the account balances plus earnings through December 31, 2006. In the All Other Compensation column of the Summary Compensation Table, we have disclosed the cash account values as of the date the awards were established. The aggregate balance at December 31, 2006 represents the balance of the cash-denominated deferred compensation accounts established in connection with the conversion of the phantom stock plan awards on September 25, 2006, as described in the “Compensation Discussion and Analysis - Phantom Common and Preferred Stock Units” section above.

Director Compensation

	Fees	Option	All
	Earned	Awards	Other
	or Paid		Compensation	Total
in Cash
Name	($)	($) (1)	($) (2)	($)

Frederick Iseman	$-	$-	$-	$-

Robert A. Ferris	-	-	-	-

Steven M. Lefkowitz	-	-	-	-

John D. Roach	60,000	3,960	36,479	100,439

Michael Haley	60,000	3,960	40,500	104,460

Edward M. Straw	45,000	3,960	6,000	54,960

Timothy T. Hall	-	-	-	-

(1)
The grant date fair value of each option award for Mr. Roach, Mr. Haley and Mr. Straw was $1.58. The aggregate number of option awards that the company had outstanding as of December 31, 2006 was 146,194 grants with Mr. Roach, Mr. Haley and Mr. Straw each having 2,500 option awards outstanding at December 31, 2006.

(2)	All Other Compensation includes payment of a $2,000 payment per each board meeting attended and payment for other non-board advisory services provided.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ply Gem Holdings is the sole holder of all 100 issued and outstanding shares of Ply Gem Industries’ common stock. Ply Gem Investment Holdings is the sole holder of all 100 issued and outstanding shares of common stock of Ply Gem Holdings. Ply Gem Prime Holdings, Inc. is the sole holder of all 100 issued and outstanding shares of common stock of Ply Gem Investment Holdings.

The following table sets forth the number and percentage of the outstanding shares of common stock of Ply Gem Prime Holdings Inc. beneficially owned as of March 23, 2007 by:

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

	Shares Beneficially
	Owned (1)
	Common
Name of Beneficial Owner	Shares (2)	%

Caxton-Iseman (Ply Gem), L.P. (3)	2,874,445	79.0%
Frederick Iseman (3) (4)	2,874,445	79.0%
Robert A. Ferris (3)	-	*
Steven M. Lefkowitz (3)	-	*
Gary E. Robinette (5)	125,660	3.5%
Lee D. Meyer (6)	40,546	1.1%
Shawn Poe (7)	38,417	1.1%
John Wayne (8)	45,304	1.2%
Lynn Morstad (9)	54,409	1.5%
Mark Montgomery (10)	32,702	*
John D. Roach (11)	3,577	*
Michael Haley	9,362	*
Edward M. Straw	-	*
Timothy Hall (3)	-	*
All Directors and Executive Officers as a Group	3,380,895	92.9%
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

(5) Mr. Robinette purchased 125,660 shares of common stock in 2006.

(6) In connection with the Ply Gem Acquisition, Mr. Meyer acquired phantom stock units representing 157,272 shares of common stock, and phantom stock units representing 20,419 shares of senior preferred stock. In addition, in connection with the MW Acquisition, Mr. Meyer acquired 4,724 shares of senior preferred stock. In 2005, 112,800 of Mr. Meyer’s phantom stock units were terminated, and Mr. Meyer purchased 112,800 of the Company’s common stock.

(7) In connection with the Ply Gem Acquisition, Mr. Poe acquired phantom incentive stock units representing 13,590 shares of common stock. In September 2006, Mr. Poe converted the shares of phantom incentive stock to 9,707 shares of common stock.

(8) In connection with the Ply Gem Acquisition, Mr. Wayne acquired phantom incentive stock units representing 38,835 shares of common stock. In September 2006, Mr. Wayne converted the shares of phantom incentive stock to 27,739 shares of common stock.

(9) In connection with the MW Acquisition, Mr. Morstad acquired phantom incentive stock units representing 8,971 shares of common stock. In September 2006, Mr. Morstad converted the shares of phantom incentive stock to 6,409 shares of common stock.

(10) In connection with the MW Acquisition, Mr. Montgomery acquired phantom incentive stock units representing 45,784 shares of common stock. In September 2006, Mr. Montgomery converted the shares of phantom incentive stock to 32,702 shares of common stock.

(11)	Address is c/o Stonegate International, 100 Crescent Court, Dallas, Texas 75201.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Under the General Advisory Agreement, the Caxton-Iseman Party provides us with acquisition and financial advisory services as the Board of Directors shall reasonably request. In consideration of these services, Ply Gem Industries agreed to pay the Caxton-Iseman Party (1) an annual fee equal to 2% of our EBITDA, as defined in such agreement, (2) a transaction fee, payable upon the completion by us of any acquisition, of 2% of the sale price, (3) a transaction fee, payable upon the completion by us of any divestitures, of 1% of the sale price, and (4) a transaction fee, payable upon the completion of the sale of our company, of 1% of the sale price. EBITDA in the General Advisory Agreement is based on our net income (loss) plus extraordinary losses and/or any net capital losses realized, provision for income taxes, interest expense (including amortization or write-off of debt discount and debt issuance costs and commissions, and other items), depreciation and amortization (including amortization of goodwill, organization costs, capitalized management fees, and other items), dividends paid or accrued on preferred stock, certain management fees paid to the Caxton-Iseman Party, charges related to certain phantom units, and a number of other items. The annual fee payable in any year may not exceed the amounts permitted under the senior credit facilities or the indenture governing the senior secured notes, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the senior credit facilities or the indenture governing the senior secured notes.

In connection with the MW Acquisition, pursuant to the General Advisory Agreement, in November 2004 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of the equity of MWM Holdings, Inc. ($6.4 million). In connection with the Alenco Acquisition, in March 2006 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of the equity of AWC ($2.4 million). And in connection with the AHE Acquisition, in October 2006 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of AHE ($6.1 million).

Under the General Advisory Agreement the Company paid a management fee of approximately $2.5 million for the year ended December 31, 2006, approximately $2.3 million for the year ended December 31, 2005 and approximately $1.7 million for the period from January 23, 2004 to December 31, 2004.

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

In connection with the MW Acquisition, Ply Gem Investment Holdings, Inc. received an equity investment of approximately $0.5 million from The GeMROI Company, an outside sales agency that represents, among other products and companies, MW windows for which the Company pays GeMROI a sales commission for their services. During 2006 and 2005, the Company paid GeMROI approximately $2.3 million and $2.5 million, respectively, in sales commission for their services. During 2006, the Company received an additional equity investment of approximately $0.5 million from JPG Investments, LLC, an affiliate of The GeMROI Company.

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

Before entering into any related party transaction, it is the Company’s policy to submit the proposed transaction to the Board for approval.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by the independent registered public accounting firms, KPMG LLP and Ernst & Young LLP, for services rendered during fiscal years 2006 and 2005. (in thousands):

	2006	2005
Audit Fees	$674	$616
Audit-Related Fees (1)	550	18
Tax Fees (2)	10	78
Total Fees	$1,234	$712

(1) Consists primarily of fees paid for due diligence and accounting consultation.
(2) Consists primarily of fees paid for tax compliance and consultation.

       Our audit committee adopted a policy in 2004 to pre-approve all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of our independent registered public accounting firm each year with respect to such services.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Consolidated and Combined Financial Statements

The consolidated and combined financial statements and related notes, together with the reports of KPMG LLP and Ernst & Young LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

2. Schedule II Valuation and Qualifying Accounts - page 95

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

2.4
Stock Purchase Agreement, dated as of September 22, 2006, among Ply Gem Industries, Inc., Alcoa Securities Corporations and Alcoa Inc (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041)).

2.5
First Amendment, dated as of October 31, 2006, to the Stock Purchase Agreement, dated as of September 22, 2006, among Ply Gem Industries, Inc., Alcoa Securities Corporations and Alcoa Inc (incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041)).

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

4.4
Third Supplemental Indenture, dated as of October 31, 2006, among Ply Gem Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041)).

10.1
Fourth Amended and Restated Credit Agreement, dated as of October 31, 2006, among Ply Gem Industries, as the U.S. borrower, CWD Windows and Doors, Inc., as the Canadian borrower, Ply Gem Holdings, Inc. and the other guarantors party thereto, as guarantors, the lenders party thereto, and UBS Securities LLC and Deutsche Bank Securities, Inc., as joint lead arrangers and bookrunners. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041)).

10.2
Second Lien Credit Agreement, dates as of October 31, 2006, among Ply Gem Industries, as borrower, Ply Gem Holdings, Inc. and the other guarantors party thereto, as guarantors, the lenders party thereto, and UBS Securities LLC and Deutsche Bank Securities, Inc., as joint lead arrangers and bookrunners. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041)).

10.3
U.S. Security Agreement, dated February 12, 2004, among by Ply Gem Industries, Inc., as U.S. borrower and the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.4	*
Amended and Restated Ply Gem Prime Holdings Phantom Stock Plan, dated as of February 24, 2006. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).

10.5	*	Ply Gem Prime Holdings 2004 Stock Option Plan, dated as of February 24, 2006. (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.6	*
Form of Incentive Stock Option Agreement for Ply Gem Prime Holdings, Inc. 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).

10.7	*	Change in Control Severance Benefit Plan (incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).
10.8	*
Letter to Lee D. Meyer re Extension of Change of Control Severance Benefit Plan, dated February 12, 2004. (incorporated by reference from Exhibit 10.7 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).

10.9
Debt Financing Advisory Agreement dated as of February 12, 2004, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.10
General Advisory Agreement dated as of February 12, 2004, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.11
Tax Sharing Agreement dated as of February 12, 2004, between Ply Gem Investment Holdings, Inc., Ply Gem Holdings Inc. and Ply Gem Industries, Inc. (incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.12
Stock Purchase Agreement, dated as of November 22, 2002, between Alcoa Building Products, Inc., Ply Gem Industries, Inc. and Nortek, Inc. (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.13
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

10.14	*	Retention Agreement with John Wayne, dated as of December 1, 2005. (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.15	*	Retention Agreement with Lynn A. Morstad, dated as of February 1, 2006. (incorporated by reference from Exhibit 1014 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.16	*	Retention Agreement with Mark S. Montgomery, dated as of February 1, 2006. (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.17	*	Retention Agreement with Jeff Klein, dated as of December 1, 2005. (incorporated by reference from Exhibit 10.16 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.18	*	Separation Agreement with David S. McCready, dated as of October 16, 2005. (incorporated by reference from Exhibit 10.17 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.19	*	Separation Agreement with Mark A. Watson, dated as of November 28, 2005. (incorporated by reference from Exhibit 10.18 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.20	*	Retirement and Consulting Agreement with Lee Meyer dated as of October 13, 2006. (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).
10.21	*	Employment Agreement with Gary Robinette, dated as of August 14, 2006. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).
10.22	*
Amendment to Ply Gem Prime Holdings Phantom Stock Plan, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.23	*
Phantom Incentive Unit Award Agreement Amendment letter to John Wayne, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.24	*
Phantom Incentive Unit Award Agreement Amendment letter to Lynn Morstad, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.25	*
Phantom Incentive Unit Award Agreement Amendment letter to Michael Haley, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.6 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.26	*
Phantom Incentive Unit Award Agreement Amendment letter to Shawn Poe, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.7 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.27	*
Phantom Incentive Unit Award Agreement Amendment letter to Lee Meyer, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.28	*
Phantom Incentive Unit Award Agreement Amendment letter to Mark Montgomery, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.29	*
Special 2006 Cash Bonus Award letter to John Wayne, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.30	*
Special 2006 Cash Bonus Award letter to Lynn Morstad, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.11 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.31	*
Special 2006 Cash Bonus Award letter to Michael Haley, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.12 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.32	*
Special 2006 Cash Bonus Award letter to Shawn Poe, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.33	*
Special 2006 Cash Bonus Award letter to Lee Meyer, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.14 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.34	*
Special 2006 Cash Bonus Award letter to Mark Montgomery, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.35	*	Retention Agreement with Shawn Poe, dated as of December 1, 2005.
31.1		Chief Executive Officer’s Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer’s Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

* Management Agreement

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS December 31, 2006 (In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Addition Due to MW Acquisition	Addition Due to Alenco and AHE Acquisitions	Uncollectible accounts written off, net of recoveries		Balance at End of Year
Year ended December 31, 2006
Allowance for doubtful accounts and sales allowances…………	$8,320	$1,016	$(7)	$-	$1,179		$(3,706)	$6,802

Year ended December 31, 2005
Allowance for doubtful accounts and sales allowances…………	$7,940	$1,386	$1	$-	$-		$(1,007)	$8,320

Year ended December 31, 2004
Allowance for doubtful accounts and sales allowances…………	$8,695	$897	$6	$1,476	$-	$	(3,134)	$7,940

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date: March 23, 2007

By: /s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. Robinette	President, Chief Executive Officer and Director	March 23, 2007
Gary E. Robinette	(Principal Executive Officer)

/s/ Shawn K. Poe	Vice President, Chief Financial Officer, Treasurer	March 23, 2007
Shawn K. Poe	and Secretary (Principal Financial and Accounting
Officer)

/s/ Frederick Iseman	Chairman of the Board and Director	March 23, 2007
Frederick Iseman

	Director	March 23, 2007
Robert A. Ferris

/s/ Steven M. Lefkowitz	Director	March 23, 2007
Steven M. Lefkowitz

	Director	March 23, 2007
John D. Roach

/s/ Michael P. Haley	Director	March 23, 2007
Michael P. Haley

/s/ Edward M. Straw	Director	March 23, 2007
Edward M. Straw

/s/ Timothy T. Hall	Director	March 23, 2007
Timothy T. Hall

EXHIBIT LIST

Exhibit Number		Description
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

2.4
Stock Purchase Agreement, dated as of September 22, 2006, among Ply Gem Industries, Inc., Alcoa Securities Corporations and Alcoa Inc (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041)).

2.5
First Amendment, dated as of October 31, 2006, to the Stock Purchase Agreement, dated as of September 22, 2006, among Ply Gem Industries, Inc., Alcoa Securities Corporations and Alcoa Inc (incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041)).

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

4.4
Third Supplemental Indenture, dated as of October 31, 2006, among Ply Gem Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041)).

10.1
Fourth Amended and Restated Credit Agreement, dated as of October 31, 2006, among Ply Gem Industries, as the U.S. borrower, CWD Windows and Doors, Inc., as the Canadian borrower, Ply Gem Holdings, Inc. and the other guarantors party thereto, as guarantors, the lenders party thereto, and UBS Securities LLC and Deutsche Bank Securities, Inc., as joint lead arrangers and bookrunners. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041)).

10.2
Second Lien Credit Agreement, dates as of October 31, 2006, among Ply Gem Industries, as borrower, Ply Gem Holdings, Inc. and the other guarantors party thereto, as guarantors, the lenders party thereto, and UBS Securities LLC and Deutsche Bank Securities, Inc., as joint lead arrangers and bookrunners. (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041)).

10.3
U.S. Security Agreement, dated February 12, 2004, among by Ply Gem Industries, Inc., as U.S. borrower and the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.4	*
Amended and Restated Ply Gem Prime Holdings Phantom Stock Plan, dated as of February 24, 2006. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).

10.5	*	Ply Gem Prime Holdings 2004 Stock Option Plan, dated as of February 24, 2006. (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.6	*
Form of Incentive Stock Option Agreement for Ply Gem Prime Holdings, Inc. 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).

10.7	*	Change in Control Severance Benefit Plan (incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).
10.8	*
Letter to Lee D. Meyer re Extension of Change of Control Severance Benefit Plan, dated February 12, 2004. (incorporated by reference from Exhibit 10.7 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).

10.9
Debt Financing Advisory Agreement dated as of February 12, 2004, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.10
General Advisory Agreement dated as of February 12, 2004, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.11
Tax Sharing Agreement dated as of February 12, 2004, between Ply Gem Investment Holdings, Inc., Ply Gem Holdings Inc. and Ply Gem Industries, Inc. (incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.12
Stock Purchase Agreement, dated as of November 22, 2002, between Alcoa Building Products, Inc., Ply Gem Industries, Inc. and Nortek, Inc. (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.13
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

10.14	*	Retention Agreement with John Wayne, dated as of December 1, 2005. (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.15	*	Retention Agreement with Lynn A. Morstad, dated as of February 1, 2006. (incorporated by reference from Exhibit 1014 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.16	*	Retention Agreement with Mark S. Montgomery, dated as of February 1, 2006. (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.17	*	Retention Agreement with Jeff Klein, dated as of December 1, 2005. (incorporated by reference from Exhibit 10.16 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.18	*	Separation Agreement with David S. McCready, dated as of October 16, 2005. (incorporated by reference from Exhibit 10.17 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.19	*	Separation Agreement with Mark A. Watson, dated as of November 28, 2005. (incorporated by reference from Exhibit 10.18 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.20	*	Retirement and Consulting Agreement with Lee Meyer dated as of October 13, 2006. (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).
10.21	*	Employment Agreement with Gary Robinette, dated as of August 14, 2006. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).
10.22	*
Amendment to Ply Gem Prime Holdings Phantom Stock Plan, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.23	*
Phantom Incentive Unit Award Agreement Amendment letter to John Wayne, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.24	*
Phantom Incentive Unit Award Agreement Amendment letter to Lynn Morstad, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.25	*
Phantom Incentive Unit Award Agreement Amendment letter to Michael Haley, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.6 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.26	*
Phantom Incentive Unit Award Agreement Amendment letter to Shawn Poe, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.7 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.27	*
Phantom Incentive Unit Award Agreement Amendment letter to Lee Meyer, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.28	*
Phantom Incentive Unit Award Agreement Amendment letter to Mark Montgomery, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.29	*
Special 2006 Cash Bonus Award letter to John Wayne, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.30	*
Special 2006 Cash Bonus Award letter to Lynn Morstad, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.11 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.31	*
Special 2006 Cash Bonus Award letter to Michael Haley, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.12 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.32	*
Special 2006 Cash Bonus Award letter to Shawn Poe, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.33	*
Special 2006 Cash Bonus Award letter to Lee Meyer, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.14 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.34	*
Special 2006 Cash Bonus Award letter to Mark Montgomery, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.35	*	Retention Agreement with Shawn Poe, dated as of December 1, 2005.
31.1		Chief Executive Officer’s Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer’s Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.