Form 10-Q
period 2007-05-10
PLY GEM HOLDINGS INC
filed 2007-05-14
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
or
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

As of May 14, 2007, there were 100 shares of common stock, $0.01 par value, outstanding.

* The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the indenture governing Ply Gem Industries, Inc.’s 9% senior subordinated notes due 2012.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2007

CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations –
	Three months ended March 31, 2007 and April 1, 2006	2

	Condensed Consolidated Balance Sheets –
	March 31, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Cash Flows –
	Three months ended March 31, 2007 and April 1, 2006	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32

Item 4.	Controls and Procedures	32

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	33

Item 6.	Exhibits	33

Signatures		34

PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,	April 1,
	2007	2006
	(Amounts in thousands)

Net Sales	$285,274	$216,311
Costs and Expenses:
Cost of products sold	238,084	173,048
Selling, general and administrative expense	37,397	26,481
Amortization of intangible assets	4,634	2,553
Total Costs and Expenses	280,115	202,082
Operating earnings	5,159	14,229
Foreign currency gain (loss)	216	(71)
Interest expense	(25,266)	(15,326)
Investment income	577	156
Other expense	-	(2,056)
Loss before income taxes and
cumulative effect of accounting change	(19,314)	(3,068)
Provision (benefit) for income taxes	(8,450)	(1,238)
Loss before cumulative effect
of accounting change	(10,864)	(1,830)
Cumulative effect of accounting change,
net of income tax benefit of $57	-	(86)
Net loss	$(10,864)	$(1,916)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2007	2006
	(Amounts in thousands, except
	share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$21,032	$53,274
Accounts receivable, less allowances of $5,644 and $6,802, respectively	135,826	130,795
Inventories:
Raw materials	66,143	50,936
Work in process	23,844	25,339
Finished goods	52,396	51,881
Total inventory	142,383	128,156
Prepaid expenses and other current assets	21,114	20,873
Deferred income taxes	16,470	18,770
Total current assets	336,825	351,868
Property and Equipment, at cost:
Land	3,992	3,990
Buildings and improvements	35,197	34,889
Machinery and equipment	218,906	215,555
Total property and equipment	258,095	254,434
Less accumulated depreciation	(56,188)	(47,597)
Total property and equipment, net	201,907	206,837
Other Assets:
Goodwill	811,824	811,285
Intangible assets, less accumulated amortization of $32,084 and $27,450,
respectively	225,121	232,833
Other	44,842	46,898
Total other assets	1,081,787	1,091,016
	$1,620,519	$1,649,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$5,870	$5,870
Accounts payable	97,242	95,568
Accrued expenses and taxes	82,830	113,527
Total current liabilities	185,942	214,965
Deferred income taxes	100,972	107,854
Other long term liabilities	55,747	56,292
Long-term debt, less current maturities	1,061,415	1,042,894
Stockholders' Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	180,847	181,792
Retained earnings	32,764	43,628
Accumulated other comprehensive income	2,832	2,296
Total stockholders' equity	216,443	227,716
	$1,620,519	$1,649,721

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,	April 1,
	2007	2006
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(10,864)	$(1,916)
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization expense	13,238	7,000
Fair value premium on purchased inventory	-	304
Non-cash interest expense, net	1,706	1,307
(Gain) loss on foreign currency transactions	(216)	71
(Gain) loss on sale of asset	16	(22)
Other non-cash items	-	1,094
Deferred income taxes	(3,284)	(1,794)
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,959)	(20,949)
Inventories	(13,824)	(8,557)
Prepaid expenses and other current assets	7,296	(750)
Accounts payable	1,628	16,427
Accrued expenses and taxes	(36,806)	(7,179)
Other	281	(192)
Net cash used in operating activities	(44,788)	(15,156)
Cash flows from investing activities:
Capital expenditures	(3,663)	(3,970)
Proceeds from sale of building	7	497
Acquisition of business, net of cash acquired	(185)	(121,088)
Net cash used in investing activities	(3,841)	(124,561)
Cash flows from financing activities:
Proceeds from long-term debt	-	122,808
Proceeds from revolver borrowings	20,000	15,000
Payments on long-term debt	(1,468)	-
Payments on revolver borrowings	-	(1,808)
Debt issuance costs	-	(2,249)
Equity contribution (distribution)	(2,175)	1,725
Net cash provided by financing activities	16,357	135,476
Impact of exchange rate movements on cash	30	(14)

Net increase in cash and cash equivalents	(32,242)	(4,255)

Cash and cash equivalents at the beginning of the period	53,274	22,173

Cash and cash equivalents at the end of the period	$21,032	$17,918

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. (referred to herein as “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2007. These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2006 Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the period from January 1, 2007 through March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The condensed consolidated balance sheet at December 31, 2006 has been derived from the audited consolidated financial statements of Ply Gem Holdings, Inc. at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter. Therefore the financial results of certain fiscal quarters will not be exactly comparable to the prior and subsequent fiscal quarters.

The accompanying financial statements include the consolidated results of operations for the Company for the three month period ended March 31, 2007 and April 1, 2006, and consolidated financial position for the Company as of March 31, 2007 and December 31, 2006.

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

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence, unemployment, and availability of consumer credit.

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

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. At March 31, 2007 and December 31, 2006, approximately $14.6 million and $9.6 million of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”). Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $4.7 million higher at each of March 31, 2007 and December 31, 2006. All other inventories were valued under the FIFO method. The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Income taxes

On January 1, 2007, the Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” an interpretation of the Statement of Financial Accounting Standards (SFAS) No. 109, “Accounting for Income Taxes”. This interpretation clarifies how companies calculate and disclose uncertain tax positions. The effect of adopting this interpretation did not impact any previously recorded amounts for unrecognized tax benefits.

As of January 1, 2007, the Company had approximately $0.1 million of accrued interest recorded related to uncertain tax positions. The Company has elected to treat interest and penalties on uncertain tax positions as income tax expense in its consolidated statement of earnings. No accrual for tax penalties was recorded upon adoption of FIN 48.

The total amount of unrecognized tax benefits was approximately $6.8 million as of January 1, 2007. Of this amount, approximately $0.1 million, if recognized, would have an impact on the Company’s effective tax rate. The Company currently has no ongoing income tax examinations with the Internal Revenue Service or other tax authorities. The Company’s federal and state income tax filings for the years 2004 and 2005 remain subject to examination by taxing authorities. Additionally, the Company has net operating loss carry-forwards from years 1999 through 2003 that could be subject to examination.

Related Party Transactions

The Company has entered into two advisory agreements with an affiliate of Caxton-Iseman Capital or related parties, (the “Caxton-Iseman Party”), which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”. Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.4 million and $0.4 million for the three month periods ended March 31, 2007 and April 1, 2006, respectively.

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

For the three month periods ending March 31, 2007 and April 1, 2006, the Company recorded a gain from foreign currency transactions of approximately $0.2 million and a loss from foreign currency transactions of approximately $0.1 million, respectively. As of March 31, 2007, and December 31, 2006 accumulated other comprehensive income included a currency translation adjustment of approximately $3.8 million and $3.3 million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of our siding, fencing, railing and decking segment was approximately $12.7 million and $11.1 million at March 31, 2007 and December 31, 2006, respectively. This customer accounted for approximately 10.8% of net sales for the three month period ended March 31, 2007 and approximately 16.5% of net sales for the year ended December 31, 2006.

Fair Value of Financial Instruments

The carrying value of the Company’s senior subordinated notes was approximately $360.2 million and $360.2 million at March 31, 3007 and December 31, 2006, respectively. The fair value of the Company’s senior subordinated notes at March 31, 2007 and December 31, 2006 was estimated to be approximately $312.3 million and $306.0 million, respectively, based on available market information. The carrying value of the Company’s other financial instruments approximates their fair value.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

2.	PURCHASE ACCOUNTING

Alenco Acquisition

On February 24, 2006, Ply Gem completed the Alenco Acquisition. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Alenco based upon fair values as of the date of the purchase. Alenco is a leading regional manufacturer of aluminum and vinyl windows and doors for the new home construction market in the fast-growing Southern regions of the United States. The addition of Alenco expanded the Company’s geographical reach into the southern regions and expands our window products offering with aluminum.

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

(in thousands)
Other current assets, net of cash	$82,245
Inventories	79,045
Property, plant and equipment	94,013
Trademarks	23,950
Patents	770
Customer relationships	35,560
Goodwill	144,369
Other assets	6,634
Current liabilities	(114,625)
Other liabilities	(56,143)
Purchase price, net of cash acquired	$295,818

Based on preliminary appraisals received for the purchased intangible assets, approximately $24.0 million was assigned to Trademarks and Tradenames with weighted average lives of 15 years, approximately $0.8 million was assigned to Patents with weighted average lives of 20 years, and approximately $35.6 million was assigned to customer relationships with weighted average lives of 10 years. Included in Other current assets and Other assets are receivables for the reimbursement of the tax impact of the conversion of the inventory method from LIFO to FIFO. As a result of this transaction, debt issue costs in the amount of approximately $9.3 million were incurred, of which approximately $7.3 million were deferred and approximately $2.0 million were expensed as third-party financing costs. We have estimated the fair value of our assets and liabilities and the lives of those assets being amortized or depreciated, as of the AHE Acquisition date, utilizing preliminary information obtained from a third-party valuation specialist. Management is continuing to assess the asset valuations and certain liabilities assumed in the transaction and tax-related assets and liabilities. Approximately $144.4 million of goodwill was assigned to the siding, fencing, railing and decking segment as a result of the AHE Acquisition. None of the goodwill is expected to be deductible for tax purposes.

Goodwill increased by approximately $0.5 million from December 31, 2006 to March 31, 2007. An increase of approximately $0.1 million was due additional costs related to the AHE Acquisition and an increase of approximately $0.4 million was due to currency translation changes.

Unaudited pro forma results of operations for the three months ended April 1, 2006, as if all acquisitions had occurred at the beginning of each of the respective periods is as follows: (in thousands)

For the three
Months ended
April 1, 2006
(Unaudited)

Net Sales	$370,500

Net loss	$(2,761)

3.	INTANGIBLE ASSETS

The table that follows presents the components of intangible assets as of March 31, 2007 and December 31, 2006:

	Average
	Amortization
	Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
			(Amounts in thousands)
As of March 31, 2007:
Patents	14	$12,770	$(2,885)	$9,885
Trademarks/Tradenames	15	56,096	(6,594)	49,502
Customer relationships/Other	13	155,839	(22,605)	133,234
Total intangible assets		$224,705	$(32,084)	$192,621

Intangible with indefinite lives:
Trademarks		$32,500	$--	$32,500

As of December 31, 2006:
Patents	13	$12,770	$(2,648)	$10,122
Trademarks/Tradenames	15	32,145	(5,394)	26,751
Customer relationships	14	155,538	(19,408)	136,130
Total intangible assets		$200,453	$(27,450)	$173,003

Intangible with indefinite lives:
Trademarks		$59,830	$--	$59,830

Amortization expense for the three month periods ended March 31, 2007 and April 1, 2006 was approximately $4.6 million and $2.6 million, respectively. Amortization expense for the remainder of 2007 and for fiscal years 2008, 2009, 2010, and 2011 is estimated to be approximately $12.2 million, $16.9 million, $16.9 million, $16.9 million, and $16.6 million, respectively.

During the quarter ended March 31, 2007 the Company reevaluated the preliminary appraisals for purchased intangible assets referred to in Note 2, and determined that approximately $27.3 million of AHE Trademarks previously treated as indefinite lived assets should have useful lives of 15 years with a value of approximately $24.0 million. As such, those assets were reclassified in the above table as of March 31, 2007.

4.	COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

	Three Months Ended
	March 31, 2007	April 1, 2006

	(Amounts in thousands)
Net loss	$(10,864)	$(1,916)
Foreign currency translation adjustment	536	(343)

Comprehensive loss	$(10,328)	$(2,259)

5.	LONG-TERM DEBT

On April 5, 2007 the Company entered into the fifth amendment to its credit facility. Please refer to Note 12 for further details on the amended credit agreement. The following information pertains to the credit facility in effect as of March 31, 2007.

Long-term debt in the accompanying consolidated balance sheets at March 31, 2007 and December 31, 2006 consists of the following:

	March 31, 2007	December 31, 2006
	(Amounts in thousands)

Senior term loan facility	$687,065	$688,533
Senior revolving credit facility	20,000	-
Senior subordinated notes	360,220	360,231
	1,067,285	1,048,764
Less current maturities	5,870	5,870
	$1,061,415	$1,042,894

On March 31, 2007, the Company’s senior credit facility with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to $690.0 million, consisting of $585.0 million of 1st Lien term loan facilities maturing in August 2011 and $105.0 million of 2nd Lien term loan facilities maturing in November 2011. The credit facility also included a $70.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The 1st Lien term loan facility was drawn in full in and had two tranches, originally consisting of: 1) a $560.1 million tranche under which Ply Gem Industries, Inc. is the borrower, and 2) a $24.9 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower. As of March 31, 2007 the balances of the two tranches were approximately $557.3 million and $24.8 million, respectively.

Under the terms of the credit agreement, the Company will be permitted to use its excess cash flow and/or a portion of its revolving credit facility to repurchase up to $40.0 million aggregate principal amount of the Company’s 9% senior subordinated notes due 2012. Subject to market conditions, its capital needs and other factors, the Company may from time to time purchase up to $40.0 million aggregate principal amount of its 9% senior subordinated notes due 2012 in market transactions, privately negotiated sales or other transactions. As of March 31, 2007 the Company has not purchased any of its Senior Subordinated Notes.

During the first quarter of 2007 the Company borrowed $20.0 million under the revolving credit facility. During the first quarter of 2006 the Company borrowed $15.0 million under the revolving credit facility and repaid the entire amount during the second quarter of 2006. As of March 31, 2007, we had $46.7 million of availability under our revolving credit facility, due to the $20.0 million borrowed under the revolver and approximately $3.3 million of letters of credit issued under the facility.

The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement. Our rates at March 31, 2007 ranged from 8.4% to 11.1%.

Our senior credit facilities (prior to the fifth amendment) required scheduled quarterly principal payments on the term loan facilities of approximately $1.5 million through March 31, 2011, and a payment of approximately $558.6 million on August 15, 2011, allocated pro rata between the U.S. term loan and the Canadian term loan. The balance of $105.0 million on the Second Lien loan was to be paid in November 2011.

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

The table that follows is a summary of maturities of all of the Company’s long-term debt obligations due in each twelve month period after March 31, 2007: (Amounts in thousands)

Twelve month period ending:
March 29, 2008	$5,870
April 4, 2009	25,870
April 3, 2010	5,870
April 2, 2011	5,870
March 31, 2012	1,023,805
Thereafter	-
$1,067,285

As of March 31, 2007, the Company had $46.7 million of availability under our revolving credit facility. Approximately $3.3 million of letters of credit have been issued under our senior credit facility. Further, approximately $3.2 million of letters of credit have been issued apart from the senior credit facility to secure certain environmental obligations.

6.	PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the three months ended March 31, 2007	For the three months ended April 1, 2006
	(Amounts in thousands)

Service cost	$79	$82
Interest cost	490	469
Expected return on plan assets	(504)	(458)

Net periodic expense	$65	$93

7.	COMMITMENTS AND CONTINGENCIES

In connection with the Ply Gem Acquisition (Ply Gem Industries, Inc. was acquired from Nortek in February 2004), Nortek has agreed to indemnify the Company for certain liabilities as set forth in the Purchase Agreement. In the event Nortek is unable to satisfy amounts due under these indemnifications then the Company would be liable. The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the Purchase Agreement. A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $8.5 million. The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries. As of March 31, 2007 and December 31, 2006, the Company has recorded liabilities in relation to these indemnifications of approximately $8.5 million and $8.9 million, respectively, consisting of the following:

		(Amounts in thousands)
	March 31, 2007		December 31, 2006
Product claim liabilities	$3,795		$3,795
Long-term lease liabilities	188		186
Multiemployer pension plan withdrawal liability	3,815		3,860
Other	747		1,033
	$8,545		$8,874

The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold. The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale, which is recorded in Accrued expenses and Other long term liabilities. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary. As of March 31, 2007, warranty liabilities of approximately $12.2 million have been recorded in current liabilities and approximately $24.6 million have been recorded in long term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the three months ended March 31, 2007	For the three months ended April 1, 2006
	(Amounts in thousands)
Balance, beginning of period	$36,947	$10,790
Warranty expense provided during period	232	544
Settlements made during period	(388)	(402)
Liability assumed with Alenco Acquisition	0	1,461
Balance, end of period	$36,791	$12,393

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

8.	ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(Amounts in thousands)

Insurance	$9,183	$8,551
Employee compensation and benefits	12,191	23,701
Sales and marketing	18,945	30,833
Product warranty	12,204	12,310
Short-term product claim liability	2,321	2,321
Accrued Freight	4,076	3,959
Interest	4,710	12,789
Accrued Severance	2,337	3,808
Accrued taxes	4,148	2,650
Other, net	12,715	12,605
	$82,830	$113,527

The accrued severance amounts in the above table are a result of the purchase of AHE in the fourth quarter of 2006. During the first quarter of 2007 cash severance payments were paid out for approximately $1.5 million which reduced the accrual balance. No adjustments have been made to the accrual and no severance costs have been expensed.

Other long-term liabilities consist of the following at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(Amounts in thousands)

Insurance	$3,932	$4,097
Pension liabilities	11,490	11,909
Product warranty	24,587	24,637
Long-term lease liabilities	188	186
Long-term product claim liability	1,474	1,474
Long-term deferred compensation	4,472	4,363
Contingent tax liability	6,788	6,788
Other	2,816	2,838
	$55,747	$56,292

 9. STOCK-BASED COMPENSATION

Stock Option Plan

A summary of changes in stock options outstanding as of March 31, 2007 is presented below:
	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2007	146,194	$10.00	7.88
Granted	-	$10.00	-
Forfeited or expired	-	$10.00	-
Balance at March 31, 2007	146,194	$10.00	7.63

As of March 31, 2007, no options have vested. At March 31, 2007, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.63 years.

Other Share-Based compensation

Upon completion of each of the Ply Gem Acquisition, MW Acquisition and Alenco Acquisition, certain members of management made a cash contribution to Ply Gem Prime Holdings, Inc. in exchange for shares of Ply Gem Prime Holdings, Inc.’s common stock.

A summary of the changes in common stock shares as of March 31, 2007 is presented below.

Common Stock Shares Owned by Management
Balance at January 1, 2007	765,008
Shares issued	-
Shares repurchased	(73,500)
Balance at March 31, 2007	691,508

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

Following is a summary of the Company’s segment information.
	Three months ended
	March 31, 2007	April 1, 2006
Net Sales
Siding, Fencing, Railing and Decking	$169,514	$100,554
Windows and Doors	115,760	115,757
	$285,274	$216,311
Operating earnings
Siding, Fencing, Railing and Decking	$(455)	$9,391
Windows and Doors	7,531	6,223
Unallocated	(1,917)	(1,385)
	$5,159	$14,229

	As of	As of
	March 31, 2007	December 31, 2006
Total Assets
Siding, Fencing, Railing and Decking	$881,963	$885,423
Windows and Doors	672,680	664,808
Unallocated	65,876	99,490
	$1,620,519	$1,649,721

11. SUBSEQUENT EVENTS

On April 5, 2007 Ply Gem Industries, Inc. the Company entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) among Ply Gem, as the U.S. borrower, CWD Windows and Doors, Inc. (the “Canadian Borrower”), Ply Gem Holdings, Inc. (“Holdings”), the subsidiary guarantors party thereto, the lenders party thereto, UBS Securities LLC and Deutsche Bank Securities, Inc., as joint lead arrangers and bookrunners and UBS AG, Stamford Branch, as administrative agent.

Pursuant to the Amended Credit Facility, on April 5, 2007, Ply Gem borrowed (i) approximately $557.3 million of term loans (the “U.S. Term Loans”) to replace the current outstanding approximate $557.3 million of term loans and (ii) an additional $105.0 million of term loans (the “Additional U.S. Term Loans”, and together with the U.S. Term Loans, the “Term Loans”) to repay the second lien term loan facility outstanding under Ply Gem’s Second Lien Amended and Restated Credit Agreement. Ply Gem also amended the terms of its Canadian Term Loans outstanding under the Amended Credit Facility. The Amended Credit Facility provides Ply Gem with a $70.0 million revolving facility (the “Revolving Facility”) to replace the revolving commitment under the Existing Credit Facility along with an additional $5.0 million revolving facility (the “Additional Revolving Facility”, together with the Revolving Facility, the “Revolving Facilities”), resulting in a total Revolving Facility of $75.0 million.

The term loans provided under the Credit Agreement will mature on August 15, 2011, and will amortize in an amount equal to 1% per annum of the initial principal amount outstanding, payable in equal quarterly installments beginning on June 30, 2007 and ending on March 31, 2011, with the balance payable on August 15, 2011. The Credit Agreement contains affirmative, negative and financial covenants customary for such financings. The Credit Agreement requires Ply Gem to maintain a maximum total leverage ratio of 6.75 to 1.0 until December 31, 2008; thereafter, the maximum total leverage ratio that Ply Gem is permitted to have declines over time, from 6.75 to 1.0 to 6.25 to 1.0. Certain mandatory prepayments under the Credit Facilities will be required upon the occurrence of certain events, including the incurrence of certain additional indebtedness and the sale of certain assets.

12. GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The senior subordinated notes due in 2012 are secured by full and unconditional guarantees on a joint and several basis from certain of the Company’s 100% owned subsidiaries. Accordingly, the following guarantor and non-guarantor information is presented as of March 31, 2007 and for the three month periods ended March 31, 2007 and April 1, 2006. The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$269,192	$16,082	$-	$285,274
Costs and Expenses:
Cost of products sold	-	-	226,762	11,322	-	238,084
Selling, general and
administrative expense	-	1,917	32,243	3,237	-	37,397
Intercompany administrative
charges	-	(2,692)	2,692	-	-	-
Amortization of intangible assets	-	-	4,634	-	-	4,634
Total Costs and Expenses	-	(775)	266,331	14,559	-	280,115
Operating earnings	-	775	2,861	1,523	-	5,159
Foreign currency gain	-	-	-	216	-	216
Intercompany interest	-	23,701	(23,602)	(99)	-	-
Interest expense	-	(24,745)	(1)	(520)	-	(25,266)
Investment income	-	295	259	23	-	577
Income (loss) before equity in
subsidiaries' income (loss)	-	26	(20,483)	1,143	-	(19,314)
Equity in subsidiaries' income (loss)	(10,864)	(10,880)	-	-	21,744	-
Income (loss) before income taxes
provision (benefit)	(10,864)	(10,854)	(20,483)	1,143	21,744	(19,314)
Provision (benefit) for income taxes	-	10	(8,837)	377	-	(8,450)
Net income (loss)	$(10,864)	$(10,864)	$(11,646)	$766	$21,744	$(10,864)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended April 1, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$202,700	$13,611	$-	$216,311
Costs and Expenses:
Cost of products sold	-	-	163,362	9,686	-	173,048
Selling, general and
administrative expense	-	1,393	22,258	2,830	-	26,481
Intercompany administrative
charges	-	(2,024)	2,024	-	-	-
Amortization of intangible assets	-	-	2,553	-	-	2,553
Total Costs and Expenses	-	(631)	190,197	12,516	-	202,082
Operating earnings	-	631	12,503	1,095	-	14,229
Foreign currency loss	-	-	-	(71)	-	(71)
Intercompany interest	-	14,266	(14,056)	(210)	-	-
Interest expense	-	(14,931)	42	(437)	-	(15,326)
Investment income	-	76	59	21	-	156
Other expense	-	(2,056)	-	-	-	(2,056)
Income (loss) before equity in
subsidiaries' income	-	(2,014)	(1,452)	398	-	(3,068)
Equity in subsidiaries' income	(1,916)	(622)	-	-	2,538	-

Income (loss) before income taxes
and cumulative effect of accounting change	(1,916)	(2,636)	(1,452)	398	2,538	(3,068)
Provision (benefit) for income taxes	-	(806)	(297)	(135)	-	(1,238)
Income (loss) before cumulative
effect of accounting change	(1,916)	(1,830)	(1,155)	533	2,538	(1,830)
Cumulative effect of accounting change	-	(86)	-	-	-	(86)
Net income (loss)	$(1,916)	$(1,916)	$(1,155)	$533	$2,538	$(1,916)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$8,506	$9,413	$3,113	$-	$21,032
Accounts receivable, net	-	-	127,277	8,549	-	135,826
Inventories:
Raw materials	-	-	62,104	4,039	-	66,143
Work in process	-	-	22,845	999	-	23,844
Finished goods	-	-	49,057	3,339	-	52,396
Total inventory	-	-	134,006	8,377	-	142,383
Prepaid expenses and other
current assets	-	3,804	16,968	342	-	21,114
Deferred income taxes	-	-	16,470	-	-	16,470
Total current assets	-	12,310	304,134	20,381	-	336,825
Investments in subsidiaries	216,443	166,306	-	-	(382,749)	-
Property and Equipment, at cost:
Land	-	-	3,840	152	-	3,992
Buildings and improvements	-	106	34,353	738	-	35,197
Machinery and equipment	-	49	214,153	4,704	-	218,906
-		155	252,346	5,594	-	258,095
Less accumulated depreciation	-	(95)	(54,574)	(1,519)	-	(56,188)
Total property and equipment,
net	-	60	197,772	4,075	-	201,907
Other Assets:
Goodwill	-	-	771,089	40,735	-	811,824
Intangible assets, net	-	-	225,121	-	-	225,121
Intercompany note receivable	-	1,058,346	-	-	(1,058,346)	-
Other	-	44,616	226	-	-	44,842
Total other assets	-	1,102,962	996,436	40,735	(1,058,346)	1,081,787
	$216,443	$1,281,638	$1,498,342	$65,191	$(1,441,095)	$1,620,519

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$5,620	$-	$250	$-	$5,870
Accounts payable	-	364	91,651	5,227	-	97,242
Accrued expenses and taxes	-	8,734	71,025	3,071	-	82,830
Total current liabilities	-	14,718	162,676	8,548	-	185,942
Deferred income taxes	-	-	98,748	2,224	-	100,972
Intercompany note payable	-	-	1,054,000	4,346	(1,058,346)	-
Other long term liabilities	-	13,562	41,243	942	-	55,747
Long-term debt, less current
maturities	-	1,036,915	-	24,500	-	1,061,415
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	180,847	180,847	103,670	6,715	(291,232)	180,847
Retained earnings	32,764	32,764	38,005	14,661	(85,430)	32,764
Accumulated other
comprehensive income (loss)	2,832	2,832	-	3,255	(6,087)	2,832
	$216,443	$1,281,638	$1,498,342	$65,191	$(1,441,095)	$1,620,519

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$36,532	$13,419	$3,323	$-	$53,274
Accounts receivable, net	-	-	122,051	8,744	-	130,795
Inventories:
Raw materials	-	-	46,465	4,471	-	50,936
Work in process	-	-	24,400	939	-	25,339
Finished goods	-	-	49,832	2,049	-	51,881
Total inventory	-	-	120,697	7,459	-	128,156
Prepaid expenses and other
current assets	-	11,157	9,291	425	-	20,873
Deferred income taxes	-	-	18,770	-	-	18,770
Total current assets	-	47,689	284,228	19,951	-	351,868
Investments in subsidiaries	227,716	139,930	-	-	(367,646)	-
Property and Equipment, at cost:
Land	-	-	3,840	150	-	3,990
Buildings and improvements	-	106	34,062	721	-	34,889
Machinery and equipment	-	49	211,115	4,391	-	215,555
-		155	249,017	5,262	-	254,434
Less accumulated depreciation	-	(85)	(46,153)	(1,359)	-	(47,597)
Total property and equipment, net	-	70	202,864	3,903	-	206,837
Other Assets:
Goodwill	-	-	770,940	40,345	-	811,285
Intangible assets, net	-	-	232,833	-	-	232,833
Intercompany note receivable	-	1,058,346	-	-	(1,058,346)	-
Other	-	40,358	6,540	-	-	46,898
Total other assets	-	1,098,704	1,010,313	40,345	(1,058,346)	1,091,016
	$227,716	$1,286,393	$1,497,405	$64,199	$(1,425,992)	$1,649,721

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$5,620	$-	$250	$-	$5,870
Accounts payable	-	484	90,356	4,728	-	95,568
Accrued expenses and taxes	-	19,545	90,319	3,663	-	113,527
Total current liabilities	-	25,649	180,675	8,641	-	214,965
Deferred income taxes	-	-	105,729	2,125	-	107,854
Intercompany note payable	-	-	1,054,000	4,346	(1,058,346)	-
Other long term liabilities	-	14,697	40,661	934	-	56,292
Long-term debt, less current
maturities	-	1,018,331	-	24,563	-	1,042,894
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	181,792	181,792	66,689	6,440	(254,921)	181,792
Retained earnings	43, 628	43,628	49,651	13,895	(107,174)	43,628
Accumulated other
comprehensive income (loss)	2,296	2,296	-	3,255	(5,551)	2,296
	$227,716	$1,286,393	$1,497,405	$64,199	$(1,425,992)	$1,649,721

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(10,864)	$(10,864)	$(11,646)	$766	$21,744	$(10,864)
Adjustments to reconcile net
income to cash provided by
operating activities:
Depreciation and amortization
expense	-	10	13,075	153	-	13,238
Non-cash interest expense, net	-	1,706	-	-	-	1,706
Gain on foreign currency transactions	-	-	-	(216)	-	(216)
Loss on sale of asset	-	-	16	-	-	16
Deferred income taxes	-	-	(3,363)	79	-	(3,284)
Equity in subsidiaries' net income	10,864	10,880	-	-	(21,744)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(4,233)	274	-	(3,959)
Inventories	-	-	(12,982)	(842)	-	(13,824)
Prepaid expenses and other
current assets	-	(3,895)	11,066	125	-	7,296
Accounts payable	-	-	1,186	442	-	1,628
Accrued expenses and taxes	-	(10,771)	(25,414)	(621)	-	(36,806)
Other	-	-	321	(40)	-	281
Net cash provided by (used in)
operating activities	-	(12,934)	(31,974)	120	-	(44,788)
Cash flows from investing activities:
Capital expenditures	-	-	(3,366)	(297)	-	(3,663)
Proceeds from sale of building	-	-	7	-	-	7
Acquisitions, net of cash acquired	-	(185)	-	-	-	(185)
Other	-	-	-	-	-	-
Net cash used in investing
activities	-	(185)	(3,359)	(297)	-	(3,841)
Cash flows from financing activities:
Proceeds from long-term debt	-	-	-	-	-	-
Proceeds from revolver borrowings	-	20,000	-	-	-	20,000
Proceeds from intercompany
investment, net	-	(31,327)	31,327	-	-	-
Payments on long-term debt	-	(1,405)	-	(63)	-	(1,468)
Payment on revolver borrowings	-	-	-	-	-	-
Debt issuance costs	-	-	-	-	-	-
Equity contribution (distribution)	-	(2,175)	-	-	-	(2,175)
Net cash provided by (used in)
financing activities	-	(14,907)	31,327	(63)	-	16,357
Impact of exchange rate movement
on cash	-	-	-	30	-	30
Net increase (decrease) in cash
and cash equivalents	-	(28,026)	(4,006)	(210)	-	(32,242)
Cash and cash equivalents at the
beginning of the period	-	36,532	13,419	3,323	-	53,274
Cash and cash equivalents at the end
of the period	$-	$8,506	$9,413	$3,113	$-	$21,032

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 1, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$(1,916)	$(1,916)	$(1,155)	$533	$2,538	$(1,916)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	10	6,853	137	-	7,000
Fair value premium on purchased inventory	-	-	304	-	-	304
Non-cash interest expense, net	-	1,307	-	-	-	1,307
Loss on foreign currency transactions	-	-	-	71	-	71
Gain on sale of asset	-	-	(22)	-	-	(22)
Other non-cash items	-	1,094	-	-	-	1,094
Deferred income taxes	-	-	(2,667)	873	-	(1,794)
Equity in subsidiaries' net income	1,916	622	-	-	(2,538)	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	-	(21,073)	124	-	(20,949)
Inventories	-	-	(8,211)	(346)	-	(8,557)
Prepaid expenses and other
current assets	-	(2,255)	1,582	(77)	-	(750)
Accounts payable	-	341	15,823	263	-	16,427
Accrued expenses and taxes	-	(5,694)	(109)	(1,376)	-	(7,179)
Other	-	-	(6)	(186)	-	(192)
Net cash provided by (used in)
operating activities	-	(6,491)	(8,681)	16	-	(15,156)
Cash flows from investing
activities:
Capital expenditures	-	-	(3,912)	(58)	-	(3,970)
Proceeds from sale of building	-	-	497	-	-	497
Acquisitions, net of cash acquired	-	(121,088)	-	-	-	(121,088)
Net cash used in investing
activities	-	(121,088)	(3,415)	(58)	-	(124,561)
Cash flows from
financing activities:
Proceeds from long-term debt	-	122,320	-	488	-	122,808
Proceeds from revolving credit facility	-	15,000	-	-	-	15,000
Proceeds from intercompany
investment	-	(8,156)	8,156	-	-	-
Payments on revolving credit facility	-	(1,808)	-	-	-	(1,808)
Debt issuance costs	-	(2,249)	-	-	-	(2,249)
Equity contribution, net	-	1,725	-	-	-	1,725
Net cash provided by
financing activities	-	126,832	8,156	488	-	135,476
Impact of exchange rate movement
on cash	-	-	-	(14)	-	(14)
Net increase (decrease) in cash
and cash equivalents	-	(747)	(3,940)	432	-	(4,255)
Cash and cash equivalents at the
beginning of the period	-	9,501	9,130	3,542	-	22,173
Cash and cash equivalents at the end
of the period	$-	$8,754	$5,190	$3,974	$-	$17,918

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

Comparability. The data presented for the period ended April 1, 2006 includes the addition of Alenco for the period February 25, 2006 through April 1, 2006. As a result, the 2006 period will not be directly comparable to the 2007 period. In addition, because of the AHE Acquisition during the fourth quarter of 2006, 2007 and future periods will not be comparable to the periods in 2006 prior to the AHE Acquisition.

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

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty. We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements. These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate. If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates. Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory. Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at March 31, 2007 would result in a $0.6 million and $1.0 million impact upon SG&A expense and cost of products sold, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories. While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical. Our critical accounting policies include:

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

Inventories. Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. At March 31, 2007, and December 31, 2006 approximately $14.6 million and $9.6 million of total inventories, respectively, were valued on the last-in, first-out method, or “LIFO.” Under the first-in, first-out method, or “FIFO,” of accounting, such inventories would have been approximately $4.7 million higher at each of March 31, 2007 and December 31, 2006. All other inventories were valued under the FIFO method. We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

Goodwill and Indefinite Lived Intangibles Impairment. In accordance with SFAS No. 142, we perform annual tests for goodwill and indefinite lived intangibles impairment. We assess goodwill and indefinite lived intangibles which are not subject to amortization for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. Based upon our most recent analysis and the fact that no adverse events have been identified, we believe that no impairment of goodwill or indefinite lived intangibles existed at March 31, 2007 or December 31, 2006.

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

      Income Taxes. We account for deferred income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet. Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, (FIN 48), “Accounting for Uncertainties in Income Taxes”, an interpretation of SFAS No. 109. FIN 48 interprets and clarifies SFAS No. 109 regarding the required accounting of and establishes specific disclosures for uncertain tax positions taken or expected to be taken within an entity’s income tax returns and recognized in an entity’s financial statements. FIN 48 prescribes the minimum financial statement recognition threshold for tax benefits generated by deductions, non-filing of tax returns or other tax positions taken or expected to be taken in an entities tax returns. The amount recorded in our financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns. Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future. We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained. During 2005, the Company established reserves relating to net operating losses acquired in the MW Acquisition and transaction costs associated with the Ply Gem and MW Acquisitions. If the benefits for which a reserve has been provided are subsequently recognized, they will reduce goodwill resulting from the application of the purchase method of accounting for these transactions. We have executed a tax sharing agreement with Ply Gem Holdings, Inc. and Ply Gem Investment Holdings, Inc. pursuant to which tax liabilities for each respective party are computed on a stand-alone basis. Our U.S. subsidiaries file unitary, combined and separate state income tax returns. CWD Windows and Doors files separate Canadian income tax returns.

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

	Three months ended
	March 31,	April 1,
	2007	2006
Net Sales
Siding, Fencing, Railing and Decking	$169,514	$100,554
Windows and Doors	115,760	115,757
Operating earnings
Siding, Fencing, Railing and Decking	(455)	9,391
Windows and Doors	7,531	6,223
Unallocated	(1,917)	(1,385)
Foreign currency gain (loss)
Windows and Doors	216	(71)
Interest expense, net
Siding, Fencing, Railing and Decking	(26)	(42)
Windows and Doors	265	399
Unallocated	(24,928)	14,813
Other expense
Unallocated	-	(2,056)
Income tax expense
Unallocated	(8,450)	(1,238)

Net loss before cumulative effect
of accounting change	(10,864)	(1,830)
Cumulative effect of accounting change	-	(86)
Net income	$(10,864)	$(1,916)

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

Siding, Fencing, Railing and Decking Segment

	For the three months ended
(dollars in thousands)	March 31, 2007		April 1, 2006
	(unaudited)		(unaudited)

Statement of operations data:
Net Sales	$169,514	100.0%	$100,554	100.0%
Cost of products sold	147,585	87.1%	81,537	81.1%
Gross Profit	21,929	12.9%	19,017	18.9%
S,G&A expense	19,852	11.7%	8,821	8.8%
Amortization of intangible assets	2,532	1.57%	805	0.8%
Operating earnings	$(455)	-0.3%	$9,391	9.3%

Net Sales

Net sales for the three months ended March 31, 2007 increased compared to the same period in 2006 by approximately $69.0 million, or 69%. The increase in net sales was driven by AHE’s sales of approximately $95.7 million partially offset by industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector of the market. According to the National Association of Home Builders (“NAHB”), first quarter 2007 single family housing starts are estimated to show a decline of approximately 32.6% from actual levels achieved in the first quarter of 2006. Additionally, the new construction sector of the market is expected to continue to be negatively impacted during the balance of 2007, as single family housing starts are projected to remain below levels achieved in 2006 according to the NAHB’s April 18, 2007 forecast. The Company believes that its reduced sales (exclusive of AHE) of vinyl siding products were comparable with those seen in the vinyl siding industry for the three month period ended March 31, 2007.

Cost of Products Sold

Cost of products sold for the three months ended March 31, 2007 increased over the same period in 2006 by approximately $66.0 million, or 81%. The increase in cost of products sold was primarily due to the addition of AHE. The increase in cost of products sold as a percentage of sales was also due to the addition of AHE which has a mix of products sold that carry lower gross profit margins than in Ply Gem’s other Siding, Fencing, Railing and Decking businesses. The market wide increases that occurred in the cost of aluminum raw materials were offset by price increases and cost savings initiatives that were implemented during the 4th quarter of 2006, as well as, material cost reductions in PVC resin.

Selling, general and administrative expense

SG&A expense for the three months ended March 31, 2007 increased by approximately $11.0 million, or 125%, from the same period in 2006. The increase in SG&A expenses was due to the addition of approximately $10.8 million from AHE.

Amortization of intangible assets

Amortization expense for the three months ended March 31, 2007 increased by approximately $1.7 million due to the addition of AHE operations.

Windows and Doors Segment

	For the three months ended
(dollars in thousands)	March 31, 2007		April 1, 2006
	(unaudited)		(unaudited)

Statement of operations data:
Net Sales	$115,760	100.0%	$115,757	100.0%
Cost of products sold	90,499	78.2%	91,511	79.1%
Gross Profit	25,261	21.8%	24,246	20.9%
S,G&A expense	15,628	13.5%	16,275	14.14%
Amortization of intangible assets	2,102	1.8%	1,748	1.5%
Operating earnings	$7,531	6.5%	$6,223	5.4%
Currency transaction gain/(loss)	216	0.2%	(71)	-0.1%

Net Sales

Net sales for the three months ended March 31, 2007 did not substantially change from the same period in 2006. However, Alenco contributed sales of approximately $30.7 million for the three months of sales in 2007 as compared to $13.9 million for one month of sales in the period ended April 1, 2006, due the acquisition of Alenco at the end of February 2006. The increase in sales due to Alenco was offset by lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as discussed above. In addition, demand for our repair and remodeling windows declined due in part to the discontinuation of an unprofitable mechanical window product line that was produced at our Sarver, PA facility which was closed in June 2006.

Cost of Products Sold

Cost of products sold for the three months ended March 31, 2007 decreased by approximately $1.0 million, or 1%, over the same period in 2006. The decrease in cost of products sold was driven by cost savings initiatives implemented by management and improved operating performance in our repair and remodeling window business.

Selling, general and administrative expense

SG&A expense for the three months ended March 31, 2007 decreased by approximately $0.6 million, or 4%, over the same period in 2006. The decrease in SG&A expense was driven by a reduction to the 2007 net expense due to approximately $1.2 million of cash received from an accounts receivable that had been fully reserve in periods prior to 2006. Other decreases in SG&A expense were primarily in our repair and remodeling widow business, and were largely attributable to higher than normal professional fees that were incurred in the first three months of 2006.   The decreases were partially offset by higher SG&A expenses due to the addition of Alenco for a portion of the first quarter in 2006 as compared to the entire quarter in 2007.

Amortization of intangible assets

Amortization expense for the three months ended March 31, 2007 increased by approximately $0.4 million due to the addition of Alenco operations during the first quarter of 2006.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the three months ended
(dollars in thousands)	March 31, 2007	April 1, 2006
	(unaudited)	(unaudited)

Statement of operations data:
Operating earnings (loss)	$(1,917)	$(1,385)
Interest expense	(25,266)	(15,326)
Investment income	577	156
Other expense	-	(2,056)
Income tax provision (benefit)	(8,450)	(1,238)
Cummulative effect of accounting change	-	(86)

Operating earnings (loss) Unallocated operating loss for the three months ended March 31, 2007 increased by approximately $0.5 million over the same period in 2006. The increase was driven by a slightly larger corporate staff and an increase in professional fees.

Interest expense Interest expense for the three months ended March 31, 2007 increased by approximately $9.9 million over the same period in 2006 as a result of increased borrowings due to the Alenco Acquisition in February 2006, the AHE Acquisition in October 2006, and higher interest rates on our variable rate debt.

Income taxes The income tax benefit for the three months ended March 31, 2007 increased approximately $7.2 million over the same period in 2006, primarily as a result of the larger pre-tax loss for the 2007 period versus the 2006 period. The benefit for the quarter included approximately $1.0 million of adjustments to our prior year estimated tax provision. The adjustments primarily relate to differences in tax amounts originally recorded for income taxes and amounts owed based on the ultimately filed tax returns. Excluding these adjustments, our effective tax rate for the quarter was 38.7%, consistent with our expectations for the full fiscal year.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service. We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our credit facilities.

Net cash used in operating activities for the first three months of 2007 and 2006 was approximately $44.8 million and $15.2 million, respectively. The increase in net cash used in operating activities for the 2007 period compared to the 2006 period was primarily driven by a higher net loss in 2007 as compared to the same period in 2006,  a reduction to our accrued tax liabilities, and a decrease in other accrued liabilities that resulted from increased payouts for management incentive compensation and customer rebates.

Net cash used in investing activities for the first thee months of 2007 and 2006 was approximately $3.8 million and $124.6 million, respectively. The decrease in cash used in investing activities during the 2007 period was driven by the cash used to fund the Alenco Acquisition during the first quarter of 2006. Our capital expenditures for the first three months of 2007 and 2006 were approximately $3.7 million and $4.0 million, respectively.

Net cash provided by financing activities for the first three months of 2007 and 2006 was approximately $16.4 million and $135.5 million, respectively. The cash provided by financing activities for the 2006 period was driven by the cash provided from our new capital structure that resulted from the consummation of the Alenco Acquisition.

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our credit facility. As of March 31, 2007, we had approximately $1,067.3 million of indebtedness and $46.7 million of availability under the revolving credit facility.

On March 31, 2007, the Company’s senior credit facility with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to $690.0 million, consisting of $585.0 million of 1st Lien term loan facilities maturing in August 2011 and $105.0 million of 2nd Lien term loan facilities maturing in November 2011. The credit facility also included a $70.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The 1st Lien term loan facility was drawn in full in and had two tranches, originally consisting of: 1) a $560.1 million tranche under which Ply Gem Industries, Inc. is the borrower, and 2) a $24.9 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower. As of March 31, 2007 the balances of the two tranches were approximately $557.3 million and $24.8 million, respectively.

The borrowings under the revolving portion of the First Lien Credit Facilities will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs. The revolving portion of the credit facility matures in February 2009 and has no scheduled amortization or commitment reductions. The term loan portion of the credit facilities matures in August 2011 and has quarterly scheduled amortizations of approximately $1.5 million and a final payment of $558.6 million on the maturity date. The balance of $105.0 million on the Second Lien loan was to be paid in November 2011.

On April 5, 2007 Ply Gem Industries, Inc. entered into the Fifth Amended and Restated Credit Agreement (the “Amended Credit Facility”) among Ply Gem, as the U.S. borrower, CWD Windows and Doors, Inc. (the “Canadian Borrower”), Ply Gem Holdings, Inc. (“Holdings”), the subsidiary guarantors party thereto, the lenders party thereto, UBS Securities LLC and Deutsche Bank Securities, Inc., as joint lead arrangers and bookrunners and UBS AG, Stamford Branch, as administrative agent.

Pursuant to the Amended Credit Facility, on April 5, 2007, Ply Gem borrowed (i) approximately $557.3 million of term loans (the “U.S. Term Loans”) to replace the current outstanding approximate $557.3 million of term loans and (ii) an additional $105.0 million of term loans (the “Additional U.S. Term Loans”, and together with the U.S. Term Loans, the “Term Loans”) to repay the second lien term loan facility outstanding under Ply Gem’s Second Lien Amended and Restated Credit Agreement. Ply Gem also amended the terms of its Canadian Term Loans outstanding under the Amended Credit Facility. The Amended Credit Facility provides Ply Gem with a $70.0 million revolving facility (the “Revolving Facility”) to replace the revolving commitment under the Existing Credit Facility along with an additional $5.0 million revolving facility (the “Additional Revolving Facility”, together with the Revolving Facility, the “Revolving Facilities”), resulting in a total Revolving Facility of $75.0 million.

The term loans provided under the Credit Agreement will mature on August 15, 2011, and will amortize in an amount equal to 1% per annum of the initial principal amount outstanding, payable in equal quarterly installments beginning on June 30, 2007 and ending on March 31, 2011, with the balance payable on August 15, 2011. The Credit Agreement contains affirmative, negative and financial covenants customary for such financings. The Credit Agreement requires Ply Gem to maintain a maximum total leverage ratio of 6.75 to 1.0 until December 31, 2008; thereafter, the maximum total leverage ratio that Ply Gem is permitted to have declines over time, from 6.75 to 1.0 to 6.25 to 1.0. Certain mandatory prepayments under the Credit Facilities will be required upon the occurrence of certain events, including the incurrence of certain additional indebtedness and the sale of certain assets.

Under the terms of our credit facilities, we are permitted to use the excess cash flow and/or a portion of the revolving credit portion of the credit facilities to repurchase up to $40.0 million aggregate principal amount of the Senior Subordinated Notes. Subject to market conditions, our capital needs and other factors, we may from time to time purchase up to $40.0 million aggregate principal amount of the 9% Senior Subordinated Notes in market transactions, privately negotiated sales or other transactions. As of March 31, 2007, we had not yet purchased any of our Senior Subordinated Notes.

The credit facilities and the indenture for the Senior Subordinated Notes impose certain restrictions on Ply Gem Industries, Inc., including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities. The terms of the credit facilities and the Senior Subordinated Notes also significantly restrict the ability of Ply Gem Industries, Inc. to pay dividends and otherwise distribute assets to Ply Gem Holdings, Inc. In addition, the credit facilities require Ply Gem Industries, Inc. to maintain a maximum total leverage ratio.  Indebtedness under the credit facilities is secured by substantially all of Ply Gem Industries Inc.’s assets, including its real and personal property, inventory, accounts receivable, intellectual property and other intangibles. In addition, borrowings under the credit facilities are guaranteed by Ply Gem Holdings, Inc. and secured by its assets (including its equity interests). Borrowings under the credit facilities (except for the $24.8 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower) are also guaranteed and secured by the equity interests and substantially all of the assets of our current and, if any, future domestic subsidiaries, subject to exceptions. The $24.8 million tranche under which CWD Windows and Doors, Inc. is the borrower is also guaranteed and secured by the equity interests and substantially all of the assets of CWD Windows and Doors, Inc.’s current and future (if any) Canadian subsidiaries.

Because of the inherent seasonality in our business and the resulting working capital requirements, our liquidity position within a given year will fluctuate. The seasonal effect that creates greatest capital needs is experienced during the first six months of the year and we anticipate the need to borrow funds under the revolving portion of our First Lien Credit Facilities to support this requirement. However, we anticipate that the funds generated by operations and funds available under our credit facility will be adequate to finance our ongoing operational cash flow needs, capital expenditures (as described above), debt service obligations, management incentive expenses, fees payable under the General Advisory Agreement with a Caxton-Iseman party, dated February 12, 2004 (the “General Advisory Agreement”), and other contractual obligations for the foreseeable future.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in the Company’s 10K Report, the Company has a potential obligation related to certain tax issues of approximately $6.8 million. The timing of the potential tax payments is unknown.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

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

 Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report are set forth in our 2006 Annual Report on Form 10-K. We undertake no obligation to update the forward-looking statements in this filing.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal interest rate exposure relates to the term loans outstanding under our new senior credit facilities. We have approximately $687.1 million of term loans outstanding, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin. Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $1.7 million per year. We also have a revolving credit facility which provides for borrowings of up to $70.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities. Assuming the new revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year. In the future we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar. For the three months ended March 31, 2007, the net impact of foreign currency changes to the Company’s results of operations was a gain of $0.2 million. The impact of foreign currency changes related to translation resulted in an increase in stockholder’s equity of approximately $0.5 million for the three months ended March 31, 2007. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure. For the three months ended March 31, 2007, we did not have any significant outstanding foreign currency hedging contracts.

Item 4.     CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting during the three-month period ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.     RISK FACTORS

Downturns in the home repair and remodeling and new home construction sectors or the economy could lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence, unemployment, and the availability of consumer credit. Current market forecasts indicate that single family housing starts for the new construction market will decline in 2007 as compared to 2006. If these market forecasts are correct, our net sales and net income may be adversely affected.

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

Date: May 14, 2007

By: /s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date: May 14, 2007

By: /s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer,
Treasurer and Secretary