Form 10-Q
period 2007-08-07
PLY GEM HOLDINGS INC
filed 2007-08-13
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
or
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
Large accelerated filer   [  ]   Accelerated filer  [  ]     Non-accelerated filer  [X] 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X ]

As of August 13, 2007, there were 100 shares of common stock, $0.01 par value, outstanding.

* The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the indenture governing Ply Gem Industries, Inc.’s 9% senior subordinated notes due 2012.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2007

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations –
	Three months ended June 30, 2007 and July 1, 2006	2

	Condensed Consolidated Statements of Operations –
	Six months ended June 30, 2007 and July 1, 2006	3

	Condensed Consolidated Balance Sheets –
	June 30, 2007 and December 31, 2006	4

	Condensed Consolidated Statements of Cash Flows –
	Six months ended June 30, 2007 and July 1, 2006	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	39

Item 6.	Exhibits	39

Signatures		40

PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	June 30,	July 1,
	2007	2006
	(Amounts in thousands)

Net Sales	$390,695	$288,111
Costs and Expenses:
Cost of products sold	292,896	219,251
Selling, general and administrative expense	41,897	31,835
Amortization of intangible assets	4,302	2,971
Total Costs and Expenses	339,095	254,057
Operating earnings	51,600	34,054
Foreign currency gain	1,992	1,164
Interest expense	(24,680)	(17,198)
Investment income	245	257
Other expense	(1,143)	(441)
Income before provision for income taxes	28,014	17,836
Provision for income taxes	10,744	6,958
Net Income	$17,270	$10,878

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended
	June 30,	July 1,
	2007	2006
	(Amounts in thousands)

Net Sales	$675,969	$504,422
Costs and Expenses:
Cost of products sold	530,980	392,299
Selling, general and administrative expense	79,294	58,316
Amortization of intangible assets	8,936	5,524
Total Costs and Expenses	619,210	456,139
Operating earnings	56,759	48,283
Foreign currency gain	2,208	1,093
Interest expense	(49,946)	(32,524)
Investment income	822	413
Other expense	(1,143)	(2,497)
Income before income taxes and
cumulative effect of accounting change	8,700	14,768
Provision for income taxes	2,294	5,720
Income before cumulative effect
of accounting change	6,406	9,048
Cumulative effect of accounting change,
net of income tax benefit of $57	-	(86)
Net income	$6,406	$8,962

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2007	2006
	(Amounts in thousands, except
	share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$44,265	$53,274
Accounts receivable, less allowances of $6,466 and $6,802, respectively	180,764	130,795
Inventories:
Raw materials	54,784	50,936
Work in process	22,480	25,339
Finished goods	43,008	51,881
Total inventory	120,272	128,156
Prepaid expenses and other current assets	13,955	20,873
Deferred income taxes	18,615	18,770
Total current assets	377,871	351,868
Property and Equipment, at cost:
Land	4,004	3,990
Buildings and improvements	38,829	34,889
Machinery and equipment	217,120	215,555
Total property and equipment	259,953	254,434
Less accumulated depreciation	(64,264)	(47,597)
Total property and equipment, net	195,689	206,837
Other Assets:
Goodwill	821,475	811,285
Intangible assets, less accumulated amortization of $36,386 and $27,450,
respectively	220,836	232,833
Other	43,406	46,898
Total other assets	1,085,717	1,091,016
	$1,659,277	$1,649,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,873	$5,870
Accounts payable	98,439	95,568
Accrued expenses and taxes	100,327	113,527
Total current liabilities	205,639	214,965
Deferred income taxes	104,014	107,854
Other long term liabilities	55,497	56,292
Long-term debt, less current maturities	1,058,681	1,042,894
Stockholders' Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	179,820	181,792
Retained earnings	50,034	43,628
Accumulated other comprehensive income	5,592	2,296
Total stockholders' equity	235,446	227,716
	$1,659,277	$1,649,721

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,	July 1,
	2007	2006
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$6,406	$8,962
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization expense	25,552	14,544
Fair value premium on purchased inventory	-	304
Non-cash interest expense, net	3,442	2,662
Gain on foreign currency transactions.	(2,208)	(1,093)
Loss on sale of assets	57	572
Other non-cash items	-	2,482
Deferred income taxes	(240)	2,792
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	(48,019)	(32,711)
Inventories	5,184	(7,002)
Prepaid expenses and other current assets	8,736	2,136
Accounts payable	2,448	11,502
Accrued expenses and taxes	(15,043)	7,632
Other	257	(177)
Net cash provided by (used in) operating activities	(13,428)	12,605
Cash flows from investing activities:
Capital expenditures	(7,201)	(10,875)
Proceeds from sale of assets	15	497
Acquisition of business, net of cash acquired	(223)	(120,710)
Net cash used in investing activities	(7,409)	(131,088)
Cash flows from financing activities:
Proceeds from long-term debt	-	122,808
Proceeds from revolver borrowings	30,000	15,000
Payments on long-term debt	(3,187)	(1,000)
Payments on revolver borrowings	(10,000)	(15,000)
Debt issuance costs	(2,100)	(2,249)
Equity contribution (distribution)	(3,175)	1,725
Net cash provided by financing activities	11,538	121,284
Impact of exchange rate movements on cash	290	157

Net increase in cash and cash equivalents	(9,009)	2,958

Cash and cash equivalents at the beginning of the period	53,274	22,173

Cash and cash equivalents at the end of the period	$44,265	$25,131

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. (referred to herein as “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2007.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2006 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2007 through June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

The accompanying financial statements include the consolidated results of operations for the Company for the three month and six month periods ended June 30, 2007 and July 1, 2006, and consolidated financial position for the Company as of June 30, 2007 and December 31, 2006.

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

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. At June 30, 2007 and December 31, 2006, approximately $12.0 million and $9.6 million of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”).  Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $4.7 million higher at each of June 30, 2007 and December 31, 2006.  All other inventories were valued under the FIFO method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

Related Party Transactions

The Company has entered into two advisory agreements with an affiliate of Caxton-Iseman Capital or related parties, (the “Caxton-Iseman Party”), which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”.  Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $1.3 million and $0.8 million for the three month periods ended June 30, 2007 and July 1, 2006, respectively, and approximately $1.7 million and $1.2 million for the six month periods ended June 30, 2007 and July 1, 2006, respectively.

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

For the three month periods ending June 30, 2007 and July 1, 2006, the Company recorded a gain from foreign currency transactions of approximately $2.0 million and $1.2 million, respectively. For the six month periods ending June 30, 2007 and July 1, 2006, the Company recorded a gain from foreign currency transactions of approximately $2.2 million and $1.1 million, respectively.  As of June 30, 2007, and December 31, 2006 accumulated other comprehensive income included a currency translation adjustment of approximately $6.5 million and $3.3 million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of our siding, fencing, railing and decking segment was approximately $16.0 million and $11.1 million at June 30, 2007 and December 31, 2006, respectively.  This customer accounted for approximately 11.1% of net sales for the six month period ended June 30, 2007 and approximately 16.5% of net sales for the year ended December 31, 2006.

Fair Value of Financial Instruments

The carrying value of the Company’s senior subordinated notes was approximately $360.2 million and $360.2 million at June 30, 2007 and December 31, 2006, respectively.  The fair value of the Company’s senior subordinated notes at June 30, 2007 and December 31, 2006 was estimated to be approximately $323.6 million and $306.0 million, respectively, based on available market information. The carrying value of the Company’s other financial instruments approximates their fair value.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

2.  PURCHASE ACCOUNTING

Alenco Acquisition

On February 24, 2006, Ply Gem completed its acquisition of AWC Holding Company and its subsidiaries (together with its subsidiaries, “Alenco”) (the “Alenco Acquisition”). The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Alenco based upon fair values as of the date of the purchase.  Alenco is a leading regional manufacturer of aluminum and vinyl windows and doors for the new home construction market in the fast-growing southern regions of the United States.  The addition of Alenco expanded the Company’s geographical reach into the southern regions and expands our window products offering with aluminum.

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

AHE Acquisition

On October 31, 2006, Ply Gem completed its acquisition of Alcoa Home Exteriors, Inc. (“AHE”) (the “AHE Acquisition”). The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of AHE based upon fair values as of the date of the purchase.  AHE is a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories.  The addition of AHE to Ply Gem’s portfolio will enable the Company to capitalize on attractive market opportunities and provide the Company with a strong sustainable platform to fully serve all channels of the vinyl siding market.

The purchase price was allocated to the assets and liabilities based on their fair values.  The following is a preliminary allocation of the purchase price.

(in thousands)
Other current assets, net of cash	$82,752
Inventories	73,660
Property, plant and equipment	91,954
Trademarks	23,950
Patents	770
Customer relationships	35,600
Goodwill	150,482
Other assets	6,634
Current liabilities	(115,400)
Other liabilities	(54,547)
Purchase price, net of cash acquired	$295,855

The allocation of the purchase price reported in our 2006 Annual Report on 10K was based on preliminary information.  The above table reflects adjustments for updated information for asset valuations and pre-acquisition contingencies as further information has become available.  Other current assets increased by approximately $2.1 million due to updates to current deferred taxes and a subsequent adjustment to the purchase price.  Inventories decreased by approximately $5.4 million primarily as a result of additional information obtained regarding the fair value of certain inventory items.  Property, plant and equipment decreased by approximately $2.1 million primarily due to an updated preliminary appraisal report received from a third-party valuation specialist.  Trademarks and Customer Relationships decreased by a net $3.3 million due to an updated preliminary appraisal report received from a third-party valuation specialist.  Current liabilities increased by approximately $0.5 million primarily due to an increase to the reserve for exit costs for the shutdown of our Atlanta facility in accordance with EITF 95-3.  Other liabilities decreased by approximately $2.9 million due to an update to the long-term deferred tax liability.

Based on preliminary appraisals received for the purchased intangible assets, approximately $24.0 million was assigned to Trademarks and Tradenames with weighted average lives of 15 years, approximately $0.8 million was assigned to Patents with weighted average lives of 20 years, and approximately $35.6 million was assigned to customer relationships with weighted average lives of 10 years.

Management is continuing to assess the asset valuations and certain liabilities assumed in the transaction and tax-related assets and liabilities.  The appraisal reports from the third-party valuation specialist are expected to be finalized in the third quarter.  To the extent that any amounts change in these reports, the company will make further adjustments to the amounts recorded for Property, plant and equipment, Trademarks, Patents and Customer relationships.  Management is also continuing to evaluate the fair value of certain components of inventory, the ultimate cost of closing the Atlanta facility discussed below, and certain legal contingencies.

Approximately $150.5 million of goodwill was assigned to the siding, fencing, railing and decking segment as a result of the AHE Acquisition.  None of the goodwill is expected to be deductible for tax purposes.  Goodwill increased by approximately $10.2 million from December 31, 2006 to June 30, 2007.  An increase of approximately $6.3 million was due to the changes in allocation of the AHE purchase price discussed above and an increase of approximately $4.0 million was due to currency translation changes.

As of December 31, 2006, the Company had recorded an obligation of $3.5 million in current liabilities for the shut down of AHE’s Atlanta facility in accordance with EITF 95-3.  This accrual included estimates for lease payments and associated costs of the facility through the remaining lease term, severance costs and costs related to the removal of equipment and other costs required to return the facility to a state required by the lessor.  In the first six months of 2007, cash payments of approximately $1.9 million have reduced the accrual.  In addition, during 2007 the accrual was increased to account for additional exit costs identified of approximately $0.8 million and recorded as an adjustment of the cost of acquiring AHE.  As a result, the accrual at June 30, 2007 is approximately $2.3 million.  This accrual could change in the third quarter to the extent that costs of returning the facility to a state required by the lessor are different than currently estimated.  This accrual could also change in the future to the extent that the company is successful in reducing its costs associated with leasing the facility through the end of the lease term in August 2008.

Unaudited pro forma results of operations for the three month and six month periods ended July 1, 2006, as if all acquisitions had occurred at the beginning of each of the respective periods is as follows:  (in thousands)

	For the three	For the six
	Months ended	Months ended
	July 1, 2006	July 1, 2006
	(Unaudited)	(Unaudited)

Net Sales	$471,429	$820,666

Net income	$13,951	$10,020

Pro forma net income includes adjustments for increases or decreases to depreciation and amortization expense, interest expense, management fees, tax expense, and LIFO, pension and OPEB expenses (in the case of the AHE acquisition).

3.  INTANGIBLE ASSETS

The table that follows presents the components of intangible assets as of June 30, 2007 and December 31, 2006:

	Average
	Amortization
	Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
		(Amounts in thousands)
As of June 30, 2007
Patents	14	$12,770	$(3,121)	$9,649
Trademarks/Tradenames	15	56,096	(7,524)	48,572
Customer relationships/Other	13	155,860	(25,745)	130,115
Total intangible assets		$224,726	$(36,390)	$188,336

Intangible with indefinite lives:
Trademarks		$32,500		$32,500

As of December 31, 2006
Patents	14	$12,770	$(2,648)	$10,122
Trademarks/Tradenames	15	32,145	(5,394)	26,751
Customer relationships/Other	13	155,538	(19,408)	136,130
Total intangible assets		$200,453	$(27,450)	$173,003

Intangible with indefinite lives:
Trademarks		$59,830		$59,830

Amortization expense for the six month periods ended June 30, 2007 and July 1, 2006 was approximately $8.9 million and $5.5 million, respectively.  Amortization expense for the remainder of 2007 and for fiscal years 2008, 2009, 2010, and 2011 is estimated to be approximately $8.4 million, $16.9 million, $16.8 million, $16.8 million, and $16.6 million, respectively.

During the period ended June 30, 2007 the Company reevaluated the preliminary appraisals for purchased intangible assets referred to in Note 2, and determined that approximately $27.3 million of AHE Trademarks previously treated as indefinite lived assets should have useful lives of 15 years with a value of approximately $24.0 million.  As such, those assets were reclassified in the above table as of June 30, 2007.

4.  COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(Amounts in thousands)

Net income	$17,270	$10,878	$6,406	$8,962
Foreign currency translation adjustment	2,760	1,404	3,296	1,061

Comprehensive income	$20,030	$12,282	$9,702	$10,023

5.  LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at June 30, 2007 and December 31, 2006 consists of the following:

	June 30, 2007	December 31, 2006
	(Amounts in thousands)

Senior term loan facility	$685,346	$688,533
Senior revolving credit facility	20,000	-
Senior subordinated notes	360,208	360,231
	1,065,554	1,048,764
Less current maturities	6,873	5,870
	$1,058,681	$1,042,894

On April 5, 2007, the Company entered into the fifth amendment to its credit facility.  The Company’s senior credit facilities with a syndicate of financial institutions and institutional lenders provide for senior secured financing of up to approximately $762.1 million, consisting of approximately $687.1 million of term loan facilities maturing in August 2011 and a $75.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The term loan facility was drawn in full and has two tranches, originally consisting of: 1) an approximate $662.3 million tranche under which Ply Gem Industries, Inc. is the borrower (the “U.S. Borrower”), and 2) an approximate $24.8 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower (the “Canadian Borrower).  As of June 30, 2007 the balances of the two tranches were approximately $660.7 million and $24.7 million, respectively.

As a result of the refinancing that occurred on April 5, 2007, the Company has evaluated its financing costs in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, and accordingly has expensed approximately $0.8 million of fees in the second quarter, and deferred $2.1 million to be amortized over the remaining life of the loan.

Under the terms of the credit agreement, the Company will be permitted to use its excess cash flow and/or a portion of its revolving credit facility to repurchase up to $40.0 million aggregate principal amount of the Company’s 9% senior subordinated notes due 2012.  Subject to market conditions, its capital needs and other factors, the Company may from time to time purchase up to $40.0 million aggregate principal amount of its 9% senior subordinated notes due 2012 in market transactions, privately negotiated sales or other transactions.  As of June 30, 2007 the Company has not purchased any of its Senior Subordinated Notes.

As of June 30, 2007, we had $51.7 million of availability under our revolving credit facility, due to the $20.0 million borrowed under the revolver in the first quarter of 2007 and approximately $3.3 million of letters of credit issued under the facility.

The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement.  Our rates at June 30, 2007 ranged from 8.1% to 8.4%.

Our senior credit facilities require scheduled quarterly principal payments on the term loan facilities of approximately $1.7 million through March 31, 2011, and a payment of approximately $659.6 million on August 15, 2011, allocated pro rata between the U.S. term loan and the Canadian term loan.

The indebtedness of the U.S. Borrower under our senior credit facilities is guaranteed by the Company, and all of our existing and future direct and indirect subsidiaries, subject to exceptions for foreign subsidiary guarantees of the U.S. Borrower’s obligations to the extent such guarantees are prohibited by applicable law or would result in materially adverse tax consequences and other exceptions.  The indebtedness of the Canadian Borrower under our senior credit facilities is guaranteed by the Company, the U.S. Borrower and all of the Canadian Borrower’s future direct and indirect subsidiaries and is effectively guaranteed by all subsidiaries guaranteeing the U.S. borrower’s obligations under our senior credit facilities.  All indebtedness under our senior credit facilities is secured, subject to certain exceptions, by a perfected first priority pledge of all of our equity interests and those of our direct and indirect subsidiaries, and, subject to certain exceptions, perfected first priority security interests in, and mortgages on, all tangible and intangible assets; provided that all tangible and intangible assets of the Canadian Borrower and its subsidiaries are pledged to secure debt only of the Canadian Borrower.

Our senior credit facilities require that we comply on a quarterly basis with financial covenants consisting of a maximum leverage ratio test.  Our covenants also restrict the payment of dividends, with certain exceptions, without the lenders consent in writing.  The Company is also required at each year end, commencing December 31, 2008, to calculate and submit within 90 days a payment of excess cash, as defined in the Company’s credit agreement. This payment will reduce the outstanding balance on the Company’s term loans.

Concurrently with the acquisition of Ply Gem Industries, Inc. on February 12, 2004 (the “Ply Gem Acquisition”) Ply Gem Industries, Inc. issued $225.0 million aggregate principal amount of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc.  Subsequently, in August of 2004 in connection with the acquisition of MWM Holding, Inc. (the “MW Acquisition”), Ply Gem Industries, Inc. issued an additional $135.0 million of our 9% senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings Inc. and the domestic subsidiaries of Ply Gem Industries, Inc., including MWM Holding, Inc. and its subsidiaries.

Ply Gem Holdings, Inc. is a holding company and has no operations.  Under the terms of the indenture governing the senior subordinated notes, there are restrictions on the ability of Ply Gem Industries, Inc. to dividend or distribute cash or property to Ply Gem Holdings, Inc.

The table that follows is a summary of maturities of all of the Company’s long-term debt obligations due in each twelve month period after June 30, 2007:  (Amounts in thousands)

Twelve month period ending:
June 28, 2008	$6,873
July 4, 2009	26,873
July 3, 2010	6,873
July 2, 2011	5,155
June 30, 2012	1,019,780
Thereafter	-
$1,065,554

As of June 30, 2007, the Company had $51.7 million of availability under our revolving credit facility.  Approximately $3.3 million of letters of credit have been issued under our senior credit facility.  Further, approximately $3.2 million of letters of credit have been issued apart from the senior credit facility to secure certain environmental obligations.

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the six months ended June 30, 2007	For the six months ended July 1, 2006
	(Amounts in thousands)

Service cost	$157	$165
Interest cost	981	937
Expected return on plan assets	(1,009)	(916)

Net periodic expense	$129	$186

7.  COMMITMENTS AND CONTINGENCIES

In connection with the Ply Gem Acquisition, in which Ply Gem Industries, Inc. was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem Acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications then the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the Purchase Agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $8.3 million. The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries.  As of June 30, 2007 and December 31, 2006, the Company has recorded liabilities in relation to these indemnifications of approximately $8.3 million and $8.9 million, respectively, consisting of the following:

	(Amounts in thousands)
	June 30, 2007	December 31, 2006
Product claim liabilities	$3,781	$3,795
Multiemployer pension plan withdrawal liability	3,771	3,860
Other	731	1,219
	$8,283	$8,874

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale, which is recorded in Accrued expenses and Other long term liabilities.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of June 30, 2007, warranty liabilities of approximately $12.3 million have been recorded in current liabilities and approximately $24.8 million have been recorded in long term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the six months ended June 30, 2007	For the six months ended July 1, 2006
	(Amounts in thousands)
Balance, beginning of period	$36,947	$10,790
Warranty expense provided during period	911	832
Settlements made during period	(824)	(601)
Liability assumed with Alenco Acquisition	0	1,461
Balance, end of period	$37,034	$12,482

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

8.  ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(Amounts in thousands)
Insurance	$8,113	$8,551
Employee compensation and benefits	15,747	23,701
Sales and marketing	24,233	30,833
Product warranty	12,262	12,310
Short-term product claim liability	2,321	2,321
Accrued freight	5,550	3,959
Interest	12,825	12,789
Accrued severance	659	3,808
Accrued taxes	4,353	2,650
Other, net	14,264	12,605
	$100,327	$113,527

The accrued severance amounts in the above table are a result of the purchase of AHE during the fourth quarter of 2006.  During the first six months of 2007 cash severance payments were paid out for approximately $3.4 million and the severance accrual estimate was increased by approximately $0.3 million.  No severance costs have been expensed.

Other long-term liabilities consist of the following at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(Amounts in thousands)
Insurance	$3,896	$4,097
Pension liabilities	11,192	11,909
Product warranty	24,772	24,637
Long-term product claim liability	1,460	1,474
Long-term deferred compensation	4,581	4,363
Contingent tax liability	6,788	6,788
Other	2,808	3,024
	$55,497	$56,292

 9.   STOCK-BASED COMPENSATION

Stock Option Plan

A summary of changes in stock options outstanding as of June 30, 2007 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2007	146,194	$10.00	7.88
Granted	8,900	$60.11	-
Forfeited or expired	-	$10.00	-
Balance at June 30, 2007	155,094	$12.88	7.52

As of June 30, 2007, no options have vested.  At June 30, 2007, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.52 years.

Other Share-Based compensation

Upon completion of each of the Ply Gem Acquisition, MW Acquisition and Alenco Acquisition, certain members of management made a cash contribution to Ply Gem Prime Holdings, Inc. in exchange for shares of Ply Gem Prime Holdings, Inc.’s common stock.

A summary of the changes in common stock shares as of June 30, 2007 is presented below.

Common Stock Shares Owned by Management
Balance at January 1, 2007	765,008
Shares issued	-
Shares repurchased	(93,500)
Balance at June 30, 2007	671,508

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

Following is a summary of the Company’s segment information.

	Three months ended		Six months ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net Sales
Siding, Fencing, Railing and Decking	$246,972	$128,652	$416,486	$229,206
Windows and Doors	143,723	159,459	259,483	275,216
	$390,695	$288,111	$675,969	$504,422
Operating earnings
Siding, Fencing, Railing and Decking	$37,123	$20,365	$36,708	$29,755
Windows and Doors	16,265	14,765	23,792	20,989
Unallocated	(1,788)	(1,076)	(3,741)	(2,461)
	$51,600	$34,054	$56,759	$48,283

	As of	As of
	June 30, 2007	December 31, 2006
Total Assets
Siding, Fencing, Railing and Decking	$902,026	$885,423
Windows and Doors	684,877	664,808
Unallocated	72,374	99,490
	$1,659,277	$1,649,721

11.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The senior subordinated notes due in 2012 are issued by our direct subsidiary, Ply Gem Industries, Inc. and are secured by full and unconditional guarantees on a joint and several basis from certain of the Company’s 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and July 1, 2006.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$370,127	$20,568	$-	$390,695
Costs and Expenses:
Cost of products sold	-	-	279,385	13,511	-	292,896
Selling, general and
administrative expense	-	1,788	36,627	3,482	-	41,897
Intercompany administrative
charges	-	(3,705)	3,705	-	-	-
Amortization of intangible assets	-	-	4,302	-	-	4,302
Total Costs and Expenses	-	(1,917)	324,019	16,993	-	339,095
Operating earnings	-	1,917	46,108	3,575	-	51,600
Foreign currency gain	-	-	-	1,992	-	1,992
Intercompany interest	-	22,497	(22,399)	(98)	-	-
Interest expense	-	(24,149)	-	(531)	-	(24,680)
Investment income	-	153	69	23	-	245
Other expense	-	(1,143)	-	-	-	(1,143)
Income before equity in
subsidiaries' income	-	(725)	23,778	4,961	-	28,014
Equity in subsidiaries' income	17,270	18,268	-	-	(35,538)	-
Income before income tax
provision	17,270	17,543	23,778	4,961	(35,538)	28,014
Provision for income taxes	-	273	8,834	1,637	-	10,744
Net income	$17,270	$17,270	$14,944	$3,324	$(35,538)	$17,270

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended July 1, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$270,757	$17,354	$-	$288,111
Costs and Expenses:
Cost of products sold	-	-	207,256	11,995	-	219,251
Selling, general and
administrative expense	-	1,076	27,548	3,211	-	31,835
Intercompany administrative
charges	-	(2,709)	2,709	-	-	-
Amortization of intangible assets	-	-	2,971	-	-	2,971
Total Costs and Expenses	-	(1,633)	240,484	15,206	-	254,057
Operating earnings	-	1,633	30,273	2,148	-	34,054
Foreign currency gain	-	-	-	1,164	-	1,164
Intercompany interest	-	15,727	(15,516)	(211)	-	-
Interest expense	-	(16,713)	(42)	(443)	-	(17,198)
Investment income	-	125	87	45	-	257
Other expense	-	(441)	-	-	-	(441)
Income before equity in
subsidiaries' income	-	331	14,802	2,703	-	17,836
Equity in subsidiaries' income	10,878	10,679	-	-	(21,557)	-
Income before provision
for income taxes	10,878	11,010	14,802	2,703	(21,557)	17,836
Provision for income taxes	-	132	5,907	919	-	6,958
Net income	$10,878	$10,878	$8,895	$1,784	$(21,557)	$10,878

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$639,319	$36,650	$-	$675,969
Costs and Expenses:
Cost of products sold	-	-	506,147	24,833	-	530,980
Selling, general and
administrative expense	-	3,741	68,834	6,719	-	79,294
Intercompany administrative
charges	-	(6,397)	6,397	-	-	-
Amortization of intangible assets	-	-	8,936	-	-	8,936
Total Costs and Expenses	-	(2,656)	590,314	31,552	-	619,210
Operating earnings	-	2,656	49,005	5,098	-	56,759
Foreign currency gain	-	-	-	2,208	-	2,208
Intercompany interest	-	46,198	(46,001)	(197)	-	-
Interest expense	-	(48,894)	(1)	(1,051)	-	(49,946)
Investment income	-	448	328	46	-	822
Other expense	-	(1,143)	-	-	-	(1,143)
Income before equity in
subsidiaries' income	-	(735)	3,331	6,104	-	8,700
Equity in subsidiaries' income	6,406	7,418	-	-	(13,824)	-
Income before income taxes
provision	6,406	6,683	3,331	6,104	(13,824)	8,700
Provision for income taxes	-	277	3	2,014	-	2,294
Net income	$6,406	$6,406	$3,328	$4,090	$(13,824)	$6,406

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended July 1, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$473,457	$30,965	$-	$504,422
Costs and Expenses:
Cost of products sold	-	-	370,618	21,681	-	392,299
Selling, general and
administrative expense	-	2,461	49,814	6,041	-	58,316
Intercompany administrative
charges	-	(4,733)	4,733	-	-	-
Amortization of intangible assets	-	-	5,524	-	-	5,524
Total Costs and Expenses	-	(2,272)	430,689	27,722	-	456,139
Operating earnings	-	2,272	42,768	3,243	-	48,283
Foreign currency gain	-	-	-	1,093	-	1,093
Intercompany interest	-	29,993	(29,572)	(421)	-	-
Interest expense	-	(31,644)	-	(880)	-	(32,524)
Investment income	-	201	146	66	-	413
Other expense	-	(2,497)	-	-	-	(2,497)
Income before equity in
subsidiaries' income	-	(1,675)	13,342	3,101	-	14,768
Equity in subsidiaries' income	8,962	10,053	-	-	(19,015)	-
Income before income taxes
and cumulative effect of accounting change	8,962	8,378	13,342	3,101	(19,015)	14,768
Provision (benefit) for income taxes	-	(670)	5,336	1,054	-	5,720
Income before cumulative
effect of accounting change	8,962	9,048	8,006	2,047	(19,015)	9,048
Cumulative effect of accounting change	-	(86)	-	-	-	(86)
Net income	$8,962	$8,962	$8,006	$2,047	$(19,015)	$8,962

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$23,402	$17,503	$3,360	$-	$44,265
Accounts receivable, net	-	-	169,476	11,288	-	180,764
Inventories:
Raw materials	-	-	50,433	4,351	-	54,784
Work in process	-	-	21,203	1,277	-	22,480
Finished goods	-	-	39,109	3,899	-	43,008
Total inventory	-	-	110,745	9,527	-	120,272
Prepaid expenses and other
current assets	-	3,705	9,638	612	-	13,955
Deferred income taxes	-	-	18,615	-	-	18,615
Total current assets	-	27,107	325,977	24,787	-	377,871
Investments in subsidiaries	235,446	178,235	-	-	(413,681)	-
Property and Equipment, at cost:
Land	-	-	3,840	164	-	4,004
Buildings and improvements	-	106	37,894	829	-	38,829
Machinery and equipment	-	49	211,548	5,523	-	217,120
	-	155	253,282	6,516	-	259,953
Less accumulated depreciation	-	(105)	(62,349)	(1,810)	-	(64,264)
Total property and equipment,
net	-	50	190,933	4,706	-	195,689
Other Assets:
Goodwill	-	-	778,274	43,201	-	821,475
Intangible assets, net	-	-	220,836	-	-	220,836
Intercompany note receivable	-	1,058,345	-	-	(1,058,345)	-
Other	-	43,129	277	-	-	43,406
Total other assets	-	1,101,474	999,387	43,201	(1,058,345)	1,085,717
	$235,446	$1,306,866	$1,516,297	$72,694	$(1,472,026)	$1,659,277

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$6,623	$-	$250	$-	$6,873
Accounts payable	-	416	93,085	4,938	-	98,439
Accrued expenses and taxes	-	16,975	79,145	4,207	-	100,327
Total current liabilities	-	24,014	172,230	9,395	-	205,639
Deferred income taxes	-	-	100,381	3,633	-	104,014
Intercompany note payable	-	-	1,053,999	4,346	(1,058,345)	-
Other long term liabilities	-	13,162	41,314	1,021	-	55,497
Long-term debt, less current
maturities	-	1,034,244	-	24,437	-	1,058,681
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	179,820	179,820	95,959	5,360	(281,139)	179,820
Retained earnings	50,034	50,034	52,414	17,985	(120,433)	50,034
Accumulated other
comprehensive income (loss)	5,592	5,592	-	6,517	(12,109)	5,592
	$235,446	$1,306,866	$1,516,297	$72,694	$(1,472,026)	$1,659,277

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$36,532	$13,419	$3,323	$-	$53,274
Accounts receivable, net	-	-	122,051	8,744	-	130,795
Inventories:
Raw materials	-	-	46,465	4,471	-	50,936
Work in process	-	-	24,400	939	-	25,339
Finished goods	-	-	49,832	2,049	-	51,881
Total inventory	-	-	120,697	7,459	-	128,156
Prepaid expenses and other
current assets	-	11,157	9,291	425	-	20,873
Deferred income taxes	-	-	18,770	-	-	18,770
Total current assets	-	47,689	284,228	19,951	-	351,868
Investments in subsidiaries	227,716	139,930	-	-	(367,646)	-
Property and Equipment, at cost:
Land	-	-	3,840	150	-	3,990
Buildings and improvements	-	106	34,062	721	-	34,889
Machinery and equipment	-	49	211,115	4,391	-	215,555
	-	155	249,017	5,262	-	254,434
Less accumulated depreciation	-	(85)	(46,153)	(1,359)	-	(47,597)
Total property and equipment, net	-	70	202,864	3,903	-	206,837
Other Assets:
Goodwill	-	-	770,940	40,345	-	811,285
Intangible assets, net	-	-	232,833	-	-	232,833
Intercompany note receivable	-	1,058,346	-	-	(1,058,346)	-
Other	-	40,358	6,540	-	-	46,898
Total other assets	-	1,098,704	1,010,313	40,345	(1,058,346)	1,091,016
	$227,716	$1,286,393	$1,497,405	$64,199	$(1,425,992)	$1,649,721

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$5,620	$-	$250	$-	$5,870
Accounts payable	-	484	90,356	4,728	-	95,568
Accrued expenses and taxes	-	19,545	90,319	3,663	-	113,527
Total current liabilities	-	25,649	180,675	8,641	-	214,965
Deferred income taxes	-	-	105,729	2,125	-	107,854
Intercompany note payable	-	-	1,054,000	4,346	(1,058,346)	-
Other long term liabilities	-	14,697	40,661	934	-	56,292
Long-term debt, less current
maturities	-	1,018,331	-	24,563	-	1,042,894
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	181,792	181,792	66,689	6,440	(254,921)	181,792
Retained earnings	43, 628	43,628	49,651	13,895	(107,174)	43,628
Accumulated other
comprehensive income (loss)	2,296	2,296	-	3,255	(5,551)	2,296
	$227,716	$1,286,393	$1,497,405	$64,199	$(1,425,992)	$1,649,721

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$6,406	$6,406	$3,328	$4,090	$(13,824)	$6,406
Adjustments to reconcile net
income to cash provided by
operating activities:
Depreciation and amortization
expense	-	20	25,211	321	-	25,552
Non-cash interest expense, net	-	3,442	-	-	-	3,442
Gain on foreign currency transactions	-	-	-	(2,208)	-	(2,208)
Loss on sale of asset	-	-	57	-	-	57
Deferred income taxes	-	-	(1,445)	1,205	-	(240)
Equity in subsidiaries' net income	(6,406)	(7,418)	-	-	13,824	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(46,432)	(1,587)	-	(48,019)
Inventories	-	-	6,445	(1,261)	-	5,184
Prepaid expenses and other
current assets	-	3,314	5,540	(118)	-	8,736
Accounts payable	-	(68)	2,734	(218)	-	2,448
Accrued expenses and taxes	-	(3,514)	(11,711)	182	-	(15,043)
Other	-	-	48	209	-	257
Net cash provided by (used in)
operating activities	-	2,182	(16,225)	615	-	(13,428)
Cash flows from investing activities:
Capital expenditures	-	-	(6,459)	(742)	-	(7,201)
Proceeds from sale of building	-	-	15	-	-	15
Acquisitions, net of cash acquired	-	(223)	-	-	-	(223)
Other	-	-	-	-	-	-
Net cash used in investing
activities	-	(223)	(6,444)	(742)	-	(7,409)
Cash flows from financing activities:
Proceeds from long-term debt	-	-	-	-	-	-
Proceeds from revolver borrowings	-	30,000	-	-	-	30,000
Proceeds from intercompany
investment, net	-	(25,853)	25,853	-	-	-
Payments on long-term debt	-	(3,061)	-	(126)	-	(3,187)
Payment on revolver borrowings	-	(10,000)	-	-	-	(10,000)
Debt issuance costs	-	(2,100)	-	-	-	(2,100)
Equity contribution (distribution)	-	(3,175)	-	-	-	(3,175)
Net cash provided by (used in)
financing activities	-	(14,189)	25,853	(126)	-	11,538
Impact of exchange rate movement
on cash	-	-	-	290	-	290
Net increase (decrease) in cash
and cash equivalents	-	(12,230)	3,184	37	-	(9,009)
Cash and cash equivalents at the
beginning of the period	-	35,632	14,319	3,323	-	53,274
Cash and cash equivalents at the end
of the period	$-	$23,402	$17,503	$3,360	$-	$44,265

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 1, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$8,962	$8,962	$8,006	$2,047	$(19,015)	$8,962
Adjustments to reconcile net
income to cash provided by
operating activities:
Depreciation and amortization
expense	-	20	14,253	271	-	14,544
Fair value premium on purchased
inventory	-	-	304	-	-	304
Non-cash interest expense, net	-	2,662	-	-	-	2,662
Gain on foreign currency transactions	-	-	-	(1,093)	-	(1,093)
Loss on sale of asset	-	-	572	-	-	572
Other non-cash items	-	1,094	1,388	-	-	2,482
Deferred income taxes	-	-	1,535	1,257	-	2,792
Equity in subsidiaries' net income	(8,962)	(10,053)	-	-	19,015	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(30,280)	(2,431)	-	(32,711)
Inventories	-	-	(5,934)	(1,068)	-	(7,002)
Prepaid expenses and other
current assets	-	(1,303)	3,718	(279)	-	2,136
Accounts payable	-	(66)	10,308	1,260	-	11,502
Accrued expenses and taxes	-	(744)	7,094	1,282	-	7,632
Other	-	-	(2)	(175)	-	(177)
Net cash provided by (used in)
operating activities	-	572	10,962	1,071	-	12,605
Cash flows from investing activities:
Capital expenditures	-	-	(9,616)	(1,259)	-	(10,875)
Proceeds from sale of building	-	-	497	-	-	497
Acquisitions, net of cash acquired	-	(120,710)	-	-	-	(120,710)
Net cash used in investing
activities	-	(120,710)	(9,119)	(1,259)	-	(131,088)
Cash flows from financing activities:
Proceeds from long-term debt	-	122,320	-	488	-	122,808
Proceeds from revolver borrowings	-	15,000	-	-	-	15,000
Proceeds from intercompany
investment, net	-	1,798	(1,798)	-	-	-
Payments on long-term debt	-	(936)	-	(64)	-	(1,000)
Payment on revolver borrowings	-	(15,000)	-	-	-	(15,000)
Debt issuance costs	-	(2,249)	-	-	-	(2,249)
Equity contribution (distribution)	-	1,725	-	-	-	1,725
Net cash provided by (used in)
financing activities	-	122,658	(1,798)	424	-	121,284
Impact of exchange rate movement
on cash	-	-	-	157	-	157
Net increase (decrease) in cash
and cash equivalents	-	2,520	45	393	-	2,958
Cash and cash equivalents at the
beginning of the period	-	9,501	9,130	3,542	-	22,173
Cash and cash equivalents at the end
of the period	$-	$12,021	$9,175	$3,935	$-	$25,131

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited Condensed Consolidated Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Ply Gem Holdings, Inc.’s Annual Report on Form 10-K.  Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements”.  See “Special Note Regarding Forward-Looking Statements.”  As used in this Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our” refer to Ply Gem Holdings, Inc. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

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

Comparability.  The data presented for the six month period ended July 1, 2006 includes the addition of Alenco for the period February 25, 2006 through July 1, 2006.  As a result, the 2006 period will not be directly comparable to the 2007 period.  In addition, because of the AHE Acquisition during the fourth quarter of 2006, 2007 and future periods will not be comparable to the periods in 2006 prior to the AHE Acquisition.

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

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates.  Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory.  Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at June 30, 2007 would result in a $0.6 million and $1.0 million impact upon SG&A expense and cost of products sold, respectively.  Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

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

Inventories.  Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market.  At June 30, 2007, and December 31, 2006 approximately $12.0 million and $9.6 million of total inventories, respectively, were valued on the last-in, first-out method, or “LIFO.”  Under the first-in, first-out method, or “FIFO,” of accounting, such inventories would have been approximately $4.7 million higher at each of June 30, 2007 and December 31, 2006.  All other inventories were valued under the FIFO method.  We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Asset Impairment.  In accordance with SFAS No. 144, if a triggering event occurs, we would evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and purchased intangible assets subject to amortization, based on expectations of non-discounted future cash flows for each asset group having a material amount of long-lived assets. If circumstances indicate a potential impairment, and if the sum of the expected non-discounted future cash flow is less than the carrying amount of all assets including SFAS No. 144 long-lived assets, we would recognize an impairment loss.

Goodwill and Indefinite Lived Intangibles Impairment.  In accordance with SFAS No. 142, we perform annual tests for goodwill and indefinite lived intangibles impairment.  We assess goodwill and indefinite lived intangibles which are not subject to amortization for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  Based upon our most recent analysis and the fact that no adverse events have been identified, we believe that no impairment of goodwill or indefinite lived intangibles existed at June 30, 2007 or December 31, 2006.

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

	Three months ended		Six months ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net Sales
Siding, Fencing, Railing and Decking	$246,972	$128,652	$416,486	$229,206
Windows and Doors	143,723	159,459	259,483	275,216
Operating earnings
Siding, Fencing, Railing and Decking	37,123	20,365	36,708	29,755
Windows and Doors	16,265	14,765	23,792	20,989
Unallocated	(1,788)	(1,076)	(3,741)	(2,461)
Foreign currency gain
Windows and Doors	1,992	1,164	2,208	1,093
Interest expense, net of investment income
Siding, Fencing, Railing and Decking	49	59	75	101
Windows and Doors	(488)	(370)	(753)	(769)
Unallocated	(23,996)	(16,630)	(48,446)	(31,443)
Other expense
Unallocated	(1,143)	(441)	(1,143)	(2,497)
Income tax expense
Unallocated	10,744	6,958	2,294	5,720

Net income before cumulative effect
of accounting change	17,270	10,878	6,406	9,048
Cumulative effect of accounting change	-	-	-	(86)
Net income before cumulative effect	$17,270	$10,878	$6,406	$8,962

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

Siding, Fencing, Railing and Decking Segment

	For the three months ended
(dollars in thousands)	June 30, 2007		July 1, 2006
	(unaudited)		(unaudited)

Statement of operations data:
Net Sales	$246,972	100.0%	$128,652	100.0%
Cost of products sold	184,399	74.7%	97,648	75.9%
Gross Profit	62,573	25.3%	31,044	24.1%
S,G&A expense	23,244	9.4%	9,833	7.6%
Amortization of intangible assets	2,206	0.9%	806	0.6%
Operating earnings	$37,123	15.0%	$20,365	15.8%

Net Sales

Net sales for the three months ended June 30, 2007 increased compared to the same period in 2006 by approximately $118.3 million, or 92%.  The increase in net sales was driven by AHE’s sales of approximately $140.3 million, partially offset by industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector of the market and overall softness in repair and remodeling expenditures which negatively impacted demand for our products. According to the National Association of Home Builders (“NAHB”), second quarter 2007 single family housing starts are estimated to show a decline of approximately 23.7% from actual levels achieved in the second quarter of 2006.  Additionally, the new construction sector of the market is expected to continue to be negatively impacted during the balance of 2007, as single family housing starts are projected to remain below levels achieved in 2006 according to the NAHB July 10, 2007 forecast.

Cost of Products Sold

Cost of products sold for the three months ended June 30, 2007 increased over the same period in 2006 by approximately $86.8 million, or 89%.  The increase in cost of products sold was primarily due to the addition of AHE.  Cost of products sold as a percentage of net sales for the three months ended June 30, 2007 decreased over the same period in 2006 from 75.9% to 74.7%.  The decrease in cost of products sold as a percentage of net sales resulted from cost savings that are being realized as a result of the Company’s acquisition of AHE on October 31, 2006.  These cost savings include reduced purchased cost on certain raw materials, reduced fixed overhead and other manufacturing efficiency improvements.  Additionally, in light of current market conditions for building material products, the Company has adjusted the size of its workforce and fixed overhead structure including the closure of one of its vinyl siding plants in Atlanta, GA which ceased production in April of 2007.

Selling, general and administrative expense

SG&A expense for the three months ended June 30, 2007 increased by approximately $13.4 million, or 136%, from the same period in 2006. The increase in SG&A expenses was due to the addition of approximately $13.4 million from AHE.

Amortization of intangible assets

Amortization expense for the three months ended June 30, 2007 increased by approximately $1.4 million due to the addition of AHE operations.

	For the six months ended
(dollars in thousands)	June 30, 2007		July 1, 2006
	(unaudited)		(unaudited)

Statement of operations data:
Net Sales	$416,486	100.0%	$229,206	100.0%
Cost of products sold	331,984	79.7%	179,185	78.2%
Gross Profit	84,502	20.3%	50,021	21.8%
S,G&A expense	43,056	10.3%	18,655	8.1%
Amortization of intangible assets	4,738	1.1%	1,611	0.7%
Operating earnings	$36,708	8.8%	$29,755	13.0%

Net Sales

Net sales for the six months ended June 30, 2007 increased compared to the same period in 2006 by approximately $187.3 million, or 82%.  The increase in net sales was driven by AHE’s sales of approximately $236.0 million, but was partially offset by industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector of the market and overall softness in repair and remodeling expenditures which negatively impacted demand for our products. Additionally, the new construction sector of the market is expected to continue to be negatively impacted during the balance of 2007, as single family housing starts are projected to remain below levels achieved in 2006 according to the NAHB’s July 10, 2007 forecast.

Cost of Products Sold

Cost of products sold for the six months ended June 30, 2007 increased over the same period in 2006 by approximately $152.8 million, or 85%.  The increase in cost of products sold was primarily due to the addition of AHE.  The increase in cost of products sold as a percentage of sales was also due to the addition of AHE which has a mix of products sold that carry lower gross profit margins than in Ply Gem’s other Siding, Fencing, Railing and Decking businesses, but were partially offset by cost savings that the Company is realizing from its acquisition of AHE which include reduced purchased cost on certain raw materials, reduced fixed overhead and other manufacturing efficiency improvements.  Additionally, in light of current market conditions for building material products, the Company has adjusted the size of its workforce and fixed overhead structure including the closure of one of its vinyl siding plants in Atlanta, GA which ceased production in April of 2007.

Selling, general and administrative expense

SG&A expense for the six months ended June 30, 2007 increased by approximately $24.4 million, or 131%, from the same period in 2006. The increase in SG&A expenses was due to the addition of approximately $24.2 million from AHE.

Amortization of intangible assets

Amortization expense for the six months ended June 30, 2007 increased by approximately $3.1 million due to the addition of AHE operations.

Windows and Doors Segment

	For the three months ended
(dollars in thousands)	June 30, 2007		July 1, 2006
	(unaudited)		(unaudited)

Statement of operations data:
Net Sales	$143,723	100.0%	$159,459	100.0%
Cost of products sold	108,497	75.5%	121,603	76.3%
Gross Profit	35,226	24.5%	37,856	23.7%
S,G&A expense	16,865	11.7%	20,926	13.1%
Amortization of intangible assets	2,096	1.5%	2,165	1.4%
Operating earnings	$16,265	11.3%	$14,765	9.3%
Currency transaction gain/(loss)	1,992	1.4%	1,164	0.7%

Net Sales

Net sales for the three months ended June 30, 2007 decreased compared to the same period in 2006 by approximately $15.7 million, or 10%.  The decrease was due to lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as discussed above and demand for our repair and remodeling windows which declined due to a slowdown in the remodeling and replacement activity across the U.S. and the discontinuation of an unprofitable mechanical window product line that was produced at our Sarver, PA facility which was closed in June 2006. The decline in sales of our U.S. windows and doors was partially offset by a 19% increase in sales of our Canadian window and door business.

Cost of Products Sold

Cost of products sold for the three months ended June 30, 2007 decreased by approximately $13.1 million, or 11%, over the same period in 2006. The decrease in cost of products sold was primarily driven by the lower level of sales, but partially offset by cost savings initiatives implemented by management in response to the decline in demand due to the downturn in the U.S. housing market.

Selling, general and administrative expense

SG&A expense for the three months ended June 30, 2007 decreased by approximately $4.1 million, or 19%, over the same period in 2006.  The decrease in SG&A expense was driven by lower selling and salary expenses of approximately $1.9 million during the current period and approximately $1.6 million of restructuring costs due to the closure of the Sarver, PA facility, and approximately $0.6 million due to the loss on the sale of the Sarver building incurred during the same period in 2006.

Amortization of intangible assets

Amortization expense for the three months ended June 30, 2007 decreased by less than $0.1 million.

	For the six months ended
(dollars in thousands)	June 30, 2007		July 1, 2006
	(unaudited)		(unaudited)

Statement of operations data:
Net Sales	$259,483	100.0%	$275,216	100.0%
Cost of products sold	198,996	76.7%	213,114	77.4%
Gross Profit	60,487	23.3%	62,102	22.6%
S,G&A expense	32,497	12.5%	37,200	13.5%
Amortization of intangible assets	4,198	1.6%	3,913	1.4%
Operating earnings	$23,792	9.2%	$20,989	7.6%
Currency transaction gain/(loss)	2,208	0.9%	1,093	0.4%

Net Sales

Net sales for the six months ended June 30, 2007 decreased compared to the same period in 2006 by approximately $15.7 million, or 6%.  However, Alenco contributed sales of approximately $30.7 million for the first quarter of 2007 as compared to $13.9 million for one month of sales in the first quarter of 2006, due the acquisition of Alenco at the end of February 2006.  The increase in sales due to Alenco was more than offset by lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as discussed above. In addition, demand for our repair and remodeling windows declined due to a slowdown in the remodeling and replacement activity across the U.S. and the discontinuation of an unprofitable mechanical window product line that was produced at our Sarver, PA facility which was closed in June 2006.

Cost of Products Sold

Cost of products sold for the six months ended June 30, 2007 decreased by approximately $14.1 million, or 7%, over the same period in 2006. The decrease in cost of products sold was primarily driven by the lower level of sales in our new construction window products and the discontinued mechanical window product line discussed above, but was partially offset by higher cost of products sold for Alenco.  The cost of products sold associated with Alenco for 2007 included 6 months as compared to only 4 months in 2006.

Selling, general and administrative expense

SG&A expense for the six months ended June 30, 2007 decreased by approximately $4.7 million, or 13%, over the same period in 2006.  The decrease in SG&A expense was driven by a reduction to the 2007 net expense due to approximately $1.2 million of cash received from an accounts receivable that had been fully reserved in periods prior to 2006.  Other decreases in SG&A expense were primarily in our repair and remodeling window business, and were largely attributable to lower salary expenses and professional fees of approximately $2.7 and marketing and other general expenses of approximately $1.2 million.  SG&A expenses for the first six months of 2006 included approximately $1.6 million of restructuring costs due to the closure of the Sarver, PA facility, and approximately $0.6 million due to the loss on the sale of the Sarver building.  The decreases were partially offset by higher SG&A expenses of approximately $2.6 million due to the addition of Alenco for a portion of the first quarter in 2006 as compared to the entire quarter in 2007.

Amortization of intangible assets

Amortization expense for the six months ended June 30, 2007 increased by approximately $0.3 million due to the addition of Alenco operations during the first quarter of 2006.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the three months ended
(dollars in thousands)	June 30, 2007	July 1, 2006
	(unaudited)	(unaudited)

Statement of operations data:
Operating earnings (loss)	$(1,788)	$(1,076)
Interest expense, net	(23,996)	(16,630)
Other expense	(1,143)	(441)
Income tax provision	10,744	6,958

Operating earnings (loss)  Unallocated operating loss for the three months ended June 30, 2007 increased by approximately $0.7 million over the same period in 2006.  The increase was driven by a slightly larger corporate staff and an increase in professional fees.

Interest expense  Interest expense for the three months ended June 30, 2007 increased by approximately $7.4 million over the same period in 2006.  The increase consists of approximately $5.3 million as a result of increased borrowings due to the AHE Acquisition in October 2006, approximately $1.0 million due to higher interest rates on our variable rate debt, and approximately $1.1 million due to higher revolver borrowings and higher amortization of deferred financing costs.

Other expense   Expenses recognized as ‘other expense’ during the three months ended June 30, 2007 of approximately $1.1 million is primarily due to third-party charges associated with the cost of refinancing the Company’s credit agreement on April 5, 2007.

Income taxes  The income tax provision for the three months ended June 30, 2007 increased approximately $3.8 million over the same period in 2006, primarily as a result of the larger pre-tax income for the 2007 period versus the 2006 period.  Our effective tax rate for the three months ended June 30, 2007 was 38.4%, compared to 39.0% for the same period in 2006.  The lower effective tax rate for the 2007 period is primarily the result of  an anticipated reduction in the effective tax rate that was attributable to a higher percentage of earnings in lower tax-rate jurisdictions, as compared to the 2006 period.

	For the six months ended
(dollars in thousands)	June 30, 2007	July 1, 2006
	(unaudited)	(unaudited)

Statement of operations data:
Operating earnings (loss)	$(3,741)	$(2,461)
Interest expense, net	(48,446)	(31,443)
Other expense	(1,143)	(2,497)
Income tax provision	2,294	5,720
Cumulative effect of accounting change	-	(86)

Operating earnings (loss)  Unallocated operating loss for the six months ended June 30, 2007 increased by approximately $1.3 million over the same period in 2006.  The increase was driven by a slightly larger corporate staff and an increase in professional fees.

Interest expense   Interest expense for the six months ended June 30, 2007 increased by approximately $17.0 million over the same period in 2006. The increase consists of approximately $12.3 million as a result of increased borrowings due to the AHE Acquisition in October 2006, approximately $1.6 million as a result of increased borrowings due to the Alenco Acquisition in February 2006, approximately $2.1 million due to higher interest rates on our variable rate debt, and approximately $1.0 million due to higher revolver borrowings and higher amortization of deferred financing costs.

Other expense   Expenses recognized as ‘other expense’ during the six months ended June 30, 2007 of approximately $1.1 million is primarily due to third-party charges associated with the cost of refinancing the Company’s credit agreement on April 5, 2007.  Expenses recognized during the same period of the prior year were a result of third-party charges associated with acquisition financing costs.

Income taxes  The income tax provision for the six months ended June 30, 2007 decreased approximately $3.4 million over the same period in 2006, primarily as a result of the lower pre-tax income for the 2007 period versus the 2006 period. The benefit for the quarter included approximately $1.0 million of adjustments to our prior year estimated tax provision.  The adjustments primarily relate to differences in tax amounts originally recorded for income taxes and amounts owed based on the ultimately filed tax returns.  Excluding these adjustments, our effective tax rate for the six months ended June 30, 2007, was 37.5% compared to 38.7% over the same period in 2006.   The lowered effective tax rate for the 2007 period was primarily the result of a lower anticipated effective tax rate that is attributable to an increased percentage of pre-tax earnings in lower tax-rate jurisdictions for the 2007 period as compared to the same period in 2006.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our credit facilities.

Net cash provided by (used in) operating activities for the first six months of 2007 and 2006 was approximately $(13.4) million and $12.6 million, respectively.  The increase in net cash used in operating activities for the 2007 period compared to the 2006 period was primarily driven by changes in AHE working capital during 2007, including an increase in accounts receivable of approximately $22.0 million, a decrease in inventory of approximately $20.7 million, and a decrease in accounts payable of approximately $17.4 million.

Net cash used in investing activities for the first six months of 2007 and 2006 was approximately $7.4 million and $131.1 million, respectively.  The decrease in cash used in investing activities during the 2007 period was driven by the cash used to fund the Alenco Acquisition during 2006.  Our capital expenditures for the first six months of 2007 and 2006 were approximately $7.2 million and $10.9 million, respectively.

Net cash provided by financing activities for the first six months of 2007 and 2006 was approximately $11.5 million and $121.3 million, respectively.  The cash provided by financing activities for the 2006 period was driven by the cash provided from our new capital structure that resulted from the consummation of the Alenco Acquisition.

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our credit facilities.  As of June 30, 2007, we had approximately $1,065.6 million of indebtedness and $51.7 million of availability under the revolving credit facility.  The Company’s senior credit facilities with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to $762.1 million, consisting of $687.1 million of term loan facilities maturing in August 2011 and a $75.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009.  The term loan facility was drawn in full in and has two tranches, originally consisting of: 1) a $662.3 million tranche under which Ply Gem Industries, Inc. is the borrower, and 2) a $24.8 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower.  As of June 30, 2007 the balances of the two tranches were approximately $660.7 million and $24.7 million, respectively.

The borrowings under the revolving portion of the credit facilities will be available until its maturity to fund our working capital requirements, capital expenditures and other general corporate needs.  The revolving portion of the credit facilities matures in February 2009 and has no scheduled amortization or commitment reductions.  The term loan portion of the credit facilities matures in August 2011 and has quarterly scheduled amortizations of approximately $1.7 million and a final payment of $659.6 million on the maturity date.

The term loans will mature on August 15, 2011, and will amortize in an amount equal to 1% per annum of the initial principal amount outstanding, payable in equal quarterly installments beginning on June 30, 2007 and ending on March 31, 2011, with the balance payable on August 15, 2011. The credit agreement contains affirmative, negative and financial covenants customary for such financings. The credit agreement governing the credit facilities requires Ply Gem to maintain a maximum total leverage ratio of 6.75 to 1.0 until December 31, 2008; thereafter, the maximum total leverage ratio that Ply Gem is permitted to have declines over time, from 6.75 to 1.0 to 6.25 to 1.0.  Certain mandatory prepayments under the credit facilities will be required upon the occurrence of certain events, including the incurrence of certain additional indebtedness and the sale of certain assets.

Under the terms of our credit facilities, we are permitted to use the excess cash flow and/or a portion of the revolving credit portion of the credit facilities to repurchase up to $40.0 million aggregate principal amount of the Senior Subordinated Notes.  Subject to market conditions, our capital needs and other factors, we may from time to time purchase up to $40.0 million aggregate principal amount of the 9% Senior Subordinated Notes in market transactions, privately negotiated sales or other transactions.  As of June 30, 2007, we had not yet purchased any of our Senior Subordinated Notes.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of this standard.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal interest rate exposure relates to the term loans outstanding under our new senior credit facilities.  We have approximately $685.3 million of term loans outstanding, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $1.7 million per year.  We also have a revolving credit facility which provides for borrowings of up to $75.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities.  Assuming the new revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year.  In the future we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and six month periods ended June 30, 2007, the net impact of foreign currency changes to the Company’s results of operations was a gain of $2.0 million and a gain of $2.2 million.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s equity of approximately $3.3 million for the six months ended June 30, 2007.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  For the six months ended June 30, 2007, we did not have any outstanding foreign currency hedging contracts.

Item 4.     CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting during the three-month period ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PLY GEM HOLDINGS, INC.
(Registrant)

Date: August 13, 2007	By:	/s/ Gary E. Robinette
Name : Gary E. Robinette
Title : President and Chief Executive Officer

Date: August 13, 2007	By:	/s/ Shawn K. Poe
Name : Shawn K. Poe
Title : Vice President, Chief Financial Officer,
Treasurer and Secretary