Form 10-Q
period 2007-11-09
PLY GEM HOLDINGS INC
filed 2007-11-13
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007

or

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

As of November 13, 2007, there were 100 shares of common stock, $0.01 par value, outstanding.

* The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the indenture governing Ply Gem Industries, Inc.’s 9% senior subordinated notes due 2012.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 29, 2007

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.            Condensed Consolidated Financial Statements

Condensed Consolidated Statements of Operations –
Three months ended September 29, 2007 and September 30, 2006                                                                          2

Condensed Consolidated Statements of Operations –
Nine months ended September 29, 2007 and September 30, 2006                                                                            3

Condensed Consolidated Balance Sheets –
September 29, 2007 and December 31, 2006                                                                                                                 4

Condensed Consolidated Statements of Cash Flows –
Nine months ended September 29, 2007 and September 30, 2006                                                                            5

Notes to Condensed Consolidated Financial Statements                                                                                                         6

Item 2.            Management’s Discussion and Analysis of Financial Condition
And Results of Operations                                                                                                                                          26

Item 3.            Quantitative and Qualitative Disclosures about Market Risk                                                                                                38

Item 4.            Controls and Procedures                                                                                                                                                              38

PART II – OTHER INFORMATION

Item 1A.        Risk Factors                                                                                                                                                                                     39

Item 6.           Exhibits                                                                                                                                                                                             39

Signatures                                                                                                                                                                                                               40

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	September 29,	September 30,
	2007	2006
	(Amounts in thousands)

Net Sales	$369,675	$257,058
Costs and Expenses:
Cost of products sold	284,025	196,371
Selling, general and administrative expense	40,588	30,431
Amortization of intangible assets	4,289	2,910
Total Costs and Expenses	328,902	229,712
Operating earnings	40,773	27,346
Foreign currency gain (loss)	1,708	(79)
Interest expense	(24,338)	(16,985)
Investment income	449	373
Other expense	(26)	-
Income before provision for income taxes	18,566	10,655
Provision for income taxes	6,946	4,123
Net Income	$11,620	$6,532

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended
	September 29,	September 30,
	2007	2006
	(Amounts in thousands)

Net Sales	$1,045,644	$761,480
Costs and Expenses:
Cost of products sold	815,005	588,670
Selling, general and administrative expense	119,882	88,747
Amortization of intangible assets	13,225	8,434
Total Costs and Expenses	948,112	685,851
Operating earnings	97,532	75,629
Foreign currency gain	3,916	1,014
Interest expense	(74,284)	(49,509)
Investment income	1,271	786
Other expense	(1,169)	(2,497)
Income before income taxes and
cumulative effect of accounting change	27,266	25,423
Provision for income taxes	9,240	9,843
Income before cumulative effect
of accounting change	18,026	15,580
Cumulative effect of accounting change,
net of income tax benefit of $57	-	(86)
Net income	$18,026	$15,494

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 29,	December 31,
	2007	2006
	(Amounts in thousands, except
	share amounts)

ASSETS
Current Assets:
Cash and cash equivalents	$36,511	$53,274
Accounts receivable, less allowances of $6,935 and $6,802, respectively	168,152	130,795
Inventories:
Raw materials	56,098	50,936
Work in process	23,541	25,339
Finished goods	37,263	51,881
Total inventory	116,902	128,156
Prepaid expenses and other current assets	14,421	20,873
Deferred income taxes	16,687	18,770
Total current assets	352,673	351,868
Property and Equipment, at cost:
Land	4,016	3,990
Buildings and improvements	37,533	34,889
Machinery and equipment	218,002	215,555
Total property and equipment	259,551	254,434
Less accumulated depreciation	(73,616)	(47,597)
Total property and equipment, net	185,935	206,837
Other Assets:
Goodwill	824,226	811,285
Intangible assets, less accumulated amortization of $40,676 and $27,450,
respectively	217,419	232,833
Other	75,932	46,898
Total other assets	1,117,577	1,091,016
	$1,656,185	$1,649,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,873	$5,870
Accounts payable	94,326	95,568
Accrued expenses and taxes	91,841	113,527
Total current liabilities	193,040	214,965
Deferred income taxes	100,356	107,854
Other long term liabilities	55,371	56,292
Long-term debt, less current maturities	1,056,951	1,042,894
Stockholders' Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	180,729	181,792
Retained earnings	61,654	43,628
Accumulated other comprehensive income	8,084	2,296
Total stockholders' equity	250,467	227,716
	$1,656,185	$1,649,721

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended
	September 29,	September 30,
	2007	2006
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$18,026	$15,494
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization expense	39,255	22,723
Fair value premium on purchased inventory	-	304
Non-cash interest expense, net	5,193	3,982
Gain on foreign currency transactions	(3,916)	(1,014)
Loss on sale of assets	292	572
Other non-cash items	-	2,482
Deferred income taxes	1,430	668
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	(34,337)	(21,883)
Inventories	9,395	(7,035)
Prepaid expenses and other current assets	9,583	3,687
Accounts payable	(2,116)	6,986
Accrued expenses and taxes	(23,962)	6,332
Other	85	(368)
Net cash provided by operating activities	18,928	32,930
Cash flows from investing activities:
Capital expenditures	(11,974)	(14,787)
Proceeds from sale of assets	29	4,474
Acquisitions of businesses, net of cash acquired	(35,325)	(120,754)
Net cash used in investing activities	(47,270)	(131,067)
Cash flows from financing activities:
Proceeds from long-term debt	-	122,808
Proceeds from revolver borrowings	50,000	15,000
Payments on long-term debt	(4,906)	(2,000)
Payments on revolver borrowings	(30,000)	(15,000)
Debt issuance costs	(2,100)	(2,249)
Equity contribution (repurchase)	(2,425)	2,718
Net cash provided by financing activities	10,569	121,277
Impact of exchange rate movements on cash	1,010	224

Net increase (decrease) in cash and cash equivalents	(16,763)	23,364

Cash and cash equivalents at the beginning of the period	53,274	22,173

Cash and cash equivalents at the end of the period	$36,511	$45,537

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. (referred to herein as “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2007.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2006 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2007 through September 29, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

The accompanying financial statements include the consolidated results of operations for the Company for the three month and nine month periods ended September 29, 2007 and September 30, 2006, and consolidated financial position for the Company as of September 29, 2007 and December 31, 2006.

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

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. At September 29, 2007 and December 31, 2006, approximately $10.4 million and $9.6 million of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”).  Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $4.8 million and $4.7 million higher at September 29, 2007 and December 31, 2006, respectively.  All other inventories were valued under the FIFO method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

The total amount of unrecognized tax benefits was approximately $6.8 million as of January 1, 2007. Of this amount, approximately $0.1 million, if recognized, would have an impact on the Company’s effective tax rate.  As of September 29, 2007, the Company had unrecognized tax benefits, including interest, of $6.9 million.  Of this amount, approximately $0.2 million, if recognized, would have an impact on the Company’s effective tax rate.  The benefit for the nine months ended September 29, 2007 included approximately $1.0 million of adjustments to correct our prior year estimated tax provision. The Company currently has no ongoing income tax examinations with the Internal Revenue Service or other tax authorities.  The Company’s federal and state income tax filings for the years 2004, 2005 and 2006 remain subject to examination by taxing authorities.  Additionally, the Company has net operating loss carry-forwards from years 1999 through 2003 that could be subject to examination.

Related Party Transactions

The Company has entered into two advisory agreements with an affiliate of Caxton-Iseman Capital or related party, (the “Caxton-Iseman Party”), which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”.  Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $1.1 million and $0.7 million for the three month periods ended September 29, 2007 and September 30, 2006, respectively, and approximately $2.8 million and $1.9 million for the nine month periods ended September 29, 2007 and September 30, 2006, respectively.

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

For the three month periods ending September 29, 2007 and September 30, 2006, the Company recorded a gain from foreign currency transactions of approximately $1.7 million and a loss from foreign currency transactions of approximately $0.1 million, respectively. For the nine month periods ending September 29, 2007 and September 30, 2006, the Company recorded a gain from foreign currency transactions of approximately $3.9 million and $1.0 million, respectively.  As of September 29, 2007, and December 31, 2006 accumulated other comprehensive income included a currency translation adjustment of approximately $9.0 million and $3.3 million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of our siding, fencing, railing and decking segment was approximately $13.6 million and $11.1 million at September 29, 2007 and December 31, 2006, respectively.  This customer accounted for approximately 10.6% of net sales for the nine month period ended September 29, 2007 and approximately 16.5% of net sales for the year ended December 31, 2006.

Fair Value of Financial Instruments

The carrying value of the Company’s senior subordinated notes was approximately $360.2 million and $360.2 million at September 29, 2007 and December 31, 2006, respectively.  The fair value of the Company’s senior subordinated notes at September 29, 2007 and December 31, 2006 was estimated to be approximately $293.4 million and $306.0 million, respectively, based on available market information. The carrying value of the Company’s other financial instruments approximates their fair value.

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
(in thousands)
Other current assets, net of cash	$17,324
Inventories	7,312
Property, plant and equipment	10,580
Trademarks	7,000
Customer relationships	21,950
Goodwill	89,831
Other assets	198
Current liabilities	(11,929)
Other liabilities	(15,477)
Purchase price, net of cash acquired	$126,789

Based on appraisals received for the purchased intangible assets, $7.0 million was assigned to Trademarks and Tradenames with weighted average lives of 15 years, and approximately $22.0 million was assigned to customer relationships with weighted average lives of 15 years.  As a result of this transaction, debt issue costs in the amount of approximately $3.6 million were incurred, of which approximately $2.2 were deferred and approximately $1.4 million were expensed as third-party financing costs. Approximately $89.8 million of goodwill was assigned to the windows and doors segment as a result of the Alenco Acquisition.  None of the goodwill is expected to be deductible for tax purposes.

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

The purchase price was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price.

(in thousands)
Other current assets, net of cash	$83,156
Inventories	73,955
Property, plant and equipment	86,699
Trademarks	23,950
Patents	770
Customer relationships	36,435
Goodwill	150,456
Other assets	6,634
Current liabilities	(115,217)
Other liabilities	(50,978)
Purchase price, net of cash acquired	$295,860

The allocation of the purchase price reported in our 2006 Annual Report on 10K was based on preliminary information.  The above table reflects adjustments for updated information, including asset valuations, as further information has become available.  Property, plant and equipment decreased by approximately $7.3 million primarily due to the receipt of final asset appraisals.    Trademarks and Customer Relationships decreased by a net $2.5 million due to an updated appraisal report received from a third-party valuation specialist.  We recorded a net decrease to goodwill of $3.9 million related to changes in deferred taxes and inventory amounts based on receiving further information about the acquisition date fair value of certain assets and liabilities.  Current liabilities increased by approximately $0.3 million primarily due to an increase to the reserve for exit costs for the shutdown of our Atlanta facility in accordance with EITF 95-3.

Based on appraisals received for the purchased intangible assets, approximately $24.0 million was assigned to Trademarks and Tradenames with weighted average lives of 15 years, approximately $0.8 million was assigned to Patents with weighted average lives of 20 years, and approximately $36.4 million was assigned to customer relationships with weighted average lives of 10 years.

Management is continuing to assess certain assets and liabilities assumed in the transaction and tax-related assets and liabilities

Approximately $150.5 million of goodwill was assigned to the siding, fencing, railing and decking segment as a result of the AHE Acquisition.  None of the goodwill is expected to be deductible for tax purposes.  Total goodwill increased by approximately $12.9 million from December 31, 2006 to September 29, 2007.  An increase of approximately $6.2 million was due to the change in allocation of the AHE purchase price discussed above, a decrease of approximately $0.5 million was due to a deferred tax change in the allocation of the Alenco purchase price, and an increase of approximately $7.2 million was due to currency translation changes.

As of December 31, 2006, the Company had recorded an obligation of $3.5 million in current liabilities for the shut down of AHE’s Atlanta facility in accordance with EITF 95-3.  This accrual included estimates for lease payments and associated costs of the facility through the remaining lease term, severance costs and costs related to the removal of equipment and other costs required to return the facility to a state required by the lessor.  In the first nine months of 2007, cash payments of approximately $2.9 million have reduced the accrual.  In addition, during 2007 the accrual was increased to account for additional exit costs identified of approximately $0.5 million and recorded as an adjustment of the cost of acquiring AHE.  As a result, the accrual at September 29, 2007 is approximately $1.1 million.  This accrual could change in the fourth quarter to the extent that costs of returning the facility to a state required by the lessor are different than currently estimated.  This accrual could also change in the future to the extent that the company is successful in reducing its costs associated with leasing the facility through the end of the lease term in August 2008.

Unaudited pro forma results of operations for the three month and nine month periods ended September 30, 2006, as if all acquisitions had occurred at the beginning of each of the respective periods is as follows:  (in thousands)

	For the three	For the nine
	Months ended	Months ended
	September 30, 2006	September 30, 2006
	(Unaudited)	(Unaudited)

Net Sales	$411,635	$1,232,301

Net income	$2,541	$12,452

Pro forma net income includes adjustments for increases or decreases to depreciation and amortization expense, interest expense, management fees, tax expense, and LIFO, pension and OPEB expenses (in the case of the AHE acquisition).

3.  INTANGIBLE ASSETS

The table that follows presents the components of intangible assets as of September 29, 2007 and December 31, 2006:

	Average
	Amortization
	Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
		(Amounts in thousands)
As of September 29, 2007
Patents	14	$12,770	$(3,352)	$9,418
Trademarks/Tradenames	15	56,094	(8,458)	47,636
Customer relationships/Other	13	156,731	(28,866)	127,865
Total intangible assets		$225,595	$(40,676)	$184,919

Intangible with indefinite lives:
Trademarks		$32,500		$32,500

As of December 31, 2006
Patents	14	$12,770	$(2,648)	$10,122
Trademarks/Tradenames	15	32,145	(5,394)	26,751
Customer relationships/Other	13	155,538	(19,408)	136,130
Total intangible assets		$200,453	$(27,450)	$173,003

Intangible with indefinite lives:
Trademarks		$59,830		$59,830

Amortization expense for the nine month periods ended September 29, 2007 and September 30, 2006 was approximately $13.2 million and $8.4 million, respectively.  Amortization expense for the remainder of 2007 and for fiscal years 2008, 2009, 2010, and 2011 is estimated to be approximately $4.3 million, $17.1 million, $17.0 million, $16.9 million, and $16.7 million, respectively.

During the nine month period ended September 29, 2007 the Company evaluated the appraisals for purchased intangible assets referred to in Note 2, and determined that approximately $27.3 million of AHE Trademarks previously treated as indefinite lived assets should have useful lives of 15 years with a value of approximately $24.0 million.  As such, those assets were reclassified in the above table as of September 29, 2007.

4.  COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
	(Amounts in thousands)

Net income	$11,620	$6,532	$18,026	$15,494
Foreign currency translation adjustment	2,492	(34)	5,788	1,027

Comprehensive income	$14,112	$6,498	$23,814	$16,521

5.  LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at September 29, 2007 and December 31, 2006 consists of the following:
	September 29, 2007	December 31, 2006
	(Amounts in thousands)

Senior term loan facility	$683,627	$688,533
Senior revolving credit facility	20,000	-
Senior subordinated notes	360,197	360,231
	1,063,824	1,048,764
Less current maturities	6,873	5,870
	$1,056,951	$1,042,894

On April 5, 2007, the Company entered into the fifth amendment to its credit facility.  The Company’s senior credit facilities with a syndicate of financial institutions and institutional lenders provide for senior secured financing of up to approximately $762.1 million, consisting of approximately $687.1 million of term loan facilities maturing in August 2011 and a $75.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The term loan facility was drawn in full and has two tranches, originally consisting of: 1) an approximate $662.3 million tranche under which Ply Gem Industries, Inc. is the borrower (the “U.S. Borrower”), and 2) an approximate $24.8 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower (the “Canadian Borrower).  As of September 29, 2007 the balances of the two tranches were approximately $659.0 million and $24.6 million, respectively.

As a result of the refinancing that occurred on April 5, 2007, the Company has evaluated its financing costs in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, and accordingly has expensed approximately $1.1 million of fees, and deferred $2.1 million to be amortized over the remaining life of the loan.

Under the terms of the credit agreement, the Company will be permitted to use its excess cash flow and/or a portion of its revolving credit facility to repurchase up to $40.0 million aggregate principal amount of the Company’s 9% senior subordinated notes due 2012.  Subject to market conditions, its capital needs and other factors, the Company may from time to time purchase up to $40.0 million aggregate principal amount of its 9% senior subordinated notes due 2012 in market transactions, privately negotiated sales or other transactions.  As of September 29, 2007 the Company has not purchased any of its Senior Subordinated Notes.

As of September 29, 2007, the Company had $50.8 million of availability under our revolving credit facility, due to the $20.0 million borrowed under the revolver and approximately $4.2 million of letters of credit issued under the facility.

The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement.  Our rate at September 29, 2007 was approximately 8.1%.

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

The table that follows is a summary of maturities of all of the Company’s long-term debt obligations due in each twelve month period after September 29, 2007:  (Amounts in thousands)

Twelve month period ending:
September 27, 2008	$6,873
October 3, 2009	26,873
October 2, 2010	6,873
October 1, 2011	663,009
September 29, 2012	360,196
Thereafter	-
$1,063,824

As of September 29, 2007, the Company had $50.8 million of availability under our revolving credit facility.  Approximately $4.2 million of letters of credit have been issued under our senior credit facility.  Further, approximately $3.2 million of letters of credit have been issued apart from the senior credit facility to secure certain environmental obligations.

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:
	For the nine months ended September 29, 2007	For the nine months ended September 30, 2006
	(Amounts in thousands)

Service cost	$236	$247
Interest cost	1,471	1,406
Expected return on plan assets	(1,513)	(1,374)

Net periodic expense	$194	$279

7.  COMMITMENTS AND CONTINGENCIES

In connection with the Ply Gem Acquisition, in which Ply Gem Industries, Inc. was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem Acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications then the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the Purchase Agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $8.3 million. The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries.  As of September 29, 2007 and December 31, 2006, the Company has recorded liabilities in relation to these indemnifications of approximately $8.3 million and $8.9 million, respectively, consisting of the following:

	(Amounts in thousands)
	September 29, 2007	December 31, 2006
Product claim liabilities	$3,781	$3,795
Multiemployer pension plan withdrawal liability	3,726	3,860
Other	750	1,219
	$8,257	$8,874

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale, which is recorded in Accrued expenses and Other long-term liabilities.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of September 29, 2007, warranty liabilities of approximately $12.7 million have been recorded in current liabilities and approximately $24.9 million have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the nine months ended September 29, 2007	For the nine months ended September 30, 2006
	(Amounts in thousands)
Balance, beginning of period	$36,947	$10,790
Warranty expense provided during period	2,117	1,323
Settlements made during period	(1,394)	(1,412)
Liability assumed with Alenco Acquisition	-	1,461
Balance, end of period	$37,670	$12,162

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

8.  ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at September 29, 2007 and December 31, 2006:

	September 29, 2007	December 31, 2006
	(Amounts in thousands)
Insurance	$8,202	$8,551
Employee compensation and benefits	16,882	23,701
Sales and marketing	23,305	30,833
Product warranty	12,742	12,310
Short-term product claim liability	2,321	2,321
Accrued freight	3,778	3,959
Interest	4,496	12,789
Accrued severance	-	3,808
Accrued taxes	6,719	2,650
Other, net	13,396	12,605
	$91,841	$113,527

The accrued severance amounts in the above table are a result of the purchase of AHE during the fourth quarter of 2006.  During the first nine months of 2007 cash severance payments were paid out for approximately $3.9 million and the severance accrual estimate was increased by approximately $0.1 million.  No severance costs have been expensed.

Other long-term liabilities consist of the following at September 29, 2007 and December 31, 2006:

	September 29, 2007	December 31, 2006
	(Amounts in thousands)
Insurance	$3,829	$4,097
Pension liabilities	10,729	11,909
Product warranty	24,928	24,637
Long-term product claim liability	1,459	1,474
Long-term deferred compensation	4,696	4,363
Tax liability for uncertain positions	6,916	6,788
Other	2,814	3,024
	$55,371	$56,292

 9.  STOCK-BASED COMPENSATION

Stock Option Plan

A summary of changes in stock options outstanding as of September 29, 2007 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2007	146,194	$10.00	7.88
Granted	98,400	$78.20	-
Forfeited or expired	-	-	-
Balance at September 29, 2007	244,594	$37.44	8.18

As of September 29, 2007, no options have vested.  At September 29, 2007, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over the weighted average period of 3.17 years.

Other Share-Based Compensation

Upon completion of each of the Ply Gem Acquisition, MW Acquisition and Alenco Acquisition, certain members of management made a cash contribution to Ply Gem Prime Holdings, Inc. in exchange for shares of Ply Gem Prime Holdings, Inc.’s common stock.   During 2007 shares were issued to certain members of management in exchange for cash.

A summary of the changes in common stock shares as of September 29, 2007 is presented below.

Common Stock Shares Owned by Management
Balance at January 1, 2007	765,008
Shares issued	11,250
Shares repurchased	(93,500)
Balance at September 29, 2007	682,758

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

The operating earnings of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses.  Unallocated income and expenses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include interest, legal costs, corporate payroll, and unallocated finance and accounting expenses. Unallocated corporate assets include deferred financing costs, cash and certain non-operating receivables.

Following is a summary of the Company’s segment information.  (Amounts in thousands)

	Three months ended		Nine months ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Net Sales
Siding, Fencing, Railing and Decking	$234,218	$110,055	$650,704	$339,261
Windows and Doors	135,457	147,003	394,940	422,219
	$369,675	$257,058	$1,045,644	$761,480
Operating earnings
Siding, Fencing, Railing and Decking	$30,499	$15,615	$67,207	$45,372
Windows and Doors	12,559	16,361	36,351	37,348
Unallocated	(2,285)	(4,630)	(6,026)	(7,091)
	$40,773	$27,346	$97,532	$75,629

	As of	As of
	September 29, 2007	December 31, 2006
Total Assets
Siding, Fencing, Railing and Decking	$877,974	$885,423
Windows and Doors	685,983	664,808
Unallocated	92,228	99,490
	$1,656,185	$1,649,721

11.  SUBSEQUENT EVENTS

On September 30, 2007, the Company acquired CertainTeed Corporation’s vinyl window and patio door business through a stock acquisition.  On the acquisition date, the Company changed the name of the acquired business to Ply Gem Pacific Windows Corporation.  The acquired vinyl window business is a leading manufacturer of premium vinyl windows and doors and produces windows for the residential new construction and remodeling markets and produces and sells window lineals to licensed window fabricators in the Eastern United States.  The Ply Gem Pacific Windows Corporation’s vinyl window and patio door business operates three fabrication facilities which are located in Auburn, WA, Corona, CA, and Sacramento, CA.  The purchase price paid by Ply Gem was approximately $35.0 million of cash.  Although the acquisition occurred in the fourth quarter of 2007, the purchase was funded on September 28, 2007, which was prior to the end of the Company’s third quarter.  As a result, the Company’s balance sheet as of September 29, 2007, reflects the pre-funded amount in other long-term assets and the statements of cash flows reflects the use of cash in the ‘Cash flows from investing activities’ section.  The acquisition date was determined to be September 30, 2007, when the stock certificates were delivered to the Company and the Company assumed the risks and rewards of ownership.

In October 2007, the Company commenced its plan to close its Denison, Texas facility in 2008.  Management expects that the plant closure will reduce costs and increase operating efficiency by increasing capacity utilization, as most of the production will be absorbed by other locations.  Production will begin to be shifted to the other locations during November 2007 and production is expected to cease at the Denison facility during the first quarter of 2008.  The Company expects to incur costs to close the facility during the fourth quarter of 2007 and in 2008.

12.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The senior subordinated notes due in 2012 are issued by our direct subsidiary, Ply Gem Industries, Inc. and are secured by full and unconditional guarantees on a joint and several basis from certain of the Company’s 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of September 29, 2007 and for the three and nine month periods ended September 29, 2007 and September 30, 2006.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 29, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$344,410	$25,265	$-	$369,675
Costs and Expenses:
Cost of products sold	-	-	267,530	16,495	-	284,025
Selling, general and
administrative expense	-	2,285	34,365	3,938	-	40,588
Intercompany administrative
charges	-	(3,444)	3,444	-	-	-
Amortization of intangible assets	-	-	4,289	-	-	4,289
Total Costs and Expenses	-	(1,159)	309,628	20,433	-	328,902
Operating earnings	-	1,159	34,782	4,832	-	40,773
Foreign currency gain	-	-	-	1,708	-	1,708
Intercompany interest	-	22,510	(22,413)	(97)	-	-
Interest expense	-	(23,800)	-	(538)	-	(24,338)
Investment income	-	372	28	49	-	449
Other expense	-	(26)	-	-	-	(26)
Income before equity in
subsidiaries' income	-	215	12,397	5,954	-	18,566
Equity in subsidiaries' income	11,620	11,486	-	-	(23,106)	-
Income before income tax
provision	11,620	11,701	12,397	5,954	(23,106)	18,566
Provision for income taxes	-	81	4,900	1,965	-	6,946
Net income	$11,620	$11,620	$7,497	$3,989	$(23,106)	$11,620

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 30, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$238,443	$18,615	$-	$257,058
Costs and Expenses:
Cost of products sold	-	-	183,847	12,524	-	196,371
Selling, general and
administrative expense	-	4,630	22,826	2,975	-	30,431
Intercompany administrative
charges	-	(2,384)	2,384	-	-	-
Amortization of intangible assets	-	-	2,910	-	-	2,910
Total Costs and Expenses	-	2,246	211,967	15,499	-	229,712
Operating earnings	-	(2,246)	26,476	3,116	-	27,346
Foreign currency loss	-	-	-	(79)	-	(79)
Intercompany interest	-	15,899	(15,688)	(211)	-	-
Interest expense	-	(16,478)	-	(507)	-	(16,985)
Investment income	-	272	56	45	-	373
Income before equity in
subsidiaries' income	-	(2,553)	10,844	2,364	-	10,655
Equity in subsidiaries' income	6,532	8,064	-	-	(14,596)	-
Income before income tax
provision	6,532	5,511	10,844	2,364	(14,596)	10,655
Provision for income taxes	-	(1,021)	4,341	803	-	4,123
Net income	$6,532	$6,532	$6,503	$1,561	$(14,596)	$6,532

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 29, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$983,729	$61,915	$-	$1,045,644
Costs and Expenses:
Cost of products sold	-	-	773,677	41,328	-	815,005
Selling, general and
administrative expense	-	6,026	103,199	10,657	-	119,882
Intercompany administrative
charges	-	(9,841)	9,841	-	-	-
Amortization of intangible assets	-	-	13,225	-	-	13,225
Total Costs and Expenses	-	(3,815)	899,942	51,985	-	948,112
Operating earnings	-	3,815	83,787	9,930	-	97,532
Foreign currency gain	-	-	-	3,916	-	3,916
Intercompany interest	-	68,708	(68,414)	(294)	-	-
Interest expense	-	(72,694)	(1)	(1,589)	-	(74,284)
Investment income	-	820	356	95	-	1,271
Other expense	-	(1,169)	-	-	-	(1,169)
Income before equity in
subsidiaries' income	-	(520)	15,728	12,058	-	27,266
Equity in subsidiaries' income	18,026	18,370	-	-	(36,396)	-
Income before income taxes
provision	18,026	17,850	15,728	12,058	(36,396)	27,266
Provision for income taxes	-	(176)	5,437	3,979	-	9,240
Net income	$18,026	$18,026	$10,291	$8,079	$(36,396)	$18,026

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 30, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$711,900	$49,580	$-	$761,480
Costs and Expenses:
Cost of products sold	-	-	554,465	34,205	-	588,670
Selling, general and
administrative expense	-	7,091	72,640	9,016	-	88,747
Intercompany administrative
charges	-	(7,117)	7,117	-	-	-
Amortization of intangible assets	-	-	8,434	-	-	8,434
Total Costs and Expenses	-	(26)	642,656	43,221	-	685,851
Operating earnings	-	26	69,244	6,359	-	75,629
Foreign currency gain	-	-	-	1,014	-	1,014
Intercompany interest	-	45,892	(45,260)	(632)	-	-
Interest expense	-	(48,122)	-	(1,387)	-	(49,509)
Investment income	-	473	202	111	-	786
Other expense	-	(2,497)	-	-	-	(2,497)
Income (loss) before equity in
subsidiaries' income	-	(4,228)	24,186	5,465	-	25,423
Equity in subsidiaries' income	15,494	18,117	-	-	(33,611)	-

Income before income taxes
and cumulative effect of accounting change	15,494	13,889	24,186	5,465	(33,611)	25,423
Provision (benefit) for income taxes	-	(1,691)	9,676	1,858	-	9,843
Income before cumulative
effect of accounting change	15,494	15,580	14,510	3,607	(33,611)	15,580
Cumulative effect of accounting change	-	(86)	-	-	-	(86)
Net income	$15,494	$15,494	$14,510	$3,607	$(33,611)	$15,494

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 29, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$12,938	$16,317	$7,256	$-	$36,511
Accounts receivable, net	-	-	153,874	14,278	-	168,152
Inventories:
Raw materials	-	-	51,388	4,710	-	56,098
Work in process	-	-	22,401	1,140	-	23,541
Finished goods	-	-	33,355	3,908	-	37,263
Total inventory	-	-	107,144	9,758	-	116,902
Prepaid expenses and other
current assets	-	4,452	9,409	560	-	14,421
Deferred income taxes	-	-	16,687	-	-	16,687
Total current assets	-	17,390	303,431	31,852	-	352,673
Investments in subsidiaries	250,467	159,970	-	-	(410,437)	-
Property and Equipment, at cost:
Land	-	-	3,840	176	-	4,016
Buildings and improvements	-	106	36,503	924	-	37,533
Machinery and equipment	-	445	211,589	5,968	-	218,002
	-	551	251,932	7,068	-	259,551
Less accumulated depreciation	-	(116)	(71,370)	(2,130)	-	(73,616)
Total property and equipment,
net	-	435	180,562	4,938	-	185,935
Other Assets:
Goodwill	-	-	777,776	46,450	-	824,226
Intangible assets, net	-	-	217,419	-	-	217,419
Intercompany note receivable	-	1,058,345	-	-	(1,058,345)	-
Other	-	75,650	282	-	-	75,932
Total other assets	-	1,133,995	995,477	46,450	(1,058,345)	1,117,577
	$250,467	$1,311,790	$1,479,470	$83,240	$(1,468,782)	$1,656,185

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term
debt	$-	$6,623	$-	$250	$-	$6,873
Accounts payable	-	97	88,195	6,034	-	94,326
Accrued expenses and taxes	-	9,053	76,902	5,886	-	91,841
Total current liabilities	-	15,773	165,097	12,170	-	193,040
Deferred income taxes	-	-	95,887	4,469	-	100,356
Intercompany note payable	-	-	1,053,999	4,346	(1,058,345)	-
Other long term liabilities	-	12,973	41,304	1,094	-	55,371
Long-term debt, less current
maturities	-	1,032,577	-	24,374	-	1,056,951
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	180,729	180,729	62,773	5,360	(248,862)	180,729
Retained earnings	61,654	61,654	60,410	21,969	(144,033)	61,654
Accumulated other
comprehensive income (loss)	8,084	8,084	-	9,458	(17,542)	8,084
	$250,467	$1,311,790	$1,479,470	$83,240	$(1,468,782)	$1,656,185

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$36,532	$13,419	$3,323	$-	$53,274
Accounts receivable, net	-	-	122,051	8,744	-	130,795
Inventories:
Raw materials	-	-	46,465	4,471	-	50,936
Work in process	-	-	24,400	939	-	25,339
Finished goods	-	-	49,832	2,049	-	51,881
Total inventory	-	-	120,697	7,459	-	128,156
Prepaid expenses and other
current assets	-	11,157	9,291	425	-	20,873
Deferred income taxes	-	-	18,770	-	-	18,770
Total current assets	-	47,689	284,228	19,951	-	351,868
Investments in subsidiaries	227,716	139,930	-	-	(367,646)	-
Property and Equipment, at cost:
Land	-	-	3,840	150	-	3,990
Buildings and improvements	-	106	34,062	721	-	34,889
Machinery and equipment	-	49	211,115	4,391	-	215,555
	-	155	249,017	5,262	-	254,434
Less accumulated depreciation	-	(85)	(46,153)	(1,359)	-	(47,597)
Total property and equipment, net	-	70	202,864	3,903	-	206,837
Other Assets:
Goodwill	-	-	770,940	40,345	-	811,285
Intangible assets, net	-	-	232,833	-	-	232,833
Intercompany note receivable	-	1,058,346	-	-	(1,058,346)	-
Other	-	40,358	6,540	-	-	46,898
Total other assets	-	1,098,704	1,010,313	40,345	(1,058,346)	1,091,016
	$227,716	$1,286,393	$1,497,405	$64,199	$(1,425,992)	$1,649,721

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$5,620	$-	$250	$-	$5,870
Accounts payable	-	484	90,356	4,728	-	95,568
Accrued expenses and taxes	-	19,545	90,319	3,663	-	113,527
Total current liabilities	-	25,649	180,675	8,641	-	214,965
Deferred income taxes	-	-	105,729	2,125	-	107,854
Intercompany note payable	-	-	1,054,000	4,346	(1,058,346)	-
Other long term liabilities	-	14,697	40,661	934	-	56,292
Long-term debt, less current
maturities	-	1,018,331	-	24,563	-	1,042,894
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	181,792	181,792	66,689	6,440	(254,921)	181,792
Retained earnings	43, 628	43,628	49,651	13,895	(107,174)	43,628
Accumulated other
comprehensive income (loss)	2,296	2,296	-	3,255	(5,551)	2,296
	$227,716	$1,286,393	$1,497,405	$64,199	$(1,425,992)	$1,649,721

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 29, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$18,026	$18,026	$10,291	$8,079	$(36,396)	$18,026
Adjustments to reconcile net
income to cash provided by
operating activities:
Depreciation and amortization
expense	-	31	38,712	512	-	39,255
Non-cash interest expense, net	-	5,193	-	-	-	5,193
Gain on foreign currency transactions	-	-	-	(3,916)	-	(3,916)
Loss on sale of asset	-	-	292	-	-	292
Deferred income taxes	-	-	(291)	1,721	-	1,430
Equity in subsidiaries' net income	(18,026)	(18,370)	-	-	36,396	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(30,830)	(3,507)	-	(34,337)
Inventories	-	-	10,283	(888)	-	9,395
Prepaid expenses and other
current assets	-	6,045	3,566	(28)	-	9,583
Accounts payable	-	(387)	(2,156)	427	-	(2,116)
Accrued expenses and taxes	-	(11,599)	(13,909)	1,546	-	(23,962)
Other	-	-	62	23	-	85
Net cash provided by (used in)
operating activities	-	(1,061)	16,020	3,969	-	18,928
Cash flows from investing activities:
Capital expenditures	-	(396)	(10,721)	(857)	-	(11,974)
Proceeds from sale of building	-	-	29	-	-	29
Acquisitions, net of cash acquired	-	(35,325)	-	-	-	(35,325)
Other	-	-	-	-	-	-
Net cash used in investing
activities	-	(35,721)	(10,692)	(857)	-	(47,270)
Cash flows from financing activities:
Proceeds from long-term debt	-	-	-	-	-	-
Proceeds from revolver borrowings	-	50,000	-	-	-	50,000
Proceeds from intercompany
investment, net	-	3,330	(3,330)	-	-	-
Payments on long-term debt	-	(4,717)	-	(189)	-	(4,906)
Payment on revolver borrowings	-	(30,000)	-	-	-	(30,000)
Debt issuance costs	-	(2,100)	-	-	-	(2,100)
Equity contribution (repurchase)	-	(2,425)	-	-	-	(2,425)
Net cash provided by (used in)
financing activities	-	14,088	(3,330)	(189)	-	10,569
Impact of exchange rate movement
on cash	-	-	-	1,010	-	1,010
Net increase (decrease) in cash
and cash equivalents	-	(22,694)	1,998	3,933	-	(16,763)
Cash and cash equivalents at the
beginning of the period	-	35,632	14,319	3,323	-	53,274
Cash and cash equivalents at the end
of the period	$-	$12,938	$16,317	$7,256	$-	$36,511

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income	$15,494	$15,494	$14,510	$3,607	$(33,611)	$15,494
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
Net cash provided by (used in)
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
Net cash provided by (used in)
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

Comparability.  The data presented for the nine month period ended September 30, 2006 includes the addition of Alenco for the period February 25, 2006 through September 30, 2006.  As a result, the 2006 period will not be directly comparable to the 2007 period.  In addition, because of the AHE Acquisition during the fourth quarter of 2006, 2007 and future periods will not be comparable to the periods in 2006 prior to the AHE Acquisition.

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

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates.  Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory.  Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at September 29, 2007 would result in a $0.7 million and $1.2 million impact upon SG&A expense and cost of products sold, respectively.  Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

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

Inventories.  Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market.  At September 29, 2007, and December 31, 2006 approximately $10.4 million and $9.6 million of total inventories, respectively, were valued on the last-in, first-out method, or “LIFO.”  Under the first-in, first-out method, or “FIFO,” of accounting, such inventories would have been approximately $4.8 million and $4.7 million higher at September 29, 2007 and December 31, 2006, respectively.  All other inventories were valued under the FIFO method.  We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

Goodwill and Indefinite Lived Intangibles Impairment.  In accordance with SFAS No. 142, we perform annual tests for goodwill and indefinite lived intangibles impairment.  We assess goodwill and indefinite lived intangibles which are not subject to amortization for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  Based upon our most recent analysis and the fact that no adverse events have been identified, we believe that no impairment of goodwill or indefinite lived intangibles existed at September 29, 2007 or December 31, 2006.  The Company will test for goodwill and indefinite lived intangibles impairments during the fourth quarter of 2007.

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

Income Taxes.   We account for deferred income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet.  Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, (FIN 48), “Accounting for Uncertainties in Income Taxes”, an interpretation of SFAS No. 109.  FIN 48 interprets and clarifies SFAS No. 109 regarding the required accounting of and establishes specific disclosures for uncertain tax positions taken or expected to be taken within an entity’s income tax returns and recognized in an entity’s financial statements.  FIN 48 prescribes the minimum financial statement recognition threshold for tax benefits generated by deductions, non-filing of tax returns or other tax positions taken or expected to be taken in an entity’s tax returns. The amount recorded in our financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns.  Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  We have executed a tax sharing agreement with Ply Gem Holdings, Inc. and Ply Gem Investment Holdings, Inc. pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  Our U.S. subsidiaries file unitary, combined and separate state income tax returns.  CWD Windows and Doors files separate Canadian income tax returns.

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
(Amounts in thousands)

	Three months ended		Nine months ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Net Sales
Siding, Fencing, Railing and Decking	$234,218	$110,055	$650,704	$339,261
Windows and Doors	135,457	147,003	394,940	422,219
Operating earnings
Siding, Fencing, Railing and Decking	30,499	15,615	67,207	45,372
Windows and Doors	12,559	16,361	36,351	37,348
Unallocated	(2,285)	(4,630)	(6,026)	(7,091)
Foreign currency gain (loss)
Windows and Doors	1,708	(79)	3,916	1,014
Interest expense, net of investment income
Siding, Fencing, Railing and Decking	20	34	95	135
Windows and Doors	(481)	(440)	(1,234)	(1,209)
Unallocated	(23,428)	(16,206)	(71,874)	(47,649)
Other expense
Unallocated	(26)	-	(1,169)	(2,497)
Income tax expense
Unallocated	(6,946)	(4,123)	(9,240)	(9,843)

Net income before cumulative effect
of accounting change	11,620	6,532	18,026	15,580
Cumulative effect of accounting change	-	-	-	(86)
Net income	$11,620	$6,532	$18,026	$15,494

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

Siding, Fencing, Railing and Decking Segment

	For the three months ended
(dollars in thousands)	September 29, 2007		September 30, 2006
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	234,218	100.0%	110,055	100.0%
Cost of products sold	180,413	77.0%	84,933	77.2%
Gross Profit	53,805	23.0%	25,122	22.8%
SG&A expense	21,113	9.0%	8,702	7.9%
Amortization of intangible assets	2,193	0.9%	805	0.7%
Operating earnings	30,499	13.0%	15,615	14.2%

Net Sales

Net sales for the three months ended September 29, 2007 increased compared to the same period in 2006 by approximately $124.2 million, or 113%.  The increase in net sales was driven by AHE’s sales of approximately $137.9 million, partially offset by industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector of the market and overall softness in repair and remodeling expenditures which negatively impacted demand for our products. According to the National Association of Home Builders (“NAHB”), third quarter 2007 single family housing starts are estimated to show a decline of approximately 28.7% from actual levels achieved in the third quarter of 2006.  The new construction sector of the market is expected to continue to be negatively impacted during the balance of 2007 according to the NAHB’s October 16, 2007 forecast.  Additionally, according to the NAHB’s forecast, single family housing starts are expected to decline in 2008 by 13.1% as compared to their full year estimate for 2007.

Cost of Products Sold

Cost of products sold for the three months ended September 29, 2007 increased over the same period in 2006 by approximately $95.5 million, or 112%.  The increase in cost of products sold was primarily due to the addition of AHE.   Although PVC resin cost, which is our largest raw material component, saw market wide increases during the third quarter of 2007 versus the third quarter of 2006, our cost of products sold as a percentage of net sales for the third quarter of 2007 decreased slightly from the third quarter of 2006, and as a result, our gross profit margin improved slightly from 22.8% of net sales for the third quarter of 2006 to 23.0% for the third quarter of 2007.  The improvement in our gross profit margins was due to cost savings that are being realized as a result of the Company’s acquisition of AHE on October 31, 2006 partially offset by market wide increases in PVC resin cost.  The cost savings realized from the acquisition of AHE include reduced purchased cost on certain raw materials, reduced fixed overhead and other manufacturing efficiency improvements.  Additionally, in light of current market conditions for building material products, the Company has adjusted the size of its workforce and reduced our fixed overhead structure including reductions in certain fixed expenses related to our vinyl siding plant in Atlanta, GA which ceased production in April of 2007.  In addition, on October 12, 2007 the Company announced that it intends to close its Denison, TX vinyl siding plant which employs approximately 180 employees.  The Company expects to cease production at the Denison, TX plant during the first fiscal quarter of 2008.

Selling, general and administrative expense

SG&A expense for the three months ended September 29, 2007 increased by approximately $12.4 million, or 143%, from the same period in 2006. The increase in SG&A expenses was due to the addition of approximately $12.3 million of SG&A expense from AHE.

Amortization of intangible assets

Amortization expense for the three months ended September 29, 2007 increased by approximately $1.4 million due to the addition of AHE operations.

	For the nine months ended
(dollars in thousands)	September 29, 2007		September 30, 2006
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	650,704	100.0%	339,261	100.0%
Cost of products sold	512,397	78.7%	264,118	77.9%
Gross Profit	138,307	21.3%	75,143	22.1%
SG&A expense	64,169	9.9%	27,355	8.1%
Amortization of intangible assets	6,931	1.1%	2,416	0.7%
Operating earnings	67,207	10.3%	45,372	13.4%

Net Sales

Net sales for the nine months ended September 29, 2007 increased compared to the same period in 2006 by approximately $311.4 million, or 92%.  The increase in net sales was driven by AHE’s sales of approximately $373.9 million, but was partially offset by industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector of the market and overall softness in repair and remodeling expenditures which negatively impacted demand for our products. According to the National Association of Home Builders (“NAHB”), third quarter 2007 single family housing starts are estimated to show a decline of approximately 28.7% from actual levels achieved in the third quarter of 2006.  The new construction sector of the market is expected to continue to be negatively impacted during the balance of 2007 according to the NAHB’s October 16, 2007 forecast.  Additionally, according to the NAHB’s forecast single family housing starts are expected to decline in 2008 by 13.1% as compared to their full year estimate for 2007.

Cost of Products Sold

Cost of products sold for the nine months ended September 29, 2007 increased over the same period in 2006 by approximately $248.3 million, or 94%.  The increase in cost of products sold as a percentage of sales was also due to the addition of AHE which has a mix of products sold that carry lower gross profit margins than in Ply Gem’s other Siding, Fencing, Railing and Decking businesses, but were partially offset by cost savings that the Company is realizing from its acquisition of AHE which include reduced purchased cost on certain raw materials, reduced fixed overhead and other manufacturing efficiency improvements.  Additionally, in light of current market conditions for building material products, the Company has adjusted the size of its workforce and reduced our fixed overhead structure including reductions in certain fixed expenses related to our vinyl siding plant in Atlanta, GA which ceased production in April of 2007.  In addition, on October 12, 2007 the Company announced that it intends to close its Denison, TX vinyl siding plant which employs approximately 180 employees.  The Company expects to cease production at the Denison, TX plant during the first fiscal quarter of 2008.

Selling, general and administrative expense

SG&A expense for the nine months ended September 29, 2007 increased by approximately $36.8 million, or 135%, from the same period in 2006. The increase in SG&A expenses was due to the addition of approximately $36.6 million from AHE.

Amortization of intangible assets

Amortization expense for the nine months ended September 29, 2007 increased by approximately $4.5 million due to the addition of AHE operations.

Windows and Doors Segment

	For the three months ended
(dollars in thousands)	September 29, 2007		September 30, 2006
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	135,457	100.0%	147,003	100.0%
Cost of products sold	103,612	76.5%	111,438	75.8%
Gross Profit	31,845	23.5%	35,565	24.2%
SG&A expense	17,190	12.7%	17,099	11.6%
Amortization of intangible assets	2,096	1.5%	2,105	1.4%
Operating earnings	12,559	9.3%	16,361	11.1%
Currency translation gain/(loss)	1,708	1.3%	(79)	-0.1%

Net Sales

Net sales for the three months ended September 29, 2007 decreased compared to the same period in 2006 by approximately $11.5 million, or 8%. The decrease was due to lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as discussed above and demand for our repair and remodeling windows which declined due to a slowdown in the remodeling and replacement activity across the U.S.  The decline in sales of our U.S. windows and doors was partially offset by a 36% increase in sales of our Canadian window and door business.

Cost of Products Sold

Cost of products sold for the three months ended September 29, 2007 decreased by approximately $7.8 million, or 7%, over the same period in 2006. The decrease in cost of products sold was driven by the lower level of sales. Cost of products sold as a percentage of net sales increased for the three months ended September 29, 2007 as compared over the same period in 2006 due to fixed manufacturing costs that were not reduced at the same rate as the decline in sales that occurred during the third quarter and increased freight expense due to higher fuel costs, partially offset by cost savings initiatives implemented by management in response to the decline in demand due to the downturn in the U.S. housing market.  The decrease in cost of products sold for the Company’s U.S. windows and doors was partially offset by higher cost of sales of our Canadian window and door business, driven by higher sales.

Selling, general and administrative expense

SG&A expense for the three months ended September 29, 2007 increased by approximately $0.1 million, or less than 1%, over the same period in 2006.

Amortization of intangible assets

Amortization expense for the three months ended September 29, 2007 decreased by less than $0.1 million.

	For the nine months ended
(dollars in thousands)	September 29, 2007		September 30, 2006
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	394,940	100.0%	422,219	100.0%
Cost of products sold	302,608	76.6%	324,552	76.9%
Gross Profit	92,332	23.4%	97,667	23.1%
SG&A expense	49,687	12.6%	54,301	12.9%
Amortization of intangible assets	6,294	1.6%	6,018	1.4%
Operating earnings	36,351	9.2%	37,348	8.8%
Currency translation gain	3,916	1.0%	1,014	0.2%

Net Sales

Net sales for the nine months ended September 29, 2007 decreased compared to the same period in 2006 by approximately $27.3 million, or 6%.  However, Alenco contributed sales of approximately $30.7 million for the first quarter of 2007 as compared to $13.9 million for one month of sales in the first quarter of 2006, due the acquisition of Alenco at the end of February 2006. The decrease was due to lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as discussed above, demand for our repair and remodeling windows which declined due to a slowdown in the remodeling and replacement activity across the U.S., and the discontinuation of an unprofitable mechanical window product line that was produced at our Sarver, PA facility which was closed in June 2006. The decline in sales of our U.S. windows and doors was partially offset by a 25% increase in sales of our Canadian window and door business as well as additional sales contributed by Alenco during the first quarter of 2007 as compared to the same period in 2006.

Cost of Products Sold

Cost of products sold for the nine months ended September 29, 2007 decreased by approximately $21.9 million, or 7%, over the same period in 2006.  The decrease in cost of products sold was primarily driven by the lower level of sales in our new construction window products and the discontinued mechanical window product line discussed above, but was partially offset by higher cost of products sold for Alenco.  The cost of products sold associated with Alenco for 2007 included 9 months as compared to only 7 months in 2006. Cost of products sold as a percentage of net sales decreased for the nine months ended September 29, 2007 as compared over the same period in 2006 due to cost savings initiatives implemented by management. The decrease in cost of products sold for the Company’s U.S. windows and doors was partially offset by higher cost of sales of our Canadian window and door business, driven by higher sales.

Selling, general and administrative expense

SG&A expense for the nine months ended September 29, 2007 decreased by approximately $4.6 million, or 8%, over the same period in 2006.  The decrease in SG&A expense was driven by a reduction to the 2007 net expense due to approximately $1.2 million of cash received from an account receivable that had been fully reserved in periods prior to 2006.  Other decreases in SG&A expense were primarily in our U.S. window business, and were largely attributable to lower salary expenses and professional fees of approximately $3.8 million.  SG&A expenses for the first nine months of 2006 included approximately $1.6 million of restructuring costs due to the closure of the Sarver, PA facility, and approximately $0.6 million due to the loss on the sale of the Sarver building.  The decreases were partially offset by higher SG&A expenses of approximately $2.6 million due to the addition of Alenco for a portion of the first quarter in 2006 as compared to the entire quarter in 2007.

Amortization of intangible assets

Amortization expense for the nine months ended September 29, 2007 increased by approximately $0.3 million due to the addition of Alenco operations during the first quarter of 2006.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the three months ended
(dollars in thousands)	September 29, 2007	September 30, 2006
	(unaudited)	(unaudited)
Statement of operations data:
Operating earnings (loss)	(2,285)	(4,630)
Interest expense, net	(23,428)	(16,206)
Other expense	(26)	-
Income tax provision	(6,946)	(4,123)

Operating earnings (loss)    Unallocated operating loss for the three months ended September 29, 2007 decreased by approximately $2.3 million over the same period in 2006.  The decrease was driven by approximately $3.0 million of deferred compensation expense recognized in September 2006 due to the modification of the phantom stock plan, partially offset by approximately $0.6 million due to a larger corporate staff and higher professional fees in 2007.

Interest expense    Interest expense for the three months ended September 29, 2007 increased by approximately $7.2 million over the same period in 2006.  The increase consists of approximately $5.9 million as a result of increased borrowings due to the AHE Acquisition in October 2006, approximately $0.7 million due to higher interest rates on our variable rate debt, and approximately $0.7 million due to higher revolver borrowings and higher amortization of deferred financing costs.

Income taxes   The income tax provision for the three months ended September 29, 2007 increased approximately $2.8 million over the same period in 2006, primarily as a result of the larger pre-tax income for the 2007 period versus the 2006 period.  Our effective tax rate for the three months ended September 29, 2007 was 37.4%, compared to 38.7% for the same period in 2006.  The lower effective tax rate for the 2007 period is primarily the result of  an anticipated reduction in the effective tax rate that was attributable to a higher percentage of earnings in lower tax-rate jurisdictions, as compared to the 2006 period.

	For the nine months ended
(dollars in thousands)	September 29, 2007	September 30, 2006
	(unaudited)	(unaudited)
Statement of operations data:
Operating earnings (loss)	(6,026)	(7,091)
Interest expense, net	(71,874)	(47,649)
Other expense	(1,169)	(2,497)
Income tax provision	(9,240)	(9,843)
Cumulative effect of accounting change	-	(86)

Operating earnings (loss)   Unallocated operating loss for the nine months ended September 29, 2007 decreased by approximately $1.1 million over the same period in 2006.  The decrease was driven by approximately $3.0 million of deferred compensation expense recognized in September 2006 due to the modification of the phantom stock plan, partially offset by approximately $1.4 million due to a larger corporate staff and higher professional fees in 2007, and an increase of approximately $0.5 in deferred compensation expense in 2007 as compared to 2006.

Interest expense   Interest expense for the nine months ended September 29, 2007 increased by approximately $24.2 million over the same period in 2006. The increase consists of approximately $20.0 million as a result of increased borrowings due to the AHE Acquisition and the Alenco Acquisition in 2006, approximately $2.5 million due to higher interest rates on our variable rate debt, and approximately $2.0 million due to higher revolver borrowings and higher amortization of deferred financing costs, partially offset by an increase of approximately $0.3 million in investment income.

Other expense   Expenses recognized as ‘other expense’ during the nine months ended September 29, 2007 decreased approximately $1.3 million over the same period in 2006.  The 2007 expenses are primarily due to third-party charges associated with the cost of refinancing the Company’s credit agreement on April 5, 2007.  Expenses recognized during the same period in 2006 were a result of third-party charges associated with acquisition financing costs.

Income taxes    The income tax provision for the nine months ended September 29, 2007 decreased approximately $0.6 million over the same period in 2006.  The provision for the nine months ended September 29, 2007 included approximately $1.0 million of adjustments to correct our prior year estimated tax provision.  The adjustments primarily relate to differences in tax amounts originally recorded for income taxes and amounts owed based on the ultimately filed tax returns.  Excluding these adjustments, our effective tax rate for the nine months ended September 29, 2007, was 37.6% compared to 38.7% over the same period in 2006.   The lowered effective tax rate for the 2007 period was primarily the result of a lower anticipated effective tax rate that is attributable to an increased percentage of pre-tax earnings in lower tax-rate jurisdictions for the 2007 period as compared to the same period in 2006.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our credit facilities.

Net cash provided by operating activities for the first nine months of 2007 and 2006 was approximately $18.9 million and $32.9 million, respectively.  The decrease in net cash provided by operating activities for the 2007 period compared to the 2006 period was primarily driven by changes in AHE working capital during 2007, including an increase in accounts receivable of approximately $16.1 million, a decrease in inventory of approximately $21.0 million, and a decrease in accounts payable and accrued expenses of approximately $22.6 million.   The net decrease driven by AHE was partially offset by approximately $3.7 million increase due to various changes in other balances.

Net cash used in investing activities for the first nine months of 2007 was primarily due to the pre-funding of the acquisition from CertainTeed windows on September 30, 2007.  Net cash used in investing activities for the first nine months of 2006 was primarily due to the acquisition of Alenco in February 2006.  Our capital expenditures for the first nine months of 2007 and 2006 were approximately $12.0 million and $14.8 million, respectively.

Net cash provided by financing activities for the first nine months of 2007 and 2006 was approximately $10.6 million and $121.3 million, respectively.  The cash provided by financing activities for the 2006 period was driven by the cash provided from our new capital structure that resulted from the consummation of the Alenco Acquisition.

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our credit facilities.  As of September 29, 2007, we had approximately $1,063.8 million of indebtedness and $50.8 million of availability under the revolving credit facility.  The Company’s senior credit facilities with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to $762.1 million, consisting of $687.1 million of term loan facilities maturing in August 2011 and a $75.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009.  The term loan facility was drawn in full in and has two tranches, originally consisting of: 1) a $662.3 million tranche under which Ply Gem Industries, Inc. is the borrower, and 2) a $24.8 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower.  As of September 29, 2007 the balances of the two tranches were approximately $659.0 million and $24.6 million, respectively.

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

Under the terms of our credit facilities, we are permitted to use the excess cash flow and/or a portion of the revolving credit portion of the credit facilities to repurchase up to $40.0 million aggregate principal amount of the Senior Subordinated Notes.  Subject to market conditions, our capital needs and other factors, we may from time to time purchase up to $40.0 million aggregate principal amount of the 9% Senior Subordinated Notes in market transactions, privately negotiated sales or other transactions.  As of September 29, 2007, we had not yet purchased any of our Senior Subordinated Notes.

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

Because of the inherent seasonality in our business and the resulting working capital requirements, our liquidity position within a given year will fluctuate.  The seasonal effect that creates greatest capital needs is experienced during the first six months of the year and we anticipate the need to borrow funds under the revolving portion of our Credit Facility to support this requirement.  However, we anticipate that the funds generated by operations and funds available under our credit facility will be adequate to finance our ongoing operational cash flow needs, capital expenditures (as described above), debt service obligations, management incentive expenses, fees payable under the General Advisory Agreement with a Caxton-Iseman party, dated February 12, 2004 (the “General Advisory Agreement”), and other contractual obligations for the foreseeable future.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in the Company’s 10K Report,  the Company has a potential obligation related to certain tax issues of approximately $6.9 million.  The timing of the potential tax payments is unknown.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal interest rate exposure relates to the term loans outstanding under our new senior credit facilities.  We have approximately $683.6 million of term loans outstanding, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $1.7 million per year.  We also have a revolving credit facility which provides for borrowings of up to $75.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities.  Assuming the new revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year.  In the future we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and nine month periods ended September 29, 2007, the net impact of foreign currency changes to the Company’s results of operations was a gain of $1.7 million and a gain of $3.9 million.  The impact of foreign currency changes related to translation resulted in an increase in stockholders' equity of approximately $5.8 million for the nine months ended September 29, 2007.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  For the nine months ended September 29, 2007, we did not have any outstanding foreign currency hedging contracts.

Item 4.     CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 29, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting during the three-month period ended September 29, 2007, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.     RISK FACTORS

Downturns in the home repair and remodeling and new home construction sectors or the economy could lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence, unemployment, and the availability of consumer credit.  Current market forecasts indicate that single family housing starts for the new construction market will decline in 2007 as compared to 2006.  In addition, current market forecasts indicate that single family housing starts for the new construction market will decline in 2008 as compared to the levels that are currently forecasted for 2007.  If these market forecasts are correct, our net sales and net income may be adversely affected.

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

PLY GEM HOLDINGS, INC.
(Registrant)

Date: November 13, 2007	By:	/s/ Gary E. Robinette
Name: Gary E. Robinette
Title: President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ Shawn K. Poe
Name: Shawn K. Poe
Title: Vice President, Chief Financial Officer,
Treasurer and Secretary