Form 10-K
PLY GEM HOLDINGS INC
filed 2008-03-25
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007
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

Registrant's telephone number, including area code: 816-903-7520

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer   [  ]   Accelerated filer  [  ]     Non-accelerated filer  [X]  Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2007 was $0.

The Company had 100 shares of common stock outstanding as of March 25, 2008.

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

PART I

Item 1.  BUSINESS

Company Overview

We are a leading manufacturer of residential exterior building products in North America.  We offer a comprehensive product line of vinyl siding and skirting, vinyl windows and doors, and vinyl and composite fencing, railing and decking that serves both the home repair and remodeling and new home construction sectors in all 50 states and Western Canada.  Vinyl building products have the leading share of sales by volume in siding and windows, and a fast growing share of sales by volume in fencing in the U.S.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood and aluminum windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products.  We believe our broad product offering and geographically diverse manufacturing base allow us to better serve our customers and provide us with a competitive advantage over other vinyl building products suppliers.  We have two reportable segments: (i) siding, fencing, railing and decking, and (ii) windows and doors.

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

History

Ply Gem Holdings was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”) (the “Ply Gem Acquisition”).  Nortek was at the time a wholly-owned subsidiary of Nortek Holdings, Inc. (“Nortek Holdings”).  The Ply Gem Acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries to Ply Gem Holdings, pursuant to the terms of the Stock Purchase Agreement among Ply Gem Investment Holdings, Inc., Nortek and WDS LLC, dated as of December 19, 2003, as amended.  Prior to February 12, 2004, Ply Gem Holdings had no operations and Ply Gem Industries was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek.  Ply Gem Holdings, a Delaware corporation, is a wholly-owned subsidiary of Ply Gem Investment Holdings, Inc., a Delaware corporation controlled by an affiliate of Caxton-Iseman Capital LLC.  Prior to the Ply Gem Acquisition, Ply Gem Industries was known as the Windows, Doors and Siding division of Nortek.

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

On February 24, 2006, Ply Gem completed the Alenco Acquisition in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock option holders of AWC and FNL Management Corp., an Ohio corporation, as their representative on February 6, 2006 (the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase shares of common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco (the “Rollover Shares”) that were contributed separately to Ply Gem Prime Holdings, Inc., the new parent company of Ply Gem Investment Holdings, Inc., in exchange for shares of capital stock of Ply Gem Prime Holdings, Inc.).  Immediately following the completion of the Alenco Acquisition, AWC became a wholly owned subsidiary of Ply Gem.   The Alenco Acquisition directly supports the Company’s national window strategy and today operates under common leadership with our other U.S. Window businesses.

On October 31, 2006, Ply Gem completed the acquisition (the “AHE Acquisition”) of Alcoa Home Exteriors, Inc. (“AHE”) in accordance with a stock purchase agreement entered into among Ply Gem, Alcoa Securities Corporation and Alcoa Inc. on September 22, 2006.  Pursuant to such stock purchase agreement, Ply Gem purchased all of the issued and outstanding shares of common stock of AHE so that, immediately following the completion of such purchase, AHE became a wholly owned subsidiary of Ply Gem.  The purchase price paid by Ply Gem was approximately $305.0 million in cash.  The AHE Acquisition did not include an additional investment by management.  AHE is a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories.  As a result of the AHE Acquisition, AHE became part of our Siding, Fencing, Railing and Decking Segment and operates under common leadership with our existing Siding business.

On September 30, 2007, Ply Gem completed the acquisition of CertainTeed Corporation’s vinyl window and patio door business through a stock acquisition (the “Pacific Windows Acquisition”).  On the acquisition date, the Company changed the name of the acquired business to Ply Gem Pacific Windows Corporation (“Pacific Windows”).  The acquired vinyl window business is a leading manufacturer of premium vinyl windows and patio doors and produces windows for the residential new construction and remodeling markets and produces and sells window lineals to licensed window fabricators in the eastern United States.  The Ply Gem Pacific Windows Corporation’s vinyl window and patio door business operates three fabrication facilities which are located in Auburn, WA, Corona, CA, and Sacramento, CA.  The purchase price paid by Ply Gem was approximately $35.0 million in cash. The Pacific Windows Acquisition directly supports the Company’s national window strategy and today Pacific Windows operates under common leadership with our other U.S. window businesses.  During the first quarter of 2008, Ply Gem sold certain assets that were acquired in the Pacific Windows Acquisition that had been used to produce and sell window lineals to licensed fabricators in the eastern United States.

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

Business Strategy

†
Continued  Market Share Gains.  We intend to increase our market share both in our siding, fencing, railing and decking products in the U.S. and in our window and door products by utilizing the breadth of our broad geographical footprint to serve customers across the U.S.  Additionally, our continued investments in product innovation and quality coupled with strong customer service further enhance our ability to capture market share in each of our markets. Furthermore, we believe there is substantial opportunity across our product families to cross-sell and bundle products to further leverage our channel partners and exclusive industry relationships.  We believe our broad geographical footprint allows us to better serve our customers across the U.S. and provides a competitive advantage over some of our competitors.

We have integrated our siding businesses into one operating company and have placed all of our siding, fencing, railing and decking businesses under common leadership to improve strategic focus, reduce cost and better serve our customers.  We have organized our U.S. window businesses under one common leadership team to enhance our strategic focus. With our extensive manufacturing capabilities, product breadth and national distribution capabilities, we believe we can provide our customers with a cost-effective, single source from which to purchase their residential exterior building product needs.

†
Expand Brand Coverage and Product Innovation.  We intend to leverage the reputation of our brands for innovation and quality to fill in our product offerings and price points. In addition, we plan to maximize the value of our new product innovations and technologies by deploying best practices and manufacturing techniques across our product categories. For example, we believe our recent innovations and expertise in manufacturing composite materials for railing products have favorably positioned our siding and accessories products as the siding sector prepares for the introduction of composite materials.  Our vertical integration in producing aluminum windows has positioned us to introduce a new aluminum and wood clad window. We currently employ 51 research and development professionals dedicated to new product development, reformulation, product redesign and other manufacturing and product improvements.

†
Further Improve Operating Efficiencies.  While we have significantly improved our vinyl siding manufacturing cost structure over the last several years, we believe that there are further opportunities for improvement. We have expanded our efforts to vertically integrate certain raw materials used in window lineal production, including PVC compound, as well as expanding our in-house window lineal production.  In addition, we implemented manufacturing improvements and best practices across all of our product categories, including, for example, expansion of our virtual plant strategy in our vinyl siding facilities and further vertical integration in our window product lines which will be demonstrated with the introduction of our new aluminum clad window line in early 2008. We also plan to optimize product development, sales and marketing, materials procurement, operations and administrative functions across all of our product categories. We believe that significant opportunities remain as we further leverage our buying power across raw materials as well as spending for non-raw material items by obtaining volume discounts and minimizing costs. In addition, the integration of our sales and marketing efforts across our product categories provides an ongoing opportunity to significantly improve sector penetration.

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

Home Repair and Remodeling.
Since the early 1990’s and through 2006, demand for home repair and remodeling products remained robust as a result of strong economic growth, low interest rates and favorable demographic trends.  According to the U.S. Census Bureau, expenditures for maintenance, repairs, and improvements increased from $130.6 billion in 1994 to $142.9 billion in 1999 and $198.5 billion in 2004, representing a five and ten-year compound annual growth rate of 1.8% and 4.3%, respectively.  Recently however, the ability for home owners to finance repair and remodeling expenditures, such as replacement windows or vinyl siding, has been negatively impacted by a general tightening of lending requirements by banks and other financial institutions.  As such, Management believes expenditures for home repair and remodeling products declined in 2007 from 2006 levels and expects that expenditures for home repair and remodeling products to decline in 2008 from 2007 levels.

New Home Construction.
New home construction experienced strong growth from the early 1990s to 2006, with housing starts having increased at a compound annual growth rate of 3.9%.  In 2007, new housing starts declined by 29.6%, according to the National Association of Home Builders, and are expected to decline further in 2008 by approximately 30.8%.

While the industry is experiencing a cooling off period,  the long-term economics for new construction are favorable supported by a favorable interest rate environment and strong demographic trends, as increasing immigration drives demand for starter homes, and maturing baby boomers seek second homes and trade-up properties.  According to the Joint Center for Housing Studies of Harvard University, net new households between 2005 and 2015 is expected to reach 14.6 million units, as compared to 12.6 million units added from 1995 - 2005.

Description of Business

Financial information about our segments is included in the Notes to Consolidated and Combined Financial Statements.

Siding, Fencing, Railing and Decking Segment

Products
In our siding, fencing, railing and decking segment, our principal products include vinyl siding and skirting, vinyl and aluminum soffit, aluminum trim coil, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems and injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts.  We sell our siding and accessories under our Variform, Napco, Alcoa Home Exteriors, Mastic and Cellwood brand names and under the Georgia-Pacific brand name through a private label program.  We also sell our Providence line of vinyl siding and accessories to Lowe’s under our Durabuilt private label brand name.  Our vinyl and vinyl-composite fencing, railing and decking products are sold under our Kroy and Oasis brand names and under the Assurance and Kroy Express brand names.  A summary of our product lines is presented below according to price point:

Specialty/Super Premium
•	Nostalgia Series Shakes and Scallops (Variform)
•	Victoria Harbor (Variform)
•	Cedar Select Shakes and Scallops (Napco)
•	American “76” Collection (Napco)
•	Structure EPS (Alcoa Home Exteriors)
•	Cedar Discovery (Mastic)
•	Cedar Dimensions (Cellwood)
•	Rough Sawn Cedar (Georgia-Pacific)
•	New World Scallops (Georgia-Pacific)
•	Somerset (Georgia-Pacific)
•	Board and Batten (Variform, Napco, Alcoa Home Exteriors, Cellwood, and Georgia-Pacific)
•	Kroy composite railing systems (Kroy)

Premium
•	Timber Oak Ascent (Variform)
•	Varigrain Preferred (Variform)
•	American Splendor (Napco)
•	Grand Sierra (Alcoa Home Exteriors)
•	Liberty Elite (Alcoa Home Exteriors)
•	Charleston Beaded Collection (Alcoa Home Exteriors)
•	Quest3 Series (Mastic)
•	T-lok Barkwood (Mastic)
•	Dimensions (Cellwood)
•	Dimensions Beaded (Cellwood)
•	Chatham Ridge (Georgia-Pacific)
•	Cedar Lane Select (Georgia-Pacific)
•	Assurance Outdoor Solutions (Kroy)
•	Kroy Express (Kroy)
Standard
•	Camden Pointe (Variform)
•	Nottingham (Variform)
•	Ashton Heights (Variform)
•	American Herald (Napco)
•	American Tradition (Napco)
•	Meadowbrook (Alcoa Home Exteriors)
•	Silhouette Classic (Alcoa Home Exteriors)
•	Carvedwood2 Series (Mastic)
•	Progressions (Cellwood)
•	Heritage Hill (Georgia-Pacific)
•	Forest Ridge (Georgia-Pacific)
•	Shadow Ridge (Georgia-Pacific)
•	Castle Ridge (Georgia-Pacific)
•	Kroy Fence and Railing Products (Kroy)
Economy
•	Contractor’s Choice (Variform)
•	American Comfort (Napco)
•	Providence (Napco)
•	Mill Creek (Alcoa Home Exteriors)
•	Trade-Mark cg (Alcoa Home Exteriors)
•	Brentwood (Mastic)
•	Evolutions (Cellwood)
•	Vision Pro (Georgia-Pacific)
Manufactured Housing
•	Parkside (Georgia-Pacific)
•	Oakside (Georgia-Pacific)

The breadth of our product lines and our multiple brand and price point strategy enable us to target multiple distribution channels (wholesale, retail and manufactured housing) and end sectors (home repair and remodeling and new home construction), with minimal channel conflict.

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

Our largest customer, BlueLinx, made up 16.8% of the net sales of our siding, fencing, railing and decking segment and 10.2% of our consolidated net sales for the year ended December 31, 2007.  For the year ended December 31, 2006, BlueLinx made up 34.6% of the net sales of our siding, fencing, railing and decking segment and 16.5% of our consolidated net sales.

Production and Facilities

Vinyl siding, skirting, soffit and accessories are manufactured in our Kearney, Missouri, Martinsburg, West Virginia, Jasper, Tennessee, Denison, Texas, and Stuarts Draft, Virginia facilities, while all metal products are produced in our Valencia, Pennsylvania and Sidney, Ohio facilities.  All injection molded products such as shakes, shingles, scallops, shutters, vents and mounts are either manufactured in our Gaffney, South Carolina facility or purchased from outside suppliers.  In February 2007, the Company announced that the Atlanta, Georgia facility would be closed in the second quarter of 2007 and in October  2007, the Company announced that the Denison, Texas facility would be closed in early 2008, both due to excess production capacity.  The vinyl and metal plants have sufficient capacity to support planned levels of sales growth for the foreseeable future.  Our fencing, railing and decking products are currently manufactured at our York, Nebraska and Fair Bluff, North Carolina facilities.  The fencing, railing and decking plants have sufficient capacity to support our planned sales growth for the foreseeable future.  We expect our capital expenditures for our siding, fencing, railing and decking segment in the near future to remain consistent with our expenditures in past years.

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

Competition

We compete with other national and regional manufacturers of vinyl siding, fencing, railing and decking products.  We believe we are one of the largest manufacturers of vinyl siding in North America, alongside CertainTeed and Alside. We believe that we account for approximately 29% of the U.S. vinyl siding market.  Significant growth in vinyl fencing, railing and decking has attracted many new entrants, and the sector today is very fragmented.  Our fencing, railing and decking competitors include U.S. Fence, Homeland, Westech, Bufftech, Outdoor Technologies, Royal, Outdoor Fiberon and Trex.  We generally compete on product quality, breadth of product offering, sales and service support.  In addition to competition from other vinyl siding, fencing, railing and decking products, our products face competition from alternative materials: wood, metal, fiber cement and masonry siding.  Increases in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to decreases in net sales.

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

Backlog

Our siding, fencing, railing, and decking segment had a backlog of approximately $12.0 million at December 31, 2007.  We expect to fill 100% of the orders during 2008.

Windows and Doors Segment

Products
In our windows and doors segment, our principal products include vinyl, aluminum and wood windows and patio doors, as well as steel and fiberglass doors that serve both new home construction and the repair and remodeling sectors in the United States and Western Canada.  Our windows and doors segment includes MW, Great Lakes Window, Inc. (“GLW” or Great Lakes Window), Alenco, Pacific Windows Corporation, and CWD Windows and Doors, Inc. (“CWD”) subsidiaries.  We sell our windows and doors under our MW, Patriot, Twin Seal, Alenco, Builders View, Great Lakes, Ply Gem, Uniframe, Grandview, Seabrooke, Bayshore, Napco, CertainTeed, and CWD brand names.  A summary of our product lines is presented below according to price point:

Specialty/Super Premium
•	Uniframe (Great Lakes)
Premium
•	Freedom (MW)
•	Ply Gem Lifestyles (Great Lakes)
•	Great Lakes Seabrooke (Great Lakes)
•	Grandview 4000 & 5000 (Great Lakes)
•	Napco 3500 (Great Lakes)
•	MW 1400 (Great Lakes)
•	Ambassador (CWD)
•	Regency (CWD)
•	Bryn Mawr II (Pacific Windows)
•	Somerton II (Pacific Windows)
•	New Castle XT (Pacific Windows)
Standard
•	Jefferson (MW)
•	Classic (MW)
•	TwinSeal (MW)
•	Bayshore (Great Lakes)
•	Grandview 3000 (Great Lakes)
•	MW 1300 (Great Lakes)
•	Napco 2500 (Great Lakes)
•	Premier (CWD)
•	Diplomat (CWD)
•	Envoy (CWD)
•	Insulate (Pacific Windows)
•	New Castle II (Pacific Windows)
Economy
•	Consul (CWD)
•	Patriot (MW)
•	Alenco
•	Builders View (Alenco)

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

Our US Window group operates under one leadership team.  These window and door product lines are sold for use in new home construction and in home repair and remodeling through a highly diversified customer base, which includes, for our U.S. new construction product lines, independent building material dealers, regional/national lumberyard chains, builders direct/OEMs, and retail home centers.  New construction windows leverages a network of vertically integrated production and distribution facilities located in Virginia, New Jersey, Mississippi, North Carolina, Georgia, Texas, California, Washington and Arizona.  Our repair and remodeling windows products are primarily sold through dealers and distributors and are manufactured in Ohio, Texas, California and Washington.  Dealers typically market directly to homeowners or contractors in connection with remodeling requirements while distributors concentrate on local independent retailers.  In Canada, sales of CWD product lines in the new construction market are predominantly made through direct sales to builders and contractors, while sales in the renovation market are made primarily through retail lumberyards.  CWD products are distributed through eight distribution centers.

Our three largest customers, NV Ryan, 84 Lumber, and Builders FirstSource represented 7.3%, 4.8% and 4.4% of the sales of our windows and doors segment in 2007, respectively.

Production and Facilities

Our windows and doors manufacturing facilities have benefited from our continued investment and commitment to product development and product quality combined with increasing integration of best practices across our product offerings.  In addition, beginning in 2003, MW significantly lowered its manufacturing cost basis by expanding its existing in-house capacity to extrude vinyl lineals used in the production of windows.  During 2003 and 2004, MW purchased six new lineal extruders which more than doubled its previous lineal production capacity.  In 2005 and 2006, ten additional extruders were added to support organic growth and over 90% of the vinyl needs of GLW.   Leveraging our PVC resin blending expertise, 2006 also saw the addition of a new PVC resin blend facility to the already successful lineal production facility.  This successful venture not only delivered significant cost savings but also allowed us to further refine and improve our compound formulation and quality.  Alenco vinyl profiles were integrated in 2007.  In addition, our vertical integration allowed us to produce the vinyl window profiles for our Alenco products rather than purchasing them from outside suppliers, which allowed us to realize cost savings.

From a capacity perspective, all of our facilities have the ability to increase capacity in a cost effective manner by expanding production shifts.  Ongoing capital investments will focus upon new product development, expanding lineal production capacity, and equipment maintenance and improvement.

Raw Materials and Suppliers

PVC compound, wood, aluminum, and glass are major components in the production of our window and door products. Historically changes in PVC compound and wood prices have had the most significant impact on our material cost of products sold in our windows and doors segment.  We are one of the largest consumers of PVC resin in North America and we continue to leverage our purchasing power on this key raw material. As mentioned above, the PVC resin compound that is used in window lineal production is now produced on site.  The leveraging of our PVC resin buying power and the expansion of PVC resin compounding capabilities has begun to benefit all of our domestic window companies.

MW, Great Lakes Window, Pacific Windows, and CWD have significantly consolidated glass purchases to take advantage of strategic sourcing savings opportunities.

Competition

The window and patio door sector remains fragmented, comprised primarily of local and regional manufacturers.  Our competitors include MI Home Products, Silverline Building Products (Andersen Windows), Simonton Windows (Fortune Brands), Milgard Manufacturing, Inc. (Masco Corp.) and Atrium.  We generally compete on service, product performance, sales and support and our products are competitively priced.  We also face competition from alternative materials, primarily wood.

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

Backlog

Our windows and doors segment had a backlog of approximately $27.8 million at December 31, 2007.  We expect to fill 100% of the orders during 2008.

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

We voluntarily comply with the Vinyl Siding Institute (“VSI”) Certification Program with respect to our vinyl siding and accessories.  Prior to 1998, there was no commonly-adopted industry certification process for vinyl siding products.  Uniform minimum standards were available, but uniform compliance was not assured.  In 1998, the VSI, under the leadership of our former President and Chief Executive Officer, Lee Meyer, at that time the Chairman of the VSI, instituted a new industry-wide program to assure compliance with minimum product standards.  John Wayne, who is the President of our vinyl siding group, was the Chairman of the VSI during 2007.  All major vinyl siding manufacturers, representing over 95% of all products, now comply with these guidelines.

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

During 2007, Ply Gem spent approximately $2.8 million to purchase and install a new thermal oxidizer on the paint line at our Sidney, Ohio metal accessory production facility.  This expenditure was made to ensure compliance with EPA regulations at this facility.

Employees

As of December 31, 2007, we had approximately 6,250 full-time employees worldwide, of whom approximately 5,600 were in the United States and approximately 650 were in Canada.  Employees at our Canadian plant, our Valencia, Pennsylvania plant, and our Bryan, Texas plant are currently our only employees with whom we have a collective bargaining agreement.

•
Approximately 6.7% of our total employees are represented by the United Brotherhood of Carpenters and Joiners of America, pursuant to a collective bargaining agreement with certain of our Canadian employees, which expired on December 31, 2007.  In January 2008, the Company extended the agreement through December 31, 2009.

•
Approximately 0.8% of our total employees are represented by the United Steelworkers of America, AFL-CIO-CLC, pursuant to a collective bargaining agreement with certain of our Valencia, PA employees, that expires on December 1, 2011.

•
Approximately 5.4% of our total employees are represented by the International Chemical Workers Union Council, pursuant to a collective bargaining agreement with certain of our Alenco Windows employees, that expires on December 4, 2010.

Financial Information about Geographic Areas

All of the Company’s operations are located in the United States and Canada.  Revenue from external customers for the year 2007 consists of:

•	$1,269.8 million from United States customers
•	$89.3 million from Canadian customers
•	$4.4 million from all other foreign customers

Revenue from external customers for the year 2006 consists of:
•	$981.2 million from United States customers
•	$68.3 million from Canadian customers
•	$5.0 million from all other foreign customers

Revenue from external customers for the year 2005 consists of:
•	$775.8 million from United States customers
•	$58.2 million from Canadian customers
•	$4.9 million from all other foreign customers

At December 31, 2007, 2006 and 2005, long-lived assets totaled approximately $51.2 million, $44.2 million, and $43.6 million, respectively, in Canada and $1,240.0 million, $1,253.6 million, and $835.9 million, respectively, in the United States.  We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations.

Item 1A.  RISK FACTORS

Risks Associated with Our Business

The substantial level of our indebtedness may limit the cash flow available to invest in the ongoing needs of our business.

We have substantial indebtedness.  As of December 31, 2007, we had approximately $1,038.1 million of indebtedness outstanding and up to $70.8 million of additional borrowing capacity under the revolving portion of our senior credit facilities.

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

•
Our credit facility includes a financial covenant that does not allow our maximum leverage ratio of EBITDA (adjusted for certain items as allowed by the credit facility) to Net Debt (as defined in the credit facility) to exceed 6.75 to 1.00 for the period April 5, 2007 through December 31, 2008.  The maximum leverage ratio will decrease to 6.25 to 1.0 ratio for the period January 1, 2009 and thereafter.

The Company has historically been in compliance with all of its financial covenants.  Based upon current market conditions and our expectation of our ability to continue to realize cost savings and synergies and drive profitable market share gains, the Company believes it will maintain compliance with its covenants.  However, given the uncertainty that currently exists in the U.S. housing industry, no assurances can be given that future compliance will be maintained. If we fail to comply with this financial covenant, a default allows creditors to accelerate the related debt as well as any other debt of which a cross-acceleration or cross-default provision applies, which would adversely affect our financial condition.  Additionally, the lenders under our current facility may be able to terminate any commitments they have made to supply us with further funds, including not permitting us to borrow under our existing revolving credit facility and not permitting us to issue letters of credit, which could affect our working capital and our ability to make capital improvements or expenditures.  We may not be able to fully repay our debt obligations if some or all of our debt obligations are accelerated upon an event of default.

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

Our principal raw materials, PVC resin and aluminum, have been subject to rapid price changes in the past.  While we have historically been able to substantially pass on significant PVC resin and aluminum cost increases through price increases to our customers, our results of operations for individual quarters can be and have been hurt by a delay between the time of PVC resin and aluminum cost increases and price increases in our products.  While we expect that any significant future PVC resin and aluminum cost increases will be offset in part or whole over time by price increases to our customers, we may not be able to pass on any future price increases.

Because we depend on a core group of significant customers, our sales, cash flows from operations and results of operations may decline if our key customers reduce the amount of products they purchase from us.

Our top ten customers accounted for approximately 35.5% of our net sales in the year ended December 31, 2007.  Our largest customer, BlueLinx, distributes our vinyl siding and accessories through multiple channels within its building products distribution business, and accounted for approximately 10.2% of our 2007 net sales.  We expect a small number of customers to continue to account for a substantial portion of our net sales for the foreseeable future.

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

Our financial performance is affected by the availability of qualified personnel and the cost of labor.  Currently, approximately 12.8% of our employees are represented by labor unions.  We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity.  Furthermore, some of our direct and indirect suppliers have unionized work forces.  Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured.  Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We may be subject to claims arising from the operations of our subsidiaries, including Ply Gem Industries, MW, Alenco, AHE, and Pacific Windows prior to our acquisitions.  Our ability to seek indemnification from the former owners of our subsidiaries may be limited, in which case, we would be liable for these claims.

We have acquired all of our subsidiaries in the last several years, including Ply Gem Industries, Inc., MW, Alenco, AHE and Pacific Windows. We may be subject to claims or liabilities arising from the ownership or operation of our subsidiaries prior to our acquisition of them.  Our ability to seek indemnification from the former owners of our subsidiaries is limited by various factors, including the specific limitations contained in the respective acquisition agreement and the financial ability of the former owners.

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

We completed the Pacific Windows Acquisition in September of 2007.  Our ability to seek indemnification from the selling stockholders of Pacific Windows for specified matters is subject to limitations, including the periods to submit claims, minimum amount of losses suffered and aggregate amounts of recovery.

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

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees.  To encourage the retention of certain key executives, we have entered into various equity-based compensation agreements with our senior executives, including Messrs. Robinette, Poe, Wayne, Sveinson, and Veach designed to encourage their retention.  Each member of our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success.  We do face the risk, however, that members of our senior management may not continue in their current positions and the loss of the services of any of these individuals could cause us to lose customers and reduce our net sales, lead to employee morale problems and/or the loss of key employees, or cause disruptions to our production.  Also, we may be unable to find qualified individuals to replace any of the senior executive officers who leave our company.

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

Item 2.  PROPERTIES

Our corporate headquarters is located in Kearney, Missouri.  We own and lease several additional properties in the U.S. and Canada.  We operate the following facilities as indicated.

Location	Square Footage	Facility Use	Lease Expiration Date

Siding, Fencing, Railing and Decking Segment
Jasper, TN	270,000	Manufacturing and Administration	NA
Fair Bluff, NC (1)	200,000	Manufacturing and Administration	09/30/2024
Kearney, MO (1)	175,000	Manufacturing and Administration	09/30/2024
Independence, MO	105,000	Warehouse	01/31/2010
Valencia, PA (1)	175,000	Manufacturing and Administration	09/30/2024
Martinsburg, WV (1)	163,000	Manufacturing and Administration	09/30/2024
Martinsburg, WV	124,000	Warehouse	01/14/2011
York, NE (1)	76,000	Manufacturing	09/30/2024
Cary, NC	7,000	Administration	12/31/2014
Stuarts Draft, VA	257,000	Manufacturing and Administration	NA
Sidney, OH	819,000	Manufacturing and Administration	NA
Denison, TX	257,000	Manufacturing and Administration	NA
Gaffney, SC	260,000	Manufacturing and Administration	NA
Atlanta, GA	151,000	Warehouse	08/31/2008
Atlanta, GA	78,000	Warehouse	08/31/2008
Staunton, VA	145,000	Warehouse	11/30/2008
Stuarts Draft, VA	120,000	Warehouse	04/30/2008
Harrisburg, VA	268,000	Warehouse	03/15/2015
Denison, TX	245,000	Warehouse	06/30/2008
Denison, TX	26,000	Warehouse	02/28/2008
Denison, TX	32,000	Warehouse	Month-to-month
Gaffney, SC	27,000	Warehouse	Month-to-month
Kansas City, MO	36,000	Administration	12/31/2017

Windows and Doors Segment
Calgary, AB, Canada (1)	301,000	Manufacturing and Administration	09/30/2024
Walbridge, OH (1)	250,000	Manufacturing and Administration	09/30/2024
Walbridge, OH	30,000	Warehouse	11/30/2008
Rocky Mount, VA (1)	720,000	Manufacturing and Administration	09/30/2024
Rocky Mount, VA (1)	160,000	Manufacturing	09/30/2024
Rocky Mount, VA	180,000	Manufacturing	08/31/2016
Rocky Mount, VA	80,000	Warehouse	08/31/2008
Rocky Mount, VA	300,000	Warehouse	08/31/2016
Hammonton, NJ	360,000	Manufacturing and Administration	10/31/2012
Tupelo, MS	200,000	Manufacturing and Administration	06/16/2010
Fayetteville, NC	56,000	Warehouse	NA
Peachtree City, GA	148,000	Manufacturing	08/19/2014
Peachtree City, GA	40,000	Manufacturing	NA
Dallas, TX	32,000	Manufacturing	03/31/2010
Bryan, TX	274,000	Manufacturing and Administration	08/20/2014
Bryan, TX	75,000	Manufacturing	12/31/2014
Phoenix, AZ	156,000	Manufacturing	03/31/2011
Farmers Branch, TX	53,000	Warehouse	01/31/2010
Auburn, WA	262,000	Manufacturing and Administration	12/31/2013
Corona, CA	128,000	Manufacturing and Administration	09/30/2012
Sacramento, CA	234,000	Manufacturing and Administration	09/12/2019

(1)	These properties are included in long-term leases entered into as a result of a sale/leaseback agreement entered into in August 2004 as part of the funding for the purchase of MWM Holding.

Item 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of December 31, 2007, we were not a party to any material legal proceedings.

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

Holders

        As of March 25, 2008 there was one holder of record of the common equity securities of Ply Gem Holdings.

Dividends

        Ply Gem Holdings did not pay any dividends in respect to its common stock in the two fiscal years ended December 31, 2007 and 2006.

Securities authorized for issuance under equity compensation plans

     The following table shows the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2007.

	(A)	(B)	( C)
	Number of	Weighted	Number of
	securities to be	average	securities available
	issued upon	exercise price of	for future issuance
	exercise of	outstanding	under equity
	outstanding	options,	compensation plans
	options, warrants	warrants and	(excluding securities
Plan Category	and rights	rights	reflected in column (A)

Equity compensation plans
Approved by shareholders	248,594	$38.12	85,471

Equity compensation plans not
Approved by shareholders	-	-	-

Total	248,594	$38.12	85,471

Item 6.     SELECTED FINANCIAL DATA

The following financial data set forth below is for the five-year period ended December 31, 2007. The audited data for the Pre-Nortek Recapitalization period from January 1, 2003 through January 9, 2003, (the “Nortek Recapitalization”) has been prepared on different bases of accounting due to the Recapitalization of our former parent Nortek, which took place on January 10, 2003, and therefore is not directly comparable to subsequent periods.  The periods presented during calendar 2004 provide the operating results of Ply Gem Industries from the beginning of the year, January 1, 2004, until the date of the Ply Gem Acquisition, February 12, 2004, as well as of Ply Gem Holdings from the date of inception of January 23, 2004 through December 31, 2004. Subsequent to the acquisition, the financial statements presented are on a different basis of accounting.  Therefore, they are not directly comparable to preceding periods.The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements, related notes and other financial information included elsewhere in this report.

	Consolidated				Combined
	Ply Gem Holdings				Ply Gem Industries
					Post-Nortek		Pre-Nortek
							Recapital-
					Recapitalization		ization

	For the	For the	For the	Jan. 23,	Jan. 1,	Jan. 10,	Jan. 1,
	Year ended	Year ended	Year ended	2004 to	2004 to	2003 to	2003 to
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Feb. 11,	Dec. 31,	Jan. 9,
	2007	2006	2005	2004	2004	2003	2003
	(4)	(2) (3)		(1)
Summary of Operations
Net Sales	$1,363,546	$1,054,468	$838,868	$585,945	$40,612	$522,565	$8,824
Income (loss) from continuing operations	5,614	5,721	20,225	17,682	(3,350)	11,000	(900)

Total assets	1,625,607	1,649,721	1,049,998	1,104,299	N/A	503,368	N/A
Long-term borrowings	1,031,223	1,042,894	635,776	702,930	N/A	423,161	N/A

(1)	includes the results of MWM Holdings from the date of acquisition, August 27, 2004.
(2)	includes the results of Alenco from the date of acquisition, February 25, 2006.
(3)	includes the results of AHE from the date of acquisition, October 31, 2006.
(4)	includes the results of Pacific Windows from the date of acquisition, September 30, 2007.

See the Notes to the consolidated and combined Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein regarding the effect on operating results of acquisitions and other matters.

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included in this Annual Report on Form 10-K.  This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the independent registered public accounting firm’s report thereon), and the description of our business, all as set forth in this Annual Report on Form 10-K, as well as the risk factors discussed below and in Item 1A.

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

On August 27, 2004 Ply Gem Industries acquired all of the outstanding shares of capital stock of MWM Holding, in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding and the selling stockholders in the MW Acquisition.  The accompanying financial statements include the operating results of MWM Holding for the period of August 27, 2004, the date of acquisition, through December 31, 2007.

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

On February 24, 2006, Ply Gem completed the Alenco Acquisition in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock option holders of AWC and FNL Management Corp., an Ohio corporation, as their representative on February 6, 2006 (the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase shares of common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco (the “Rollover Shares”) that were contributed separately to Ply Gem Prime Holdings, Inc., the new parent company of Ply Gem Investment Holdings, Inc., in exchange for shares of capital stock of Ply Gem Prime Holdings, Inc.).  Immediately following the completion of the Alenco Acquisition, AWC became a wholly owned subsidiary of Ply Gem.  The purchase price paid by Ply Gem was approximately $89.4 million on cash, which included $4.0 million in cash delivered by Ply Gem to an escrow agent to be held in escrow as security for the sellers’ indemnification and other obligations under the Securities Purchase Agreement, plus the repayment of approximately $31.3 million of outstanding indebtedness of Alenco. In connection with the Alenco Acquisition, certain members of Alenco management invested approximately $8.1 million in the capital stock of Ply Gem Prime Holdings, Inc.  The accompanying financial statements include the operating results of Alenco for the period of February 24, 2006, the date of acquisition, through December 31, 2007.

On October 31, 2006, Ply Gem Industries acquired all of the outstanding shares of capital stock of Alcoa Home Exteriors, Inc. (“AHE”), in accordance with a stock purchase agreement entered into among Ply Gem, Alcoa Securities Corporation, and Alcoa Inc.  The purchase price paid by Ply Gem was approximately $305.0 million in cash. The accompanying financial statements include the operating results of AHE for the period of October 31, 2006, the date of acquisition, through December 31, 2007.

        On September 30, 2007, Ply Gem Industries acquired the vinyl window and patio door business of Certain Teed Corporation, through a stock acquisition.  On the acquisition date, the Company changed the name of the acquire business to Ply Gem Pacific Windows Corporation (“Pacific Windows”).  The purchase price paid by Ply Gem was approximately $35.0 million in cash and was funded from a combination of cash on hand and borrowings against Ply Gem’s $75.0 million credit facility.  The accompanying financial statements include the operating results of Pacific Windows for the period September 30, 2007 through Decmeber 31, 2007.

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

Comparability.   All periods after the Alenco Acquisition in February 2006 include the results of operations of Alenco.  All periods after the AHE Acquisition in October 2006 include the results of operations of AHE.  All periods after the Pacific Windows Acquisition in September 2007 include the results of operations of Pacific Windows.

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

Critical Accounting Policies

The following discussion and analysis of our financial position and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based on our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates.  Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory.  Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at December 31, 2007 would result in a $0.7 million impact upon SG&A expense and a $1.1 million impact upon cost of products sold.  Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

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

Inventories.  Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market.  At December 31, 2007, and December 31, 2006, approximately $10.9 million and $9.6 million of total inventories, respectively, were valued on the last-in, first-out method, or “LIFO.”   Alternatively, under the first-in, first-out method, or “FIFO,” method of accounting, such inventories would have been approximately $3.7 million and $4.7 million higher at December 31, 2007 and December 31, 2006, respectively.  All other inventories were valued under the FIFO method.  In connection with both LIFO and FIFO inventories, we record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Asset Impairment.  In accordance with SFAS No. 144, we evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and purchased intangible assets subject to amortization, based on expectations of non-discounted future cash flows for each subsidiary having a material amount of long-lived assets. If circumstances indicate a potential impairment, and if the sum of the expected non-discounted future cash flow is less than the carrying amount of all assets including SFAS No. 144 long-lived assets, we would recognize an impairment loss.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows could indicate a potential impairment.

Goodwill and Indefinite Lived Intangibles Impairment.  In accordance with SFAS No. 142, we perform annual tests for goodwill and indefinite lived intangibles impairment.  We assess goodwill and indefinite lived intangibles which are not subject to amortization for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  In certain circumstances, we use third-party valuation specialists to help evaluate fair values of reporting units or indefinite lived intangibles.  To evaluate goodwill for impairment, the company estimates the fair value of reporting units considering such factors as discounted cash flows and EBITDA valuation multiples for comparable publicly traded companies. Based upon our most recent analysis, we believe that no impairment of goodwill existed at December 31, 2007.  We did recognize an impairment of our indefinite lived intangibles, and recorded an impairment loss of approximately $4.1 million during the fourth quarter of 2007.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows could indicate a potential impairment.

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

Income Taxes.  We account for deferred income taxes using the asset and liability method in accordance with SFAS No. 109 “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet.  The amount recorded in our financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns.  Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states in which we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  During 2005, the Company established reserves relating to net operating losses acquired in the MW Acquisition and transaction costs associated with the Ply Gem and MW Acquisitions.  If the benefits for which a reserve has been provided are subsequently recognized, they will reduce goodwill resulting from the application of the purchase method of accounting for these transactions.  We have executed a tax sharing agreement with Ply Gem Holdings and Ply Gem Investment Holdings, Inc. pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  Our U.S. subsidiaries file unitary, combined and separate state income tax returns.  CWD Windows and Doors files separate Canadian income tax returns.

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

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Net Sales
Siding, Fencing, Railing and Decking	828,124	502,610	390,925
Windows and Doors	535,422	551,858	447,943
Operating earnings
Siding, Fencing, Railing and Decking	74,560	44,060	44,892
Windows and Doors	36,134	50,524	47,699
Unallocated	(7,045)	(9,877)	(3,798)
Foreign currency gain
Windows and Doors	3,961	77	1,010
Interest expense, net
Siding, Fencing, Railing and Decking	(110)	(168)	296
Windows and Doors	1,673	1,652	1,804
Unallocated	95,229	69,529	54,827
Other expense
Unallocated	1,202	4,462	-
Income tax expense
Unallocated	4,002	3,502	12,651
Income before cumulative effect of
accounting change	5,614	5,807	20,225

The following tables set forth our results of operations based on the amounts and the percentage relationship of the items listed to net sales for the periods indicated

This review of performance is organized by business segment, reflecting the way we manage our business.  Each business group leader is responsible for operating results down to operating earnings.  We use operating earnings as a performance measure as it captures the income and expenses within the management control of our business leaders.  Corporate management is responsible for making all financing decisions.  Therefore, each segment discussion focuses on the factors affecting operating earnings, while interest expense and income taxes and certain other unallocated expenses are separately discussed at the corporate level.

Siding, Fencing, Railing and Decking Segment

	Year ended		Year ended		Year ended
	December 31,		December 31,		December 31,
	2007		2006		2005
Statement of operations data:
Net Sales	828,124	100%	502,610	100%	390,925	100%
Cost of products sold	658,423	79.5%	408,158	81.2%	309,060	79.1%
Gross Profit	169,701	20.5%	94,452	18.8%	81,865	20.9%
SG&A expense	86,068	10.4%	46,571	9.3%	33,752	8.6%
Amortization of intangible assets	9,073	1.1%	3,821	0.8%	3,221	0.8%
Operating earnings	74,560	9.0%	44,060	8.8%	44,892	11.5%

Net Sales
Net sales for the year ended December 31, 2007 increased from the year ended December 31, 2006 by approximately $325.5 million or 64.8%.  The increase was primarily due to the addition of AHE which was acquired on October 31, 2006 and contributed approximately $478.9 million and $73.3 million of sales to the years ended December 31, 2007 and December 31, 2006, respectively, resulting in a net increase of approximately $405.6 million.  The increase in net sales due to AHE was partially offset by a decrease in sales due to industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector of the market and corresponding decline in repair and remodeling expenditures which negatively impacted demand for our products.  According to the National Association of Home Builders (“NAHB”), 2007 single family housing starts declined by approximately 29.6% from actual levels achieved in 2006.  Additionally, according to the NAHB’s forecast single family housing starts are expected to decline in 2008 by 30.8% as compared to actual levels achieved in 2007.

Net sales for the year ended December 31, 2006 increased from the year ended December 31, 2005 by approximately $111.7 million or 28.6%.  The increase was primarily due to the addition of AHE which was acquired on October 31, 2006 and contributed approximately $73.3 million of sales to the year ended December 31, 2006.  The increase in net sales was also driven by increased unit volume sold, as well as higher selling prices that were increased in response to industry wide increases in raw material and freight costs.  The increase in units sold was driven by growth with new vinyl siding customers that were obtained during 2005, and was partially offset by industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector of the market.  According to the National Association of Home Builders (“NAHB”), single family housing starts declined by 14.2% in 2006.  As a result of the Company’s ability to grow unit volume sales in 2006, our vinyl siding sales outperformed the industry during 2006 and our market share of the vinyl siding industry increased during 2006 as compared to 2005.

Cost of Products Sold
Cost of products sold for the year ended December 31, 2007 increased from the year ended December 31, 2006 by approximately $250.3 million or 61.3%.  The increase in cost of products sold was primarily driven by the cost of products sold contributed by AHE which was acquired on October 31, 2006.  The increase due to the acquisition of AHE was partially offset by cost savings that the Company is realizing from its acquisition of AHE which included reduced purchased cost on certain raw materials, reduced fixed overhead and other manufacturing efficiency improvements.  Additionally, in light of current market conditions for building products, the Company has adjusted the size of its workforce and reduced its fixed overhead structure, including reductions in certain fixed expenses related to the vinyl siding plant in Atlanta, GA, which ceased production in April of 2007.  In addition, on October 12, 2007, the Company announced that it intends to close its Denison, TX vinyl siding plant which employed approximately 180 employees.  The Company ceased production at the Denison, TX plant in February of 2008.  The Company expects to save approximately $5.5 million and $10.0 million from the closure of the Atlanta, GA and the Denison, TX facilities, respectively.

 Cost of products sold for the year ended December 31, 2006 increased from the year ended December 31, 2005 by approximately $99.1 million or 32.1%.  The increase in cost of products sold was primarily driven by the cost of products sold contributed by AHE which was acquired on October 31, 2006.  Excluding the increase attributable to AHE, cost of products sold increased due to increased sales volume and market wide increases in raw material costs, specifically PVC resin and aluminum, and higher freight expense related to carrier fuel costs.  The market wide increase in raw material and freight costs were fully offset by selling price increases and material strategic sourcing and other cost savings initiatives that management implemented during 2006.  In addition, cost of products sold for the 2006 period was impacted by purchase accounting, primarily from the non-cash write off of purchase price allocated to inventory from the AHE Acquisition, which increased cost of products sold by approximately $3.0 million for the year ended December 31, 2006.

Selling general and administrative expense
SG&A expense for the year ended December 31, 2007 increased from the year ended December 31, 2006 by approximately $39.5 million or 84.8%.   The increase was due to the addition of AHE, which contributed approximately $39.2 more to SG&A expense in 2007 as compared to 2006.  During 2007 the Company reduced certain SG&A expenses in light of current market conditions and realized cost savings associated with its acquisition of AHE through the elimination of certain duplicative functions, however, these savings were largely offset in 2007 by expenses incurred to integrate the AHE acquisition into the Company’s Siding, Fencing, Railing and Decking Segment.  The Company believes that certain expenses that were incurred during 2007 to integrate the AHE acquisition, such as computer systems consultants, are non-recurring in nature.  In addition, SG&A expense for the year ended December 31, 2007 included non-recurring costs associated with the closure its Denison, TX vinyl siding facility which ceased production in February of 2008.

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

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2007 increased by approximately $5.3 million, primarily due to the addition of AHE operations.

Windows and Doors Segment

	Year ended		Year ended		Year ended
	December 31,		December 31,		December 31,
	2007		2006		2005
Statement of operations data:
Net Sales	535,422	100%	551,858	100%	447,943	100%
Cost of products sold	417,084	77.9%	423,260	76.7%	338,516	75.6%
Gross Profit	118,338	22.1%	128,598	23.3%	109,427	24.4%
SG&A expense	69,496	13.0%	69,171	12.5%	55,188	12.3%
Intangible Impairment	4,150	0.8%	782	0.0%	-	0.0%
Amortization of intangible assets	8,558	1.6%	8,121	1.5%	6,540	1.5%
Operating earnings	36,134	6.7%	50,524	9.2%	47,699	10.6%
Currency transaction gain	3,961	0.7%	77	0.0%	1,010	0.2%

Net Sales
Net sales for the year ended December 31, 2007 decreased from the year ended December 31, 2006 by approximately $16.4 million, or 3.0%.  The decrease in net sales was due to lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as discussed above, a decline in demand for our repair and remodeling windows due to a slowdown in the remodeling and replacement activity across the U.S., and the discontinuation of an unprofitable mechanical window product line that was produced at our Sarver, PA facility which was closed in June 2006.  The decline in sales of our U.S. windows and doors was partially offset by a 27% increase in sales of our Canadian window and door business as well as additional sales contributed by Alenco during the first quarter of 2007 as compared to the same period in 2006 and Pacific Windows in 2007.

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

Cost of Products Sold
Cost of products sold for the year ended December 31, 2007 decreased from the prior year by approximately $6.2 million, or 1.5%.  The decrease in cost of products sold was primarily driven by the lower level of sales in our new construction window products and the discontinued mechanical window product line discussed above.  The decrease in cost of products sold was partially offset by higher cost of products sold in our Canadian window and door business and due to higher volume and corresponding increases in cost of products sold for Alenco and Pacific Windows.  Cost of products sold associated with Alenco for 2007 included 12 months as compared to only 10 months in 2006.

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

Selling general and administrative expense
SG&A expense for the year ended December 31, 2007 increased from the prior year by approximately $0.3 million, or 0.5%.  The change in SG&A expense was driven by reduced 2007 selling, marketing and professional fees of approximately $2.2 million and a reduction to the 2007 net expense due to approximately $1.2 million of cash received from an account receivable that had been fully reserved in periods prior to 2006.  In addition, SG&A expenses for the first nine months of 2006 included approximately $0.8 million of restructuring costs due to the closure of the Sarver, PA facility, and approximately $0.6 million due to the loss on the sale of the Sarver building.  The decreases were partially offset by higher SG&A expenses of approximately $5.1 million due to the addition of Alenco in 2006 and Pacific Windows in 2007.

SG&A expense for the year ended December 31, 2006 increased from the prior year by approximately $14.0 million, or 25.3%.   The increase in SG&A expense was driven by the addition of Alenco which contributed approximately $13.2 million, as well as costs incurred in our repair and remodeling business related to changes in management and consulting costs incurred to improve business performance.  SG&A costs for the 2006 period also include approximately $0.8 million of restructuring costs due to the closure of the Sarver, PA facility, and approximately $0.6 million due to the loss on the sale of the Sarver building.

Intangible Impairment
The Company evaluated the intangible assets (tradenames) with indefinite lives for impairment as of November 30, 2007, and determined that there was an impairment.  The impairment charge was primarily a result of a change in the assumption of long-term revenue growth related to the tradenames.  As a result, the Company wrote down those assets by approximately $4.2 million.

      In 2006, due to the Sarver facility closure, an intangible asset impairment of approximately $0.8 million was recognized.

Amortization of Intangible Assets
Amortization expense for the year ended December 31, 2007 increased by approximately $0.4 million, due to the addition Alenco in 2006 and Pacific Windows in 2007.

Currency Transaction Gain
Currency transaction gains for the year ended December 31, 2007 increased by approximately $3.9 million from the prior year.  The transaction gain resulted from debt, denominated in US dollars, recorded by the Company’s Canadian subsidiary, which fluctuated due to the changing exchange rate.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Statement of operations data:
Operating earnings (loss)	(7,045)	(9,877)	(3,798)
Interest expense	(96,356)	(70,316)	(55,199)
Investment income	1,127	787	372
Other expense	(1,202)	(4,462)	-
Provision (benefit) for income taxes	4,002	3,502	12,651

Operating earnings (loss)
Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The decrease of approximately $2.8 million in expenses for the year ended December 31, 2007 as compared to the prior year includes a decrease of approximately $2.5 million in deferred compensation expense and a decrease of approximately $1.4 million due to changes in the required insurance reserves, partially offset by an increase of approximately $1.1 million in salaries, benefits and professional fees.

The increase in expenses for the year ended December 31, 2006 from the prior year includes approximately $1.7 million in salaries, benefits and professional fees, approximately $3.0 million of deferred compensation expense, and approximately $0.9 million to increase the insurance reserve.

Interest expense
Interest expense for the year ended December 31, 2007 increased by approximately $26.0 million or 37.0% as a result of increased borrowings used to finance the Alenco Acquisition in February 2006 and the AHE Acquisition in October 2006.

Interest expense for the year ended December 31, 2006 increased by approximately $15.1 million or 27.4%, primarily as a result of increased borrowings used to finance the Alenco Acquisition in February 2006 and the AHE Acquisition in October 2006.

Other expense
 Expenses recognized as ‘other expense’ during 2007 were third-party charges associated with the Company’s bank refinancing costs. Expenses recognized as ‘other expense’ during 2006 were third-party charges associated with business combination financing costs.

Income taxes

         Income tax expense for the year ended December 31, 2007 increased from the prior year by approximately $0.5 million, primarily as a result of higher state tax rates as a result of the inability to utilize losses as well as the Company was not able to realize the benefit from Domestic Production activity.  In addition, the Company’s 2007 tax expense included approximately $0.6 million tax benefit to correct for rates used in prior periods for the proper graduated rate structures.  These errors were not considered to be material to current or prior periods.

      Income tax expense for the year ended December 31, 2006 decreased from the prior year by approximately $9.1 million, primarily as a result of lower pretax earnings in 2006 as compared to 2005, in addition to a reduction in the effective tax rate to approximately 37.6% for the year ended December 31, 2006, as compared to approximately 38.5% for the year ended December 31, 2005.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We  finance these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ credit facility.

      Net cash provided by operating activities for the year ended December 31, 2007 was approximately $82.5 million.  Net cash provided by operating activities for the years ended December 31, 2006 and 2005 was approximately $57.9 million and $63.9 million, respectively.  The increase in net cash provided by operating activities for.2007 as compared to 2006 was primarily driven by higher net income before adjustments for depreciation and amortization which were higher in 2007 as compared to 2006.  The decrease in net cash provided by operating activities for the 2006 period compared to the 2005 period was primarily driven by decreased earnings.

Net cash used in investing activities for the year ended December 31, 2007 was approximately $56.4 million.  Net cash used in investing activities for the year ended December 31, 2006 and 2005 was approximately $432.2 million and $14.4 million, respectively.  The cash used in investing activities for the year ended December 31, 2007 was primarily used to fund the acquisition of Pacific Windows.  The cash used in investing activities for the year ended December 31, 2006 was primarily used to fund the Alenco and AHE acquisitions.  The cash used in investing activities for the year ended December 31, 2005 was primarily used for capital expenditures.

Net cash used in financing activities for the year ended December 31, 2007 was approximately $15.1 million.  Net cash provided by financing activities for the year ended December 31, 2006 was approximately $405.4 million.  Net cash used in financing activities for the year ended December 31, 2005 was approximately $34.3 million.  The cash used in financing activities for the year ended December 31, 2007 was primarily used to pay down debt.  The increase in net cash provided by financing activities for the year ended December 31, 2006 was driven by the cash provided from the financing agreement associated with the Alenco and AHE acquisitions.  The cash used in financing activities for the year ended December 31, 2005 was primarily used to pay down debt.

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

On April 5, 2007, the Company entered into the fifth amendment to its credit facility.  The refinancing resulted in a combination of the First and Second Lien Term Loans and increased the amount of the revolving loan facility from $70.0 million to $75.0 million.

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our credit facilities.  As of December 31, 2007, we had approximately $1,038.1 million of indebtedness and $70.8 million of availability under the revolving credit facility.  The Company’s senior credit facilities with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to $762.1 million, consisting of $687.1 million of term loan facilities maturing in August 2011 and a $75.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009.  The term loan facility was drawn in full in and has two tranches, originally consisting of: 1) a $662.3 million tranche under which Ply Gem Industries, Inc. is the borrower, and 2) a $24.8 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower.  As of December 31, 2007 the balances of the two tranches were approximately $657.3 million and $20.6 million, respectively.

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

Under the terms of our credit facilities, we are permitted to use the excess cash flow and/or a portion of the revolving credit portion of the Credit Facilities to repurchase up to $40.0 million aggregate principal amount of the Senior Subordinated Notes.  Subject to market conditions, our capital needs and other factors, we may from time to time purchase up to $40.0 million aggregate principal amount of the 9% Senior Subordinated Notes in market transactions, privately negotiated sales or other transactions.  As of December 31, 2007, we had not purchased any of our Senior Subordinated Notes.

The credit facilities and the indenture for the Senior Subordinated Notes impose certain restrictions on Ply Gem Industries, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.  The terms of the credit facilities and the Senior Subordinated Notes also significantly restrict the ability of Ply Gem Industries to pay dividends and otherwise distribute assets to Ply Gem Holdings.  In addition, the credit facilities require Ply Gem Industries to comply with certain financial ratios.  The credit facility includes a financial covenant that does not allow our maximum leverage ratio of EBITDA (adjusted for certain items as allowed by the credit facility) to Net Debt (as defined in the credit facility) to exceed 6.75 to 1.00 for the period April 5, 2007 through December 31, 2008.  The maximum leverage ratio will decrease to 6.25 to 1:00 for the period January 1, 2009 and thereafter. The Company has historically been in compliance with all of its financial covenants.  Based upon current market conditions and our expectation of our ability to continue to realize cost savings and synergies and drive profitable market share gains, the Company believes it will maintain compliance with its covenants.  Given the uncertainty that currently exists in the U.S. housing industry, no assurances can be given that future compliance will be maintained. However, Management has implemented plans to mitigate this risk through cost reduction and cash management measures.  For further discussion on these covenants, see Item 1A. Risk Factors related to our high level of indebtedness.

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

Because of the inherent seasonality in our business and the resulting working capital requirements, our liquidity position within a given year will fluctuate.  The seasonal effect that creates greatest capital needs is experienced during the first nine months of the year and we anticipate the need to borrow funds under the revolving portion of our Credit Facilities to support this requirement.  However, we anticipate that the funds generated by operations and funds available under our Credit Facilities will be adequate to finance our ongoing operational cash flow needs, capital expenditures (as described above), debt service obligations, management incentive expenses, fees payable under the General Advisory and other contractual obligations for the foreseeable future.

Contractual Obligations

The following table summarizes our contractual cash obligations under financing arrangements and lease commitments as of December 31, 2007, including interest amounts.  Except for the senior subordinated notes, the interest rates are generally variable and have been presented at the current rates.  Actual rates for future periods may differ from those presented here.

				More Than
		Less		3 Years Yet
	Total	Than		Less Than	5 Years
	Amount	1 Year	1-3 Years	5 Years	or More
	(dollars in thousands)
Term loan facilities, principal	$677,910	$6,873	$13,746	$657,291	$-
Term loan facilities, interest	176,463	51,060	100,557	24,846	-
Senior subordinated notes	360,000	-	-	360,000	-
Senior subordinated notes, interest	145,800	32,400	64,800	48,600	-
Non-cancelable lease commitments	158,811	22,433	33,161	26,480	76,737
Pension obligations	12,500	1,250	2,500	2,500	6,250
Total	$1,531,484	$114,016	$214,764	$1,119,717	$82,987

We have reflected the pension obligation in future periods as being equal to the 2008 annual funding requirement.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP.  Effective for 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and liabilities as noted in FSP 157-2.  The Company is currently evaluating the impact of this standard.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date be measured at their fair values as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. Any acquisition related costs are to be expensed instead of capitalized. The impact to the company from the adoption of SFAS 141R in 2009 will depend on acquisitions at the time. The provisions of SFAS No. 141(R) are effective for the Company’s fiscal year beginning January 1, 2009, and are to be applied prospectively.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The provisions of SFAS No. 160 are effective for the Company’s fiscal year beginning January 1, 2009, and are to be applied prospectively.  The Company is currently evaluating the impact that the implementation of SFAS No. 160 will have on its financial statements.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

We are exposed to market risk from changes in interest rates primarily through our borrowing activities.  In addition, our ability to finance future acquisition transactions may be impacted if the Company is unable to obtain appropriate financing at acceptable interest rates.  Our principal interest rate exposure relates to the term loans outstanding under our senior credit facilities.  We had approximately $677.9 million of term loans outstanding at December 31, 2007, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $1.7 million per year.  We also have a revolving credit facility which will provide for borrowings of up to $75.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities.  Assuming the revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year.  In the future we may enter into interest rate swaps, involving exchange of floating or fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  In 2007, the net impact of foreign currency changes to the Company’s results of operations was a gain of $4.0 million.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s equity of approximately $5.7 million at December 31, 2007.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At December 31, 2007, we did not have any significant outstanding foreign currency hedging contracts.

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

We have audited the accompanying consolidated balance sheets of Ply Gem Holdings, Inc. and subsidiaries  as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholder’s equity and comprehensive income, and cash flows for each of  the  years in the three-year  period  ended December  31, 2007.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this From 10-K.  These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 12 to the consolidated financial statements on January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R), Share-Based Payment.

/s/ KPMG LLC

Kansas City, Missouri
March 25, 2008

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF OPERATIONS

	For the Year	For the Year	For the Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2006	2005
		(Amounts in thousands)

Net Sales	$1,363,546	$1,054,468	$838,868
Costs and Expenses:
Cost of products sold	1,075,507	831,418	647,576
Selling, general and administrative expense	162,609	125,619	92,738
Intangible asset impairment	4,150	782	-
Amortization of intangible assets	17,631	11,942	9,761
Total Costs and Expenses	1,259,897	969,761	750,075
Operating earnings	103,649	84,707	88,793
Foreign currency gain	3,961	77	1,010
Interest expense	(98,496)	(72,218)	(57,657)
Investment income	1,704	1,205	730
Other expense	(1,202)	(4,462)	-
Income before provision for income taxes and
cumulative effect of accounting change	9,616	9,309	32,876
Provision for income taxes	4,002	3,502	12,651
Income before cumulative effect of
accounting change	5,614	5,807	20,225
Cumulative effect of accounting change, net of
income tax benefit of $57	-	(86)	-
Net income	$5,614	$5,721	$20,225

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Amounts in thousands, except
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$65,207	$53,274
Accounts receivable, less allowances of $7,320 and $6,802, respectively	111,653	130,795
Inventories:
Raw materials	60,003	50,936
Work in process	23,071	25,339
Finished goods	45,208	51,881
Total inventory	128,282	128,156
Prepaid expenses and other current assets	16,462	20,873
Deferred income taxes	12,797	18,770
Total current assets	334,401	351,868
Property and Equipment, at cost:
Land	4,017	3,990
Buildings and improvements	37,927	34,889
Machinery and equipment	240,921	215,555
Total property and equipment	282,865	254,434
Less accumulated depreciation	(83,869)	(47,597)
Total property and equipment, net	198,996	206,837
Other Assets:
Intangible assets, less accumulated amortization of $45,081 and $27,450,
respectively	213,257	232,833
Goodwill	835,820	811,285
Other	43,133	46,898
Total other assets	1,092,210	1,091,016
	$1,625,607	$1,649,721

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$6,873	$5,870
Accounts payable	96,256	95,568
Accrued expenses and taxes	93,416	113,527
Total current liabilities	196,545	214,965
Deferred income taxes	91,151	107,854
Other long term liabilities	67,144	56,292
Long-term debt, less current maturities	1,031,223	1,042,894
Stockholder's Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	180,667	181,792
Retained earnings	49,242	43,628
Accumulated other comprehensive income	9,635	2,296
Total Stockholder's Equity	239,544	227,716
	$1,625,607	$1,649,721

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year	For the Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2006	2005
		(Amounts in thousands)
Cash flows from operating activities:
Net income	$5,614	$5,721	$20,225
Adjustments to reconcile net income
to cash provided by operating activities:
Depreciation and amortization expense	54,067	33,816	26,125
Fair value premium on purchased inventory	1,289	3,266	-
Non-cash interest expense, net	6,941	5,571	5,079
Gain on foreign currency transactions	(3,961)	(77)	(1,010)
Intangible asset impairment	4,150	782	-
Loss on sale of assets	356	840	-
Other non-cash items	-	1,772	-
Deferred income taxes	(920)	(1,377)	1,785
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	32,654	25,264	(4,898)
Inventories	6,523	9,965	6,859
Prepaid expenses and other current assets	7,127	(981)	395
Accounts payable	(8,373)	(33,598)	7,595
Accrued expenses and taxes	(23,536)	6,511	2,715
Other	614	403	(960)
Net cash provided by operating activities	82,545	57,878	63,910
Cash flows from investing activities:
Capital expenditures	(20,017)	(20,318)	(14,742)
Proceeds from sale of assets	63	4,536	-
Acquisitions, net of cash acquired	(36,453)	(416,386)	380
Net cash used in investing activities	(56,407)	(432,168)	(14,362)
Cash flows from financing activities:
Proceeds from long-term debt	-	414,808	-
Proceeds from revolver borrowings	50,000	15,000	35,500
Payments on long-term debt	(10,623)	(3,467)	(34,368)
Payments on revolver borrowings	(50,000)	(15,000)	(35,500)
Debt issuance costs paid	(2,100)	(9,534)	-
Equity contributions	900	4,717	1,320
Equity repurchases	(3,245)	(1,128)	(1,286)
Net cash provided by (used in)
financing activities	(15,068)	405,396	(34,334)
Impact of exchange rate movements on cash	863	(5)	165
Net increase in cash and cash equivalents	11,933	31,101	15,379
Cash and cash equivalents at the beginning of the period	53,274	22,173	6,794
Cash and cash equivalents at the end of the period	$65,207	$53,274	$22,173

Supplemental Information
Interest paid	$98,847	$70,431	$52,533
Income taxes paid (received), net	$6,576	$5,621	$7,172

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

			Accumulated
			Other	Total
	Additional		Comprehen-	Stock-
	Paid in	Retained	sive Income	holder's
	Capital	Earnings	(Loss)	Equity
	(Amounts in thousands)

Balance, December 31, 2004	175,427	17,682	2,298	195,407

Comprehensive income:
Net income	-	20,225	-	20,225
Currency translation	-	-	1,044	1,044
Minimum pension liability, net of tax	-	-
benefit of $971			(1,196)	(1,196)
Total comprehensive income				20,073
Contributions	34	-	-	34
Balance, December 31, 2005	$175,461	$37,907	$2,146	$215,514

Comprehensive income:
Net income	-	5,721	-	5,721
Currency translation	-	-	(347)	(347)
Minimum pension liability, net of tax	-	-
provision of $353			497	497
Total comprehensive income				5,871
Contributions	6,331	-	-	6,331
Balance, December 31, 2006	$181,792	$43,628	$2,296	$227,716

Comprehensive income:
Net income	-	5,614	-	5,614
Currency translation	-	-	5,658	5,658
Minimum pension liability for actuarial	-	-
gain, net of tax provision of $638			961	961
Total comprehensive income				12,233
Adjustment to initially apply SFAS No.
158, net of tax of $460			720	720
Contributions (repurchase of equity)	(1,125)	-	-	(1,125)
Balance, December 31, 2007	$180,667	$49,242	$9,635	$239,544
See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On October 31, 2006, Ply Gem Industries, Inc. acquired all of the issued and outstanding shares of common stock of Alcoa Home Exteriors, Inc. (“AHE”), in accordance with a stock purchase agreement entered into among Ply Gem Industries, Alcoa Securities Corporation, and Alcoa Inc. (the “AHE Acquisition”). The accompanying financial statements include the operating results of AHE for periods after October 31, 2006, the date of acquisition.

        On September 30, 2007, Ply Gem Industries, Inc. completed the acquisition of CertainTeed Corporation’s vinyl window and patio door business through a stock acquisition (the “Pacific Windows Acquisition”).  On the acquisition date, the Company changed the name of the acquired business to Ply Gem Pacific Windows Corporation.  The accompanying financial statements include the operating results of Ply Gem Pacific Windows Corporation for period after September 30, 2007, the date of acquisition.

Principles of Consolidation and Combination

The accompanying consolidated financial statements include the accounts of Ply Gem Holdings, Inc. and its subsidiaries, all of which are wholly owned.  All intercompany accounts and transactions have been eliminated.

Accounting Policies and Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States involves estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, as appropriate.  If different conditions result from those assumptions used in the Company’s judgments, the results could be materially different from the Company’s estimates.

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

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. Approximately $10.9 million and $9.6 million of total inventories at December 31, 2007 and December 31, 2006, respectively, were valued on the last-in, first-out method (“LIFO”).  Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $3.7 million and $4.7 million higher at December 31, 2007 and December 31, 2006, respectively.  All other inventories were valued under the FIFO method.  In connection with both LIFO and FIFO inventories, the Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

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

The Company applies SFAS No, 142, “Goodwill and Other Intangible Assets” (SFAS No. 142”) to goodwill and certain intangible assets.  Under this statement, goodwill and intangible assets determined to have an indefinite useful life are no longer amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company evaluated the intangible assets with indefinite lives for impairment as of November 30, 2007, and determined that there was an impairment.  As a result, the Company wrote down those assets by approximately $4.2 million.  The Company has also re-evaluated these assets and determined that due to changes in the business, the assets should be assigned a life of 14 years and will be amortized over that time, beginning November 30, 2007.  In 2006, as a part of the Company's restructuring of its subsidiary, Napco Window Systems, Inc., the Company recongnized an impairment to its intangible assets, consisting of Tradenames and Customer relationships, of approximately $0.8 million.

Share based compensation

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share-Based Payments”, which requires companies to measure and recognized compensation expense for all stock-based payments at fair value.  Under FAS 123R, share-based compensation cost for the Company’s stock option plan is measured at the grant date, based on the estimated fair value of the award, and is recognized over the requisite service period.  We adopted the provisions of FAS123R, effective January 1, 2006, using a modified prospective application.  The fair value of each option award is estimated on the date of the grant using a Black-Scholes option valuation model.  The value of our common stock is determined with the assistance of a third party specialist.  Expected volatility is based on a review of several market indicators, including peer companies.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.

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

Income Taxes

We account for deferred income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet.  Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  During 2005, the Company established reserves relating to net operating losses acquired in the MW Acquisition and transactions costs associated with the Ply Gem and MW Acquisitions.  If the benefits for which a reserve has been provided are subsequently recognized, they will reduce goodwill resulting from the application of the purchase method of accounting for these transactions.  Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, Inc., Ply Gem Industries, Inc. and its subsidiaries.  The existing tax sharing agreement between Ply Gem Holdings and Ply Gem Investment Holdings, Inc., under which tax liabilities for each respective party are computed on a stand-alone basis, was amended during 2006 to include Ply Gem Prime Holdings, Inc.  U.S. subsidiaries file unitary, combined and separate state income tax returns.  CWD Windows and Doors files separate Canadian income tax returns.

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

Related Party Transactions

      Under the General Advisory Agreement (the “General Advisory Agreement”) we entered into with an affiliate of Caxton-Iseman Capital, LLC (the “Caxton-Iseman Party”), the Caxton-Iseman Party provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  In consideration of these services, the Company agreed to pay the Caxton-Iseman Party (1) an annual fee equal to 2% of our earnings before interest, tax, depreciation and amortization, ("EBITDA"), as defined in such agreement, (2) a transaction fee, payable upon the completion by the Company of any acquisition, of 2% of the sale price, (3) a transaction fee, payable upon the completion by the Company of any divestitures, of 1% of the sale price, and (4) a transaction fee, payable upon the completion of the sale of our company, of 1% of the sale price.  EBITDA in the General Advisory Agreement is based on our net income (loss) plus extraordinary losses and/or any net capital losses realized, provision for income taxes, interest expense (including amortization or write-off of debt discount and debt issuance costs and commissions, and other items), depreciation and amortization (including amortization of organization costs, capitalized management fees, and other items), dividends paid or accrued on preferred stock, certain management fees paid to the Caxton-Iseman Party, charges related to certain phantom units, and a number of other items.  The annual fee payable in any year may not exceed the amounts permitted under the senior credit facilities or the indenture governing the senior secured notes, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the senior credit facilities or the indenture governing the senior secured notes.

      Under the Debt Financing Advisory Agreement (the “Debt Financing Advisory Agreement”) we entered into with the Caxton-Iseman Party, we paid the Caxton-Iseman Party a debt financing arrangement and advisory fee, equal to 2.375% of the aggregate amount of the debt financing incurred in connection with the Ply Gem Acquisition ($11.4 million), in the first quarter of 2004.  Pursuant to the General Advisory Agreement, the Company paid the Caxton-Iseman Party a transaction fee of 1) $6.4 million in connection with the MW Acquisition in November 2004, 2) $2.4 million in connection with the Alenco Acquisition in March 2006, 3) $6.1 million in connection with the AHE acquisition in October 2006, and 4) $0.7 million in connection with the Pacific Windows Corporation acquisition in September 2007 (in each case, the fee, as described above, was 2% of the purchase price paid in the respective acquisition).  During 2006, approximately $0.4 million and $1.0 million were expensed as third-party financing fees for the Alenco Acquisition and the AHE Acquisition, respectively, and were reported in the statement of operations as other expense.  The remaining amounts were capitalized as part of the purchase price for the respective acquisitions.  Under the ‘General Advisory Agreement” the Company paid and expensed as a component of SG&A, a management fee of approximately $3.5 million, $2.5 million, and $2.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

In connection with the MW Acquisition, Ply Gem Investment Holdings, Inc. received an equity investment of approximately $0.5 million from The GeMROI Company, an outside sales agency that represents, among other products and companies, MW windows for which the Company pays GeMROI a sales commission for their services.  During 2007 and 2006, the Company paid GeMROI approximately $1.8 million and $2.1 million, respectively, in sales commission for their services.   During 2006, the Company received an additional equity investment of approximately $0.5 million from JPG Investments, LLC, an affiliate of The GeMROI Company.

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

For the years ended December 31, 2007 and December 31, 2006, the Company recorded a gain from foreign currency transactions of approximately $4.0 million and $0.1 million, respectively.  As of December 31, 2007 and December 31, 2006 accumulated other comprehensive income included a currency translation of approximately $8.9 million and $3.3 million, respectively.

Other New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP.  Effective for 2008, the Company will adopt SFAS 157 except as it applies to those nonfinancial assets and liabilities as noted in FSP 157-2.  The Company is currently evaluating the impact of this standard.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date be measured at their fair values as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. Any acquisition related costs are to be expensed instead of capitalized. The impact to the company from the adoption of SFAS 141R in 2009 will depend on acquisitions at the time. The provisions of SFAS No. 141(R) are effective for the Company’s fiscal year beginning January 1, 2009, and are to be applied prospectively.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The provisions of SFAS No. 160 are effective for the Company’s fiscal year beginning January 1, 2009, and are to be applied prospectively. The Company is currently evaluating the impact that the implementation of SFAS No. 160 will have on its financial statements.

Concentration of Credit Risk

The accounts receivable balance related to one customer of our siding, fencing, railing and decking segment was approximately $6.4 million and $11.1 million at December 31, 2007 and December 31, 2006, respectively.   This customer accounted for approximately 10.2% of net sales for the year ended December 31, 2007, 16.5% of net sales for the year ended December 31, 2006, and 18.9% of net sales for the year ended December 31, 2005.

Fair Value of Financial Instruments

The carrying value of the Company’s senior subordinated notes at December 31, 2007 was approximately $360.2 million. The fair value of the Company’s senior subordinated notes at December 31, 2007 is estimated to be approximately $279.0 million based on available market information. The carrying value of the Company’s other financial instruments approximates their fair value.

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

(in thousands)
Other current assets, net of cash	$17,324
Inventories	7,312
Property, plant and equipment	10,580
Trademarks	7,000
Customer relationships	21,950
Goodwill	89,929
Other assets	198
Current liabilities	(11,929)
Other liabilities	(15,575)
Purchase price, net of cash acquired	$126,789

Based on appraisals received for the purchased intangible assets, $7.0 million was assigned to Trademarks and Tradenames with weighted average lives of 15 years, and approximately $22.0 million was assigned to customer relationships with weighted average lives of 15 years.  As a result of this transaction, debt issue costs in the amount of approximately $3.6 million were incurred, of which approximately $2.2 were deferred and approximately $1.4 million were expensed as third-party financing costs. Approximately $89.9 million of goodwill was assigned to the windows and doors segment as a result of the Alenco Acquisition.  None of the goodwill is expected to be deductible for tax purposes.

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

The purchase price was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price.
(in thousands)
Other current assets, net of cash	$83,089
Inventories	74,466
Property, plant and equipment	86,699
Trademarks	23,950
Patents	770
Customer relationships	36,435
Goodwill	147,732
Other assets	6,634
Current liabilities	(115,217)
Other liabilities	(48,939)
Purchase price, net of cash acquired	$295,619

The allocation of the purchase price reported in our 2006 Annual Report on Form 10K was based on preliminary information.  The above table reflects adjustments for updated information, including asset valuations, as further information has become available.  In 2007, property, plant and equipment decreased by approximately $7.3 million primarily due to the receipt of final asset appraisals.  Trademarks and Customer Relationships decreased in 2007 by a net $2.5 million due to an updated appraisal report received from a third-party valuation specialist.  We recorded a net decrease to goodwill of $6.6 million in 2007 primarily related to changes in deferred taxes and inventory amounts based on receiving further information about the acquisition date fair value of certain assets and liabilities.  Current liabilities increased by approximately $0.3 million in 2007 primarily due to an increase to the reserve for exit costs for the shutdown of our Atlanta facility in accordance with EITF 95-3.

Based on appraisals received for the purchased intangible assets, approximately $24.0 million was assigned to Trademarks and Tradenames with weighted average lives of 15 years, approximately $0.8 million was assigned to Patents with weighted average lives of 20 years, and approximately $36.4 million was assigned to customer relationships with weighted average lives of 10 years.

Approximately $147.7 million of goodwill was assigned to the siding, fencing, railing and decking segment as a result of the AHE Acquisition.  None of the goodwill is expected to be deductible for tax purposes.

As of December 31, 2006, the Company had recorded an obligation of $3.5 million in current liabilities for the shut down of AHE’s Atlanta facility in accordance with EITF 95-3.  This accrual included estimates for lease payments and associated costs of the facility through the remaining lease term, severance costs and costs related to the removal of equipment and other costs required to return the facility to a state required by the lessor.  In the year ended December 31, 2007, cash payments of approximately $3.5 million have reduced the accrual.  In addition, during 2007 the accrual was increased to account for additional exit costs identified of approximately $0.5 million and recorded as an adjustment of the cost of acquiring AHE.  As a result, the accrual at December 31, 2007 is approximately $0.5 million.  This accrual could change in the future to the extent that the company is successful in reducing its costs associated with leasing the facility through the end of the lease term in August 2008.

Pacific Windows Acquisition
On September 30, 2007, Ply Gem completed its acquisition of CertainTeed Corporation’s vinyl window and patio door business through a stock acquisition (the “Pacific Windows Acquisition”).  On the acquisition date, the Company changed the name of the acquired business to Ply Gem Pacific Windows Corporation. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Ply Gem Pacific Windows based upon fair values as of the date of the purchase.  The acquired vinyl window business is a leading manufacturer of premium vinyl windows and doors and produces windows for the residential new construction and remodeling markets. The acquisition will provide the Company with a presence on the west coast.

The purchase price was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price.

(in thousands)
Other current assets, net of cash	$10,845
Inventories	11,244
Property, plant and equipment	19,452
Trademarks	1,200
Customer relationships	1,800
Goodwill	16,103
Other assets	1,398
Current liabilities	(11,872)
Other liabilities	(13,717)
Purchase price, net of cash acquired	$36,453

Based on preliminary appraisals received for the purchased intangible assets, approximately $1.2 million was assigned to Trademarks with weighted average lives of 9 years, approximately $1.8 million was assigned to customer relationships with weighted average lives of 11 years, and approximately $0.8 million was assigned to internally developed software with weighted average lives of 3 years.  We have estimated the fair value of our assets and liabilities and the lives of those assets being amortized or depreciated, as of the acquisition date, utilizing preliminary information obtained from a third-party valuation specialist.  Management is continuing to assess the asset valuations, warranties, and certain other liabilities assumed in the transaction and tax-related assets and liabilities.  Approximately $16.1 million of goodwill was assigned to the windows and doors segment as a result of the Pacific Windows Acquisition.  None of the goodwill is expected to be deductible for tax purposes.

Goodwill increased by approximately $24.5 million from December 31, 2006 to December 31, 2007.

The change consists of:

●      an increase of approximately $16.1 million due to the Pacific Windows Acquisition,
●      an increase of approximately $3.5 million due to exit liabilities recongnized in conjunction with the AHE Acquisition,
●      a decrease of approximately $0.2 million due adjustments to certain items in the Alenco Acquisition,
●      an increase of approximately $7.0 million due to foreign currency translation changes,
●      and a decrease of approximately $1.9 due to a change in deferred tax asset estimates related to our prior acquisitions.

3.   INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of December 31, 2007 and 2006:

	Average Amortization Period (in Years)	Cost	Accumulated Amortization	Net Carrying Value
		(Amounts in thousands)
As of December 31, 2007:
Patents	14	$12,770	$(3,591)	$9,179
Trademarks/Tradenames	15	85,644	(9,679)	75,965
Customer relationships	13	158,158	(31,452)	126,706
Other		1,520	(113)	1,407
Total intangible assets		$258,092	$(44,835)	$213,257

Intangible with indefinite lives:
Trademarks		$--	$--	$--

As of December 31, 2006:
Patents	14	$12,770	$(2,648)	$10,122
Trademarks/Tradenames	15	32,145	(5,394)	26,751
Customer relationships	13	155,538	(19,408)	136,130
Total intangible assets		$200,453	$(27,450)	$173,003

Intangible with indefinite lives:
Trademarks		$59,830	$--	$59,830

Amortization expense for the years ended December 31, 2007 and 2006 was approximately $17.6 million and $11.9 million, respectively.  Amortization expense for the fiscal years 2008, 2009, 2010, 2011, and 2012 is estimated to be approximately $19.8 million, $19.6 million, $19.5 million, $19.1 million, and $19.1 million, respectively.

During 2007 the Company evaluated the preliminary appraisals for purchased AHE intangible assets referred to in Note 2, and determined that approximately $27.3 million of AHE Trademarks previously treated as indefinite lived assets should have useful lives of 15 years with a value of approximately $24.0 million.  As such, those assets were reclassified in the above table.  Due to the Sarver facility closure, intangible asset impairments of approximately $0.8 million were recognized in the second quarter of 2006 as Selling, general and administrative expense.

The Company evaluated the third-party appraisal of certain tradenames with indefinite lives as of November 30, 2007, and determined that there was an impairment.  Due to acquisitions of additional window companies subsequent to the purchase of the tradenames, and the move of the Company to a 'one company' structure, the brands have become co-mingled and the sales of the original trademarks have been diluted.  As a result, the Company wrote down those assets by approximately $4.2 million.  The Company has also re-evaluated these assets and determined that that due to changes in the business, these assets should be reclassified to finite-lived intangible assets effective November 30, 2007. The Company determined that the estimated useful lives of these assets was 14 years and they will be amortized over that time period.

4.   LIQUIDITY

As of December 31, 2007, the Company has $65.2 million of cash and cash equivalents and $70.8 million of availability under its revolving credit facility.  As of December 31, 2007, the Company had approximately $1,038.1 million of indebtedness outstanding.  The Company’s credit facilities and the indenture for the Senior Subordinated Notes impose certain restrictions on Ply Gem Industries, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.  In addition, the credit facility requires Ply Gem Industries to comply with certain financial ratios which includes a financial covenant that does not allow our maximum leverage ratio of EBITDA (adjusted for certain items as allowed by the credit facility) to Net Debt (as defined in the credit facility) to exceed 6.75 to 1.00 for the period April 5, 2007 through December 31, 2008.  The maximum leverage ratio will decrease to 6.25 to 1.00 for the period January 1, 2009 and thereafter.

Based upon current market conditions and our expectation of our ability to continue to realize cost savings and synergies and drive profitable market share gains, the Company believes it will maintain compliance with its covenants.  Given the uncertainty that currently exists in the U.S. housing industry, no assurances can be given that future compliance will be maintained. However, Management has implemented plans to mitigate this risk through cost reduction and cash management measures.  If the Company fails to comply with its financial covenants, a default allows creditors to accelerate the related debt as well as any other debt of which a cross-acceleration or cross-default provision applies, which would adversely affect our financial condition.  Additionally, lenders under the current facility may be able to terminate any commitments they have made to supply us with further funds, including not permitting the Company to borrow under our existing revolving credit facility and not permitting the Company to issue letters of credit, which could affect our working capital and our ability to make capital improvements or expenditures.  The Company may not be able to fully repay its obligations if some or all of our debt obligations are accelerated upon an event of default.

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

5.   LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at December 31, 2007 and 2006 consists of the following:

	December 31, 2007	December 31, 2006
	(Amounts in thousands)

Senior term loan facility	$677,910	$688,533
Senior subordinated notes	360,186	360,231
	1,038,096	1,048,764
Less current maturities	6,873	5,870
	$1,031,223	$1,042,894

On April 5, 2007, the Company entered into the fifth amendment to its credit facility.  The Company’s senior credit facilities with a syndicate of financial institutions and institutional lenders provide for senior secured financing of up to approximately $762.1 million, consisting of approximately $687.1 million of term loan facilities maturing in August 2011 and a $75.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The term loan facility was drawn in full and has two tranches, originally consisting of: 1) an approximate $662.3 million tranche under which Ply Gem Industries, Inc. is the borrower (the “U.S. Borrower”), and 2) an approximate $24.8 million tranche under which our Canadian subsidiary, CWD Windows and Doors, Inc., is the borrower (the “Canadian Borrower).  As of December 31, 2007 the balances of the two tranches were approximately $657.3 million and $20.6 million, respectively.

As a result of the refinancing that occurred on April 5, 2007, the Company has evaluated its financing costs in accordance with EITF 96-19 “Debtor’s Accounting for a Modification or Exchange of Debt Instruments”, and accordingly has expensed approximately $1.1 million of fees, and deferred $2.1 million to be amortized over the remaining life of the loan.

Under the terms of the credit agreement, the Company will be permitted to use its excess cash flow and/or a portion of its revolving credit facility to repurchase up to $40.0 million aggregate principal amount of the Company’s 9% senior subordinated notes due 2012.  Subject to market conditions, its capital needs and other factors, the Company may from time to time purchase up to $40.0 million aggregate principal amount of its 9% senior subordinated notes due 2012 in market transactions, privately negotiated sales or other transactions.  As of December 31, 2007 the Company has not purchased any of its Senior Subordinated Notes.

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

On October 31, 2006, in connection with the AHE Acquisition, the Company entered into the fourth amendment to its credit facility and a Second Lien Credit agreement.  Under the terms of the amended agreement, the Company borrowed an additional $187.0 million in U.S. term loans, and under the second lien credit agreement the Company borrowed $105.0 million.  Both amounts were used to finance the AHE Acquisition, which was completed on October 31, 2006.  In connection with the fourth amendment, the Company paid and deferred approximately $7.3 million of bank fees and expensed approximately $2.0 million of third-party financing costs.

        As of December 31, 2007, we had $70.8 million of availability under our revolving credit facility, due to approximately $4.2 million of letters of credit issued under the facility.  As of December 31, 2006, we had $67.6 million of availability under our revolving credit facility.

The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement.  Our rate at December 31, 2007 was 7.95%.

Our senior credit facilities require scheduled quarterly principal payments on the term loan facilities of approximately $1.7 million through March 31, 2011, and a payment of approximately $655.6 million on August 15, 2011, allocated pro rata between the U.S. term loan and the Canadian term loan.

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

Our senior credit facilities require that we comply on a quarterly basis with financial covenants consisting of a maximum leverage ratio test.  Based upon current market conditions and our expectation of our ability to continue to realize cost savings and synergies and drive profitable market share gains, the Company believes it will maintain compliance with its covenants.  Given the uncertainty that currently exists in the U.S. housing industry, no assurances can be given that future compliance will be maintained. However, Management has implemented plans to mitigate this risk through cost reduction and cash management measures.  For further discussion on these covenants, see Item 1 A. Risk Factors related to our high level of indebtedness.  Our covenants also restrict the payment of dividends, with certain exceptions, without the lenders consent in writing.  The Company is also required at each year end, commencing December 31, 2008, to calculate and submit within 90 days a payment of excess cash, as defined in the Company’s credit agreement. This payment will reduce the outstanding balance on the Company’s term loans.

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

The table that follows is a summary of maturities of all of the Company’s long-term debt obligations due in each fiscal year after December 31, 2007:
(Amounts in thousands)
2008	$6,873
2009	6,873
2010	6,873
2011	657,291
2012	360,186
Thereafter	-
$1,038,096

Approximately $3.2 million of letters of credit have been issued apart from the senior credit facility to secure certain environmental obligations.

6.   DEFINED BENEFIT PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).  The plans are combined in the following discussion.

The Company uses a September 30 measurement date for both plans.  The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the combined plans in the accompanying consolidated and combined balance sheets at December 31, 2007 and 2006:
	December 31,	December 31,
	2007	2006
	(Amounts in thousands)
Change in projected benefit obligation
Benefit obligation at October 1, 2006 and 2005	$34,488	$34,539
Service cost	314	329
Interest cost	1,948	1,857
Actuarial loss (gain)	(1,207)	(667)
Benefits and expenses paid	(1,633)	(1,570)
Projected benefit obligation at September 30, 2007 and 2006	$33,910	$34,488

Change in plan assets
Fair value of plan assets at October 1, 2006 and 2005	$26,212	$23,596
Actual return on plan assets	3,532	2,002
Employer and participant contributions	1,377	2,184
Benefits and expenses paid	(1,633)	(1,570)
Fair value of plan assets at September 30, 2007 and 2006	$29,488	$26,212

Funded status and financial position:
Fair value of plan assets at September 30, 2007 and 2006	$29,488	$26,212
Benefit obligation at September 30, 2007 and 2006	33,910	34,488
Funded status	(4,422)	(8,276)
Amount contributed during fourth quarter	365	160
Unrecognized actuarial loss (gain)	(1,204)	1,509
Accrued benefit cost	$(5,261)	$(6,607)

Amount recognized in the balance sheet consists of:
Accrued benefit liabilities	$(4,056)	$(8,116)
Accumulated other comprehensive loss (gain)	(1,205)	1,509
Accrued benefit cost	$(5,261)	$(6,607)

The accumulated benefit obligation for the combined plans was approximately $33.9 million, and $34.5 million as of December 31, 2007 and December 31, 2006, respectively.

On December 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158.  SFAS No. 158 required the Company to recognize the funded status of its pension plans in the December 31, 2007 balance sheet, with a corresponding adjustment to accumulated other comprehensive income.  This requirement did not have an effect on the Company’s balance sheet, due to the fact that the Company has included the entire funded status of its pension plans on its balance sheets since the Company’s acquisition in 2004.  The Company was also not affected by the SFAS No. 158 requirement to adjust accumulated other comprehensive income for unrecognized prior serve costs remaining from the initial adoption of SFAS No. 87.  As a result of the adoption of SFAS No. 158, the Company has recognized in accumulated other comprehensive income, actuarial gains that are not recognized as net periodic pension costs.  The effect of recongnizing the minimum liability is included in the table below.

	At December 31, 2007
	Prior to Application	Effect of Adopting	As Reported at
	of SFAS No. 158	SFAS No. 158	December 31, 2007
Other long term liabilities	$(5,261)	$1,205	$(4,056)
Deferred income tax asset	2,001	(470)	1,531
Accumulated other comprehensive
Income, net of tax	(8,915)	(720)	(9,635)

Amounts recognized in accumulated other comprehensive income at December 31, 2007 consist of:

For the year
ended
December 31,
2007

Initial net asset (obligation)	$-
Prior service credit (cost)	-
Net (gain) loss	(1,205)
Accumulated other comprehensive income	$(1,205)

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

Ply Gem Plan

	For the year	For the year	For the year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Discount rate for projected
benefit obligation	6.00%	5.75%	5.50%
Discount rate for pension costs	5.75%	5.50%	6.00%
Expected long-term average
return on plan assets	7.75%	7.75%	7.75%

MW Plan

	For the year	For the year	For the year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Discount rate for projected
benefit obligation	6.00%	5.75%	5.50%
Discount rate for pension costs	5.75%	5.50%	6.15%
Expected long-term average
return on plan assets	7.75%	7.75%	7.50%

The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components: (in thousands)

Combined Plans

	For the year	For the year	For the year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2006	2005

Service cost	$314	$329	$337
Interest cost	1,947	1,857	1,905
Expected return on plan assets	(2,025)	(1,798)	(1,655)
Net periodic benefit expense	$236	$388	$587

The weighted-average asset allocations at December 31, 2007 and 2006, by asset category are as follows:
Ply Gem Plan	Plan Assets at December 31,
	2007	2006
Asset Category
Equity securities	58%	60%
Debt securities	41%	40%
Other	1%	-

MW Plan	Plan Assets at December 31,
	2007	2006
Asset Category
Equity securities	58%	55%
Debt securities	41%	39%
Cash and equivalents	1%	1%
Other	-	5%

The plan assets are invested to maximize returns without undue exposure to risk.  The investment objectives are also to produce a total return exceeding the median of a universe of portfolios with similar average asset allocation and investment style objectives, and to earn a return, net of fees, greater or equal to the long-term rate of return used in the actuarial computations.

Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers.  The plan’s asset allocation policies are consistent with the established investment objectives and risk tolerances.  The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk.  For 2008, the target allocation is 55%-65% for equity securities and 35%-45% for fixed income securities.

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

During fiscal year 2008 the Company expects to make cash contributions to the combined plans of approximately $1.3 million.

The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the combined plans. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company.

Fiscal Year	Expected Benefit Payments
(in thousands)

2008	$1,500
2009	1,700
2010	1,640
2011	1,800
2012	1,950
2013-2017	10,860

The Company has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees.  The projected benefit obligation relating to this unfunded plan totaled approximately $311,000 and $325,000 at December 31, 2007 and 2006, respectively.  Pension expense for the plan was approximately $19,000 and $17,000 for the years ended December 31, 2007 and 2006, respectively.

7.   DEFINED CONTRIBUTION PLANS

The Company has defined contribution 401(k) plans covering substantially all employees.  The Company provides a matching contribution that varies by subsidiary.  The level varies between 25% of the first 6% of employee contributions to 100% of the first 6% of employee contributions.  The majority of the subsidiaries have a match of 50% of the first 6% contributions.  Each matching contribution formula is approved on an annual basis.  The Company also has the option of making discretionary contributions. Our contributions were approximately $4.3 million for the year ended December 31, 2007, $3.1 million for the year ended December 31, 2006, and approximately $3.1 million for the year ended December 31, 2005.

8.   COMMITMENTS AND CONTINGENCIES

At December 31, 2007, the Company is obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations.  Future minimum rental obligations aggregate approximately $158.8 million at December 31, 2007.  Certain of our lease agreements contain clauses for rent increases based on the consumer price index. The obligations are payable as follows:

(Amounts in thousands)
2008	$22,433
2009	17,884
2010	15,277
2011	13,628
2012	12,852
Thereafter	76,736

Total rental expense for all operating leases amounted to approximately $23.7 million for the year ended December 31, 2007, $17.3 million for the year ended December 31, 2006, and $13.7 million for the year ended December 31, 2005 respectively.

In connection with the Ply Gem Acquisition, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the Purchase Agreement.  In the event Nortek is unable to satisfy amounts due under these indemnifications then the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the Purchase Agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $8.2 million. The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries.  As of December 31, 2007 and December 31, 2006, the Company has recorded liabilities in relation to these indemnifications of approximately $8.2 million and $8.8 million, respectively, consisting of the following:
	(amounts in thousands)
	2007	2006
Product claim liabilities	$3,780	$3,795
Multiemployer pension plan withdrawal liability	3,681	3,860
Other	721	1,219
	$8,182	$8,874

The product claim liabilities of approximately $3.8 million at December 31, 2007 and December 31, 2006, consisting of approximately $2.3 million recorded in current liabilities and approximately $1.5 million recorded in long term liabilities, represents the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products.  The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage.  Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries.  The Company and the former subsidiary continue to vigorously defend the remaining suits.  Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products.  The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers.

The multiemployer pension liability of approximately $3.7 million and $3.9 million recorded in long term liabilities at December 31, 2007 and December 31, 2006, respectively, relate to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. (“Studley”) was sold.  In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the “Pension Fund”), and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund.  Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund.  The multiemployer pension liability represents the present value of the quarterly payment stream using a 6% discount rate as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

Included in the indemnified items are accrued liabilities as of December 31, 2007 and 2006, of approximately $0.5 million and $0.8 million, respectively, in accrued expenses to cover the estimated costs of known litigation claims, including the estimated cost of legal services, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

     The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of December 31, 2007 and 2006, warranty liabilities of approximately $11.5 million and $12.3 million, respectively, have been recorded in current liabilities and approximately $38.4 million and $24.6 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the year	For the year
	ended	ended
	December 31, 2007	December 31, 2006

Balance, beginning of period	$36,947	$10,790
Warranty expense provided during period	7,633	2,042
Settlements made during period	(7,693)	(2,864)
Liability assumed with acquisitions	13,012	26,979
Balance, end of period	$49,899	$36,947

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

9.   ACCRUED EXPENSES AND TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes, net, consist of the following at December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
	(Amounts in thousands)

Insurance	$6,566	$8,551
Employee compensation and benefits	19,722	23,701
Sales and marketing	20,384	30,833
Product warranty	11,453	12,310
Short-term product claim liability	2,321	2,321
Accrued freight	753	3,959
Interest	12,426	12,789
Accrued severance	1,931	3,808
Accrued taxes	5,844	2,650
Other	12,016	12,605
	$93,416	$113,527

   The accrued severance amounts in the above table include amounts resulting from the purchase of AHE during the fourth quarter of 2006.  During 2007 cash severance payments were paid out for approximately $3.9 million and the severance accrual estimate was increased by approximately $0.1 million, resulting in an accrual of zero as of December 31, 2007.  No severance costs were expensed.  Also included in the above accrued severance amounts are accruals for Denison restructuring (Note 10).  During 2007 cash severance payments were paid for approximately $0.2 million and the accrual balance is approximately $1.9 million as of December 31, 2007.

       Other long-term liabilities consist of the following at December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
	(Amounts in thousands)

Insurance	$4,757	$4,097
Pension liabilities	4,056	8,116
Multiemployer pension withdrawl liability	3,681	3,860
Product warranty	38,446	24,637
Long-term lease liabilities	38	186
Long-term product claim liability	1,459	1,474
Long-term deferred compensation	4,810	4,363
Liabilities for tax uncertainties	7,193	6,788
Other	2,704	2,771
	$67,144	$56,292

10.   RESTRUCTURING

In October 2007, the Company commenced its plan to close the Denison, Texas facility in 2008.  Management expects that the plant closure will reduce costs and increase operating efficiency by increasing capacity utilization, as the production will be absorbed by other locations.  The Company began to shift production to other facilities within the company during November 2007, and production ceased at the Denison facility during February 2008.

	Original accrual		Accrued as of
	Amount	Cash payments	December 31, 2007
	(Amounts in thousands)
Severance Costs	$2,142	$210	$1,932

Total restructuring costs are expected to be approximately $6.0 million.  A liability of approximately $2.1 million was recongnized in 2007 for severance costs.  As of December 31, 2007, the Company has a current liability for severance costs of approximately $1.9 million and paid approximately $0.2 million in cash during the fourth quarter of 2007.  The Company expects to incur approximately $0.4 million of contract termination costs during 2008, but as of December 31, 2007 has not incurred or accrued for any of this amount.  The Company expects to incur approximately $3.5 million of other costs, primarily related to equipment removal during 2008, but as of December 31, 2007 has not incurred or accrued for any of this amount.  The costs recognized related to the Denison plant closure were recorded in Selling, general and administrative expense in the Siding, Fencing, Railing and Decking segment.

     During 2006, the Company announced the restructuring of its subsidiary, Napco Window Systems, Inc., which included the closure of the production facility located in Sarver, PA.   The closure of the Sarver facility was expected to reduce costs and increase operating efficiencies by increasing capacity utilization.  Most of the production of the Sarver, PA facility was absorbed by other locations, primarily the Toledo, OH facility.  Restructuring costs included termination benefits and asset impairments.  Termination benefits of approximately $0.2 million were comprised of severance-related payments for all employees terminated in connection with the plant closure.  Asset impairments of approximately $0.8 million were recognized for intangible assets consisting of tradenames and customer relationships.  Losses of approximately $0.6 million were incurred for inventory and equipment write-downs.  The restructuring costs, impairment, and losses from asset write-downs totaling approximately $0.8 million were recorded in 2006 in Selling, general and administrative expense in the Windows and Doors segment.

     The Company entered into an agreement to sell the land and building at the Sarver, PA location, and finalized the sale during 2006.  The carrying value of the land and building prior to the sale was approximately $4.6 million.  In accordance with SFAS No. 144 (Accounting for the impairment or disposal of long-lived assets), the assets held for sale were written-down to the fair market value less costs to sell.  As a result, the Company recognized a loss of approximately $0.6 million in Selling, general and administrative expense in the Windows and Doors segment in 2006.

11.   INCOME TAXES

The following is a summary of the components of earnings (loss) before provision (benefit) for income taxes: (in thousands)

	For the year	For the year	For the year
	ended	ended	ended
	December 31, 2007	December 31, 2006	December 31, 2005

Domestic	$(6,897)	$1,800	$25,182
Foreign	16,513	7,509	7,694
	$9,616	$9,309	$32,876

           The following is a summary of the provision (benefit) for income taxes included in the accompanying consolidated statement of operations: (in thousands)

	For the year	For the year	For the year
	ended	ended	ended
	December 31, 2007	December 31, 2006	December 31, 2005
Federal:
Current	$142	$4,615	$5,071
Deferred	(2,339)	(4,013)	3,130
	(2,197)	602	8,201
State:
Current	$1,476	$584	$1,060
Deferred	(895)	(507)	884
	581	77	1,944
Foreign:
Current	$4,011	$2,063	$1,563
Deferred	1,607	760	943
	5,618	2,823	2,506

Total	$4,002	$3,502	$12,651

Income tax payments, net of refunds received, were approximately $6.6 million for the year ended December 31, 2007, approximately $4.7 million for the year ended December 31, 2006, and approximately $7.2 million for the year ended December 31, 2005.

The table that follows reconciles the federal statutory income tax rate of continuing operations to the effective tax rate of such earnings of approximately 41.62% for the year ended December 31, 2007, 37.62% for the year ended December 31, 2006, and 38.5% for the year ended December 31, 2005.  (in thousands).

	For the year	For the year	For the year
	ended	ended	ended
	December 31, 2007	December 31, 2006	December 31, 2005

Income tax provision
(benefit) at the federal
statutory rate	$3,365	$3,258	$11,510

Net change from
statutory rate:
Prior period federal adjustment	(563)	-	-
State income tax provision (benefit),
net of federal income tax benefit,
Including the effect of Michigan Law	560	72	1,260
change and valuation allowances
Effect of subsidiaries
taxes at non U.S.
statutory rate	(161)	(146)	(67)
FIN 48	269	-	-
Other, net	532	318	(52)
	$4,002	$3,502	$12,651

     The 2007 tax expense included approximately a $0.6 million tax benefit to correct for rates used in prior periods for the proper graduated rate structures.  Management does not consider the impact of these errors to be material to current or prior periods.

           The tax effect of temporary differences, which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 2007 and 2006 are as follows (in thousands):

	December 31, 2007	December 31, 2006
Deferred tax assets:
Accounts receivable	2,234	2,636
Accrued rebates	-	2,386
Insurance reserves	3,289	4,709
Warranty reserves	13,775	14,131
Pension accrual	1,999	3,292
Deferred financing	2,900	2,580
Deferred compensation	604	601
Plant closure/relocation	1,677	2,851
Other assets, net	3,460	3,995
Capital loss carry-forwards and net loss operating carry-forwards	1,723	6,662
State Net Operating Loss Carry-forwards	2,492	-
Valuation allowances	(858)	(138)
Total deferred tax assets	33,295	43,705
Deferred tax liabilities:
Property and equipment, net	(31,186)	(39,835)
Inventories	(1,421)	(5,790)
Intangible assets, net	(77,384)	(84,242)
Unrealized foreign currency gain	(1,023)	(634)
Other liabilities, net	(635)	(2,288)
Total deferred tax liabilities	(111,649)	(132,789)
Net deferred tax liability	$(78,354)	$(89,084)

              During 2007 Ply Gem had approximately $0.4 million of unused capital loss carry-forwards that expired.  The Company had established a valuation allowance for these carry-forwards.  The Company has approximately $4.9 million of federal net operating loss carry-forwards which can be used to offset future taxable income.  These carry-forwards will expire between the years of 2017 and 2022 if not utilized.  The Company has approximately $2.5 million (net of federal benefit) of deferred tax assets related to state NOL carry-forwards which can be used to offset future state taxable income.  The Company has established a valuation allowance of approximately $0.9 million for these state NOL carry-forwards.

   In 2005 pursuant to the American Jobs Creation Act of 2004, the Company repatriated approximately $1.0 million (net of approximately $.1 million withholding) from its Canadian subsidiary.

   The Company has not provided United States income taxes or foreign withholding taxes on un-remitted foreign earnings in Canada. Not withstanding the provisions within the American Jobs Creation Act of 2004, the company continues to consider these amounts to be permanently invested.  As of December 31, 2007, accumulated foreign earnings in Canada were approximately $25.7 million.

The Company adopted the provisions of Financial Accounting Standards Board, ("FASB"), interpretation No. 48, "Accounting for Uncertain Tax Positions - an interpretation of FASB Statement No. 109" ("FIN 48") in the first quarter of 2007.   At adoption the Company did not adjust the carrying amount of its long-term contingency reserve of approximately $6.7 million, which includes interest of approximately $0.1 million.  Of this amount, approximately $0.1 million, if recognized, would have an impact on the Company’s effective tax rate.  Throughout the year the Company took certain new tax positions and accrued interest and the year to date reserve is now approximately $7.3 million which includes interest of approximately $0.4 million.  Of this amount, approximately $0.4 million, if recognized, would have an impact on the Company’s effective tax rate.

As of January 1, 2007, the Company had approximately $0.1 million of accrued interest recorded related to uncertain tax positions.  The Company has elected to treat interest and penalties on uncertain tax positions as income tax expense in its consolidated statement of operations. No accrual for tax penalties was recorded upon adoption of FIN 48.

The Company currently has no ongoing income tax examinations with the Internal Revenue Service or other tax authorities.  The Company’s federal and state income tax filings for the years 2004, 2005 and 2006 remain subject to examination by taxing authorities.  Additionally, the Company has federal net operating loss carry-forwards from years 1999 through 2003 that could be subject to examination.

Following is a rollforward of tax contingencies from January 1, 2007 through December 31, 2007.

Balance at January 1, 2007	$6,566
Additions based on tax positions related to current year	114
Additions for tax positions of prior years	197
Reductions for tax positions of prior years	-
Settlement or lapse of applicable statutes	-
Balance at December 31, 2007	$6,877

12.   STOCK-BASED COMPENSATION

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

A summary of changes in stock options outstanding during the year ended December 31, 2007 is presented below:
	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2007	146,194	$10.00	7.88
Granted	102,400	$78.27	9.48
Forfeited or expired	-	-	-
Balance at December 31, 2007	248,594	$38.12	7.95

As of December 31, 2007, no options have vested.  At December 31, 2007, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.95 years.

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

Common Stock Shares Owned by Management
Balance at January 1, 2007	765,008
Shares issued	11,250
Shares repurchased	(100,500)
Balance at December 31, 2007	675,758

13.   SEGMENT INFORMATION

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

Following is a summary of the Company’s segment information:

	For the Year	For the Year	For the Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2007	2006	2005
	(Amounts in thousands)
Net Sales
Siding, Fencing, Railing and Decking	$828,124	$502,610	$390,925
Windows and Doors	535,422	551,858	447,943
	$1,363,546	$1,054,468	$838,868

Operating Earnings
Siding, Fencing, Railing and Decking	$74,560	$44,060	$44,892
Windows and Doors	36,134	50,524	47,699
Unallocated	(7,045)	(9,877)	(3,798)
	$103,649	$84,707	$88,793

Interest expense, net
Siding, Fencing, Railing and Decking	$(110)	$(168)	$296
Windows and Doors	1,673	1,652	1,804
Unallocated	95,229	69,529	54,827
	$96,792	$71,013	$56,927
Depreciation and amortization
Siding, Fencing, Railing and Decking	$33,858	$16,259	$12,552
Windows and Doors	20,168	17,516	13,247
Unallocated	41	41	326
	$54,067	$33,816	$26,125
Income tax expense (benefit)
Unallocated	$4,002	$3,502	$12,651

Capital expenditures
Siding, Fencing, Railing and Decking	$11,260	$4,032	$4,948
Windows and Doors	8,757	16,286	9,794
Unallocated	-	-	-
	$20,017	$20,318	$14,742

Total assets
Siding, Fencing, Railing and Decking	$826,480	$885,423
Windows and Doors	717,740	664,808
Unallocated	81,387	99,490
	$1,625,607	$1,649,721

Our Canadian subsidiary, which had sales of approximately $88.0 million for the year ended December 31, 2007,  represents a majority of our sales to foreign customers.  Other subsidiaries’ sales outside the United States are less than 1% of our total sales.

14.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations.

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 29,	June 30,	March 31,
	2007	2007	2007	2007
	(Amounts in thousands)

Net sales	$317,902	$369,675	$390,695	$285,274

Gross Profit	57,400	85,650	97,799	47,190

Net income (loss)	(12,412)	11,620	17,270	(10,864)

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 30,	July 1,	April 1,
	2006	2006	2006	2006
	(Amounts in thousands)

Net sales	$292,988	$257,058	$288,111	$216,311

Gross Profit	50,240	60,687	68,860	43,263

Net income (loss)	(9,773)	6,532	10,878	(1,916)

      Gross profit and net loss for the quarter ended December 31, 2007 includes an adjustment to correct errors in the carrying value of consignment inventory that was previously expensed to cost of goods sold in prior periods.  The impact of this adjustment is to increase pretax income and gross margin by approximately $1.0 million and to decrease the net loss for the quarter by approximately $0.6 million.  The impact of this adjustment is not material to previously reported periods.

15.   GUARANTOR/NON-GUARANTOR

In connection with the financing of the Ply Gem Acquisition, Ply Gem Industries issued $225 million of its 9% Senior Subordinated Notes due 2012 (the “Notes”).  As a result of the MW Acquisition, an additional $135 million of Notes were issued. The Notes are secured by full and unconditional guarantees on a joint and several basis from certain of the Company’s 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of December 31, 2007 and December 31, 2006,  for the years ended December 31, 2007, 2006, and 2005.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$1,275,571	$87,975	$-	$1,363,546
Costs and Expenses:
Cost of products sold	-	-	1,016,986	58,521	-	1,075,507
Selling, general and
administrative expense	-	7,045	140,990	14,574	-	162,609
Intercompany administrative
charges	-	(12,762)	12,762	-	-	-
Intangible asset impairment	-	-	4,150	-	-	4,150
Amortization of intangible assets	-	-	17,631	-	-	17,631
Total Costs and Expenses	-	(5,717)	1,192,519	73,095	-	1,259,897
Operating earnings	-	5,717	83,052	14,880	-	103,649
Foreign currency gain	-	-	-	3,961	-	3,961
Intercompany interest	-	91,418	(91,039)	(379)	-	-
Interest expense	-	(96,356)	(1)	(2,139)	-	(98,496)
Investment income	-	1,127	388	189	-	1,704
Other expense	-	(1,202)	-	-	-	(1,202)
Income (loss) before equity in
subsidiaries' income	-	704	(7,600)	16,512	-	9,616
Equity in subsidiaries' income	5,614	5,203	-	-	(10,817)	-
Income before provision (benefit)
for income taxes	5,614	5,907	(7,600)	16,512	(10,817)	9,616
Provision (benefit) for income taxes	-	293	(1,743)	5,452	-	4,002
Net income (loss)	$5,614	$5,614	$(5,857)	$11,060	$(10,817)	$5,614

Other Comprehensive Income:
Foreign currency translation
adjustments	-	-	-	5,658	-	5,658
Minimum pension liability for actuarial gain	-	73	888	-	-	961
Total Comprehensive Income	$5.614	$5,687	$(4,969)	$16,718	$(10,817)	$12,233

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$985,335	$69,133	$-	$1,054,468
Costs and Expenses:
Cost of products sold	-	-	784,140	47,278	-	831,418
Selling, general and
administrative expense	-	9,877	103,829	11,913	-	125,619
Intercompany administrative
charges	-	(9,118)	9,118	-	-	-
Intangible asset impairment			782			782
Amortization of intangible assets	-	-	11,942	-	-	11,942
Total Costs and Expenses	-	759	909,811	59,191	-	969,761
Operating earnings	-	(759)	75,524	9,942	-	84,707
Foreign currency gain	-	-	-	77	-	77
Intercompany interest	-	66,987	(66,222)	(765)	-	-
Interest expense	-	(70,316)	-	(1,902)	-	(72,218)
Investment income	-	787	261	157	-	1,205
Other expense	-	(4,462)	-	-	-	(4,462)
Income (loss) before equity in
subsidiaries' income	-	(7,763)	9,563	7,509	-	9,309
Equity in subsidiaries' income	5,721	10,643	-	-	(16,364)	-
Income before income taxes and
cumulative effect of accounting change	5,721	2,880	9,563	7,509	(16,364)	9,309
Provision (benefit) for income taxes	-	(2,927)	3,951	2,478	-	3,502
Income before cumulative
effect of accounting change	5,721	5,807	5,612	5,031	(16,364)	5,807
Cumulative effect of accounting change	-	(86)	-	-	-	(86)
Net income	$5,721	$5,721	$5,612	$5,031	$(16,364)	$5,721

Other Comprehensive Income:
Foreign currency translation
adjustments	-	-	-	(347)	-	(347)
Minimum pension liability	-	362	135	-	-	497
Total Comprehensive Income	$5,721	$6,083	$5,747	$4,684	$(16,364)	$5,871

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$778,927	$59,941	$-	$838,868
Costs and Expenses:
Cost of products sold	-	-	606,886	40,690	-	647,576
Selling, general and
administrative expense	-	6,298	76,297	10,143	-	92,738
Intercompany administrative
charges	-	(7,795)	7,795	-	-	-
Amortization of intangible assets	-	-	9,761	-	-	9,761
Total Costs and Expenses	-	(1,497)	700,739	50,833	-	750,075
Operating earnings	-	1,497	78,188	9,108	-	88,793
Foreign currency gain	-	-	-	1,010	-	1,010
Intercompany interest	-	49,815	(48,790)	(1,025)	-	-
Interest expense	-	(55,199)	(999)	(1,459)	-	(57,657)
Investment income	-	372	299	59	-	730
Income (loss) before equity in
subsidiaries' income	-	(3,515)	28,698	7,693	-	32,876
Equity in subsidiaries' income	20,225	22,334	-	-	(42,559)	-

Income before provision (benefit)
for income taxes	20,225	18,819	28,698	7,693	(42,559)	32,876
Provision (benefit)for income taxes	-	(1,406)	11,551	2,506	-	12,651
Net income	$20,225	$20,225	$17,147	$5,187	$(42,559)	$20,225

Other Comprehensive Income:
Foreign currency translation
adjustments	-	-	-	1,044	-	1,044
Minimum pension liability	-	(359)	(837)	-	-	(1,196)
Total Comprehensive Income	$20,225	$19,866	$16,310	$6,231	$(42,559)	$20,073

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$40,647	$18,376	$6,184	$-	$65,207
Accounts receivable, net	-	-	100,221	11,432	-	111,653
Inventories:
Raw materials	-	-	55,506	4,497	-	60,003
Work in process	-	-	21,987	1,084	-	23,071
Finished goods	-	-	42,296	2,912	-	45,208
Total inventory	-	-	119,789	8,493	-	128,282
Prepaid expenses and other
current assets	-	3,451	12,622	389	-	16,462
Deferred income taxes	-	-	12,797	-	-	12,797
Total current assets	-	44,098	263,805	26,498	-	334,401
Investments in subsidiaries	239,544	115,861	-	-	(355,405)	-
Property and Equipment, at cost:
Land	-	-	3,840	177	-	4,017
Buildings and improvements	-	106	36,865	956	-	37,927
Machinery and equipment	-	49	234,750	6,122	-	240,921
	-	155	275,455	7,255	-	282,865
Less accumulated depreciation	-	(126)	(81,417)	(2,326)	-	(83,869)
Total property and equipment, net	-	29	194,038	4,929	-	198,996
Other Assets:
Goodwill	-	-	789,575	46,245	-	835,820
Intangible assets, net	-	-	213,257	-	-	213,257
Intercompany note receivable	-	1,088,999	-	-	(1,088,999)	-
Other	-	37,932	5,201	-	-	43,133
Total other assets	-	1,126,931	1,008,033	46,245	(1,088,999)	1,092,210
	$239,544	$1,286,919	$1,465,876	$77,672	$(1,444,404)	$1,625,607

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$6,623	$-	$250	$-	$6,873
Accounts payable	-	547	90,317	5,392	-	96,256
Accrued expenses and taxes	-	17,787	68,787	6,842	-	93,416
Total current liabilities	-	24,957	159,104	12,484	-	196,545
Deferred income taxes	-	-	86,866	4,285	-	91,151
Intercompany note payable	-	-	1,088,999	-	(1,088,999)	-
Other long term liabilities	-	11,508	54,473	1,163	-	67,144
Long-term debt, less current
maturities	-	1,010,910	-	20,313	-	1,031,223
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	180,667	180,667	26,812	5,572	(213,051)	180,667
Retained earnings	49,242	49,242	49,622	24,942	(123,806)	49,242
Accumulated other
comprehensive income (loss)	9,635	9,635	-	8,913	(18,548)	9,635
	$239,544	$1,286,919	$1,465,876	$77,672	$(1,444,404)	$1,625,607

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$36,532	$13,419	$3,323	$-	$53,274
Accounts receivable, net	-	-	122,051	8,744	-	130,795
Inventories:
Raw materials	-	-	46,465	4,471	-	50,936
Work in process	-	-	24,400	939	-	25,339
Finished goods	-	-	49,832	2,049	-	51,881
Total inventory	-	-	120,697	7,459	-	128,156
Prepaid expenses and other
current assets	-	11,157	9,291	425	-	20,873
Deferred income taxes	-	-	18,770	-	-	18,770
Total current assets	-	47,689	284,228	19,951	-	351,868
Investments in subsidiaries	227,716	139,930	-	-	(367,646)	-
Property and Equipment, at cost:
Land	-	-	3,840	150	-	3,990
Buildings and improvements	-	106	34,062	721	-	34,889
Machinery and equipment	-	49	211,115	4,391	-	215,555
	-	155	249,017	5,262	-	254,434
Less accumulated depreciation	-	(85)	(46,153)	(1,359)	-	(47,597)
Total property and equipment, net	-	70	202,864	3,903	-	206,837
Other Assets:
Goodwill	-	-	770,940	40,345	-	811,285
Intangible assets, net	-	-	232,833	-	-	232,833
Intercompany note receivable	-	1,058,346	-	-	(1,058,346)	-
Other	-	40,358	6,540	-	-	46,898
Total other assets	-	1,098,704	1,010,313	40,345	(1,058,346)	1,091,016
	$227,716	$1,286,393	$1,497,405	$64,199	$(1,425,992)	$1,649,721

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$5,620	$-	$250	$-	$5,870
Accounts payable	-	484	90,356	4,728	-	95,568
Accrued expenses and taxes	-	19,545	90,319	3,663	-	113,527
Total current liabilities	-	25,649	180,675	8,641	-	214,965
Deferred income taxes	-	-	105,729	2,125	-	107,854
Intercompany note payable	-	-	1,054,000	4,346	(1,058,346)	-
Other long term liabilities	-	14,697	40,661	934	-	56,292
Long-term debt, less current
maturities	-	1,018,331	-	24,563	-	1,042,894
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	181,792	181,792	66,718	6,440	(254,950)	181,792
Retained earnings	43, 628	43,628	49,622	13,895	(107,145)	43,628
Accumulated other
comprehensive income (loss)	2,296	2,296	-	3,255	(5,551)	2,296
	$227,716	$1,286,393	$1,497,405	$64,199	$(1,425,992)	$1,649,721

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income (loss)	$5,614	$5,614	$(5,857)	$11,060	$(10,817)	$5,614
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	41	53,312	714	-	54,067
Fair value premium on purchased inventory	-	-	1,289	-	-	1,289
Non-cash interest expense, net	-	6,941	-	-	-	6,941
Gain on foreign currency transactions	-	-	-	(3,961)	-	(3,961)
Loss on sale of assets	-	-	356	-	-	356
Intangible asset impairment	-	-	4,150	-	-	4,150
Deferred income taxes	-	-	(2,488)	1,568	-	(920)
Equity in subsidiaries' net income	(5,614)	(5,203)	-	-	10,817	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	-	33,665	(1,011)	-	32,654
Inventories	-	-	6,283	240	-	6,523
Prepaid expenses and other
current assets	-	4,554	2,445	128	-	7,127
Accounts payable	-	60	(8,283)	(150)	-	(8,373)
Accrued expenses and taxes	-	(1,844)	(23,974)	2,282	-	(23,536)
Other	-	45	(199)	768	-	614
Net cash provided by
operating activities	-	10,208	60,699	11,638	-	82,545
Cash flows from investing
activities:
Capital expenditures	-	-	(18,973)	(1,044)	-	(20,017)
Proceeds from sale of assets	-	-	63	-	-	63
Acquisitions, net of cash acquired	-	(36,453)	-	-	-	(36,453)
Net cash used in investing
activities	-	(36,453)	(18,910)	(1,044)	-	(56,407)
Cash flows from financing
activities:
Proceeds from long-term debt	-	-	-	-	-	-
Proceeds from revolver borrowings	-	50,000	-	-	-	50,000
Proceeds from intercompany						-
investment	-	41,178	(36,832)	(4,346)	-	-
Payments on long-term debt	-	(6,373)	-	(4,250)	-	(10,623)
Payments on revolver borrowings	-	(50,000)	-	-	-	(50,000)
Debt issuance costs	-	(2,100)	-	-	-	(2,100)
Equity contribution		900	-	-	-	900
Equity repurchase	-	(3,245)	-	-	-	(3,245)
Net cash provided by (used in)
financing activities	-	30,360	(36,832)	(8,596)	-	(15,068)
Impact of exchange rate movement
on cash	-	-	-	863	-	863
Net increase in cash
and cash equivalents	-	4,115	4,957	2,861	-	11,933
Cash and cash equivalents at the
beginning of the period	-	36,532	13,419	3,323	-	53,274
Cash and cash equivalents at the end
of the period	$-	$40,647	$18,376	$6,184	$-	$65,207

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$5,721	$5,721	$5,612	$5,031	$(16,364)	$5,721
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	41	33,190	585	-	33,816
Fair value premium on purchased inventory	-	-	3,266	-	-	3,266
Non-cash interest expense, net	-	5,571	-	-	-	5,571
Gain on foreign currency transactions	-	-	-	(77)	-	(77)
Intangible asset impairment	-	-	782	-	-	782
Loss on sale of building	-	-	840	-	-	840
Other non-cash items	-	1,094	678	-	-	1,772
Deferred income taxes	-	-	(2,281)	904	-	(1,377)
Equity in subsidiaries' net income	(5,721)	(10,643)	-	-	16,364	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	-	27,414	(2,150)	-	25,264
Inventories	-	-	11,197	(1,232)	-	9,965
Prepaid expenses and other
current assets	-	221	(1,194)	(8)	-	(981)
Accounts payable	-	-	(34,988)	1,390	-	(33,598)
Accrued expenses and taxes	-	55	5,204	1,573	-	6,511
Other	-	1,221	(664)	(154)	-	403
Net cash provided by
operating activities	-	3,281	48,735	5,862	-	57,878
Cash flows used in investing
activities:
Capital expenditures	-	-	(18,942)	(1,376)	-	(20,318)
Proceeds from sale of building	-	-	4,536	-	-	4,536
Acquisitions, net of cash acquired	-	(416,386)	-	-	-	(416,386)
Net cash provided by (used in)
investing activities	-	(416,386)	(14,406)	(1,376)	-	(432,168)
Cash flows provided by (used in)
financing activities:
Proceeds from long-term debt	-	414,320	-	488	-	414,808
Proceeds from revolver borrowings	-	15,000	-	-	-	15,000
Proceeds from intercompany						-
investment	-	35,040	(30,040)	(5,000)	-	-
Payments on long-term debt	-	(3,279)	-	(188)	-	(3,467)
Payments on revolver borrowings	-	(15,000)	-	-	-	(15,000)
Debt issuance costs	-	(9,534)	-	-	-	(9,534)
Equity contribution	-	3,589	-	-	-	3,589
Net cash provided by (used in)
financing activities	-	440,136	(30,040)	(4,700)	-	405,396
Impact of exchange rate movement
on cash	-	-	-	(5)	-	(5)
Net increase (decrease) in cash
and cash equivalents	-	27,031	4,289	(219)	-	31,101
Cash and cash equivalents at the
beginning of the period	-	9,501	9,130	3,542	-	22,173
Cash and cash equivalents at the end
of the period	$-	$36,532	$13,419	$3,323	$-	$53,274

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2005

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income	$20,225	$20,225	$17,147	$5,187	$(42,559)	$20,225
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

Not Applicable

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d – 15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2007 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

      Management of the Company (Ply Gem Industries) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as required by the Securities Exchange Act of 1934 Rule 13a-15(c). In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007.

      This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors of Ply Gem Prime Holdings, Inc., Ply Gem Investment Holdings, Inc., Ply Gem Holdings, and Ply Gem Industries are identical.

Name	Age	Positions(s)
Frederick Iseman	55	Chairman of the Board and Director
Gary E. Robinette	59	President, Chief Executive Officer and Director
Shawn Poe	46	Vice President and Chief Financial Officer
John Wayne	46	President, Siding Group
Lynn Morstad	44	President, U.S. Windows Group
Bryan Sveinson	49	President, CWD Windows & Doors, Inc.
Robert A. Ferris	65	Director
Steven M. Lefkowitz	43	Director
John D. Roach	64	Director
Michael Haley	57	Director
Edward M. Straw	69	Director
Timothy T. Hall	38	Director

Set forth below is a brief description of the business experience of each of the members of our Board of Directors and our executive officers.

Frederick Iseman – Chairman of the Board and Director
Since the Ply Gem Acquisition, Frederick Iseman has served as our chairman of the Board of Directors.  Mr. Iseman is currently Chairman and CEO of Caxton-Iseman Capital, a private equity firm which was founded by Mr. Iseman in 1993.  Prior to establishing Caxton-Iseman Capital, Mr. Iseman founded Hambro-Iseman Capital Partners, a merchant banking firm.  From 1988 to 1990, Mr. Iseman was a member of the Hambro International Venture Fund.  Mr. Iseman is a former Chairman of the Board of Anteon International Corporation, Chairman of the Board of Buffets Holdings, Inc. and Buffets, Inc.

Gary E. Robinette – President, Chief Executive Officer and Director
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

Shawn Poe – Vice President and Chief Financial Officer
Since the Ply Gem Acquisition, Mr. Poe has served as our Vice President and Chief Financial Officer.  Mr. Poe was appointed Vice President of Finance of our siding and Accessories subsidiaries in March 2000.  Prior to joining our company, Mr. Poe held the position of Corporate Controller and various other accounting positions at Nordyne, Inc., joining the company in 1990.  In addition, Mr. Poe held various accounting positions with Federal Mogul Corporation from 1984 to 1990.  Mr. Poe graduated from Southeast Missouri State University in 1984 with a BBS in Accounting.  Mr. Poe graduated from Fontbonne College in 1994 with an MBA.

John Wayne – President, Siding Group
Mr. Wayne was appointed President of our siding and accessories subsidiaries in January 2002.  Mr. Wayne joined our company in 1998, and prior to his appointment to President had been Vice President of Sales and Marketing for our Variform and Napco siding and accessories subsidiaries.  Prior to joining us, Mr. Wayne worked for Armstrong World Industries, Inc. from 1985 to 1998, holding a variety of sales management positions, including Vice President of Sales.  Mr. Wayne graduated from the University of Wisconsin in 1984 with a BBA in Finance and Marketing.  Mr. Wayne served as the Chairman of the VSI, the Chairman of the VSI Code and Regulatory Committee, and Chairman of the VSI Board of Directors through December 2007 when his term ended.

Lynn Morstad - President, U.S. Windows Group
Mr. Morstad was appointed President of our U.S. Window Group in October 2007 after having served as President of our New Construction Window Group since November 2006.  Prior to that, Mr. Morstad served as President, Chief Operating Officer and Chief Financial Officer respectively of MW Manufacturers Inc., a Ply Gem subsidiary he joined in 2000.  From March 1998 to May 2000, Mr. Morstad was employed by the Dr. Pepper/Seven Up division of Cadbury Schweppes as Vice President and Corporate Controller. In addition, Mr. Morstad served in senior financial positions with various divisions of the Newell Company for more than eight years.  Mr. Morstad is a graduate of the University of Iowa and is a Certified Public Accountant.

Bryan Sveinson – President, CWD Windows & Doors
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

Robert A. Ferris – Director
Since the Ply Gem Acquisition, Robert A. Ferris has served as Chairman of our Executive Committee and director. Mr. Ferris retired as Managing Director of Caxton-Iseman Capital in December 2007, and was employed by Caxton-Iseman Capital since March 1998.  From 1981 to February 1998, Mr. Ferris was a General Partner of Sequoia Associates (a private investment firm headquartered in Menlo Park, California).  Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a New York Stock Exchange-listed company.  Mr. Ferris is a former director of Anteon International Corporation, and is a director of Buffets Holdings, Inc. and Buffets, Inc.  Effective January 1, 2008, Mr. Ferris will assume the position of President of Celtic Capital LLC, the investment manager of the entities that primarily hold the assets and investments of the Ferris Family.

Steven M. Lefkowitz – Director
Since the Ply Gem Acquisition, Steven M. Lefkowitz has served as a director.  Mr. Lefkowitz is President of Caxton-Iseman Capital and has been employed by Caxton-Iseman Capital since 1993.  From 1988 to 1993, Mr. Lefkowitz was employed by Mancuso & Company, a private investment firm, and served in several positions including as Vice President and as a Partner of Mancuso Equity Partners.  Mr. Lefkowitz is a former director of Anteon International Corporation, and is a director of Buffets Holdings, Inc. and Buffets, Inc.

John D. Roach - Director
    Since the Ply Gem Acquisition, Mr. Roach has served as a director.  Mr. Roach is Chairman of the Board and Chief Executive Officer of Stonegate International, a private investment and advisory services company, and has been employed by Stonegate International since 2001.  Mr. Roach served as Chairman of the Board, President and Chief Executive Officer of Builders FirstSource, Inc. from 1998 to 2001; and as Chairman of the Board, President and Chief Executive Officer of Fibreboard Corporation from 1991 to 1997.  Mr. Roach is a director of Kaiser Aluminum Corporation and its subsidiary, Kaiser Aluminum & Chemical Corporation, a director of Material Sciences Corp., a provider of materials-based solutions, a director of URS Corporation, an engineering firm, a director PMI Group, Inc., a provider of credit enhancement products and lender services, and a director of VeriSign, a leading provider of internet infrastructure services.

Michael Haley – Director
In June 2005, Mr. Haley announced his retirement as Chairman of MW Manufacturers, but has remained as a director. In January 2005, Mr. Haley was appointed chairman of MW and Senior Vice President of Sales and Marketing and Director for Ply Gem Industries.  Mr. Haley joined MW in June 2001 as President and served in this capacity until being named Chairman.  Prior to joining MW, Mr. Haley had been the President of American of Martinsville (a subsidiary of La-Z-Boy Inc.) from 1994 until May 2001.  In addition, Mr. Haley was President of Loewenstein Furniture Group from 1988 to 1994.  Mr. Haley graduated from Roanoke College in 1973 with a Bachelor’s Degree in Business Administration. From April 2006 to present, Mr. Haley has served as an advisor to Fenway Partners, a private equity firm.

Edward M. Straw – Director
In May 2006, the Board of Directors approved the addition of Mr. Straw as a member of the board.  Mr. Straw retired from the Navy as a three-star admiral in 1996, and has since held senior executive positions in industry.  From March 2000 to February 2005, Mr. Straw was President of Global Operations for the Estee Lauder Companies, Inc.  Prior to Estee Lauder, Mr. Straw was President of Ryder Integrated Logistics, Inc. and Senior Vice President of Compaq Computer Corporation.  He is currently the Chairman of Odyssey Logistics and Technology and is a member of the boards of MeadWestvacto, Eddie Bauer and Panther Expedited Services.  In addition, he is a strategic advisor to IBM Federal Services.  Mr. Straw holds a Master of Business Administration degree from George Washington University and a Bachelor of Science degree from the U.S. Naval Academy.

Timothy T. Hall – Director
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

Audit Committee Financial Expert
Our Board of Directors has determined Steven Lefkowitz to be the “audit committee financial expert” as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002.  Mr. Lefkowitz is not an “independent” director as the term is used for the purposes of the New York Stock Exchange’s listing requirements.  The audit committee members are Mr. Hall and Mr. Lefkowitz.

Compensation Committee
The Company’s compensation committee is chaired by Mr. Ferris, and consists of the entire board of directors.

Board of Directors Meetings
The Company’s Board of Directors met four times during 2007.

Code of Ethics
      The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer, and all employees.  This code of ethics is posted on our website at http://www.plygem.com.  Any waiver or amendment to this code of ethics will be timely disclosed on our website.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion describes the material elements of compensation of the Company’s executive officers who served as named executive officers during our fiscal year ended December 31, 2007.  The individuals who served as the principal executive officer and principal financial officer during 2007, as well as the other individuals included in the Summary Compensation Table below, are referred to as the “named executive officers.”  This compensation discussion focuses primarily on compensation awarded to, earned by, or paid to the named executive officers in 2007, as reflected in the following tables and related footnotes and narratives, but also describes compensation actions taken before or after 2007 to the extent that it enhances an understanding of the executive compensation disclosure.

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

During 2006, certain named executive officers held awards of phantom stock units under our phantom stock plan, and these awards were converted during 2006 into cash-denominated deferred compensation accounts.  In early 2007, the officers received special, one-time cash bonuses in connection with this conversion.  The phantom plan, deferred compensation accounts, and special cash bonuses are described below.

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

Our President and Chief Executive Officer, Gary E. Robinette, reviews the base salaries for our named executive officers, other than the President and Chief Executive Officer, in November and December of each year with any recommended increases being based on our performance as well as the individual’s performance and responsibilities, which we believe to be consistent with our overall philosophy of rewarding both strong individual and Company performance.  After this review, any salary increases for the executive officers other than the President and Chief Executive Officer are recommended by our President and Chief Executive Officer to our compensation committee and Board for approval.  The base salary for our President and Chief Executive Officer is determined by the compensation committee of our Board of Directors, but will not be less than $530,000 per year.

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

2007 Target Award Opportunities.  Our 2007 performance measures included such corporate measures as economic value added (EVA) improvement and Adjusted EBITDA.  Depending upon each officer’s responsibilities, a target award opportunity was established as a percentage of the individual officer’s base salary at a range from 40% to 100% of base salary.  The target cash incentive opportunity percentage of base salary for each individual officer is established based upon the position within the Company and is comparable to like positions within our company.   After the end of 2007, Mr. Robinette reviewed our annual cash incentive plans, the attainment of performance measures and resulting awards with our compensation committee and our Board, and the compensation committee and the Board approved the awards. For 2007, annual target cash incentive opportunities for the named executive officers were:  100% of base salary for Mr. Robinette, 75% of base salary for Mr. Poe, 50% of base salary for Mr. Wayne and 40% of base salary for Mr. Sveinson and Mr. Veach.

The 2007 performance targets for Mr. Robinette and Mr. Poe were comprised of 50% EVA improvement and 50% Adjusted EBITDA with the 2007 performance target for EVA improvement being approximately $202.4 million with the 2007 Adjusted EBITDA target being approximately $190.7 million.  The 2007 performance targets for Mr. Wayne and Mr. Veach were comprised of 50% EVA improvement, 40% operating group Adjusted EBITDA and 10% total company Adjusted EBITDA with the 2007 performance target for EVA improvement being approximately $143.8 million and the 2007 operating group Adjusted EBITDA target being approximately $113.0 million and the 2007 total company Adjusted EBITDA being $190.7 million.  The 2007 performance target for Mr. Sveinson was comprised of 80% EVA improvement, 10% operating group Adjusted EBITDA and 10% total company Adjusted EBITDA with the 2007 performance target for EVA improvement being approximately $18.2 million and the 2007 operating group Adjusted EBITDA target being approximately $13.7 million and the 2007 total company Adjusted EBITDA being $190.7 million.

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

Total Compensation Comparison.  Including the 2007 annual cash incentive payout, for the last completed fiscal year, personal benefits and perquisites accounted for approximately 3.5% of total compensation for our named executive officers.

•	Equity Awards
In General.  We have provided the opportunity for our named executive officers to purchase both shares of common stock, par value $.01 per share (“Common Stock”) and senior preferred stock, par value $.01 per share (“Senior Preferred Stock”) in Ply Gem Prime Holdings, Inc. (“Prime Holdings”), our indirect parent company.

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

Incentive Stock – Protected and Unprotected.  Common Stock that is purchased as Incentive Stock becomes “Protected” over time, based on the officer’s continued service to our Company.  Twenty percent (20%) of each officer’s Incentive Stock becomes Protected on the first anniversary of the date of purchase and on each of the next four anniversaries.  If the officer’s employment with us is terminated at any time, no remaining Incentive Stock that is not Protected (“Unprotected”) will become Protected.  In addition, if a realization event or an initial public offering occurs at any time, any Incentive Stock that is Unprotected becomes immediately fully Protected.

Incentive Stock – Termination of Employment.  If a named executive officer’s Incentive Stock becomes Protected, the officer may have the opportunity to receive a greater per share price for such stock if the stock is purchased by the Company.  Specifically, if the named executive officer’s employment with us is terminated for reasons other than cause, then Prime Holdings has the right to purchase the officer’s shares of Protected Incentive Stock at a price per share (the “Protected Stock Purchase Price”) equal to the quotient obtained by dividing (x) the excess of (i) a multiple of consolidated EBITDA over (ii) consolidated indebtedness, less the amount of unrestricted cash of Prime Holdings and its consolidated subsidiaries as of the date of termination by (y) the number of shares of fully diluted Common Stock on the date of the officer’s termination of employment.  For any Incentive Stock that is Unprotected as of termination, the purchase price is the lesser of (a) the original purchase price paid by the officer for the Incentive Stock, plus or minus any change in adjusted retained earnings per share from the date the shares were originally purchased through the end of the most recent fiscal quarter preceding the date of termination of employment and (b) the Protected Stock Purchase Price.  If the officer is terminated for Cause, all Incentive Stock held by the officer, whether or not Protected, will be repurchased by Prime Holdings for the same price applicable to Unprotected Incentive Stock in the preceding sentence.

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

None of the named executive officers purchased either Common Stock or Senior Preferred Stock during 2007.

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

As a result of the conversion of the phantom stock plan awards described above, as of December 31, 2007 there were no phantom common or preferred stock units outstanding.

In connection with the conversion described above, the Board authorized Prime Holdings to allow the officers to invest in Common Stock on September 25, 2006, which stock was either Incentive Stock or not, in the same proportion that the officer’s phantom units had been deemed invested in such stock.

•	Special Bonuses
In General.  In connection with the conversion of the phantom stock plan awards described above, our subsidiary, Ply Gem Industries, Inc. provided Mr. Wayne and Mr. Poe with a special, one-time cash bonus award for our 2006 fiscal year.  The bonus was payable on January 31, 2007 or any earlier termination of employment other than for cause.  If the executives resigned from employment before January 31, 2007, they would not have been entitled to the bonus.  All special bonuses were paid on January 31, 2007.  The Board of Directors of Prime Holdings approved and ratified Ply Gem Industries, Inc.’s award of these bonuses.

•	Employment Agreements
President and Chief Executive Officer.  In October 2006, Mr. Robinette joined the Company and was appointed as our President and Chief Executive Officer.  In connection with such appointment, Mr. Robinette entered into an employment agreement with us, pursuant to which we have agreed to pay him an annual base salary of not less than $530,000 and an annual cash incentive target of 100% of base salary.  In addition, Mr. Robinette was provided the opportunity by our compensation committee and Board to purchase 125,660 shares of Common Stock, at a price of $10.00 per share and 7,434 shares of Senior Preferred Stock at a price of $100.00 per share.

•	Post-termination severance
In General.  We provide the opportunity for certain of our named executive officers to be protected under the severance provisions contained within their retention agreements and, for Mr. Robinette, his employment agreement by providing salary continuation if employment is terminated under certain circumstances (two years for Mr. Robinette and one year for our other named executive officers).  If the payment of severance to Mr. Robinette causes him to become subject to the golden parachute excise tax rules, then we will pay him a gross-up amount so that after all taxes are paid on the gross-up, he will have enough funds remaining to pay the excise tax imposed on the severance payments..  We provide this opportunity to attract and retain an appropriate caliber of talent for the position.  These retention agreements and Mr. Robinette’s employment agreement were approved by our Board of Directors, and the terms of these agreements can be found in individual agreements that have previously been filed as exhibits with the Securities and Exchange Commission (SEC).  We believe the terms of our retention agreements and of Mr. Robinette’s employment agreement are consistent with the provisions and benefit levels of other companies based upon reviewing disclosures made by those companies with the SEC.  We believe the arrangements and benefits opportunity contained within our retention agreements and Mr. Robinette’s employment agreement are reasonable and allow us to remain competitive in the general marketplace for executive talent.  These arrangements are described in detail in the “Potential Payments Upon Termination or Change in Control” section below. The employment agreement between Mr. Robinette and the Company establishes the terms of his employment including salary and benefits, annual cash incentive award target and severance provisions in the event of termination of Mr. Robinette’s employment.

•	CFO Retention Payment.
In November of 2005, the Company provided Mr. Poe with the opportunity to receive a special bonus of $100,000 if Mr. Poe is employed with the Company on December 31, 2007.  This special bonus was provided to Mr. Poe as an incentive for Mr. Poe to remain with the Company.  The Board determined that it was in the Company’s best interest to retain Mr. Poe’s services in the capacity of Chief Financial Officer and considers the $100,000 special bonus to be an appropriate incentive. The Company recognized 50% of the special bonus as expense in 2006 and 50% of the special bonus as expense in 2007.

The following table shows information concerning the annual compensation during 2007 for services provided to us by our President and Chief Executive Officer, our Vice President and Chief Financial Officer and our three other most highly compensated executive officers.

Summary Compensation Table

							Non-Equity
						Stock	Incentive Plan	All Other
Name and		Salary		Bonus		Awards	Compensation	Compensation	Total
Principal Position	Year	($)		($)		($) (1)	($) (2)	($) (4)	($)

Gary E. Robinette	2007	530,000		-		-	506,680	25,081	1,061,761
President & Chief	2006	112,115	(5)	133,589	(6)	-	-	-	245,704
Executive Officer

Shawn K. Poe	2007	275,000		50,000	(9)	-	197,175	22,133	544,308
Vice President & Chief	2006	222,861		77,000	(7)(8)	-	115,375	163,682	578,919
Financial Officer

John Wayne	2007	370,000		-		-	301,920	25,409	697,329
President, Siding Group	2006	298,077		76,000	(7)	-	258,137	419,495	1,051,709

Bryan Sveinson	2007	200,036		-		-	264,466	17,451	481,953
President, CWD
Windows & Doors, Inc.

Richard Veach	2007	230,000		-		-	150,190	21,169	401,359
Sr Vice President,
Operations, Siding
Group

(1)
The amounts in this column represent, for all shares of Common Stock and Senior Preferred Stock and all awards of phantom common and preferred stock units held by each named executive officer in 2006 and 2007, the dollar amount recognized for financial statement reporting purposes with respect to 2006 in accordance with SFAS 123(R).  Because no expense was recognized under SFAS 123(R) during 2006 or 2007, the amount in each row of this column is “0”.  (See Note 12 to the financial statements “Stock Based Compensation” for a discussion of the assumptions made in this valuation.)  As described in the “Compensation Discussion and Analysis – Phantom Common and Preferred Stock Units” section above, the awards under the phantom stock plan were amended on September 25, 2006.  These awards were reported under SFAS 123(R) through the end of the third quarter of the 2006 fiscal year.  During the fourth quarter of 2006, we recognized nonqualified deferred compensation expense in respect of the cash accounts that were established in connection with the conversion of the phantom plan, and the value of these accounts is included in the “All Other Compensation” column of this table with respect to 2006.

(2)
The amounts in this column represent performance-based cash bonuses earned for services rendered during 2007 and 2006.  These incentive bonuses are described in the “Compensation Discussion and Analysis - Annual Cash Incentive Awards” section above.

(3)
None of the named executive officers are covered by either of the Company’s pension plans.  The named executive officers did not receive any above-market or preferential earnings on compensation deferred on a basis that is not tax-qualified.

(4)	The amounts in this column with respect to 2007 consist of the following items for each officer shown below:
•	Gary E. Robinette: $10,500 car allowance, $6,750 company 401k contributions, $6,750 profit sharing, and $1,081 insurance premiums.
•	Shawn K. Poe: $7,700 car allowance, $6,750 company 401k contributions, $6,750 profit sharing, and $561 insurance premiums.
•	John Wayne: $10,500 car allowance, $6,750 company 401k contributions, $6,750 profit sharing, and $755 insurance premiums.
•	Bryan Sveinson: $10,450 company car benefit, and $7,001 Group Registered Retirement Savings Plan
•	Richard Veach: $7,200 car allowance, $6,750 company 401k contributions, $6,750 profit sharing, and $469 insurance premiums.

The amounts in this column with respect to 2006 consist of the following items for each officer shown below:
•
Shawn K. Poe:  $135,900 value of cash deferred compensation account created in connection with phantom plan conversion described in the “Compensation Discussion and Analysis – Phantom Common and Preferred Stock Units” section above, $7,200 car allowance, $6,628 company 401k contributions, $6,600 profit sharing, and $6,982 insurance premiums.

•
John Wayne: $388,350 value of cash deferred compensation account created in connection with phantom plan conversion described in the “Compensation Discussion and Analysis – Phantom Common and Preferred Stock Units” section above, $10,500 car allowance, $6,600 company 401k contributions, $6,600 profit sharing, and $6,791 insurance premiums.

(5)	Represents the dollar value of the base salary earned by Mr. Robinette for the period from the date that he commenced employment in October 2006 through December 31, 2006.
(6)	Represents the guaranteed bonus paid to Mr. Robinette pursuant to his employment agreement.
(7)
Represents the Special Bonus awarded on September 25, 2006 in connection with the conversion of awards under the phantom stock plan, described in the “Compensation Discussion and Analysis – Special Bonuses” section above.

(8)
The figure includes $50,000 of retention bonus which represents 50% of a total $100,000 special bonus that Mr. Poe was eligible to receive if he remained employed with the Company through December 31, 2007.

(9)	Represents 50% of a total $100,000 special bonus that Mr. Poe was eligible to receive if he remained employed with the Company through December 31, 2007.

Grants of Plan-Based Awards

Estimated Future Payouts Under
Non-Equity Incentive Plan
Awards
Target
Name	($) (1)

Gary E. Robinette	$530,000

Shawn K. Poe	206,250

John Wayne	185,000

Bryan Sveinson	86,000

Richard Veach	92,000

(1)  These amounts represent the annual target cash incentive opportunities as a percentage of base salary for each named executive officer.

Outstanding Equity Awards at Fiscal Year-End

	Number of	Market Value
	Shares	of Shares
	or Units of	or Units of
	Stock that	Stock That
	Have Not	Have Not
	Vested	Vested
Name	(#) (1)	($) (2)

Gary E. Robinette	88,000	0

Shawn K. Poe	15,367	0

John Wayne	18,122	0

Bryan Sveinson	9,362	0

Richard Veach	5,076	0

(1)	The Stock Awards set forth in this table become Protected as described in the “Compensation Discussion and Analysis – Common Stock” section above.
(2)
Because the Company’s Common Stock is not publicly traded, and the value per share under the valuation formula contained within the Stockholders’ Agreement was zero at December 31, 2007, a market value of zero is shown.

Stock Vested

	Stock Awards
	Number of Shares	Value Realized on
Name	Acquired on Vesting	Vesting
	(#) (1)	($) (2)

Gary E. Robinette	37,660	0

Shawn K. Poe	23,050	0

John Wayne	27,182	0

Bryan Sveinson	14,044	0

Richard Veach	7,614	0

(1)
The Stock Awards in this table represent the shares of Common Stock that were either vested on the date of grant or that became Protected during 2007, as described in the “Compensation Discussion and Analysis – Common Stock” section above.

(2)
This amount represents the number of shares of Common Stock and the number of phantom incentive units that became Protected during 2007. Because the Company’s Common Stock is not publicly traded and the value per share under the valuation formula contained within the Stockholders’ Agreement was zero at December 31, 2007, a market value of zero is shown.  These shares remain subject to certain transfer restrictions provided in a stockholders’ agreement with Prime Holdings and there is no current market in which the officers may sell such shares.

Nonqualified Deferred Compensation

	Aggregate	Aggregate
	Earnings	Balance
	in Last FY	at Last FYE
Name	($) (1)	($) (2) (3)

Gary E. Robinette	-	-

Shawn K. Poe	636	138,452

John Wayne	1,808	395,632

Bryan Sveinson	-	-

Richard Veach	-	-

(1)
These amounts do not represent above-market or preferential earnings on compensation deferred on a basis that is not tax-qualified, and these amounts were not reported in the “Summary Compensation Table” above.

(2)
The aggregate balance at December 31, 2007 represents the balance of the cash-denominated deferred compensation accounts established in connection with the conversion of the phantom stock plan awards on September 25, 2006, as described in the “Compensation Discussion and Analysis – Phantom Common and Preferred Stock Units” section above.

(3)
These amounts do not represent above-market or preferential earnings on compensation deferred on a basis that is not tax-qualified, and these amounts were not reported in the “Summary Compensation Table” above for previous years.

                                    Termination or Change in Control Arrangements

	Years	Severance	Benefits	Bonus
Name		($)	($)	($)

Employment Agreement:
Gary E. Robinette	2	$1,060,000	$16,944	$1,013,360

Retention Agreements:
Shawn K. Poe	1	275,000	8,472	197,175

John Wayne	1	370,000	8,472	301,920

Bryan Sveinson	1	200,036	8,472	284,250

Richard Veach	NA	NA	NA	NA

Mr. Robinette’s employment agreement and the retention agreements for each of Mr. Poe, Mr. Wayne, and Mr. Sveinson provide that the officer will receive payments and benefits if he is terminated without “cause” or resigns following a “material adverse change”.  “Cause” means certain failures to perform duties after demand by the Board or obey the Board or a senior executive of the Company, a material act of dishonesty in connection with executive duties, or conviction of a felony, a fraudulent or dishonest misdemeanor, or a civil judgment for fraud.
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
The named executive officer’s may be entitled to receive a cash payment for their individual shares of Incentive Stock, if Prime Holdings elects to exercise its call right under the Stockholders’ Agreement. If Prime Holdings had exercised its call right on December 31, 2007, the named executive officers would not have received any money for any of the shares of common stock.  Because shares of the Company’s Common Stock are not publicly traded and the value per share at December 31, 2007 per the formula contained in the Stockholders’ Agreement is zero, no amount has been reflected in the table for incentive equity.
In addition, upon a change in control, all Common Stock held by the named executive officers that is Unprotected will become Protected.  If a change in control had occurred on December 31, 2007, applying the Protected price formula in the Stockholders’ Agreement based on EBITDA as of that date, the value per share of Common Stock would be zero.

                                        Director Compensation

	Fees	All
	Earned	Other
	or Paid	Compensation	Total
Name	in Cash
	($)	($) (1)	($)

Frederick Iseman	$-	$-	$-

Robert A. Ferris	-	-	-

Steven M. Lefkowitz	-	-	-

John D. Roach	60,000.00	19,811.00	79,811.00

Michael Haley	60,000.00	10,000.00	70,000.00

Edward M. Straw	60,000.00	10,000.00	70,000.00

Timothy T. Hall	-	-	-

(1)	All Other Compensation includes payment of a $2,000 payment per each board meeting attended and payment for other non-board advisory services provided.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ply Gem Holdings is the sole holder of all 100 issued and outstanding shares of Ply Gem Industries’ common stock. Ply Gem Investment Holdings is the sole holder of all 100 issued and outstanding shares of common stock of Ply Gem Holdings.  Ply Gem Prime Holdings, Inc. is the sole holder of all 100 issued and outstanding shares of common stock of Ply Gem Investment Holdings.

The following table sets forth the number and percentage of the outstanding shares of common stock of Ply Gem Prime Holdings Inc. beneficially owned as of March 25, 2008 by:

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

	Shares Beneficially
	Owned (1)
	Common
Name of Beneficial Owner	Shares (2)%

Caxton-Iseman (Ply Gem), L.P. (3)	572,590	16.1%
Caxton-Iseman (Ply Gem) II, L.P. (3)	2,301,855	64.8%
Frederick Iseman (3) (4)	2,874,445	81.0%
Robert A. Ferris (3)	-	*
Steven M. Lefkowitz (3)	-	*
Gary E. Robinette (5)	125,660	3.5%
Shawn Poe (6)	38,417	1.1%
John Wayne (7)	45,304	1.3%
Bryan Sveinson	23,406	*
Richard Veach	12,690	*
John D. Roach (8)	3,577	*
Michael Haley	9,362	*
Edward M. Straw	-	*
Timothy Hall (3)	-	*
All Directors and Executive Officers as a Group	3,279,539	92.4%
* Less than 1%.

(1)	Determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Ply Gem Prime Holdings also has a series of non-voting senior preferred stock.

(3)	Address is c/o Caxton-Iseman Capital, LLC, 500 Park Avenue, New York, New York 10022.

(4)
By virtue of his indirect control of Caxton-Iseman (Ply Gem) L.P. and Caxton-Iseman (Ply Gem) II, L.P., Mr. Iseman is deemed to beneficially own the 2,874,445 shares of common stock held by that entity.

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

In connection with the MW Acquisition, pursuant to the General Advisory Agreement, in November 2004 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of the equity of MWM Holdings, Inc. ($6.4 million).  In connection with the Alenco Acquisition, in March 2006 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of the equity of AWC ($2.4 million).   In connection with the AHE Acquisition, in October 2006 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of AHE ($6.1 million). In connection with the Pacific Windows Acquisition, in October 2007 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of Pacific Windows ($0.7 million)

Under the General Advisory Agreement the Company paid a management fee of approximately $3.5 million for the year ended December 31, 2007, approximately $2.5 million for the year ended December 31, 2006, and approximately $2.3 million for the year ended December 31, 2005.

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

In connection with the MW Acquisition, Ply Gem Investment Holdings, Inc. received an equity investment of approximately $0.5 million from The GeMROI Company, an outside sales agency that represents, among other products and companies, MW windows for which the Company pays GeMROI a sales commission for their services.  During 2007, 2006 and 2005, the Company paid GeMROI approximately $1.8 million, $2.3 million, and $2.5 million, respectively, in sales commission for their services.   During 2006, the Company received an additional equity investment of approximately $0.5 million from JPG Investments, LLC, an affiliate of The GeMROI Company.

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

      The following table sets forth the aggregate fees billed to us by the independent registered public accounting firm, KPMG, for services rendered during fiscal years 2007 and 2006.(in thousands):

	2007	2006
Audit Fees	$1,034	$674
Audit-Related Fees (1)	103	550
Tax Fees (2)	25	10
Total Fees	$1,162	$1,234

(1)  Consists primarily of fees paid for due diligence and accounting consultation.
(2)  Consists primarily of fees paid for tax compliance and consultation.

            Our audit committee has a policy to pre-approve all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of our independent registered public accounting firm each year with respect to such services.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of KPMG LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

2. Schedule II Valuation and Qualifying Accounts – page 93

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

10.1
Fifth Amended and Restated Credit Agreement, dated as of April 5, 2007, among Ply Gem Industries, as the U.S. borrower, CWD Windows and Doors, Inc., as the Canadian borrower, Ply Gem Holdings, Inc. and the other guarantors party thereto, as guarantors, the lenders party thereto, and UBS Securities LLC and Deutsche Bank Securities, Inc., as joint lead arrangers and bookrunners. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, dated April 10, 2007 (File No. 333-114041)).

10.2
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

10.4
U.S. Security Agreement, dated February 12, 2004, among by Ply Gem Industries, Inc., as U.S. borrower and the guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent (incorporated by reference from Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.5	*
Amended and Restated Ply Gem Prime Holdings Phantom Stock Plan, dated as of February 24, 2006. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).

10.6	*	Ply Gem Prime Holdings 2004 Stock Option Plan, dated as of February 24, 2006. (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.7	*
Form of Incentive Stock Option Agreement for Ply Gem Prime Holdings, Inc. 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).

10.8	*	Change in Control Severance Benefit Plan (incorporated by reference from Exhibit 10.6 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).
10.9	*
Letter to Lee D. Meyer re Extension of Change of Control Severance Benefit Plan, dated February 12, 2004. (incorporated by reference from Exhibit 10.7 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).

10.10
Debt Financing Advisory Agreement dated as of February 12, 2004, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.13 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.11
General Advisory Agreement dated as of February 12, 2004, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.12
Tax Sharing Agreement dated as of February 12, 2004, between Ply Gem Investment Holdings, Inc., Ply Gem Holdings Inc. and Ply Gem Industries, Inc. (incorporated by reference from Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.13
Stock Purchase Agreement, dated as of November 22, 2002, between Alcoa Building Products, Inc., Ply Gem Industries, Inc. and Nortek, Inc. (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.14
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

10.15	*	Retention Agreement with John Wayne, dated as of December 1, 2005. (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.16	*	Retention Agreement with Lynn A. Morstad, dated as of February 1, 2006. (incorporated by reference from Exhibit 1014 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.17	*	Retention Agreement with Mark S. Montgomery, dated as of February 1, 2006. (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.18	*	Retention Agreement with Jeff Klein, dated as of December 1, 2005. (incorporated by reference from Exhibit 10.16 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.19	*	Separation Agreement with David S. McCready, dated as of October 16, 2005. (incorporated by reference from Exhibit 10.17 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.20	*	Separation Agreement with Mark A. Watson, dated as of November 28, 2005. (incorporated by reference from Exhibit 10.18 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041)).
10.21	*	Retirement and Consulting Agreement with Lee Meyer dated as of October 13, 2006. (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).
10.22	*	Employment Agreement with Gary Robinette, dated as of August 14, 2006. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).
10.23	*
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
Phantom Incentive Unit Award Agreement Amendment letter to Michael Haley, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.6 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).0

10.27	*
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
Special 2006 Cash Bonus Award letter to Mark Montgomery, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.154 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041)).

10.36	*	Retention Agreement with Shawn Poe, dated as of December 1, 2005(incorporated by reference from Exhibit 10.154 to the Company’s Form 10-K dated March 23, 2007 (File No. 333-114041)).
31.1		Chief Executive Officer’s Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Chief Financial Officer’s Certification Pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
*  Management Agreement

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS PLY GEM HOLDINGS, INC., AND SUBSIDIARIES December 31, 2007 (In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Addition Due to Pacific Windows Acquisition	Addition Due to Alenco and AHE Acquisitions	Uncollectible accounts written off, net of recoveries	Balance at End of Year
Year ended December 31, 2007
Allowance for doubtful accounts and sales allowances…………	$6,802	$1,864	$(1,351)	$1,541	$-	$(1,536)	$7,320

Year ended December 31, 2006
Allowance for doubtful accounts and sales allowances…………	$8,320	$1,016	$(7)	$-	$1,179	$(3,706)	$6,802

Year ended December 31, 2005
Allowance for doubtful accounts and sales allowances…………	$7,940	$1,386	$1	$-	$-	$(1,007)	$8,320

See accompanying report of independent registered public accounting firm.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  March 25, 2008

By:	/s/ Gary E. Robinette
Name : Gary E. Robinette
Title : President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. Robinette	President, Chief Executive Officer and Director	March 25, 2008
Gary E. Robinette	(Principal Executive Officer)

/s/ Shawn K. Poe	Vice President, Chief Financial Officer, Treasurer	March 25, 2008
Shawn K. Poe	and Secretary (Principal Financial and Accounting
Officer)

/s/ Frederick Iseman	Chairman of the Board and Director	March 25, 2008
Frederick Iseman

	Director	March 25, 2008
Robert A. Ferris

/s/ Steven M. Lefkowitz	Director	March 25, 2008
Steven M. Lefkowitz

	Director	March 25, 2008
John D. Roach

/s/ Michael Pl Haley	Director	March 25, 2008
Michael P. Haley

/s/ Edward M. Straw	Director	March 25, 2008
Edward M. Straw

/s/ Timothy T. Hall	Director	March 25, 2008
Timothy T. Hall