Form 10-K/A
PLY GEM HOLDINGS INC
filed 2008-04-01
CIK 1284807

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
Large accelerated filer   [  ]   Accelerated filer  [  ]     Non-accelerated filer  [X]   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2007 was $0.

The Company had 100 shares of common stock outstanding as of March 25, 2008.

Documents incorporated by reference:  None

EXPLANATORY STATEMENT

This Amendment on Form 10-K/A is being filed for the purpose of correcting the signature line and two other typographical errors in the third and fourth paragraphs of the Report of Independent Registered Public Accounting Firm included in “Item 8 – Financial Statements and Supplementary Data” contained in Ply Gem Holdings Inc.’s Form 10-K for the fiscal year ended December 31, 2007, originally filed with the Securities and Exchange Commission on March 25, 2008.

Except as described above, no other changes have been made in this Form 10-K/A that modify or update other disclosures as presented in the original report.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in notes 1 and 12 to the consolidated financial statements on January 1, 2006, the Company adopted Statement of Financial Accounting Standard No. 123(R) (revised 2004), Share-Based Payment.

/s/ KPMG LLP

Kansas City, Missouri
March 25, 2008

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Date:  April 1, 2008

By:	/s/ Gary E. Robinette
Name: Gary E. Robinette
Title: President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. Robinette	President, Chief Executive Officer and Director	April 1, 2008
Gary E. Robinette	(Principal Executive Officer)

/s/ Shawn K. Poe	Vice President, Chief Financial Officer, Treasurer	April 1, 2008
Shawn K. Poe	and Secretary (Principal Financial and Accounting
Officer)

/s/ Frederick Iseman	Chairman of the Board and Director	April 1, 2008
Frederick Iseman

	Director	April 1, 2008
Robert A. Ferris

/s/ Steven M. Lefkowitz	Director	April 1, 2008
Steven M. Lefkowitz

/s/ John D. Roach	Director	April 1, 2008
John D. Roach

/s/ Michael P. Haley	Director	April 1, 2008
Michael P. Haley

	Director	April 1, 2008
Edward M. Straw

/s/ Timothy T. Hall	Director	April 1, 2008
Timothy T. Hall