Form 10-Q
period 2008-05-07
PLY GEM HOLDINGS INC
filed 2008-05-09
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008
or
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

5020 Weston Parkway
Cary, North Carolina 27513

Registrant's telephone number, including area code: 919-677-3900

185 Platte Clay Way, Kearney, Missouri 64060
(Former Name or Former Address, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X ] *

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [  ]                                                                   Accelerated filer  [  ]
 Non-accelerated filer  [X]                                                                  Smaller reporting company [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]  No [X ]

As of May 9, 2008, there were 100 shares of common stock, $0.01 par value, outstanding.

* The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the indenture governing Ply Gem Industries, Inc.’s 9% senior subordinated notes due 2012.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 29, 2008

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 29,	March 31,
	2008	2007
	(Amounts in thousands)

Net Sales	$256,373	$285,274
Costs and Expenses:
Cost of products sold	224,266	238,084
Selling, general and administrative expense	41,477	37,397
Amortization of intangible assets	4,914	4,634
Total Costs and Expenses	270,657	280,115
Operating earnings (loss)	(14,284)	5,159
Foreign currency gain (loss)	(551)	216
Interest expense	(23,074)	(25,266)
Interest income	203	577
Income (loss) before provision for income taxes	(37,706)	(19,314)
Provision for income taxes	(15,864)	(8,450)
Net loss	$(21,842)	$(10,864)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 29,	December 31,
	2008	2007
	(Amounts in thousands, except
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$24,902	$65,207
Accounts receivable, less allowances of $7,385 and $7,320, respectively	134,652	111,653
Inventories:
Raw materials	58,000	60,003
Work in process	21,929	23,071
Finished goods	39,473	45,208
Total inventory	119,402	128,282
Prepaid expenses and other current assets	19,655	16,462
Deferred income taxes	11,780	12,797
Total current assets	310,391	334,401
Property and Equipment, at cost:
Land	4,011	4,017
Buildings and improvements	38,065	37,927
Machinery and equipment	244,189	240,921
Total property and equipment	286,265	282,865
Less accumulated depreciation	(94,676)	(83,869)
Total property and equipment, net	191,589	198,996
Other Assets:
Intangible assets, less accumulated amortization of $49,748 and $45,081,
respectively	208,344	213,257
Goodwill	834,268	835,820
Other	38,213	43,133
Total other assets	1,080,825	1,092,210
	$1,582,805	$1,625,607

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$23,488	$6,873
Accounts payable	95,634	96,256
Accrued expenses and taxes	61,491	93,416
Total current liabilities	180,613	196,545
Deferred income taxes	90,613	91,151
Other long term liabilities	65,628	67,144
Long-term debt, less current maturities	1,029,546	1,031,223
Stockholder's Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	180,543	180,667
Retained earnings	27,400	49,242
Accumulated other comprehensive income	8,462	9,635
Total Stockholder's Equity	216,405	239,544
	$1,582,805	$1,625,607

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 29,	March 31
	2008	2007
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(21,842)	$(10,864)
Adjustments to reconcile net income
to cash used in operating activities:
Depreciation and amortization expense	16,026	13,238
Non-cash interest expense, net	1,745	1,706
(Gain) loss on foreign currency transactions	551	(216)
Loss on sale of assets	323	16
Deferred income taxes	461	(3,284)
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	(25,068)	(3,959)
Inventories	6,477	(13,824)
Prepaid expenses and other current assets	(3,374)	7,296
Accounts payable	1,045	1,628
Accrued expenses and taxes	(32,358)	(36,806)
Other	21	281
Net cash used in operating activities	(55,993)	(44,788)
Cash flows from investing activities:
Capital expenditures	(4,681)	(3,663)
Proceeds from sale of assets	5,810	7
Other	(15)	(185)
Net cash provided by (used in) investing activities	1,114	(3,841)
Cash flows from financing activities:
Proceeds from revolver borrowings	15,000	20,000
Payments on long-term debt	(51)	(1,468)
Equity repurchases	(126)	(2,175)
Net cash provided by financing activities	14,823	16,357
Impact of exchange rate movements on cash	(249)	30
Net decrease in cash and cash equivalents	(40,305)	(32,242)
Cash and cash equivalents at the beginning of the period	65,207	53,274
Cash and cash equivalents at the end of the period	$24,902	$21,032

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2008.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2007 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2008 through March 29, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements of Ply Gem Holdings, Inc. at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore the financial results of certain fiscal quarters will not be exactly comparable to the prior and subsequent fiscal quarters.

The accompanying financial statements include the consolidated results of operations and cash flows for the Company for the three month periods ended March 29, 2008 and March 31, 2007, and consolidated financial position for the Company as of March 29, 2008 and December 31, 2007.

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

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. At March 29, 2008 and December 31, 2007, approximately $11.2 million and $10.9 million of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”).  Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $3.7 million and $3.7 million higher at March 29, 2008 and December 31, 2007, respectively.  All other inventories were valued under the FIFO method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Income taxes

We account for deferred income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet.  Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  During 2005, the Company established reserves relating to net operating losses acquired in the August 27, 2004 acquisition by the Company of all of the outstanding shares of capital stock of MWM Holding, Inc. (“MWM Holding”), in accordance with the Stock Purchase Agreement entered into among Ply Gem Industries, MWM Holding, and the selling stockholders, dated as of July 23, 2004 (the “MW Acquisition”) and transactions costs associated with the Ply Gem and MW Acquisitions.  If the benefits for which a reserve has been provided are subsequently recognized, they will reduce goodwill resulting from the application of the purchase method of accounting for these transactions.  Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, Inc., Ply Gem Industries, Inc. (“Ply Gem Industries”) and its subsidiaries.  The existing tax sharing agreement between Ply Gem Holdings and Ply Gem Investment Holdings, Inc., under which tax liabilities for each respective party are computed on a stand-alone basis, was amended during 2006 to include Ply Gem Prime Holdings, Inc.  U.S. subsidiaries file unitary, combined and separate state income tax returns.  CWD Windows and Doors, Inc. (“CWD”) files separate Canadian income tax returns.  The Company’s first quarter 2008 tax benefit includes approximately $0.7 million tax benefit to correct for recent legislative changes in Canada that impact the future settlement of deferred taxes.

Related Party Transactions

The Company has entered into two advisory agreements with an affiliate of Caxton-Iseman Capital, LLC (the “Caxton-Iseman Party”), which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”.  Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.1 million and $0.4 million for the three month periods ended March 29, 2008 and March 31, 2007, respectively.

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

For the three month periods ending March 29, 2008 and March 31, 2007, the Company recorded a loss from foreign currency transactions of approximately $0.6 million and a gain from foreign currency transactions of approximately $0.2 million, respectively.  As of March 29, 2008, and December 31, 2007 accumulated other comprehensive income included a currency translation adjustment of approximately $7.7 million and $8.9 million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of our siding, fencing and railing segment was approximately $13.0 million and $6.4 million at March 29, 2008 and December 31, 2007, respectively.  This customer accounted for approximately 11.3% of net sales for the three month period ended March 29, 2008 and approximately 10.2% of net sales for the year ended December 31, 2007.

Fair Value Measurement

In the first quarter of 2008, the Company adopted SFAS 157 “Fair Value Measurements” for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

SFAS 157 discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:
•	Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.
•
Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

•	Level 3: Observable inputs that reflect the reporting entity’s own assumptions.

As of March 29, 2008, the Company did not have any financial assets or liabilities that are affected by the adoption of this standard.

In accordance with Financial Accounting Standards Board Staff Position No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009.  Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test.  Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.  As permitted under the deferral for non-financial assets and liabilities, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Fair Value of Financial Instruments

The carrying value of the Company’s 9% senior subordinated notes due 2012 (the “senior subordinated notes”) was approximately $360.2 million and $360.2 million at March 29, 2008 and December 31, 2007, respectively.  The fair value of the Company’s senior subordinated notes at March 29, 2008 and December 31, 2007 was estimated to be approximately $261.0 million and $279.0 million, respectively, based on available market information. The carrying value of the Company’s other financial instruments approximates their fair value.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of each pension and postretirement benefit plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity.  SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 were effective for our December 31, 2007 financial statements.  Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  For our financial statements as of December 31, 2008 we will change our September 30 measurement date for our plans’ assets and obligations to comply with this requirement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008, however the Company did not elect the option to report any of the selected financial assets and liabilities at fair value.

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

2.  PURCHASE ACCOUNTING

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

The purchase price was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price.

(in thousands)
Other current assets, net of cash	$10,845
Inventories	11,244
Property, plant and equipment	19,452
Trademarks	1,200
Customer relationships	1,800
Goodwill	15,916
Other assets	1,398
Current liabilities	(11,883)
Other liabilities	(13,514)
Purchase price, net of cash acquired	$36,458

Based on appraisals received for the purchased intangible assets, approximately $1.2 million was assigned to trademarks with weighted average lives of 9 years, approximately $1.8 million was assigned to customer relationships with weighted average lives of 11 years, and approximately $0.8 million was assigned to internally developed software with weighted average lives of 3 years.  We have estimated the fair value of our assets and liabilities and the lives of those assets being amortized or depreciated, as of the acquisition date, utilizing preliminary information obtained from a third-party valuation specialist.  Management is continuing to assess the asset valuations, warranties, and certain other liabilities assumed in the transaction and tax-related assets and liabilities.  Approximately $15.9 million of goodwill was assigned to the windows and doors segment as a result of the Pacific Windows Acquisition.  None of the goodwill is expected to be deductible for tax purposes.

Goodwill decreased by approximately $1.6 million from December 31, 2007 to March 29, 2008.  A decrease of approximately $0.2 million was due a change in the allocation of the Pacific Windows purchase price and a decrease of approximately $1.4 million was due to currency translation changes.

3.  INTANGIBLE ASSETS

The table that follows presents the components of intangible assets as of March 29, 2008 and December 31, 2007:

	Average
	Amortization
	Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
		(Amounts in thousands)
As of March 29, 2008
Patents	14	$12,770	$(3,826)	$8,944
Trademarks/Tradenames	15	85,644	(11,152)	74,492
Customer relationships	13	158,158	(34,553)	123,605
Other		1,520	(217)	1,303
Total intangible assets		$258,092	$(49,748)	$208,344

As of December 31, 2007
Patents	14	$12,770	$(3,591)	$9,179
Trademarks/Tradenames	15	85,644	(9,679)	$75,965
Customer relationships	13	158,158	(31,452)	$126,706
Other		1,520	(113)	$1,407
Total intangible assets		$258,092	$(44,835)	$213,257

Amortization expense for the three month periods ended March 29, 2008 and March 31, 2007 was approximately $4.9 million and $4.6 million, respectively.  Amortization expense for the remainder of 2008 and for fiscal years 2009, 2010, 2011, and 2012 is estimated to be approximately $14.7 million, $19.6 million, $19.5 million, $19.1 million, and $19.1 million, respectively.

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

	Three Months Ended
	March 29, 2008	March 31, 2007
	(Amounts in thousands)

Net loss	$(21,842)	$(10,864)
Foreign currency translation adjustment	(1,173)	536

Comprehensive loss	$(23,015)	$(10,328)

5.   LIQUIDITY

As of March 29, 2008, the Company has $24.9 million of cash and cash equivalents and $55.5 million of availability under its revolving credit facility.  As of March 29, 2008, the Company had approximately $1,053.0 million of indebtedness outstanding.

The credit facilities and the indenture for the senior subordinated notes impose certain restrictions on Ply Gem Industries, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.  The terms of the credit facilities and the senior subordinated notes also significantly restrict the ability of Ply Gem Industries to pay dividends and otherwise distribute assets to Ply Gem Holdings.  In addition, the credit facilities require Ply Gem Industries to comply with certain financial ratios.  The credit facility includes a financial covenant that does not allow our maximum leverage ratio of Adjusted EBITDA (adjusted for certain items as allowed by the credit facility) to Net Debt (as defined in the credit facility) to exceed 6.75 to 1.00 for the period April 5, 2007 through December 31, 2008.  The maximum leverage ratio will decrease to 6.25 to 1:00 for the period January 1, 2009 and thereafter.  Our leverage ratio as of March 29, 2008 was 5.98 to 1.00.

In April 2008, the Company revised its 2008 forecast in response to market wide increases in raw material prices and fuel costs, as well as continued declines in both the residential new construction and repair/remodeling markets.  Under the revised forecast, the Company currently expects to report significantly lower Adjusted EBITDA as defined in our senior term loan credit agreement.  As a result of the expected decline in the Company’s  Adjusted EBITDA, the Company does not expect to comply with the leverage Ratio required for the fiscal quarters in 2008 following the first fiscal quarter.

The failure to comply with this covenant would cause an event of default under the credit facilities which would allow the lenders to terminate their commitments under the credit facilities, and also, subject to certain cure periods, allow the lenders or the agent bank to accelerate the repayment of amounts outstanding under the credit facilities.  Also, if the lenders were to accelerate indebtedness under the credit facilities, and such payment were not made, it would cause an event of default to occur under the Company’s senior subordinated notes, which would allow the holders of the senior subordinated notes to accelerate the maturity of those instruments.  As of March 29, 2008 the Company had $1.053 billion outstanding under the credit facility and its senior subordinated notes.  Although the debt under these instruments is currently classified as noncurrent, it will be reclassified as a current liability upon the occurrence of an event of default condition (i.e., the violation of the covenant).  The Company does not have sufficient funds to repay the debt upon on acceleration of maturity.  Since we will be unable to repay our debt obligations, we expect our lenders to take actions to secure their position as creditors and to mitigate their potential risks.  As discussed below, these conditions will adversely impact the Company’s liquidity.  To provide relief for the expected default, management expects to pursue an amendment of its existing credit facilities, obtain an additional equity infusion or some combination of these measures.  However, there can be no assurance that the Company will be able to obtain an amendment to its existing credit facilities or raise additional equity.  Our expectation of a default creates doubt about the Company's ability to continue as a going concern.  Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result from these uncertainties.

If lenders were to terminate their commitment under the revolving credit facility, our inability to draw on or issue letters of credit under this facility would affect our working capital, would impact our ability to make capital improvements and may also impact our ability to acquire inventory and products because vendors may be unwilling to extend credit to us.  If our debt is accelerated to be due currently, the funds generated by operations will not be adequate to finance our ongoing operational cash flow needs, capital expenditures (as described above), debt service obligations, management incentive expenses, fees payable under the General Advisory Agreement with a Caxton-Iseman party, dated February 12, 2004 (the “General Advisory Agreement”), and other contractual obligations for the foreseeable future.

In response to these conditions, the Company has recently announced price increases for certain of its products in an effort to recover a portion of the impacts of the increases in raw material prices.  However, management cannot be sure how our customers will accept such price increases and the amount and timing of the price increases likely will not have significant enough impact on Adjusted EBITDA to prevent a default in the covenant.  As such, the Company has entered into discussions with the agent bank under its senior credit facility in order to seek an amendment to the Leverage Ratio financial covenant contained in the credit agreement.  The Company can make no assurances that an amendment to the financial covenant in our credit agreement will be obtained.

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

6.  LONG-TERM DEBT

The conditions described in Note 5 may impact our borrowing capacity and terms of our debt agreements in the following discussion.

Long-term debt in the accompanying consolidated balance sheets at March 29, 2008 and December 31, 2007 consists of the following:
	March 29, 2008	December 31, 2007
	(Amounts in thousands)

Senior term loan facility	$677,860	$677,910
Senior revolving credit facility	15,000	-
Senior subordinated notes	360,174	360,186
	1,053,034	1,038,096
Less current maturities	23,488	6,873
	$1,029,546	$1,031,223

The Company’s senior credit facilities with a syndicate of financial institutions and institutional lenders provide for senior secured financing of up to approximately $762.1 million, originally consisting of approximately $687.1 million of term loan facilities maturing in August 2011 and a $75.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009. The term loan facility was drawn in full and has two tranches, originally consisting of: 1) an approximate $662.3 million tranche under which Ply Gem Industries, is the borrower (the “U.S. Borrower”), and 2) an approximate $24.8 million tranche under which our Canadian subsidiary, CWD, is the borrower (the “Canadian Borrower").  As of March 29, 2008 the balances of the two tranches were approximately $657.3 million and $20.5 million, respectively.

Under the terms of the credit agreement, the Company will be permitted to use its excess cash flow and/or a portion of its revolving credit facility to repurchase up to $40.0 million aggregate principal amount of the Company’s senior subordinated notes.  Subject to market conditions, its capital needs and other factors, the Company may from time to time purchase up to $40.0 million aggregate principal amount of its senior subordinated notes in market transactions, privately negotiated sales or other transactions.  As of March 29, 2008 the Company has not purchased any of its senior subordinated Notes.

As of March 29, 2008, the Company had $55.5 million of availability under our revolving credit facility, due to the $15.0 million borrowed under the revolver and approximately $4.5 million of letters of credit issued under the facility.

The interest rates applicable to loans under our senior credit facilities are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the senior credit facility agreement.  Our rate at March 29, 2008 ranged from 5.9% to 7.6%.

Our senior credit facilities require scheduled quarterly principal payments on the term loan facilities of approximately $1.7 million through March 31, 2011, and a payment of approximately $655.7 million on August 15, 2011, allocated pro rata between the U.S. term loan and the Canadian term loan.

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

The Company does not currently expect to comply with this financial covenant for each of the remaining quarters in 2008 based upon revised financial forecasts for the year.  Failure to meet this covenant will result in a default condition, at which time the Company’s debt will be currently due and payable, and the Company would thereby reclassify all of its debt to a current classification.

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004 (the “Ply Gem Acquisition”) Ply Gem Industries issued $225.0 million aggregate principal amount of our senior subordinated notes  which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August of 2004 in connection with the acquisition of MW Acquisition, Ply Gem Industries issued an additional $135.0 million of senior subordinated notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding, Inc. and its subsidiaries.

Ply Gem Holdings is a holding company and has no operations.  Under the terms of the indenture governing the senior subordinated notes, there are restrictions on the ability of Ply Gem Industries to dividend or distribute cash or property to Ply Gem Holdings.

The table that follows is a summary of maturities of all of the Company’s long-term debt obligations due in each twelve month period after March 29, 2008:  (Amounts in thousands)

Twelve month period ending:
April 4, 2009	$23,488
April 3, 2010	6,832
April 2, 2011	6,832
March 31, 2012	1,015,882
March 30, 2013 and thereafter	-
$1,053,034

As of March 29, 2008, the Company had $55.5 million of availability under our revolving credit facility.  Approximately $4.5 million of letters of credit have been issued under our senior credit facility.  Further, approximately $3.2 million of letters of credit have been issued apart from the senior credit facility to secure certain environmental obligations.

7.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:
	For the three months ended March 29, 2008	For the three months ended March 31, 2007
	(Amounts in thousands)

Service cost	$48	$79
Interest cost	506	490
Expected return on plan assets	(550)	(504)
Net periodic expense	$4	$65

8.  COMMITMENTS AND CONTINGENCIES

In connection with the Ply Gem Acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem Acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications then the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the Purchase Agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $8.0 million. The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries.  As of March 29, 2008 and December 31, 2007, the Company has recorded liabilities in relation to these indemnifications of approximately $8.0 million and $8.2 million, respectively, consisting of the following:
	(Amounts in thousands)
	March 29, 2008	December 31, 2007
Product claim liabilities	$3,780	$3,780
Multiemployer pension plan withdrawal liability	3,634	3,681
Other	604	721
	$8,018	$8,182

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold and country in which the product is sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale, which is recorded in Accrued expenses and Other long-term liabilities.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of March 29, 2008, warranty liabilities of approximately $10.8 million have been recorded in current liabilities and approximately $38.0 million have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:
	For the three months ended March 29, 2008	For the three months ended March 31, 2007
	(Amounts in thousands)
Balance, beginning of period	$49,899	$36,947
Warranty expense provided during period	977	232
Settlements made during period	(2,023)	(388)
Balance, end of period	$48,853	$36,791

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

9.  ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at March 29, 2008 and December 31, 2007:

	March 29, 2008	December 31, 2007
	(Amounts in thousands)
Insurance	$6,371	$6,566
Employee compensation and benefits	10,840	19,722
Sales and marketing	15,943	20,384
Product warranty	10,826	11,453
Short-term product claim liability	2,321	2,321
Accrued freight	1,727	753
Interest	17,058	12,426
Accrued severance	174	1,931
Accrued taxes	(13,592)	5,844
Other, net	9,823	12,016
	$61,491	$93,416

The accrued severance amount in the above table as of December 31, 2007 was a result of the Denison restructuring (Note 10).  During 2008 cash severance payments were made for approximately $1.7 million and the accrual balance for Denison severance is approximately $0.2 million as of March 29, 2008.

Other long-term liabilities consist of the following at March 29, 2008 and December 31, 2007:

	March 29, 2008	December 31, 2007
	(Amounts in thousands)
Insurance	$4,759	$4,757
Pension liabilities	3,146	4,056
Multiemployer pension withdrawal liability	3,634	3,681
Product warranty	38,027	38,446
Long-term lease liabilities	25	38
Long-term product claim liability	1,459	1,459
Long-term deferred compensation	4,930	4,810
Liabilities for tax uncertainties	8,235	7,193
Other	1,413	2,704
	$65,628	$67,144

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

	Accrued as of	Cash payments	Expensed	Accrued as of
	December 31, 2007	During 2008	During 2008	March 29, 2008
	(Amounts In thousands)
Severance costs	$1,931	$(1,757)	$-	$174
Contract terminations	-	(162)	162	-

Total restructuring costs are expected to be approximately $6.0 million.
•
The Company expects to incur approximately $2.1 million in severance costs during the restructuring period and has paid approximately $1.7 million during the first quarter of 2008 and approximately $0.2 million during 2007.  As of March 29, 2008 the Company has an accrual balance of approximately $0.2 million for severance costs.

•
The Company expects to incur approximately $0.4 million of contract termination costs during the restructuring period and has incurred and expensed approximately $0.2 million during the first quarter of 2008.  As of March 29, 2008 the Company has not accrued for any contract termination costs.

•
The Company expects to incur approximately $3.5 million of other costs, primarily related to equipment removal and relocation during 2008, and has incurred and expensed approximately $1.6 million during the first quarter of 2008.  As of March 29, 2008 the Company has not accrued for any other restructuring costs.

All costs were recorded in SG&A expense in the Siding, Fencing and Railing segment.

 11.  STOCK-BASED COMPENSATION

Stock Option Plan

A summary of changes in stock options outstanding as of March 29, 2008 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2008	248,594	$38.12	7.95
Granted	-	-	-
Forfeited or expired	8,400	$10.00	-
Balance at March 29, 2008	240,194	$39.11	7.49

As of March 29, 2008, no options have vested.  At March 29, 2008, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.65 years.

Other Share-Based Compensation

Upon completion of each of the Ply Gem Acquisition, MW Acquisition and Alenco Acquisition, certain members of management made a cash contribution to Ply Gem Prime Holdings, Inc. in exchange for shares of Ply Gem Prime Holdings, Inc.’s common stock.   During 2007 shares were issued to certain members of management in exchange for cash.

A summary of the changes in common stock shares as of March 29, 2008 is presented below.

Common Stock Shares Owned by Management
Balance at January 1, 2008	675,758
Shares issued	-
Shares repurchased	(12,690)
Balance at March 29, 2008	663,068

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

The Company has two reportable segments: 1) siding, fencing, and railing, and 2) windows and doors.

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

Following is a summary of the Company’s segment information.  (Amounts in thousands)

	Three months ended
	March 29, 2008	March 31, 2007
Net Sales
Siding, Fencing, and Railing	$147,060	$169,514
Windows and Doors	109,313	115,760
	$256,373	$285,274
Operating earnings (loss)
Siding, Fencing, and Railing	$(4,186)	$(455)
Windows and Doors	(7,605)	7,531
Unallocated	(2,493)	(1,917)
	$(14,284)	$5,159

	As of	As of
	March 29, 2008	December 31, 2007
Total Assets
Siding, Fencing, and Railing	$829,323	$826,480
Windows and Doors	700,327	717,740
Unallocated	53,155	81,387
	$1,582,805	$1,625,607

13.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The senior subordinated notes are issued by our direct subsidiary, Ply Gem Industries and are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and certain of the Company’s 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of March 29, 2008 and for the three month periods ended March 29, 2008 and March 31, 2007.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 29, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$236,696	$19,677	$-	$256,373
Costs and Expenses:
Cost of products sold	-	-	210,676	13,590	-	224,266
Selling, general and
administrative expense	-	2,493	35,034	3,950	-	41,477
Intercompany administrative
charges	-	(2,368)	2,368	-	-	-
Amortization of intangible assets	-	-	4,914	-	-	4,914
Total Costs and Expenses	-	125	252,992	17,540	-	270,657
Operating earnings (loss)	-	(125)	(16,296)	2,137	-	(14,284)
Foreign currency gain (loss)	-	-	-	(551)	-	(551)
Intercompany interest	-	22,158	(22,158)	-	-	-
Interest expense	-	(22,689)	16	(401)	-	(23,074)
Interest income	-	161	3	39	-	203
Income (loss) before equity in
subsidiaries' income	-	(495)	(38,435)	1,224	-	(37,706)
Equity in subsidiaries' income	(21,842)	(21,555)	-	-	43,397	-
Income (loss) before income tax
provision (benefit)	(21,842)	(22,050)	(38,435)	1,224	43,397	(37,706)
Provision (benefit) for income taxes	-	(208)	(16,060)	404	-	(15,864)
Net income (loss)	$(21,842)	$(21,842)	$(22,375)	$820	$43,397	$(21,842)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(1,173)	-	(1,173)
Total comprehensive income (loss)	$(21,842)	$(21,842)	$(22,375)	$(353)	$43,397	$(23,015)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended March 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)

Net Sales	$-	$-	$269,192	$16,082	$-	$285,274
Costs and Expenses:
Cost of products sold	-	-	226,762	11,322	-	238,084
Selling, general and
administrative expense	-	1,917	32,243	3,237	-	37,397
Intercompany administrative
charges	-	(2,692)	2,692	-	-	-
Amortization of intangible assets	-	-	4,634	-	-	4,634
Total Costs and Expenses	-	(775)	266,331	14,559	-	280,115
Operating earnings	-	775	2,861	1,523	-	5,159
Foreign currency gain	-	-	-	216	-	216
Intercompany interest	-	23,701	(23,602)	(99)	-	-
Interest expense	-	(24,745)	(1)	(520)	-	(25,266)
Interest income	-	295	259	23	-	577
Income (loss) before equity in
subsidiaries' income	-	26	(20,483)	1,143	-	(19,314)
Equity in subsidiaries' income	(10,864)	(10,880)	-	-	21,744	-
Income (loss) before income tax
provision (benefit)	(10,864)	(10,854)	(20,483)	1,143	21,744	(19,314)
Provision (benefit) for income taxes	-	10	(8,837)	377	-	(8,450)
Net income (loss)	$(10,864)	$(10,864)	$(11,646)	$766	$21,744	$(10,864)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	536	-	536
Total comprehensive income (loss)	$(10,864)	$(10,864)	$(11,646)	$1,302	$21,744	$(10,328)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 29, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$14,444	$7,621	$2,837	$-	$24,902
Accounts receivable, net	-	-	123,454	11,198	-	134,652
Inventories:
Raw materials	-	-	53,675	4,325	-	58,000
Work in process	-	-	20,948	981	-	21,929
Finished goods	-	-	36,738	2,735	-	39,473
Total inventory	-	-	111,361	8,041	-	119,402
Prepaid expenses and other
current assets	-	3,627	15,668	360	-	19,655
Deferred income taxes	-	-	11,780	-	-	11,780
Total current assets	-	18,071	269,884	22,436	-	310,391
Investments in subsidiaries	216,405	138,090	-	-	(354,495)	-
Property and Equipment, at cost:
Land	-	-	3,840	171	-	4,011
Buildings and improvements	-	106	37,020	939	-	38,065
Machinery and equipment	-	149	238,055	5,985	-	244,189
	-	255	278,915	7,095	-	286,265
Less accumulated depreciation	-	(136)	(92,086)	(2,454)	-	(94,676)
Total property and equipment, net	-	119	186,829	4,641	-	191,589
Other Assets:
Intangible assets, net	-	-	208,344	-	-	208,344
Goodwill	-	-	789,389	44,879	-	834,268
Intercompany note receivable	-	1,088,999	-	-	(1,088,999)	-
Other	-	36,012	2,201	-	-	38,213
Total other assets	-	1,125,011	999,934	44,879	(1,088,999)	1,080,825
	$216,405	$1,281,291	$1,456,647	$71,956	$(1,443,494)	$1,582,805

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$23,279	$-	$209	$-	$23,488
Accounts payable	-	520	90,928	4,186	-	95,634
Accrued expenses and taxes	-	20,297	38,512	2,682	-	61,491
Total current liabilities	-	44,096	129,440	7,077	-	180,613
Deferred income taxes	-	-	86,306	4,307	-	90,613
Intercompany note payable	-	-	1,088,999	-	(1,088,999)	-
Other long term liabilities	-	11,548	52,951	1,129	-	65,628
Long-term debt, less current
maturities	-	1,009,242	-	20,304	-	1,029,546
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	180,543	180,543	87,686	5,637	(273,866)	180,543
Retained earnings	27,400	27,400	11,265	25,762	(64,427)	27,400
Accumulated other
comprehensive income (loss)	8,462	8,462	-	7,740	(16,202)	8,462
	$216,405	$1,281,291	$1,456,647	$71,956	$(1,443,494)	$1,582,805

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$40,647	$18,376	$6,184	$-	$65,207
Accounts receivable, net	-	-	100,221	11,432	-	111,653
Inventories:
Raw materials	-	-	55,506	4,497	-	60,003
Work in process	-	-	21,987	1,084	-	23,071
Finished goods	-	-	42,296	2,912	-	45,208
Total inventory	-	-	119,789	8,493	-	128,282
Prepaid expenses and other
current assets	-	3,451	12,622	389	-	16,462
Deferred income taxes	-	-	12,797	-	-	12,797
Total current assets	-	44,098	263,805	26,498	-	334,401
Investments in subsidiaries	239,544	115,861	-	-	(355,405)	-
Property and Equipment, at cost:
Land	-	-	3,840	177	-	4,017
Buildings and improvements	-	106	36,865	956	-	37,927
Machinery and equipment	-	49	234,750	6,122	-	240,921
	-	155	275,455	7,255	-	282,865
Less accumulated depreciation	-	(126)	(81,417)	(2,326)	-	(83,869)
Total property and equipment, net	-	29	194,038	4,929	-	198,996
Other Assets:
Intangible assets, net	-	-	213,257	-	-	213,257
Goodwill	-	-	789,575	46,245	-	835,820
Intercompany note receivable	-	1,088,999	-	-	(1,088,999)	-
Other	-	37,932	5,201	-	-	43,133
Total other assets	-	1,126,931	1,008,033	46,245	(1,088,999)	1,092,210
	$239,544	$1,286,919	$1,465,876	$77,672	$(1,444,404)	$1,625,607

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$6,623	$-	$250	$-	$6,873
Accounts payable	-	547	90,317	5,392	-	96,256
Accrued expenses and taxes	-	17,787	68,787	6,842	-	93,416
Total current liabilities	-	24,957	159,104	12,484	-	196,545
Deferred income taxes	-	-	86,866	4,285	-	91,151
Intercompany note payable	-	-	1,088,999	-	(1,088,999)	-
Other long term liabilities	-	11,508	54,473	1,163	-	67,144
Long-term debt, less current
maturities	-	1,010,910	-	20,313	-	1,031,223
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	180,667	180,667	26,812	5,572	(213,051)	180,667
Retained earnings	49,242	49,242	49,622	24,942	(123,806)	49,242
Accumulated other
comprehensive income (loss)	9,635	9,635	-	8,913	(18,548)	9,635
	$239,544	$1,286,919	$1,465,876	$77,672	$(1,444,404)	$1,625,607

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 29, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income (loss)	$(21,842)	$(21,842)	$(22,375)	$820	$43,397	$(21,842)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	10	15,816	200	-	16,026
Non-cash interest expense, net	-	1,745	-	-	-	1,745
Loss on foreign currency transactions	-	-	-	551	-	551
Loss on sale of assets	-	-	323	-	-	323
Deferred income taxes	-	-	316	145	-	461
Equity in subsidiaries' net income	21,842	21,555	-	-	(43,397)	-
Changes in operating Assets and
liabilities:
Accounts receivable, net	-	-	(24,965)	(103)	-	(25,068)
Inventories	-	-	6,280	197	-	6,477
Prepaid expenses and other
current assets	-	(175)	(3,214)	15	-	(3,374)
Accounts payable	-	(27)	2,100	(1,028)	-	1,045
Accrued expenses and taxes	-	2,713	(31,270)	(3,801)	-	(32,358)
Other	-	(1)	9	13	-	21
Net cash provided by (used in)
operating activities	-	3,978	(56,980)	(2,991)	-	(55,993)
Cash flows from investing
activities:
Capital expenditures	-	(100)	(4,525)	(56)	-	(4,681)
Proceeds from sale of assets	-	5,810	-	-	-	5,810
Acquisitions, net of cash acquired	-	(15)	-	-	-	(15)
Net cash provided by (used in)
investing activities	-	5,695	(4,525)	(56)	-	1,114
Cash flows from financing
activities:
Proceeds from revolver borrowings	-	15,000	-	-	-	15,000
Proceeds from intercompany						-
investment	-	(50,750)	50,750	-	-	-
Payments on long-term debt	-	-	-	(51)	-	(51)
Equity repurchase	-	(126)	-	-	-	(126)
Net cash provided by (used in)
financing activities	-	(35,876)	50,750	(51)	-	14,823
Impact of exchange rate movement
on cash	-	-	-	(249)	-	(249)
Net decrease in cash
and cash equivalents	-	(26,203)	(10,755)	(3,347)	-	(40,305)
Cash and cash equivalents at the
beginning of the period	-	40,647	18,376	6,184	-	65,207
Cash and cash equivalents at the end
of the period	$-	$14,444	$7,621	$2,837	$-	$24,902

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Eliminations	Consolidated
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(10,864)	$(10,864)	$(11,646)	$766	$21,744	$(10,864)
Adjustments to reconcile net
income to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	10	13,075	153	-	13,238
Non-cash interest expense, net	-	1,706	-	-	-	1,706
Gain on foreign currency transactions	-	-	-	(216)	-	(216)
Loss on sale of asset	-	-	16	-	-	16
Deferred income taxes	-	-	(3,363)	79	-	(3,284)
Equity in subsidiaries' net income	10,864	10,880	-	-	(21,744)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(4,233)	274	-	(3,959)
Inventories	-	-	(12,982)	(842)	-	(13,824)
Prepaid expenses and other
current assets	-	(3,895)	11,066	125	-	7,296
Accounts payable	-	-	1,186	442	-	1,628
Accrued expenses and taxes	-	(10,771)	(25,414)	(621)	-	(36,806)
Other	-	-	321	(40)	-	281
Net cash provided by (used in)
operating activities	-	(12,934)	(31,974)	120	-	(44,788)
Cash flows from investing activities:
Capital expenditures	-	-	(3,366)	(297)	-	(3,663)
Proceeds from sale of assets	-	-	7	-	-	7
Acquisitions, net of cash acquired	-	(185)	-	-	-	(185)
Net cash used in investing
activities	-	(185)	(3,359)	(297)	-	(3,841)
Cash flows from financing activities:
Proceeds from revolver borrowings	-	20,000	-	-	-	20,000
Proceeds from intercompany
investment, net	-	(31,327)	31,327	-	-	-
Payments on long-term debt	-	(1,405)	-	(63)	-	(1,468)
Equity repurchase	-	(2,175)	-	-	-	(2,175)
Net cash provided by (used in)
financing activities	-	(14,907)	31,327	(63)	-	16,357
Impact of exchange rate movement
on cash	-	-	-	30	-	30
Net increase (decrease) in cash
and cash equivalents	-	(28,026)	(4,006)	(210)	-	(32,242)
Cash and cash equivalents at the
beginning of the period	-	36,532	13,419	3,323	-	53,274
Cash and cash equivalents at the end
of the period	$-	$8,506	$9,413	$3,113	$-	$21,032

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

Overview

We are a leading manufacturer of residential exterior building products in North America.  We offer a comprehensive product line of vinyl siding and skirting, vinyl windows and doors, aluminum windows, and vinyl and composite fencing and railing that serves both the home repair and remodeling and new home construction sectors in all 50 states and Western Canada.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products.   We have two reportable segments: (i) siding, fencing and railing, and (ii) windows and doors.

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

In April 2008, the Company revised its 2008 forecast in response to market wide increases in raw material prices and fuel costs, as well as continued declines in both the residential new construction and repair/remodeling markets.  Under the revised forecast, the Company currently expects that it will not comply with its debt covenant requirements for the fiscal quarters in 2008 following the first fiscal quarter.  Upon non-compliance with the debt covenant requirements, our debt would become currently due and payable.  For further details and discussion of an event of default and the related impact on the Company’s liquidity, please refer to our discussion in “Liquidity and Capital Resources” below.

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

Comparability.   All periods after the Pacific Windows Acquisition in September 2007 include the results of operations of Pacific Windows.  As a result, the three month period ending March 29, 2008 will not be directly comparable to the three month period ending March 31, 2007.

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

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result than those assumptions used in our judgments, the results could be materially different from our estimates.  Significant judgements and estimates are used in the Company's goodwill and intangible asset impairment tests where different assumptions could produce varying results. Management believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory.  Although we believe the likelihood of a material difference in either of these two areas is very low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at March 29, 2008 would result in a $0.7 million and $0.9 million impact upon SG&A expense and cost of products sold, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

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

Inventories.  Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market.  At March 29, 2008, and December 31, 2007 approximately $11.2 million and $10.9 million of total inventories, respectively, were valued on the last-in, first-out method, or “LIFO.”  Under the first-in, first-out method, or “FIFO,” of accounting, such inventories would have been approximately $3.7 million and $3.7 million higher at March 29, 2008 and December 31, 2007, respectively.  All other inventories were valued under the FIFO method.  We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Asset Impairment.  In accordance with SFAS No. 144, if a triggering event occurs, we would evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and purchased intangible assets subject to amortization, based on expectations of non-discounted future cash flows for each asset group having a material amount of long-lived assets.  If circumstances indicate a potential impairment, and if the sum of the expected non-discounted future cash flow is less than the carrying amount of all assets including SFAS No. 144 long-lived assets, we would recognize an impairment loss.  A drop in projected cash flows due to price increases for raw materials and market wide declines in the housing industry was determined to be a triggering event for an impairment test during the first quarter of 2008.  The test results did not indicate that an impairment existed at March 29, 2008.

    Goodwill Impairment.  In accordance with SFAS No. 142, we perform an annual test for goodwill impairment.  We assess goodwill for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the company estimates the fair value of reporting units considering such factors as discounted cash flows and EBITDA valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows could indicate a potential impairment.  A drop in projected cash flows due to price increases for raw materials and market wide declines in the housing industry was determined to be a triggering event for an impairment test during the first quarter of 2008.  The test results did not indicate that an impairment existed at March 29, 2008.

Insurance Liabilities.  We record insurance liabilities and related expenses for health, workers’ compensation, product and general liability losses and other insurance expenses in accordance with either the contractual terms of their policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company relies on historical trends when determining the appropriate health insurance reserves to record in our consolidated balance sheets. The Company relies heavily on the advice and calculations of a third-party actuarial consultant (AON Global Risk Consulting) when determining the appropriate insurance reserves to record in our consolidated balance sheets for a substantial portion of our workers’ compensation and general and product liability losses.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies.

Income Taxes.   We account for deferred income taxes using the liability method in accordance with SFAS No. 109 “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet.  Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, (FIN 48), “Accounting for Uncertainties in Income Taxes”, an interpretation of SFAS No. 109.  FIN 48 interprets and clarifies SFAS No. 109 regarding the required accounting of and establishes specific disclosures for uncertain tax positions taken or expected to be taken within an entity’s income tax returns and recognized in an entity’s financial statements.  FIN 48 prescribes the minimum financial statement recognition threshold for tax benefits generated by deductions, non-filing of tax returns or other tax positions taken or expected to be taken in an entity’s tax returns. The amount recorded in our financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns.  Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  We have executed a tax sharing agreement with Ply Gem Holdings, Inc. and Ply Gem Investment Holdings, Inc. pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  Our U.S. subsidiaries file unitary, combined and separate state income tax returns.  CWD files separate Canadian income tax returns.

Purchase accounting.  Business acquisitions are accounted for using the purchase method of accounting. The cost of the acquired company is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill.

Results of Operations

The following table summarizes net sales and operating earnings by segment and is derived from the accompanying condensed consolidated statements of operations included in this report.
(Amounts in thousands)
	Three months ended
	March 29,	March 31,
	2008	2007

Net Sales
Siding, Fencing and Railing	$147,060	$169,514
Windows and Doors	109,313	115,760
Operating earnings (loss)
Siding, Fencing and Railing	(4,186)	(455)
Windows and Doors	(7,605)	7,531
Unallocated	(2,493)	(1,917)
Foreign currency gain (loss)
Windows and Doors	(551)	216
Interest expense, net
Siding, Fencing and Railing	16	(26)
Windows and Doors	(359)	265
Unallocated	(22,528)	(24,928)
Income tax expense (benefit)
Unallocated	(15,864)	(8,450)

Net loss	$(21,842)	$(10,864)

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

Siding, Fencing and Railing Segment

	For the three months ended
(dollars in thousands)	March 29, 2008		March 31, 2007
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	147,060	100%	169,514	100%
Cost of products sold	130,538	88.8%	147,585	87.1%
Gross Profit	16,522	11.2%	21,929	12.9%
SG&A expense	18,571	12.6%	19,852	11.7%
Amortization of intangible assets	2,137	1.5%	2,532	1.5%
Operating earnings (loss)	(4,186)	-2.8%	(455)	-0.3%

Net Sales

Net sales for the three months ended March 29, 2008 decreased compared to the same period in 2007 by approximately $22.5 million, or 13%.  The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector of the market and overall softness in repair and remodeling expenditures which negatively impacted demand for our products. According to the National Association of Home Builders (“NAHB”), first quarter 2008 single family housing starts are estimated to show a decline of approximately 43.8% from actual levels achieved in the first quarter of 2007.  The new construction sector of the market is expected to continue to be negatively impacted during the balance of 2008 according to the NAHB’s March 24, 2008 forecast.  Additionally, according to the NAHB’s March 2008 forecast, single family housing starts are expected to decline in 2008 by 33.7% as compared to their full year estimate for 2007.

Cost of Products Sold

Cost of products sold for the three months ended March 29, 2008 decreased over the same period in 2007 by approximately $17.0 million, or 12%.  The decrease in cost of products sold was primarily due to lower sales as discussed above, but was partially offset by higher PVC resin cost, which is our largest raw material component.  The increase in PVC resin cost was partially offset by cost savings that the Company is realizing from its acquisition of AHE that were not yet fully realized during the three months ended March 31, 2007.  Additionally, in light of current market conditions for building products, the Company has adjusted the size of its workforce and reduced its fixed overhead structure, including reductions in certain fixed expenses related to the vinyl siding plant in Atlanta, GA, which ceased production in April of 2007.  In addition, the Company closed its Denison TX plant in February of 2008.  The Company expects to save approximately $5.0 million and $10.0 million from the closure of the Atlanta, GA and the Denison, TX facilities, respectively.

Selling, general and administrative expense

SG&A expense for the three months ended March 29, 2008 decreased by approximately $1.3 million, or 7%, from the same period in 2007. The decrease in SG&A expenses was primarily due to lower marketing costs and other fixed expenses that have been reduced in light of current market conditions for building products.

Windows and Doors Segment

	For the three months ended
(dollars in thousands)	March 29, 2008		March 31, 2007
	(unaudited)		(unaudited)
Statement of operations data:
Net Sales	109,313	100%	115,760	100%
Cost of products sold	93,728	85.7%	90,499	78.2%
Gross Profit	15,585	14.3%	25,261	21.8%
SG&A expense	20,413	18.7%	15,628	13.5%
Amortization of intangible assets	2,777	2.5%	2,102	1.8%
Operating earnings (loss)	(7,605)	-7.0%	7,531	6.5%
Currency transaction gain/(loss)	(551)	-0.5%	216	0.2%

Net Sales

Net sales for the three months ended March 29, 2008 decreased compared to the same period in 2007 by approximately $6.4 million, or 6%. The decrease was due to lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as discussed above and demand for our repair and remodeling windows which declined due to a slowdown in the remodeling and replacement activity across the U.S.  The decrease in sales was partially offset by the sales from Pacific Windows which was acquired in September 2007 and increased sales in our Canadian window business.

Cost of Products Sold

Cost of products sold for the three months ended March 29, 2008 increased by approximately $3.2 million, or 4%, over the same period in 2007.  The increase in costs of products sold was attributable to Pacific Windows, which was acquired in the fourth quarter of 2007, but was partially offset by a decrease in cost of products sold driven by the lower level of sales. Cost of products sold as a percentage of net sales increased for the three months ended March 29, 2008 as compared over the same period in 2007 due to Pacific Windows which currently caries a lower gross profit margin than the Company’s other window and door products as a result of higher fixed cost in relationship to the level of sales contributed from the three Pacific Window plants.  In addition, cost of products sold in our Canadian window business increased as a result of increased sales.

Selling, general and administrative expense

SG&A expense for the three months ended March 29, 2008 increased by approximately $4.8 million, or 31%, over the same period in 2007, primarily due to the addition of Pacific Windows.

Amortization of intangible assets

Amortization expense for the three months ended March 29, 2008 increased by $0.7 million primarily due to the acquisition of Pacific Windows.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the three months ended
(dollars in thousands)	March 29, 2008	March 31, 2007
	(unaudited)	(unaudited)
Statement of operations data:
Operating earnings (loss)	(2,493)	(1,917)
Interest expense	(23,074)	(25,266)
Investment income	203	577
Income tax provision (benefit)	(15,864)	(8,450)

Operating earnings (loss)    Unallocated operating loss for the three months ended March 29, 2008 increased by approximately $0.6 million over the same period in 2007.  The increase was driven by higher professional fees, partially due to the addition of a corporate marketing department.

Interest expense    Interest expense for the three months ended March 29, 2008 decreased by approximately $2.2 million over the same period in 2007 due to lower interest rates.

Income taxes    The income tax provision for the three months ended March 29, 2008 increased by approximately $7.4 million over the same period in 2007, primarily as a result of the larger pre-tax loss for the 2008 period versus the 2007 period.  The benefit for the first quarter of 2008 included approximately $0.7 million of adjustments to correct for recent legislative changes in Canada that impact the future settlement of deferred taxes.  Excluding these adjustments, our effective tax rate for the quarter was 40.28%, which is consistent with our expectations for the full fiscal year.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our credit facilities.

Net cash used in operating activities for the first three months of 2008 and 2007 was approximately $56.0 million and $44.8 million, respectively.  The increase in net cash used in operating activities for the 2008 period compared to the 2007 period was primarily driven by a higher net loss.

Net cash provided by (used in) investing activities for the first three months of 2008 and 2007 was approximately $1.1 million and ($3.7) million, respectively.  Net cash provided by investing activities for the 2008 period consisted of approximately $5.8 million from the sale of assets, partially offset by capital expenditures of approximately $4.7 million.  Net cash used for capital expenditures was approximately $3.7 million for the 2007 period.

Net cash provided by financing activities for the first three months of 2008 and 2007 was approximately $14.8 million and $16.4 million, respectively.

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our credit facilities.  As of March 29, 2008, we had approximately $1,053.0 million of indebtedness and $55.5 million of availability under the revolving credit facility.  The Company’s senior credit facilities with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to $762.1 million, consisting of $687.1 million of term loan facilities maturing in August 2011 and a $75.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009.  The term loan facility was drawn in full in and has two tranches, originally consisting of: 1) a $662.3 million tranche under which Ply Gem Industries is the borrower, and 2) a $24.8 million tranche under which our Canadian subsidiary, CWD, is the borrower.  As of March 29, 2008 the balances of the two tranches were approximately $657.3 million and $20.5 million, respectively.

The borrowings under the revolving portion of the credit facilities will be available until its maturity or until a default condition occurs to fund our working capital requirements, capital expenditures and other general corporate needs.  The revolving portion of the credit facilities matures in February 2009 and has no scheduled amortization or commitment reductions.  The term loan portion of the credit facilities matures in August 2011 and has quarterly scheduled amortizations of approximately $1.7 million and a final payment of $655.7 million on the maturity date.  However, as discussed below, our liquidity may be adversely affected if we are unable to maintain compliance with the restrictive debt covenants during 2008 since such an event would cause our debt to be in default.

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

Under the terms of our credit facilities, we are permitted to use the excess cash flow and/or a portion of the revolving credit portion of the credit facilities to repurchase up to $40.0 million aggregate principal amount of the senior subordinated notes.  Subject to market conditions, our capital needs and other factors, we may from time to time purchase up to $40.0 million aggregate principal amount of the 9% senior subordinated notes in market transactions, privately negotiated sales or other transactions.  As of March 29, 2008, we had not purchased any of our senior subordinated notes.

The credit facilities and the indenture for the senior subordinated notes impose certain restrictions on Ply Gem Industries, including restrictions on its ability to incur indebtedness, pay dividends, make investments, grant liens, sell assets and engage in certain other activities.  The terms of the credit facilities and the senior subordinated notes also significantly restrict the ability of Ply Gem Industries to pay dividends and otherwise distribute assets to Ply Gem Holdings.  In addition, the credit facilities require Ply Gem Industries to comply with certain financial ratios.  The credit facility includes a financial covenant that does not allow our maximum leverage ratio of Adjusted EBITDA (adjusted for certain items as allowed by the credit facility) to Net Debt (as defined in the credit facility) to exceed 6.75 to 1.00 for the period April 5, 2007 through December 31, 2008.  The maximum leverage ratio will decrease to 6.25 to 1:00 for the period January 1, 2009 and thereafter.  Our leverage ratio as of March 29, 2008 was 5.98 to 1.00.

In April 2008, the Company revised its 2008 forecast in response to market wide increases in raw material prices and fuel costs, as well as continued declines in both the residential new construction and repair/remodeling markets.  Under the revised forecast, the Company currently expects to report significantly lower Adjusted EBITDA as defined in our senior term loan credit agreement.  As a result of the expected decline in the Company’s Adjusted EBITDA, the Company does not expect to comply with the Leverage Ratio required for the fiscal quarters in 2008 following the first fiscal quarter.

The failure to comply with this covenant would cause an event of default under the credit facilities which would allow the lenders to terminate their commitments under the credit facilities, and also, subject to certain cure periods, allow the lenders or the agent bank to accelerate the repayment of amounts outstanding under the credit facilities.  Also, if the lenders were to accelerate indebtedness under the credit facilities, and such payment were not made, it would cause an event of default to occur under the Company’s Senior Subordinated Notes, which would allow the holders of the Senior Subordinated Notes to accelerate the maturity of those instruments.  As of March 29, 2008 the Company had $1.053 billion outstanding under the credit facility and its Senior Subordinated Notes.  Although the debt under these instruments is currently classified as noncurrent, it will be reclassified as a current liability upon the occurrence of an event of default condition (i.e., the violation of the covenant).  The Company does not have sufficient funds to repay the debt upon on acceleration of maturity.  Since we will be unable to repay our debt obligations, we expect our lenders to take actions to secure their position as creditors and to mitigate their potential risks.  As discussed below, these conditions will adversely impact the Company’s liquidity.  To provide relief for the expected default, management expects to pursue an amendment of its existing credit facilities, obtain an additional equity infusion or some combination of these measures.  However, there can be no assurance that the Company will be able to obtain an amendment to its existing credit facilities or raise additional equity.  Our expectation of a default creates doubt about the Company's ability to continue as a going concern.  Our financial statements do not include any adjustments relating to the recoverability and classification of assets carrying amounts or the amount of and classification of liabilities that may result from these uncertainties.

If lenders were to terminate their commitment under the revolving credit facility, our inability to draw on or issue letters of credit under this facility would affect our working capital, would impact our ability to make capital improvements and may also impact our ability to acquire inventory and products because vendors may be unwilling to extend credit to us.  If our debt is accelerated to be due currently, the funds generated by operations will not be adequate to finance our ongoing operational cash flow needs, capital expenditures (as described above), debt service obligations, management incentive expenses, fees payable under the General Advisory Agreement with a Caxton-Iseman party, dated February 12, 2004 (the “General Advisory Agreement”), and other contractual obligations for the foreseeable future.

In response to these conditions, the Company has recently announced price increases for certain of its products in an effort to recover a portion of the impacts of the increases in raw material prices.  However, management cannot be sure how our customers will accept such price increases and the amount and timing of the price increases likely will not have significant enough impact on Adjusted EBITDA to prevent a default in the covenant.  As such, the Company has entered into discussions with the agent bank under its senior credit facility in order to seek an amendment to the Leverage Ratio financial covenant contained in the credit agreement.  The Company can make no assurances that an amendment to the financial covenant in our credit agreement will be obtained.

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

Because of the inherent seasonality in our business and the resulting working capital requirements, our liquidity position within a given year will fluctuate.  The seasonal effect that creates greatest capital needs is experienced during the first six months of the year and we anticipate the need to borrow funds under the revolving portion of our Credit Facility to support this requirement.  If we are unsuccessful in negotiating an amendment to our senior credit facility and were to default on our senior credit facility, the funds generated by operations may not be adequate to finance our ongoing operational cash flow needs, capital expenditures (as described above), debt service obligations, management incentive expenses, fees payable under the General Advisory Agreement with a Caxton-Iseman party, dated February 12, 2004 (the “General Advisory Agreement”), and other contractual obligations for the foreseeable future.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in the Company’s 10K Report,  the Company has a potential obligation related to certain tax issues of approximately $7.2 million.  The timing of the potential tax payments is unknown.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of each pension and postretirement benefit plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity.  SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 were effective for our December 31, 2007 financial statements.  Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  For our financial statements as of December 31, 2008 we will change our September 30 measurement date for our plans’ assets and obligations to comply with this requirement.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for our fiscal year beginning January 1, 2008, however the Company did not elect the option to report any of the selected financial assets and liabilities at fair value.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report are set forth in our 2007 Annual Report on Form 10-K.  We undertake no obligation to update the forward-looking statements in this filing.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal interest rate exposure relates to the term loans outstanding under our new senior credit facilities.  We have approximately $677.9 million of term loans outstanding, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate on the term loans would change our interest expense by approximately $1.7 million per year.  We also have a revolving credit facility which provides for borrowings of up to $75.0 million, which will also bear interest at variable rates in the same manner as the term loan facilities.  Assuming the revolving credit facility is fully drawn, each quarter point increase or decrease in the applicable interest rate would change our interest expense by approximately $0.2 million per year.  In the future we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three month period ended March 29, 2008, the net impact of foreign currency changes to the Company’s results of operations was a loss of $0.6 million.  The impact of foreign currency changes related to translation resulted in an decrease in stockholders’ equity of approximately $1.2 million for the three months ended March 29, 2008.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  For the three months ended March 29, 2008, we did not have any outstanding foreign currency hedging contracts.

Item 4.     CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 29, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting during the three-month period ended March 29, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A.     RISK FACTORS

Downturns in the home repair and remodeling and new home construction sectors or the economy could lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence, unemployment, and the availability of consumer credit.  Current market forecasts indicate that single family housing starts for the new construction market and home repair and remodeling expenditures will decline in 2008 as compared to the levels for 2007.  If these market forecasts are correct, our net sales and net income may be adversely affected.

Increases in key raw material and fuel costs could cause our cost of products sold to increase and net income to decrease.

Our cost of products sold may be significantly impacted by market prices for our primary raw materials which are PVC resin and aluminum.  Current market forecasts indicate that market prices for these raw materials will increase in 2008 as compared to market levels in 2007.  In addition, increases in fuel cost can negatively impact our cost to deliver our products to our customers and thus increase our cost of products sold.  Fuel costs are currently forecasted to increase over levels in 2007.  If these market forecasts are correct, and we are unable to increase the selling price of our products to our customers, net income may be adversely affected.

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

PLY GEM HOLDINGS, INC (Registrant)

Date: May 9, 2008	By:	/s/ Gary E. Robinette
Name: Gary E. Robinette
Title: President and Chief Executive Officer

Date: May 9, 2008	By:	/s/ Shawn K. Poe
Name: Shawn K. Poe
Title: Vice President, Chief Financial Officer
Treasurer and Secretary