Form 10-Q
period 2008-08-05
PLY GEM HOLDINGS INC
filed 2008-08-11
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
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

5020 Weston Parkway, Suite 400
Cary, North Carolina 27513

Registrant's telephone number, including area code: 919-677-3900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No ☒*

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                         Accelerated filer  ☐
 Non-accelerated filer  ☒                                                        Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 11, 2008, there were 100 shares of common stock, $0.01 par value, outstanding.

* The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. The filing is required, however, pursuant to the terms of the indentures governing Ply Gem Industries, Inc.’s 9% senior subordinated notes due 2012 and 11.75% senior secured notes due 2013.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 28, 2008

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations –
	Three months ended June 28, 2008 and June 30, 2007	2

	Condensed Consolidated Statements of Operations –
	Six months ended June 28, 2008 and June 30, 2007	3

	Condensed Consolidated Balance Sheets –
	June 28, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Cash Flows –
	Six months ended June 28, 2008 and June 30, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	41

Item 6.	Exhibits	41

Signatures		43

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	June 28,	June 30,
	2008	2007
	(Amounts in thousands)

Net sales	$341,280	$390,695
Costs and expenses:
Cost of products sold	271,093	292,896
Selling, general and administrative expense	44,402	41,897
Amortization of intangible assets	4,912	4,302
Total costs and expenses	320,407	339,095
Operating earnings	20,873	51,600
Foreign currency gain	56	1,992
Interest expense	(51,065)	(25,823)
Interest income	107	245
Income (loss) before provision (benefit) for income taxes	(30,029)	28,014
Provision (benefit) for income taxes	(10,536)	10,744
Net income (loss)	$(19,493)	$17,270

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended
	June 28,	June 30,
	2008	2007
	(Amounts in thousands)

Net sales	$597,653	$675,969
Costs and expenses:
Cost of products sold	495,359	530,980
Selling, general and administrative expense	85,879	79,294
Amortization of intangible assets	9,826	8,936
Total costs and expenses	591,064	619,210
Operating earnings	6,589	56,759
Foreign currency gain (loss)	(495)	2,208
Interest expense	(74,139)	(51,089)
Interest income	310	822
Income (loss) before provision (benefit) for income taxes	(67,735)	8,700
Provision (benefit) for income taxes	(26,400)	2,294
Net income (loss)	$(41,335)	$6,406

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 28,	December 31,
	2008	2007
	(Amounts in thousands, except
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$61,480	$65,207
Accounts receivable, less allowances of $7,152 and $7,320, respectively	176,362	111,653
Inventories:
Raw materials	54,300	60,003
Work in process	32,969	23,071
Finished goods	37,355	45,208
Total inventory	124,624	128,282
Prepaid expenses and other current assets	21,016	16,462
Deferred income taxes	12,773	12,797
Total current assets	396,255	334,401
Property and Equipment, at cost:
Land	3,738	4,017
Buildings and improvements	33,953	37,927
Machinery and equipment	244,064	240,921
Total property and equipment	281,755	282,865
Less accumulated depreciation	(100,724)	(83,869)
Total property and equipment, net	181,031	198,996
Other Assets:
Intangible assets, less accumulated amortization of $54,661 and $45,081,
respectively	203,431	213,257
Goodwill	835,967	835,820
Other	46,949	43,133
Total other assets	1,086,347	1,092,210
	$1,663,633	$1,625,607

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$6,873
Accounts payable	127,286	96,256
Accrued expenses and taxes	87,601	93,416
Total current liabilities	214,887	196,545
Deferred income taxes	62,973	91,151
Other long term liabilities	65,197	67,144
Long-term debt, less current maturities	1,093,729	1,031,223

Commitments and contingencies

Stockholder's Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	209,884	180,667
Retained earnings	7,907	49,242
Accumulated other comprehensive income	9,056	9,635
Total stockholder's equity	226,847	239,544
	$1,663,633	$1,625,607

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 28,	June 30,
	2008	2007
	(Amounts in thousands)

Net cash used in operating activities	$(65,108)	$(13,428)

Cash flows from investing activities:
Capital expenditures	(7,039)	(7,201)
Proceeds from sale of assets	8,803	15
Other	(127)	(223)
Net cash provided by (used in) investing activities	1,637	(7,409)
Cash flows from financing activities:
Proceeds from long-term debt	693,504	-
Proceeds from revolver borrowings	80,000	30,000
Payments on long-term debt	(677,910)	(3,187)
Payments on revolver borrowings	(40,000)	(10,000)
Debt issuance costs	(24,843)	(2,100)
Equity contributions	30,000	-
Equity repurchases	(793)	(3,175)
Net cash provided by financing activities	59,958	11,538
Impact of exchange rate movements on cash	(214)	290
Net decrease in cash and cash equivalents	(3,727)	(9,009)
Cash and cash equivalents at the beginning of the period	65,207	53,274
Cash and cash equivalents at the end of the period	$61,480	$44,265

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2008.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2007 Annual Report on Form 10-K.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2008 through June 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements of Ply Gem Holdings, Inc. at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.

The accompanying financial statements include the consolidated results of operations and cash flows for the Company for the three month and six month periods ended June 28, 2008 and June 30, 2007, and the consolidated financial position for the Company as of June 28, 2008 and December 31, 2007.

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

Reclassifications

Certain amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year, with no effect on net income (loss) or retained earnings.

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

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. At June 28, 2008 and December 31, 2007, approximately $11.5 million and $10.9 million of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”).  Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $3.7 million higher at both June 28, 2008 and December 31, 2007.  All other inventories were valued under the FIFO method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold.

Income taxes

We account for deferred income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet.  Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, Inc., Ply Gem Industries, Inc. (“Ply Gem Industries”) and its subsidiaries.  The existing tax sharing agreement between Ply Gem Holdings and Ply Gem Investment Holdings, Inc., under which tax liabilities for each respective party are computed on a stand-alone basis, was amended during 2006 to include Ply Gem Prime Holdings, Inc.  U.S. subsidiaries file unitary, combined and separate state income tax returns.  CWD Windows and Doors, Inc. (“CWD”) files separate Canadian income tax returns.  For the six months ended June 28, 2008, the Company’s tax benefit includes approximately $0.7 million tax benefit to correct for recent legislative changes in Canada that impact the future settlement of deferred taxes.

Related Party Transactions

The Company has entered into two advisory agreements with an affiliate of CI Capital Partners LLC, formerly known as Caxton-Iseman Capital, LLC (the “Caxton-Iseman Party”), which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”.  Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.7 million and $1.3 million for the three month periods ended June 28, 2008 and June 30, 2007, respectively, and approximately $0.8 million and $1.7 million for the six month periods ended June 28, 2008 and June 30, 2007, respectively.

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

For the three month periods ended June 28, 2008 and June 30, 2007, the Company recorded a gain from foreign currency transactions of approximately $0.1 million and $2.0 million, respectively.  For the six month periods ending June 28, 2008 and June 30, 2007, the Company recorded a loss from foreign currency transactions of approximately $0.5 million and a gain from foreign currency transactions of approximately $2.2 million, respectively.  As of June 28, 2008, and December 31, 2007 accumulated other comprehensive income included a currency translation adjustment of approximately $8.3 million and $8.9 million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of our siding, fencing and railing segment was approximately $14.4 million and $6.4 million at June 28, 2008 and December 31, 2007, respectively.  This customer accounted for approximately 10.2% of net sales for the six month period ended June 28, 2008 and approximately 10.2% of net sales for the year ended December 31, 2007.

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

As of June 28, 2008, the Company did not have any financial assets or liabilities that are affected by the adoption of this standard.

In accordance with Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, the Company will delay application of SFAS 157 for non-financial assets and non-financial liabilities, until January 1, 2009.  Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test.  Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.  As permitted under the deferral for non-financial assets and liabilities, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

Fair Value of Financial Instruments

The carrying value of the Company’s 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) was approximately $360.2 million and $360.2 million at June 28, 2008 and December 31, 2007, respectively.  The fair value of the Company’s senior subordinated notes at June 28, 2008 and December 31, 2007 was estimated to be approximately $208.8 million and $279.0 million, respectively, based on available market information.

The carrying value of the Company’s 11.75% senior secured notes due 2013 was approximately $693.6 million at June 28, 2008 and the fair value of the notes at June 28, 2008 was estimated to be approximately $630.0 million, based on available market information.

The carrying value of the Company’s other financial instruments approximates their fair value.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of each pension and postretirement benefit plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity.  SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 were effective for our December 31, 2007 financial statements.  Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of its year-end balance sheet.  For our financial statements as of December 31, 2008, we will change our September 30 measurement date for our plans’ assets and obligations to comply with this requirement. The Company is currently evaluating the impact of the measurement date change.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning January 1, 2008, however the Company did not elect the option to report any of the selected financial assets and liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date be measured at their fair values as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”. Any acquisition related costs are to be expensed. The impact to the Company from the adoption of SFAS 141(R) in 2009 will depend on acquisitions at the time. The provisions of SFAS No. 141(R) are effective for the Company’s fiscal year beginning January 1, 2009, and are to be applied prospectively.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Management is currently evaluating the impact, if any, this new standard may have on our balance sheet, results of operations, or cash flows.

2.  PURCHASE ACCOUNTING

Pacific Windows Acquisition

On September 30, 2007, Ply Gem completed its acquisition of CertainTeed Corporation’s vinyl window and patio door business through a stock acquisition.  On the acquisition date, the Company changed the name of the acquired business to Ply Gem Pacific Windows Corporation (“Pacific Windows”). The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Pacific Windows based upon fair values as of the purchase date.  The acquired vinyl window business is a leading manufacturer of premium vinyl windows and patio doors and produces windows for the residential new construction and remodeling markets. The acquisition provides the Company with a physical window manufacturing presence on the west coast.

The purchase price was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price.

(in thousands)
Other current assets, net of cash	$10,828
Inventories	11,038
Property, plant and equipment	19,269
Trademarks	1,200
Customer relationships	1,800
Goodwill	17,134
Other assets	1,398
Current liabilities	(12,571)
Other liabilities	(13,514)
Purchase price, net of cash acquired	$36,582

Goodwill increased by approximately $0.1 million from December 31, 2007 to June 28, 2008.  An increase of approximately $1.0 million was due to a change in the allocation of the Pacific Windows purchase price related to accrued warranties and a decrease of approximately $0.9 million was due to currency translation changes.

3.  INTANGIBLE ASSETS

The table that follows presents the components of intangible assets as of June 28, 2008 and December 31, 2007:

	Average Amortization Period (in Years)	Cost	Accumulated Amortization	Net Carrying Value
		(Amounts in thousands)
As of June 28, 2008
Patents	14	$12,770	$(4,066)	$8,704
Trademarks/Tradenames	15	85,644	(12,629)	73,015
Customer relationships	13	158,158	(37,651)	120,507
Other		1,520	(315)	1,205
Total intangible assets		$258,092	$(54,661)	$203,431

As of December 31, 2007
Patents	14	$12,770	$(3,591)	$9,179
Trademarks/Tradenames	15	85,644	(9,679)	75,965
Customer relationships	13	158,158	(31,452)	126,706
Other		1,520	(113)	1,407
Total intangible assets		$258,092	$(44,835)	$213,257

Amortization expense for the six months ended June 28, 2008 and June 30, 2007 was approximately $9.8 million and $8.9 million, respectively.  Amortization expense for the remainder of 2008 and for fiscal years 2009, 2010, 2011, and 2012 is estimated to be approximately $9.8 million, $19.6 million, $19.5 million, $19.1 million, and $19.1 million, respectively.

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

	Three Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(Amounts in thousands)

Net income (loss)	$(19,493)	$17,270	$(41,335)	$6,406
Foreign currency translation adjustment	594	2,760	(579)	3,296

Comprehensive income (loss)	$(18,899)	$20,030	$(41,914)	$9,702

5.  LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at June 28, 2008 and December 31, 2007 consists of the following:
	June 28, 2008	December 31, 2007
	(Amounts in thousands)

Senior term loan facility	$-	$677,910
Asset based lending revolving facility	40,000	-
Senior subordinated notes due 2012 net of unamortized premium of $163 and $186	360,163	360,186
Senior secured notes due 2013 net of unamortized discount of $6,434	693,566	-
	1,093,729	1,038,096
Less current maturities	-	6,873
	$1,093,729	$1,031,223

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of senior secured subordinated notes (the “Senior Secured Notes”) at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under our existing senior secured credit facility of approximately $691.2 million.  The Senior Secured Notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum.  Interest will be paid semi-annually on June 15 and December 15 of each year commencing on December 15, 2008.

Prior to April 1, 2011, Ply Gem Industries may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 111.75% of the aggregate principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, provided that at least 65% of the original aggregate principal amount of the Senior Secured Notes remains outstanding after the redemption.  In addition, not more than once during any twelve-month period, Ply Gem Industries may redeem up to $70.0 million of the Senior Secured Notes at a redemption price equal to 103% of the aggregate amount of the Senior Secured Notes, plus accrued and unpaid interest, if any.  At any time on or after April 1, 2011, Ply Gem Industries may redeem the Senior Secured Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the Senior Secured Notes, plus, in each case, accrued and unpaid interest, if any, to the redemption date.

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The Senior Secured Indenture contains certain covenants that will limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets.

The Senior Secured Notes and the related guarantees are secured on a first-priority lien basis by substantially all of the assets (other than the assets securing our obligations under our senior secured asset-based revolving credit facility, or ABL Facility, which consist primarily of accounts receivable and inventory) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the ABL Facility.

ABL Facility

Concurrently with the Senior Secured Notes offering, Ply Gem Industries, the Company and the subsidiaries of Ply Gem Industries entered into a new senior secured asset-based revolving credit facility (the “ABL Facility”).  The ABL Facility provides for revolving credit financing of up to $135.0 million, subject to borrowing base availability, with a maturity of five years including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and United States dollars by CWD.  However, the ABL Facility will mature on October 15, 2011 if Ply Gem Industries’ 9% senior subordinated notes due 2012 are not refinanced by such date.  In addition, the ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  Until the administrative agent and collateral agent under the ABL Facility have completed a collateral audit which is scheduled to be completed in August 2008, availability under the ABL Facility is limited to $75.0 million.  $40.0 million was outstanding under the ABL Facility at June 28, 2008.

As of June 28, 2008, Ply Gem Industries had $31.1 million of availability under the ABL Facility, due to the $40.0 million borrowed under the ABL Facility and approximately $3.9 million of letters of credit issued under the ABL Facility. Further, approximately $3.2 million of letters of credit have been issued apart from the ABL facility to secure certain environmental obligations and this amount does not reduce our availability under the ABL Facility.

The interest rates applicable to loans under our ABL Facility are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  Our rate at June 28, 2008 was approximately 5.4%.

All obligations under the ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Ply Gem Industries and the Guarantors, including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing and a second-priority security interest in, and mortgages on, substantially all of Ply Gem Industries’ material owned real property and equipment and all assets that secure the Senior Secured Notes on a first-priority basis.

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its 9.0% Senior Subordinated Notes due 2012, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August of 2004 in connection with the MW acquisition, Ply Gem Industries issued an additional $135.0 million of Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding and its subsidiaries.

Senior Term Loan Facility

The Company’s senior facilities with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to approximately $762.1 million, originally consisting of approximately $687.1 million of term loan facilities maturing in August 2011 and a $75.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009.  On May 23, 2008, the Company entered into an amendment of the fifth amended and restated credit agreement which consisted of changes to certain debt covenant ratios.  The amendment also increased the interest rate on the term loan and extended the maturity of the revolving credit facility from February 12, 2009 to August 12, 2010.  On May 23, 2008, Ply Gem received from CI Capital Partners LLC a $30.0 million cash equity contribution as a condition to the credit facility amendment.

As a result of the debt amendment that occurred on May 23, 2008 and the issuance of Senior Secured Notes on June 9, 2008, the Company evaluated its financing costs and expensed approximately $27.6 million of fees in the three and six month periods ended June 28, 2008 which has been recorded within interest expense on the Condensed Consolidated Statement of Operations.  The Company deferred costs of approximately $24.8 million as of June 28, 2008 which have been recorded within other assets in the Condensed Consolidated Balance Sheets at June 28, 2008. For the three and six month periods ended June 30, 2007, the Company expensed deferred financing costs of approximately $1.1 million which has been recorded within interest expense.

The following table summarizes the Company’s long-term debt maturities due in each twelve month period after June 28, 2008:  (Amounts in thousands)

Twelve month period ending:
July 4, 2009	$-
July 3, 2010	-
July 2, 2011	-
June 30, 2012	360,163
June 29, 2013 and thereafter	733,566
$1,093,729

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:
	For the six months ended June 28, 2008	For the six months ended June 30, 2007
	(Amounts in thousands)

Service cost	$97	$157
Interest cost	1,011	981
Expected return on plan assets	(1,101)	(1,009)
Net periodic expense	$7	$129

7.  COMMITMENTS AND CONTINGENCIES

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $8.0 million and $8.2 million at June 28, 2008 and December 31, 2007, respectively.  The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries.  As of June 28, 2008 and December 31, 2007, the Company has recorded liabilities in relation to these indemnifications of approximately $8.0 million and $8.2 million, respectively, consisting of the following:
	(Amounts in thousands)
	June 28, 2008	December 31, 2007
Product claim liabilities	$3,775	$3,780
Multiemployer pension plan withdrawal liability	3,587	3,681
Other	603	721
	$7,965	$8,182

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale, which is recorded in accrued expenses and other long-term liabilities.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of June 28, 2008, warranty liabilities of approximately $11.1 million have been recorded in current liabilities and approximately $37.7 million have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:
	For the six months ended June 28, 2008	For the six months ended June 30, 2007
	(Amounts in thousands)
Balance, beginning of period	$49,899	$36,947
Warranty expense provided during period	2,667	3,411
Settlements made during period	(4,417)	(3,324)
Liability incurred with Pacific Windows acquisition	644	-
Balance, end of period	$48,793	$37,034

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  It is not possible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, and therefore no such estimate has been made.

8.  ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at June 28, 2008 and December 31, 2007:

	June 28, 2008	December 31, 2007
	(Amounts in thousands)
Insurance	$6,829	$6,566
Employee compensation and benefits	12,323	19,722
Sales and marketing	21,651	20,384
Product warranty	11,053	11,453
Short-term product claim liability	2,321	2,321
Accrued freight	2,576	753
Interest	17,115	12,426
Accrued severance	94	1,931
Accrued taxes	3,130	5,844
Other, net	10,509	12,016
	$87,601	$93,416

The accrued severance amount in the above table as of December 31, 2007 was a result of the Denison restructuring (Note 9).

During 2008, cash severance payments were made for approximately $1.8 million and the accrual balance for Denison severance is approximately $0.1 million as of June 28, 2008.

Other long-term liabilities consist of the following at June 28, 2008 and December 31, 2007:

	June 28, 2008	December 31, 2007
	(Amounts in thousands)
Insurance	$4,567	$4,757
Pension liabilities	3,022	4,056
Multiemployer pension withdrawal liability	3,587	3,681
Product warranty	37,740	38,446
Long-term lease liabilities	25	38
Long-term product claim liability	1,454	1,459
Long-term deferred compensation	5,050	4,810
Liabilities for tax uncertainties	7,316	7,193
Other	2,436	2,704
	$65,197	$67,144

9.   RESTRUCTURING

In October 2007, the Company commenced its plan to close the Denison, Texas facility in 2008.  The Company began to shift production to other facilities within the Company during November 2007, and production ceased at the Denison facility during February 2008.  The following table summarizes the restructuring activity for the six months ended June 28, 2008:

	Accrued as of December 31, 2007	Cash payments During 2008	Expensed During 2008	Accrued as of June 28, 2008
	(Amounts In thousands)
Severance costs	$1,931	$(1,837)	$-	$94
Contract terminations	-	-	67	67
Equipment removal and other	-	(4,408)	4,408	-
	$1,931	$(6,245)	$4,475	$161

For the three months and six months ended June 28, 2008, the Company incurred restructuring costs of approximately $2.7 million and $4.5 million, respectively.  All costs were recorded in selling, general and administrative expense in the Siding, Fencing and Railing segment.

 10.  STOCK-BASED COMPENSATION

Stock Option Plan

A summary of changes in stock options outstanding as of June 28, 2008 is presented below:
	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2008	248,594	$38.12	7.95
Granted	-	-	-
Forfeited or expired	8,400	$10.00	-
Balance at June 28, 2008	240,194	$39.11	7.50

As of June 28, 2008, no options have vested.  At June 28, 2008, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.5 years.

Other Share-Based Compensation

Upon completion of each of the Ply Gem Acquisition, the MW Acquisition and the acquisition of AWC Holding Company and its subsidiaries (collectively, “Alenco”), certain members of management made a cash contribution to Ply Gem Prime Holdings, Inc. in exchange for shares of Ply Gem Prime Holdings, Inc.’s common stock.   During 2007, shares were issued to certain members of management in exchange for cash.

A summary of the changes in common stock shares as of June 28, 2008 is presented below.

Common Stock Shares Owned by Management
Balance at January 1, 2008	675,758
Shares issued	-
Shares repurchased	(31,440)
Balance at June 28, 2008	644,318

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

The operating earnings of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses.  Corporate unallocated income and expenses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include interest, legal costs, corporate payroll, and unallocated finance and accounting expenses. Corporate unallocated assets include deferred financing costs, cash and certain non-operating receivables.

Following is a summary of the Company’s segment information.  (Amounts in thousands)

	Three months ended		Six months ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net Sales
Siding, Fencing, and Railing	$209,250	$246,972	$356,310	$416,486
Windows and Doors	132,030	143,723	241,343	259,483
	$341,280	$390,695	$597,653	$675,969
Operating earnings (loss)
Siding, Fencing, and Railing	$21,971	$37,123	$17,770	$36,708
Windows and Doors	1,235	16,265	(6,321)	23,792
Corporate unallocated	(2,333)	(1,788)	(4,860)	(3,741)
	$20,873	$51,600	$6,589	$56,759

	As of	As of
	June 28, 2008	December 31, 2007
Total Assets
Siding, Fencing, and Railing	$855,547	$826,480
Windows and Doors	715,966	717,740
Corporate unallocated	92,120	81,387
	$1,663,633	$1,625,607

12.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes and Senior Subordinated Notes were both issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of June 28, 2008 and for the three and six month periods ended June 28, 2008 and June 30, 2007.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 28, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$319,358	$21,922	$-	$341,280
Costs and expenses:
Cost of products sold	-	-	256,648	14,445	-	271,093
Selling, general and
administrative expense	-	2,333	37,991	4,078	-	44,402
Intercompany administrative
charges	-	-	3,195	-	(3,195)	-
Amortization of intangible assets	-	-	4,912	-	-	4,912
Total costs and expenses	-	2,333	302,746	18,523	(3,195)	320,407
Operating earnings (loss)	-	(2,333)	16,612	3,399	3,195	20,873
Foreign currency gain	-	-	-	56	-	56
Intercompany interest	-	18,351	(18,233)	(118)	-	-
Interest expense	-	(50,823)	13	(255)	-	(51,065)
Interest income		86	3	18	-	107
Intercompany administrative income	-	3,195	-	-	(3,195)	-
Income (loss) before equity in
subsidiaries' income	-	(31,524)	(1,605)	3,100	-	(30,029)
Equity in subsidiaries' income	(19,493)	970	-	-	18,523	-
Income (loss) before income tax
provision (benefit)	(19,493)	(30,554)	(1,605)	3,100	18,523	(30,029)
Provision (benefit) for income taxes	-	(11,061)	(498)	1,023	-	(10,536)
Net income (loss)	$(19,493)	$(19,493)	$(1,107)	$2,077	$18,523	$(19,493)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	594	-	594
Total comprehensive income (loss)	$(19,493)	$(19,493)	$(1,107)	$2,671	$18,523	$(18,899)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended June 30, 2007
	Guarantor Ply Gem Holdings, Inc.	Issuer Ply Gem Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated

	(Amounts in thousands)

Net sales	$-	$-	$370,127	$20,568	$-	$390,695
Costs and expenses:
Cost of products sold	-	-	279,385	13,511	-	292,896
Selling, general and
administrative expense	-	1,788	36,627	3,482	-	41,897
Intercompany administrative
charges	-	-	3,705	-	(3,705)	-
Amortization of intangible assets	-	-	4,302	-	-	4,302
Total costs and expenses	-	1,788	324,019	16,993	(3,705)	339,095
Operating earnings (loss)	-	(1,788)	46,108	3,575	3,705	51,600
Foreign currency gain	-	-	-	1,992	-	1,992
Intercompany interest	-	22,497	(22,399)	(98)	-	-
Interest expense	-	(25,292)	-	(531)	-	(25,823)
Interest income	-	153	69	23	-	245
Intercompany administrative income	-	3,705	-	-	(3,705)	-
Income (loss) before equity in
subsidiaries' income	-	(725)	23,778	4,961	-	28,014
Equity in subsidiaries' income	17,270	18,268	-	-	(35,538)	-
Income before income tax
provision	17,270	17,543	23,778	4,961	(35,538)	28,014
Provision for income taxes	-	273	8,834	1,637	-	10,744
Net income	$17,270	$17,270	$14,944	$3,324	$(35,538)	$17,270

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	2,760	-	2,760
Total comprehensive income	$17,270	$17,270	$14,944	$6,084	$(35,538)	$20,030

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 28, 2008
	Guarantor Ply Gem Holdings, Inc.	Issuer Ply Gem Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated

	(Amounts in thousands)

Net sales	$-	$-	$556,054	$41,599	$-	$597,653
Costs and expenses:
Cost of products sold	-	-	467,324	28,035	-	495,359
Selling, general and
administrative expense	-	4,860	72,991	8,028	-	85,879
Intercompany administrative
charges	-	-	5,563	-	(5,563)	-
Amortization of intangible assets	-	-	9,826	-	-	9,826
Total costs and expenses	-	4,860	555,704	36,063	(5,563)	591,064
Operating earnings (loss)	-	(4,860)	350	5,536	5,563	6,589
Foreign currency loss	-	-	-	(495)	-	(495)
Intercompany interest	-	40,509	(40,391)	(118)	-	-
Interest expense	-	(73,512)	29	(656)	-	(74,139)
Interest income		247	6	57		310
Intercompany administrative income	-	5,563	-	-	(5,563)	-
Income (loss) before equity in
subsidiaries' income	-	(32,053)	(40,006)	4,324	-	(67,735)
Equity in subsidiaries' income	(41,335)	(21,775)	-	-	63,110	-
Income (loss) before income tax
provision (benefit)	(41,335)	(53,828)	(40,006)	4,324	63,110	(67,735)
Provision (benefit) for income taxes	-	(12,493)	(15,333)	1,426	-	(26,400)
Net income (loss)	$(41,335)	$(41,335)	$(24,673)	$2,898	$63,110	$(41,335)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(579)	-	(579)
Total comprehensive income (loss)	$(41,335)	$(41,335)	$(24,673)	$2,319	$63,110	$(41,914)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the six months ended June 30, 2007
	Guarantor Ply Gem Holdings, Inc.	Issuer Ply Gem Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated

	(Amounts in thousands)

Net sales	$-	$-	$639,319	$36,650	$-	$675,969
Costs and expenses:
Cost of products sold	-	-	506,147	24,833	-	530,980
Selling, general and
administrative expense	-	3,741	68,834	6,719	-	79,294
Intercompany administrative
charges	-	-	6,397	-	(6,397)	-
Amortization of intangible assets	-	-	8,936	-	-	8,936
Total costs and expenses	-	3,741	590,314	31,552	(6,397)	619,210
Operating earnings (loss)	-	(3,741)	49,005	5,098	6,397	56,759
Foreign currency gain	-	-	-	2,208	-	2,208
Intercompany interest	-	46,198	(46,001)	(197)	-	-
Interest expense	-	(50,037)	(1)	(1,051)	-	(51,089)
Interest income	-	448	328	46	-	822
Intercompany administrative income	-	6,397	-	-	(6,397)	-
Income (loss) before equity in
subsidiaries' income	-	(735)	3,331	6,104	-	8,700
Equity in subsidiaries' income	6,406	7,418	-	-	(13,824)	-
Income before income tax
provision	6,406	6,683	3,331	6,104	(13,824)	8,700
Provision for income taxes	-	277	3	2,014	-	2,294
Net income	$6,406	$6,406	$3,328	$4,090	$(13,824)	$6,406

Other comprehensive income :
Foreign currency translation adjustments	-	-	-	3,296	-	3,296
Total comprehensive income	$6,406	$6,406	$3,328	$7,386	$(13,824)	$9,702

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 28, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$46,805	$11,277	$3,398	$-	$61,480
Accounts receivable, net	-	-	164,412	11,950	-	176,362
Inventories:
Raw materials	-	-	49,508	4,792	-	54,300
Work in process	-	-	31,633	1,336	-	32,969
Finished goods	-	-	33,840	3,515	-	37,355
Total inventory	-	-	114,981	9,643	-	124,624
Prepaid expenses and other
current assets	-	3,997	16,441	578	-	21,016
Deferred income taxes	-	-	12,773	-	-	12,773
Total current assets	-	50,802	319,884	25,569	-	396,255
Property and Equipment, at cost:
Land	-	-	3,565	173	-	3,738
Buildings and improvements	-	-	33,004	949	-	33,953
Machinery and equipment	-	1,098	236,611	6,355	-	244,064
Total property and equipment, net	-	1,098	273,180	7,477	-	281,755
Less accumulated depreciation	-	(188)	(97,887)	(2,649)	-	(100,724)
Total property and equipment, net	-	910	175,293	4,828	-	181,031
Other Assets:
Intangible assets, net	-	-	203,431	-	-	203,431
Goodwill	-	-	790,732	45,235	-	835,967
Investments in subsidiaries	226,847	151,951	-	-	(378,798)	-
Intercompany note receivable	-	1,107,260	-	-	(1,107,260)	-
Other	-	43,394	3,555	-	-	46,949
Total other assets	226,847	1,302,605	997,718	45,235	(1,486,058)	1,086,347
	$226,847	$1,354,317	$1,492,895	$75,632	$(1,486,058)	$1,663,633

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$-	$-	$-	$-	$-
Accounts payable	-	2,193	119,062	6,031	-	127,286
Accrued expenses and taxes	-	20,276	63,570	3,755	-	87,601
Total current liabilities	-	22,469	182,632	9,786	-	214,887
Deferred income taxes	-	-	58,556	4,417	-	62,973
Intercompany note payable	-	-	1,088,999	18,261	(1,107,260)	-
Other long term liabilities	-	11,272	52,784	1,141	-	65,197
Long-term debt, less current
maturities	-	1,093,729	-	-	-	1,093,729
Commitments and contingencies
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,884	209,884	84,975	5,853	(300,712)	209,884
Retained earnings	7,907	7,907	24,949	27,840	(60,696)	7,907
Accumulated other
comprehensive income	9,056	9,056	-	8,334	(17,390)	9,056
	$226,847	$1,354,317	$1,492,895	$75,632	$(1,486,058)	$1,663,633

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$40,647	$18,376	$6,184	$-	$65,207
Accounts receivable, net	-	-	100,221	11,432	-	111,653
Inventories:
Raw materials	-	-	55,506	4,497	-	60,003
Work in process	-	-	21,987	1,084	-	23,071
Finished goods	-	-	42,296	2,912	-	45,208
Total inventory	-	-	119,789	8,493	-	128,282
Prepaid expenses and other
current assets	-	3,451	12,622	389	-	16,462
Deferred income taxes	-	-	12,797	-	-	12,797
Total current assets	-	44,098	263,805	26,498	-	334,401
Property and Equipment, at cost:
Land	-	-	3,840	177	-	4,017
Buildings and improvements	-	106	36,865	956	-	37,927
Machinery and equipment	-	49	234,750	6,122	-	240,921
	-	155	275,455	7,255	-	282,865
Less accumulated depreciation	-	(126)	(81,417)	(2,326)	-	(83,869)
Total property and equipment, net	-	29	194,038	4,929	-	198,996
Other Assets:
Intangible assets, net	-	-	213,257	-	-	213,257
Goodwill	-	-	789,575	46,245	-	835,820
Investments in subsidiaries	239,544	115,861	-	-	(355,405)	-
Intercompany note receivable	-	1,088,999	-	-	(1,088,999)	-
Other	-	37,932	5,201	-	-	43,133
Total other assets	239,544	1,242,792	1,008,033	46,245	(1,444,404)	1,092,210
	$239,544	$1,286,919	$1,465,876	$77,672	$(1,444,404)	$1,625,607

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$6,623	$-	$250	$-	$6,873
Accounts payable	-	547	90,317	5,392	-	96,256
Accrued expenses and taxes	-	17,787	68,787	6,842	-	93,416
Total current liabilities	-	24,957	159,104	12,484	-	196,545
Deferred income taxes	-	-	86,866	4,285	-	91,151
Intercompany note payable	-	-	1,088,999	-	(1,088,999)	-
Other long term liabilities	-	11,508	54,473	1,163	-	67,144
Long-term debt, less current
maturities	-	1,010,910	-	20,313	-	1,031,223
Commitments and contingencies
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	180,667	180,667	26,812	5,572	(213,051)	180,667
Retained earnings	49,242	49,242	49,622	24,942	(123,806)	49,242
Accumulated other
comprehensive income (loss)	9,635	9,635	-	8,913	(18,548)	9,635
	$239,544	$1,286,919	$1,465,876	$77,672	$(1,444,404)	$1,625,607

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 28, 2008

	Guarantor Ply Gem Holdings, Inc.	Issuer Ply Gem Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated

	(Amounts in thousands)

Net cash provided by (used in)
operating activities	$-	$3,280	$(68,514)	$126	$-	$(65,108)
Cash flows from investing
activities:
Capital expenditures	-	(556)	(6,087)	(396)	-	(7,039)
Proceeds from sale of assets	-	5,810	2,993	-	-	8,803
Other	-	(127)	-	-	-	(127)
Net cash provided by (used in)
investing activities	-	5,127	(3,094)	(396)	-	1,637
Cash flows from financing
activities:
Proceeds from long-term debt	-	693,504	-	-	-	693,504
Proceeds from revolver borrowings	-	80,000	-	-	-	80,000
Proceeds from intercompany
investment	-	(82,257)	63,996	18,261	-	-
Payments on long-term debt	-	(657,347)	-	(20,563)	-	(677,910)
Payments on revolver borrowings	-	(40,000)	-	-	-	(40,000)
Debt issuance costs	-	(24,843)	-	-	-	(24,843)
Equity contributions	-	30,000	-	-	-	30,000
Equity repurchase	-	(793)	-	-	-	(793)
Net cash provided by (used in)
financing activities	-	(1,736)	63,996	(2,302)	-	59,958
Impact of exchange rate movement
on cash	-	-	-	(214)	-	(214)
Net increase (decrease) in cash
and cash equivalents	-	6,671	(7,612)	(2,786)	-	(3,727)
Cash and cash equivalents at the
beginning of the period	-	40,647	18,376	6,184	-	65,207
Cash and cash equivalents at the end
of the period	$-	$47,318	$10,764	$3,398	$-	$61,480

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2007

	Guarantor Ply Gem Holdings, Inc.	Issuer Ply Gem Industries, Inc.	Guarantor Subsidiaries	Non- Guarantor Subsidiary	Consolidating Adjustments	Consolidated

	(Amounts in thousands)

Net cash provided by (used in)
operating activities	$-	$2,182	$(16,225)	$615	$-	$(13,428)
Cash flows from investing activities:
Capital expenditures	-	-	(6,459)	(742)	-	(7,201)
Proceeds from sale of assets	-	-	15	-	-	15
Other	-	(223)	-	-	-	(223)
Net cash used in investing
activities	-	(223)	(6,444)	(742)	-	(7,409)
Cash flows from financing activities:
Proceeds from long-term debt	-	-	-	-	-	-
Proceeds from revolver borrowings	-	30,000	-	-	-	30,000
Proceeds from intercompany
investment, net	-	(25,853)	25,853	-	-	-
Payments on long-term debt	-	(3,061)	-	(126)	-	(3,187)
Payments on revolver borrowings	-	(10,000)	-	-	-	(10,000)
Debt issuance costs	-	(2,100)	-	-	-	(2,100)
Equity repurchases	-	(3,175)	-	-	-	(3,175)
Net cash provided by (used in)
financing activities	-	(14,189)	25,853	(126)	-	11,538
Impact of exchange rate movement
on cash	-	-	-	290	-	290
Net increase (decrease) in cash
and cash equivalents	-	(12,230)	3,184	37	-	(9,009)
Cash and cash equivalents at the
beginning of the period	-	35,632	14,319	3,323	-	53,274
Cash and cash equivalents at the end
of the period	$-	$23,402	$17,503	$3,360	$-	$44,265

Item 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

Overview

We are a leading manufacturer of residential exterior building products in North America.  We offer a comprehensive product line of vinyl siding and skirting, vinyl windows and doors, aluminum windows, and vinyl and composite fencing and railing that serves both the home repair and remodeling and new home construction sectors in all 50 states and Western Canada.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood and vinyl and aluminum clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products.   We have two reportable segments: (i) siding, fencing and railing, and (ii) windows and doors.

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries’ credit facility place restrictions on its ability to pay dividends and otherwise transfer assets to us.  Further, the terms of the indentures governing Ply Gem Industries' Senior Subordinated Notes and Senior Secured Notes place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

PVC resin and aluminum are major components in the production of our siding, fencing and railing products and changes in PVC resin and aluminum prices have a direct impact on our cost of products sold.  Historically, we have been able to pass on the price increases to our customers.  The results of operations for individual quarters can be negatively impacted by a delay between the time of raw material cost increases and price increases that we implement in our products, or conversely can be positively impacted by a delay between the time of a raw material price decrease and competitive pricing moves that we implement accordingly.

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

Comparability.   All periods after the Pacific Windows Acquisition in September 2007 include the results of operations of Pacific Windows.  As a result, the three and six month periods ended June 28, 2008 will not be directly comparable to the three and six month periods ended June 30, 2007.

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

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result compared to our assumptions and judgments, the results could be materially different from our estimates.  Significant judgments and estimates are used in the Company’s goodwill and intangible asset impairment tests where different assumptions could produce varying results. Management also believes that the two areas where different assumptions could result in materially different reported results are accounts receivable related to estimation of allowances for doubtful accounts and inventories in estimating reserves for obsolete and excess inventory.  Although we believe the likelihood of a material difference in either of these two areas is low based upon our historical experience, a 10% change in our allowance for doubtful accounts and our inventory reserve estimates at June 28, 2008 would result in a $0.7 million and $0.9 million impact upon SG&A expense and cost of products sold, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

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

Inventories.  Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market.  At June 28, 2008, and December 31, 2007 approximately $11.5 million and $10.9 million of total inventories, respectively, were valued on the last-in, first-out method, or “LIFO.”  Under the first-in, first-out method, or “FIFO,” of accounting, such inventories would have been approximately $3.7 million and $3.7 million higher at June 28, 2008 and December 31, 2007, respectively.  All other inventories were valued under the FIFO method.  We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.

The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold.

Asset Impairment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if a triggering event occurs, we would evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and purchased intangible assets subject to amortization, based on expectations of non-discounted future cash flows for each asset group having a material amount of long-lived assets.  If circumstances indicate a potential impairment, and if the sum of the expected non-discounted future cash flow is less than the carrying amount of all assets including SFAS No. 144 long-lived assets, we would recognize an impairment loss.  A drop in projected cash flows due to price increases for raw materials and market wide declines in the housing industry was determined to be a triggering event for an impairment test during the first quarter of 2008.  The test results did not indicate that an impairment existed at March 29, 2008.

Goodwill Impairment.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we perform an annual test for goodwill impairment.  We assess goodwill for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and EBITDA valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows could indicate a potential impairment.  A drop in projected cash flows due to price increases for raw materials and market wide declines in the housing industry was determined to be a triggering event for an impairment test during the first quarter of 2008.  The test results did not indicate that an impairment existed at March 29, 2008.

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

Income Taxes.   We account for deferred income taxes using the liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS No. 109), which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet.  Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (FIN 48), an interpretation of SFAS No. 109.  FIN 48 interprets and clarifies SFAS No. 109 regarding the required accounting of and establishes specific disclosures for uncertain tax positions taken or expected to be taken within an entity’s income tax returns and recognized in an entity’s financial statements.  FIN 48 prescribes the minimum financial statement recognition threshold for tax benefits generated by deductions, non-filing of tax returns or other tax positions taken or expected to be taken in an entity’s tax returns. The amount recorded in our financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns.  Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.

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
(Amounts in thousands)

	Three months ended		Six months ended
	June 28,	June 30,	June 28,	June 30,
	2008	2007	2008	2007

Net Sales
Siding, Fencing and Railing	$209,250	$246,972	$356,310	$416,486
Windows and Doors	132,030	143,723	241,343	259,483
Operating earnings (loss)
Siding, Fencing and Railing	21,971	37,123	17,770	36,708
Windows and Doors	1,235	16,265	(6,321)	23,792
Unallocated	(2,333)	(1,788)	(4,860)	(3,741)
Foreign currency gain (loss)
Windows and Doors	56	1,992	(495)	2,208
Interest expense, net
Siding, Fencing and Railing	13	49	29	75
Windows and Doors	(234)	(488)	(593)	(753)
Unallocated	(50,737)	(25,139)	(73,265)	(49,589)
Income tax expense (benefit)
Unallocated	(10,536)	10,744	(26,400)	2,294

Net income (loss)	$(19,493)	$17,270	$(41,335)	$6,406

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

Siding, Fencing and Railing Segment

	For the three months ended
(dollars in thousands)	June 28, 2008		June 30, 2007
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$209,250	100%	$246,972	100%
Cost of products sold	164,272	78.5%	184,399	74.7%
Gross profit	44,978	21.5%	62,573	25.3%
SG&A expense	20,870	10.0%	23,244	9.4%
Amortization of intangible assets	2,137	1.0%	2,206	0.9%
Operating earnings	$21,971	10.5%	$37,123	15.0%

Net Sales

Net sales for the three months ended June 28, 2008 decreased compared to the same period in 2007 by approximately $37.7 million, or 15%.  The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector of the market and overall softness in repair and remodeling expenditures which negatively impacted demand for our products.  According to the National Association of Home Builders (“NAHB”), second quarter 2008 single family housing starts are estimated to show a decline of approximately 28.1% from actual levels achieved in the second quarter of 2007.  The new construction sector of the market is expected to continue to be negatively impacted during the balance of 2008 according to the NAHB’s July 8, 2008 forecast.  Additionally, according to the NAHB’s July 2008 forecast, single family housing starts are expected to decline in 2008 by 35.4% as compared to their full year 2007 estimate.  The decrease in net sales that resulted from industry wide market demand declines was partially offset by price increases that we implemented in response to increasing raw materials and freight costs as discussed below in cost of products sold.

Cost of Products Sold

Cost of products sold for the three months ended June 28, 2008 decreased compared to the same period in 2007 by approximately $20.1 million, or 11%.  The decrease in cost of products sold was due to lower sales as discussed above, but was partially offset by higher raw material costs, primarily PVC resin and aluminum, as well as higher freight costs driven by higher oil costs.  Gross profit as a percentage of net sales for the three months ended June 28, 2008 decreased from the same period in 2007 from 25.3% to 21.5%. The decrease in gross profit as a percentage of sales was driven by lower unit sales volume and increased raw material and freight costs. We have implemented selling price increases in response to higher raw material costs and freight costs, however, our gross profit as a percentage of sales was negatively impacted by the delay between the time of raw material and freight cost increases and the price increases that we implemented.  Additionally, in light of current market conditions for building products, the Company has adjusted the size of its workforce and reduced its fixed overhead structure, including reductions in certain fixed expenses related to the vinyl siding plants in Atlanta, GA and Denison, TX, which ceased production in April of 2007 and February of 2008, respectively.  The Company expects to save approximately $5.0 million and $10.0 million from the closure of the Atlanta, GA and the Denison, TX facilities, respectively.

Selling, general and administrative expense

SG&A expense for the three months ended June 28, 2008 decreased by approximately $2.4 million, or 10%, from the same period in 2007. The decrease in SG&A expense was primarily due to lower marketing costs and other fixed expenses that have been reduced in light of current market conditions for building products.

	For the six months ended
(dollars in thousands)	June 28, 2008		June 30, 2007
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$356,310	100%	$416,486	100%
Cost of products sold	294,810	82.7%	331,984	79.7%
Gross profit	61,500	17.3%	84,502	20.3%
SG&A expense	39,456	11.1%	43,056	10.3%
Amortization of intangible assets	4,274	1.2%	4,738	1.1%
Operating earnings	$17,770	5.0%	$36,708	8.8%

Net Sales

Net sales for the six months ended June 28, 2008 decreased compared to the same period in 2007 by approximately $60.2 million, or 14%.  The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector of the market and overall softness in repair and remodeling expenditures which negatively impacted demand for our products. According to the NAHB, second quarter 2008 single family housing starts are estimated to show a decline of approximately 28.1% from actual levels achieved in the second quarter of 2007.  The new construction sector of the market is expected to continue to be negatively impacted during the balance of 2008 according to the NAHB’s July 8, 2008 forecast.  Additionally, according to the NAHB’s July 2008 forecast, single family housing starts are expected to decline in 2008 by 35.4% as compared to their full year estimate for 2007.  The decrease in net sales that resulted from industry wide market demand declines was partially offset by price increases that we implemented in response to increasing raw materials and freight costs as discussed below in cost of products sold.

Cost of Products Sold

Cost of products sold for the six months ended June 28, 2008 decreased compared to the same period in 2007 by approximately $37.2 million, or 11%.  The decrease in cost of products sold was due to lower sales as discussed above, but was partially offset by higher raw material costs, primarily PVC resin and aluminum, as well as higher freight costs driven by higher oil costs.  Gross profit as a percentage of net sales for the six months ended June 28, 2008 decreased from the same period in 2007 from 20.3% to 17.3%. The decrease in gross profit as a percentage of sales was driven by lower unit sales volume and increased raw material and freight costs. We have implemented selling price increases in response to higher raw material costs and freight costs, however, our gross profit as a percentage of sales was negatively impacted by the delay between the time of raw material and freight cost increases and the price increases that we implemented.  Additionally, in light of current market conditions for building products, the Company has adjusted the size of its workforce and reduced its fixed overhead structure, including reductions in certain fixed expenses related to the vinyl siding plants in Atlanta, GA and Denison, TX, which ceased production in April of 2007 and February of 2008, respectively.  The Company expects to save approximately $5.0 million and $10.0 million from the closure of the Atlanta, GA and the Denison, TX facilities, respectively.

Selling, general and administrative expense

SG&A expense for the six months ended June 28, 2008 decreased by approximately $3.6 million, or 8%, from the same period in 2007. The decrease in SG&A expenses was primarily due to lower marketing costs and other fixed expenses that have been reduced in light of current market conditions for building products.

Windows and Doors Segment

	For the three months ended
(dollars in thousands)	June 28, 2008		June 30, 2007
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$132,030	100%	$143,723	100%
Cost of products sold	106,821	80.9%	108,497	75.5%
Gross profit	25,209	19.1%	35,226	24.5%
SG&A expense	21,199	16.1%	16,865	11.7%
Amortization of intangible assets	2,775	2.1%	2,096	1.5%
Operating earnings	$1,235	0.9%	$16,265	11.3%
Currency transaction gain	56	0.0%	1,992	1.4%

Net Sales

Net sales for the three months ended June 28, 2008 decreased compared to the same period in 2007 by approximately $11.7 million, or 8%. The decrease was due to lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as discussed above, as well as lower demand for our repair and remodeling windows which declined due to a slowdown in the remodeling and replacement activity across the U.S.  The decrease in sales was partially offset by sales from Pacific Windows which was acquired in September 2007 and increased sales in our Canadian window business.

Cost of Products Sold

Cost of products sold for the three months ended June 28, 2008 decreased by approximately $1.7 million, or 2%, over the same period in 2007.  The decrease in cost of products sold was due to lower sales as discussed above, but was partially offset by the cost of products sold from Pacific Windows, which was acquired in the fourth quarter of 2007.  Gross profit as a percentage of net sales for the three months ended June 28, 2008 decreased from the same period in 2007 from 24.5% to 19.1%.  The decrease in gross profit percentage was driven by lower unit sales volume, increased raw material and freight costs, as well as Pacific Windows which currently carries a lower gross profit margin than the Company’s other window and door products.

Selling, general and administrative expense

SG&A expense for the three months ended June 28, 2008 increased by approximately $4.3 million, or 26%, over the same period in 2007, primarily due to the addition of Pacific Windows and reorganization expense incurred to integrate our U.S. window companies into one operating group.  The reorganization expense is primarily comprised of fees paid to third party consultants that are assisting with  the reorganization and integration of our U.S. window group, as well as severance cost related to positions that have been eliminated.  The Company believes that the reorganization of our U.S. window group will allow us to better serve our customers and markets, while reducing our operating costs.

Amortization of intangible assets

Amortization expense for the three months ended June 28, 2008 increased by $0.7 million primarily due to the acquisition of Pacific Windows.

	For the six months ended
(dollars in thousands)	June 28, 2008		June 30, 2007
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$241,343	100%	$259,483	100%
Cost of products sold	200,549	83.1%	198,996	76.7%
Gross profit	40,794	16.9%	60,487	23.3%
SG&A expense	41,563	17.2%	32,497	12.5%
Amortization of intangible assets	5,552	2.3%	4,198	1.6%
Operating earnings (loss)	$(6,321)	-2.6%	$23,792	9.2%
Currency transaction gain/(loss)	(495)	-0.2%	2,208	0.9%

Net Sales

Net sales for the six months ended June 28, 2008 decreased compared to the same period in 2007 by approximately $18.1 million, or 7%. The decrease was due to lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as discussed above, as well as lower demand for our repair and remodeling windows which declined due to a slowdown in the remodeling and replacement activity across the U.S.  The decrease in sales was partially offset by the sales from Pacific Windows which was acquired in September 2007 and increased sales in our Canadian window business.

Cost of Products Sold

Cost of products sold for the six months ended June 28, 2008 increased by approximately $1.6 million, or 0.8%, over the same period in 2007.  The increase in costs of products sold was attributable to Pacific Windows, which was acquired in the fourth quarter of 2007, but was largely offset by a decrease in cost of products sold driven by the lower sales levels. Gross profit as a percentage of net sales for the six months ended June 28, 2008 decreased from the same period in 2007 from 23.3% to 16.9%.  The decrease in gross profit percentage was driven by lower unit sales volume, increased raw material and freight costs, as well as Pacific Windows which currently carries a lower gross profit margin than the Company’s other window and door products.

Selling, general and administrative expense

SG&A expense for the six months ended June 28, 2008 increased by approximately $9.1 million, or 28%, over the same period in 2007, primarily due to the addition of Pacific Windows and reorganization expense incurred to integrate our U.S. window companies into one operating group.  The reorganization expense is primarily comprised of fees paid to third party consultants assisting with the reorganization and integration of our U.S. window group, as well as severance costs related to positions that have been eliminated.  The Company believes that the reorganization of our U.S. window group will allow us to better serve our customers and markets, while reducing our operating costs.

Amortization of intangible assets

Amortization expense for the six months ended June 28, 2008 increased by $1.4 million primarily due to the acquisition of Pacific Windows.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the three months ended
(dollars in thousands)	June 28, 2008	June 30, 2007
	(unaudited)	(unaudited)
Statement of operations data:
Operating (loss)	$(2,333)	$(1,788)
Interest expense	(50,823)	(25,292)
Interest income	86	153
Income tax provision (benefit)	(10,536)	10,744

Operating earnings (loss)    Unallocated operating loss for the three months ended June 28, 2008 increased by approximately $0.5 million over the same period in 2007.  The increase was driven by higher salary and travel and entertainment expenses primarily due to the addition of a corporate marketing department combined with costs incurred in the second quarter of 2008 to initiate the transition of back office functions to a centralized corporate office.

Interest expense    Interest expense for the three months ended June 28, 2008 increased by approximately $25.5 million over the same period in 2007, primarily due to approximately $27.6 million of interest costs incurred in the second quarter of 2008 related to the issuance of new debt (approximately $14.0 million deferred financing costs associated with previous debt, approximately $6.8 million for a prepayment premium, and approximately $6.8 million of bank amendment fees that was subsequently retired).  Financing costs of approximately $1.1 million were included in interest expense recorded in same period in 2007.   Interest expense also increased by approximately $4.6 million due to interest on the $700.0 million bonds issued June 9, 2008. This increase was offset by a decrease of approximately $5.6 million due to a lower variable interest rate on the Company’s previous term loan and the retirement of the term loan debt effective June 9, 2008.

Income taxes   The income tax provision (benefit) for the three months ended June 28, 2008 changed by approximately $21.3 million from a tax provision in 2007 to a tax benefit in 2008, primarily as a result of the larger pre-tax loss for the 2008 period versus the 2007 period.  The Company’s effective tax rate for the quarter was 35.09%, which is consistent with our expectations for the full fiscal year.

	For the six months ended
(dollars in thousands)	June 28, 2008	June 30, 2007
	(unaudited)	(unaudited)
Statement of operations data:
Operating (loss)	$(4,860)	$(3,741)
Interest expense	(73,512)	(50,037)
Interest income	247	448
Income tax provision (benefit)	(26,400)	2,294

Operating earnings (loss)    Unallocated operating loss for the six months ended June 28, 2008 increased by approximately $1.1 million over the same period in 2007.  The increase was driven by higher salary and travel and entertainment expenses primarily due to the addition of a corporate marketing department combined with costs incurred in the second quarter of 2008 to initiate the transition of back office functions to a centralized corporate office.

Interest expense    Interest expense for the six months ended June 28, 2008 increased by approximately $23.5 million over the same period in 2007, primarily due to approximately $27.6 million of interest costs incurred in the second quarter of 2008 related to the issuance of new debt (approximately $14.0 million deferred financing costs associated with previous debt, approximately $6.8 million for a prepayment premium, and approximately $6.8 million of bank amendment fees that was subsequently retired). Financing costs of approximately $1.1 million were included in interest expense recorded in same period in 2007.  Interest expense also increased by approximately $4.6 million due to interest on the $700.0 million bonds issued June 9, 2008.

This increase was offset by a decrease of approximately $7.6 million due to a lower variable interest rate on the Company’s previous term loan and the retirement of the term loan debt effective June 9, 2008.

Income taxes   The income tax provision (benefit) for the six months ended June 28, 2008 changed by approximately $28.7 million from a tax provision in 2007 to a tax benefit in 2008, primarily as a result of the larger pre-tax loss for the 2008 period versus the 2007 period.  The benefit for the first quarter of 2008 included approximately $0.7 million of adjustments to correct for recent legislative changes in Canada that impact the future settlement of deferred taxes.  Excluding these adjustments, our effective tax rate for the quarter was 38.98%, which is consistent with our expectations for the full fiscal year.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our credit facilities.

Net cash used in operating activities for the first six months of 2008 and 2007 was approximately $65.1 million and $13.4 million, respectively.  The increase in net cash used in operating activities for the 2008 period compared to the 2007 period was primarily driven by a higher net loss of approximately $47.7 million resulting primarily from a declining housing market and the write off of approximately $14.0 million deferred financing costs associated with previous debt.  The higher net loss was offset by increased depreciation and amortization of approximately $5.1 million.

Net cash provided by (used in) investing activities for the first six months of 2008 and 2007 was approximately $1.6 million and ($7.4) million, respectively.  Net cash provided by investing activities for the 2008 period consisted of approximately $8.8 million from the sale of assets, partially offset by capital expenditures of approximately $7.0 million.  Net cash used for capital expenditures was approximately $7.2 million for the 2007 period.

At December 31, 2007, the Company had approximately $1,038.1 million of indebtedness and approximately $70.8 million of availability under the revolving credit portion of its credit facility, including senior credit facilities and Senior Subordinated Notes due 2012.  These credit facilities and the indenture for the Senior Subordinated Notes due 2012 imposed certain restrictions on Ply Gem Industries, including a requirement to maintain a minimum Leverage Ratio of EBITDA (adjusted for certain items as allowed) to Net Debt (as defined in the credit facility).  In April 2008, the Company revised its 2008 forecast in response to market wide increases in raw material prices and fuel costs, as well as continued declines in both the residential new construction and repair/remodeling markets.  Under the revised forecast, the Company did not expect to be able to comply with the required Leverage Ratio required for fiscal quarters in 2008 following March 29, 2008.  The failure to comply with this covenant would have caused an event of default.  As a result, on May 23, 2008 the senior credit facility was amended and subsequently paid off on June 9, 2008 with the proceeds from the Senior Secured Notes offering.

Net cash provided by financing activities for the first six months of 2008 and 2007 was approximately $59.9 million and $11.5 million, respectively.  Net cash provided by financing activities for the first six months of 2008 included proceeds from the issuance on June 9, 2008 of $700.0 million of Senior Secured Notes issued at an approximate 1.0% discount yielding proceeds of $693.5 million.  The initial notes and the exchange notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum which will require annual interest payments of approximately $82.0 million. We used the proceeds from the initial issuance of the Senior Secured Notes to repay all of the outstanding indebtedness at June 9, 2008 under our existing senior secured credit facility of approximately $676.2 million.

In connection with the issuance of the Senior Secured Notes, Ply Gem Industries entered into a Registration Rights Agreement. Ply Gem Industries will file a registration statement within 180 days after the date of the initial issuance and anticipates consummating a registered exchange offer for the Senior Secured Notes within 280 days after the initial issuance.

Concurrently with the Senior Secured Notes offering, we entered into a new senior secured asset-based revolving credit facility (the “ABL Facility”).  The ABL Facility provides for revolving credit financing of up to $135.0 million, subject to borrowing base availability, with a maturity of five years including sub-facilities for letters of credit, swingline loans and borrowings in Canadian dollars and United States dollars by CWD.  The ABL Facility will, however, mature on October 15, 2011 if Ply Gem Industries’ 9% Senior Subordinated Notes due 2012 are not refinanced by such date.  In addition, the ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  Until the administrative agent and collateral agent under the ABL Facility have completed a collateral audit which is scheduled to be completed in August 2008, availability under the ABL Facility is limited to $75.0 million.

Net cash provided by financing activities for the first six months of 2008 included debt issuance costs of $24.8 million related to the $700.0 million offering of Senior Secured Notes on June 9, 2008 and the entry into the ABL Facility.  Also included in cash provided by financing activities for the first six months of 2008 was a $30.0 million cash equity contribution that Ply Gem received from CI Capital Partners LLC as a condition to Ply Gem’s amendment of its prior credit facility on May 23, 2008.

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our ABL facility.  As of June 28, 2008, we had approximately $1,093.7 million of indebtedness and $31.1 million of availability under the ABL facility.

Because of the inherent seasonality in our business and the resulting working capital requirements, our liquidity position within a given year will fluctuate.  The seasonal effect that creates our greatest needs has historically been experienced during the first six months of the year and we anticipate borrowing funds under our ABL Facility to support this requirement.  However, we anticipate the funds generated from operations and funds available under the ABL Facility will be adequate to finance our ongoing operational cash flow needs, capital expenditures, debt service obligations, management incentive expenses, and other fees payable under other contractual obligations for the foreseeable future.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in the Company’s Annual Report on Form 10-K, the Company has a potential obligation related to certain tax issues of approximately $7.3 million, including net interest of approximately $0.4 million.  The timing of the potential tax payments is unknown.

As discussed in the liquidity section, Ply Gem Industries issued $700.0 million of Senior Secured Notes on June 9, 2008 which will mature on June 15, 2013.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under their existing senior term facilities of approximately $691.2 million.  Concurrently with the Senior Secured Notes offering, Ply Gem Industries, the Company, and the subsidiaries of Ply Gem Industries entered into a new senior secured asset-based revolving credit facility for financing of up to $135.0 million which will mature in 2013 or on October 15, 2011 if Ply Gem Industries Senior Subordinated Notes due 2012 are not refinanced by such date.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of each pension and postretirement benefit plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity.  SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 were effective for our December 31, 2007 financial statements.  Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of its year-end balance sheet.  For our financial statements as of December 31, 2008, we will change our September 30 measurement date for our plans’ assets and obligations to comply with this requirement. The Company is currently evaluating the impact of the measurement date change.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”.  SFAS No. 159 permits entities to choose to measure certain financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning January 1, 2008, however the Company did not elect the option to report any of the selected financial assets and liabilities at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date be measured at their fair values as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. Any acquisition related costs are to be expensed. The impact to the company from the adoption of SFAS 141(R) in 2009 will depend on acquisitions at the time. The provisions of SFAS No. 141(R) are effective for the Company’s fiscal year beginning January 1, 2009, and are to be applied prospectively.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements. SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Management is currently evaluating the impact, if any, this new standard may have on our balance sheet, results of operations, or cash flows.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report:

•	our high degree of leverage and significant debt service obligations;

•	restrictions under the indentures governing the Senior Secured Notes and our Senior Subordinated Notes and restrictions under our new ABL Facility;

•	the competitive nature of our industry;

•	changes in interest rates, and general economic, home repair and remodeling and new home construction market conditions;

•	changes in the price and availability of raw materials; and

•	changes in our relationships with our significant customers.

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report include those set forth in our 2007 Annual Report on Form 10-K.  We undertake no obligation to update the forward-looking statements in this filing.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provides for borrowings of up to $135.0 million, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.2 million per year.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three months ended June 28, 2008, the net impact of foreign currency changes to the Company’s results of operations was a gain of $0.1 million, and for the six months ended June 28, 2008, the net impact of foreign currency changes to the Company’s results of operations was a loss of $0.5 million.  The impact of foreign currency changes related to translation resulted in an decrease in stockholders’ equity of approximately $0.6 million for the six months ended June 28, 2008.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  For the six months ended June 28, 2008, we did not have any outstanding foreign currency hedging contracts.

Item 4.     CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 28, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting during the three month period ended June 28, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 6.                                EXHIBITS

(a)                 Exhibits

Exhibit No.                                         Description of Exhibit

* 4.1	Indenture, dated as of June 9, 2008, among Ply Gem Industries, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee and Noteholder Collateral Agent.
* 4.2	Registration Rights Agreement, dated June 9, 2008, among Ply Gem Industries, Inc., the Guarantors party thereto and the initial purchasers named in the purchase agreement.
* 4.3
Credit Agreement, dated June 9, 2008, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., CWD Windows and Doors, Inc., the other borrowers named therein, Credit Suisse, as Administrative Agent, U.S. Swing Line Lender and U.S. L/C Issuer, General Electric Capital Corporation, as Collateral Agent, Credit Suisse, Toronto Branch, as Canadian Swing Line Lender and Canadian L/C Issuer, the other lenders party thereto, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner, and General Electric Capital Corporation, as Syndication Agent, and UBS Loan Finance LLC, as Documentation Agent.

* 4.4
Lien Subordination and Intercreditor Agreement, dated as of June 9, 2008, among General Electric Capital Corporation, as Collateral Agent, U.S. Bank National Association, as Trustee and Noteholder Collateral Agent, Ply Gem Industries, Inc., Ply Gem Holdings, Inc. and the subsidiaries of Ply Gem Industries, Inc. listed on Schedule I thereto.

* 4.5	Collateral Agreement, dated June 9, 2008, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., the Guarantors named therein and U.S. Bank National Association, as Noteholder Collateral Agent.
* 4.6
Intellectual Property Collateral Agreement, dated June 9, 2008, by Ply Gem Industries, Inc., Ply Gem Holdings, Inc. and the subsidiaries of Ply Gem Industries, Inc. listed on the Annex thereto in favor of U.S. Bank National Association, as Noteholder Collateral Agent.

* 4.7
U.S. Security Agreement, dated as of June 9, 2008, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., the subsidiaries of Ply Gem Industries, Inc. party thereto, General Electric Capital Corporation, as Collateral Agent, and Credit Suisse Securities (USA) LLC, as Administrative Agent.

* 4.8
U.S. Guaranty, dated as of June 9, 2008, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., the subsidiaries of Ply Gem Industries, Inc. from time to time party thereto and and General Electric Capital Corporation, as Collateral Agent.

* 4.9
Intellectual Property Security Agreement, dated June 9, 2008, by Ply Gem Industries, Inc., Ply Gem Holdings, Inc. and the subsidiaries of Ply Gem Industries, Inc. listed on the Annex thereto in favor of General Electric Capital Corporation, as Collateral Agent.

* 4.10	Canadian Security Agreement, dated as of June 9, 2008, by CWD Windows and Doors, Inc. to General Electric Capital Corporation, as Collateral Agent.
* 4.11	Intellectual Property Security Agreement, dated June 9, 2008, by CWD Windows and Doors, Inc. in favour of General Electric Capital Corporation, as Collateral Agent.
* 4.12	Fourth Supplemental Indenture, dated as of May 29, 2008, among Ply Gem Industries, Ply Gem Pacific Windows Corporation and U.S. Bank National Association, as trustee.
* 10.1
Purchase Agreement, dated June 2, 2008, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., each of the direct and indirect domestic subisdiaries of Ply Gem Industries, Inc. and the initial purchasers named therein.

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

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  August 11, 2008

By	/s/ Gary E. Robinette
Name:	Gary E. Robinette
Title:	President and Chief Executive Officer

Date:  August 11, 2008

By	/s/ Shawn K. Poe
Name:	Shawn K. Poe
Title:	Vice President, Chief Financial Officer, Treasurer and Secretary