Form 10-Q
period 2008-11-05
PLY GEM HOLDINGS INC
filed 2008-11-10
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐No ☒*

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer   ☐                                                                 Accelerated filer  ☐
 Non-accelerated filer  ☒                                                                 Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐No ☒

As of November 10, 2008, there were 100 shares of common stock, $0.01 par value, outstanding.

* The registrant became subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934 on September 24, 2008.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED SEPTEMBER 27, 2008

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations –
	Three months ended September 27, 2008 and September 29, 2007	2

	Condensed Consolidated Statements of Operations –
	Nine months ended September 27, 2008 and September 29, 2007	3

	Condensed Consolidated Balance Sheets –
	September 27, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Cash Flows –
	Nine months ended September 27, 2008 and September 29, 2007	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	40

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	41

Item 6.	Exhibits	41

Signatures		42

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	September 27,	September 29,
	2008	2007
	(Amounts in thousands)

Net sales	$342,825	$369,675
Costs and expenses:
Cost of products sold	275,415	284,025
Selling, general and administrative expenses	38,980	40,588
Amortization of intangible assets	4,913	4,289
Goodwill impairment	200,000	-
Total costs and expenses	519,308	328,902
Operating earnings (loss)	(176,483)	40,773
Foreign currency gain (loss)	(60)	1,708
Interest expense	(30,300)	(24,364)
Interest income	176	449
Income (loss) before provision (benefit) for income taxes	(206,667)	18,566
Provision (benefit) for income taxes	(15,835)	6,946
Net income (loss)	$(190,832)	$11,620

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended
	September 27,	September 29,
	2008	2007
	(Amounts in thousands)

Net sales	$940,478	$1,045,644
Costs and expenses:
Cost of products sold	770,774	815,005
Selling, general and administrative expenses	124,859	119,882
Amortization of intangible assets	14,739	13,225
Goodwill impairment	200,000	-
Total costs and expenses	1,110,372	948,112
Operating earnings (loss)	(169,894)	97,532
Foreign currency gain (loss)	(555)	3,916
Interest expense	(104,439)	(75,453)
Interest income	486	1,271
Income (loss) before provision (benefit) for income taxes	(274,402)	27,266
Provision (benefit) for income taxes	(42,235)	9,240
Net income (loss)	$(232,167)	$18,026

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 27,	December 31,
	2008	2007
	(Amounts in thousands, except
	share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$20,502	$65,207
Accounts receivable, less allowances of $7,280 and $7,320, respectively	167,741	111,653
Inventories:
Raw materials	59,100	60,003
Work in process	29,725	23,071
Finished goods	40,220	45,208
Total inventory	129,045	128,282
Prepaid expenses and other current assets	18,879	16,462
Deferred income taxes	15,947	12,797
Total current assets	352,114	334,401
Property and Equipment, at cost:
Land	3,734	4,017
Buildings and improvements	34,659	37,927
Machinery and equipment	250,268	240,921
Total property and equipment	288,661	282,865
Less accumulated depreciation	(113,010)	(83,869)
Total property and equipment, net	175,651	198,996
Other Assets:
Intangible assets, less accumulated amortization of $59,576 and $45,081,
respectively	198,516	213,257
Goodwill	634,649	835,820
Other	42,667	43,133
Total other assets	875,832	1,092,210
	$1,403,597	$1,625,607

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$6,873
Accounts payable	109,212	96,256
Accrued expenses and taxes	96,238	93,416
Total current liabilities	205,450	196,545
Deferred income taxes	48,714	91,151
Other long term liabilities	60,440	67,144
Long-term debt, less current maturities	1,053,955	1,031,223

Commitments and contingencies

Stockholder's Equity:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	210,203	180,667
Retained earnings (deficit)	(182,925)	49,242
Accumulated other comprehensive income	7,760	9,635
Total stockholder's equity	35,038	239,544
	$1,403,597	$1,625,607

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 27,	September 29,
	2008	2007
	(Amounts in thousands)

Net cash provided by (used in) operating activities	$(58,745)	$18,928

Cash flows from investing activities:
Capital expenditures	(13,516)	(11,974)
Proceeds from sale of assets	8,812	29
Acquisitions, net of cash acquired	-	(35,097)
Other	(127)	(228)
Net cash used in investing activities	(4,831)	(47,270)
Cash flows from financing activities:
Proceeds from long-term debt	693,504	-
Proceeds from revolver borrowings	80,000	50,000
Payments on long-term debt	(677,910)	(4,906)
Payments on revolver borrowings	(80,000)	(30,000)
Debt issuance costs	(26,025)	(2,100)
Equity contributions	30,310	750
Equity repurchases	(793)	(3,175)
Net cash provided by financing activities	19,086	10,569
Impact of exchange rate movements on cash	(215)	1,010
Net decrease in cash and cash equivalents	(44,705)	(16,763)
Cash and cash equivalents at the beginning of the period	65,207	53,274
Cash and cash equivalents at the end of the period	$20,502	$36,511

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2008.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2007 Annual Report on Form 10-K.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2008 through September 27, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The condensed consolidated balance sheet at December 31, 2007 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.

The accompanying financial statements include the Company’s consolidated results of operations and cash flows for the Company for the three and nine month periods ended September 27, 2008 and September 29, 2007, and the consolidated financial position for the Company as of September 27, 2008 and December 31, 2007.

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

Since our building products are intended for exterior use, our sales and operating earnings tend to be lower during periods of inclement weather.  Weather conditions in the first quarter of each calendar year historically result in that quarter producing significantly less revenue than in any other period of the year.  As a result, we have historically had lower profits or losses in the first quarter, and reduced profits in the fourth quarter of each calendar year due to the weather.  Our results of operations for individual quarters in the future may be impacted by adverse weather conditions. Since a portion of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels.  In addition, the demand for cash to fund our working capital is greater from late in the fourth quarter through the first quarter.

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

Reclassifications

Certain amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year, with no effect on net income (loss) or retained earnings (deficit).

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

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. At September 27, 2008 and December 31, 2007, approximately $11.8 million and $10.9 million of total inventories, respectively, were valued on the last-in, first-out method (“LIFO”).  Under the first-in, first-out method (“FIFO”) of accounting, such inventories would have been approximately $3.7 million higher at both September 27, 2008 and December 31, 2007.  All other inventories were valued under the FIFO method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs amounted to approximately $33.7 million and $26.6 million as of September 27, 2008 and December 31, 2007, respectively and have been recorded in other long term assets.

Income taxes

We account for deferred income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amounts included in our federal and state income tax returns be recognized in the balance sheet.  Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, Inc., Ply Gem Industries, Inc. (“Ply Gem Industries”) and its subsidiaries.  The existing tax sharing agreement between Ply Gem Holdings and Ply Gem Investment Holdings, Inc., under which tax liabilities for each respective party are computed on a stand-alone basis, was amended during 2006 to include Ply Gem Prime Holdings, Inc.  U.S. subsidiaries file unitary, combined and separate state income tax returns.  Our Canadian subsidiary, CWD Windows and Doors, Inc. (“CWD”) files separate Canadian income tax returns.

The Company’s provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an Interpretation of APB Opinion No. 28.” The Company did not include the expense associated with the permanent difference for the goodwill impairment (see Note 3) in the computation of the effective annual income tax rate for 2008 from estimated pre-tax results from ordinary operations. For the three months ended September 27, 2008, the permanent difference for the goodwill impairment increased income tax expense by approximately $61.6 million due to differences in the Company’s marginal tax rate of approximately 29.8% and its anticipated effective annual income tax rate from ordinary operations of approximately 37.8%.  For the nine months ended September 27, 2008, the Company’s tax benefit includes approximately $0.7 million tax benefit to correct for recent legislative changes in Canada that impact the future settlement of deferred taxes, as well as the permanent difference for the goodwill impairment of approximately $61.6 million which increased income tax expense due to differences in the Company's marginal tax rate of approximately 22.4% and its anticipated effective annual income tax rate from ordinary operations of approximately 37.8%.  Accordingly, the provision for income taxes for the three and nine months ended September 27, 2008 has been computed by applying the discrete method in accordance with FIN 18 to account for these items.

Related Party Transactions

The Company has entered into two advisory agreements with an affiliate of CI Capital Partners LLC, formerly known as Caxton-Iseman Capital, LLC (the “Caxton-Iseman Party”), which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”.  Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.8 million and $1.1 million for the three month periods ended September 27, 2008 and September 29, 2007, respectively, and approximately $1.6 million and $2.8 million for the nine month periods ended September 27, 2008 and September 29, 2007, respectively.

Foreign Currency

CWD utilizes the Canadian dollar as its functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at the end of the reporting periods.  Net sales and expenses are translated using average exchange rates in effect during the periods.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income in the accompanying consolidated balance sheets.  A gain or loss resulting from fluctuations in the exchange rate may be recognized due to debt, denominated in US dollars, recorded by CWD.

For the three month periods ended September 27, 2008 and September 29, 2007, the Company recorded a loss from foreign currency transactions of approximately $0.1 million and a gain from foreign currency transactions of approximately $1.7 million, respectively.  For the nine month periods ended September 27, 2008 and September 29, 2007, the Company recorded a loss from foreign currency transactions of approximately $0.6 million and a gain from foreign currency transactions of approximately $3.9 million, respectively.  As of September 27, 2008, and December 31, 2007, accumulated other comprehensive income included a currency translation adjustment of approximately $1.9 million and $8.9 million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of our siding, fencing and railing segment was approximately $12.1 million and $6.4 million at September 27, 2008 and December 31, 2007, respectively.  This customer accounted for approximately 10.2% of net sales for the nine month period ended September 27, 2008 and for the year ended December 31, 2007.

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

As of September 27, 2008, the Company did not have any financial assets or liabilities that are affected by the adoption of this standard.

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

Fair Value of Financial Instruments

The carrying value of Ply Gem Industries' 9% senior subordinated notes due 2012 (the “Senior Subordinated Notes”) was approximately $360.2 million and $360.2 million at September 27, 2008 and December 31, 2007, respectively.  The fair value of Ply Gem Industries' Senior Subordinated Notes at September 27, 2008 and December 31, 2007 was estimated to be approximately $199.9 million and $279.0 million, respectively, based on available market information.

The carrying value of Ply Gem Industries' 11.75% senior secured notes due 2013 (the “Senior Secured Notes”) was approximately $693.8 million at September 27, 2008 and the fair value of the notes at September 27, 2008 was estimated to be approximately $609.0 million, based on available market information.

The carrying value of the Company’s other financial instruments approximates their fair value.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of each pension and postretirement benefit plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholder’s equity.  SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 were effective for the Company's December 31, 2007 financial statements.  Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of its year-end balance sheet.  For the Company's financial statements as of December 31, 2008, we will change the September 30 measurement date for the Company's plans’ assets and obligations to comply with this requirement. The Company is currently evaluating the impact of the measurement date change.

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

The purchase price was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price.

(in thousands)
Other current assets, net of cash	$19,204
Inventories	9,379
Property, plant and equipment	19,133
Trademarks	1,200
Customer relationships	1,800
Goodwill	9,614
Other assets	1,398
Current liabilities	(11,916)
Other liabilities	(13,230)
Purchase price, net of cash acquired	$36,582

The Company paid approximately $35.1 million on September 28, 2007 for the acquisition of Pacific Windows. Transaction costs of approximately $1.5 million were incurred in the fourth quarter of 2007.

Goodwill decreased by approximately $201.2 million from December 31, 2007 to September 27, 2008.  A decrease of approximately $200.0 million was due to the estimated impairment described in Note 3, a decrease of approximately $6.5 million was due to a change in the allocation of the Pacific Windows purchase price primarily related to accrued warranties and deferred taxes, a decrease of approximately $1.9 million was due to currency translation changes, and an increase of approximately $7.2 million was due to a tax adjustment related to the MW acquisition in 2004.

3.  GOODWILL IMPAIRMENT

The Company’s acquisitions are accounted for under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations”.  Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired, based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill.  Identifiable intangible assets are valued separately and are amortized over their expected useful life.

SFAS No. 142, “Goodwill and Other Intangible Assets” requires the Company to test goodwill for impairment on an annual basis and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. These assessments require the Company to estimate the fair market value of its reporting units. If the Company determines that the fair value of its reporting units is less than its carrying amount, an impairment charge must be recognized against earnings for the associated goodwill of the reporting unit.  The Company has two reporting units- Siding, Fencing, and Railing and Windows and Doors, and therefore separate valuations are performed for each of the reporting units.

Goodwill is evaluated for impairment at least annually during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition to other possible indicators, the Company considers the following factors to be the more significant or likely to trigger an interim impairment review:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;

•	Significant negative industry or economic trends; and

•	Significant decline in its stock price for a sustained period.

During the quarter ended September 27, 2008, the Company conducted an interim goodwill impairment test as a result of the depressed residential housing and remodeling market.

Goodwill is evaluated for impairment using the two-step process as prescribed in SFAS No. 142. The first step is to compare the fair value of the reporting unit to the carrying value of the reporting unit. If the carrying value exceeds the fair value, a second step must be followed to calculate impairment. Otherwise, if the fair value of the reporting unit exceeds the carrying amount, the goodwill is not considered to be impaired as of the measurement date. To determine fair value for its reporting units, the Company uses the fair value of the cash flows that the reporting unit can be expected to generate in the future. This income valuation method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period, as well as determine the weighted average cost of capital to be used as a discount rate.  The Company also utilizes the market valuation method to estimate the fair value of the reporting units by utilizing industry multiples for current operating earnings.  The second step involves calculating the fair value of the individual assets and liabilities of the reporting unit and calculating the implied fair value of the goodwill.

At September 27, 2008, the Company performed the initial step of its impairment evaluation by comparing the fair market value of its reporting units, as determined using a discounted cash flow model and market approach, to its carrying value. It was determined that Siding, Fencing and Railing's fair value exceeded its carrying value.  However, the Window and Doors' carrying amount exceeded the fair value and as a result the Company performed the second step of its impairment evaluation.   As a result of this analysis, the Company recorded an estimated goodwill impairment of approximately $200.0 million. Any adjustment to the impairment for finalization of estimates will be recorded in the subsequent period. This non-cash charge does not affect the Company’s cash position, liquidity, debt covenants, or have any impact on future operations. However, there is no assurance that: 1) valuation multiples will not decline, 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods. The Company will continue to perform its required annual goodwill impairment test during the fourth quarter and further declines in the residential housing and remodeling markets could result in future goodwill impairments.

In addition to the SFAS No. 142 goodwill impairment, the Company evaluated its property and equipment and intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.   This analysis was triggered by a decrease in projected cash flows due to the depressed residential housing and remoldeling market.  The impairment test results did not indicate that an impairment existed at September 27, 2008.

4.  INTANGIBLE ASSETS

The table that follows presents the components of intangible assets as of September 27, 2008 and December 31, 2007:

	Average
	Amortization
	Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
		(Amounts in thousands)
As of September 27, 2008
Patents	14	$12,770	$(4,298)	$8,472
Trademarks/Tradenames	15	85,644	(14,103)	71,541
Customer relationships	13	158,158	(40,750)	117,408
Other	4	1,520	(425)	1,095
Total intangible assets		$258,092	$(59,576)	$198,516

As of December 31, 2007
Patents	14	$12,770	$(3,591)	$9,179
Trademarks/Tradenames	15	85,644	(9,679)	75,965
Customer relationships	13	158,158	(31,452)	126,706
Other	4	1,520	(113)	1,407
Total intangible assets		$258,092	$(44,835)	$213,257

Amortization expense for the remainder of 2008 and for fiscal years 2009, 2010, 2011, and 2012 is estimated to be approximately $4.9 million, $19.6 million, $19.5 million, $19.1 million, and $19.1 million, respectively.

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

	Three Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(Amounts in thousands)

Net income (loss)	$(190,832)	$11,620	$(232,167)	$18,026
Foreign currency translation adjustment	(1,296)	2,492	(1,875)	5,788

Comprehensive income (loss)	$(192,128)	$14,112	$(234,042)	$23,814

6.  LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at September 27, 2008 and December 31, 2007 consists of the following:

	September 27, 2008	December 31, 2007
	(Amounts in thousands)

Senior term loan facility	$-	$677,910
Senior subordinated notes due 2012, net of unamortized premium of $156 and $186	360,156	360,186
Senior secured notes due 2013, net of unamortized discount of $6,201	693,799	-
	1,053,955	1,038,096
Less current maturities	-	6,873
	$1,053,955	$1,031,223

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of the Senior Secured Notes at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under the existing senior secured credit facility of approximately $676.2 million of term loan borrowings and approximately $15.0 million of revolver borrowings.  The Senior Secured Notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum.  Interest will be paid semi-annually on June 15 and December 15 of each year commencing on December 15, 2008.

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

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets. On November 3, 2008, Ply Gem Industries completed its exchange offer with respect to the Senior Secured Notes by exchanging $700.0 million Senior Secured Notes which were registered under the Securities Act of 1933, as amended (the "Securities Act"), for $700.0 million of the issued and outstanding Senior Secured Notes. Upon completion of the echange offer, all issued and outstanding Senior Secured Notes were registerd under the Securities Act.

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

In addition, the Company’s stock ownership in its subsidiaries collateralizes the Senior Secured Notes to the extent that such equity interests and other securities can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act of 1933 requiring separate financial statements of such subsidiary to be filed with the SEC.  As of September 27, 2008, no subsidiary's stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

ABL Facility

Concurrently with the Senior Secured Notes offering, Ply Gem Industries, the Company and the subsidiaries of Ply Gem Industries entered into a new senior secured asset-based revolving credit facility (the “ABL Facility”).  The ABL Facility provides for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and United States dollars by CWD.  However, the ABL Facility will mature on October 15, 2011 if Ply Gem Industries’ 9% senior subordinated notes due 2012 are not refinanced by such date.  In addition, the ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  The Company did not have any ABL borrowings outstanding as of September 27, 2008.

As of September 27, 2008, Ply Gem Industries had $146.1 million of availability under the ABL Facility, reflecting no borrowings outstanding under the ABL Facility and approximately $3.9 million of letters of credit issued under the ABL Facility. Further, approximately $3.2 million of letters of credit have been issued apart from the ABL facility to secure certain environmental obligations and this amount does not reduce the availability under the ABL Facility.

The interest rates applicable to loans under our ABL Facility are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of September 27, 2008, the Company’s interest rate on the ABL facility was 6.8%.

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

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August of 2004 in connection with the MW acquisition, Ply Gem Industries issued an additional $135.0 million of Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding and its subsidiaries.  Ply Gem Industries pays interest semi-annually on February 15 and August 15 of each year.  The Senior Subordinated Notes contain certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets.

Senior Term Loan Facility

The Company’s senior facilities with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to approximately $762.1 million, originally consisting of approximately $687.1 million of term loan facilities maturing in August 2011 and a $75.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009.  On May 23, 2008, the Company entered into an amendment of the fifth amended and restated credit agreement which consisted of changes to certain debt covenant ratios.  The amendment also increased the interest rate on the term loan and extended the maturity of the revolving credit facility from February 12, 2009 to August 12, 2010.  On May 23, 2008, Ply Gem received from CI Capital Partners LLC a $30.0 million cash equity contribution as a condition to the credit facility amendment.  On June 9, 2008, the Company used the proceeds from the Senior Secured Notes to pay off the existing obligation under the senior term facility.

As a result of the debt amendment that occurred on May 23, 2008 and the issuance of Senior Secured Notes on June 9, 2008, the Company evaluated its financing costs and expensed approximately $27.6 million of fees in the nine month period ended September 27, 2008 which has been recorded within interest expense on the Condensed Consolidated Statement of Operations.  The Company deferred costs of approximately $26.0 million as of September 27, 2008 which have been recorded within other assets in the Condensed Consolidated Balance Sheets at September 27, 2008.  For the three and nine month periods ended September 29, 2007, the Company expensed deferred financing costs of approximately $0.1 million and $1.1 million, respectively, which has been recorded within interest expense.

The following table summarizes the Company’s long-term debt maturities due in each twelve month period after September 27, 2008:
(Amounts in thousands)

Twelve month period ending:
October 3, 2009	$-
October 2, 2010	-
October 1, 2011	-
September 29, 2012	360,156
September 28, 2013 and thereafter	693,799
$1,053,955

7.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the nine months ended September 27, 2008	For the nine months ended September 29, 2007
	(Amounts in thousands)

Service cost	$145	$236
Interest cost	1,517	1,471
Expected return on plan assets	(1,651)	(1,513)
Net periodic expense	$11	$194

8.  COMMITMENTS AND CONTINGENCIES

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $7.9 million and $8.2 million at September 27, 2008 and December 31, 2007, respectively.  The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries.  As of September 27, 2008 and December 31, 2007, the Company has recorded liabilities in relation to these indemnifications of approximately $2.9 million and $3.0 million, respectively, in current liabilities and $5.0 million and $5.2 million, respectively, in long-term liabilities, consisting of the following:
	(Amounts in thousands)
	September 27, 2008	December 31, 2007
Product claim liabilities	$3,733	$3,780
Multiemployer pension plan withdrawal liability	3,539	3,681
Other	602	721
	$7,874	$8,182

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale, which is recorded in accrued expenses and other long-term liabilities.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of September 27, 2008 and December 31, 2007, warranty liabilities of approximately $9.5 million and $11.5 million, respectively, have been recorded in current liabilities and approximately $37.1 million and $38.4 million, respectively, have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:
	For the nine months ended September 27, 2008	For the nine months ended September 29, 2007
	(Amounts in thousands)
Balance, beginning of period	$49,899	$36,947
Warranty expense provided during period	1,571	6,266
Settlements made during period	(5,526)	(5,543)
Liability incurred with Pacific Windows acquisition	644	-
Balance, end of period	$46,588	$37,670

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

9.  ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at September 27, 2008 and December 31, 2007:

	September 27, 2008	December 31, 2007
	(Amounts in thousands)
Insurance	$5,819	$6,566
Employee compensation and benefits	10,893	19,722
Sales and marketing	23,522	20,384
Product warranty	9,531	11,453
Short-term product claim liability	2,321	2,321
Accrued freight	1,656	753
Interest	29,193	12,426
Accrued severance	-	1,931
Accrued deferred compensation	1,886	-
Accrued taxes	3,160	5,844
Other, net	8,257	12,016
	$96,238	$93,416

The accrued severance amount in the above table as of December 31, 2007 was a result of the Denison restructuring (Note 10).  During 2008, cash severance payments were made for approximately $2.0 million and the accrual balance for Denison severance is zero as of September 27, 2008.

Other long-term liabilities consist of the following at September 27, 2008 and December 31, 2007:

	September 27, 2008	December 31, 2007
	(Amounts in thousands)
Insurance	$3,564	$4,757
Pension liabilities	2,684	4,056
Multiemployer pension withdrawal liability	3,539	3,681
Product warranty	37,057	38,446
Long-term lease liabilities	25	38
Long-term product claim liability	1,412	1,459
Long-term deferred compensation	3,291	4,810
Liabilities for tax uncertainties	7,298	7,193
Other	1,570	2,704
	$60,440	$67,144

10.   RESTRUCTURING

In October 2007, the Company commenced its plan to close the Denison, TX facility.  The Company began to shift production to other facilities within the Company during November 2007, and production ceased at the Denison facility during February 2008.

In September 2008, the Company commenced its plan to move certain metal production from its Valencia, PA facility to its Sidney, OH facility.  The Valencia facility will remain open on a reduced production schedule, primarily contract coating for third parties.  Total costs are expected to be approximately $2.5 million; however there are no Valencia restructuring items accrued for at September 27, 2008 as severance payments are linked to future service and no formal contract termination notices have been issued.  Termination benefits costs are expected to be approximately $0.8 million and since the employees are required to render service until termination to receive the termination benefits, no liability has been recognized at September 27, 2008.  Contract termination costs and other restructuring costs are expected to be approximately $0.2 million and $1.5 million, respectively.

The following table summarizes the Denison restructuring activity for the nine months ended September 27, 2008:
	Accrued as of	Cash payments During 2008	Expensed During 2008	Accrued as of
	December 31, 2007			September 27, 2008

Severance costs	$1,931	$(2,040)	$109	$-
Contract terminations	-	-	158	158
Equipment removal and other	-	(4,763)	4,763	-
	$1,931	$(6,803)	$5,030	$158

For the three months and nine months ended September 27, 2008, the Company incurred restructuring costs of approximately $0.6 million and $5.0 million, respectively.  All costs were recorded in selling, general and administrative expenses in the Siding, Fencing and Railing segment.

 11.  STOCK-BASED COMPENSATION

Stock Option Plan

A summary of changes in stock options outstanding as of September 27, 2008 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2008	248,594	$38.12	7.95
Granted	-	-	-
Forfeited or expired	(8,400)	$10.00	-
Balance at September 27, 2008	240,194	$39.11	7.25

As of September 27, 2008, no options have vested.  At September 27, 2008, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.25 years.

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

A summary of the changes in Ply Gem Prime Holdings, Inc.’s common stock shares as of September 27, 2008 is presented below.

Common Stock Shares Owned by Management
Balance at January 1, 2008	675,758
Shares issued	2,327
Shares repurchased	(31,440)
Balance at September 27, 2008	646,645

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

The Company has two reportable segments: 1) Siding, Fencing, and Railing, and 2) Windows and Doors.

The operating earnings (loss) of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses.  Corporate unallocated income and expenses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include interest, legal costs, corporate payroll, and unallocated finance and accounting expenses. Corporate unallocated assets include deferred financing costs, cash and certain non-operating receivables.

Following is a summary of the Company’s segment information.  (Amounts in thousands)

	Three months ended		Nine months ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net Sales
Siding, Fencing, and Railing	$216,446	$234,218	$572,756	$650,704
Windows and Doors	126,379	135,457	367,722	394,940
	$342,825	$369,675	$940,478	$1,045,644
Operating earnings (loss)
Siding, Fencing, and Railing	$27,146	$30,499	$44,952	$67,207
Windows and Doors	(201,171)	12,559	(207,519)	36,351
Corporate unallocated	(2,458)	(2,285)	(7,327)	(6,026)
	$(176,483)	$40,773	$(169,894)	$97,532

The operating loss for the Windows and Doors segment includes an estimated goodwill impairment of approximately $200.0 million.

			As of	As of
			September 27, 2008	December 31, 2007
Total Assets
Siding, Fencing, and Railing			$845,194	$826,480
Windows and Doors			502,888	717,740
Corporate unallocated			55,515	81,387
			$1,403,597	$1,625,607

13.  SUBSEQUENT EVENTS

During the fourth quarter, Ply Gem Industries agreed to purchase the assets of United Stone Veneer, LLC (“USV”) for approximately $3.5 million.  The acquired business is a manufacturer of stone veneer for use in new and existing home construction.  USV will be integrated into the Company’s Siding, Fencing, and Railing segment.  USV’s facilities are located in Middleburg, PA.  The purchase price will be funded by available cash from operations.

On November 7, 2008, Ply Gem Industries entered into retention agreements with its principal executive officer and principal financial officer.  These retention agreements provide for, among other things, a retention bonus and/or severance payments in the event of termination of employment under certain defined circumstances.  These agreements were approved by the Company's Board of Directors, and the terms of these agreements can be found in the individual agreements filed as exhibits to this Form 10-Q.  We will account for the terms of these agreements during the fourth quarter.

14.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes and Senior Subordinated Notes were both issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of September 27, 2008 and for the three and nine month periods ended September 27, 2008 and September 29, 2007.  The non-guarantor information presented represents CWD, our Canadian subsidiary.
PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 27, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$319,721	$23,104	$-	$342,825
Costs and expenses:
Cost of products sold	-	-	260,411	15,004	-	275,415
Selling, general and
administrative expenses	-	2,458	32,865	3,657	-	38,980
Intercompany administrative
charges	-	-	3,202	-	(3,202)	-
Amortization of intangible assets	-	-	4,913	-	-	4,913
Goodwill impairment	-	-	178,107	21,893	-	200,000
Total costs and expenses	-	2,458	479,498	40,554	(3,202)	519,308
Operating loss	-	(2,458)	(159,777)	(17,450)	3,202	(176,483)
Foreign currency loss	-	-	-	(60)	-	(60)
Intercompany interest	-	30,379	(29,841)	(538)	-	-
Interest expense	-	(30,278)	(29)	7	-	(30,300)
Interest income		85	74	17	-	176
Intercompany administrative income	-	3,202	-	-	(3,202)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	930	(189,573)	(18,024)	-	(206,667)
Equity in subsidiaries' income (loss)	(190,832)	(191,722)	-	-	382,554	-
Income (loss) before income tax
provision (benefit)	(190,832)	(190,792)	(189,573)	(18,024)	382,554	(206,667)
Provision (benefit) for income taxes	-	40	(11,939)	(3,936)	-	(15,835)
Net loss	$(190,832)	$(190,832)	$(177,634)	$(14,088)	$382,554	$(190,832)

Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	(1,296)	-	(1,296)
Total comprehensive loss	$(190,832)	$(190,832)	$(177,634)	$(15,384)	$382,554	$(192,128)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the three months ended September 29, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$344,410	$25,265	$-	$369,675
Costs and expenses:
Cost of products sold	-	-	267,530	16,495	-	284,025
Selling, general and
administrative expenses	-	2,285	34,365	3,938	-	40,588
Intercompany administrative
charges	-	-	3,444	-	(3,444)	-
Amortization of intangible assets	-	-	4,289	-	-	4,289
Total costs and expenses	-	2,285	309,628	20,433	(3,444)	328,902
Operating earnings (loss)	-	(2,285)	34,782	4,832	3,444	40,773
Foreign currency gain	-	-	-	1,708	-	1,708
Intercompany interest	-	22,510	(22,413)	(97)	-	-
Interest expense	-	(23,826)	-	(538)	-	(24,364)
Interest income	-	372	28	49	-	449
Intercompany administrative income	-	3,444	-	-	(3,444)	-
Income before equity in
subsidiaries' income	-	215	12,397	5,954	-	18,566
Equity in subsidiaries' income	11,620	11,486	-	-	(23,106)	-
Income before income tax
provision	11,620	11,701	12,397	5,954	(23,106)	18,566
Provision for income taxes	-	81	4,900	1,965	-	6,946
Net income	$11,620	$11,620	$7,497	$3,989	$(23,106)	$11,620

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	2,492	-	2,492
Total comprehensive income	$11,620	$11,620	$7,497	$6,481	$(23,106)	$14,112

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 27, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$875,775	$64,703	$-	$940,478
Costs and expenses:
Cost of products sold	-	-	727,735	43,039	-	770,774
Selling, general and
administrative expenses	-	7,327	105,847	11,685	-	124,859
Intercompany administrative
charges	-	-	8,765	-	(8,765)	-
Amortization of intangible assets	-	-	14,739	-	-	14,739
Goodwill impairment	-	-	178,107	21,893	-	200,000
Total costs and expenses	-	7,327	1,035,193	76,617	(8,765)	1,110,372
Operating loss	-	(7,327)	(159,418)	(11,914)	8,765	(169,894)
Foreign currency loss	-	-	-	(555)	-	(555)
Intercompany interest	-	70,888	(70,232)	(656)	-	-
Interest expense	-	(103,790)	-	(649)	-	(104,439)
Interest income		332	80	74		486
Intercompany administrative income	-	8,765	-	-	(8,765)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(31,132)	(229,570)	(13,700)	-	(274,402)
Equity in subsidiaries' income (loss)	(232,167)	(213,488)	-	-	445,655	-
Income (loss) before income tax
provision (benefit)	(232,167)	(244,620)	(229,570)	(13,700)	445,655	(274,402)
Provision (benefit) for income taxes	-	(12,453)	(27,272)	(2,510)	-	(42,235)
Net loss	$(232,167)	$(232,167)	$(202,298)	$(11,190)	$445,655	$(232,167)

Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	(1,875)	-	(1,875)
Total comprehensive loss	$(232,167)	$(232,167)	$(202,298)	$(13,065)	$445,655	$(234,042)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the nine months ended September 29, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$983,729	$61,915	$-	$1,045,644
Costs and expenses:
Cost of products sold	-	-	773,677	41,328	-	815,005
Selling, general and
administrative expenses	-	6,026	103,199	10,657	-	119,882
Intercompany administrative
charges	-	-	9,841	-	(9,841)	-
Amortization of intangible assets	-	-	13,225	-	-	13,225
Total costs and expenses	-	6,026	899,942	51,985	(9,841)	948,112
Operating earnings (loss)	-	(6,026)	83,787	9,930	9,841	97,532
Foreign currency gain	-	-	-	3,916	-	3,916
Intercompany interest	-	68,708	(68,414)	(294)	-	-
Interest expense	-	(73,863)	(1)	(1,589)	-	(75,453)
Interest income	-	820	356	95	-	1,271
Intercompany administrative income	-	9,841	-	-	(9,841)	-
Income (loss) before equity in
subsidiaries' income	-	(520)	15,728	12,058	-	27,266
Equity in subsidiaries' income	18,026	18,370	-	-	(36,396)	-
Income before income tax
provision (benefit)	18,026	17,850	15,728	12,058	(36,396)	27,266
Provision (benefit) for income taxes	-	(176)	5,437	3,979	-	9,240
Net income	$18,026	$18,026	$10,291	$8,079	$(36,396)	$18,026

Other comprehensive income :
Foreign currency translation adjustments	-	-	-	5,788	-	5,788
Total comprehensive income	$18,026	$18,026	$10,291	$13,867	$(36,396)	$23,814

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 27, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$8,185	$8,390	$3,927	$-	$20,502
Accounts receivable, net	-	-	155,177	12,564	-	167,741
Inventories:
Raw materials	-	-	53,958	5,142	-	59,100
Work in process	-	-	28,222	1,503	-	29,725
Finished goods	-	-	37,199	3,021	-	40,220
Total inventory	-	-	119,379	9,666	-	129,045
Prepaid expenses and other
current assets	-	4,022	14,246	611	-	18,879
Deferred income taxes	-	-	15,947	-	-	15,947
Total current assets	-	12,207	313,139	26,768	-	352,114
Property and Equipment, at cost:
Land	-	-	3,565	169	-	3,734
Buildings and improvements	-	-	33,690	969	-	34,659
Machinery and equipment	-	1,170	242,380	6,718	-	250,268
Total property and equipment, net	-	1,170	279,635	7,856	-	288,661
Less accumulated depreciation	-	(222)	(110,036)	(2,752)	-	(113,010)
Total property and equipment, net	-	948	169,599	5,104	-	175,651
Other Assets:
Intangible assets, net	-	-	198,516	-	-	198,516
Goodwill	-	-	612,283	22,366	-	634,649
Investments in subsidiaries	35,038	(29,067)	-	-	(5,971)	-
Intercompany notes receivable	-	1,107,260	-	-	(1,107,260)	-
Other	-	42,361	306	-	-	42,667
Total other assets	35,038	1,120,554	811,105	22,366	(1,113,231)	875,832
	$35,038	$1,133,709	$1,293,843	$54,238	$(1,113,231)	$1,403,597

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$-	$-	$-	$-	$-
Accounts payable	-	1,437	102,179	5,596	-	109,212
Accrued expenses and taxes	-	34,109	58,370	3,759	-	96,238
Total current liabilities	-	35,546	160,549	9,355	-	205,450
Deferred income taxes	-	-	44,392	4,322	-	48,714
Intercompany notes payable	-	-	1,089,000	18,260	(1,107,260)	-
Other long term liabilities	-	9,170	50,154	1,116	-	60,440
Long-term debt, less current
maturities	-	1,053,955	-	-	-	1,053,955
Commitments and contingencies
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	210,203	210,203	102,424	395	(313,022)	210,203
Retained earnings (deficit)	(182,925)	(182,925)	(152,676)	13,752	321,849	(182,925)
Accumulated other
comprehensive income	7,760	7,760	-	7,038	(14,798)	7,760
	$35,038	$1,133,709	$1,293,843	$54,238	$(1,113,231)	$1,403,597

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$40,647	$18,376	$6,184	$-	$65,207
Accounts receivable, net	-	-	100,221	11,432	-	111,653
Inventories:
Raw materials	-	-	55,506	4,497	-	60,003
Work in process	-	-	21,987	1,084	-	23,071
Finished goods	-	-	42,296	2,912	-	45,208
Total inventory	-	-	119,789	8,493	-	128,282
Prepaid expenses and other
current assets	-	3,451	12,622	389	-	16,462
Deferred income taxes	-	-	12,797	-	-	12,797
Total current assets	-	44,098	263,805	26,498	-	334,401
Property and Equipment, at cost:
Land	-	-	3,840	177	-	4,017
Buildings and improvements	-	106	36,865	956	-	37,927
Machinery and equipment	-	49	234,750	6,122	-	240,921
Total property and equipment, net	-	155	275,455	7,255	-	282,865
Less accumulated depreciation	-	(126)	(81,417)	(2,326)	-	(83,869)
Total property and equipment, net	-	29	194,038	4,929	-	198,996
Other Assets:
Intangible assets, net	-	-	213,257	-	-	213,257
Goodwill	-	-	789,575	46,245	-	835,820
Investments in subsidiaries	239,544	115,861	-	-	(355,405)	-
Intercompany notes receivable	-	1,088,999	-	-	(1,088,999)	-
Other	-	37,932	5,201	-	-	43,133
Total other assets	239,544	1,242,792	1,008,033	46,245	(1,444,404)	1,092,210
	$239,544	$1,286,919	$1,465,876	$77,672	$(1,444,404)	$1,625,607

LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities:
Current maturities of long-term debt	$-	$6,623	$-	$250	$-	$6,873
Accounts payable	-	547	90,317	5,392	-	96,256
Accrued expenses and taxes	-	17,787	68,787	6,842	-	93,416
Total current liabilities	-	24,957	159,104	12,484	-	196,545
Deferred income taxes	-	-	86,866	4,285	-	91,151
Intercompany notes payable	-	-	1,088,999	-	(1,088,999)	-
Other long term liabilities	-	11,508	54,473	1,163	-	67,144
Long-term debt, less current
maturities	-	1,010,910	-	20,313	-	1,031,223
Commitments and contingencies
Stockholder's Equity:
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	180,667	180,667	26,812	5,572	(213,051)	180,667
Retained earnings	49,242	49,242	49,622	24,942	(123,806)	49,242
Accumulated other
comprehensive income	9,635	9,635	-	8,913	(18,548)	9,635
	$239,544	$1,286,919	$1,465,876	$77,672	$(1,444,404)	$1,625,607

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 27, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net cash provided by (used in)
operating activities	$-	$17,587	$(77,572)	$1,240	$-	$(58,745)
Cash flows from investing
activities:
Capital expenditures	-	(629)	(11,908)	(979)	-	(13,516)
Proceeds from sale of assets	-	5,810	3,002	-	-	8,812
Other	-	(127)	-	-	-	(127)
Net cash provided by (used in)
investing activities	-	5,054	(8,906)	(979)	-	(4,831)
Cash flows from financing
activities:
Proceeds from long-term debt	-	693,504	-	-	-	693,504
Proceeds from revolver borrowings	-	80,000	-	-	-	80,000
Proceeds from intercompany						-
investment	-	(94,752)	76,492	18,260	-	-
Payments on long-term debt	-	(657,347)	-	(20,563)	-	(677,910)
Payments on revolver borrowings	-	(80,000)	-	-	-	(80,000)
Debt issuance costs	-	(26,025)	-	-	-	(26,025)
Equity contributions	-	30,310	-	-	-	30,310
Equity repurchase	-	(793)	-	-	-	(793)
Net cash provided by (used in)
financing activities	-	(55,103)	76,492	(2,303)	-	19,086
Impact of exchange rate movement
on cash	-	-	-	(215)	-	(215)
Net decrease in cash
and cash equivalents	-	(32,462)	(9,986)	(2,257)	-	(44,705)
Cash and cash equivalents at the
beginning of the period	-	40,647	18,376	6,184	-	65,207
Cash and cash equivalents at the end
of the period	$-	$8,185	$8,390	$3,927	$-	$20,502

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 29, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net cash provided by (used in)
operating activities	$-	$(1,061)	$16,020	$3,969	$-	$18,928
Cash flows from investing
activities:
Capital expenditures	-	(396)	(10,721)	(857)	-	(11,974)
Proceeds from sale of assets	-	-	29	-	-	29
Acquisitions, net of cash acquired	-	(35,097)				(35,097)
Other	-	(228)	-	-	-	(228)
Net cash used in
investing activities	-	(35,721)	(10,692)	(857)	-	(47,270)
Cash flows from financing
activities:
Proceeds from revolver borrowings	-	50,000	-	-	-	50,000
Proceeds from intercompany						-
investment	-	3,330	(3,330)	-	-	-
Payments on long-term debt	-	(4,717)	-	(189)	-	(4,906)
Payments on revolver borrowings	-	(30,000)	-	-	-	(30,000)
Debt issuance costs	-	(2,100)	-	-	-	(2,100)
Equity contributions	-	750	-	-	-	750
Equity repurchase	-	(3,175)	-	-	-	(3,175)
Net cash provided by (used in)
financing activities	-	14,088	(3,330)	(189)	-	10,569
Impact of exchange rate movement
on cash	-	-	-	1,010	-	1,010
Net increase (decrease) in cash
and cash equivalents	-	(22,694)	1,998	3,933	-	(16,763)
Cash and cash equivalents at the
beginning of the period	-	35,632	14,319	3,323	-	53,274
Cash and cash equivalents at the end
of the period	$-	$12,938	$16,317	$7,256	$-	$36,511

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

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries’ ABL Facility place restrictions on its ability to pay dividends and otherwise transfer assets to us.  Further, the terms of the indentures governing Ply Gem Industries' Senior Subordinated Notes and Senior Secured Notes place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

Selling, general and administrative expense.  Selling, general and administrative expense, or “SG&A expenses,” includes all non-product related operating expenses, including selling, marketing, research and development costs, information technology and other general and administrative expenses.

Operating earnings (loss).  Operating earnings (losses) represents net sales less cost of products sold, SG&A expense and amortization of intangible assets.  For 2008, this amount includes a goodwill impairment.

Comparability.   All periods after the Pacific Windows acquisition in September 2007 include the results of operations of Pacific Windows.  As a result, the three and nine month periods ended September 27, 2008 will not be directly comparable to the three and nine month periods ended September 29, 2007.

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

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result compared to our assumptions and judgments, the results could be materially different from our estimates.  Significant judgments and estimates are used in the Company’s goodwill and intangible asset impairment tests where different assumptions could produce varying results. Management also believes that the four areas where different assumptions could result in materially different reported results are goodwill and intangible asset impairment tests, accounts receivable related to estimation of allowances for doubtful accounts, inventories in estimating reserves for obsolete and excess inventory, and warranty reserves.  Although we believe the likelihood of a material difference in these areas is low based upon our historical experience, a 10% change in our allowance for doubtful accounts, inventory reserve estimates, and warranty reserve at September 27, 2008 would result in an approximate $0.7 million, $1.1 million, and $4.7 million impact on expenses, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our combined and consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

Revenue Recognition.  We recognize sales based upon shipment of products to our customers net of applicable provisions for discounts and allowances.  Generally, the customer takes title upon shipment and assumes the risks and rewards of ownership of the product.  For certain products, our customers take title upon delivery, at which time revenue is then recognized.  Revenue includes selling price of the product and all shipping costs paid by the customer.  Revenue is reduced at the time of sale for estimated sales returns and all applicable allowances and discounts based on historical experience.  We also provide for estimates of warranty, bad debts, shipping costs and certain sales-related customer programs at the time of sale.  Shipping and warranty costs are included in cost of products sold.  Bad debt expenses and sales-related marketing programs are included in selling, general and administrative expense.  We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are reconciled to the actual amounts.

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

Inventories.  Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market.  At September 27, 2008 and December 31, 2007 approximately $11.8 million and $10.9 million of total inventories, respectively, were valued on the last-in, first-out method, or “LIFO.”  Under the first-in, first-out, or “FIFO”, method of accounting, such inventories would have been approximately $3.7 million higher at both September 27, 2008 and December 31, 2007.  All other inventories were valued under the FIFO method.  We record provisions, as appropriate, to writedown obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold.

Asset Impairment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if a triggering event occurs, we would evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and purchased intangible assets subject to amortization, based on expectations of non-discounted future cash flows for each asset group having a material amount of long-lived assets.  If circumstances indicate a potential impairment, and if the sum of the expected non-discounted future cash flow is less than the carrying amount of all assets including SFAS No. 144 long-lived assets, we would recognize an impairment loss.  A decrease in projected cash flows due to the depressed residential housing and remoldeling market was determined to be a triggering event during the third quarter of 2008.  The impairment test results did not indicate that an impairment existed at September 27, 2008.

Goodwill Impairment.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we perform an annual test for goodwill impairment.  We assess goodwill for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flow and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  The depressed residential housing and remodeling market was determined to be a triggering during the third quarter of 2008.  The test results indicated that an estimated impairment of approximately $200.0 million existed at September 27, 2008.  This impairment has been recognized within Windows and Doors' operating earnings for the three and nine months ended September 27, 2008. There is no assurance that: 1) valuation multiples will not decline, 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to perform its required annual goodwill impairment test during the fourth quarter and further declines in the residential housing and remodeling markets could result in future goodwill impairments.

Insurance Liabilities.  We record insurance liabilities and related expenses for health, workers’ compensation, product and general liability losses and other insurance expenses in accordance with either the contractual terms of their policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company relies on historical trends when determining the appropriate health insurance reserves to record in our consolidated balance sheets. The Company utilizes the advice and calculations of an actuarial consultant when determining the appropriate insurance reserves to record in our consolidated balance sheets for a substantial portion of our workers’ compensation and general and product liability losses.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies.

Income Taxes.   We account for deferred income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” (SFAS No. 109), which requires that the deferred tax consequences of temporary differences between the amounts recorded in our consolidated financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet.  Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainties in Income Taxes” (FIN 48), an interpretation of SFAS No. 109.  FIN 48 interprets and clarifies SFAS No. 109 regarding the required accounting of and establishes specific disclosures for uncertain tax positions taken or expected to be taken within an entity’s income tax returns and recognized in an entity’s financial statements.  FIN 48 prescribes the minimum financial statement recognition threshold for tax benefits generated by deductions, non-filing of tax returns or other tax positions taken or expected to be taken in an entity’s tax returns. The amount recorded in our financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns.  Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  We have executed a tax sharing agreement with Ply Gem Holdings, Inc. and Ply Gem Investment Holdings, Inc. pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  Our U.S. subsidiaries file unitary, combined and separate state income tax returns.  CWD files separate Canadian income tax returns.

The Company’s provision for income taxes in interim periods is based on an estimated annual effective income tax rate derived, in part, from estimated annual pre-tax results from ordinary operations in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods—an Interpretation of APB Opinion No. 28.” The Company did not include the expense associated with the permanent difference for the goodwill impairment (see Note 3) in the computation of the effective annual income tax rate for 2008 from estimated pre-tax results from ordinary operations. For the three months ended September 27, 2008, the permanent difference for the goodwill impairment increased income tax expense by approximately $61.6 million due to differences in the Company’s marginal tax rate of approximately 29.8% and its anticipated effective annual income tax rate from ordinary operations of approximately 37.8%.  For the nine months ended September 27, 2008, the Company’s tax benefit includes approximately $0.7 million tax benefit to correct for recent legislative changes in Canada that impact the future settlement of deferred taxes as well as the permanent difference for the goodwill impairment of approximately $61.6 million which increased income tax expense due to differences in the Company's marginal tax rate of approximately 22.4% and its anticipated effective annual income tax rate from ordinary operations of approximately 37.8%.  Accordingly, the provision for income taxes for the three and nine months ended September 27, 2008 has been computed by applying the discrete method in accordance with FIN 18 to account for these items.

Purchase accounting.  Business acquisitions are accounted for using the purchase method of accounting. The cost of the acquired company is allocated to identifiable tangible and intangible assets based on estimated fair value, with the excess allocated to goodwill.

Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations included in this report.

(Amounts in thousands)
	Three months ended		Nine months ended
	September 27,	September 29,	September 27,	September 29,
	2008	2007	2008	2007

Net Sales
Siding, Fencing and Railing	$216,446	$234,218	$572,756	$650,704
Windows and Doors	126,379	135,457	367,722	394,940
Operating earnings (loss)
Siding, Fencing and Railing	27,146	30,499	44,952	67,207
Windows and Doors	(201,171)	12,559	(207,519)	36,351
Unallocated	(2,458)	(2,285)	(7,327)	(6,026)
Foreign currency gain (loss)
Windows and Doors	(60)	1,708	(555)	3,916
Interest expense, net
Siding, Fencing and Railing	43	20	72	95
Windows and Doors	26	(481)	(567)	(1,234)
Unallocated	(30,193)	(23,454)	(103,458)	(73,043)
Income tax expense (benefit)
Unallocated	(15,835)	6,946	(42,235)	9,240

Net income (loss)	$(190,832)	$11,620	$(232,167)	$18,026

Operating earnings (loss) for the Windows and Doors segment in the above table includes an estimated goodwill impairment of approximately $200.0 million for the three and nine month periods ended September 27, 2008.

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

Siding, Fencing and Railing Segment

	For the three months ended
(dollars in thousands)	September 27, 2008		September 29, 2007
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$216,446	100%	$234,218	100%
Cost of products sold	168,693	77.9%	180,413	77.0%
Gross profit	47,753	22.1%	53,805	23.0%
SG&A expense	18,470	8.5%	21,113	9.0%
Amortization of intangible assets	2,137	1.0%	2,193	0.9%
Operating earnings	$27,146	12.5%	$30,499	13.0%

Net Sales

Net sales for the three months ended September 27, 2008 decreased compared to the same period in 2007 by approximately $17.8 million, or 7.6%.  The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector and overall softness in repair and remodeling expenditures.  These market conditions negatively impacted the demand for our products.  According to the National Association of Home Builders (“NAHB”), third quarter 2008 single family housing starts are estimated to show a decline of approximately 36.9% from actual levels achieved in the third quarter of 2007.  The new construction sector of the market is expected to continue to be negatively impacted during the balance of 2008 according to the NAHB’s October 20, 2008 forecast.  Additionally, according to the NAHB’s October 2008 forecast, single family housing starts are expected to decline in 2008 by 38.8% as compared to their full year 2007 estimate.  The decrease in net sales that resulted from industry wide market demand declines was partially offset by price increases that we implemented in response to increasing raw materials and freight costs as discussed below in cost of products sold.

Cost of Products Sold

Cost of products sold for the three months ended September 27, 2008 decreased compared to the same period in 2007 by approximately $11.7 million, or 6.5%.  The decrease in cost of products sold was due to lower sales as discussed above, but was partially offset by higher raw material costs, primarily PVC resin and aluminum, as well as higher freight costs driven by higher oil costs.  Gross profit as a percentage of net sales for the three months ended September 27, 2008 decreased from the same period in 2007 from 23.0% to 22.1%. The decrease in gross profit as a percentage of sales was driven by lower unit sales volume. In light of current market conditions for building products, the Company has adjusted the size of its workforce and reduced its fixed overhead structure, including reductions in certain fixed expenses related to the vinyl siding plants in Atlanta, GA and Denison, TX, which ceased production in April of 2007 and February of 2008, respectively.  The Company expects to save approximately $5.0 million and $10.0 million annually from the closure of the Atlanta, GA and the Denison, TX facilities, respectively.  Although certain raw material and freight costs increased during the third quarter, their impact on gross profit as a percentage of net sales was offset by selling price increases.

Selling, general and administrative expense

SG&A expense for the three months ended September 27, 2008 decreased by approximately $2.6 million, or 12.5%, from the same period in 2007. The decrease in SG&A expense was primarily due to lower selling costs and other fixed expenses that have been reduced in light of current market conditions for building products.

	For the nine months ended
(dollars in thousands)	September 27, 2008		September 29, 2007
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$572,756	100%	$650,704	100%
Cost of products sold	463,503	80.9%	512,397	78.7%
Gross profit	109,253	19.1%	138,307	21.3%
SG&A expense	57,890	10.1%	64,169	9.9%
Amortization of intangible assets	6,411	1.1%	6,931	1.1%
Operating earnings	$44,952	7.8%	$67,207	10.3%

Net Sales

Net sales for the nine months ended September 27, 2008 decreased compared to the same period in 2007 by approximately $77.9 million, or 12.0%.  The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts, which negatively impacted the new construction sector and overall softness in repair and remodeling expenditures.  These market conditions negatively impacted demand for our products.  According to the NAHB, third quarter 2008 single family housing starts are estimated to show a decline of approximately 36.9% from actual levels achieved in the third quarter of 2007.  The new construction sector of the market is expected to continue to be negatively impacted during the balance of 2008 according to the NAHB’s October 20, 2008 forecast.  Additionally, according to the NAHB’s October 2008 forecast, single family housing starts are expected to decline in 2008 by 38.8% as compared to their full year 2007 estimate.  The decrease in net sales that resulted from industry wide market demand declines was partially offset by price increases that we implemented in response to increasing raw materials and freight costs as discussed below in cost of products sold.

Cost of Products Sold

Cost of products sold for the nine months ended September 27, 2008 decreased compared to the same period in 2007 by approximately $48.9 million, or 9.5%.  The decrease in cost of products sold was due to lower sales as discussed above, but was partially offset by higher raw material costs, primarily PVC resin and aluminum, as well as higher freight costs driven by higher oil costs.  Gross profit as a percentage of net sales for the nine months ended September 27, 2008 decreased from the same period in 2007 from 21.3% to 19.1%. The decrease in gross profit as a percentage of sales was driven by lower unit sales volume and increased raw material and freight costs. We have implemented selling price increases in response to higher raw material costs and freight costs, however, our gross profit as a percentage of sales was negatively impacted by the delay between the time of raw material and freight cost increases and the price increases that we implemented.  Additionally, in light of current market conditions for building products, the Company has adjusted the size of its workforce and reduced its fixed overhead structure, including reductions in certain fixed expenses related to the vinyl siding plants in Atlanta, GA and Denison, TX, which ceased production in April of 2007 and February of 2008, respectively.  The Company expects to save approximately $5.0 million and $10.0 million annually from the closure of the Atlanta, GA and the Denison, TX facilities, respectively.

Selling, general and administrative expense

SG&A expense for the nine months ended September 27, 2008 decreased by approximately $6.3 million, or 9.8%, from the same period in 2007. The decrease in SG&A expenses was primarily due to lower selling and marketing costs and other fixed expenses that have been reduced in light of current market conditions for building products.

Windows and Doors Segment

	For the three months ended
(dollars in thousands)	September 27, 2008		September 29, 2007
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$126,379	100%	$135,457	100%
Cost of products sold	106,722	84.4%	103,612	76.5%
Gross profit	19,657	15.6%	31,845	23.5%
Goodwill impairment	200,000	158.3%	-	0.0%
SG&A expense	18,052	14.3%	17,190	12.7%
Amortization of intangible assets	2,776	2.2%	2,096	1.5%
Operating earnings (loss)	$(201,171)	-159.2%	$12,559	9.3%
Currency transaction gain/(loss)	(60)	0.0%	1,708	1.3%

Net Sales

Net sales for the three months ended September 27, 2008 decreased compared to the same period in 2007 by approximately $9.1 million, or 6.7%. The decrease was due to lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as discussed above, as well as lower demand for our repair and remodeling windows which declined due to a slowdown in the remodeling and replacement activity across the U.S.  In addition, sales in our Canadian window business decreased due to slowing housing demand in the western Canadian province of Alberta. The decrease in sales was partially offset by sales from Pacific Windows which was acquired in September 2007 and price increases that were implemented in response to increasing raw material and freight costs as discussed below.

Cost of Products Sold

Cost of products sold for the three months ended September 27, 2008 increased by approximately $3.1 million, or 3.0%, over the same period in 2007.  The increase in cost of products sold resulted from Pacific Windows which was acquired in September 2007, higher raw material costs, primarily PVC resin and aluminum, as well as higher freight costs driven by higher oil costs, partially offset by lower sales as discussed above.  Gross profit as a percentage of net sales for the three months ended September 27, 2008 decreased from the same period in 2007 from 23.5% to 15.6%.  The decrease in gross profit percentage was driven by lower unit sales volume, increased raw material and freight costs which were not fully offset by selling price increases, as well as Pacific Windows sales which currently carry a lower gross profit margin than the Company’s other window and door products.

Goodwill Impairment

As a result of the depressed residential housing and remodeling markets, the Company conducted an interim goodwill impairment test during the third quarter of 2008 and incurred an estimated $200.0 million impairment charge to operating earnings.  This non-cash charge does not affect the Company’s cash position, liquidity, debt covenants, or have any impact on future operations.

Selling, general and administrative expense

SG&A expense for the three months ended September 27, 2008 increased by approximately $0.9 million, or 5.0%, over the same period in 2007, primarily due to the addition of Pacific Windows and reorganization expenses incurred to integrate our U.S. window companies into one operating group.  The reorganization expenses are primarily comprised of fees paid to consultants assisting with the reorganization and integration of our U.S. window group, as well as severance cost related to positions that have been eliminated.  The Company believes that the reorganization of our U.S. window group will allow us to better serve our customers and markets, while reducing our operating costs.

Amortization of intangible assets

Amortization expense for the three months ended September 27, 2008 increased by $0.7 million or 32.4% primarily due to the Pacific Windows acquisition.

	For the nine months ended
(dollars in thousands)	September 27, 2008		September 29, 2007
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$367,722	100%	$394,940	100%
Cost of products sold	307,271	83.6%	302,608	76.6%
Gross profit	60,451	16.4%	92,332	23.4%
Goodwill impairment	200,000	54.4%	-	0.0%
SG&A expense	59,642	16.2%	49,687	12.6%
Amortization of intangible assets	8,328	2.3%	6,294	1.6%
Operating earnings (loss)	$(207,519)	-56.4%	$36,351	9.2%
Currency transaction gain/(loss)	(555)	-0.2%	3,916	1.0%

Net Sales

Net sales for the nine months ended September 27, 2008 decreased compared to the same period in 2007 by approximately $27.2 million, or 6.9%. The decrease was due to lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as discussed above, as well as lower demand for our repair and remodeling windows which declined due to a slowdown in the remodeling and replacement activity across the U.S.  The decrease in sales was partially offset by the sales from Pacific Windows which was acquired in September 2007 and price increases that were implemented in response to increasing raw material and freight costs as discussed below.

Cost of Products Sold

Cost of products sold for the nine months ended September 27, 2008 increased by approximately $4.7 million, or 1.5%, over the same period in 2007.  The increase in costs of products sold was attributable to Pacific Windows, which was acquired in the fourth quarter of 2007, but was largely offset by a decrease in cost of products sold driven by the lower sales levels. Gross profit as a percentage of net sales for the nine months ended September 27, 2008 decreased from the same period in 2007 from 23.4% to 16.4%.  The decrease in gross profit percentage was driven by lower unit sales volume, increased raw material and freight costs which were not fully offset by selling price increases, as well as Pacific Windows which currently carries a lower gross profit margin than the Company’s other window and door products.

Goodwill Impairment

As a result of the depressed residential housing and remodeling markets, the Company conducted an interim goodwill impairment test during the third quarter of 2008 and incurred an estimated $200.0 million impairment charge to operating earnings.  This non-cash charge does not affect the Company’s cash position, liquidity, debt covenants, or have any impact on future operations.

Selling, general and administrative expense

SG&A expense for the nine months ended September 27, 2008 increased by approximately $10.0 million, or 20.0%, over the same period in 2007, primarily due to the addition of Pacific Windows and reorganization expenses incurred to integrate our U.S. window companies into one operating group.  The reorganization expenses are primarily comprised of fees paid to third party consultants assisting with the reorganization and integration of our U.S. window group, as well as severance costs related to positions that have been eliminated.  The Company believes that the reorganization of our U.S. window group will allow us to better serve our customers and markets, while reducing our operating costs.

Amortization of intangible assets

Amortization expense for the nine months ended September 27, 2008 increased by $2.0 million or 32.3% primarily due to the Pacific Windows acquisition.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the three months ended
(dollars in thousands)	September 27, 2008	September 29, 2007
	(unaudited)	(unaudited)
Statement of operations data:
Operating loss	$(2,458)	$(2,285)
Interest expense	(30,278)	(23,903)
Investment income	85	449
Income tax (provision) benefit	15,835	(6,946)

Operating loss Unallocated operating loss for the three months ended September 27, 2008 increased by approximately $0.2 million over the same period in 2007.  The increase was driven by higher salary and travel and entertainment expenses due to the addition of a corporate marketing department.

Interest expense Interest expense for the three months ended September 27, 2008 increased by approximately $6.4 million over the same period in 2007.  The increase was primarily due to additional interest of approximately $20.1 million on the $700.0 million Senior Secured Notes issued June 9, 2008, offset by a decrease of approximately $13.5 million due to interest paid in 2007 on the Company’s previous term loan which was extinguished effective June 9, 2008, and a decrease of approximately $0.2 million primarily due to a decrease in amortization of deferred financing costs.

Income taxes The income tax (provision) benefit for the three months ended September 27, 2008 changed by approximately $22.8 million from a tax provision of approximately $6.9 million in 2007 to a tax benefit of approximately $15.8 million in 2008, primarily as a result of the larger pre-tax loss for the 2008 period versus the 2007 period.  The Company’s effective tax rate for the quarter was 7.7% resulting primarily from the estimated goodwill impairment of approximately $200.0 million. The Company's effective tax rate for the year ending December 31, 2008 is estimated to be 37.8%, excluding the impairment.

	For the nine months ended
(dollars in thousands)	September 27, 2008	September 29, 2007
	(unaudited)	(unaudited)
Statement of operations data:
Operating loss	$(7,327)	$(6,026)
Interest expense	(103,790)	(73,863)
Investment income	332	820
Income tax benefit (provision)	42,235	(9,240)

Operating loss Unallocated operating loss for the nine months ended September 27, 2008 increased by approximately $1.3 million over the same period in 2007.  The increase was driven by higher salary and travel and entertainment expenses due to the addition of a corporate marketing department.

Interest expense    Interest expense for the nine months ended September 27, 2008 increased by approximately $29.9 million over the same period in 2007.  The increase was due to additional interest of approximately $24.7 million on the $700.0 million Senior Secured Notes issued June 9, 2008 and approximately $27.6 million of interest costs incurred in the second quarter of 2008 related to the issuance of new debt (approximately $14.0 million deferred financing costs associated with previous debt, approximately $6.8 million for a prepayment premium, and approximately $6.8 million of bank amendment fees that was subsequently retired).  These increases were partially offset by a decrease of approximately $21.2 million due to interest paid in 2007 on the Company’s previous term loan which was extinguished effective June 9, 2008, and a decrease of approximately $1.2 million resulting from the reclassification of 2007 third-party financing costs from other expense to interest expense.

Income taxes   The income tax (provision) benefit for the nine months ended September 27, 2008 changed by approximately $51.5 million from a tax provision of approximately $9.2 million in 2007 to a tax benefit of approximately $42.2 million in 2008, primarily as a result of the larger pre-tax loss for the 2008 period versus the 2007 period.  The Company’s effective tax rate for the nine months ended September 27, 2008 was 15.4% resulting primarily from the estimated goodwill impairment of approximately $200.0 million. The Company's effective tax rate for the year ending December 31, 2008 is estimated to be 37.8% excluding the impairment.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We have historically financed these cash requirements through internally generated cash flow and funds borrowed under our credit facilities.

Net cash provided by (used in) operating activities for the first nine months of 2008 and 2007 was approximately $(58.7) million and $18.9 million, respectively.  The increase in net cash used in operating activities for the 2008 period compared to the 2007 period was primarily driven by a higher net loss of approximately $45.5 million, excluding the estimated goodwill impairment of approximately $200.0 million and the financing costs of approximately $27.6 million.  The decrease in net income was offset by increased depreciation and amortization of approximately $8.0 million. The remaining decrease was related to changes in our current assets and liabilities.

Net cash used in investing activities for the first nine months of 2008 and 2007 was approximately $4.8 million and $47.3 million, respectively.  Net cash used in investing activities for the 2008 period consisted of approximately $13.5 million for capital expenditures, partially offset by approximately $8.8 million provided from the sale of assets.  Net cash used for capital expenditures was approximately $12.0 million for the 2007 period.  The 2007 outflow resulted primarily from the cash paid for the Pacific Windows acquisition.

Net cash provided by financing activities for the first nine months of 2008 and 2007 was approximately $19.1 million and $10.6 million, respectively.  Net cash provided by financing activities for the first nine months of 2008 included proceeds from the issuance on June 9, 2008 of $700.0 million of Senior Secured Notes at an approximate 1.0% discount yielding proceeds of approximately $693.5 million.  The Senior Secured Notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum which will require annual interest payments of approximately $82.3 million.  We used the proceeds from the initial issuance of the Senior Secured Notes to repay all of the outstanding indebtedness at June 9, 2008 under our existing senior secured credit facility, including the revolver, of approximately $691.2 million.

Concurrently with the Senior Secured Notes offering, we entered into a new senior secured asset-based revolving credit facility (the “ABL Facility”).  The ABL Facility provides for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years including sub-facilities for letters of credit, swingline loans and borrowings in Canadian dollars and United States dollars by CWD.  The ABL Facility will, however, mature on October 15, 2011 if Ply Gem Industries’ 9% Senior Subordinated Notes due 2012 are not refinanced by such date.  In addition, the ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.

Net cash provided by financing activities for the first nine months of 2008 included debt issuance costs of $26.0 million related to the $700.0 million offering of Senior Secured Notes on June 9, 2008 and the entry into the ABL Facility.  Also included in cash provided by financing activities for the first nine months of 2008 was a $30.0 million cash equity contribution that Ply Gem received from CI Capital Partners LLC as a condition to Ply Gem’s amendment of its prior credit facility on May 23, 2008. This amendment increased the interest rate on the term loan and extended the maturity of the revolving credit facility from February 12, 2009 to August 12, 2010.  On May 23, 2008 the senior credit facility was amended and subsequently paid off on June 9, 2008 with the proceeds from the Senior Secured Notes offering.  This eliminated any potential loan covenant violation or events of default under the previous debt instrument.

Due to current economic conditions and related impacts on the value of the plan assets, the Company may be required to increase the pension liability as of December 31, 2008. This would result in a charge to accumulated other comprehensive income which would lower stockholder's equity. The Company's pension contribution in 2009 may be increased; however, the amount of the increase will not be determined until the first quarter of 2009.

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our ABL facility.  As of September 27, 2008, we had approximately $1,054.0 million of indebtedness and $146.1 million of availability under the ABL facility.

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

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in the Company’s Annual Report on Form 10-K, the Company has a potential obligation related to certain tax issues of approximately $6.3 million, including net interest of approximately $0.3 million.  The timing of the potential tax payments is unknown.

As discussed in the liquidity section, Ply Gem Industries issued $700.0 million of Senior Secured Notes on June 9, 2008 that will mature on June 15, 2013.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under its existing senior term facilities of approximately $691.2 million.  Concurrently with the Senior Secured Notes offering, Ply Gem Industries, the Company, and the subsidiaries of Ply Gem Industries entered into ABL Facility for financing of up to $150.0 million which will mature in 2013 or on October 15, 2011 if Ply Gem Industries Senior Subordinated Notes due 2012 are not refinanced by such date.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of each pension and postretirement benefit plan as an asset or liability in its balance sheet and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholder's equity.  SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 were effective for our December 31, 2007 financial statements.  Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of its year-end balance sheet.  For our financial statements as of December 31, 2008, we will change our September 30 measurement date for our plans’ assets and obligations to comply with this requirement. The Company is currently evaluating the impact of the measurement date change.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We based these forward-looking statements on our current expectations and projections about future events. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Forward-looking statements are identified by words such as “believe,” “anticipate,” “expect,” “intend,” “plan,” “will,” “may” and other similar expressions. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances are forward-looking statements. The following factors could cause our actual results to differ materially from those implied by the forward-looking statements in this Quarterly Report:

•	our high degree of leverage and significant debt service obligations;

•	restrictions under the indentures governing the Senior Secured Notes and our Senior Subordinated Notes and restrictions under our ABL Facility;

•	the competitive nature of our industry;

•	changes in interest rates, and general economic, home repair and remodeling and new home construction market conditions;

•	changes in the price and availability of raw materials; and

•	changes in our relationships with our significant customers.

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report include those set forth in our 2007 Annual Report on Form 10-K.  We undertake no obligation to update the forward-looking statements in this filing.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provides for borrowings of up to $150.0 million, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.4 million per year.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three months ended September 27, 2008, the net impact of foreign currency changes to the Company’s results of operations was a loss of $0.1 million, and for the nine months ended September 27, 2008, the net impact of foreign currency changes to the Company’s results of operations was a loss of $0.6 million.  The impact of foreign currency changes related to translation resulted in an decrease in stockholders’ equity of approximately $1.9 million for the nine months ended September 27, 2008.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  For the nine months ended September 27, 2008, we did not have any outstanding foreign currency hedging contracts.

Item 4. CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 27, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms. There have been no changes in our internal controls over financial reporting during the three month period ended September 27, 2008, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1A. RISK FACTORS

Downturns in the home repair and remodeling and new home construction sectors or the economy could lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence, unemployment, and the availability of consumer credit.  Current market forecasts indicate that single family housing starts for the new construction market and home repair and remodeling expenditures have declined in 2008 as compared to the levels for 2007.  If these market forecasts are correct, our net sales and net income may be adversely affected.

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

Item 6. EXHIBITS

(a)                 Exhibits

Exhibit No.         Description of Exhibit

* 10.1	Retention Bonus Award letter to Gary Robinette, dated as of November 7, 2008
* 10.2	Amended and Restated Retention Agreement with Shawn Poe, dated as of November 7, 2008
* 31.1	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
* 31.2	Certification by Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
* 32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 32.2	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  November 10, 2008

By	/s/Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date:  November 10, 2008

By	/s/Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary