Form 10-K
PLY GEM HOLDINGS INC
filed 2009-03-30
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or
[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________.

Commission File Number:   333-114041

PLY GEM HOLDINGS, INC.
 (Exact name of registrant as specified in its charter)

Delaware	20-0645710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5020 Weston Parkway, Suite 400, Cary, North Carolina	27513
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code: 919-677-3900

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by checkmark if the registrant is a well–known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes ☐                      No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer  ☐     Non-accelerated filer  ☒   Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2008 was $0.

The Company had 100 shares of common stock outstanding as of March 30, 2009.

Documents incorporated by reference:  None

Form 10-K Annual Report

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING COMMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions.  Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included herein. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under "Risk factors," and the following:

•	our high degree of leverage and significant debt service obligations;

•	restrictions under the indentures governing the Senior Secured Notes and Senior Subordinated Notes and restrictions under our senior secured asset-based revolving credit facility;

•	the competitive nature of our industry;

•	changes in interest rates, and general economic, home repair and remodeling, and new home construction market conditions;

•	changes in the price and availability of raw materials; and

•     changes in our relationships with our significant customers.

PART I

Item 1.  BUSINESS

Company Overview

We are a leading manufacturer of residential exterior building products in North America.  We offer a comprehensive product line of vinyl siding and skirting, vinyl windows and doors, vinyl and composite fencing and railing, and stone veneer that serves both the home repair and remodeling and new home construction sectors in the United States and Western Canada.  Vinyl building products have the leading share of sales by volume in siding and windows, and a fast growing share of sales by volume in fencing in the U.S.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood and aluminum windows, wood, vinyl and aluminum clad windows, and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products.  We believe our broad product offering and geographically diverse manufacturing base allow us to better serve our customers and provide us with a competitive advantage over other vinyl building products suppliers.  We have two reportable segments: (i) Siding, Fencing, and Stone, and (ii) Windows and Doors.

           Additional information concerning our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.
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

History

Ply Gem Holdings was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”).  Nortek was at the time a wholly-owned subsidiary of Nortek Holdings, Inc. (“Nortek Holdings”).  The Ply Gem acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries to Ply Gem Holdings, pursuant to the terms of the stock purchase agreement among Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings"), Nortek and WDS LLC, dated as of December 19, 2003, as amended.  Prior to February 12, 2004, Ply Gem Holdings had no operations and Ply Gem Industries was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek.  Ply Gem Holdings, a Delaware corporation, is a wholly-owned subsidiary of Ply Gem Investment Holdings, a Delaware corporation controlled by an affiliate of CI Capital Partners LLC, formerly known as Caxton-Iseman Capital LLC.  Prior to the Ply Gem Acquisition, Ply Gem Industries was known as the Windows, Doors and Siding division of Nortek.

On August 27, 2004, Ply Gem Industries acquired all of the outstanding shares of capital stock of MWM Holding, Inc. (“MWM Holding”), in accordance with the Stock Purchase Agreement entered into among Ply Gem Industries, MWM Holding, and the selling stockholders, dated as of July 23, 2004.  MWM Holding, a Delaware corporation, is a wholly-owned subsidiary of Ply Gem Industries.  MWM Holding is the sole owner of all of the outstanding shares of capital stock of MW Manufacturers, Inc. (“MW”).  Prior to the MW acquisition, MWM Holding was owned by Investcorp SA (“Investcorp”) and its affiliates and members of MW management.

On February 24, 2006, in connection with the acquisition of AWC Holding Company (“AWC”, and together with its subsidiaries, “Alenco”), a new holding company, Ply Gem Prime Holdings, Inc. (“Ply Gem Prime Holdings”), was formed pursuant to a merger involving Ply Gem Investment Holdings.  As a result, Ply Gem Prime Holdings became the sole shareholder of Ply Gem Investment Holdings, each outstanding share of capital stock of Ply Gem Investment Holdings was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime Holdings and Ply Gem Prime Holdings assumed Ply Gem Investment Holdings’ obligations under the Ply Gem Investment Holdings 2004 Stock Option Plan.  In connection therewith, each outstanding stock option and phantom unit of Ply Gem Investment Holdings was converted on a 1:1 basis into a stock option and phantom unit of Ply Gem Prime Holdings.

On February 24, 2006, Ply Gem completed the Alenco acquisition in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock option holders of AWC and FNL Management Corp., an Ohio corporation, as their representative on February 6, 2006.  Pursuant to the securities purchase agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase shares of common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco that were contributed separately to Ply Gem Prime Holdings, the new parent company of Ply Gem Investment Holdings, in exchange for shares of capital stock of Ply Gem Prime Holdings).  Immediately following the completion of the Alenco acquisition, AWC became a wholly owned subsidiary of Ply Gem.   The Alenco acquisition directly supports the Company’s national window strategy and today operates under common leadership with our other U.S. window businesses.

On October 31, 2006, Ply Gem completed the acquisition of Alcoa Home Exteriors, Inc. (“AHE”) in accordance with a stock purchase agreement entered into among Ply Gem, Alcoa Securities Corporation and Alcoa Inc. on September 22, 2006.  Pursuant to such stock purchase agreement, Ply Gem purchased all of the issued and outstanding shares of common stock of AHE so that, immediately following the completion of such purchase, AHE became a wholly owned subsidiary of Ply Gem.  The AHE acquisition did not include an additional investment by management.  AHE is a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories.  As a result of the AHE acquisition, AHE became part of our Siding, Fencing, and Stone Segment and operates under common leadership with our existing siding business.

On September 30, 2007, Ply Gem completed the acquisition of CertainTeed Corporation’s vinyl window and patio door business through a stock acquisition.  On the acquisition date, the Company changed the name of the acquired business to Ply Gem Pacific Windows Corporation (“Pacific Windows”).  The acquired vinyl window business is a leading manufacturer of premium vinyl windows and patio doors and produces windows for the residential new construction and remodeling markets and produces and sells window lineals to licensed window fabricators in the eastern United States. During the first quarter of 2008, Ply Gem sold certain assets that were acquired in the Pacific Windows acquisition that had been used to produce and sell window lineals to licensed fabricators in the eastern United States.  The Pacific Windows’  vinyl window and patio door business operates three fabrication facilities which are located in Auburn, Washington, Corona, California, and Sacramento, California.  The Pacific Windows acquisition directly supports the Company’s national window strategy and today Pacific Windows operates under common leadership with our other U.S. window businesses.

On October 31, 2008, Ply Gem completed an asset acquisition of United Stone Veneer, LLC (“USV”).  USV manufactures stone veneer products and operates a manufacturing facility in Middleburg, PA.  As a result of the USV acquisition, the Company modified the name of its “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone” during 2008.

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

Business Strategy

†
Continued  Market Share Gains.   We intend to increase our market share both in our siding, fencing and stone products and in our window and door products by utilizing the breadth of our broad geographical footprint to serve customers across the United States and Canada.  Additionally, our continued investments in product innovation and quality coupled with strong customer service further enhance our ability to capture market share in each of our markets. Furthermore, we believe there is substantial opportunity across our product families to cross-sell and bundle products to further leverage our channel partners and exclusive industry relationships.

We have integrated our siding businesses into one operating group and have placed all of our siding, fencing and stone business units under common leadership to improve strategic focus, reduce costs and better serve our customers.  We have organized our U.S. window businesses under one common leadership team to enhance our strategic focus. With our extensive manufacturing capabilities, product breadth and national distribution capabilities, we believe we can provide our customers with a cost-effective, single source from which to purchase their residential exterior building products.

†
Expand Brand Coverage and Product Innovation.  We intend to continually increase the value of the Ply Gem brands by leveraging the Ply Gem brand principles across each of the product brands in the Siding, Fencing and Stone and Windows and Doors business segments.  These principles embodied within the Ply Gem experience for all customers, include: Service, Distribution, Reliability, Selection, Innovation and Sustainability.  Together, they provide the customer a consistent and differentiated experience as compared to Ply Gem’s competitors. In addition, we plan to maximize the value of our new product innovations and technologies by deploying best practices and manufacturing techniques across our product categories. For example, we believe our innovations and expertise in manufacturing composite materials for railing products have favorably positioned our siding and accessories products for future introduction of composite materials.  Furthermore, our recent addition of manufactured stone veneer to our product offering will provide our existing siding customers with access to the fastest growing category of exterior cladding products.  Our vertical integration in producing aluminum windows positioned us to introduce a new aluminum and wood clad window, which won the new product of the day award at the 2008 International Builder’s Show. We currently employ 36 research and development professionals dedicated to new product development, reformulation, product redesign and other manufacturing and product improvements.

†
Further Improve Operating Efficiencies.  While we have significantly improved our vinyl siding manufacturing cost structure over the last several years, we believe that there are further opportunities for improvement. We have proactively managed our manufacturing capacity in light of current depressed market conditions as was demonstrated by our closure of our Denison, Texas vinyl siding manufacturing facility in February 2008 and our announced plans to close our Hammonton, New Jersey and Phoenix, Arizona window manufacturing facilities, which will reduce manufacturing cost and improve operational efficiencies at our remaining manufacturing facilities. We have expanded our efforts to vertically integrate certain raw materials used in window lineal production, including PVC compound, as well as expanding our in-house window lineal and aluminum window inserts production.  In addition, we implemented manufacturing improvements and best practices across all of our product categories, including, for example, expansion of our virtual plant strategy in our vinyl siding facilities and further vertical integration in our window product lines which was demonstrated with the introduction of our new aluminum clad window line in early 2008. We also plan to optimize product development, sales and marketing, materials procurement, operations and administrative functions across all of our product categories. We believe that significant opportunities remain as we further leverage our buying power across raw materials as well as spending for non-raw material items by obtaining volume discounts and minimizing costs. In addition, the integration of our sales and marketing efforts across our product categories provides an ongoing opportunity to significantly improve sector penetration.

Industry Overview

Demand for exterior building products, including siding, fencing, stone, windows and doors, is primarily driven by repair and remodeling of existing homes and construction of new homes, which are affected by changes in national and local economic and demographic conditions, employment levels, availability of financing, interest rates, consumer confidence and other factors.

Home Repair and Remodeling.
Since the early 1990’s and through 2006, demand for home repair and remodeling products remained robust as a result of strong economic growth, low interest rates and favorable demographic trends.  According to the U.S. Census Bureau, expenditures for maintenance, repairs, and improvements increased from $138.3 billion in 1997 to $175.7 billion in 2002 and $236.6 billion in 2007, representing a five and ten-year compound annual growth rate of 4.9% and 5.5%, respectively.  However, during 2007 and 2008 the ability for home owners to finance repair and remodeling expenditures, such as replacement windows or vinyl siding, has been negatively impacted by a general tightening of lending requirements by banks and other financial institutions which negatively impact consumers ability to finance home repair and remodeling expenditures.  In addition, management believes that expenditures for home repair and remodeling products is also impacted by consumer confidence which has been declining in recent months due to general economic conditions. As such, management believes expenditures for home repair and remodeling products declined in 2008 from 2007 levels and expects that expenditures for home repair and remodeling products to further decline in 2009 from 2008 levels.

New Home Construction.
New home construction experienced strong growth from the early 1990s to 2006, with housing starts having increased at a compound annual growth rate of 3.9%.  However in 2007 and 2008, single family housing starts declined by 29.8% and 40.3% respectively, according to the National Association of Home Builders, and are expected to decline further in 2009 by approximately 42.9%.

While the industry is experiencing a period of severe correction and downturn, management believes the long-term economics for new construction are favorable and supported by a favorable interest rate environment and strong demographic trends, as increasing immigration drives demand for starter homes. According to the Joint Center for Housing Studies of Harvard University, net new households between 2010 and 2020 is expected to reach 14.4 million units, as compared to 12.6 million units added from 1995 - 2005.   Additionally, the U.S. Congress recently passed an economic stimulus package that provides, among other things, favorable tax credits towards home purchases which are intended to stimulate demand in the U.S. housing market.

Description of Business

Financial information about our segments is included in the Notes to Consolidated Financial Statements and incorporated herein by reference.

Siding, Fencing, and Stone Segment

Products
In our Siding, Fencing, and Stone segment, our principal products include vinyl siding and skirting, vinyl and aluminum soffit, aluminum trim coil, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems, injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts, vinyl fence, vinyl and composite railing, and stone veneer.  We sell our siding and accessories under our Variform, Napco, Mastic Home Exteriors, and Cellwood brand names and under the Georgia-Pacific brand name through a private label program.  We also sell our Providence line of vinyl siding and accessories to Lowe’s under our Durabuilt private label brand name.  Our vinyl and vinyl-composite fencing and railing products are sold under our Kroy and Kroy Express brand names.  Our stone veneer products are sold under our United Stone Veneer brand name.  A summary of our product lines is presented below according to price point:

Specialty/Super Premium
•	CSL 600 (Variform)
•	Heritage Cedar Shingle and Round Cut (Variform)
•	Victoria Harbor (Variform)
•	Cedar Select Shingle and Round Cut (Napco)
•	American “76” Collection (Napco)
•	Structure EPS (Mastic Home Exteriors)
•	Cedar Discovery (Mastic Home Exteriors)
•	Cedar Dimensions (Cellwood)
•	Cedar Spectrum Shingle (Georgia-Pacific)
•	Cedar Spectrum Round Cut (Georgia-Pacific)
•	Seasons (Georgia-Pacific)
•	Somerset (Georgia-Pacific)
•	Board and Batten (Variform, Napco, Mastic Home Exteriors, Cellwood, and Georgia-Pacific)
•	Kroy composite railing systems (Kroy)
•	United Stone Veneer
Premium
•	Timber Oak Ascent (Variform)
•	Varigrain Preferred (Variform)
•	American Splendor (Napco)
•	Grand Sierra (Mastic Home Exteriors)
•	Liberty Elite (Mastic Home Exteriors)
•	Charleston Beaded Collection (Mastic Home Exteriors)
•	Quest Signature (Mastic Home Exteriors)
•	T-lok Barkwood (Mastic Home Exteriors)
•	Dimensions (Cellwood)
•	Dimensions Beaded (Cellwood)
•	Chatham Ridge (Georgia-Pacific)
•	Cedar Lane Select (Georgia-Pacific)
•	Kroy Express (Kroy)
Standard
•	Camden Pointe (Variform)
•	Nottingham (Variform)
•	Ashton Heights (Variform)

•	American Herald (Napco)
•	American Tradition (Napco)
•	Ovation (Mastic Home Exteriors)
•	Silhouette Classic (Mastic Home Exteriors)
•	Carvedwood 44 (Mastic Home Exteriors)
•	Progressions (Cellwood)
•	Heritage Hill (Georgia-Pacific)
•	Forest Ridge (Georgia-Pacific)
•	Shadow Ridge (Georgia-Pacific)
•	Castle Ridge (Georgia-Pacific)
•	Kroy Vinyl Fence and Railing Products (Kroy)
Economy
•	Contractor’s Choice (Variform)
•	American Comfort (Napco)
•	Providence (Napco)
•	Mill Creek (Mastic Home Exteriors)
•	Trade-Mark cg (Mastic Home Exteriors)
•	Brentwood (Mastic Home Exteriors)
•	Evolutions (Cellwood)
•	Vision Pro (Georgia-Pacific)
Manufactured Housing
•	Parkside (Georgia-Pacific)
•	Oakside (Georgia-Pacific)

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

We sell our siding and accessories to specialty distributors (one-step distribution) and to wholesale distributors (two-step distribution).  Our specialty distributors sell directly to remodeling contractors and builders.  Our wholesale distributors sell to retail home centers and lumberyards who, in turn, sell to remodeling contractors, builders and consumers.  In the specialty channel we have developed an extensive network of approximately 800 independent distributors, serving over 22,000 contractors and builders nationwide.  We are exceptionally well-positioned in this channel as many of these distributors are both the largest and leading consolidators in the industry.  In the wholesale channel we are the sole supplier of vinyl siding and accessories to BlueLinx (formerly a distribution operation of the Georgia-Pacific Corporation), one of the largest building products distributors in the U.S.  Through BlueLinx and our BlueLinx dedicated sales force, our Georgia-Pacific private label vinyl siding products are sold at major retail home centers, lumberyards and manufactured housing manufacturers.  A portion of our siding and accessories is also sold directly to Lowe’s Home Improvement Centers under our Durabuilt brand name.  Our growing customer base of fencing and railing consists of fabricators, distributors, retail home centers and lumberyards.  Our customer base of manufactured stone veneer products consists of distributors, lumberyards, retailers and contractors.

Our largest customer, BlueLinx, made up 15.2% of the net sales of our Siding, Fencing, and Stone segment and 9.2% of our consolidated net sales for the year ended December 31, 2008.  For the year ended December 31, 2007, BlueLinx made up 16.8% of the net sales of our Siding, Fencing, and Stone segment and 10.2% of our consolidated net sales.

Production and Facilities

Vinyl siding, skirting, soffit and accessories are manufactured in our Kearney, Missouri, Martinsburg, West Virginia, Jasper, Tennessee, and Stuarts Draft, Virginia facilities, while all metal products are produced in our Valencia, Pennsylvania and Sidney, Ohio facilities.  All injection molded products such as shakes, shingles, scallops, shutters, vents and mounts are either manufactured in our Gaffney, South Carolina facility or purchased from outside suppliers.  The Company closed the Denison, Texas facility in early 2008 due to excess production capacity.  The vinyl and metal plants have sufficient capacity to support planned levels of sales growth for the foreseeable future.  Our fencing and railing products are currently manufactured at our York, Nebraska and Fair Bluff, North Carolina facilities.  The fencing and railing plants have sufficient capacity to support our planned sales growth for the foreseeable future.  Our stone veneer products are manufactured at our Middleburg, Pennsylvania facility.  The stone veneer plant has sufficient capacity to support our planned sales growth for the foreseeable future.  We expect our capital expenditures for our Siding, Fencing and Stone segment in the near future to be below our historical expenditure levels as a result of lower demand due to market conditions.

Raw Materials and Suppliers

PVC resin and aluminum are major components in the production of our siding, fencing, and stone products and changes in PVC resin and aluminum prices have a direct impact on our cost of products sold.  Historically, we have been able to pass on the price increases to our customers.  The results of operations for individual quarters can be negatively impacted by a delay between the time of raw material cost increases and price increases that we implement in our products, or conversely can be positively impacted by a delay between the time of a raw material price decrease and competitive pricing moves that we implement accordingly.

Competition

We compete with other national and regional manufacturers of vinyl siding, fencing and stone products.  We believe we are one of the largest manufacturers of vinyl siding in North America, alongside CertainTeed and Alside.  We believe that we account for approximately 29% of the U.S. vinyl siding market.  Significant growth in vinyl fencing and railing has attracted many new entrants, and the sector today is fragmented.  Our fencing and railing competitors include U.S. Fence, Homeland, Westech, Bufftech, Royal, and Azek.  Our stone veneer competitors include Owens Corning, Eldorado Stone, Coronado Stone, and smaller, regional competitors. We generally compete on product quality, breadth of product offering, sales and service support.  In addition to competition from other vinyl siding, fencing and stone products, our products face competition from alternative materials: wood, metal, fiber cement and masonry siding.  Increases in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to decreases in net sales.

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

Backlog

Our Siding, Fencing, and Stone segment had a backlog of approximately $6.4 million at December 31, 2008, and a backlog of approximately $12.0 million at December 31, 2007.  We expect to fill 100% of the orders during 2009.

Windows and Doors Segment

Products
In our Windows and Doors segment, our principal products include vinyl, aluminum and wood windows and patio doors, wood, vinyl, and aluminum windows, as well as steel and fiberglass doors that serve both new home construction and the repair and remodeling sectors in the United States and Western Canada.  Our Windows and Doors segment includes MW, Great Lakes Window, Inc. (“Great Lakes”), Alenco, Pacific Windows, and CWD Windows and Doors, Inc. (“CWD”) subsidiaries.  We have traditionally sold our windows and doors under our MW, Patriot, Twin Seal, Alenco, Builders View, Great Lakes, Ply Gem, Uniframe, Grandview, Seabrooke, Bayshore, Napco, CertainTeed, and CWD brand names.  A summary of our current product lines is presented below according to price point:

Specialty/Super Premium
•	Uniframe (Great Lakes)
•	Mira Premium Series (MW)
•	Select Series (MW)
•	Fusion (CWD)
•	Regency (CWD)
Premium
•	Freedom (MW)
•	Insulate Pro Series (MW)
•	Ply Gem Lifestyles (Great Lakes)
•	Great Lakes Seabrooke (Great Lakes)
•	Grandview 4000 & 5000 (Great Lakes)
•	Napco 3500 (Great Lakes)
•	MW 1400 (Great Lakes)
•	Ambassador (CWD)
•	Bryn Mawr II (Pacific Windows)
•	Somerton II (Pacific Windows)
•	New Castle XT (Pacific Windows)
Standard
•	MW Pro Series (MW)
•	Jefferson (MW)
•	Classic (MW)
•	TwinSeal (MW)
•	Seabrooke (Great Lakes)
•	Bayshore (Great Lakes)
•	Grandview 3000 (Great Lakes)
•	MW 1300 (Great Lakes)
•	Napco 2500 (Great Lakes)
•	Premier (CWD)
•	Diplomat (CWD)
•	Envoy (CWD)
•	Insulate (Pacific Windows)
•	New Castle II (Pacific Windows)
Economy
•	Builder Series (MW)
•	Consul (CWD)
•	Bayshore (Great Lakes)
•	Patriot (MW)
•	Alenco
•	Builders View (Alenco)

In 2008, we introduced the Ply Gem Windows brand to our window and door product portfolio.  Over the next several months we will continue to rationalize the majority of our product portfolio into product collections bearing one of the three brands:  Ply Gem Windows, Great Lakes, and CWD.  A table summarizing the future product positioning is found below.

	Ply Gem Windows		Great Lakes Window	CWD
	New Construction	Replacement	Replacement	New Construction
Specialty/Super-Premium	Mira Premium Series	Select Series	Uniframe	Regency Fusion
Premium	Insulate Pro Series	Premium Series	Lifestyles	Ambassador
Standard	MW Pro Series	Pro Series	Seabrooke	Envoy Diplomat Premier
Economy	Builder Series	Contractor Series	Bayshore	Consul

We have introduced new products to the portfolio which allow us to enter or further penetrate new distribution channels and customers.  The Mira Premium Series, launched in May 2008, is a high-end aluminum-clad wood window marketed to the architectural, light commercial, and custom home builder/remodeler market segments.  The Contractor Series replacement product, launched in December, is an entry-level, value-priced replacement vinyl product, which offers a unique value proposition to one-step wholesale distributors.  The Fusion window line, successfully launched by CWD in late 2007, is a high-end aluminum-clad vinyl window targeted at the custom home builder, condominium and light-commercial markets and distributed through the retail lumberyard and contractor direct channels.

The breadth of our product lines and our multiple brand and price point strategy enable us to target multiple distribution channels (wholesale, retail and builder direct) and end-use sectors (home repair and remodeling and new home construction), with minimal channel conflict.

Customers and Distribution

We have a multi-channel distribution and product strategy that enables us to serve both the home repair and remodeling and new home construction sectors.  By offering this broad product offering and industry leading service, we are able to meet the local needs of our customers on a national scale.  This strategy has enabled our customer base (existing and new) to simplify their supply chain by consolidating window suppliers.  Our good, better, best product and price point strategy allows us to increase our sales and sector penetration while minimizing channel conflict.  This strategy reduces our dependence on any one channel, providing us with a greater ability to sustain our financial performance through economic fluctuations.

The new construction product lines are sold for use in new residential and light commercial construction through a highly diversified customer base, which includes independent building material dealers, regional/national lumberyard chains, builder direct/OEMs, and retail home centers.  Our repair and remodeling window products are primarily sold through independent home improvement dealers and one-step distributors.  Dealers typically market directly to homeowners or contractors in connection with remodeling requirements while distributors concentrate on local independent retailers.

In Canada, sales of CWD product lines in the new construction market are predominantly made through direct sales to builders and contractors, while sales in the renovation market are made primarily through retail lumberyards.  CWD products are distributed through eight distribution centers.

Our five largest customers, NV Ryan, 84 Lumber, Pro Build, Builders FirstSource, and Stock Building Supply, represented 24.8% of our total sales in 2008.

Production and Facilities

Our window and door products leverage a network of vertically integrated production and distribution facilities located in Virginia, Mississippi, North Carolina, Georgia, Texas, California and Washington.  Our window and door manufacturing facilities have benefited from our continued investment and commitment to product development and product quality combined with increasing integration of best practices across our product offerings.  In addition, beginning in 2003, Ply Gem significantly lowered its manufacturing cost basis by expanding its existing in-house capacity to extrude vinyl lineals used in the production of windows.   In 2005 and 2006, extruders were added to support the integration of the Great Lakes Window products and the Alenco acquisition.  Also in 2006, a new PVC resin blend facility was added to further reduce our cost to produce.  This successful venture not only delivered significant cost savings but also allowed us to further refine and improve our compound formulation and quality.  In 2008, the Bryan, TX facility began production of our aluminum cladding for our new custom aluminum clad program and also began producing screens for a majority of our window plants.  In 2009, we will begin producing vinyl profiles for our west coast facilities as we transition away from the older products acquired in the CertainTeed transaction to newer products based on existing platforms from our Toledo, OH facility.

While the market has required us to ramp down capacity in 2008, all of our facilities have the ability to increase capacity in a cost effective manner by expanding production shifts.  Ongoing capital investments will focus upon new product introductions and equipment maintenance and cost reductions.

Raw Materials and Suppliers

PVC compound, wood, aluminum, and glass are major components in the production of our window and door products.  Historically, changes in PVC compound and wood prices have had the most significant impact on our material cost of products sold in our Windows and Doors segment.  We are one of the largest consumers of PVC resin in North America and we continue to leverage our purchasing power on this key raw material.  As mentioned above, the PVC resin compound that is used in window lineal production is now produced on site.  The leveraging of our PVC resin buying power and the expansion of PVC resin compounding capabilities has begun to benefit all of our domestic window companies.  Our window plants have significantly consolidated glass purchases to take advantage of strategic sourcing savings opportunities.

Competition

The window and patio door sector remains fragmented, comprised primarily of local and regional manufacturers with limited product offerings.  The sector’s competitors in the U.S. include national brands, such as Jeld-Wen, Simonton, Pella and Andersen, and numerous regional brands, including MI Home Products, Atrium, Weathershield, and Milgard.  Competitors in Canada include Jeld-Wen, Gienow, All Weather and Loewen.  We generally compete on service, product performance, a complete product offering, sales and support.  We believe all of our products are competitively priced.

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

Backlog

Our Windows and Doors segment had a backlog of approximately $16.7 million at December 31, 2008, and a backlog of approximately $27.8 million at December 31, 2007.  We expect to fill 100% of the orders during 2009.

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

Based on available information, we do not believe that any known compliance obligations, claims, releases or investigations will have a material adverse effect on our results of operations, cash flows or financial position. However, there can be no guarantee that these or newly discovered matters or any inability to enforce available indemnification rights we have against Nortek (an indemnity under the stock purchase agreement governing the Ply Gem acquisition) and Alcan Aluminum Corporation (an indemnity we received when we purchased our York, Nebraska facility from Alcan Aluminum Corporation in 1998) will not result in material costs.

Under the stock purchase agreement governing the MW acquisition, the sellers agreed to indemnify us for the first $250,000 in costs of compliance with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million.  MW’s Rocky Mount, Virginia property is involved in a corrective action, relating to contamination associated with an underground storage tank formerly located at the Rocky Mount, Virginia property.  Liability for this subject contamination has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.  As the successor in interest of Fenway Partners, we are similary indemnified by U.S. Industries, Inc., which is currently working with the Virginia Department of Environmental Quality with respect to the subject contamination.

We voluntarily comply with the Vinyl Siding Institute (“VSI”) Certification Program with respect to our vinyl siding and accessories.  Prior to 1998, there was no commonly-adopted industry certification process for vinyl siding products.  Uniform minimum standards were available, but uniform compliance was not assured.  In 1998, the VSI, under the leadership of our former President and Chief Executive Officer, Lee Meyer, at that time the Chairman of the VSI, instituted a new industry-wide program to assure compliance with minimum product standards.  All major vinyl siding manufacturers, representing over 95% of all products, comply with these guidelines.

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

Employees

As of December 31, 2008, we had 4,711 full-time employees worldwide, of whom 4,243 were in the United States and 468 were in Canada.  Employees at our Canadian plant, our Valencia, Pennsylvania plant, and our Bryan, Texas plant are currently our only employees with whom we have a collective bargaining agreement.
•
Approximately 5.6% of our total employees are represented by the United Brotherhood of Carpenters and Joiners of America, pursuant to a collective bargaining agreement with certain of our Canadian employees, which expires on December 4, 2010.

•
Approximately 0.9% of our total employees are represented by the United Steelworkers of America, AFL-CIO-CLC, pursuant to a collective bargaining agreement with certain of our Valencia, Pennsylvania employees, which expires on December 1, 2011.

•
Approximately 6.1% of our total employees are represented by the International Chemical Workers Union Council, pursuant to a collective bargaining agreement with certain of our Alenco Windows employees, which expires on December 4, 2010.

Financial Information about Geographic Areas

All of the Company’s operations are located in the United States and Canada.  Revenue from external customers for the year 2008 consists of:
•	$1,084.1 million from United States customers
•	$84.5 million from Canadian customers
•	$6.4 million from all other foreign customers

Revenue from external customers for the year 2007 consists of:
•	$1,269.8 million from United States customers
•	$89.3 million from Canadian customers
•	$4.4 million from all other foreign customers

Revenue from external customers for the year 2006 consists of:
•	$981.2 million from United States customers
•	$68.3 million from Canadian customers
•	$5.0 million from all other foreign customers

At December 31, 2008, 2007 and 2006, long-lived assets totaled approximately $23.2 million, $51.2 million, and $44.2 million, respectively, in Canada and $771.7 million, $1,240.0 million, and $1,253.6 million, respectively, in the United States.  We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations.

Item 1A.  RISK FACTORS

Risks Associated with Our Business

Downturns in the home repair and remodeling and new home construction sectors or the economy could lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence, unemployment, and the availability of consumer credit.  Current market forecasts indicate that single family housing starts for the new construction market will decline in 2009 as compared to 2008.  If these market forecasts are correct, our net sales and net income may be adversely affected.

Availability of consumer credit could impact home repair and remodeling and new home construction sectors which could lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent upon consumers having the ability to finance home repair and remodeling projects and/or the purchase of new homes. The ability of consumers to finance these purchases are affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures, which in turn could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures.  Recent trends, including declining home values, increased home foreclosures and tightening of credit standards by lending institutions, have negatively impacted the home repair and remodeling and new home construction sectors.  If these credit market trends continue, our net sales and net income may be adversely affected.

We face competition from other vinyl exterior building products manufacturers and alternative building materials.  If we are unable to compete successfully, we could lose customers and our sales could decline.

We compete with other national and regional manufacturers of vinyl exterior building products.  Some of these companies are larger and have greater financial resources than we do.  Accordingly, these competitors may be better equipped to withstand changes in conditions within the industries in which we operate and may have significantly greater operating and financial flexibility than we do.  These competitors could take a greater share of sales and cause us to lose business from our customers.  Additionally, our products face competition from alternative materials: wood, metal, fiber cement and masonry in siding, and wood in windows.  An increase in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose our customers and lead to decreases in net sales.

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

Our top ten customers accounted for approximately 33.8% of our net sales in the year ended December 31, 2008.  Our largest customer, BlueLinx, distributes our vinyl siding and accessories through multiple channels within its building products distribution business, and accounted for approximately 9.2% of our 2008 net sales.  We expect a small number of customers to continue to account for a substantial portion of our net sales for the foreseeable future.

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

Our financial performance is affected by the availability of qualified personnel and the cost of labor.  Currently, approximately 12.6% of our employees are represented by labor unions.  We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity.  Furthermore, some of our direct and indirect suppliers have unionized work forces.  Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured.  Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We may be subject to claims arising from the operations of our subsidiaries, including Ply Gem Industries, MW, Alenco, AHE, Pacific Windows, and USV prior to our acquisitions.  Our ability to seek indemnification from the former owners of our subsidiaries may be limited, in which case, we would be liable for these claims.

We have acquired all of our subsidiaries in the last several years, including Ply Gem Industries, Inc., MW, Alenco, AHE, Pacific Windows, and USV. We may be subject to claims or liabilities arising from the ownership or operation of our subsidiaries prior to our acquisition of them.  Our ability to seek indemnification from the former owners of our subsidiaries is limited by various factors, including the specific limitations contained in the respective acquisition agreement and the financial ability of the former owners.

Under the terms of the stock purchase agreement governing the acquisition of Ply Gem Industries, Nortek has agreed to indemnify us for liabilities arising from its former ownership or operations of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem acquisition, including environmental liabilities, liabilities arising in connection with certain leases, product liability and other litigations, benefit plans, and for certain other liabilities.  Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek’s financial condition, which could change in the future.  These liabilities could be significant, and if we are unable to enforce the Nortek indemnification rights, could make it difficult to pay the interest or principal amount of the notes when due.  Nortek has covenanted to use their reasonable commercial efforts to novate certain sale and lease contracts relating to discontinued operations, thereby removing us and our affiliates from certain indemnification obligations thereunder, which obligations we retained in connection with the sales of certain of our businesses.  Accordingly, during 2004 Nortek successfully novated four sale contracts relating to our discontinued operations, including our disposition of Hoover Treated Wood Products, Inc., Sagebrush Sales, Peachtree Doors and Windows and SNE Enterprises.  As a consequence, we are no longer responsible for any indemnification obligations to the buyers of these former operations.  Nortek has also covenanted that after the Ply Gem acquisition, it will not dispose of all or substantially all of its property and assets in a single transaction or series of related transactions, unless the acquirer of either its residential building products segment or HVAC segment (whichever is sold first) assumes all of Nortek’s obligations (including Nortek’s indemnification obligations) under the stock purchase agreement.

We completed the acquisition of MW during 2004.  Our ability to seek indemnification from the selling stockholders of MWM Holding is restricted to breaches of a limited amount of corporate representations and warranties, and for the first $250,000 in costs of compliance by MW with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million resulting from the compliance by MW with that same act.

We completed the acquisition of Alenco in February of 2006.  Our ability to seek indemnification from the selling stockholders of AWC Holding Company for specified matters is subject to limitations, including the periods to submit claims, minimum amount of losses suffered and aggregate amounts of recovery.

We completed the acquisition of AHE in October of 2006.  Our ability to seek indemnification from the selling stockholders of AHE for specified matters is subject to limitations, including the periods to submit claims, minimum amount of losses suffered and aggregate amounts of recovery.

We completed the acquisition of Pacific Windows in September of 2007.  Our ability to seek indemnification from the selling stockholders of Pacific Windows for specified matters is subject to limitations, including the periods to submit claims, minimum amount of losses suffered and aggregate amounts of recovery.

We completed the acquisition of USV in October 2008.  Our ability to seek indemnification from the selling stockholders of USV for specified matters is subject to limitations, including the periods to submit claims, minimum amount of losses suffered and aggregate amounts of recovery.

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

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees.  To encourage the retention of certain key executives, we have entered into various equity-based compensation agreements with our senior executives, including Messrs. Robinette, Poe, Wayne, Morstad, and Pigues designed to encourage their retention.  Each member of our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success.  We do face the risk, however, that members of our senior management may not continue in their current positions and their loss of services could cause us to lose customers and reduce our net sales, lead to employee morale problems and/or the loss of key employees, or cause disruptions to our production.  Also, we may be unable to find qualified individuals to replace any of the senior executive officers who leave our company.

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

 Our facilities are subject to numerous United States and Canadian federal, state, provincial and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety. From time to time, our facilities are subject to investigation by governmental regulators. In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which we or our predecessors are alleged to have sent hazardous materials for recycling or disposal. We believe that we are in material compliance with all applicable requirements of such laws and regulations. However, our efforts to comply with environmental requirements do not remove the risk that we may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for newly-discovered contamination at any of our properties from activities conducted by previous occupants. Certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites. Under the stock purchase agreement governing the Ply Gem acquisition, our former parent, Nortek, has agreed to indemnify us for any such liabilities arising from our former ownership or operation of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem acquisition and for certain other properties. Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek’s financial condition. Nortek has also covenanted that after the Ply Gem acquisition, it will not dispose of all or substantially all of its property and assets in a single transaction or series of related transactions, unless the acquirer of either its residential building products segment or HVAC segment (whichever is sold first) assumes all of Nortek’s obligations (including Nortek’s indemnification obligations) under the stock purchase agreement.

We are currently involved in environmental proceedings involving CWD (arising from subsurface contamination discovered at our Calgary, Alberta property), and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania) and Kroy Building Products, Inc. (relating to contamination in a drinking water well in York, Nebraska). Under the stock purchase agreement governing the Ply Gem acquisition, Nortek is to indemnify us fully for any liability in connection with the Punxsutawney contamination. Alcan Aluminum Corporation assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the York property occurring prior to 1994 when it sold the property to us in 1998. Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding in connection with a contaminated landfill site in Thomson, Georgia. While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek.

Under the stock purchase agreement governing the acquisition of MW, the sellers agreed to indemnify us for the first $250,000 in costs of compliance with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million. In connection with the MW acquisition, MW achieved compliance with the Industrial Site Recovery Act by obtaining a Remediation in Progress waiver from the New Jersey Department of Environmental Protection based on the ongoing remediation of the site by a previous occupant. MW’s Rocky Mount, Virginia property is subject to an environmental investigation relating to contamination associated with an underground storage tank formerly located at the Rocky Mount, VA property. Liability for the underground storage tank contamination and related investigation has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the Stock Purchase Agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners. As the successor in interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc. U.S. Industries and MW are working to develop a course of action to address the site contamination that is acceptable to both companies and the Virginia regulatory authorities.

Changes in environmental laws and regulations or in their enforcement, the discovery of previously unknown contamination or other liabilities relating to our properties and operations or the inability to enforce the indemnification obligations of Nortek, the MW sellers and U.S. Industries, Inc. could result in significant environmental liabilities which could make it difficult to pay the interest or principal amount of our debt when due. In addition, we might incur significant capital and other costs to comply with increasingly stringent United States or Canadian environmental laws or enforcement policies which would decrease our cash flow available to service our indebtedness.

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

                Affiliates of, and companies managed by, CI Capital Partners LLC, formerly known as Caxton-Iseman Capital, LLC, including Caxton-Iseman (Ply Gem), L.P. and Frederick Iseman, control our affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of creditors, including the holders of the senior secured and subordinated notes. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to creditors, including holders of the senior secured and subordinated notes.

The substantial level of our indebtedness may limit the cash flow available to invest in the ongoing needs of our business.

We have substantial indebtedness.  As of December 31, 2008, we had approximately $1,114.2 million of indebtedness outstanding, including $60.0 million of outstanding borrowings under our $150.0 million senior secured asset-based revolving credit facility (the “ABL Facility”).

Our substantial amount of indebtedness could have important consequences.  For example, it could:

•
make it more difficult for us to satisfy our obligations on the 11.75% Senior Secured Notes due 2013 (the “Senior Secured Notes”) and 9% Senior Subordinated Notes due 2012 (the “Senior Subordinated Notes”);

•	make it more difficult to satisfy our obligations on our ABL Facility;

•
require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, reducing the availability of our cash flow for other purposes, such as capital expenditures, acquisitions and working capital;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	increase our vulnerability to general adverse economic and industry conditions;

•	place us at a disadvantage compared to our competitors that have less debt;

•	expose us to fluctuations in the interest rate environment because the interest rates of our ABL Facility are at variable rates; and

•	limit our ability to borrow additional funds.

We expect to obtain the money necessary to pay our expenses, fund working capital and capital expenditures, and to pay the interest on the Senior Secured Notes, Senior Subordinated Notes, and ABL Facility from cash flow from our operations and from Ply Gem Industries’ existing and available borrowings under its ABL Facility.  Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors.  We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures.  Our cash flow may not be sufficient to allow us to pay interest on our debt (including the Senior Secured Notes and Senior Subordinated Notes) and to meet our other obligations.  If we do not have enough cash flow, we may be required to refinance all or part of our existing debt, sell assets or borrow additional money.  We may not be able to do so on terms acceptable to us or at all.  In addition, the terms of existing or future debt agreements, including the ABL Facility and the indentures governing the Senior Secured Notes and Senior Subordinated Notes, may restrict us from adopting any of these alternatives.  The failure to generate sufficient cash flow or to achieve such alternatives could reduce the value of the Senior Secured Notes and Senior Subordinated Notes and limit our ability to pay principal and interest on the notes.

The indentures for the Senior Secured Notes, Senior Subordinated Notes, and the ABL Facility impose significant operating and financial restrictions, which may prevent us from capitalizing on business opportunities.

The indentures for the Senior Secured Notes, Senior Subordinated Notes and the ABL Facility impose significant operating and financial restrictions on us.  These restrictions limit our ability and the ability of our subsidiaries to, among other things, incur additional indebtedness, make investments, sell assets, incur certain liens, enter into agreements restricting our subsidiaries’ ability to pay dividends, or merge or consolidate.

We must refinance existing senior subordinated indebtedness prior to its maturity.  Failure to do so could have a material adverse effect upon us.

The maturity of our Senior Subordinated Notes is February 15, 2012, which is before the maturity of our Senior Secured Notes, and all outstanding loans under the ABL Facility which will be due and payable on June 9, 2013. If the Senior Subordinated Notes shall not have been refinanced in full on or prior to October 15, 2011, then the ABL Facility will become due and fully payable and the commitments thereunder will terminate on October 15, 2011. While we expect to refinance this indebtedness, we cannot assure you that we will be able to refinance this indebtedness, or whether any refinancing will be on commercially reasonable terms. There can be no assurance that the financial terms or covenants of any new credit facility and/or other indebtedness will be the same or as favorable as those under our ABL Facility, Senior Secured Notes and Senior Subordinated Notes.

Our ability to complete a refinancing of our ABL Facility and our Senior Subordinated Notes prior to their respective maturities is subject to a number of conditions beyond our control. For example, if a disruption in the financial markets were to occur at the time that we intended to refinance this indebtedness, we might be restricted in our ability to access the financial markets. If we are unable to refinance this indebtedness, our alternatives would consist of negotiating an extension of our ABL Facility with the lenders and seeking or raising new capital. If we were unsuccessful, the lenders under our ABL Facility and the holders of our Senior Subordinated Notes could demand repayment of the indebtedness owed to them on the relevant maturity date. As a result, our ability to pay the principal of and interest on the notes would be adversely affected.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

Our corporate headquarters are located in Cary, North Carolina.  We own and lease several additional properties in the U.S. and Canada.  We operate the following facilities as indicated, and each facility is leased unless indicated with “NA” under the Lease Expiration Date column below.

Location	Square Footage	Facility Use	Lease Expiration Date

Siding, Fencing, and Stone Segment
Jasper, TN	270,000	Manufacturing and Administration	NA
Fair Bluff, NC (1)	200,000	Manufacturing and Administration	09/30/2024
Kearney, MO (1)	175,000	Manufacturing and Administration	09/30/2024
Independence, MO	233,000	Warehouse	01/31/2010
Valencia, PA (1)	175,000	Manufacturing and Administration	09/30/2024
Martinsburg, WV (1)	163,000	Manufacturing and Administration	09/30/2024
Martinsburg, WV	124,000	Warehouse	01/31/2011
York, NE (1)	76,000	Manufacturing	09/30/2024
Stuarts Draft, VA	257,000	Manufacturing and Administration	NA
Sidney, OH	819,000	Manufacturing and Administration	NA
Gaffney, SC	260,000	Manufacturing and Administration	NA
Harrisburg, VA	268,000	Warehouse	03/15/2015
Gaffney, SC	27,000	Warehouse	Month-to-month
Kansas City, MO	36,000	Administration	12/31/2017
Middleburg, PA	100,000	Manufacturing and Administration	12/31/2016

Windows and Doors Segment
Calgary, AB, Canada (1)	301,000	Manufacturing and Administration	09/30/2024
Walbridge, OH (1)	250,000	Manufacturing and Administration	09/30/2024
Walbridge, OH	30,000	Warehouse	06/30/2013
Rocky Mount, VA (1)	720,000	Manufacturing and Administration	09/30/2024
Rocky Mount, VA (1)	160,000	Manufacturing	09/30/2024
Rocky Mount, VA	180,000	Manufacturing	08/31/2016
Rocky Mount, VA	80,000	Warehouse	08/31/2013
Rocky Mount, VA	300,000	Warehouse	08/31/2016
Hammonton, NJ	360,000	Manufacturing and Administration	10/31/2012
Tupelo, MS	200,000	Manufacturing and Administration	06/16/2010
Fayetteville, NC	56,000	Warehouse	NA
Peachtree City, GA	148,000	Manufacturing	08/19/2014
Peachtree City, GA	40,000	Manufacturing	NA
Dallas, TX	32,000	Manufacturing	03/31/2010
Bryan, TX	274,000	Manufacturing and Administration	08/20/2014
Bryan, TX	75,000	Manufacturing	12/31/2014
Phoenix, AZ	156,000	Manufacturing	03/31/2011
Farmers Branch, TX	53,000	Warehouse	01/31/2010
Auburn, WA	262,000	Manufacturing and Administration	12/31/2013
Corona, CA	128,000	Manufacturing and Administration	09/30/2012
Sacramento, CA	234,000	Manufacturing and Administration	09/12/2019

Corporate
Cary, NC	20,000	Administration	10/31/2015

 (1) These properties are included in long-term leases entered into as a result of a sale/leaseback   agreement entered into in August 2004 as part of the funding for the purchase of MWM Holding.

Item 3.  LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of December 31, 2008, we were not a party to any material legal proceedings.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        There is no established trading market for the common stock of Ply Gem Holdings.

Holders

        As of March 30, 2009, there was one holder of record of the common stock of Ply Gem Holdings.

Dividends

        Ply Gem Holdings did not pay any dividends in respect of its common stock in the two fiscal years ended December 31, 2008 and 2007.

  The indentures for the Senior Secured Notes and Senior Subordinated Notes and the ABL Facility restrict the ability of Ply Gem Industries and its subsidiaries to make certain payments and transfer assets to Ply Gem Holdings.  In addition, the ABL Facility imposes restrictions on the ability of Ply Gem Holdings to make certain dividend payments.  As a result, it is unlikely that Ply Gem Holdings will pay dividends in respect of its common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The following table shows the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2008.

	(A)	(B)	( C)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities available for future issuance under equity compensation plans (excluding securities reflected in column (A))

Plan Category

Equity compensation plans
Approved by shareholders	314,694	$48.79	19,371

Equity compensation plans not
Approved by shareholders	-	-	-

Total	314,694	$48.79	19,371

During the fiscal year ended December 31, 2008, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended, except as previously disclosed in the Company’s periodic reports.

Item 6.     SELECTED FINANCIAL DATA

The financial data set forth below is for the five-year period ended December 31, 2008.   The periods presented during calendar 2004 provide the operating results of Ply Gem Industries from the beginning of the year, January 1, 2004, until the date of the Ply Gem acquisition, February 12, 2004, as well as of Ply Gem Holdings from the date of inception of January 23, 2004 through December 31, 2004. Subsequent to the acquisition, the financial statements presented are on a different basis of accounting.  Therefore, they are not directly comparable to preceding periods. The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements, related notes and other financial information included elsewhere in this report.

						Combined
	Consolidated					Ply Gem
	Ply Gem Holdings					Industries

	For the Year ended Dec. 31, 2008	For the Year ended Dec. 31, 2007	For the Year ended Dec. 31, 2006	For the Year ended Dec. 31, 2005	Jan. 23, 2004 to Dec. 31, 2004	Jan. 1, 2004 to Feb. 11, 2004

	(6)	(4)	(2) (3)		(1)
		Revised (5)	Revised (5)	Revised (5)	Revised (5)
Summary of Operations
Net sales	$1,175,019	$1,363,546	$1,054,468	$838,868	$585,945	$40,612
Net income (loss)	(498,475)	4,982	6,976	21,217	18,178	(3,350)

Total assets	1,101,110	1,616,153	1,649,968	1,052,798	1,105,499	N/A
Long-term debt, less current maturities	1,114,186	1,031,223	1,042,894	635,776	702,930	N/A

(1)	Includes the results of MWM Holdings from the date of acquisition, August 27, 2004.
(2)	Includes the results of Alenco from the date of acquisition, February 25, 2006.
(3)	Includes the results of AHE from the date of acquisition, October 31, 2006.
(4)	Includes the results of Pacific Windows from the date of acquisition, September 30, 2007.
(5)
During 2008, the Company elected to conform its method of valuing inventory to the FIFO method from the LIFO method since the majority of the Company’s inventory utilized FIFO.  Historically, LIFO inventory comprised approximately 8% of the Company’s inventory.
See Note 5 to the consolidated financial statements for retrospective application of this change.

(6)	Includes the results of USV from the date of acquisition, October 31, 2008.

See the Notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations, included elsewhere herein regarding the effect on operating results of acquisitions and other matters.

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

General

We are a leading manufacturer of residential exterior building products in North America.  We offer a comprehensive product line of vinyl siding and skirting, vinyl, wood, and clad windows and doors, vinyl and composite fencing, and stone veneer that serves both the home repair and remodeling and the new home construction sectors in the United States and Western Canada.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products.   We have two reportable segments: (i) Siding, Fencing, and Stone, and (ii) Windows and Doors.

Ply Gem Holdings, a wholly owned subsidiary of Ply Gem Investment Holdings, was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries from Nortek.  The Ply Gem acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries, to Ply Gem Holdings, pursuant to the terms of the stock purchase agreement among Ply Gem Investment Holdings and Nortek and WDS LLC dated as of December 19, 2003, as amended.  Prior to February 12, 2004, the date of the Ply Gem acquisition, Ply Gem Holdings had no operations and Ply Gem Industries was a wholly-owned subsidiary of WDS LLC, which was a wholly-owned subsidiary of Nortek.

On August 27, 2004, Ply Gem Industries acquired all of the outstanding shares of capital stock of MWM Holding, in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding and the selling stockholders in the MW acquisition.  The accompanying financial statements include the operating results of MWM Holding for the period of August 27, 2004, the date of acquisition, through December 31, 2008.

On February 24, 2006, in connection with the acquisition of AWC Holding Company (“AWC”, and together with its subsidiaries, “Alenco”), a new holding company, Ply Gem Prime Holdings, was formed pursuant to a merger involving Ply Gem Investment Holdings.  As a result, Ply Gem Prime Holdings became the sole shareholder of Ply Gem Investment Holdings, each outstanding share of capital stock of Ply Gem Investment Holdings was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime Holdings and Ply Gem Prime Holdings assumed Ply Gem Investment Holdings’ obligations under the Ply Gem Investment Holdings 2004 Stock Option Plan.  In connection therewith, each outstanding stock option and phantom unit of Ply Gem Investment Holdings was converted on a 1:1 basis into a stock option and phantom unit of Ply Gem Prime Holdings.

On February 24, 2006, Ply Gem completed the Alenco acquisition in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock option holders of AWC and FNL Management Corp., an Ohio corporation, as their representative on February 6, 2006.  Pursuant to the securities purchase agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase shares of common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco that were contributed separately to Ply Gem Prime Holdings, the new parent company of Ply Gem Investment Holdings, in exchange for shares of capital stock of Ply Gem Prime Holdings, Inc.).  Immediately following the completion of the Alenco acquisition, AWC became a wholly owned subsidiary of Ply Gem.  The accompanying financial statements include the operating results of Alenco for the period of February 24, 2006, the date of acquisition, through December 31, 2008.

On October 31, 2006, Ply Gem Industries acquired all of the outstanding shares of capital stock of AHE in accordance with a stock purchase agreement entered into among Ply Gem, Alcoa Securities Corporation, and Alcoa Inc.  The accompanying financial statements include the operating results of AHE for the period of October 31, 2006, the date of acquisition, through December 31, 2008.

        On September 30, 2007, Ply Gem Industries acquired the vinyl window and patio door business of Certain Teed Corporation through a stock acquisition.  On the acquisition date, the Company changed the name of the acquired business to Ply Gem Pacific Windows Corporation.  The accompanying financial statements include the operating results of Pacific Windows for the period September 30, 2007 through December 31, 2008.

On October 31, 2008, Ply Gem Industries completed an asset acquisition of USV.  The accompanying financial statements include the operating results of USV for the period October 31, 2008 through December 31, 2008.

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

Comparability.   All periods after the Alenco acquisition in February 2006 include the results of operations of Alenco.  All periods after the AHE acquisition in October 2006 include the results of operations of AHE.  All periods after the Pacific Windows acquisition in September 2007 include the results of operations of Pacific Windows.  All periods after the USV acquisition in October 2008 include the results of operations of USV.

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

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result compared to our assumptions and judgments, the results could be materially different from our estimates.  Significant judgments and estimates are used in the Company’s goodwill and intangible asset impairment tests where different assumptions could produce varying results. Management also believes that the four areas where different assumptions could result in materially different reported results are 1) goodwill and intangible asset impairment tests, 2) accounts receivable related to estimation of allowances for doubtful accounts, 3) inventories in estimating reserves for obsolete and excess inventory, and 4) warranty reserves.  Although we believe the likelihood of a material difference in these areas is low based upon our historical experience, a 10% change in our allowance for doubtful accounts, inventory reserve estimates, and warranty reserve at December 31, 2008 would result in an approximate $0.6 million, $0.6 million, and $4.6 million impact on expenses, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

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

Inventories.  Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market.  During the year ended December 31, 2008, the Company elected to conform its method of valuing its inventory to the FIFO method from the LIFO method since over 92% of the Company’s inventory used FIFO.  The Company believes that the FIFO method is preferable because it provides a better measure of the current value of its inventory and provides a better matching of manufacturing costs with revenues.  The change resulted in the application of a single costing method to all of the Company’s inventories.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause the actual results to differ from the estimates at the time such inventory is disposed or sold.

Asset Impairment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, if a triggering event occurs, we would evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and purchased intangible assets subject to amortization, based on expectations of non-discounted future cash flows for each asset group having a material amount of long-lived assets.  If circumstances indicate a potential impairment, and if the sum of the expected non-discounted future cash flow is less than the carrying amount of all assets including SFAS No. 144 long-lived assets, we would recognize an impairment loss.  A decrease in projected cash flows due to the depressed residential housing and remoldeling market was determined to be a triggering event during 2008.  The impairment test results did not indicate that an impairment existed at December 31, 2008.

Goodwill Impairment.  In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, we perform an annual test for goodwill impairment.  We assess goodwill for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  The depressed residential housing and remodeling market was determined to be a triggering event during the third quarter of 2008.  The test results indicated that an estimated impairment of approximately $200.0 million existed at September 27, 2008.  This impairment was recognized within the Windows and Doors segment’s operating earnings in the third quarter of 2008.

The Company’s annual goodwill impairment test performed during the fourth quarter of 2008 was affected by further housing market declines as well as significant decreases in market multiples.  The test results indicated that an additional impairment of approximately $127.8 million existed in our Windows and Doors segment at December 31, 2008.  In addition, an impairment of approximately $122.2 million was indicated in our Siding, Fencing, and Stone segment.  These impairments were recognized in the respective segments in the fourth quarter of 2008. Further declines in the residential housing and remodeling markets could result in future goodwill impairments.

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

Purchase accounting.  Business acquisitions are accounted for using the purchase method of accounting. The cost of the acquired company is allocated to identifiable tangible and intangible assets based on estimated fair value with the excess allocated to goodwill.

Results of Operations

The following table summarizes net sales and net income by segment and is derived from the accompanying consolidated statements of operations included in this report.

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
		Revised (1)	Revised (1)
Net Sales
Siding, Fencing, and Stone	$709,432	$828,124	$502,610
Windows and Doors	465,587	535,422	551,858
Operating earnings (loss)
Siding, Fencing, and Stone	(75,431)	73,560	45,960
Windows and Doors	(344,140)	36,134	50,524
Unallocated	(10,546)	(7,045)	(9,877)
Foreign currency gain (loss)
Windows and Doors	(911)	3,961	77
Interest expense, net
Siding, Fencing, and Stone	125	110	168
Windows and Doors	(518)	(1,673)	(1,652)
Unallocated	(137,005)	(96,431)	(73,991)
Income tax benefit (expense)
Unallocated	69,951	(3,634)	(4,147)
Income (loss) before cumulative
effect of accounting change	$(498,475)	$4,982	$7,062

(1) See Note 5 to the consolidated financial statements

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

Siding, Fencing, and Stone Segment

	Year ended		Year ended		Year ended
	December 31,		December 31,		December 31,
	2008		2007		2006
			Revised (1)		Revised (1)
Statement of operations data:
Net sales	$709,432	100%	$828,124	100%	$502,610	100%
Cost of products sold	578,850	81.6%	659,423	79.6%	406,258	80.8%
Gross profit	130,582	18.4%	168,701	20.4%	96,352	19.2%
SG&A expense	75,240	10.6%	86,068	10.4%	46,571	9.3%
Amortization of intangible assets	8,546	1.2%	9,073	1.1%	3,821	0.8%
Goodwill impairment	122,227	17.2%	-	0.0%	-	0.0%
Operating earnings (loss)	$(75,431)	-10.6%	$73,560	8.9%	$45,960	9.1%

(1) See Note 5 to the consolidated financial statements

As a result of the USV acquisition, the Company shortened the name of its “Siding, Fencing, Railing and Decking” segment to “Siding, Fencing, and Stone” during 2008.  The USV results were included within this segment from October 31, 2008 forward.  The other operations within this segment remain unchanged.

Net Sales
Net sales for the year ended December 31, 2008 decreased from the year ended December 31, 2007 by approximately $118.7 million or 14.3%. The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts, which negatively impacted the new construction sector and overall softness in repair and remodeling expenditures.  These market conditions negatively impacted demand for our products.  According to the National Association of Home Builders (“NAHB”), 2008 single family housing starts are estimated to show a decline of approximately 40.3% from actual levels achieved in 2007.  Additionally, according to the NAHB’s February 2009 forecast, single family housing starts are expected to decline in 2009 by 42.9% as compared to their full year 2008 estimate.  The decrease in net sales that resulted from industry wide market demand declines was partially offset by price increases that we implemented in response to increasing raw materials and freight costs as discussed below in cost of products sold and sales from USV, which was acquired in October 2008.

Net sales for the year ended December 31, 2007 increased from the year ended December 31, 2006 by approximately $325.5 million or 64.8%.  The increase was primarily due to the addition of AHE, which was acquired on October 31, 2006 and contributed approximately $478.9 million and $73.3 million of sales to the years ended December 31, 2007 and December 31, 2006, respectively. The increase in net sales due to AHE was partially offset by a decrease in sales due to industry wide market declines resulting from lower single family housing starts which negatively impacted the new construction sector of the market and corresponding decline in repair and remodeling expenditures which negatively impacted demand for our products.  According to the NAHB, 2007 single family housing starts declined by approximately 29.8% from actual levels achieved in 2006.

Cost of Products Sold
Cost of products sold for the year ended December 31, 2008 decreased from the year ended December 31, 2007 by approximately $80.6 million or 12.2%.  The decrease in cost of products sold was due to lower sales as discussed above, but was partially offset by higher raw material costs, primarily PVC resin and aluminum, as well as higher freight costs driven by higher oil costs.  Gross profit percentage decreased from 20.4% in 2007 to 18.4% in 2008. The decrease in gross profit percentage was driven by lower unit sales volume and increased raw material and freight costs. During 2008, we implemented selling price increases in response to higher raw material costs and freight costs, however, our gross profit percentage was negatively impacted by the delay between the time of raw material and freight cost increases and the price increases that we implemented.  Although we began to see market wide decreases in our raw material costs and freight costs during the later months of 2008, we expect corresponding decreases in our selling prices as a result of the lower raw material and freight costs.  Additionally, in light of current market conditions for building products, the Company has adjusted the size of its workforce and reduced its fixed overhead structure, including reductions in certain fixed expenses related to the vinyl siding plants in Atlanta, Georgia and Denison, Texas, which ceased production in April of 2007 and February of 2008, respectively.  The Company expects to save approximately $5.5 million and $10.0 million annually from the closure of the Atlanta, Georgia and the Denison, Texas facilities, respectively.

 Cost of products sold for the year ended December 31, 2007 increased from the year ended December 31, 2006 by approximately $253.2 million or 62.3%.  The increase in cost of products sold was primarily driven by the cost of products sold contributed by AHE which was acquired on October 31, 2006.  The increase due to the acquisition of AHE was partially offset by cost savings that the Company is realizing from its acquisition of AHE which included reduced purchased cost on certain raw materials, reduced fixed overhead and other manufacturing efficiency improvements.  Additionally, in light of current market conditions for building products, the Company has adjusted the size of its workforce and reduced its fixed overhead structure, including reductions in certain fixed expenses related to the vinyl siding plant in Atlanta, Georgia, which ceased production in April of 2007.  In addition, on October 12, 2007, the Company announced that it would close its Denison, Texas vinyl siding plant which employed approximately 180 employees.  The Company ceased production at the Denison, Texas plant in February of 2008.

SG&A Expense
SG&A expense for the year ended December 31, 2008 decreased from the year ended December 31, 2007 by approximately $10.8 million or 12.6%. The decrease in SG&A expenses was primarily due to lower selling and marketing costs and other fixed expenses that have been reduced in light of current market conditions for building products. In addition, SG&A expense for 2007 included certain expenses incurred to integrate the AHE acquisition into the Company’s Siding, Fencing and Stone segment.

SG&A expense for the year ended December 31, 2007 increased from the year ended December 31, 2006 by approximately $39.5 million or 84.8%.   The increase was due to the addition of AHE, which contributed approximately $39.2 million to SG&A expense in 2007 as compared to 2006.  During 2007, the Company reduced certain SG&A expenses in light of current market conditions and realized cost savings associated with its acquisition of AHE through the elimination of certain duplicative functions, however, these savings were largely offset in 2007 by expenses incurred to integrate the AHE acquisition into the Company’s Siding, Fencing, and Stone Segment.  The Company believes that certain expenses that were incurred during 2007 to integrate the AHE acquisition, such as computer systems consultants, are non-recurring in nature.  In addition, SG&A expense for the year ended December 31, 2007 included non-recurring costs associated with the closure of its Denison, TX vinyl siding facility which ceased production in February of 2008.

Amortization of Intangible Assets
Amortization expense for the year ended December 31, 2008 decreased from the year ended December 31, 2007 by approximately $0.5 million.  Amortization expense for the year ended December 31, 2007 increased from the year ended December 31, 2006 by approximately $5.3 million, primarily due to the addition of AHE operations.

Goodwill Impairment
During 2008, the Company conducted its annual goodwill impairment test.  As a result of the depressed residential housing and remodeling markets, the Company incurred a $122.2 million impairment charge to operating earnings during the fourth quarter for our Siding, Fencing and Stone operating segment.  This non-cash charge does not affect the Company’s cash position, liquidity, debt covenants, or have any impact on future operations.

Windows and Doors Segment

	Year ended		Year ended		Year ended
	December 31,		December 31,		December 31,
	2008		2007		2006
Statement of operations data:
Net sales	$465,587	100%	$535,422	100%	$551,858	100%
Cost of products sold	393,696	84.6%	417,084	77.9%	423,260	76.7%
Gross profit	71,891	15.4%	118,338	22.1%	128,598	23.3%
SG&A expense	77,154	16.6%	69,496	13.0%	69,171	12.5%
Amortization of intangible assets	11,104	2.4%	8,558	1.6%	8,121	1.5%
Goodwill impairment	327,773	70.4%	-	0.0%	-	0.0%
Intangible impairment	-	0.0%	4,150	0.8%	782	0.1%
Operating earnings (loss)	(344,140)	-73.9%	36,134	6.7%	50,524	9.2%
Currency transaction gain (loss)	$(911)	-0.2%	$3,961	0.7%	$77	0.0%

Net Sales
Net sales for the year ended December 31, 2008 decreased from the year ended December 31, 2007 by approximately $69.8 million, or 13.0%.  The decrease was due to lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as discussed above, as well as lower demand for our repair and remodeling windows which declined due to a slowdown in the remodeling and replacement activity across the U.S.  The decrease in sales was partially offset by the sales from Pacific Windows which was acquired in September 2007 and price increases that were implemented in response to increasing raw material and freight costs as discussed below.

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

Cost of Products Sold
Cost of products sold for the year ended December 31, 2008 decreased from the year ended December 31, 2007 by approximately $23.4 million, or 5.6%. The decrease in cost of products was due to lower sales as discussed above, but was partially offset by cost of products sold attributable to Pacific Windows, which was acquired in the fourth quarter of 2007 and by higher raw material costs, primarily PVC resin and aluminum, as well as higher freight costs driven by higher oil costs. Gross profit as a percentage of net sales decreased from 22.1% in 2007 to 15.4% in 2008.  The decrease in gross profit percentage was driven by lower unit sales volume, increased raw material and freight costs which were not fully offset by selling price increases, as well as Pacific Windows which carried a lower gross profit margin than the Company’s other window and door products.

Cost of products sold for the year ended December 31, 2007 decreased from the year ended December 31, 2006  by approximately $6.2 million, or 1.5%.  The decrease in cost of products sold was primarily driven by the lower level of sales in our new construction window products and the discontinued mechanical window product line discussed above.  The decrease in cost of products sold was partially offset by higher cost of products sold in our Canadian window and door business and due to higher volume and corresponding increases in cost of products sold for Alenco and Pacific Windows.  Cost of products sold associated with Alenco for 2007 included 12 months as compared to only 10 months in 2006.

SG&A Expense
SG&A expense for the year ended December 31, 2008 increased from the year ended December 31, 2007  by approximately $7.7 million, or 11.0%.  The increase in SG&A was primarily due to the addition of Pacific Windows and reorganization expenses incurred to integrate our U.S. window companies into one operating group.  The reorganization expenses are primarily comprised of fees paid to third party consultants assisting with the reorganization and integration of our U.S. window group, as well as severance costs related to positions that have been eliminated.  The Company believes that the reorganization of our U.S. window group will allow us to better serve our customers and markets, while reducing future operating costs.

SG&A expense for the year ended December 31, 2007 increased from the year ended December 31, 2006  by approximately $0.3 million, or 0.5%.  The change in SG&A expense was driven by reduced 2007 selling, marketing and professional fees of approximately $2.2 million and a reduction to the 2007 net expense due to approximately $1.2 million of cash received from an account receivable that had been fully reserved in periods prior to 2006.  In addition, SG&A expenses for the first nine months of 2006 included approximately $0.8 million of restructuring costs due to the closure of the Sarver, PA facility, and approximately $0.6 million due to the loss on the sale of the Sarver building.  The decreases were partially offset by higher SG&A expenses of approximately $5.1 million due to the addition of Alenco in 2006 and Pacific Windows in 2007.

Amortization of Intangible Assets
Amortization expense for the year ended December 31, 2008 increased from the year ended December 31, 2007 by approximately $2.5 million, due to the reclassification of the tradenames intangible asset from an indefinite lived asset.  Amortization expense for the year ended December 31, 2007 increased from the year ended December 31, 2006 by approximately $0.4 million due to the addition Alenco in 2006 and Pacific Windows in 2007.

Goodwill Impairment
During the fourth quarter, the Company conducted its annual goodwill impairment test.  As a result of the depressed residential housing and remodeling markets, the Company incurred a $127.8 million impairment charge to operating earnings during the fourth quarter for our Windows and Doors operating segment.  The $127.8 million impairment charge taken in the fourth quarter was in addition to the estimated $200.0 million impairment charge to operating earnings taken in the Company’s fiscal third quarter for our Windows and Doors operating segment.  These non-cash charges did not affect the Company’s cash position, liquidity, debt covenants, or have any impact on future operations.

Intangible Impairment
The Company evaluated the intangible assets (tradenames) with indefinite lives for impairment as of November 30, 2007, and determined that there was an impairment.  The impairment charge was primarily a result of a change in the assumption of long-term revenue growth related to the tradenames.  As a result, the Company wrote down those assets by approximately $4.2 million for the year ended December 31, 2007.  In 2006, due to the Sarver facility closure, intangible asset impairments of approximately $0.8 million were recognized.

Currency Transaction Gain (Loss)
Currency transaction gain (loss) changed from a gain of approximately $4.0 million for the year ended December 31, 2007 to a loss of approximately $0.9 million for the year ended December 31, 2008.  The transaction gain resulted from debt, denominated in US dollars, recorded by CWD, the Company’s Canadian subsidiary, which fluctuated due to the changing exchange rate.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	Year ended	Year ended	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
		Revised (1)	Revised (1)
Statement of operations data:
Operating loss	$(10,546)	$(7,045)	$(9,877)
Interest expense	(137,395)	(97,558)	(74,778)
Interest. income	390	1,127	787
Benefit (provision) for income taxes	$69,951	$(3,634)	$(4,147)

(1) See Note 5 to the consolidated financial statements

Operating loss
Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The increase of approximately $3.5 million in expenses for the year ended December 31, 2008 as compared to the prior year was primarily due to higher salary and travel and entertainment expenses due to the addition of a corporate marketing department and one-time expenses related to the move of the corporate offices to Cary, North Carolina during 2008.

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

Interest expense
Interest expense for the year ended December 31, 2008 increased by approximately $39.8 million, or 40.8%, over the same period in 2007.  The increase was due to the following:
•	an increase of approximately $46.2 million due to additional interest on the $700.0 million Senior Secured Notes issued June 9, 2008,
•
an increase of approximately $27.6 million due to interest costs incurred in the second quarter of 2008 related to the issuance of new debt (approximately $14.0 million deferred financing costs associated with previous debt, approximately $6.8 million for a prepayment premium, and approximately $6.8 million of bank amendment fees that was subsequently retired),

•	an increase of approximately $1.8 million on ABL/revolver borrowings,
•	a decrease of approximately $34.6 million due to interest paid in 2007 on the Company’s previous term loan which was paid off effective June 9, 2008, and
•	a decrease of approximately $1.2 million resulting from the reclassification of 2007 third-party financing costs from other expense to interest expense.

Interest expense for the year ended December 31, 2007 increased from the year ended December 31, 2006 by approximately $22.8 million, or 30.5%, as a result of increased borrowings used to finance the Alenco Acquisition in February 2006 and the AHE Acquisition in October 2006.

Interest income
Interest income for the year ended December 31, 2008 decreased from the year ended December 31, 2007 by approximately $0.7 million, or 65.4%, as a result of lower interest rates in 2008 as compared to 2007.Interest income for the year ended December 31, 2007 increased from the year ended December 31, 2006 by approximately $0.3 million, or 43.2%, as a result of higher interest rates in 2007 as compared to 2006.

Income taxes
Income tax expense for the year ended December 31, 2008 changed from a tax provision of approximately $3.6 million for 2007 to a tax benefit of approximately $70.0 million, primarily as a result of a pre-tax loss incurred during 2008 caused primarily by the $450.0 million gooodwill impairment and the $27.6 million in deferred financing cost expenses. The Company's effective tax rate for the year ending December 31, 2008 was 38.1% excluding the goodwill impairment charge.

Income tax expense for the year ended December 31, 2007 increased from the prior year by approximately $0.5 million, primarily as a result of higher state tax rates as a result of the inability to utilize losses as well as the Company being unable to realize the benefit from Domestic Production activity.  In addition, the Company’s 2007 tax expense included approximately $0.6 million tax benefit to correct for rates used in prior periods for the proper graduated rate structures.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We finance these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ credit facility.

Cash provided by (used in) operating activities

Net cash used in operating activities for the year ended December 31, 2008 was approximately $58.9 million.  Net cash provided by operating activities for the years ended December 31, 2007 and 2006 was approximately $73.8 million and $53.4 million, respectively.  The decrease in cash provided by operating activities for 2008 as compared to 2007 was primarily driven by lower net income.  The increase in net cash provided by operating activities for 2007 as compared to 2006 was primarily driven by higher net income before adjustments for depreciation and amortization which were higher in 2007 as compared to 2006.

Cash provided by (used in) investing activities

Net cash used in investing activities for the year ended December 31, 2008 was approximately $11.5 million.  Net cash used in investing activities for the year ended December 31, 2007 and 2006 was approximately $56.4 million and $432.2 million, respectively.  The cash used in investing activities for the year ended December 31, 2008 was primarily used for capital expenditures of approximately $16.6 million, partially offset by approximately $8.8 million of proceeds from the sale of assets.    The cash used in investing activities for the year ended December 31, 2007 was primarily used to fund the acquisition of Pacific Windows.  The cash used in investing activities for the year ended December 31, 2006 was primarily used to fund the Alenco and AHE acquisitions.

Cash provided by financing activities

Net cash provided by financing activities for the year ended December 31, 2008 was approximately $78.2 million.  Net cash used in financing activities for the year ended December 31, 2007 was approximately $15.1 million.  Net cash provided by financing activities for the year ended December 31, 2006 was approximately $405.4 million.  The cash provided by financing activities for the year ended December 31, 2008 was primarily driven by the refinancing activity in June 2008.  The cash used in financing activities for the year ended December 31, 2007 was primarily used to pay down debt.  The increase in net cash provided by financing activities for the year ended December 31, 2006 was driven by the cash provided from the financing agreement associated with the Alenco and AHE acquisitions.

Long term debt

Net cash provided by financing activities for the year ended December 31, 2008 included debt issuance costs of $26.0 million related to the $700.0 million offering of Senior Secured Notes on June 9, 2008 and the entry into the ABL Facility.  Also included in cash provided by financing activities for the year ended December 31, 2008 was a $30.0 million cash equity contribution that Ply Gem received from CI Capital Partners LLC as a condition to Ply Gem’s amendment of its prior credit facility on May 23, 2008. This amendment increased the interest rate on the term loan and extended the maturity of the revolving credit facility from February 12, 2009 to August 12, 2010.  On May 23, 2008 the senior credit facility was amended and subsequently paid off on June 9, 2008 with the proceeds from the Senior Secured Notes offering.  This eliminated any potential loan covenant violation or events of default under the previous debt instrument.

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of its Senior Secured Notes, which are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under the existing senior secured credit facility of approximately $691.2 million.  The Senior Secured Notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum.  Interest is payable semi-annually on June 15 and December 15 of each year.

The Senior Secured Notes and the related guarantees are secured on a first-priority lien basis by substantially all of the assets (other than the assets securing our obligations under our ABL Facility on a first-lien basis, which consist primarily of accounts receivable and inventory) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the ABL Facility on a first-lien basis.

Senior Secured Asset-Based Revolving Credit Facility

Concurrently with the closing of the issuance of the Senior Secured Notes on June 9, 2008, the Company and the subsidiaries of Ply Gem Industries entered into a senior secured asset-based revolving credit facility (the “ABL Facility”), which initially provided for revolving credit financing of up to $135.0 million, and was subsequently increased to $150.0 million as of August 14, 2008, subject to borrowing base availability, with a maturity of five years, including sub-facilities for letters of credit, swingline loans and borrowings in Canadian dollars and United States dollars by CWD.   However, the ABL Facility will mature on October 15, 2011 if Ply Gem Industries’ Senior Subordinated Notes are not refinanced by such date.  In addition, the ABL Facility provides that the revolving commitments may be further increased to $200.0 million, subject to certain terms and conditions.

All obligations under the ABL Facility are fully and unconditionally guaranteed by substantially all of Ply Gem Industries’ existing and future, direct and indirect, wholly-owned domestic subsidiaries, and in any event by all subsidiaries that guarantee the notes. All obligations under the ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Ply Gem Industries and the guarantors, including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing and a second-priority security interest in, and mortgages on, substantially all of Ply Gem Industries’ material owned real property and equipment and all assets that secure the notes on a first-priority basis.

The obligations of CWD, which is a borrower under the Canadian sub-facility under the ABL Facility, will be secured by a first-priority security interest in substantially all of the assets of such Canadian subsidiary and by Ply Gem Industries’ and the guarantors’ assets on the same basis as borrowings by Ply Gem Industries are secured under the ABL Facility, plus additional mortgages in Canada, and a pledge by Ply Gem Industries of the remaining 35% of the equity interests of CWD pledged only to secure the Canadian sub-facility.

As of December 31, 2008, Ply Gem Industries had approximately $86.1 million of contractual availability and approximately $52.8 million of borrowing base availability under the ABL Facility, reflecting $60.0 million of borrowings outstanding under the ABL Facility and approximately $3.9 million of letters of credit issued under the ABL Facility. Further, as of December 31, 2008, approximately $3.2 million of letters of credit were issued apart from the ABL Facility to secure certain environmental obligations and this amount does not reduce the availability under the ABL Facility.

The interest rates applicable to loans under our ABL Facility are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of December 31, 2008, the Company’s interest rate on the ABL Facility was approximately 7.2%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1:1.0 if the Company’s borrowings under the ABL Facility exceed 85% of the $150.0 million commitment or $127.5 million.

            The Company’s previous senior facilities with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to approximately $762.1 million, originally consisting of approximately $687.1 million of term loan facilities maturing in August 2011 and a $75.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009.  These credit facilities imposed certain restrictions on Ply Gem Industries, including a requirement to maintain a minimum Leverage Ratio of EBITDA (adjusted for certain items as allowed) to Net Debt (as defined in the credit facility).  In April 2008, the Company revised its 2008 forecast in response to market wide increases in raw material prices and fuel costs, as well as continued declines in both the residential new construction and repair/remodeling markets.  Under the revised forecast, the Company did not expect to be able to comply with the required Leverage Ratio required for fiscal quarters in 2008 following March 29, 2008.  The failure to comply with this covenant would have caused an event of default.  On May 23, 2008, the Company entered into an amendment of the fifth amended and restated credit agreement which consisted of changes to certain debt covenant ratios.  The amendment also increased the interest rate on the term loan and extended the maturity of the revolving credit facility from February 12, 2009 to August 12, 2010.  On May 23, 2008, Ply Gem received from CI Capital Partners LLC a $30.0 million cash equity contribution as a condition to the credit facility amendment.  The outstanding indebtedness under the credit facility was subsequently paid off on June 9, 2008 with the proceeds from the Senior Secured Notes offering.

9% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August of 2004 in connection with the MW acquisition, Ply Gem Industries issued an additional $135.0 million of Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding and its subsidiaries.  The Senior Subordinated Notes will mature on February 15, 2012 and bear interest at a rate of 9.0% per annum.  Interest is paid semi-annually on February 15 and August 15 of each year.

Liquidity requirements

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our ABL Facility.  As of December 31, 2008, we had approximately $1,114.2 million of indebtedness and $86.1 million of contractual availability under the ABL facility and approximately $52.8 million of borrowing base availability reflecting $60.0 million of ABL borrowings and approximately $3.9 million of letters of credit issued under the ABL facility.  As of December 31, 2008, the Company estimates that it will pay $117.3 million in interest payments during the year ending December 31, 2009.

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

Recent developments

In March 2009, certain affiliates of the Company’s controlling stockholders acquired a majority of the outstanding Senior Subordinated Notes.  Prior to the acquisition, on March 20, 2009, Ply Gem Industries commenced a consent solicitation to amend the indenture governing the Senior Subordinated Notes.  On March 24, 2009, after receipt of the requisite consents, Ply Gem Industries entered into a Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”) among Ply Gem Industries, the Company, the other guarantors party thereto and U.S. Bank National Association, as trustee, containing the amendments to the indenture.  The Fifth Supplemental Indenture eliminated substantially all of the restrictive covenants of the indenture governing the Senior Subordinated Notes, including, among other things, the limitation on indebtedness, the change of control put provisions, the limitation on restricted payments, the limitation on liens, the limitation on asset sales, the limitation on transactions with affiliates, the limitation on dividends and other restrictions affecting restricted subsidiaries, the limitation on layering indebtedness and the limitation on the issuance or sale of equity interests in restricted subsidiaries.  The Fifth Supplemental Indenture also eliminated certain events of default in the indenture governing the Senior Subordinated Notes.  The amendments contained in the Fifth Supplemental Indenture will become operative upon completion of the purchase of a specified amount of the Senior Subordinated Notes by certain affiliates of our controlling stockholders, which is expected to be completed in April 2009.

In the future, the Company and its affiliates may consider conducting exchange or tender offers for its indebtedness or purchasing or otherwise acquiring its indebtedness.

Contractual Obligations

The following table summarizes our contractual cash obligations under financing arrangements and lease commitments as of December 31, 2008, including interest amounts.  Interest on the Senior Secured Notes and the Senior Subordinated Notes is fixed at 11.75% and 9.0%, respectively.  Interest on the ABL credit facility is variable and has been presented at the current rate.  Actual rates for future periods may differ from those presented here.

	Total	Less Than			5 Years
	Amount	1 Year	1 - 3 Years	3 - 5 Years	or More
	(dollars in thousands)

Long-term debt (1)	$1,120,000	$-	$60,000	$1,060,000	$-
Interest payments (2)	475,111	117,303	234,068	123,740	-
Non-cancelable lease commitments (3)	156,740	22,073	36,148	27,476	71,043
Purchase obligations (4)	38,873	36,436	2,437	-	-
Other long-term liabilities (5)	14,560	1,456	2,912	2,912	7,280
	$1,805,284	$177,268	$335,565	$1,214,128	$78,323

(1)
Long-term debt is shown before discount (premium), and consists of the Company’s Senior Secured Notes, Senior Subordinated Notes, and ABL Facility.  For more information concerning the long-term debt, see “Liquidity and Capital Resources” above.

(2)	Interest payments for variable interest debt are based on current interest rates and debt obligations at December 31, 2008.

(3)	Non-cancelable lease commitments represent lease payments for facilities and equipment.

(4)
Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price and the approximate timing of the transaction.  These obligations are related primarily to inventory purchases.

(5)
Other long term liabilities include pension obligations which are estimated based on the Company’s 2009 annual funding requirement.  Because we are unable to reliably estimate the timing of future tax payments related to uncertain tax positions, certain tax related obligations of approximately $7.8 million have been excluded from the table above.

As discussed in “Certain Relationships and Related Transactions,” the Company will pay an annual fee to an affiliate of Caxton-Iseman each year based on 2% of EBITDA.  No amount for this fee has been included in the above table.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Inflation; Seasonality

We do not believe that inflation has had a material impact on our business, financial condition or results of operations during the past three fiscal years.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement addresses how to calculate fair value measurements required or permitted under other accounting pronouncements. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. On February 12, 2008, the FASB issued FASB Staff Position (“FSP”) FAS 157-2 which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  This FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of the FSP.  Effective for 2008, the Company adopted SFAS 157 except as it applies to those nonfinancial assets and liabilities as noted in FSP 157-2.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This standard requires employers to recognize the underfunded or overfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income, which is a component of stockholders’ equity.  SFAS No. 158 does not change the amount of actuarially determined expense that is recorded in the consolidated statement of income. The new reporting requirements and related new footnote disclosure rules of SFAS No. 158 are effective for our December 31, 2008 and 2007 financial statements.  Additionally, SFAS No. 158 requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position.  For our financial statements as of December 31, 2008, we changed our September 30th measurement date for our plans’ assets and obligations to comply with this requirement.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provides for borrowings of up to $150.0 million, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.4 million per year.  At December 31, 2008, we were not party to any interest rate swaps to manage our interest rate risk.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  In 2008, the net impact of foreign currency changes to the Company’s results of operations was a loss of $0.9 million.  The impact of foreign currency changes related to translation resulted in a decrease in stockholder’s equity of approximately $9.1 million at December 31, 2008.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At December 31, 2008, we did not have any significant outstanding foreign currency hedging contracts.

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

Consumer and Commercial Credit

As general economic conditions in the United States have deteriorated significantly over the past year, the availability of consumer and commercial credit have tightened.  As such, the Company has increased its focus on the credit worthiness of our customers.  These procedures are necessary to ensure that our allowance for doubtful accounts is adequate and that we are performing proper due diligence prior to initiating sales.  We will continue to monitor these statistics over the next year to ensure that issues, if any, are identified in a timely manner to reduce risk and minimize the Company's bad debt exposure.  If general economic conditions continue to worsen, additional reserves may be necessary.

Item 8.                                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Ply Gem Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholder’s equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 5 to the consolidated financial statements, the Company has elected to change its method of accounting for a portion of its inventory in 2008 from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. As discussed in note 7 to the consolidated financial statements, the Company adopted the recognition and disclosure requirements in 2007 and the measurement provisions in 2008 of FASB Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R). As discussed in note 12 to the consolidated financial statements, on January 1, 2007, the Company adopted FASB Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.  As discussed in notes 1 and 13 to the consolidated financial statements on January 1, 2006, the Company adopted FASB Statement of Financial Accounting Standard No. 123(R) (revised 2004), Share-Based Payment.

/s/ KPMG LLP

Raleigh, North Carolina

March 30, 2009

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year	For the Year	For the Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2008	2007	2006
		Revised (1)	Revised (1)
	(Amounts in thousands)

Net sales	$1,175,019	$1,363,546	$1,054,468
Costs and expenses:
Cost of products sold	972,546	1,076,507	829,518
Selling, general and administrative expenses	162,940	162,609	125,619
Amortization of intangible assets	19,650	17,631	11,942
Goodwill impairment	450,000	-	-
Intangible asset impairment	-	4,150	782

Total costs and expenses	1,605,136	1,260,897	967,861
Operating earnings (loss)	(430,117)	102,649	86,607
Foreign currency gain (loss)	(911)	3,961	77
Interest expense	(138,015)	(99,698)	(76,680)
Interest income	617	1,704	1,205
Income (loss) before provision (benefit) for income
taxes and cumulative effect of accounting change	(568,426)	8,616	11,209
Provision (benefit) for income taxes	(69,951)	3,634	4,147
Income (loss) before cumulative effect of
accounting change	(498,475)	4,982	7,062
Cumulative effect of accounting change, net of
income tax benefit of $57	-	-	(86)
Net income (loss)	$(498,475)	$4,982	$6,976

(1) See Note 5

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
		Revised (1)
	(Amounts in thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$58,289	$52,053
Accounts receivable, less allowances of $6,405 and $7,320, respectively	90,527	111,653
Inventories:
Raw materials	53,060	60,003
Work in process	28,085	23,071
Finished goods	42,267	48,908
Total inventory	123,412	131,982
Prepaid expenses and other current assets	19,985	16,462
Deferred income taxes	13,924	12,797
Total current assets	306,137	324,947
Property and Equipment, at cost:
Land	3,709	4,017
Buildings and improvements	35,206	37,927
Machinery and equipment	253,290	240,921
Total property and equipment	292,205	282,865
Less accumulated depreciation	(122,194)	(83,869)
Total property and equipment, net	170,011	198,996
Other Assets:
Intangible assets, less accumulated amortization of $64,488 and $45,081, respectively	193,604	213,257
Goodwill	390,779	835,820
Other	40,579	43,133
Total other assets	624,962	1,092,210
	$1,101,110	$1,616,153

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$-	$6,873
Accounts payable	59,603	83,102
Accrued expenses and taxes	76,304	94,916
Total current liabilities	135,907	184,891
Deferred income taxes	25,412	92,608
Other long term liabilities	68,233	65,644
Long-term debt, less current maturities	1,114,186	1,031,223

Commitments and contingencies

Stockholder's Equity (Deficit):
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	209,908	180,667
Retained earnings (accumulated deficit)	(446,993)	51,485
Accumulated other comprehensive income (loss)	(5,543)	9,635
Total stockholder's equity (deficit)	(242,628)	241,787
	$1,101,110	$1,616,153
(1) See Note 5

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year	For the Year	For the Year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2008	2007	2006
		Revised (1)	Revised (1)
	(Amounts in thousands)
Cash flows from operating activities:
Net income (loss)	$(498,475)	$4,982	$6,976
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation and amortization expense	61,765	54,067	33,816
Fair value premium on purchased inventory	19	1,289	3,266
Non-cash interest expense, net	7,144	6,941	5,571
(Gain) loss on foreign currency transactions	911	(3,961)	(77)
Goodwill impairment	450,000	-	-
Intangible asset impairment	-	4,150	782
Loss on sale of assets	886	356	840
Other non-cash items	14,047	-	1,772
Deferred income taxes	(71,362)	(1,288)	(732)
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	18,179	32,654	25,264
Inventories	3,306	7,523	8,065
Prepaid expenses and other current assets	674	7,127	(981)
Accounts payable	(21,885)	(17,074)	(38,051)
Accrued expenses and taxes	(15,905)	(23,326)	6,711
Cash payments on restructuring liabilities	(7,547)	(210)	(200)
Other	(622)	614	403
Net cash provided by (used in) operating activities	(58,865)	73,844	53,425
Cash flows from investing activities:
Capital expenditures	(16,569)	(20,017)	(20,318)
Proceeds from sale of assets	8,825	63	4,536
Acquisitions, net of cash acquired	(3,614)	(36,453)	(416,386)
Other	(129)	-	-
Net cash used in investing activities	(11,487)	(56,407)	(432,168)
Cash flows from financing activities:
Proceeds from long-term debt	693,504	-	414,808
Proceeds from revolver borrowings	140,000	50,000	15,000
Payments on long-term debt	(677,910)	(10,623)	(3,467)
Payments on revolver borrowings	(80,000)	(50,000)	(15,000)
Debt issuance costs paid	(26,578)	(2,100)	(9,534)
Equity contributions	30,310	900	4,717
Equity repurchases	(1,093)	(3,245)	(1,128)
Net cash provided by (used in)
financing activities	78,233	(15,068)	405,396
Impact of exchange rate movements on cash	(1,645)	863	(5)
Net increase in cash and cash equivalents	6,236	3,232	26,648
Cash and cash equivalents at the beginning of the period	52,053	48,821	22,173
Cash and cash equivalents at the end of the period	$58,289	$52,053	$48,821

Supplemental Information
Interest paid	$111,388	$98,847	$70,431
Income taxes paid (received), net	$(464)	$6,576	$5,621

(1) See Note 5

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

			Accumulated
		Retained	Other	Total
	Additional	Earnings	Comprehen-	Stock-
	Paid in	(Accumulated	sive Income	holder's
	Capital	Deficit)	(Loss)	Equity (Deficit)
		Revised (1)		Revised (1)
	(Amounts in thousands)

Balance, December 31, 2005	$175,461	$39,527	$2,146	$217,134

Comprehensive income:
Net income	-	6,976	-	6,976
Currency translation	-	-	(347)	(347)
Minimum pension liability, net of tax ($353)	-	-	497	497
Total comprehensive income				7,126
Contributions	6,331	-	-	6,331
Balance, December 31, 2006	$181,792	$46,503	$2,296	$230,591

Comprehensive income:
Net income	-	4,982	-	4,982
Currency translation	-	-	5,658	5,658
Minimum pension liability for actuarial
gain, net of tax ($638)	-	-	961	961
Total comprehensive income				11,601
Adjustment to initially apply SFAS No.
158, net of tax ($460)	-	-	720	720
Contributions (repurchase of equity)	(1,125)	-	-	(1,125)
Balance, December 31, 2007	$180,667	$51,485	$9,635	$241,787

Comprehensive income:
Net loss	-	(498,475)	-	(498,475)
Currency translation	-	-	(9,517)	(9,517)
Minimum pension liability for actuarial
gain, net of tax ($3,774)	-	-	(5,661)	(5,661)
Total comprehensive loss				(513,653)
Adoption of SFAS No. 158 measurement date	-	(3)	-	(3)
Contributions (repurchase of equity)	29,241	-	-	29,241
Balance, December 31, 2008	$209,908	$(446,993)	$(5,543)	$(242,628)

(1) See Note 5
See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Ply Gem Holdings, Inc. (“Ply Gem Holdings”) and its wholly-owned subsidiaries (individually and collectively, the “Company” or “Ply Gem”) are diversified manufacturers of residential and commercial building products, operating with two principal segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors.  Through these principal segments, Ply Gem Industries, Inc. (“Ply Gem Industries”) manufactures and sells, primarily in the United States and Canada, a wide variety of products for the residential and commercial construction, manufactured housing, and remodeling and renovation markets.

Ply Gem Holdings, a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries from Nortek.  The Ply Gem acquisition was completed on February 12, 2004, when Nortek, Inc. (“Nortek”) sold Ply Gem Industries to Ply Gem Holdings, an affiliate of CI Capital Partners LLC pursuant to the terms of the stock purchase agreement among Ply Gem Investment Holdings, Nortek, and WDS LLC dated as of December 19, 2003, as amended.  Prior to February 12, 2004, the date of the Ply Gem acquisition, Ply Gem Holdings had no operations and Ply Gem Industries was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek.  As a result of the Ply Gem acquisition, we applied purchase accounting on the date of February 12, 2004.

On August 27, 2004, Ply Gem Industries acquired all of the outstanding shares of capital stock of MWM Holding, Inc., (“MWM Holding”), in accordance with a stock purchase agreement entered into among Ply Gem Industries, MWM Holding and the selling stockholders.

On February 24, 2006, Ply Gem Industries acquired all of the outstanding shares of capital stock, warrants to purchase shares of common stock and options to purchase shares of common stock of AWC Holding Company (“AWC”, and together with its subsidiaries, “Alenco”), in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock options holders of AWC and FNL Management Corp, an Ohio corporation, as their representative.  The accompanying consolidated financial statements include the operating results of Alenco for periods after February 26, 2006, the date of acquisition.

On October 31, 2006, Ply Gem Industries acquired all of the issued and outstanding shares of common stock of Alcoa Home Exteriors, Inc. (“AHE”), in accordance with a stock purchase agreement entered into among Ply Gem Industries, Alcoa Securities Corporation, and Alcoa Inc. The accompanying consolidated financial statements include the operating results of AHE for periods after October 31, 2006, the date of acquisition.

On September 30, 2007, Ply Gem Industries completed the acquisition of CertainTeed Corporation’s vinyl window and patio door business through a stock acquisition.  On the acquisition date, the Company changed the name of the acquired business to Ply Gem Pacific Windows Corporation (“Pacific Windows”).  The accompanying consolidated financial statements include the operating results of Pacific Windows for periods after September 30, 2007, the date of acquisition.

On October 31, 2008, Ply Gem Industries completed an asset acquisition of United Stone Veneer, LLC (“USV”).  The accompanying consolidated financial statements include the operating results of USV for the period after October 31, 2008.  As a result of the USV acquisition, the Company modified the name of the “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone” for 2008.

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

Principles of Consolidation and Combination

The accompanying consolidated financial statements include the accounts of Ply Gem Holdings and its subsidiaries, all of which are wholly owned.  All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year, with no effect on net income (loss) or retained earnings (accumulated deficit).  As of December 31, 2007, the Company corrected the classification of approximately $13.2 million of cash and cash equivalents to accounts payable to reflect outstanding checks that reduce the net cash balance.  These amounts adjusted the presentation for the consolidated balance sheets and the consolidated statements of cash flows.  In addition, the Company combined “interest expense” and “other expense” into “interest expense” for the years ended December 31, 2007 and 2006 on the consolidated statement of operations.

Accounting Policies and Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States involves estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  Such estimates include the allowance for doubtful accounts receivable, valuation reserve for inventories, warranty reserves, legal contingencies, assumptions used in the calculation of income taxes, and projected cash flows used in the goodwill and intangible asset impairment tests.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, as appropriate and are based on management’s best estimates and judgments.  We adjust such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency, and the depressed housing and remodeling market have combined to increase the uncertainty inherent in such estimates and assumptions.  If different conditions result from those assumptions used in the Company’s judgments, actual results could be materially different from the Company’s estimates.

Recognition of Sales and Related Costs, Incentives and Allowances

The Company recognizes sales upon the shipment of their products, net of applicable provisions for discounts and allowances.  Generally, the customer takes title upon shipment and assumes the risks and rewards of ownership of the product.  For certain products our customers take title upon delivery, at which time revenue is then recognized.  Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome.  Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed upon with the Company’s various customers, which are typically earned by the customer over an annual period.  The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements.  Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period.  The Company generally estimates customer returns based upon the time lag that historically occurs between the date of the sale and the date of the return while also factoring in any new business conditions that might impact the historical analysis such as new product introduction.  The Company also provides for estimates of warranty, bad debts and shipping costs at the time of sale.  Shipping and warranty costs are included in cost of products sold.  Bad debt provisions are included in selling, general and administrative expenses.  The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that are expected to impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts.

Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. During the year ended December 31, 2008, the Company elected to conform its method of valuing its inventory to the FIFO method from the LIFO method for a portion of its inventory.  The change in accounting method occurred following the consolidation of the LIFO inventory into another location that uses the FIFO method of accounting.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of December 31, 2008 the Company had inventory purchase commitments of approximately $36.4 million.

Property and Equipment

Property and equipment are presented at cost.  Depreciation of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:

Buildings and improvements	10-37 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Term of lease or useful
life, whichever is shorter

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized in operations.

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

The Company accounts for acquired goodwill and indefinite-lived intangible assets in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets ("SFAS No. 142").  Purchase accounting required by SFAS No. 141, “Business Combination” (“SFAS no.141”), involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill (see Note 2).  For significant acquisitions, the Company values items such as property and equipment and acquired intangibles based upon appraisals, and determines the value of assets and liabilities associated with pension plans based upon actuarial studies.

The Company applies SFAS No, 142 to goodwill and certain intangible assets.  Under this statement, goodwill and intangible assets determined to have an indefinite useful life are no longer amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.

The Company assesses goodwill for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs amounted to approximately $32.5 million and $26.6 million as of December 31, 2008 and December 31, 2007, respectively, and have been recorded in other long term assets.

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

Income Taxes

We account for deferred income taxes using the asset and liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” or “SFAS No. 109,” which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amount included in our federal and state income tax returns be recognized in the balance sheet.  Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, Inc., Ply Gem Industries, Inc. and its subsidiaries.  The existing tax sharing agreement between Ply Gem Holdings and Ply Gem Investment Holdings, Inc., under which tax liabilities for each respective party are computed on a stand-alone basis, was amended during 2006 to include Ply Gem Prime Holdings, Inc.  U.S. subsidiaries file unitary, combined and separate state income tax returns.  CWD Windows and Doors files separate Canadian income tax returns.

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

Sales Taxes

Sales taxes collected from customers are recorded as liabilities until remitted to taxing authorities and therefore are not reflected in the consolidated Statements of Operations.

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

Liquidity

The Company intends to fund its ongoing capital and working capital requirements, including its internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of its ABL Facility.  As of December 31, 2008, the Company had approximately $1,114.2 million of indebtedness and $86.1 million of contractual availability under the ABL facility and approximately $52.8 million of borrowing base availability reflecting $60.0 million of ABL borrowings and approximately $3.9 million of letters of credit issued under the ABL facility.  As of December 31, 2008, the Company estimates that it will pay $117.3 million in interest payments during the year ending December 31, 2009.

Because of the inherent seasonality in our business and the resulting working capital requirements, the Company's liquidity position within a given year will fluctuate.  The seasonal effect that creates our greatest needs has historically been experienced during the first six months of the year and the Company anticipates borrowing funds under its ABL Facility to support this requirement.  However, the Company anticipates the funds generated from operations and funds available under the ABL Facility will be adequate to finance its ongoing operational cash flow needs, capital expenditures, debt service obligations, management incentive expenses, and other fees payable under other contractual obligations for the foreseeable future.

Foreign Currency

CWD Windows and Doors, Inc. (“CWD”), the Company’s Canadian subsidiary, utilizes the Canadian dollar as its functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at year-end.  Net sales and expenses are translated using average exchange rates in effect during the period.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.  A transaction gain or loss resulting from fluctuations in the exchange rate may be recognized in the statement of operations due to debt, denominated in US dollars, recorded by CWD, the Company’s Canadian subsidiary.

For the years ended December 31, 2008, December 31, 2007, and December 31, 2006, the Company recorded a loss from foreign currency transactions of approximately $0.9 million, a gain from foreign currency transactions of approximately $4.0 million, and a gain from foreign currency transaction of approximately $0.1 million, respectively.  As of December 31, 2008 and December 31, 2007, accumulated other comprehensive income (loss) included a currency translation of approximately $0.6 million and $8.9 million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of our Siding, Fencing, and Stone segment was approximately $5.8 million and $6.4 million at December 31, 2008 and December 31, 2007, respectively.   This customer accounted for approximately 9.2% of net sales for the year ended December 31, 2008, 10.2% of net sales for the year ended December 31, 2007, and 16.5% of net sales for the year ended December 31, 2006.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

(Amounts in Thousands)
Description	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Money market funds	$29,197	$29,197	$-	$-

Liabilities:
Senior Subordinated Notes- 9%	86,400	86,400	-	-
Senior Secured Notes-11.75%	378,000	378,000	-	-
	$464,400	$464,400	$-	$-

The fair value of money market funds and the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.

In accordance with Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, the Company will delay application of SFAS No. 157 for non-financial assets and non-financial liabilities until January 1, 2009.  Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test.  Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.  As permitted under the deferral for non-financial assets and liabilities, SFAS No. 157 will be applicable to these fair value measurements beginning January 1, 2009.

New Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair values as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”. Any acquisition related costs are to be expensed. The impact to the Company from the adoption of SFAS 141(R) in 2009 will depend on acquisitions at the time. The provisions of SFAS No. 141(R) are effective for the Company’s fiscal year beginning January 1, 2009, and are to be applied prospectively.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS No. 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Management is currently evaluating the impact, if any, this new standard may have on our balance sheet, results of operations, or cash flows.

2.   PURCHASE ACCOUNTING

Alenco Acquisition
On February 24, 2006, Ply Gem completed the Alenco acquisition. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Alenco based upon fair values as of the purchase date.  Alenco is a leading regional manufacturer of aluminum and vinyl windows and doors for the new home construction market in the fast-growing Southern regions of the United States.  The addition of Alenco expanded the Company’s geographical reach into the southern regions and expands the Company’s window products offering with aluminum.

The purchase price, including approximately $6.0 million of value attributed to Ply Gem Prime Holdings common stock issued to replace AWC Holding Company employee’s forfeited AWC Holding Company stock, was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price.

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

AHE Acquisition
On October 31, 2006, Ply Gem completed its acquisition of AHE. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of AHE based upon fair values as of the purchase date.  AHE is a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories.  The addition of AHE to Ply Gem’s portfolio enabled the Company to capitalize on attractive market opportunities and provide the Company with a strong sustainable platform to fully serve all vinyl siding market channels.

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

Based on appraisals received for the purchased intangible assets, approximately $24.0 million was assigned to trademarks and tradenames with weighted average lives of 15 years, approximately $0.8 million was assigned to patents with weighted average lives of 20 years, and approximately $36.4 million was assigned to customer relationships with weighted average lives of 10 years. Approximately $147.7 million of goodwill was assigned to the Siding, Fencing, and Stone segment as a result of the AHE acquisition.  None of the goodwill is expected to be deductible for tax purposes.

As of December 31, 2006, the Company had recorded an obligation of $3.5 million current liabilities for the shut down of AHE's Atlanta facility in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." This accrual included estimates for lease payments and associated cost of the facility through the remaining lease term, severance costs and costs related to the removal of equipment and other costs required to return the facility to a state required by the lessor. In the year ended December 31, 2007, cash payments of approximately $3.5 million have reduced approximately $0.5 million and recorded as an adjustment of the cost of acquiring AHE. As a result, the accrual at December 31, 2007 was approximately $0.5 million.

Pacific Windows Acquisition
On September 30, 2007, Ply Gem completed its acquisition of CertainTeed Corporation’s vinyl window and patio door business through a stock acquisition.  On the acquisition date, the Company changed the name of the acquired business to Ply Gem Pacific Windows Corporation. The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141, which results in a new valuation for the assets and liabilities of Pacific Windows based upon fair values as of the purchase date.  The acquired vinyl window business is a leading manufacturer of premium vinyl windows and doors and produces windows for the residential new construction and remodeling markets. The acquisition provided the Company with a presence on the west coast.

The purchase price was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price.

(in thousands)
Other current assets, net of cash	$10,766
Inventories	9,379
Property, plant and equipment	19,133
Trademarks	1,200
Customer relationships	1,800
Goodwill	18,052
Other assets	1,398
Current liabilities	(11,916)
Other liabilities	(13,230)
Purchase price, net of cash acquired	$36,582

The Company paid approximately $35.1 million on September 28, 2007 for the acquisition of Pacific Windows.  Transaction costs of approximately $1.5 million were incurred in 2007.  During 2008, the Company paid approximately $0.1 million in transaction costs for this acquisition. None of the goodwill is expected to be deductible for tax purposes.

United Stone Veneer Acquisition
On October 31, 2008, Ply Gem Industries completed the asset acquisition of USV.  The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141.  USV manufactures stone veneer enabling the Company to expand its building products offering across different areas and capitalize on this product growth opportunity.  The consolidated accompanying financial statements include the operating results of USV for periods after October 31, 2008.  As a result of the USV acquisition, the company changed its “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone” for 2008.

The preliminary purchase price was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price.

(in thousands)
Other current assets, net of cash	$566
Inventories	307
Property, plant and equipment	1,863
Goodwill	1,584
Current liabilities	(706)
Purchase price, net of cash acquired	$3,614

The goodwill is expected to be deductible for tax purposes.

3.   IMPAIRMENT
The Company’s acquisitions are accounted for under the purchase method of accounting pursuant to SFAS No. 141, “Business Combinations”.  Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill.  Identifiable intangible assets are valued separately and are amortized over their expected useful lives.

            SFAS No. 142, “Goodwill and Other Intangible Assets” requires the Company to test goodwill for impairment on an annual basis and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. These assessments require the Company to estimate the fair value of its reporting units. If the Company determines that the fair value of its reporting units is less than the carrying amount, an impairment charge must be recognized against earnings for the difference between the estimated fair value of the goodwill of the reporting unit as compared to its carrying value.  The Company has two reporting units- (Siding, Fencing, and Stone) and (Windows and Doors), and therefore separate valuations are performed for each of the reporting units.  The reporting units are identical to the Company’s operating segments.

Goodwill is evaluated for impairment at least annually during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition to other possible indicators, the Company considers the following factors to be the more significant or likely to trigger an interim impairment review:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant negative industry or economic trends;

•	Significant decline in its stock valuation for a sustained period; and

•	Significant changes in the manner of its use of acquired assets or the strategy for its overall business.

During the quarter ended September 27, 2008, the Company conducted an interim goodwill impairment test as a result of the depressed residential housing and remodeling market.  During the fourth quarter ended December 31, 2008, the Company conducted its annual goodwill impairment test.  These impairment tests resulted in a goodwill impairment charge of $450.0 million in 2008.  The Siding, Fencing, and Stone reporting unit incurred a goodwill impairment of $122.2 million and the Windows and Doors reporting unit incurred a goodwill impairment of $327.8 million for 2008.  The reporting unit goodwill balances after impairment were as follows for December 31, 2008 and December 31, 2007.

(amounts in thousands)
	December 31, 2008	December 31, 2007
Windows and Doors	$70,683	$391,646
Siding, Fencing, and Stone	320,096	444,174
	$390,779	$835,820

A rollforward of goodwill for 2008 and 2007 is included in the table below:

(Amounts in thousands)

Balance as of December 31, 2006	$811,285

Pacific Windows acquisition	16,100
AHE purchase accounting	3,500
Alenco purchase accounting	(200)
Currency translation adjustments	7,035
Income tax purchase accounting adjustments	(1,900)

Balance as of December 31, 2007	$835,820

Goodwill impairment	(450,000)
USV acquisition	1,584
Currency translation adjustments	(5,743)
Income tax purchase accounting	7,169
Pacific Windows purchase accounting	1,949

Balance as of December 31, 2008	$390,779

To determine the fair value of its reporting units, the Company equally considers both the income and market valuation methodologies.  The income valuation methodology uses the fair value of the cash flows that the reporting unit can be expected to generate in the future. This method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period as well as determine the weighted average cost of capital to be used as the discount rate.  The Company also utilizes the market valuation method to estimate the fair value of the reporting units by utilizing industry multiples for current operating earnings.  These industry multiples are then applied to the Company’s trailing twelve months of operating earnings considering any reasonable control premiums.  The second step involves calculating the fair value of the individual assets and liabilities of the reporting unit and calculating the implied fair value of the goodwill.

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and market multiples. However, there is no assurance that: 1) valuation multiples will not decline further , 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods. The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in additional goodwill impairments.

The Company evaluated its property and equipment and intangible assets for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.   This analysis was triggered by a decrease in projected cash flows due to the depressed residential housing and remodeling market.  The impairment test results indicated no impairment as of December 31, 2008.

The Company also evaluated the appraisal of certain tradenames with indefinite lives in 2007, and determined that there was an impairment.  Due to acquisitions of additional window companies subsequent to the purchase of the tradenames, and the move of the Company to a ‘one company’ structure, the brands have become commingled and the sales of the original trademarks have been diluted.  As a result, the Company wrote down those assets by approximately $4.2 million.  The Company has also re-evaluated these assets and determined that due to changes in the business, these assets should be reclassified to finite-lived intangible assets effective November 30, 2007. The Company determined that the estimated useful lives of these assets, was 14 years and they will be amortized over that time period.

During 2007, the Company also evaluated the preliminary appraisals for purchased AHE intangible assets referred to in Note 2, and determined that approximately $27.3 million of AHE Trademarks previously treated as indefinite lived assets should have useful lives of 15 years with a value of approximately $24.0 million.  During 2006, intangible asset impairments of approximately $0.8 million were recognized in selling, general and administrative expenses as a result of a facility closure.

4.   INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of December 31, 2008 and 2007:

	Average Amortization Period (in Years)	Cost	Accumulated Amortization	Net Carrying Value
	(Amounts in thousands)
As of December 31, 2008:
Patents	14	$12,770	$(4,533)	$8,237
Trademarks/Tradenames	15	85,644	(15,578)	70,066
Customer relationships	13	158,158	(43,850)	114,308
Other		1,520	(527)	993
Total intangible assets		$258,092	$(64,488)	$193,604

As of December 31, 2007:
Patents	14	$12,770	$(3,591)	$9,179
Trademarks/Tradenames	15	85,644	(9,679)	75,965
Customer relationships	13	158,158	(31,452)	126,706
Other		1,520	(113)	1,407
Total intangible assets		$258,092	$(44,835)	$213,257

Amortization expense for the years ended December 31, 2008 and 2007 was approximately $19.7 million and $17.6 million, respectively.  Amortization expense for the fiscal years 2009, 2010, 2011, 2012 and 2013 is estimated to be approximately $19.6 million, $19.5 million, $19.1 million, $19.1 million, and $19.1 million, respectively.

5.   INVENTORY CHANGE

During 2008, the Company elected to adopt the FIFO method of inventory valuation for its entire inventory as a result of the operational decision to transfer production from the Valencia, Pennsylvania facility to the Sidney, Ohio facility.  Previously, the Valencia, Pennsylvania facility utilized the LIFO method and Sidney, Ohio utilized the FIFO method. Since over 92% of the Company’s inventory previously utilized FIFO methodology, the Company elected to utilize FIFO across all of its inventory.  The Company believes the FIFO method of accounting is preferable because it provides a better measure of the current value of its inventory and provides a better matching of manufacturing costs with revenues.  The change resulted in the application of a single costing method to all of the Company’s inventories.  Comparative financial statements of prior years have been adjusted to apply the new method retrospectively.  The retrospective change resulted in an increase to retained earnings as of January 1, 2006 of approximately $1.6 million, net of taxes of $1.2 million. The following financial statement items for fiscal years 2007 and 2006 were affected by the change in accounting principle.

Consolidated Statements of Operations
	For the year ended December 31, 2007			For the year ended December 31, 2006
	As Computed	Effect of	As Computed	As Computed	Effect of	As Computed
	Under LIFO	Change	Under FIFO	Under LIFO	Change	Under FIFO
Costs and expenses:
Cost of products sold	$1,075,507	$1,000	$1,076,507	$831,418	$(1,900)	$829,518
Total costs and expenses	1,259,897	1,000	1,260,897	969,761	(1,900)	967,861

Operating earnings (loss)	103,649	(1,000)	102,649	84,707	1,900	86,607
Income (loss) before provision (benefit) for income taxes and cumulative effect of accounting change	9,616	(1,000)	8,616	9,309	1,900	11,209
Provision (benefit) for income taxes	4,002	(368)	3,634	3,502	645	4,147
Income (loss) before cumulative effect of accounting change	5,614	(632)	4,982	5,807	1,255	7,062
Net income (loss)	$5,614	$(632)	$4,982	$5,721	$1,255	$6,976

Consolidated Balance Sheets
	December 31, 2007
	As Computed	Effect of	As Computed
	Under LIFO	Change	Under FIFO
Inventories:
Raw materials	$60,003	$-	$60,003
Work in process	23,071	-	23,071
Finished goods	45,208	3,700	48,908
Total inventory	128,282	3,700	131,982

Total current assets	321,247	3,700	324,947
Total assets	1,612,453	3,700	1,616,153

Deferred income taxes	91,151	1,457	92,608
Retained earnings (accumulated deficit)	49,242	2,243	51,485
Total stockholder's equity (deficit)	239,544	2,243	241,787
Total liabilities and stockholder's
equity (deficit)	$1,612,453	$3,700	$1,616,153

Consolidated Statements of Cash Flows
	For the year ended December 31, 2007			For the year ended December 31, 2006
	As Computed	Effect of	As Computed	As Computed	Effect of	As Computed
	Under LIFO	Change	Under FIFO	Under LIFO	Change	Under FIFO
Net income (loss)	$5,614	$(632)	$4,982	$5,721	$1,255	$6,976
Deferred income taxes	(920)	(368)	(1,288)	(1,377)	645	(732)
Inventories	6,523	1,000	7,523	9,965	(1,900)	8,065
Net cash provided by (used in) operating activities	73,844	-	73,844	53,425	-	53,425

Had the Company continued to apply the LIFO method, the impact on the consolidated Statement of Operations during 2008 would have been an increase in operating earnings of approximately $0.8 million for the year ended December 31, 2008.

6.   LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at December 31, 2008 and 2007 consists of the following:

	December 31, 2008	December 31, 2007
	(Amounts in thousands)

Senior term loan facility	$-	$677,910
ABL facility	60,000	-
Senior subordinated notes due 2012, net of unamortized premium of $146 and $186	360,146	360,186
Senior secured notes due 2013, net of unamortized discount of $5,960	694,040	-
	1,114,186	1,038,096
Less current maturities	-	6,873
	$1,114,186	$1,031,223

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of 11.75% senior secured notes due 2013 (the “Senior Secured Notes”) at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under the existing senior secured credit facility of approximately $676.2 million of term loan borrowings and approximately $15.0 million of revolver borrowings.  The Senior Secured Notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum.  Interest will be paid semi-annually on June 15 and December 15 of each year.

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

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets. On November 3, 2008, Ply Gem Industries completed its exchange offer with respect to the Senior Secured Notes by exchanging $700.0 million Senior Secured Notes, which were registered under the Securities Act of 1933, as amended (the "Securities Act"), for $700.0 million of the issued and outstanding Senior Secured Notes.  Upon completion of the exchange offer, all issued and outstanding Senior Secured Notes were registered under the Securities Act.

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

In addition, the Company’s stock ownership in its subsidiaries collateralizes the Senior Secured Notes to the extent that such equity interests and other securities can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act of 1933 requiring separate financial statements of such subsidiary to be filed with the SEC.  As of December 31, 2008, no subsidiary’s stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

ABL Facility

Concurrently with the Senior Secured Notes offering, Ply Gem Industries, the Company and the subsidiaries of Ply Gem Industries entered into a new senior secured asset-based revolving credit facility (the “ABL Facility”).  The ABL Facility provides for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and United States dollars by CWD.  However, the ABL Facility will mature on October 15, 2011 if Ply Gem Industries’ Senior Subordinated Notes are not refinanced by such date.  In addition, the ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  The Company had borrowings of $60.0 million outstanding under the ABL Facility as of December 31, 2008.

As of December 31, 2008, Ply Gem Industries had approximately $86.1 million of contractual availability and approximately $52.8 million of borrowing base availability under the ABL Facility, reflecting $60.0 million of borrowings outstanding under the ABL Facility and approximately $3.9 million of letters of credit issued under the ABL Facility. Further, as of December 31, 2008, approximately $3.2 million of letters of credit were issued apart from the ABL Facility to secure certain environmental obligations and this amount does not reduce the availability under the ABL Facility.

The interest rates applicable to loans under our ABL Facility are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of December 31, 2008, the Company’s interest rate on the ABL Facility was approximately 7.2%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1:1.0 if the Company’s borrowings under the ABL Facility exceed 85% of the $150.0 million commitment or $127.5 million.

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

Senior Term Loan Facility

The Company’s senior facilities with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to approximately $762.1 million, originally consisting of approximately $687.1 million of term loan facilities maturing in August 2011 and a $75.0 million revolving loan facility, including a letter of credit subfacility, maturing in February 2009.  On May 23, 2008, the Company entered into an amendment of the fifth amended and restated credit agreement which consisted of changes to certain debt covenant ratios.  The amendment also increased the interest rate on the term loan and extended the maturity of the revolving credit facility from February 12, 2009 to August 12, 2010.  On May 23, 2008, Ply Gem received from CI Capital Partners LLC a $30.0 million cash equity contribution as a condition to the credit facility amendment.  On June 9, 2008, the Company used the proceeds from the Senior Secured Notes offering to pay off the existing obligation under the senior term loan facility.

As a result of the debt amendment that occurred on May 23, 2008 and the issuance of Senior Secured Notes on June 9, 2008, the Company evaluated its financing costs and expensed approximately $27.6 million of fees in the year ended December 31, 2008 which has been recorded within interest expense on the Statement of Operations.  The $27.6 million was comprised of approximately $14.0 million of non-cash deferred financing costs associated with the previous term debt, approximately $6.8 million for a prepayment premium, and approximately $6.8 million of bank amendment fees that were subsequently retired. The Company deferred costs of approximately $26.6 million as of December 31, 2008 which has been recorded within other assets in the Consolidated Balance Sheets at December 31, 2008.

The following table summarizes the Company’s long-term debt maturities due in each fiscal year after December 31, 2008:
                                                                                                                                                                                                                  (Amounts in thousands)
2009	$-
2010	-
2011	-
2012	360,146
2013	754,040
Thereafter	-
$1,114,186

7.   DEFINED BENEFIT PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).  The plans are combined in the following discussion.

Prior to 2008, the Company used a September 30th measurement date for both plans.  As a result of the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, the Company changed the measurement date for both plans to December 31, effective with the current year.  The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the combined plans in the accompanying consolidated balance sheets at December 31, 2008 and 2007:
	December 31,	December 31,
	2008	2007
	(Amounts in thousands)
Change in projected benefit obligation
Benefit obligation at beginning of year	$33,910	$34,488
Service cost	193	314
Interest cost	2,003	1,948
Adjustment due to change in measurement date	548	-
Actuarial loss (gain)	(1,221)	(1,207)
Benefits and expenses paid	(3,188)	(1,633)
Projected benefit obligation at end of year	$32,245	$33,910

Change in plan assets
Fair value of plan assets at beginning of year	$29,488	$26,212
Actual return on plan assets	(8,470)	3,532
Employer and participant contributions	1,310	1,377
Adjustment due to change in measurement date	550	-
Benefits and expenses paid	(3,187)	(1,633)
Fair value of plan assets at end of year	$19,691	$29,488

Funded status and financial position:
Fair value of plan assets at beginning of year	$19,691	$29,488
Benefit obligation at end of year	32,245	33,910
Subtotal	(12,554)	(4,422)
Amount contributed during fourth quarter	-	366
Funded status	(12,554)	(4,056)

Amount recognized in the balance sheet consists of:
Current liability	$(1,810)	$(1,500)
Noncurrent liability	(10,744)	(2,556)
Liability recognized in the balance sheet	$(12,554)	$(4,056)

The accumulated benefit obligation for the combined plans was approximately $32.2 million, and $33.9 million as of December 31, 2008 and December 31, 2007, respectively.

On December 31, 2007, the Company adopted the recognition and disclosure provisions of SFAS No. 158.  SFAS No. 158 required the Company to recognize the funded status of its pension plans in the December 31, 2007 balance sheet, with a corresponding adjustment to accumulated other comprehensive income (loss).  This requirement did not have an effect on the Company’s balance sheet due to the fact that the Company has included the entire funded status of its pension plans on its balance sheets since the Company’s acquisition in 2004.  The Company was also not affected by the SFAS No. 158 requirement to adjust accumulated other comprehensive income for unrecognized prior service costs remaining from the initial adoption of SFAS No. 87.  As a result of the adoption of SFAS No. 158, as of December 31, 2007, the Company recognized in accumulated other comprehensive income (loss), actuarial gains that are not recognized as net periodic  pension costs.  The effect of recognizing the minimum liability is included in the table below.

	At December 31, 2007
	Prior to Application of SFAS No. 158	Effect of Adopting SFAS No. 158	As Reported at December 31, 2007

Other long term liabilities	$(5,261)	$1,205	$(4,056)
Deferred income tax asset	2,001	(470)	1,531
Accumulated other comprehensive
income, net of tax	(8,915)	(720)	(9,635)

Amounts recognized in accumulated other comprehensive income at December 31, 2008 and December 31, 2007 consisted of:
	December 31, 2008	December 31, 2007
Initial net asset (obligation)	$-	$-
Prior service credit (cost)	-	-
Net (gain) loss	8,244	(1,205)
Accumulated other comprehensive loss (income)	$8,244	$(1,205)

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

Combined Plans	For the year	For the year	For the year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Discount rate for projected
benefit obligation	6.35%	6.00%	5.75%
Discount rate for pension costs	6.00%	5.75%	5.50%
Expected long-term average
return on plan assets	7.50%	7.75%	7.75%

The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components: (in thousands)

Combined Plans	For the year	For the year	For the year
	ended	ended	ended
	December 31,	December 31,	December 31,
	2008	2007	2006

Service cost	$193	$314	$329
Interest cost	2,004	1,947	1,857
Expected return on plan assets	(2,201)	(2,025)	(1,798)
Net periodic benefit expense (income)	$(4)	$236	$388

The weighted-average asset allocations at December 31, 2008 and 2007, by asset category are as follows:

Combined Plans	December 31,	December 31,
	2008	2007
Asset Category
Equity securities	48%	58%
Debt securities	51%	41%
Other	1%	1%

The plan assets are invested to maximize returns without undue exposure to risk.  The investment objectives are also to produce a total return exceeding the median of a universe of portfolios with similar average asset allocation and investment style objectives, and to earn a return, net of fees, greater or equal to the long-term rate of return used in the actuarial computations.

Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers.  The plan’s asset allocation policies are consistent with the established investment objectives and risk tolerances.  The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk.  For 2009, the target allocation is 36%-86% for equity securities and 30%-55% for fixed income securities.

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
During fiscal year 2009, the Company expects to make cash contributions to the combined plans of approximately $1.5 million.

The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the combined plans. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company.

Fiscal Year	Expected Benefit Payments
(in thousands)

2009	$1,810
2010	1,720
2011	1,920
2012	2,080
2013	2,030
2014-2018	11,740

The Company has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees.  The projected benefit obligation relating to this unfunded plan totaled approximately $299,000 and $311,000 at December 31, 2008 and 2007, respectively.  The Company has recorded this obligation in other long term liabilities in the consolidated balance sheets as of December 31, 2008 and 2007.
Pension expense for the plan was approximately $18,000 and $19,000 for the years ended December 31, 2008 and 2007, respectively.

8.   DEFINED CONTRIBUTION PLANS

The Company has defined contribution 401(k) plans covering substantially all employees.  The Company has historically provided a matching contribution that can vary by subsidiary.  The level varies between 25% of the first 6% of employee contributions to 100% of the first 6% of employee contributions.  The majority of the subsidiaries have a match of 50% of the first 6% contributions.  Each matching contribution formula is approved on an annual basis.  The Company also has the option of making discretionary contributions. The Company’s contributions were approximately $1.5 million for the year ended December 31, 2008, $4.3 million for the year ended December 31, 2007, and approximately $3.1 million for the year ended December 31, 2006.   Effective April 1, 2008, the Company suspended matching contributions for all subsidiaries until financial conditions improve sufficiently to allow reinstatement.

9.   COMMITMENTS AND CONTINGENCIES

At December 31, 2008, the Company is obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations.  Future minimum rental obligations aggregate approximately $156.7 million at December 31, 2008.  Certain of our lease agreements contain clauses for rent increases based on the consumer price index. The obligations are payable as follows:

                                                                                                                                                                                                                                            (Amounts in thousands)
2009	$22,073
2010	19,264
2011	16,884
2012	15,132
2013	12,344
Thereafter	71,043

Total rental expense for all operating leases amounted to approximately $30.3 million for the year ended December 31, 2008, $23.7 million for the year ended December 31, 2007, and $17.3  million for the year ended December 31, 2006 respectively.

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $7.8 million and $8.2 million at December 31, 2008 and December 31, 2007, respectively.  The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries.  As of December 31, 2008 and December 31, 2007, the Company has recorded liabilities in relation to these indemnifications of approximately $2.7 million and $3.0 million, respectively, in current liabilities and $5.1 million and $5.2 million, respectively, in long-term liabilities, consisting of the following:

	(amounts in thousands)
	2008	2007
Product claim liabilities	$3,718	$3,780
Multiemployer pension plan withdrawal liability	3,492	3,681
Other	584	721
	$7,794	$8,182

The product claim liabilities of approximately $3.7 million and $3.8 million at December 31, 2008 and December 31, 2007, respectively, consisting of approximately $2.3 million and $2.3 million recorded in current liabilities and approximately $1.4 million and $1.5 million recorded in long term liabilities, represents the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products.  The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage.  Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries.  The Company and the former subsidiary continue to vigorously defend the remaining suits.  Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products.  The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers.

The multiemployer pension liability of approximately $3.5 million and $3.7 million recorded in long term liabilities at December 31, 2008 and December 31, 2007, respectively, relate to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. (“Studley”) was sold.  In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the “Pension Fund”), and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund.  Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund.  The multiemployer pension liability represents the present value of the quarterly payment stream using a 6% discount rate as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

Included in the indemnified items are accrued liabilities as of December 31, 2008 and 2007, of approximately $0.4 million and $0.5 million, respectively, in accrued expenses to cover the estimated costs of known litigation claims, including the estimated cost of legal services, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of December 31, 2008 and 2007, warranty liabilities of approximately $12.1 million and $11.5 million, respectively, have been recorded in current liabilities and approximately $33.6 million and $38.4 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the year	For the year
	ended	ended
	December 31, 2008	December 31, 2007

Balance, beginning of period	$49,899	$36,947
Warranty expense provided during period	3,953	7,633
Settlements made during period	(8,843)	(7,693)
Liability assumed with acquisitions	644	13,012
Balance, end of period	$45,653	$49,899

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

10.   ACCRUED EXPENSES AND TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes, net, consist of the following at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
	(Amounts in thousands)

Insurance	$5,169	$6,566
Employee compensation and benefits	6,705	19,722
Sales and marketing	18,023	20,384
Product warranty	12,069	11,453
Short-term product claim liability	2,321	2,321
Accrued freight	748	753
Interest	17,238	12,426
Accrued severance	471	1,931
Accrued pension	1,810	1,500
Accrued deferred compensation	1,886	-
Accrued taxes	1,188	5,844
Other	8,676	12,016
	$76,304	$94,916

The 2007 accrued severance amounts in the above table include amounts resulting from the purchase of AHE during the fourth quarter of 2006.  During 2007 cash severance payments were paid out for approximately $3.9 million and the severance accrual estimate was increased by approximately $0.1 million, resulting in an accrual of zero as of December 31, 2007.  No severance costs were expensed.  Also included in the above accrued severance amounts are accruals for Denison restructuring (Note 11).

Other long-term liabilities consist of the following at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
	(Amounts in thousands)

Insurance	$3,697	$4,757
Pension liabilities	10,744	2,556
Multiemployer pension withdrawal liability	3,492	3,681
Product warranty	33,584	38,446
Long-term product claim liability	1,396	1,459
Long-term deferred compensation	3,416	4,810
Liabilities for tax uncertainties	7,806	7,193
Other	4,098	2,742
	$68,233	$65,644

11.   RESTRUCTURING

In October 2007, the Company commenced its plan to close the Denison, Texas facility.  The Company began to shift production to other facilities within the Company during November 2007, and production ceased at the Denison facility during February 2008.

In September 2008, the Company commenced its plan to move certain metal production from its Valencia, Pennsylvania facility to its Sidney, Ohio facility.  The Valencia facility will remain open on a reduced production schedule, primarily performing contract coating for third parties.  Total costs are expected to be approximately $2.5 million. Termination benefits costs are expected to be approximately $0.8 million, contract termination costs are expected to be approximately $0.2 million and other restructuring costs are expected to be $1.5 million.

In November 2008, the Company announced the closure of its Hammonton, New Jersey and Phoenix, Arizona window and door manufacturing facilities.  During December 2008, production began to shift to other locations and production will cease at Hammonton and Phoenix by April 2009.  By shifting production to other facilities within the Company, the closures will reduce costs and increase operating efficiencies.  Total costs are expected to be approximately $6.6 million, including approximately $1.4 million for personnel-related costs, approximately $0.5 million for contract termination costs, and approximately $4.7 million in other facilities-related costs, which include approximately $4.3 million in lease costs.

The following table summarizes the Company’s restructuring activity for the year ended December 31, 2008:

(amounts in thousands)	Accrued as of	Cash payments	Expensed	Accrued as of
	December 31, 2007	During 2008	During 2008	December 31, 2008
Denison, TX
Severance costs	$1,931	$(2,040)	$109	$-
Contract terminations	-	-	-	-
Equipment removal and other	-	(4,715)	4,715	-
	$1,931	$(6,755)	$4,824	$-

Valencia, PA
Severance costs	$-	$(315)	$558	$243
Contract terminations	-	-	-	-
Equipment removal and other	-	(447)	447	-
	$-	$(762)	$1,005	$243

Hammonton, NJ
Severance costs	$-	$-	$217	$217
Contract terminations	-	-	-	-
Equipment removal and other	-	(22)	22	-
	$-	$(22)	$239	$217

Phoenix, AZ
Severance costs	$-	$-	$11	$11
Contract terminations	-	-	-	-
Equipment removal and other	-	(8)	8	-
	$-	$(8)	$19	$11

For the year ended December 31, 2008, the Company incurred restructuring costs of approximately $6.1 million.  Approximately $5.8 million were recorded in selling, general and administrative expenses in the Siding, Fencing and Stone segment and approximately $0.3 million were recorded in selling, general and administrative expenses in the Windows and Doors segment.  During 2007, cash severance payments were paid for approximately $0.2 million and the accrual balance was approximately $1.9 million as of December 31, 2007.

12.   INCOME TAXES

The following is a summary of the components of earnings (loss) before provision (benefit) for income taxes: (in thousands)

	For the year	For the year	For the year
	ended	ended	ended
	December 31, 2008	December 31, 2007	December 31, 2006
		Revised (1)	Revised (1)

Domestic	$(548,749)	$(7,897)	$3,700
Foreign	(19,677)	16,513	7,509
	$(568,426)	$8,616	$11,209

The following is a summary of the provision (benefit) for income taxes included in the accompanying consolidated statement of operations: (in thousands)

	For the year	For the year	For the year
	ended	ended	ended
	December 31, 2008	December 31, 2007	December 31, 2006
		Revised (1)	Revised (1)
Federal:
Current	$(628)	$142	$4,615
Deferred	(62,281)	(2,707)	(3,368)
	(62,909)	(2,565)	1,247
State:
Current	$298	$1,476	$584
Deferred	(3,765)	(895)	(507)
	(3,467)	581	77
Foreign:
Current	$3,976	$4,011	$2,063
Deferred	(7,551)	1,607	760
	(3,575)	5,618	2,823

Total	$(69,951)	$3,634	$4,147

(1)  See Note 5 to the consolidated financial statements.

The table that follows reconciles the federal statutory income tax rate of continuing operations to the effective tax rate of such earnings of approximately 12.31% for the year ended December 31, 2008,  41.62% for the year ended December 31, 2007, and 37.62% for the year ended December 31, 2006.  (in thousands).

	For the year	For the year	For the year
	ended	ended	ended
	December 31, 2008	December 31, 2007	December 31, 2006
		Revised (1)	Revised (1)
Income tax provision (benefit) at the federal
statutory rate	$(198,949)	$3,015	$3,923

Net change from stautory rate:
Prior period federal adjustment	-	(563)	-
State income tax provision (benefit),
net of federal income tax benefit,
including the effect of Michigan Law
change, valuation allowances, and goodwill impairment	(21,086)	542	52
Impairment of goodwill	146,928	-	-
Taxes at non-U.S. statutory rate	643	(161)	(146)
Additional provisions for uncertain tax provisions	1,703	269	-
Other, net	810	532	318
	$(69,951)	$3,634	$4,147

(1)  See Note 5 to the consolidated financial statements.

The tax effect of temporary differences, which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 2008 and 2007 are as follows (in thousands):

	December 31, 2008	December 31, 2007
		Revised (1)
Deferred tax assets:
Accounts receivable	$2,125	$2,234
Accrued rebates	900	-
Insurance reserves	2,982	3,289
Warranty reserves	12,517	13,775
Pension accrual	6,882	1,999
Deferred financing	2,797	2,900
Deferred compensation	70	604
Plant closure/relocation	95	1,677
Other assets, net	13,282	3,460
Capital loss carry-forwards and net loss operating carry-forwards	34,968	1,723
State net operating loss carry-forwards	5,725	2,492
Valuation allowance	(1,067)	(858)
Total deferred tax assets	81,276	33,295
Deferred tax liabilities:
Property and equipment, net	(29,141)	(31,186)
Inventories	(4,402)	(2,878)
Intangible assets, net	(57,590)	(77,384)
Unrealized foreign currency gain	-	(1,023)
Other liabilities, net	(1,631)	(635)
Total deferred tax liabilities	(92,764)	(113,106)
Net deferred tax liability	$(11,488)	$(79,811)

(1)  See Note 5 to the consolidated financial statements.

  As of December 31, 2008, the Company has approximately $99.9 million of federal net operating loss carry-forwards which can be used to offset future taxable income.  These carry-forwards will expire between the years of 2017 and 2028 if not utilized.  The Company has approximately $5.7 million (net of federal benefit) of deferred tax assets related to state NOL carry-forwards which can be used to offset future state taxable income.  The Company has established a valuation allowance of approximately $1.0 million for these state NOL carry-forwards.  During 2007, Ply Gem had approximately $0.4 million of unused capital loss carry-forwards that expired.  The Company had established a valuation allowance for these carry-forwards. Further declines in the residential housing and remodeling markets could cause taxable income to decrease in future tax years and result in the need for additional valuation allowances on the federal and state level.  Future tax planning strategies implemented by the company could reduce or eliminate this risk.

   The Company has not provided United States income taxes or foreign withholding taxes on un-remitted foreign earnings in Canada. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.  As of December 31, 2008, accumulated foreign earnings in Canada were approximately $8.8 million.

The Company adopted the provisions of Financial Accounting Standards Board, ("FASB"), interpretation No. 48, "Accounting for Uncertain Tax Positions - an interpretation of FASB Statement No. 109" ("FIN 48") in the first quarter of 2007.   At adoption the Company did not adjust the carrying amount of its long-term contingency reserve of approximately $6.7 million, which includes interest of approximately $0.1 million.  Of this amount, approximately $0.1 million, if recognized, would have an impact on the Company’s effective tax rate.  During 2008, the Company assumed certain new tax positions and incurred interest.  As of December 31, 2008, the reserve is now approximately $7.8 million which includes interest of approximately $1.5 million.  Of this amount, approximately $7.4 million, if recognized, would have an impact on the Company’s effective tax rate.

The Company has elected to treat interest and penalties on uncertain tax positions as income tax expense in its consolidated Statement of Operations.  Interest charges have been recorded in the Balance Sheet in the contingency reserve account recorded within other long-term liabilities in the consolidated Balance Sheet. No accrual for tax penalties was recorded upon adoption of FIN 48.

The Company currently has no ongoing income tax examinations with the Internal Revenue Service or other tax authorities.  The Company’s federal and state income tax filings for the years 2005, 2006, 2007, and 2008 remain subject to examination by taxing authorities.  Additionally, the Company has federal net operating loss carry-forwards from years 1999 through 2003 that could be subject to examination.

The following is a rollforward of tax contingencies from January 1, 2007 through December 31, 2008.

Balance at January 1, 2007	$6,566
Additions based on tax positions related to current year	114
Additions for tax positions of prior years	197
Reductions for tax positions of prior years	-
Settlement or lapse of applicable statutes
Unrecognized tax benefits balance at December 31, 2007	$6,877
Additions based on tax positions related to current year	-
Additions for tax positions of prior years	1,800
Reductions for tax positions of prior years	-
Settlement or lapse of applicable statutes	(1,287)
Unrecognized tax benefits balance at December 31, 2008	$7,390

During the next 12 months, it is reasonably possible the Company may reverse $6.1 million of the tax contingency reserves primarily related to additional federal and state taxes that have expiring statutes of limitations.

13.   STOCK-BASED COMPENSATION

Stock Option Plan

On February 12, 2004, Ply Gem Investment Holdings’ Board of Directors adopted the Ply Gem Investment Holdings 2004 Stock Option Plan (the “Plan”) allowing for grants of options to purchase up to 148,050 shares of Ply Gem Investment Holdings common stock under nonqualified stock options or incentive stock options and on November 30, 2004, increased the grants allowed under the plan up to 184,065 shares.  On February 24, 2006 in connection with the Alenco acquisition, a new holding company, Ply Gem Prime Holdings, was formed pursuant to a merger involving Ply Gem Investment Holdings.  As a result, Ply Gem Prime Holdings became the sole shareholder of Ply Gem Investment Holdings, each outstanding share of capital stock of Ply Gem Investment Holdings was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime Holdings and Ply Gem Prime Holdings  assumed Ply Gem Investment Holdings’ obligations under the Ply Gem Investment Holdings 2004 Stock Option Plan and the Ply Gem Investment Holdings Phantom Stock Plan.  In connection therewith, each outstanding stock option and phantom unit of Ply Gem Investment Holdings was converted on a 1:1 basis into a stock option and phantom unit of Ply Gem Prime Holdings.   Employees, directors and consultants of Ply Gem Prime Holdings or any of its majority-owned subsidiaries are eligible for options, as specified in the Plan.  Ply Gem Prime Holdings’ Board of Directors may, among other things, select recipients of options grants, determine whether options will be nonqualified or incentive stock options, set the number of shares that may be purchased pursuant to option exercise, and determine other terms and conditions of options. The exercise price of an option must be at least the estimated fair market value of a share of common stock as of the grant date.  Options generally vest over five years from the date of grant, unless specified otherwise in any individual option agreement.  Generally, options will expire on the tenth anniversary of the grant date or in connection with termination of employment.  The Board of Directors has the discretion to accelerate the vesting and exercisability of outstanding options.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123(R), “Share-Based Payments.”   The Company elected the modified prospective transition method as permitted by SFAS No. 123(R) and, accordingly, prior periods were not restated to reflect the impact of SFAS No. 123(R).  In accordance with SFAS No. 123(R), the Company considered these options to be liability-classified awards based on the fact that the employee has the ability to put shares back to the company in certain circumstances, thus avoiding exposure to the risk and rewards of ownership for a reasonable period of time.  On September 29, 2006, the Company amended the put right section of its Stockholders’ Agreement to require that Stockholders must have held vested shares for a minimum of six-months from the last day of the quarter during which such shares vested in order to receive the put right price formula for vested shares to ensure that stockholders are exposed to the risks and rewards of true equity ownership.  As a result, the Company modified its accounting treatment, and as of September 30, 2006 began treating these stock options as equity-classified awards.  The impact of this modification was to reclassify approximately $0.1 million from a liability account to Additional Paid in Capital.

The value of the options did not change due to the modification to the Stockholders’ Agreement, and no additional compensation expense was recorded.

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

The fair value of each option was estimated on the date of grant and updated each reporting period until the modification on September 29, 2006, using the Black-Scholes option pricing method.  The assumptions used in the model are outlined in the following table:

	December 31, 2008	December 31, 2007	December 31, 2006
Weighted average fair value of options granted	$0.77	$0.75	$1.01
Weighted average assumptions used:
Expected volatility	30%	30%	30%
Expected term (in years)	5	5	5
Risk-free interest rate	4.92%	4.59%	4.70%
Expected dividend yield	0%	0%	0%

Due to the fact that Ply Gem Prime Holding’s shares are not publicly traded, a valuation was performed to assist in the determination of the fair value of the shares, which was determined to be $10.00 per share and $6.00 per share at December 31, 2005 and September 29, 2006, respectively. The Company estimated its expected volatility through the review of several market indicators, including peer companies.

Before adopting FASB 123(R), the Company accounted for employee options in accordance with APB 25.  No stock-based employee compensation cost was reflected in the Statement of Operations, as all options granted under the plan had an exercise price at least equal to the fair value of the underlying common stock on the date of grant.

A summary of changes in stock options outstanding during the year ended December 31, 2008 is presented below:
	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2008	248,594	$38.12	7.95
Granted	107,500	$80.00	9.89
Forfeited or expired	(41,400)	$65.80	-
Balance at December 31, 2008	314,694	$48.79	7.83

As of December 31, 2008, no options have vested.  At December 31, 2008, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.82 years.

Other Share-Based compensation

Upon completion of the acquisitions of Ply Gem Industries and MWM Holding, certain members of management contributed their investments in predecessor companies in exchange for phantom common stock units in Ply Gem Investment Holdings, which were governed by the Ply Gem Prime Investment Holdings Phantom Stock Plan.  As described above, in connection with the Alenco acquisition, Ply Gem Prime Holdings assumed Ply Gem Investment Holdings’ obligations under the Phantom Plan, and each outstanding phantom unit of Ply Gem Investment Holdings was converted on a 1:1 basis into a phantom unit of Ply Gem Prime Holdings.  (References to the “Phantom Plan” in this section refer to the predecessor and amended versions of such plan.)

Under the Phantom Plan (until it, and the units outstanding thereunder, were subsequently amended, as described below), each participant’s interest in the plan was recorded in a bookkeeping account, and each account was deemed invested in Ply Gem Prime Holdings’ stock.  No stock was initially issued under the Phantom Plan, but, upon liquidation and payment of a participant’s account under the Phantom Plan, the value of the account generally was to be paid to the participant either in shares of Ply Gem Prime Holdings’ stock having a fair value equal to the account balance or in cash, at the discretion of Ply Gem Prime Holdings.

Certain terms of the Phantom Plan were governed by the Ply Gem Prime Holdings’ Stockholders’ Agreement (and the predecessor agreement for Ply Gem Investment Holdings), which gave the participant put rights in certain circumstances to put the stock back to Ply Gem Prime Holdings, Inc. at a price determined using predefined formulas contained in the Stockholders’ Agreement and the Phantom Plan.  The Stockholders’ Agreement and the Phantom Plan contained two separate put right price formulas that were used to determine the participants’ account balances.  The determination of which put right price formula was applicable to each of the participants’ phantom common stock awards was based upon the participant’s reaching certain vesting requirements described in the Stockholders’ Agreement.  Based on the above, the Company accounted for these awards of phantom common shares under the modified prospective transition method of SFAS No. 123(R) as liability-classified awards.

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

Upon completion of each of the Ply Gem acquisition, MW acquisition and Alenco acquisition, certain members of management made a cash contribution to Ply Gem Prime Holdings in exchange for shares of Ply Gem Prime Holdings’ common stock.  (As described above, investments in connection with the Ply Gem acquisition and the MW acquisition were in Ply Gem Investment Holdings common stock, which stock was later converted into Ply Gem Prime Holdings common stock in connection with the Alenco acquisition.)  Management’s shares of common stock are governed by the Ply Gem Prime Holdings Stockholders’ Agreement which gives the management participants put rights in certain circumstances to put the stock back to Ply Gem Prime Holdings at a price that is determined using defined formulas contained within the Stockholders’ Agreement.  The Stockholders’ Agreement contains two separate put right price formulas. The determination of which put right price formula will be applicable to each of the participant’s common stock shares is based upon the participants reaching certain vesting requirements which are described in the Stockholders’ Agreement.  The common shares generally vest at a rate of 20% per year of service, but may vest earlier if certain events occur.  Based on the above, the Company has accounted for these awards of common shares under the modified transition method of SFAS No. 123(R) as liability-classified awards.

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

Common Stock Shares Owned by Management
Balance at January 1, 2008	675,758
Shares issued	2,327
Shares repurchased	(35,190)
Balance at December 31, 2008	642,895

14.   SEGMENT INFORMATION

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

The Company has two reportable segments: 1) Siding, Fencing, and Stone and 2) Windows and Doors.  As a result of the USV acquisition, the Company shortened the name of its “Siding, Fencing, Railing and Decking” segment to “Siding, Fencing, and Stone” during 2008.  The USV results were included within this segment from October 31, 2008 forward.  The other operations within this segment remain unchanged.

The income before income taxes of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses.  Unallocated income and expenses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include interest, legal costs, corporate payroll, and unallocated finance and accounting expenses. Unallocated corporate assets include cash and certain receivables.  Interest expense is presented net of investment income.

Following is a summary of the Company’s segment information:

For the Year Ended	For the Year Ended	For the Year Ended
December 31, 2008	December 31, 2007	December 31, 2006
	Revised (1)	Revised (1)
(Amounts in thousands)
Net Sales
Siding, Fencing, and Stone	$709,432	$828,124	$502,610
Windows and Doors	465,587	535,422	551,858
	$1,175,019	$1,363,546	$1,054,468

Operating Earnings (loss)
Siding, Fencing, and Stone	$(75,431)	$73,560	$45,960
Windows and Doors	(344,140)	36,134	50,524
Unallocated	(10,546)	(7,045)	(9,877)
	$(430,117)	$102,649	$86,607

Interest expense, net
Siding, Fencing, and Stone	$(125)	$(110)	$(168)
Windows and Doors	518	1,673	1,652
Unallocated	137,005	96,431	73,991
	$137,398	$97,994	$75,475
Depreciation and amortization
Siding, Fencing, and Stone	$34,249	$33,858	$16,259
Windows and Doors	27,389	20,168	17,516
Unallocated	127	41	41
	$61,765	$54,067	$33,816
Income tax expense (benefit)
Unallocated	$(69,951)	$3,634	$4,147

Capital expenditures
Siding, Fencing, and Stone	$6,770	$11,260	$4,032
Windows and Doors	9,491	8,757	16,286
Unallocated	308	-	-
	$16,569	$20,017	$20,318
(1) See Note 5 to the Consolidated Financial Statements.
	As of December 31,	As of December 31,
Total assets	2008	2007
Siding, Fencing, and Stone	$652,560	$819,408
Windows and Doors	357,151	715,559
Unallocated	91,399	81,186
	$1,101,110	$1,616,153

The operating loss for the Siding, Fencing, and Stone segment and the Windows and Doors segment includes goodwill impairments of approximately $122.2 million and approximately $327.8 million, respectively, in 2008.

Our Canadian subsidiary, which had sales of approximately $82.2 million for the year ended December 31, 2008, represents a majority of our sales to foreign customers.  Other subsidiaries’ sales outside the United States are less than 1% of our total sales.

15.   RELATED PARTY TRANSACTIONS

Under the General Advisory Agreement (the “General Advisory Agreement”) we entered into with an affiliate of CI Capital Partners LLC, formerly Caxton-Iseman Capital LLC, (the “Caxton-Iseman Party”), the Caxton-Iseman Party provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  In consideration of these services, the Company agreed to pay the Caxton-Iseman Party (1) an annual fee equal to 2% of our earnings before interest, tax, depreciation and amortization, (“EBITDA”), as defined in such agreement, (2) a transaction fee, payable upon the completion by the Company of any acquisition, of 2% of the sale price, (3) a transaction fee, payable upon the completion by the Company of any divestitures, of 1% of the sale price, and (4) a transaction fee, payable upon the completion of the sale of our company, of 1% of the sale price.  EBITDA in the General Advisory Agreement is based on the Company’s net income (loss) plus extraordinary losses and/or any net capital losses realized, provision for income taxes, interest expense (including amortization or write-off of debt discount and debt issuance costs and commissions, and other items), depreciation and amortization (including amortization of organization costs, capitalized management fees, and other items), dividends paid or accrued on preferred stock, certain management fees paid to the Caxton-Iseman Party, charges related to certain phantom units, and a number of other items.  The annual fee payable in any year may not exceed the amounts permitted under the senior credit facilities or the indenture governing the senior secured notes, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the senior credit facilities or the indenture governing the senior secured notes.

Under the Debt Financing Advisory Agreement (the “Debt Financing Advisory Agreement”) we entered into with the Caxton-Iseman Party, the Company paid the Caxton-Iseman Party a debt financing arrangement and advisory fee, equal to 2.375% of the aggregate amount of the debt financing incurred in connection with the Ply Gem Acquisition ($11.4 million), in the first quarter of 2004.  Pursuant to the General Advisory Agreement, the Company paid the Caxton-Iseman Party a transaction fee of 1) $6.4 million in connection with the MW Acquisition in November 2004, 2) $2.4 million in connection with the Alenco Acquisition in March 2006, 3) $6.1 million in connection with the AHE acquisition in October 2006, 4) $0.7 million in connection with the Pacific Windows Corporation acquisition in September 2007, and 5) $0.1 in connection with the USV acquisition in October 2008 (in each case, the fee, as described above, was 2% of the purchase price paid in the respective acquisition).  During 2006, approximately $0.4 million and $1.0 million were expensed as third-party financing fees for the Alenco Acquisition and the AHE Acquisition, respectively, and were reported in the Statement of Operations as interest expense.  The remaining amounts were capitalized as part of the purchase price for the respective acquisitions.  Under the ‘General Advisory Agreement” the Company paid and expensed as a component of selling, general, and administrative expenses, a management fee of approximately $1.7 million, $3.5 million, and $2.5 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

The initial term of the General Advisory Agreement is 10 years, and is automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or the Caxton-Iseman Party provide notice of termination.  In addition, the General Advisory Agreement may be terminated by the Caxton-Iseman Party at any time, upon the occurrence of specified change of control transactions or upon an initial public offering of the Company’s shares or shares of any of our parent companies.  If the General Advisory Agreement is terminated for any reason prior to the end of the initial term, Ply Gem Industries will pay to the Caxton Iseman Party an amount equal to the present value of the annual advisory fees that would have been payable through the end of the initial term, based on the Company’s cost of funds to borrow amounts under our senior credit facilities.

  On May 23, 2008, in connection with an amendment to our prior credit facilities and as a condition to such amendment, affiliates of CI Capital Partners LLC made (i) an $18 million cash investment in Ply Gem Prime Holdings and received 14,518 shares of Ply Gem Prime Holdings’ common stock and 210,482 shares of Ply Gem Prime Holdings’ Class A common stock and (ii) a $12 million cash investment in Ply Gem Investment Holdings, and received 12,000 shares of senior preferred stock. Ply Gem Prime Holdings and Ply Gem Investment Holdings then made an aggregate $30 million capital contribution to Ply Gem Holdings, which in turn contributed such amount to the capital of Ply Gem Industries.

16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations.

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2008	September 27, 2008	June 28, 2008	March 29, 2008
	(Amounts in thousands)

Net sales	$234,541	$342,825	$341,280	$256,373

Gross profit	32,769	67,410	70,187	32,107

Net income (loss)	(266,308)	(190,832)	(19,493)	(21,842)

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	December 31, 2007	September 29, 2007	June 30, 2007	March 31, 2007
	Revised (1)	Revised (1)	Revised (1)	Revised (1)
	(Amounts in thousands)

Net sales	$317,902	$369,675	$390,695	$285,274

Gross profit	57,150	85,400	97,549	46,940

Net income (loss)	(12,570)	11,462	17,112	(11,022)

(1) See Note 5 to the consolidated financial statements.

The net loss for the quarter ended September 27, 2008 includes a goodwill impairment of $200.0 million and the net loss for the quarter ended December 31, 2008 includes a goodwill impairment of an additional $250.0 million.

The gross profit and net loss for the quarter ended December 31, 2007 includes an adjustment to the carrying value of consignment inventory that was previously expensed to cost of goods sold in prior periods.  The impact of this adjustment is to increase pretax income and gross margin by approximately $1.0 million and to decrease the net loss for the quarter by approximately $0.6 million.  The impact of this adjustment is not material to previously reported periods.

17.   SUBSEQUENT EVENT

In March 2009, certain affiliates of the Company’s controlling stockholders acquired a majority of the outstanding Senior Subordinated Notes.  Prior to the acquisition, on March 20, 2009, Ply Gem Industries commenced a consent solicitation to amend the indenture governing the Senior Subordinated Notes.  On March 24, 2009, after receipt of the requisite consents, Ply Gem Industries entered into a Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”) among Ply Gem Industries, the Company, the other guarantors party thereto and U.S. Bank National Association, as trustee, containing the amendments to the indenture.  The Fifth Supplemental Indenture eliminated substantially all of the restrictive covenants of the indenture governing the Senior Subordinated Notes, including, among other things, the limitation on indebtedness, the change of control put provisions, the limitation on restricted payments, the limitation on liens, the limitation on asset sales, the limitation on transactions with affiliates, the limitation on dividends and other restrictions affecting restricted subsidiaries, the limitation on layering indebtedness and the limitation on the issuance or sale of equity interests in restricted subsidiaries.  The Fifth Supplemental Indenture also eliminated certain events of default in the indenture governing the Senior Subordinated Notes.  The amendments contained in the Fifth Supplemental Indenture will become operative upon completion of the purchase of a specified amount of the Senior Subordinated Notes by certain affiliates of our controlling stockholders, which is expected to be completed in April 2009.

In the future, the Company and its affiliates may consider conducting exchange or tender offers for its indebtedness or purchasing or otherwise acquiring its indebtedness.

18.   GUARANTOR/NON-GUARANTOR

The Senior Secured Notes and Senior Subordinated Notes were both issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ wholly owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of December 31, 2008 and December 31, 2007, for the years ended December 31, 2008, 2007, and 2006.  The non-guarantor information presented represents our Canadian subsidiary, CWD.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$1,092,830	$82,189	$-	$1,175,019
Costs and expenses:
Cost of products sold	-	-	918,324	54,222	-	972,546
Selling, general and
administrative expenses	-	10,546	138,817	13,577	-	162,940
Intercompany administrative
charges	-	-	10,937	-	(10,937)	-
Amortization of intangible assets	-	-	19,650	-	-	19,650
Goodwill impairment	-	-	418,549	31,451	-	450,000
Total costs and expenses	-	10,546	1,506,277	99,250	(10,937)	1,605,136
Operating earnings (loss)	-	(10,546)	(413,447)	(17,061)	10,937	(430,117)
Foreign currency loss	-	-	-	(911)	-	(911)
Intercompany interest	-	128,864	(127,672)	(1,192)	-	-
Interest expense	-	(137,395)	-	(620)	-	(138,015)
Interest income	-	390	134	93	-	617
Intercompany administrative income	-	10,937	-	-	(10,937)	-
Loss before equity in
subsidiariies loss	-	(7,750)	(540,985)	(19,691)	-	(568,426)
Equity in subsidiaries loss	(498,475)	(491,679)	-	-	990,154	-
Loss before benefit
for income taxes	(498,475)	(499,429)	(540,985)	(19,691)	990,154	(568,426)
Benefit for income taxes	-	(954)	(65,423)	(3,574)	-	(69,951)
Net loss	$(498,475)	$(498,475)	$(475,562)	$(16,117)	$990,154	$(498,475)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(9,517)	-	(9,517)
Minimum pension liability for actuarial gain	-	(2,855)	(2,806)	-	-	(5,661)
Total comprehensive loss	$(498,475)	$(501,330)	$(478,368)	$(25,634)	$990,154	$(513,653)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	Revised (1)	Revised (1)	Revised (1)	Revised (1)	Revised (1)	Revised (1)
	(Amounts in thousands)

Net sales	$-	$-	$1,275,571	$87,975	$-	$1,363,546
Costs and expenses:
Cost of products sold	-	-	1,017,986	58,521	-	1,076,507
Selling, general and
administrative expenses	-	7,045	140,990	14,574	-	162,609
Intercompany administrative
charges	-	-	12,762	-	(12,762)	-
Amortization of intangible assets	-	-	17,631	-	-	17,631
Intangible asset impairment	-	-	4,150	-	-	4,150
Total costs and expenses	-	7,045	1,193,519	73,095	(12,762)	1,260,897
Operating earnings (loss)	-	(7,045)	82,052	14,880	12,762	102,649
Foreign currency gain	-	-	-	3,961	-	3,961
Intercompany interest	-	91,418	(91,039)	(379)	-	-
Interest expense	-	(97,558)	(1)	(2,139)	-	(99,698)
Interest income	-	1,127	388	189	-	1,704
Intercompany administrative income	-	12,762	-	-	(12,762)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	704	(8,600)	16,512	-	8,616
Equity in subsidiaries' income (loss)	4,982	4,571	-	-	(9,553)	-
Income before provision (benefit)
for income taxes	4,982	5,275	(8,600)	16,512	(9,553)	8,616
Provision (benefit) for income taxes	-	293	(2,111)	5,452	-	3,634
Net income (loss)	$4,982	$4,982	$(6,489)	$11,060	$(9,553)	$4,982

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	5,658	-	5,658
Minimum pension liability for actuarial gain	-	73	888	-	-	961
Total comprehensive income (loss)	$4,982	$5,055	$(5,601)	$16,718	$(9,553)	$11,601

(1) See Note 5 to the consolidated financial statements

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	Revised (1)	Revised (1)	Revised (1)	Revised (1)	Revised (1)	Revised (1)
	(Amounts in thousands)

Net sales	$-	$-	$985,335	$69,133	$-	$1,054,468
Costs and expenses:
Cost of products sold	-	-	782,240	47,278	-	829,518
Selling, general and
administrative expenses	-	9,877	103,829	11,913	-	125,619
Intercompany administrative
charges	-	-	9,118	-	(9,118)	-
Amortization of intangible assets	-	-	11,942	-	-	11,942
Intangible asset impairment	-	-	782	-	-	782
Total costs and expenses	-	9,877	907,911	59,191	(9,118)	967,861
Operating earnings (loss)	-	(9,877)	77,424	9,942	9,118	86,607
Foreign currency gain	-	-	-	77	-	77
Intercompany interest	-	66,987	(66,222)	(765)	-	-
Interest expense	-	(74,778)	-	(1,902)	-	(76,680)
Interest income	-	787	261	157	-	1,205
Intercompany administrative income	-	9,118	-	-	(9,118)	-
Income (loss) before equity in
subsidiaries' income	-	(7,763)	11,463	7,509	-	11,209
Equity in subsidiaries' income	6,976	11,898	-	-	(18,874)	-
Income before income taxes and
cumulative effect of accounting change	6,976	4,135	11,463	7,509	(18,874)	11,209
Provision (benefit) for income taxes	-	(2,927)	4,596	2,478	-	4,147
Income before cumulative
effect of accounting change	6,976	7,062	6,867	5,031	(18,874)	7,062
Cumulative effect of accounting change	-	(86)	-	-	-	(86)
Net Income	$6,976	$6,976	$6,867	$5,031	$(18,874)	$6,976

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	(347)	-	(347)
Minimum pension liability	-	362	135	-	-	497
Total comprehensive income	$6,976	$7,338	$7,002	$4,684	$(18,874)	$7,126

(1) See Note 5 to the consolidated financial statements

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$46,181	$4,490	$7,618	$-	$58,289
Accounts receivable, net	-	-	83,537	6,990	-	90,527
Inventories:
Raw materials	-	-	49,448	3,612	-	53,060
Work in process	-	-	27,137	948	-	28,085
Finished goods	-	-	40,133	2,134	-	42,267
Total inventory	-	-	116,718	6,694	-	123,412
Prepaid expenses and other
current assets	-	3,956	15,559	470	-	19,985
Deferred income taxes	-	-	13,924	-	-	13,924
Total current assets	-	50,137	234,228	21,772	-	306,137
Investments in subsidiaries	(242,628)	(289,731)	-	-	532,359	-
Property and Equipment, at cost:
Land	-	-	3,565	144	-	3,709
Buildings and improvements	-	-	34,378	828	-	35,206
Machinery and equipment	-	1,246	246,211	5,833	-	253,290
	-	1,246	284,154	6,805	-	292,205
Less accumulated depreciation	-	(257)	(119,426)	(2,511)	-	(122,194)
Total property and equipment, net	-	989	164,728	4,294	-	170,011
Other Assets:
Intangible assets, net	-	-	193,604	-	-	193,604
Goodwill	-	-	371,833	18,946	-	390,779
Intercompany note receivable	-	1,107,260	-	-	(1,107,260)	-
Other	-	40,273	306	-	-	40,579
Total other assets	-	1,147,533	565,743	18,946	(1,107,260)	624,962
	$(242,628)	$908,928	$964,699	$45,012	$(574,901)	$1,101,110

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$-	$-	$-	$-	$-	$-
Accounts payable	-	1,070	55,304	3,229	-	59,603
Accrued expenses and taxes	-	24,600	49,795	1,909	-	76,304
Total current liabilities	-	25,670	105,099	5,138	-	135,907
Deferred income taxes	-	-	22,469	2,943	-	25,412
Intercompany note payable	-	-	1,088,999	18,261	(1,107,260)	-
Other long term liabilities	-	11,700	55,623	910	-	68,233
Long-term debt, less current
maturities	-	1,114,186	-	-	-	1,114,186
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,908	209,908	122,063	9,524	(341,495)	209,908
Retained earnings (accumulated deficit)	(446,993)	(446,993)	(429,554)	8,838	867,709	(446,993)
Accumulated other
comprehensive income (loss)	(5,543)	(5,543)	-	(602)	6,145	(5,543)
	$(242,628)	$908,928	$964,699	$45,012	$(574,901)	$1,101,110

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	Revised (1)	Revised (1)	Revised (1)	Revised (1)	Revised (1)	Revised (1)
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$40,446	$5,423	$6,184	$-	$52,053
Accounts receivable, net	-	-	100,221	11,432	-	111,653
Inventories:
Raw materials	-	-	55,506	4,497	-	60,003
Work in process	-	-	21,987	1,084	-	23,071
Finished goods	-	-	45,996	2,912	-	48,908
Total inventory	-	-	123,489	8,493	-	131,982
Prepaid expenses and other
current assets	-	3,451	12,622	389	-	16,462
Deferred income taxes	-	-	12,797	-	-	12,797
Total current assets	-	43,897	254,552	26,498	-	324,947
Investments in subsidiaries	241,787	118,104	-	-	(359,891)	-
Property and Equipment, at cost:
Land	-	-	3,840	177	-	4,017
Buildings and improvements	-	106	36,865	956	-	37,927
Machinery and equipment	-	49	234,750	6,122	-	240,921
	-	155	275,455	7,255	-	282,865
Less accumulated depreciation	-	(126)	(81,417)	(2,326)	-	(83,869)
Total property and equipment, net	-	29	194,038	4,929	-	198,996
Other Assets:
Intangible assets, net	-	-	213,257	-	-	213,257
Goodwill	-	-	789,575	46,245	-	835,820
Intercompany note receivable	-	1,088,999	-	-	(1,088,999)	-
Other	-	37,932	5,201	-	-	43,133
Total other assets	-	1,126,931	1,008,033	46,245	(1,088,999)	1,092,210
	$241,787	$1,288,961	$1,456,623	$77,672	$(1,448,890)	$1,616,153

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Current maturities of long-term debt	$-	$6,623	$-	$250	$-	$6,873
Accounts payable	-	346	77,364	5,392	-	83,102
Accrued expenses and taxes	-	18,477	69,597	6,842	-	94,916
Total current liabilities	-	25,446	146,961	12,484	-	184,891
Deferred income taxes	-	-	88,323	4,285	-	92,608
Intercompany note payable	-	-	1,088,999	-	(1,088,999)	-
Other long term liabilities	-	10,818	53,663	1,163	-	65,644
Long-term debt, less current
maturities	-	1,010,910	-	20,313	-	1,031,223
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	180,667	180,667	32,669	5,559	(218,895)	180,667
Retained earnings (accumulated deficit)	51,485	51,485	46,008	24,955	(122,448)	51,485
Accumulated other
comprehensive income (loss)	9,635	9,635	-	8,913	(18,548)	9,635
	$241,787	$1,288,961	$1,456,623	$77,672	$(1,448,890)	$1,616,153

(1) See Note 5 to the consolidated financial statements

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income (loss)	$(498,475)	$(498,475)	$(475,562)	$(16,117)	$990,154	$(498,475)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	136	60,855	774	-	61,765
Fair value premium on purchased inventory	-	-	19	-	-	19
Non-cash interest expense, net	-	7,144	-	-	-	7,144
Gain on foreign currency transactions	-	-	-	911	-	911
Goodwill impairment	-	-	418,549	31,451	-	450,000
Loss on sale of assets	-	-	886	-	-	886
Other non-cash items	-	14,047	-	-	-	14,047
Deferred income taxes	-	-	(71,293)	(69)	-	(71,362)
Equity in subsidiaries' net income (loss)	498,475	491,679	-	-	(990,154)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	15,415	2,764	-	18,179
Inventories	-	-	3,046	260	-	3,306
Prepaid expenses and other
current assets	-	2,649	(1,771)	(204)	-	674
Accounts payable	-	724	(21,306)	(1,303)	-	(21,885)
Accrued expenses and taxes	-	1,732	(6,315)	(11,322)	-	(15,905)
Cash payments on restructuring liabilities	-	-	(7,547)	-	-	(7,547)
Other	-	24	18	(664)	-	(622)
Net cash provided by (used in)
operating activities	-	19,660	(85,006)	6,481	-	(58,865)
Cash flows from investing
activities:
Capital expenditures	-	(704)	(14,765)	(1,100)	-	(16,569)
Proceeds from sale of assets	-	5,810	3,015	-	-	8,825
Acquisitions, net of cash acquired	-	-	(3,614)	-	-	(3,614)
Other	-	(129)	-	-	-	(129)
Net cash provided by (used in)
investing activities	-	4,977	(15,364)	(1,100)	-	(11,487)
Cash flows from financing
activities:
Proceeds from long-term debt	-	693,504	-	-	-	693,504
Proceeds from revolver borrowings	-	140,000	-	-	-	140,000
Proceeds from intercompany						-
investment	-	(117,698)	99,437	18,261	-	-
Payments on long-term debt	-	(657,347)	-	(20,563)	-	(677,910)
Payments on revolver borrowings	-	(80,000)	-	-	-	(80,000)
Debt issuance costs paid	-	(26,578)	-	-	-	(26,578)
Equity contributions	-	30,310	-	-	-	30,310
Equity repurchases	-	(1,093)	-	-	-	(1,093)
Net cash provided by (used in)
financing activities	-	(18,902)	99,437	(2,302)	-	78,233
Impact of exchange rate movement
on cash	-	-	-	(1,645)	-	(1,645)
Net increase (decrease) in cash
and cash equivalents	-	5,735	(933)	1,434	-	6,236
Cash and cash equivalents at the
beginning of the period	-	40,446	5,423	6,184	-	52,053
Cash and cash equivalents at the end
of the period	$-	$46,181	$4,490	$7,618	$-	$58,289

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	Revised (1)	Revised (1)	Revised (1)	Revised (1)	Revised (1)	Revised (1)
	(Amounts in thousands)
Cash flows from operating
activities:
Net income (loss)	$5,614	$5,614	$(6,489)	$11,060	$(10,817)	$4,982
Adjustments to reconcile net
income (loss) to cash provided by
operating activities:
Depreciation and amortization
expense	-	41	53,312	714	-	54,067
Fair value premium on purchased inventory	-	-	1,289	-	-	1,289
Non-cash interest expense, net	-	6,941	-	-	-	6,941
Gain on foreign currency transactions	-	-	-	(3,961)	-	(3,961)
Intangible asset impairment	-	-	4,150	-	-	4,150
Loss on sale of assets	-	-	356	-	-	356
Deferred income taxes	-	-	(2,856)	1,568	-	(1,288)
Equity in subsidiaries' net income (loss)	(5,614)	(5,203)	-	-	10,817	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	33,665	(1,011)	-	32,654
Inventories	-	-	7,283	240	-	7,523
Prepaid expenses and other
current assets	-	4,553	2,446	128	-	7,127
Accounts payable	-	131	(17,055)	(150)	-	(17,074)
Accrued expenses and taxes	-	(1,844)	(23,764)	2,282	-	(23,326)
Cash payments on restructuring liabilities	-	-	(210)	-	-	(210)
Other	-	45	(199)	768	-	614
Net cash provided by
operating activities	-	10,278	51,928	11,638	-	73,844
Cash flows from investing
activities:
Capital expenditures	-	-	(18,973)	(1,044)	-	(20,017)
Proceeds from sale of assets	-	-	63	-	-	63
Acquisitions, net of cash acquired	-	(36,453)	-	-	-	(36,453)
Net cash used in investing
activities	-	(36,453)	(18,910)	(1,044)	-	(56,407)
Cash flows from financing
activities:
Proceeds from revolver borrowings	-	50,000	-	-	-	50,000
Proceeds from intercompany						-
investment	-	41,178	(36,832)	(4,346)	-	-
Payments on long-term debt	-	(6,373)	-	(4,250)	-	(10,623)
Payments on revolver borrowings	-	(50,000)	-	-	-	(50,000)
Debt issuance costs paid	-	(2,100)	-	-	-	(2,100)
Equity contributions	-	900	-	-	-	900
Equity repurchases	-	(3,245)	-	-	-	(3,245)
Net cash provided by (used in)
financing activities	-	30,360	(36,832)	(8,596)	-	(15,068)
Impact of exchange rate movement
on cash	-	-	-	863	-	863
Net increase (decrease) in cash
and cash equivalents	-	4,185	(3,814)	2,861	-	3,232
Cash and cash equivalents at the
beginning of the period	-	36,261	9,237	3,323	-	48,821
Cash and cash equivalents at the end
of the period	$-	$40,446	$5,423	$6,184	$-	$52,053
(1) See Note 5 to the consolidated financial statements

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2006

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	Revised (1)	Revised (1)	Revised (1)	Revised (1)	Revised (1)	Revised (1)
	(Amounts in thousands)
Cash flows from operating
activities:
Net income (loss)	$5,721	$5,721	$6,867	$5,031	$(16,364)	$6,976
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	41	33,190	585	-	33,816
Fair value premium on purchased inventory	-	-	3,266	-	-	3,266
Non-cash interest expense, net	-	5,571	-	-	-	5,571
Gain on foreign currency transactions	-	-	-	(77)	-	(77)
Intangible asset impairment	-	-	782	-	-	782
Loss on sale of assets	-	-	840	-	-	840
Other non-cash items	-	1,094	678	-	-	1,772
Deferred income taxes	-	-	(1,636)	904	-	(732)
Equity in subsidiaries' net income (loss)	(5,721)	(10,643)	-	-	16,364	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	27,414	(2,150)	-	25,264
Inventories	-	-	9,297	(1,232)	-	8,065
Prepaid expenses and other
current assets	-	221	(1,194)	(8)	-	(981)
Accounts payable	-	(271)	(39,170)	1,390	-	(38,051)
Accrued expenses and taxes	-	55	5,083	1,573	-	6,711
Cash payments on restructuring liabilities	-	-	(200)	-	-	(200)
Other	-	1,221	(664)	(154)	-	403
Net cash provided by
operating activities	-	3,010	44,553	5,862	-	53,425
Cash flows from investing
activities:
Capital expenditures	-	-	(18,942)	(1,376)	-	(20,318)
Proceeds from sale of assets	-	-	4,536	-	-	4,536
Acquisitions, net of cash acquired	-	(416,386)	-	-	-	(416,386)
Net cash used in investing
activities	-	(416,386)	(14,406)	(1,376)	-	(432,168)
Cash flows from financing
activities:
Proceeds from long-term debt	-	414,320	-	488	-	414,808
Proceeds from revolver borrowings	-	15,000	-	-	-	15,000
Proceeds from intercompany						-
investment	-	35,040	(30,040)	(5,000)	-	-
Payments on long-term debt	-	(3,279)	-	(188)	-	(3,467)
Payments on revolver borrowings	-	(15,000)	-	-	-	(15,000)
Debt issuance costs paid	-	(9,534)	-	-	-	(9,534)
Equity contributions	-	4,717	-	-	-	4,717
Equity repurchases	-	(1,128)	-	-	-	(1,128)
Net cash provided by (used in)
financing activities	-	440,136	(30,040)	(4,700)	-	405,396
Impact of exchange rate movement
on cash	-	-	-	(5)	-	(5)
Net increase (decrease) in cash
and cash equivalents	-	26,760	107	(219)	-	26,648
Cash and cash equivalents at the
beginning of the period	-	9,501	9,130	3,542	-	22,173
Cash and cash equivalents at the end
of the period	$-	$36,261	$9,237	$3,323	$-	$48,821

(1) See Note 5 to the consolidated financial statements

Item 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE

Not Applicable

Item 9A.	CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2008 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company (Ply Gem Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors of Ply Gem Prime Holdings, Inc., Ply Gem Investment Holdings, Inc., Ply Gem Holdings, and Ply Gem Industries are identical.

Name	Age	Position(s)
Frederick J. Iseman	56	Chairman of the Board and Director
Gary E. Robinette	60	President, Chief Executive Officer and Director
Shawn K. Poe	47	Vice President and Chief Financial Officer
John Wayne	47	President, Siding Group
Lynn Morstad	45	President, U.S. Windows Group
Bryan Sveinson	50	President, CWD Windows & Doors, Inc.
Keith Pigues	46	Senior Vice President, Chief Marketing Officer
Robert A. Ferris	66	Director
Steven M. Lefkowitz	44	Director
John D. Roach	65	Director
Michael Haley	58	Director
Edward M. Straw	70	Director
Timothy T. Hall	39	Director

Set forth below is a brief description of the business experience of each of the members of our Board of Directors and our executive officers.

Frederick J. Iseman – Chairman of the Board and Director
Since the Ply Gem Acquisition, Frederick Iseman has served as our chairman of the Board of Directors.  Mr. Iseman is currently Chairman and CEO of CI Capital Partners LLC (formerly Caxton-Iseman Capital LLC), a private equity firm which was founded by Mr. Iseman in 1993.  Prior to establishing CI Capital Partners, Mr. Iseman founded Hambro-Iseman Capital Partners, a merchant banking firm.  From 1988 to 1990, Mr. Iseman was a member of the Hambro International Venture Fund.  Mr. Iseman is a former Chairman of the Board of Anteon International Corporation and is the Chairman of the Board of Buffets Holdings, Inc. and Buffets, Inc.

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

Shawn K. Poe – Vice President and Chief Financial Officer
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

Lynn Morstad - President, U.S. Windows Group
Mr. Morstad was appointed President of our U.S. Windows Group in October 2007 after having served as President of our New Construction Window Group since November 2006.  Prior to that, Mr. Morstad served as President, Chief Operating Officer and Chief Financial Officer respectively of MW Manufacturers Inc., a Ply Gem subsidiary he joined in 2000.  From March 1998 to May 2000, Mr. Morstad was employed by the Dr. Pepper/Seven Up division of Cadbury Schweppes as Vice President and Corporate Controller. In addition, Mr. Morstad served in senior financial positions with various divisions of the Newell Company for more than eight years.  Mr. Morstad is a graduate of the University of Iowa and is a Certified Public Accountant.

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

Keith Pigues – Senior Vice President, Chief Marketing Officer
Mr. Pigues was appointed Senior Vice President and Chief Marketing Officer in August 2007.  Prior to joining Ply Gem, he served as Vice President of Marketing at CEMEX U.S. Operations from 2005 to 2007.  Previously, Mr. Pigues served in senior marketing and strategy positions at RR Donnelley, ADP and Honeywell International.  Mr. Pigues received a BS in electrical engineering from Christian Brothers University in 1984, and an MBA from the University of North Carolina Kenan-Flagler Business School in 1993.

Robert A. Ferris – Director
Since the Ply Gem Acquisition, Robert A. Ferris has served as a director. Mr. Ferris retired as Managing Director of CI Capital Partners LLC (formerly Caxton-Iseman Capital LLC) in December 2007, and was employed by CI Capital Partners since March 1998.  From 1981 to February 1998, Mr. Ferris was a General Partner of Sequoia Associates (a private investment firm headquartered in Menlo Park, California).  Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a New York Stock Exchange-listed company.  Mr. Ferris is a former director of Anteon International Corporation, and is a director of Buffets Holdings, Inc. and Buffets, Inc.  Effective January 1, 2008, Mr. Ferris assumed the position of President of Celtic Capital LLC, the investment manager of the entities that primarily hold the assets and investments of the Ferris Family.

Steven M. Lefkowitz – Director
Since the Ply Gem Acquisition, Steven M. Lefkowitz has served as a director.  Mr. Lefkowitz is President of CI Capital Partners LLC (formerly Caxton-Iseman Capital LLC) and has been employed by CI Capital Partners since 1993.  From 1988 to 1993, Mr. Lefkowitz was employed by Mancuso & Company, a private investment firm, and served in several positions including as Vice President and as a Partner of Mancuso Equity Partners.  Mr. Lefkowitz is a former director of Anteon International Corporation, and is a director of Buffets Holdings, Inc. and Buffets, Inc.

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

Edward M. Straw – Director
In May 2006, the Board of Directors approved the addition of Mr. Straw as a member of the board.  Mr. Straw retired from the Navy as a three-star admiral in 1996, and has since held senior executive positions in industry.  From March 2000 to February 2005, Mr. Straw was President of Global Operations for the Estee Lauder Companies, Inc.  Prior to Estee Lauder, Mr. Straw was President of Ryder Integrated Logistics, Inc. and Senior Vice President of Compaq Computer Corporation.  He is currently the Chairman of Odyssey Logistics and Technology and is a member of the boards of MeadWestvacto, Eddie Bauer and Panther Expedited Services.  In addition, he is a strategic advisor to IBM Federal Services.  Mr. Straw holds a MBA from George Washington University and a BS degree from the U.S. Naval Academy.

Timothy T. Hall – Director
In December 2006, the Board of Directors approved the addition of Mr. Hall as a member of the board.  Mr. Hall is a Principal at CI Capital Partners LLC (formerly Caxton-Iseman Capital LLC) and has been employed by CI Capital Partners since 2001.  Prior to Caxton-Iseman, Mr. Hall was a Vice President at FrontLine Capital and an Assistant Vice President at GE Equity.  Mr. Hall has a MBA from Columbia Business School and a B.S. from Lehigh University.

Audit Committee Financial Expert
Our Board of Directors has determined Timothy Hall to be the “audit committee financial expert” as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002.  Mr. Hall is not an “independent” director as the term is used for the purposes of the New York Stock Exchange’s listing requirements.  The audit committee members are Mr. Hall and Mr. Lefkowitz.

Compensation Committee
The Company’s compensation committee is chaired by Mr. Hall, and consists of the entire board of directors.

Board of Directors Meetings
The Company’s Board of Directors met four times during 2008.

Code of Ethics
The Company has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and all other employees.  This code of ethics is posted on our website at www.plygem.com.  Any waiver or amendment to this code of ethics will be timely disclosed on our website.  Copies of the code of ethics are available without charge by sending a written request to Shawn K. Poe at the following address:  Ply Gem Holdings, Inc., 5020 Weston Parkway, Suite 400, Cary, North Carolina 27513.

Item 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

This compensation discussion describes the material elements of compensation of the Company’s executive officers who served as named executive officers during our fiscal year ended December 31, 2008.  The individuals who served as the principal executive officer and principal financial officer during 2008, as well as the other individuals included in the Summary Compensation Table below, are referred to as the “named executive officers.”  This compensation discussion focuses primarily on compensation awarded to, earned by, or paid to the named executive officers in 2008, as reflected in the following tables and related footnotes and narratives, but also describes compensation actions taken before or after 2008 to the extent that it enhances an understanding of the executive compensation disclosure.

The principal elements of our executive compensation program are base salary, annual cash incentives, other personal benefits and perquisites, post-termination severance, and equity-based interests.  The Company’s other personal benefits and perquisites consist of life insurance benefits and car allowances.  The named executive officers are also eligible to participate in our 401(k) plan and our company-wide employee benefit health and welfare programs.

During 2006, certain named executive officers held awards of phantom stock units under our phantom stock plan, and these awards were converted during 2006 into cash-denominated deferred compensation accounts.  The phantom plan and deferred compensation accounts are described below.

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
In General.  We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary.  We provide this opportunity to attract and retain an appropriate caliber of talent for these positions and to provide a base wage that is not subject to our performance risk, as are other elements of our compensation, such as the annual cash incentive awards and equity interests described below.  Base salaries of our named executive officers are only one component of our executive officers’ compensation package and will not substitute for our incentive awards.

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
In General.  We provide the opportunity for our named executive officers to earn an annual cash incentive award based upon the Company’s performance as well as the individual’s performance.  We provide this opportunity to attract and retain an appropriate caliber of talent for these positions and to motivate executives to achieve our financial goals.  We believe that providing these annual incentives is consistent with our objective of providing compensation that varies with our performance in achieving financial and non-financial objectives.

2008 Target Award Opportunities.  Our 2008 performance measures included such corporate measures as economic value added (EVA) improvement and Adjusted EBITDA.  Depending upon each officer’s responsibilities, a target award opportunity was established as a percentage of the individual officer’s base salary at a range from 75% to 100% of base salary.  The target cash incentive opportunity percentage of base salary for each individual officer is established based upon the position within the Company and is comparable to like positions within our company.   After the end of 2008, Mr. Robinette reviewed our annual cash incentive plans, the attainment of performance measures and resulting awards with our compensation committee and our Board. However, no annual target cash incentives were paid to any of the named executive officers due to the lower Adjusted EBITDA amounts realized by the Company in light of the depressed residential housing and remodeling markets for the year ended December 31, 2008.  For the year ended December 31, 2008, annual target cash incentive opportunities for the named executive officers were:  100% of base salary for Mr. Robinette, and 75% of base salary for Mr. Poe, Mr. Wayne, Mr. Morstad, and Mr. Pigues.

The 2008 performance targets for executive officers were comprised of 40% Adjusted EBITDA, 30% sales growth, and 30% EVA, with the 2008 performance target for Adjusted EBITDA being approximately $184.1 million, sales growth targets of approximately $124.5 million and EVA improvement of approximately $86.2 million.

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

Total Compensation Comparison.  For the year ended December 31, 2008, personal benefits and perquisites accounted for approximately 13.2% of total compensation for our named executive officers.

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

None of the named executive officers purchased either Common Stock or Senior Preferred Stock during 2008.

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

•	Stock options
The Company may grant the named executive officers an option to purchase shares of Common Stock pursuant to the Ply Gem Prime Holdings, Inc. 2004 Stock Option Plan (the “Option Plan”).  Options granted pursuant to the Option Plan are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended.  Each of our named executive officers was granted an option to purchase shares of Common Stock during the year ended December 31, 2008, as described in the “Grants of Plan-Based Awards” table.

Employment Agreements
•	President and Chief Executive Officer
In October 2006, Mr. Robinette joined the Company and was appointed as our President and Chief Executive Officer.  In connection with such appointment, Mr. Robinette entered into an employment agreement with us, pursuant to which we have agreed to pay him an annual base salary of not less than $530,000 and an annual cash incentive target of 100% of base salary.  In addition, Mr. Robinette was provided the opportunity by our compensation committee and Board to purchase 125,660 shares of Common Stock, at a price of $10.00 per share and 7,434 shares of Senior Preferred Stock at a price of $100.00 per share.  In November 2008, the Company finalized a retention agreement with Mr. Robinette to continue to provide service through September 1, 2011 at which point Mr. Robinette would be entitled to receive a one-time, lump-sum cash payment of $2,000,000 which the Board determined to be a reasonable and necessary amount to retain Mr. Robinette’s services and remain competitive in the marketplace for executive talent.  The Company provided this retention opportunity to Mr. Robinette because the Company believes that Mr. Robinette’s experience and talent are necessary to guide the Company through the depressed residential and housing markets which currently exist.

•	Post-termination severance
In General.  We provide the opportunity for certain of our named executive officers to be protected under the severance provisions contained within their retention agreements and, for Mr. Robinette, his employment agreement by providing salary continuation if employment is terminated under certain circumstances (two years for Mr. Robinette and one year for our other named executive officers).  If the payment of severance to Mr. Robinette causes him to become subject to the golden parachute excise tax rules, then we will pay him a gross-up amount so that after all taxes are paid on the gross-up, he will have enough funds remaining to pay the excise tax imposed on the severance payments.  We provide this opportunity to attract and retain an appropriate caliber of talent for the position.  These retention agreements and Mr. Robinette’s employment agreement were approved by our Board of Directors, and the terms of these agreements can be found in individual agreements that have previously been filed as exhibits with the Securities and Exchange Commission (SEC).  We believe the terms of our retention agreements and of Mr. Robinette’s employment agreement are consistent with the provisions and benefit levels of other companies based upon reviewing disclosures made by those companies with the SEC.  We believe the arrangements and benefits opportunity contained within our retention agreements and Mr. Robinette’s employment agreement are reasonable and allow us to remain competitive in the general marketplace for executive talent.  These arrangements are described in detail in the “Potential Payments Upon Termination or Change in Control” section below. The employment agreement between Mr. Robinette and the Company establishes the terms of his employment including salary and benefits, annual cash incentive award target and severance provisions in the event of termination of Mr. Robinette’s employment.

•	Chief Financial Officer Retention Payment
In November of 2008, the Company finalized a retention agreement with Mr. Poe to continue to provide service through September 1, 2011 at which point Mr. Poe would be entitled to receive a one-time, lump-sum cash payment of $650,000 which the Board determined to be a reasonable and necessary amount to retain Mr. Poe’s services and remain competitive in the marketplace for executive talent.  The Company provided this retention opportunity to Mr. Poe because the Company believes that Mr. Poe’s experience and talent are necessary to guide the Company through the depressed residential and housing markets which currently exist.

The following table shows information concerning the annual compensation during 2008 for services provided to us by our President and Chief Executive Officer, our Vice President and Chief Financial Officer and our three other most highly compensated executive officers.

Summary Compensation Table

Name and Principal Position
	Year	Salary ($)		Bonus ($)		Stock and Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($) (2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)

Gary E. Robinette	2008	$580,000		$-		$4,971	$-	$-	$41,136	$626,107
President &	2007	530,000		-		-	506,680	-	25,081	1,061,761
Chief Executive Officer	2006	112,115	(6)	133,589	(7)	-	-	-	-	245,704

Shawn K. Poe	2008	300,000		-		1,519	-	-	56,624	358,143
Vice President &	2007	275,000		50,000	(5)	-	197,175	-	22,133	544,308
Chief Financial Officer	2006	222,861		77,000	(8)	-	115,375	-	163,682	578,918

John Wayne	2008	388,500		-		16,025	-	-	47,306	451,831
President, Siding Group	2007	370,000		-		-	301,920	-	25,409	697,329
	2006	298,077		76,000	(8)	-	258,137	-	419,495	1,051,709

Lynn Morstad	2008	370,000		-		14,124	-	-	29,561	413,685
President, Windows & Doors	2007	326,250		-		-	-	-	13,110	339,360
	2006	304,231		18,000	(8)	-	150,000	-	232,511	704,742

Keith Pigues	2008	288,500		-		149	-	-	117,568	406,217
Sr Vice President, Marketing

(1)
For the year 2008, the amounts in this column represent the SFAS 123(R) expense attributed to the stock options granted to the respective named executive officers. The amounts in this column also represent, for all shares of Common Stock and Senior Preferred Stock and all awards of phantom common and preferred stock units held by each named executive officer in 2006 and 2007, the dollar amount recognized for financial statement reporting purposes with respect to 2006 in accordance with SFAS 123(R).  Because no expense was recognized under SFAS 123(R) during 2006 or 2007, the amount in each row of this column for each of these years is zero.  (See Note 13 to the financial statements “Stock Based Compensation” for a discussion of the assumptions made in this valuation.)  As described in the “Compensation Discussion and Analysis – Phantom Common and Preferred Stock Units” section above, the awards under the phantom stock plan were amended on September 25, 2006.  These awards were reported under SFAS 123(R) through the end of the third quarter of the 2006 fiscal year.  During the fourth quarter of 2006, we recognized nonqualified deferred compensation expense in respect of the cash accounts that were established in connection with the conversion of the phantom plan, and the value of these accounts is included in the “All Other Compensation” column of this table with respect to 2006 as described in more detail below in footnote (4).

(2)
The amounts in this column represent performance-based cash bonuses earned for services rendered during 2008, 2007 and 2006.  These incentive bonuses are described in the “Compensation Discussion and Analysis - Annual Cash Incentive Awards” section above.

(3)
None of the named executive officers, other than Lynn Morstad, are covered by either of the Company’s pension plans. No amount is included for Mr. Morstad because the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan and SERP plan decreased by $1,432 and $246, respectively, during 2008.  During 2006, the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan and SERP plan decreased by $235 and $198, respectively. The named executive officers did not receive any above-market or preferential earnings on compensation deferred on a basis that is not tax-qualified.

(4)	The amounts in this column with respect to 2008 consist of the following items for each named executive officer shown below:
•	Gary E. Robinette: $10,500 car allowance, $20,550 company 401(k) contributions and profit sharing, and $10,086 insurance premiums.
•	Shawn K. Poe: $8,400 car allowance, $20,634 company 401(k) contributions and profit sharing, $16,149 insurance premiums, and $11,441 relocation payment.
•	John Wayne: $10,500 car allowance, $20,550 company 401(k) contributions and profit sharing, and $16,256 insurance premiums.
•	Lynn Morstad: $11,334 company car benefit, and $1,992 company 401(k) contributions and profit sharing, and $16,235 insurance premiums.
•	Keith Pigues: $8,400 car allowance, $5,247 company 401(k) contributions and profit sharing, $16,136 insurance premiums, and $87,785 relocation payment.
The amounts in this column with respect to 2007 consist of the following items for each officer shown below:
•	Gary E. Robinette: $10,500 car allowance, $13,500 company 401(k) contributions and profit sharing, and $1,081 insurance premiums.
•	Shawn K. Poe: $7,700 car allowance, $13,500 company 401(k) contributions and profit sharing, and $933 insurance premiums.
•	John Wayne: $10,500 car allowance, $13,500 company 401(k) contributions and profit sharing, $1,409 insurance premiums.
•	Lynn Morstad: $6,105 company car benefit, $6,525 company 401(k) contributions, and $480 insurance premiums.
The amounts in this column with respect to 2006 consist of the following items for each officer shown below:
•
Shawn K. Poe:  $135,900 value of cash deferred compensation account created in connection with phantom plan conversion described in the “Compensation Discussion and Analysis – Phantom Common and Preferred Stock Units” section above, $7,200 car allowance, $13,228 company 401(k) contributions and profit sharing, and $7,354 insurance premiums.

•
John Wayne: $388,350 value of cash deferred compensation account created in connection with phantom plan conversion described in the “Compensation Discussion and Analysis – Phantom Common and Preferred Stock Units” section above, $10,500 car allowance, $13,200 company 401(k) contributions and profit sharing, and $7,445 insurance premiums

•
Lynn Morstad: $213,786 value of cash deferred compensation account created in connection with phantom plan conversion described in the “Compensation Discussion and Analysis – Phantom Common and Preferred Stock Units” section above, $9,632 car allowance, $6,085 company 401(k) contributions, $3,008 insurance premiums.

(5)	Represents 50% of a total $100,000 special bonus that Mr. Poe was eligible to receive if he remained employed with the Company through December 31, 2007.
(6)	Represents the dollar value of the base salary earned by Mr. Robinette for the period from the date that he commenced employment in October 2006 through December 31, 2006.
(7)	Represents the guaranteed bonus paid to Mr. Robinette pursuant to his employment agreement.
(8)
Represents the Special Bonus awarded on September 25, 2006 in connection with the conversion of awards under the phantom stock plan, described in the “Compensation Discussion and Analysis – Special Bonuses” section above.

Grants of Plan-Based Awards for 2008

Name	Stock Option Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards Target ($) (1)	All Other Option Awards: Number Of Securities Underlying Options (#) (2)	Exercise Or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards

Gary E. Robinette	October 2, 2008	$580,000	4,918	$80	$4,971

Shawn K. Poe	October 2, 2008	225,000	1,503	80	1,519

John Wayne	October 2, 2008	194,250	3,216	80	3,250
	December 5, 2008		15,000	80	12,775

Lynn Morstad	October 2, 2008	185,000	3,863	80	3,904
	December 5, 2008		12,000	80	10,220

Keith Pigues	October 2, 2008	144,250	147	80	149

(1)
These amounts represent the annual target cash incentive opportunities as a percentage of base salary for each named executive officer.  For the year ended December 31, 2008, no incentive awards were provided to any of the named executive officers due to the lower EBITDA amounts realized by the Company in light of the depressed residential housing and remodeling markets.

(2)	These amounts represent stock options granted to each of the named executive officers during 2008.

During 2008, each of the named executive officers was granted an option to purchase shares of Common Stock pursuant to the Option Plan at an exercise price of $80 per share.  Each option becomes vested and exerciseable with respect to 20% of the shares covered by the option on each of the first five anniversaries of the grant date.

Outstanding Equity Awards at Fiscal Year-End for 2008

Name	Number of Securities Underlying Unexecercised Options (#) Unexcercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (2)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)

Gary E. Robinette	4,918	$80	October 2, 2018	66,000	$-

Shawn K. Poe	1,503	$80	October 2, 2018	7,683	-

John Wayne	3,216	$80	October 2, 2018	9,061	-
	15,000	$80	December 5, 2018

Lynn Morstad	3,863	$80	October 2, 2018	9,600	-
	12,000	$80	December 5, 2018

Keith Pigues	23,200	$80	August 27, 2017	3,000	-
	147	$80	October 2, 2018

                  (1)  Each option becomes vested and exercisable with respect to 20% of the shares covered by the option on each of the first five anniversaries of the grant date.
(2)  The Stock Awards set forth in this table become Protected as described in the “Compensation Discussion and Analysis –
Common Stock” section above.
(3)
Because the Company’s Common Stock is not publicly traded, and the value per share under the valuation formula contained within the Stockholders’ Agreement was zero at December 31, 2008, a market value of zero is shown.

Stock Vested for 2008

	Stock Awards
	Number of Shares	Value Realized on
	Acquired on Vesting	Vesting
Name	(#) (1)	($) (2)

Gary E. Robinette	22,000	$-

Shawn K. Poe	7,683	$-

John Wayne	9,061	$-

Lynn Morstad	9,600	$-

Keith Pigues	750	$-

(1)
The Stock Awards in this table represent the number of shares of Common Stock that were either vested on the date of grant or that became Protected during 2008, as described in the “Compensation Discussion and Analysis – Common Stock” section above.

(2)
This amount represents the value of the shares of Common Stock that became Protected during 2008. Because the Company’s Common Stock is not publicly traded and the value per share under the valuation formula contained within the Stockholders’ Agreement was zero at December 31, 2008, a market value of zero is shown.  These shares remain subject to certain transfer restrictions provided in a stockholders’ agreement with Prime Holdings and there is no current market in which the officers may sell such shares.

Pension Benefits for 2008

		Number of Years	Present Value of	Payments During Last
Name	Plan Name	Credited Service	Accumulated Benefit	Fiscal Year
		(#)	($)	($)
(a)	(b)	(c)	(d) (1)	(e)

Gary E. Robinette	NA	-	-	-

Shawn K. Poe	NA	-	-	-

John Wayne	NA	-	-	-

Lynn Morstad	MW Retirement Plan MW SERP Plan	4 (2) 4 (2)	$24,450 10,372	- -

Keith Pigues	NA	-	-	-

(1) The material assumptions used to derive the present value of the accumulated pension benefit shown in this table area set forth in footnote number 7 "Defined Benefit Plans" to our financial statements.
(2) The number in this column is less than the number of the officer's actual years of service with the Company. This is because the plans have been frozen, as described below.

Pension Plans
The Company maintains the MW Manufacturing Inc. Retirement Plan, at tax-qualified defined benefit retirement plans, acquired with the MW Acquisition in August 2004 (the "MW Plan"). Mr. Morstad  is a  participant in the MW Plan. None of the other named executive officers are participants in the Company's pension plans.

The MW Plans' benefits are calculated based upon years of service with the company and compensation levels during the service period. Benefits under the MW Plan were frozen with respect to all salaried employees effective December 31, 1992. The decision to freeze the benefit provisions affects any executive officer under the MW Plan.

The normal retirement date to receive full benefits is the first calendar month following the participant's 65th birthday. There are provisions under the MW Plan for a reduced benefits amount upon election of early retirement prior to age 65, with this option available to all participants of the MW Plan, including executive officers.

The benefit payment options under the MW Plan is:
  Life annuity
  Period certain annuities
  Joint and survivor annuitiy (if married)
  In some cases a full or partial lump sum payment

Nonqualified Deferred Compensation for 2008

	Aggregate	Aggregate
	Earnings	Balance
	in Last FY	at Last FYE
Name	($)	($) (1) (2)

Gary E. Robinette	-	-

Shawn K. Poe	-	$138,452

John Wayne	-	395,632

Lynn Morstad	-	-

Keith Pigues	-	-

(1)
These amounts do not represent above-market or preferential earnings on compensation deferred on a basis that is not tax-qualified, and these amounts were not reported in the “Summary Compensation Table” above.

(2)
The aggregate balance at December 31, 2008 represents the balance of the cash-denominated deferred compensation accounts established in connection with the conversion of the phantom stock plan awards on September 25, 2006, as described in the “Compensation Discussion and Analysis – Phantom Common and Preferred Stock Units” section above.

Termination or Change in Control Arrangements for 2008

Each of the named executive officers is entitled to certain payments and benefits in the event his employment is terminated by the Company without “cause” or he resigns following a “material adverse change”.  The following chart quantifies these payments and benefits:

	Years	Severance	Benefits	Bonus	Total
Name		($)	($)	($) (1)	($)

Employment Agreement:
Gary E. Robinette	2	$1,060,000	$20,172	$-	$1,080,172

Retention Agreements:
Shawn K. Poe	1	300,000	16,150	-	316,150

John Wayne	1	388,500	16,256	-	404,756

Lynn Morstad	1	370,000	16,234	-	386,234

Keith Pigues	1	288,500	16,136	-	304,636

(1) For the year ended December 31, 2008, no incentive awards were provided to any of the namedexecutive officers due to the lower EBITDA amounts realized by the Company in light of thedepressed residential housing and remodeling markets.  Therefore, the bonus paid as a result of a termination or change in control would be zero.

Mr. Robinette’s employment agreement and the retention agreements for each of Mr. Poe, Mr. Wayne, Mr. Morstad, and Mr. Pigues provide that the officer will receive payments and benefits if he is terminated without “cause” or resigns following a “material adverse change”.  “Cause” means certain failures to perform duties after demand by the Board or obey the Board or a senior executive of the Company, a material act of dishonesty in connection with executive duties, or conviction of a felony, a fraudulent or dishonest misdemeanor, or a civil judgment for fraud.
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
Mr. Robinette’s Employment Agreement provides that he will receive an amount equal to two years of his base salary at the time of termination, plus medical insurance benefit coverage paid over the 24 months following termination.  In addition, Mr. Robinette will be eligible to receive payment of a “Year 1 Bonus” equal to the amount that would have been actually earned and paid to Mr. Robinette under the cash incentive award plan had he been employed for the entire 12 month period of the year, plus a “Year 2 Bonus” equal to a pro-rated portion of the Year 1 Bonus based upon the number of months that Mr. Robinette was employed with the Company during the year of termination of his employment with the Company.  If Mr. Robinette dies or becomes disabled prior to September 1, 2011, he will be paid a pro rata portion of the $2,000,000 retention payment described above under “Employment Agreements – President and Chief Executive Officer”.
For the named executive officers other than Mr. Robinette, if the named executive officer’s employment is terminated during the year, the officer is eligible to receive an amount equal to one year of base salary at the rate of the time of termination, paid over a one year period, plus a pro rata portion of an amount equal to the lesser of the officer’s annual cash incentive award target or the actual cash incentive award that would have been paid under the incentive award plan had the officer been employed at the date that such cash incentive award is actually paid, paid in a lump sum as soon as practicable following the date on which the amount which will be paid is determined. The named executive officers other than Mr. Robinette, are also eligible to receive a lump sum payment equal to a pro rata portion of any annual cash bonus the officer would have received with respect to the year of termination, paid when bonuses are paid to other executives, as well as continuation of medical and dental benefits for one year following termination of employment.
Mr. Poe may be eligible to receive severance in addition to that shown in the table above worth up to one additional year if at the end of the 12 month period following his termination he has not been able to obtain employment providing him with a salary of at least $300,000.  If Mr. Poe dies or becomes disabled prior to September 1, 2011, he will be paid a pro rata portion of the $650,000 retention payment described above under “Employment Agreements – Chief Financial Officer Retention Payment”.
The named executive officers may be entitled to receive a cash payment for their individual shares of Incentive Stock, if Prime Holdings elects to exercise its call right under the Stockholders’ Agreement. If Prime Holdings had exercised its call right on December 31, 2007, the named executive officers would not have received any money for any of the shares of common stock.  Because shares of the Company’s Common Stock are not publicly traded and the value per share at December 31, 2008 per the formula contained in the Stockholders’ Agreement is zero, no amount has been reflected in the table for incentive equity.

In addition, upon a change in control, all Common Stock held by the named executive officers that is Unprotected will become Protected and all options to purchase Common Stock will become fully vested.  If a change in control had occurred on December 31, 2008, applying the Protected price formula in the Stockholders’ Agreement based on EBITDA as of that date, the value per share of Common Stock would be zero.  If on December 31, 2008 we had undergone a change in control, the value attributed to the acceleration of the options would have been $0, as the exercise price of $80 for the options is more than the value per share of common stock of $0 on December 31, 2008.

Director Compensation for 2008

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($) (1)	Total ($)

Frederick J. Iseman	$-	$-	$-

Robert A. Ferris	-	-	-

Steven M. Lefkowitz	-	-	-

John D. Roach	60,000	13,862	73,862

Michael Haley	60,000	6,000	66,000

Edward M. Straw	60,000	6,000	66,000

Timothy T. Hall	-	-	-

(1)	All Other Compensation includes payment of a $2,000 payment per each board meeting attended and payment for other non-board advisory services provided.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ply Gem Holdings is the sole holder of all 100 issued and outstanding shares of Ply Gem Industries’ common stock. Ply Gem Investment Holdings is the sole holder of all 100 issued and outstanding shares of common stock of Ply Gem Holdings.  Ply Gem Prime Holdings, Inc. is the sole holder of all 100 issued and outstanding shares of common stock of Ply Gem Investment Holdings.

The following table sets forth the number and percentage of the outstanding shares of common stock of Ply Gem Prime Holdings Inc. beneficially owned as of March 30, 2009 by:

•	each named executive officer;

•	each of our directors;

•	each person known to us to be the beneficial owner of more than 5% of the common stock of Ply Gem Prime Holdings; and

•	all of our executive officers and directors as a group.

Unless otherwise noted below, the address of each beneficial owner listed on the table below is c/o Ply Gem Industries, Inc., 5020 Weston Parkway, Suite 400, Cary, North Carolina 27513.

	Shares Beneficially
	Owned (1)
	Common
Name of Beneficial Owner	Shares (2)%

Caxton-Iseman (Ply Gem), L.P. (3)	617,426	16.5%
Caxton-Iseman (Ply Gem) II, L.P. (3)	2,482,019	66.3%
Frederick J. Iseman (3) (4)	3,099,445	82.8%
Robert A. Ferris (3)	-	*
Steven M. Lefkowitz (3)	-	*
Gary E. Robinette (5)	125,660	3.4%
Shawn K. Poe	38,417	1.0%
John Wayne	45,304	1.2%
Lynn Morstad	54,409	1.5%
Keith Pigues	3,750	*
John D. Roach (6)	3,577	*
Michael Haley	10,939	*
Edward M. Straw	-	*
Timothy Hall (3)	-	*
All Directors and Executive Officers as a Group	3,513,616	93.9%
* Less than 1%.

(1)	Determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Ply Gem Prime Holdings also has a series of non-voting senior preferred stock.

(3)	Address is c/o CI Capital Partners LLC, 500 Park Avenue, New York, New York 10022.

(4)
By virtue of his indirect control of Caxton-Iseman (Ply Gem), L.P. and Caxton-Iseman (Ply Gem) II, L.P., Mr. Iseman is deemed to beneficially own (i) the 3,099,445 shares of common stock of Ply Gem Prime Holdings held by those entities and (ii) the 684,579 shares of senior preferred stock of Ply Gem Investment Holdings held by those entities which is 91.8% of the outstanding shares of senior preferred stock of Ply Gem Investment Holdings.

(5)	Mr. Robinette purchased 125,660 shares of common stock in 2006.

(6)    Address is c/o Stonegate International, 100 Crescent Court, Dallas, Texas 75201.

The table in Item 5 setting forth the securities authorized for issuance under equity compensation plans is hereby incorporated by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Upon completion of the Ply Gem Acquisition, Ply Gem Industries entered into two advisory agreements with an affiliate of CI Capital Partners LLC, formerly Caxton-Iseman Capital LLC, (the “Caxton-Iseman Party”), which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”.

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

In connection with the MW Acquisition, pursuant to the General Advisory Agreement, in November 2004 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of the equity of MWM Holdings, Inc. ($6.4 million).  In connection with the Alenco Acquisition, in March 2006 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of the equity of AWC ($2.4 million).   In connection with the AHE Acquisition, in October 2006 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of AHE ($6.1 million). In connection with the Pacific Windows Acquisition, in October 2007 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of Pacific Windows ($0.7 million).  In connection with the USV Acquisition, in October 2008 the Company paid the Caxton-Iseman Party a transaction fee equal to 2% of the purchase price of USV ($0.1 million).

Under the General Advisory Agreement the Company paid a management fee of approximately $1.7 million for the year ended December 31, 2008, approximately $3.5 million for the year ended December 31, 2007, and approximately $2.5 million for the year ended December 31, 2006.

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

On May 23, 2008, in connection with an amendment to our prior credit facilities and as a condition to such amendment, affiliates of CI Capital Partners LLC made (i) an $18 million cash investment in Ply Gem Prime Holdings and received 14,518 shares of Ply Gem Prime Holdings’ common stock and 210,482 shares of Ply Gem Prime Holdings’ Class A common stock and (ii) a $12 million cash investment in Ply Gem Investment Holdings, and received 12,000 shares of senior preferred stock. Ply Gem Prime Holdings and Ply Gem Investment Holdings then made an aggregate $30 million capital contribution to Ply Gem Holdings, which in turn contributed such amount to the capital of Ply Gem Industries.

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

As of December 31, 2008, none of the Company’s current non-employee directors qualified as independent directors as defined in Section 303A of the NYSE’s Listed Company Manual.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by the independent registered public accounting firm, KPMG LLP, for services rendered during fiscal years 2008 and 2007.

 (in thousands):
	2008	2007
Audit Fees(1)	$1,363	$1,034
Audit-Related Fees (2)	-	103
Tax Fees (3)	-	25
Total Fees	$1,363	$1,162

(1)  Consists primarily of fees paid for audit and registration statements.
(2)  Consists primarily of fees paid for due diligence, and accounting consultation.
(3)  Consists primarily of fees paid for tax compliance and consultation.

            Our audit committee has a policy to pre-approve all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of our independent registered public accounting firm each year with respect to such services.  All of the audit-related fees, tax fees and all other fees listed in the table above were approved by the audit committee.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1. Consolidated Financial Statements

The consolidated financial statements and related notes, together with the report of KPMG LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K.

2. Schedule II Valuation and Qualifying Accounts – page 109

All other schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated statements or notes thereto.

3.	Exhibits Filed – See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  March 30, 2009

By:	/s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. Robinette	President, Chief Executive Officer and Director	March 30, 2009
Gary E. Robinette	(Principal Executive Officer)

/s/ Shawn K. Poe	Vice President, Chief Financial Officer, Treasurer and Secretary	March 30, 2009
Shawn K. Poe	(Principal Financial and Accounting Officer)

/s/ Frederick J. Iseman	Chairman of the Board and Director	March 30, 2009
Frederick J. Iseman

/s/ Robert A. Ferris	Director	March 30, 2009
Robert A. Ferris

/s/ Steven M. Lefkowitz	Director	March 30, 2009
Steven M. Lefkowitz

/s/ John D. Roach	Director	March 30, 2009
John D. Roach

/s/ Michael P. Haley	Director	March 30, 2009
Michael P. Haley

/s/ Edward M. Straw	Director	March 30, 2009
Edward M. Straw

/s/ Timothy T. Hall	Director	March 30, 2009
Timothy T. Hall

EXHIBIT INDEX

Exhibit Number	Description
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

2.3
Securities Purchase Agreement, dated as of February 6, 2006, among Ply Gem Industries, Inc., and all of the direct and indirect stockholders, warrant holders and stock option holders of AWC Holding Company and FNL Management Corp., an Ohio corporation, as their representative (incorporated by reference from Exhibit 2.1 on Form 8-K dated March 2, 2006 (File No. 333-114041-07)).

2.4
Stock Purchase Agreement, dated as of September 22, 2006, among Ply Gem Industries, Inc., Alcoa Securities Corporations and Alcoa Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041-07)).

2.5
First Amendment, dated as of October 31, 2006, to the Stock Purchase Agreement, dated as of September 22, 2006, among Ply Gem Industries, Inc., Alcoa Securities Corporations and Alcoa Inc. (incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041-07)).

3.1	Certificate of Incorporation of Ply Gem Holdings, Inc. (incorporated by reference from Exhibit 3.3 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).
3.2	Amended Bylaws of Ply Gem Holdings, Inc. (incorporated by reference from Exhibit 3.4 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).
4.1
Indenture, dated as of February 12, 2004, among Ply Gem Industries, Inc., the Guarantors thereto and U.S. Bank National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

4.2
First Supplemental Indenture, dated as of August 27, 2004, among Ply Gem Industries, MWM Holding, Inc., MW Manufacturers Holding Corp., MW Manufacturers Inc., Lineal Technologies, Inc., Patriot Manufacturing, Inc. and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.4 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

4.3
Second Supplemental Indenture, dated as of February 24, 2006, among Ply Gem Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K, dated March 2, 2006 (File No. 333-114041-07)).

4.4
Third Supplemental Indenture, dated as of October 31, 2006, among Ply Gem Industries, Inc., the guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041-07)).

4.5
Fourth Supplemental Indenture, dated as of May 29, 2008, among Ply Gem Industries, Inc., Ply Gem Pacific Windows Corporation and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.12 to the Company’s Form 10-Q, dated August 11, 2008 (File No. 333-114041-07)).

4.6	Fifth Supplemental Indenture, dated as of March 24, 2008, among Ply Gem Industries, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee.
4.7
Credit Agreement, dated June 9, 2008, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., CWD Windows and Doors, Inc., the other borrowers named therein, Credit Suisse, as Administrative Agent, U.S. Swing Line Lender and U.S. L/C Issuer, General Electric Capital Corporation, as Collateral Agent, Credit Suisse, Toronto Branch, as Canadian Swing Line Lender and Canadian L/C Issuer, the other lenders party thereto, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner, and General Electric Capital Corporation, as Syndication Agent, and UBS Loan Finance LLC, as Documentation Agent (incorporated by reference from Exhibit 4.3 to the Company’s Form 10-Q, dated August 11, 2008 (File No. 333-114041-07)).

4.8
Indenture, dated as of June 9, 2008, among Ply Gem Industries, Inc., the Guarantors named therein and U.S. Bank National Association, as Trustee and Noteholder Collateral Agent (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q, dated August 11, 2008 (File No. 333-114041-07)).

4.9
Lien Subordination and Intercreditor Agreement, dated as of June 9, 2008, among General Electric Capital Corporation, as Collateral Agent, U.S. Bank National Association, as Trustee and Noteholder Collateral Agent, Ply Gem Industries, Inc., Ply Gem Holdings, Inc. and the subsidiaries of Ply Gem Industries, Inc. listed on Schedule I thereto (incorporated by reference from Exhibit 4.4 to the Company’s Form 10-Q, dated August 11, 2008 (File No. 333-114041-07)).

4.10
Collateral Agreement, dated June 9, 2008, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., the Guarantors named therein and U.S. Bank National Association, as Noteholder Collateral Agent (incorporated by reference from Exhibit 4.5 to the Company’s Form 10-Q, dated August 11, 2008 (File No. 333-114041-07)).

4.11
Intellectual Property Collateral Agreement, dated June 9, 2008, by Ply Gem Industries, Inc., Ply Gem Holdings, Inc. and the subsidiaries of Ply Gem Industries, Inc. listed on the Annex thereto in favor of U.S. Bank National Association, as Noteholder Collateral Agent (incorporated by reference from Exhibit 4.6 to the Company’s Form 10-Q, dated August 11, 2008 (File No. 333-114041-07)).

4.12
U.S. Security Agreement, dated June 9, 2008, among Ply Gem Industries, Inc., the domestic Guarantors party thereto, General Electric Capital Corporation, as Collateral Agent, and Credit Suisse Securities (USA) LLC, as Administrative Agent (incorporated by reference from Exhibit 4.7 to the Company’s Form 10-Q, dated August 11, 2008 (File No. 333-114041-07)).

4.13
U.S. Guaranty, dated June 9, 2008, among the domestic Guarantors party thereto and General Electric Capital Corporation, as Collateral Agent (incorporated by reference from Exhibit 4.8 to the Company’s Form 10-Q, dated August 11, 2008 (File No. 333-114041-07)).

4.14
Intellectual Property Security Agreement, dated June 9, 2008, among Ply Gem Industries, Inc., certain domestic Guarantors party thereto and General Electric Capital Corporation, as Collateral Agent (incorporated by reference from Exhibit 4.9 to the Company’s Form 10-Q, dated August 11, 2008 (File No. 333-114041-07)).

4.15
Canadian Security Agreement, dated June 9, 2008, by CWD Windows and Doors, Inc. in favor of General Electric Capital Corporation, as Collateral Agent (incorporated by reference from Exhibit 4.10 to the Company’s Form 10-Q, dated August 11, 2008 (File No. 333-114041-07)).

4.16
Intellectual Property Security Agreement, dated June 9, 2008, by CWD Windows and Doors, Inc. in favor of General Electric Capital Corporation, as Collateral Agent (incorporated by reference from Exhibit 4.11 to the Company’s Form 10-Q, dated August 11, 2008 (File No. 333-114041-07)).

10.1*
Amended and Restated Ply Gem Prime Holdings Phantom Stock Plan, dated as of February 24, 2006. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041-07)).

10.2*
Amendment to Ply Gem Prime Holdings Phantom Stock Plan, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.3*
Phantom Incentive Unit Award Agreement Amendment letter to Lynn Morstad, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.4*
Phantom Incentive Unit Award Agreement Amendment letter to Michael Haley, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.6 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.5*
Phantom Incentive Unit Award Agreement Amendment letter to Lee Meyer, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.6*
Phantom Incentive Unit Award Agreement Amendment letter to Mark Montgomery, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.7*	Ply Gem Prime Holdings 2004 Stock Option Plan, dated as of February 24, 2006. (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041-07)).

10.8*
Form of Incentive Stock Option Agreement for Ply Gem Prime Holdings, Inc. 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041-07)).

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

10.13*	Amended and Restated Retention Agreement with John Wayne, dated as of December 31, 2008.
10.14*	Amended and Restated Retention Agreement with Lynn Morstad, dated as of December 31, 2008.
10.15*	Amended and Restated Retention Agreement with Keith Pigues, dated as of December 31, 2008.
10.16*	Employment Agreement with Gary Robinette, dated as of August 14, 2006. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).
10.17*	Retention Bonus Award letter to Gary Robinette, dated as of November 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, dated November 10, 2008 (File No. 333-114041-07).
10.18*
Amended and Restated Retention Agreement with Shawn Poe, dated as of November 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, dated November 10, 2008 (File No. 333-114041-07)).

10.19*	Letter to Shawn Poe, dated as of February 11, 2009, regarding Renewal of Amended and Restated Retention Agreement.
18.1	Preferability letter from KPMG LLP.
21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-4 (File No. 333-153262)).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Management Agreement

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS PLY GEM HOLDINGS, INC. AND SUBSIDIARIES December 31, 2008 (In Thousands)

	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Addition Due to Pacific Windows Acquisition	Addition Due to Alenco and AHE Acquisitions	Uncollectible accounts written off, net of recoveries	Balance at End of Year
Year ended December 31, 2008
Allowance for doubtful accounts and sales allowances…………	$7,320	$3,091		$965	$-	$-	$(4,971)	$6,405

Year ended December 31, 2007
Allowance for doubtful accounts and sales allowances…………	$6,802	$1,864		$(1,351)	$1,541	$-	$(1,536)	$7,320

Year ended December 31, 2006
Allowance for doubtful accounts and sales allowances…………	$8,320	$1,016	$	(7)	$-	$1,179	$(3,706)	$6,802

See accompanying report of independent registered public accounting firm.