Form 10-Q
period 2009-05-14
PLY GEM HOLDINGS INC
filed 2009-05-19
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒ *

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 19, 2009, there were 100 shares of common stock, $0.01 par value, outstanding.

* The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  The filing is required, however, pursuant to the terms of the indenture governing Ply Gem Industries, Inc.’s 11.75% senior secured notes due 2013.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED APRIL 4, 2009

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations –
	Three months ended April 4, 2009 and March 29, 2008	2

	Condensed Consolidated Balance Sheets –
	April 4, 2009 and December 31, 2008	3

	Condensed Consolidated Statements of Cash Flows –
	Three months ended April 4, 2009 and March 29, 2008	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37

Item 4.	Controls and Procedures	38

PART II – OTHER INFORMATION

Item 1A	Risk Factors	39

Item 6.	Exhibits	39

Signatures		40

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	April 4,	March 29,
	2009	2008
	(Amounts in thousands)

Net sales	$182,751	$256,373
Costs and expenses:
Cost of products sold	169,691	225,881
Selling, general and administrative expenses	40,962	39,862
Amortization of intangible assets	4,906	4,914
Total costs and expenses	215,559	270,657
Operating loss	(32,808)	(14,284)
Foreign currency loss	(88)	(551)
Interest expense	(33,756)	(23,074)
Interest income	65	203
Loss before benefit for income taxes	(66,587)	(37,706)
Benefit for income taxes	(3,949)	(15,864)
Net loss	$(62,638)	$(21,842)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 4,	December 31,
	2009	2008
	(Amounts in thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$17,215	$58,289
Accounts receivable, less allowances of $6,877 and $6,405, respectively	106,409	90,527
Inventories:
Raw materials	44,821	53,060
Work in process	24,917	28,085
Finished goods	36,580	42,267
Total inventory	106,318	123,412
Prepaid expenses and other current assets	22,807	19,985
Deferred income taxes	-	13,924
Total current assets	252,749	306,137
Property and Equipment, at cost:
Land	3,709	3,709
Buildings and improvements	35,235	35,206
Machinery and equipment	255,523	253,290
Total property and equipment	294,467	292,205
Less accumulated depreciation	(131,060)	(122,194)
Total property and equipment, net	163,407	170,011
Other Assets:
Intangible assets, less accumulated amortization of $69,394 and $64,488,
respectively	188,698	193,604
Goodwill	390,685	390,779
Other	38,671	40,579
Total other assets	618,054	624,962
	$1,034,210	$1,101,110

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$48,090	$59,603
Accrued expenses and taxes	94,370	76,304
Total current liabilities	142,460	135,907
Deferred income taxes	4,395	25,412
Other long term liabilities	68,585	68,233
Long-term debt	1,124,433	1,114,186

Commitments and contingencies

Stockholder's Equity (Deficit):
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	209,919	209,908
Accumulated deficit	(509,631)	(446,993)
Accumulated other comprehensive loss	(5,951)	(5,543)
Total stockholder's deficit	(305,663)	(242,628)
	$1,034,210	$1,101,110

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	April 4,	March 29,
	2009	2008
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(62,638)	$(21,842)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	13,896	16,026
Non-cash interest expense, net	2,044	1,745
Loss on foreign currency transactions	88	551
(Gain) loss on sale of assets	(1)	323
Deferred income taxes	(7,056)	461
Changes in operating assets and liabilities:
Accounts receivable, net	(15,926)	(25,068)
Inventories	17,044	6,477
Prepaid expenses and other current assets	(2,817)	(3,374)
Accounts payable	(11,514)	11,910
Accrued expenses and taxes	20,465	(30,439)
Cash payments on restructuring liabilities	(1,926)	(1,919)
Other	(375)	21
Net cash used in operating activities	(48,716)	(45,128)
Cash flows from investing activities:
Capital expenditures	(2,446)	(4,681)
Proceeds from sale of assets	21	5,810
Other	-	(15)
Net cash (used in) provided by investing activities	(2,425)	1,114
Cash flows from financing activities:
Proceeds from revolver borrowings	10,000	15,000
Payments on long-term debt	-	(51)
Debt issuance costs paid	(26)	-
Equity repurchases	-	(126)
Net cash provided by financing activities	9,974	14,823
Impact of exchange rate movements on cash	93	(249)
Net decrease in cash and cash equivalents	(41,074)	(29,440)
Cash and cash equivalents at the beginning of the period	58,289	52,053
Cash and cash equivalents at the end of the period	$17,215	$22,613

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2008 Annual Report on Form 10-K.  In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2009 through April 4, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.

The accompanying financial statements include the Company’s consolidated results of operations and cash flows for the Company for the three month periods ended April 4, 2009 and March 29, 2008, and the consolidated financial position for the Company as of April 4, 2009 and December 31, 2008.

Ply Gem is a diversified manufacturer of residential and commercial building products, which are sold primarily in the United States and Canada, and include a wide variety of products for the residential and commercial construction, the do-it-yourself and the professional remodeling and renovation markets. The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States and Western Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home repair and remodeling and new home construction sectors.  Our sales are usually lower during the first and fourth quarters. As a result, the Company has historically had lower profits or losses in the first quarter, and reduced profits in the fourth quarter of each calendar year due to the weather.  Our results of operations for future quarters may be impacted by adverse weather conditions. Since a portion of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels.  In addition, the demand for cash to fund our working capital is greater from late in the fourth quarter through the first quarter.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence, unemployment, and availability of consumer credit.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Ply Gem Holdings, Inc. and its subsidiaries, all of which are wholly owned.  All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year with no effect on net loss or accumulated deficit.

Accounting Policies and Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  Such estimates include the allowance for doubtful accounts receivable, valuation reserve for inventories, warranty reserves, legal contingencies, assumptions used in the calculation of income taxes, and projected cash flows used in the goodwill and intangible asset impairment tests.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, as appropriate and are based on management’s best estimates and judgments.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency, and the depressed housing and remodeling market have combined to increase the uncertainty inherent in such estimates and assumptions.  If different conditions result from those assumptions used in the Company’s judgments, actual results could be materially different from the Company’s estimates.

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market. During the year ended December 31, 2008, the Company elected to conform its method of valuing its inventory to the FIFO method from the LIFO method for a portion of its inventory.  The change in accounting method occurred following the consolidation of the LIFO inventory into another location that uses the FIFO method of accounting.  The Company determined that the impact of this change on 2008 interim periods was not significant.

The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from estimates at the time such inventory is disposed or sold.   As of April 4, 2009, the Company had inventory purchase commitments of approximately $26.2 million.

Intangible Assets, Goodwill and other Long-lived Assets

The Company applies SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to its intangible and other long-lived assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets but does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets.

The Company’s acquisitions are accounted for under the purchase method of accounting pursuant to SFAS No. 141(R), “Business Combinations.”  Accordingly, the purchase price is allocated to the tangible assets and liabilities and intangible assets acquired based on their estimated fair values. The excess purchase price over the fair value is recorded as goodwill.  Identifiable intangible assets are valued separately and are amortized over their expected useful lives.

SFAS No. 142, “Goodwill and Other Intangible Assets” requires the Company to test goodwill for impairment on an annual basis and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. These assessments require the Company to estimate the fair value of its reporting units. If the Company determines that the fair value of its reporting units is less than the carrying amount, an impairment charge must be recognized against earnings for the difference between the estimated fair value of the goodwill of the reporting unit and its carrying value.  The Company has two reporting units- (Siding, Fencing, and Stone) and (Windows and Doors)- and therefore separate valuations are performed for each of the reporting units.  The reporting units are identical to the Company’s operating segments.

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

The Company assesses goodwill for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  The Company did not have a triggering event to evaluate goodwill impairment for the quarter ended April 4, 2009.  The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in goodwill impairments in future periods.

The reporting unit goodwill balances were as follows as of April 4, 2009 and December 31, 2008.

(amounts in thousands)
	April 4, 2009	December 31, 2008
Windows and Doors	$70,589	$70,683
Siding, Fencing, and Stone	320,096	320,096
	$390,685	$390,779

The change in goodwill during the first quarter of 2009 was due to currency translation adjustments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs, net of accumulated amortization, amounted to approximately $30.7 million and $32.5 million at April 4, 2009 and December 31, 2008, respectively, and have been recorded in other long term assets.

Foreign Currency

The Company’s Canadian subsidiary, CWD Windows and Doors, Inc. (“CWD”), utilizes the Canadian dollar as its functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at the end of the reporting periods.  Net sales and expenses are translated using average exchange rates in effect during the periods.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets.  A gain or loss resulting from fluctuations in the exchange rate may be recognized due to debt, denominated in US dollars, recorded by CWD.

For the three month periods ended April 4, 2009 and March 29, 2008, the Company recorded a loss from foreign currency transactions of approximately $0.1 million and $0.6 million, respectively.  As of April 4, 2009, and December 31, 2008, accumulated other comprehensive loss included a currency translation adjustment of approximately $1.0 million and $0.6 million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of the Siding, Fencing and Stone segment was approximately $10.4 million and $5.8 million at April 4, 2009 and December 31, 2008, respectively.  This customer accounted for approximately 10.2% of net sales for the three month period ended April 4, 2009 and 9.2% of net sales for the year ended December 31, 2008.

Fair Value Measurement

In the first quarter of 2008, the Company adopted SFAS No. 157, “Fair Value Measurements”  for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

(Amounts in Thousands)
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
		for Identical Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$-	$-	$-	$-
Liabilities:
Senior Subordinated Notes- 9%	$93,600	$93,600	-	-
Senior Secured Notes-11.75%	304,500	304,500	-	-
As of April 4, 2009	$398,100	$398,100	$-	$-

Assets:
Money market funds	$29,197	$29,197	$-	$-
Liabilities:
Senior Subordinated Notes- 9%	$86,400	$86,400	-	-
Senior Secured Notes-11.75%	378,000	378,000	-	-
As of December 31, 2008	$464,400	$464,400	$-	$-

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.

In accordance with Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”, the Company adopted application of SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009.  Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test.  Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”.  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair values as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”. Any acquisition related costs are to be expensed. The provisions of SFAS
No. 141(R) are effective for the Company’s fiscal year beginning January 1, 2009, and are to be applied prospectively. The impact to the Company from the adoption of SFAS 141(R) in 2009 will depend on acquisition activity after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The provisions of SFAS No. 160 are effective for the Company’s fiscal year beginning January 1, 2009, and are to be applied prospectively. The adoption of SFAS No. 160 did not impact the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Management is currently evaluating the impact, if any, this new standard may have on its balance sheet, results of operations, or cash flows.

In December 2008, the FASB issued FSP SFAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the Company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the new disclosure requirements in the 2009 annual reporting period.

In January 2009, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” became effective for the Company. SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how hedges affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have any impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”. FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The guidance is effective for financial statement purposes for interim and annual financial statements issued for fiscal periods ending after June 15, 2009. The Company will adopt the provisions of FSP FAS No. 157-4 effective April 5, 2009, which the Company does not expect to have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. The Company will adopt the disclosure requirements in the July 4, 2009 condensed consolidated financial statements.

2.  PURCHASE ACCOUNTING

United Stone Veneer Acquisition

On October 31, 2008, Ply Gem Industries completed the asset acquisition of United Stone Veneer, LLC (“USV”).  The Company accounted for the transaction as a purchase in accordance with the provisions of SFAS No. 141.  USV manufactures stone veneer enabling the Company to expand its building products offering across different areas and capitalize on this product growth opportunity.  The condensed consolidated financial statements include the operating results of USV for periods after October 31, 2008.  As a result of the USV acquisition, the Company changed the title of its “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone.”

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

3.  INTANGIBLE ASSETS

The table that follows presents the components of intangible assets as of April 4, 2009 and December 31, 2008:
	Average
	Amortization
	Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
		(Amounts in thousands)
As of April 4, 2009
Patents	14	$12,770	$(4,769)	$8,001
Trademarks/Tradenames	15	85,644	(17,052)	68,592
Customer relationships	13	158,158	(46,949)	111,209
Other	4	1,520	(624)	896
Total intangible assets		$258,092	$(69,394)	$188,698

As of December 31, 2008
Patents	14	$12,770	$(4,533)	$8,237
Trademarks/Tradenames	15	85,644	(15,578)	70,066
Customer relationships	13	158,158	(43,850)	114,308
Other	4	1,520	(527)	993
Total intangible assets		$258,092	$(64,488)	$193,604

Amortization expense for the remainder of 2009 and for fiscal years 2010, 2011, 2012, and 2013 is estimated to be approximately $14.8 million, $19.5 million, $19.1 million, $19.1 million, and $19.1 million, respectively.

4.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

	Three Months Ended
	April 4, 2009	March 29, 2008
	(Amounts in thousands)

Net loss	$(62,638)	$(21,842)
Foreign currency translation adjustment	(407)	(1,173)

Comprehensive loss	$(63,045)	$(23,015)

5.  LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at April 4, 2009 and December 31, 2008 consists of the following:

	April 4, 2009	December 31, 2008
	(Amounts in thousands)

Senior secured asset based revolving credit facility	$70,000	$60,000
Senior subordinated notes due 2012, net of unamortized premium of $136 and $146	360,136	360,146
Senior secured notes due 2013, net of unamortized discount of $5,703 and $5,960	694,297	694,040
	$1,124,433	$1,114,186

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

The Senior Secured Notes and the related guarantees are secured on a first-priority lien basis by substantially all of the assets (other than the assets securing the Company's obligations under the senior secured asset-based revolving credit facility, or ABL Facility, which consist primarily of accounts receivable and inventory) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the ABL Facility.

In addition, the Company’s stock ownership in its subsidiaries collateralizes the Senior Secured Notes to the extent that such equity interests and other securities can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act of 1933 requiring separate financial statements of such subsidiary to be filed with the SEC.  As of April 4, 2009, no subsidiary’s stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

Senior Secured Asset Based Revolving Credit Facility

Concurrently with the Senior Secured Notes offering, Ply Gem Industries, the Company and the subsidiaries of Ply Gem Industries entered into a new senior secured asset-based revolving credit facility (the “ABL Facility”).  The ABL Facility provides for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and United States dollars.  However, the ABL Facility will mature on October 15, 2011 if Ply Gem Industries’ Senior Subordinated Notes are not refinanced by such date.  In addition, the ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  The Company had borrowings of $70.0 million outstanding under the ABL Facility as of April 4, 2009.

As of April 4, 2009, Ply Gem Industries had approximately $73.1 million of contractual availability and approximately $43.8 million of borrowing base availability under the ABL Facility, reflecting $70.0 million of borrowings outstanding under the ABL Facility and approximately $6.9 million of letters of credit issued under the ABL Facility.

The interest rates applicable to loans under our ABL Facility are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of April 4, 2009, the Company’s interest rate on the ABL Facility was approximately 4.4%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1:1.0 if the Company’s borrowings under the ABL Facility exceed 85% of the $150.0 million commitment or $127.5 million.

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

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August of 2004 in connection with the MW acquisition, Ply Gem Industries issued an additional $135.0 million of Senior Subordinated Notes, (the "Senior Subordinated Notes" for $360.0 million) which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding and its subsidiaries.  Ply Gem Industries pays interest semi-annually on February 15 and August 15 of each year.  See Note 13 for related party transaction related to the Senior Subordinated Notes.

On March 20, 2009, Ply Gem Industries commenced a consent solicitation to amend the indenture governing the Senior Subordinated Notes.  On March 24, 2009, after receipt of the requisite consents, Ply Gem Industries entered into a Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”) among Ply Gem Industries, the Company, the other guarantors party thereto and U.S. Bank National Association, as trustee, containing the amendments to the indenture.  The Fifth Supplemental Indenture eliminated substantially all of the restrictive covenants of the indenture governing the Senior Subordinated Notes, including, among other things, the limitation on indebtedness, the change of control put provisions, the limitation on restricted payments, the limitation on liens, the limitation on asset sales, the limitation on transactions with affiliates, the limitation on dividends and other restrictions affecting restricted subsidiaries, the limitation on layering indebtedness and the limitation on the issuance or sale of equity interests in restricted subsidiaries.  The Fifth Supplemental Indenture also eliminated certain events of default in the indenture governing the Senior Subordinated Notes.  The amendments contained in the Fifth Supplemental Indenture became operative upon completion of the purchase of a specified amount of the Senior Subordinated Notes by certain affiliates of the Company’s controlling stockholder.  In connection with this debt modification, the Company incurred third-party fees of approximately $1.3 million for the period ended April 4, 2009 which has been expensed within interest expense in the condensed consolidated statement of operations.

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

The following table summarizes the Company’s long-term debt maturities due in each twelve month period  after April 4, 2009:
(Amounts in thousands)
April 3, 2010	$-
April 2, 2011	-
March 31, 2012	360,136
March 30, 2013	-
March 29, 2014 and thereafter	764,297
$1,124,433

The ABL facility of $70.0 million has been included in the twelve month period ending March 29, 2014 as this represents the contractual maturity date assuming the Senior Subordinated Notes are refinanced by 2011.

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan.

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the three months ended April 4, 2009	For the three months ended March 29, 2008
	(Amounts in thousands)

Service cost	$44	$48
Interest cost	500	506
Expected return on plan assets	(366)	(550)
Amortization of loss	126	-
Net periodic expense	$304	$4

7.  COMMITMENTS AND CONTINGENCIES

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $7.7 million and $7.8 million at April 4, 2009 and December 31, 2008, respectively.  The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries.  As of April 4, 2009 and December 31, 2008, the Company has recorded liabilities in relation to these indemnifications of approximately $2.7 million and $2.7 million, respectively, in current liabilities and $5.0 million and $5.1 million, respectively, in long-term liabilities, consisting of the following:

	(Amounts in thousands)
	April 4, 2009	December 31, 2008
Product claim liabilities	$3,634	$3,718
Multiemployer pension plan withdrawal liability	3,442	3,492
Other	580	584
	$7,656	$7,794

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale, which is recorded in accrued expenses and other long-term liabilities.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of April 4, 2009 and December 31, 2008, warranty liabilities of approximately $12.2 million and $12.1 million, respectively, have been recorded in current liabilities and approximately $32.3 million and $33.6 million, respectively, have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:
	For the three months ended April 4, 2009	For the three months ended March 29, 2008
	(Amounts in thousands)
Balance, beginning of period	$45,653	$49,899
Warranty expense provided during period	832	977
Settlements made during period	(1,987)	(2,023)
Balance, end of period	$44,498	$48,853

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

8.  ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at April 4, 2009 and December 31, 2008:

	April 4, 2009	December 31, 2008
	(Amounts in thousands)

Insurance	$5,277	$5,169
Employee compensation and benefits	8,964	6,705
Sales and marketing	13,683	18,023
Product warranty	12,165	12,069
Short-term product claim liability	2,321	2,321
Accrued freight	1,427	748
Interest	30,080	17,238
Accrued severance	463	471
Accrued pension	1,810	1,810
Accrued deferred compensation	1,886	1,886
Accrued taxes	5,978	1,188
Other	10,316	8,676
	$94,370	$76,304

Other long-term liabilities consist of the following at April 4 2009 and December 31, 2008:

	April 4, 2009	December 31, 2008
	(Amounts in thousands)

Insurance	$3,483	$3,697
Pension liabilities	11,211	10,744
Multiemployer pension withdrawal liability	3,442	3,492
Product warranty	32,333	33,584
Long-term product claim liability	1,313	1,396
Long-term deferred compensation	3,549	3,416
Liabilities for tax uncertainties	9,120	7,806
Other	4,134	4,098
	$68,585	$68,233

Accrued severance for the three months ended April 4, 2009 includes approximately $443,000 related to restructuring activities (see Note 9), and approximately $20,000 related to other austerity initiatives.

9.   RESTRUCTURING

In September 2008, the Company commenced its plan to move certain metal production from its Valencia, Pennsylvania facility to its Sidney, Ohio facility.  The Valencia facility remained open on a reduced production schedule, primarily performing contract coating for third parties.  Total costs are expected to be approximately $2.2 million. Termination benefits costs are expected to be approximately $0.8 million, contract termination costs are expected to be approximately $0.2 million and other restructuring costs are expected to be $1.2 million.

In November 2008, the Company announced the closure of its Hammonton, New Jersey and Phoenix, Arizona window and door manufacturing facilities.  During December 2008, production began to shift to other locations and production ceased at Hammonton and Phoenix during 2009.  By shifting production to other facilities within the Company, the closures will reduce costs and increase operating efficiencies.  Total costs are expected to be approximately $6.3 million, including approximately $1.1 million for personnel-related costs and approximately $5.2 million in other facilities-related costs, which include approximately $4.8 million in lease costs.

On April 2, 2009, the Company announced that it would consolidate production across several of its manufacturing facilities improving the Company’s overall operating efficiency.  The Company’s plans include shifting the majority of the production from its Kearney, Missouri facility to its other three vinyl siding manufacturing facilities.  The Company plans to continue to operate the Kearney facility on a limited basis until the housing market recovers.  The Company also plans to close its Tupelo, Mississippi window and door manufacturing facility.  In addition, the Company will consolidate all the vinyl lineal production of its Rocky Mount, Virginia facility and realign production of its west coast window and door facilities at Sacramento, California and Auburn, Washington to better serve customers and improve overall operating efficiency. In connection with the April 2, 2009 announcement, the Company expects to incur pre-tax exit and restructuring costs, all of which will be cash charges, of approximately $3.1 million, including approximately $1.3 million for personnel-related costs, approximately $0.5 million for contract termination costs, and approximately $1.3 million in other facilities-related costs.  There was no restructuring activity recorded in the condensed consolidated statement of operations or balance sheets as of and for the period ended April 4, 2009 for Kearney, Tupelo, and Auburn.

The following table summarizes the Company’s restructuring activity for period ended April 4, 2009:

(amounts in thousands)	Accrued as of	Adjustments	Cash payments	Expensed	Accrued as of
	December 31, 2008	During 2009	During 2009	During 2009	April 4, 2009
Valencia, PA
Severance costs	$243	$-	$(359)	$116	$-
Equipment removal and other	-	-	(618)	618	-
	$243	$-	$(977)	$734	$-

Hammonton, NJ
Severance costs	$217	$-	$(462)	$688	$443
Other termination benefits	-	136	(59)	-	77
Equipment removal and other	-	-	(63)	63	-
	$217	$136	$(584)	$751	$520

Phoenix, AZ
Severance costs	$11	$-	$(43)	$32	$-
Other termination benefits	-	23	(16)	-	7
Contract terminations	-	-	(122)	1,597	1,475
Equipment removal and other	-	-	(184)	184	-
	$11	$23	$(365)	$1,813	$1,482

For the three months ended April 4, 2009, the Company incurred restructuring costs of approximately $3.3 million.  Approximately $0.7 million were recorded in selling, general and administrative expenses in the Siding, Fencing and Stone segment and approximately $2.6 million were recorded in selling, general and administrative expenses in the Windows and Doors segment.

10.   INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period in which the rate change occurs.  A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, Inc., Ply Gem Industries, Inc. and its subsidiaries.  The existing tax sharing agreement between Ply Gem Holdings and Ply Gem Investment Holdings, Inc., under which tax liabilities for each respective party are computed on a stand-alone basis, was amended during 2006 to include Ply Gem Prime Holdings, Inc.  U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  CWD Windows and Doors files separate Canadian income tax returns.

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods-an interpretation of APB Opinion No. 28”.  In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax loss, the Company includes certain items treated as discrete events to arrive at an estimated overall tax amount.  During the quarter ended April 4, 2009, the Company’s estimated effective income tax rate was approximately 4.9% which varied from the statutory rate primarily due to disallowed related party interest, state tax expense, and an increase in the valuation allowance.  A valuation allowance has been provided against deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  The Company currently has goodwill of approximately $13.3 million that is not amortized and in a deferred tax liability position as of April 4, 2009.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.  During the quarter ended April 4, 2009, the Company’s valuation allowance increased approximately $19.5 million.

During the quarter ended April 4, 2009, affiliates of the Company's controlling stockholder purchased a majority of the Senior Subordinated Notes.  The Company determined that approximately $95.7 million would be considered cancellation of indebtedness (“COD”) income for the quarter ended April 4, 2009 as the acquiring party was deemed a related party for tax purposes.  The Company is in process of evaluating the tax implications associated with this transaction and their effect on the annual tax provision given the Company’s tax planning strategies.  Adjustments to income tax expense, operating loss carryforwards, and valuation allowances may be recorded in future periods as a result.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”).  Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of COD income arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010.  The COD income can be deferred for five years and then included in taxable income ratably over the next five years.  The Company does not currently plan to defer the COD income on the related party transaction.

During the quarter ended April 4, 2009, the Company also filed an amended federal income tax return for the year ended December 31, 2005 adjusting net operating loss limitations.  As a result, the Company recorded this income tax benefit as an income tax receivable of approximately $4.1 million as of April 4, 2009 which has been recorded in prepaid expense and other current assets in the condensed consolidated balance sheets.  During the quarter ended March 29, 2008, the Company’s effective tax rate was 40.3% which was consistent with the Company’s expectations for the full fiscal year.

Despite our belief that our tax return positions are consistent with applicable tax laws, the Company believes that certain positions may be challenged by taxing authorities.  Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences.  The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. During the year ending December 31, 2009, it is reasonably possible the Company may reverse approximately $6.1 million of tax contingency reserves primarily related to additional federal and state taxes that have expiring statutes of limitations.  The Company is not currently under audit with the Internal Revenue Service.

 11.  STOCK-BASED COMPENSATION

Stock Option Plan

A summary of changes in stock options outstanding as of April 4, 2009 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2009	314,694	$48.79	7.83
Granted	-	-	-
Forfeited or expired	-	-	-
Balance at April 4, 2009	314,694	$48.79	7.57

As of April 4, 2009, 51,994 options have vested.  At April 4, 2009, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.58 years.

Other Share-Based Compensation

Upon completion of  the acquisition of Ply Gem, the acquisition of MW and the acquisition of AWC Holding Company and its subsidiaries (collectively, “Alenco”), certain members of management made a cash contribution to Ply Gem Prime Holdings, Inc. in exchange for shares of Ply Gem Prime Holdings, Inc.’s common stock.

A summary of the changes in Ply Gem Prime Holdings, Inc.’s common stock shares as of April 4, 2009 is presented below.
Common Stock Shares Owned by Management
Balance at January 1, 2009	642,895
Shares issued	-
Shares repurchased	-
Balance at April 4, 2009	642,895

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

The Company has two reportable segments: 1) Siding, Fencing, and Stone, and 2) Windows and Doors.  Prior to the acquisition of USV on October 31, 2008, the Siding, Fencing, and Stone segment was titled Siding, Fencing, and Railing and did not include USV.

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

Following is a summary of the Company’s segment information.

	Three months ended
	April 4, 2009	March 29, 2008
	(Amounts in thousands)
Net Sales
Siding, Fencing, and Stone	$108,460	$147,060
Windows and Doors	74,291	109,313
	$182,751	$256,373

Operating Earnings (loss)
Siding, Fencing, and Stone	$(7,517)	$(4,186)
Windows and Doors	(21,682)	(7,605)
Unallocated	(3,609)	(2,493)
	$(32,808)	$(14,284)

	As of	As of
	April 4, 2009	December 31, 2008
Total assets
Siding, Fencing, and Stone	$641,003	$652,560
Windows and Doors	336,312	357,151
Unallocated	56,895	91,399
	$1,034,210	$1,101,110

13.  RELATED PARTY TRANSACTIONS

The Company has entered into two advisory agreements with an affiliate of CI Capital Partners LLC, formerly Caxton-Iseman Capital, LLC (the “Caxton-Iseman Party”), which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”.  The Caxton-Iseman party provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.7 million and $0.1 million within selling, general, and administrative expenses for the three month periods ended April 4, 2009 and March 29, 2008, respectively.

During March 2009, certain affiliates of the Company’s controlling stockholder purchased a majority of the outstanding Senior Subordinated Notes.  The Notes are outstanding as of April 4, 2009 and have been included within long-term debt on the condensed consolidated balance sheet.

14.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes and Senior Subordinated Notes were both issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of April 4, 2009 and December 31, 2008 and for the three month periods ended April 4, 2009 and March 29, 2008.  The non-guarantor information presented represents CWD, our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended April 4, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$173,623	$9,128	$-	$182,751
Costs and expenses:
Cost of products sold	-	-	162,592	7,099	-	169,691
Selling, general and
administrative expenses	-	3,609	34,747	2,606	-	40,962
Intercompany administrative
charges	-	-	1,737	-	(1,737)	-
Amortization of intangible assets	-	-	4,906	-	-	4,906
Total costs and expenses	-	3,609	203,982	9,705	(1,737)	215,559
Operating loss	-	(3,609)	(30,359)	(577)	1,737	(32,808)
Foreign currency loss	-	-	-	(88)	-	(88)
Intercompany interest	-	30,351	(29,842)	(509)	-	-
Interest expense	-	(33,756)	-	-	-	(33,756)
Interest income	-	9	55	1	-	65
Intercompany administrative income	-	1,737	-	-	(1,737)	-
Loss before equity in
subsidiaries' loss	-	(5,268)	(60,146)	(1,173)	-	(66,587)
Equity in subsidiaries' loss	(62,638)	(57,682)	-	-	120,320	-
Loss before benefit for
income taxes	(62,638)	(62,950)	(60,146)	(1,173)	120,320	(66,587)
Benefit for income taxes	-	(312)	(3,316)	(321)	-	(3,949)
Net loss	$(62,638)	$(62,638)	$(56,830)	$(852)	$120,320	$(62,638)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(407)	-	(407)
Total comprehensive loss	$(62,638)	$(62,638)	$(56,830)	$(1,259)	$120,320	$(63,045)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 29, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$236,696	$19,677	$-	$256,373
Costs and expenses:
Cost of products sold	-	-	212,291	13,590	-	225,881
Selling, general and
administrative expenses	-	2,493	33,419	3,950	-	39,862
Intercompany administrative
charges	-	-	2,368	-	(2,368)	-
Amortization of intangible assets	-	-	4,914	-	-	4,914
Total costs and expenses	-	2,493	252,992	17,540	(2,368)	270,657
Operating earnings (loss)	-	(2,493)	(16,296)	2,137	2,368	(14,284)
Foreign currency loss	-	-	-	(551)	-	(551)
Intercompany interest	-	22,158	(22,158)	-	-	-
Interest expense	-	(22,689)	16	(401)	-	(23,074)
Interest income	-	161	3	39	-	203
Intercompany administrative income	-	2,368	-	-	(2,368)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(495)	(38,435)	1,224	-	(37,706)
Equity in subsidiaries' income (loss)	(21,842)	(21,555)	-	-	43,397	-
Income (loss) before benefit for
income taxes	(21,842)	(22,050)	(38,435)	1,224	43,397	(37,706)
Provision (benefit) for income taxes	-	(208)	(16,060)	404	-	(15,864)
Net income (loss)	$(21,842)	$(21,842)	$(22,375)	$820	$43,397	$(21,842)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(1,173)	-	(1,173)
Total comprehensive loss	$(21,842)	$(21,842)	$(22,375)	$(353)	$43,397	$(23,015)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of April 4, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$13,704	$783	$2,728	$-	$17,215
Accounts receivable, net	-	-	101,661	4,748	-	106,409
Inventories:
Raw materials	-	-	41,259	3,562	-	44,821
Work in process	-	-	23,973	944	-	24,917
Finished goods	-	-	34,967	1,613	-	36,580
Total inventory	-	-	100,199	6,119	-	106,318
Prepaid expenses and other
current assets	-	3,770	17,356	1,681	-	22,807
Deferred income taxes	-	-	-	-	-	-
Total current assets	-	17,474	219,999	15,276	-	252,749
Investments in subsidiaries	(305,663)	(290,918)	-	-	596,581	-
Property and Equipment, at cost:
Land	-	-	3,567	142	-	3,709
Buildings and improvements	-	-	34,406	829	-	35,235
Machinery and equipment	-	1,356	248,395	5,772	-	255,523
	-	1,356	286,368	6,743	-	294,467
Less accumulated depreciation	-	(299)	(128,134)	(2,627)	-	(131,060)
Total property and equipment, net	-	1,057	158,234	4,116	-	163,407
Other Assets:
Intangible assets, net	-	-	188,698	-	-	188,698
Goodwill	-	-	381,852	8,833	-	390,685
Intercompany note receivable	-	1,104,260	-	-	(1,104,260)	-
Other	-	38,364	307	-	-	38,671
Total other assets	-	1,142,624	570,857	8,833	(1,104,260)	618,054
	$(305,663)	$870,237	$949,090	$28,225	$(507,679)	$1,034,210

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$1,326	$44,527	$2,237	$-	$48,090
Accrued expenses and taxes	-	36,832	56,925	613	-	94,370
Total current liabilities	-	38,158	101,452	2,850	-	142,460
Deferred income taxes	-	-	1,773	2,622	-	4,395
Intercompany note payable	-	-	1,088,998	15,262	(1,104,260)	-
Other long term liabilities	-	13,309	54,375	901	-	68,585
Long-term debt, less current
maturities	-	1,124,433	-	-	-	1,124,433
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,919	209,919	188,876	(385)	(398,410)	209,919
Retained earnings (accumulated deficit)	(509,631)	(509,631)	(486,384)	7,986	988,029	(509,631)
Accumulated other
comprehensive loss	(5,951)	(5,951)	-	(1,011)	6,962	(5,951)
	$(305,663)	$870,237	$949,090	$28,225	$(507,679)	$1,034,210

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$46,181	$4,490	$7,618	$-	$58,289
Accounts receivable, net	-	-	83,537	6,990	-	90,527
Inventories:
Raw materials	-	-	49,448	3,612	-	53,060
Work in process	-	-	27,137	948	-	28,085
Finished goods	-	-	40,133	2,134	-	42,267
Total inventory	-	-	116,718	6,694	-	123,412
Prepaid expenses and other
current assets	-	3,956	15,559	470	-	19,985
Deferred income taxes	-	-	13,924	-	-	13,924
Total current assets	-	50,137	234,228	21,772	-	306,137
Investments in subsidiaries	(242,628)	(289,731)	-	-	532,359	-
Property and Equipment, at cost:
Land	-	-	3,565	144	-	3,709
Buildings and improvements	-	-	34,378	828	-	35,206
Machinery and equipment	-	1,246	246,211	5,833	-	253,290
	-	1,246	284,154	6,805	-	292,205
Less accumulated depreciation	-	(257)	(119,426)	(2,511)	-	(122,194)
Total property and equipment, net	-	989	164,728	4,294	-	170,011
Other Assets:
Intangible assets, net	-	-	193,604	-	-	193,604
Goodwill	-	-	381,854	8,925	-	390,779
Intercompany note receivable	-	1,107,260	-	-	(1,107,260)	-
Other	-	40,273	306	-	-	40,579
Total other assets	-	1,147,533	575,764	8,925	(1,107,260)	624,962
	$(242,628)	$908,928	$974,720	$34,991	$(574,901)	$1,101,110

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$1,070	$55,304	$3,229	$-	$59,603
Accrued expenses and taxes	-	24,600	49,795	1,909	-	76,304
Total current liabilities	-	25,670	105,099	5,138	-	135,907
Deferred income taxes	-	-	22,469	2,943	-	25,412
Intercompany note payable	-	-	1,088,999	18,261	(1,107,260)	-
Other long term liabilities	-	11,700	55,623	910	-	68,233
Long-term debt, less current
maturities	-	1,114,186	-	-	-	1,114,186
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,908	209,908	132,084	(497)	(341,495)	209,908
Retained earnings (accumulated deficit)	(446,993)	(446,993)	(429,554)	8,838	867,709	(446,993)
Accumulated other
comprehensive loss	(5,543)	(5,543)	-	(602)	6,145	(5,543)
	$(242,628)	$908,928	$974,720	$34,991	$(574,901)	$1,101,110

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 4, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net loss	$(62,638)	$(62,638)	$(56,830)	$(852)	$120,320	$(62,638)
Adjustments to reconcile net
loss to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	43	13,683	170	-	13,896
Non-cash interest expense, net	-	2,044	-	-	-	2,044
Loss on foreign currency transactions	-	-	-	88	-	88
Gain on sale of assets	-	-	(1)	-	-	(1)
Deferred income taxes	-	-	(7,056)	-	-	(7,056)
Equity in subsidiaries' net income (loss)	62,638	57,682	-	-	(120,320)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(18,124)	2,198	-	(15,926)
Inventories	-	-	16,519	525	-	17,044
Prepaid expenses and other
current assets	-	184	(1,800)	(1,201)	-	(2,817)
Accounts payable	-	256	(10,696)	(1,074)	-	(11,514)
Accrued expenses and taxes	-	13,979	7,932	(1,446)	-	20,465
Cash payments on restructuring liabilities	-	-	(1,926)	-	-	(1,926)
Other	-	11	(31)	(355)	-	(375)
Net cash provided by (used in)
operating activities	-	11,561	(58,330)	(1,947)	-	(48,716)
Cash flows from investing
activities:
Capital expenditures	-	(109)	(2,301)	(36)	-	(2,446)
Proceeds from sale of assets	-	-	21	-	-	21
Other	-	-	-	-	-	-
Net cash used in
investing activities	-	(109)	(2,280)	(36)	-	(2,425)
Cash flows from financing
activities:
Proceeds from revolver borrowings	-	10,000	-	-	-	10,000
Proceeds from intercompany						-
investment	-	(53,903)	56,903	(3,000)	-	-
Debt issuance costs paid	-	(26)	-	-	-	(26)
Net cash provided by (used in)
financing activities	-	(43,929)	56,903	(3,000)	-	9,974
Impact of exchange rate movement
on cash	-	-	-	93	-	93
Net decrease in cash
and cash equivalents	-	(32,477)	(3,707)	(4,890)	-	(41,074)
Cash and cash equivalents at the
beginning of the period	-	46,181	4,490	7,618	-	58,289
Cash and cash equivalents at the end
of the period	$-	$13,704	$783	$2,728	$-	$17,215

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 29, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income (loss)	$(21,842)	$(21,842)	$(22,375)	$820	$43,397	$(21,842)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	10	15,816	200	-	16,026
Non-cash interest expense, net	-	1,745	-	-	-	1,745
Loss on foreign currency transactions	-	-	-	551	-	551
Loss on sale of assets	-	-	323	-	-	323
Deferred income taxes	-	-	316	145	-	461
Equity in subsidiaries' net income (loss)	21,842	21,555	-	-	(43,397)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(24,965)	(103)	-	(25,068)
Inventories	-	-	6,280	197	-	6,477
Prepaid expenses and other
current assets	-	(175)	(3,214)	15	-	(3,374)
Accounts payable	-	(6)	12,944	(1,028)	-	11,910
Accrued expenses and taxes	-	2,713	(29,351)	(3,801)	-	(30,439)
Cash payments on restructuring liabilities	-	-	(1,919)	-	-	(1,919)
Other	-	(1)	9	13	-	21
Net cash provided by (used in)
operating activities	-	3,999	(46,136)	(2,991)	-	(45,128)
Cash flows from investing
activities:
Capital expenditures	-	(100)	(4,525)	(56)	-	(4,681)
Proceeds from sale of assets	-	5,810	-	-	-	5,810
Acquisitions, net of cash acquired	-	(15)	-	-	-	(15)
Net cash provided by (used in)
investing activities	-	5,695	(4,525)	(56)	-	1,114
Cash flows from financing
activities:
Proceeds from revolver borrowings	-	15,000	-	-	-	15,000
Proceeds from intercompany						-
investment	-	(50,750)	50,750	-	-	-
Payments on long-term debt	-	-	-	(51)	-	(51)
Equity repurchases	-	(126)	-	-	-	(126)
Net cash provided by (used in)
financing activities	-	(35,876)	50,750	(51)	-	14,823
Impact of exchange rate movement
on cash	-	-	-	(249)	-	(249)
Net increase (decrease) in cash
and cash equivalents	-	(26,182)	89	(3,347)	-	(29,440)
Cash and cash equivalents at the
beginning of the period	-	40,446	5,423	6,184	-	52,053
Cash and cash equivalents at the end
of the period	$-	$14,264	$5,512	$2,837	$-	$22,613

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

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries’ ABL Facility place restrictions on its ability to pay dividends and otherwise transfer assets to us.  Further, the terms of the indenture governing Ply Gem Industries' Senior Secured Notes places restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

PVC resin and aluminum are major components in the production of our products and changes in PVC resin and aluminum prices have a direct impact on our cost of products sold.  Historically, we have been able to pass on the price increases to our customers.  The results of operations for individual quarters can be negatively impacted by a delay between the time of raw material cost increases and price increases that we implement in our products, or conversely can be positively impacted by a delay between the time of a raw material price decrease and competitive pricing moves that we implement accordingly.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses, or “SG&A expenses,” includes all non-product related operating expenses, including selling, marketing, research and development costs, information technology and other general and administrative expenses.

Operating earnings (loss).  Operating earnings (losses) represents net sales less cost of products sold, SG&A expenses and amortization of intangible assets.

Comparability.   All periods after the USV acquisition in October 2008 include the results of operations of USV.  As a result, the three month period ended April 4, 2009 will not be directly comparable to the three month period ended March 29, 2008.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2008 and Note 1 to our condensed consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations included in this report.

	Three months ended
	April 4, 2009	March 29, 2008
	(unaudited)	(unaudited)
Net Sales
Siding, Fencing, and Stone	$108,460	$147,060
Windows and Doors	74,291	109,313
Operating loss
Siding, Fencing, and Stone	(7,517)	(4,186)
Windows and Doors	(21,682)	(7,605)
Unallocated	(3,609)	(2,493)
Foreign currency loss
Windows and Doors	(88)	(551)
Interest expense, net
Siding, Fencing, and Stone	55	16
Windows and Doors	1	(359)
Unallocated	(33,747)	(22,528)
Income tax benefit
Unallocated	3,949	15,864

Net loss	(62,638)	(21,842)

The Company’s business is seasonal and the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

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

Siding, Fencing and Stone Segment

	For the three months ended
(dollars in thousands)	April 4, 2009		March 29, 2008
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$108,460	100%	$147,060	100%
Cost of products sold	95,475	88.0%	130,538	88.8%
Gross profit	12,985	12.0%	16,522	11.2%
SG&A expenses	18,372	16.9%	18,571	12.6%
Amortization of intangible assets	2,130	2.0%	2,137	1.5%
Operating loss	$(7,517)	-6.9%	$(4,186)	-2.8%

Net Sales

Net sales for the three months ended April 4, 2009 decreased compared to the same period in 2008 by approximately $38.6 million, or 26.2%.  The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts, which negatively impacted the new construction sector and overall softness in repair and remodeling expenditures.  These market conditions negatively impacted demand for our products.  According to the National Association of Home Builders (“NAHB”), first quarter 2009 single family housing starts are estimated to show a decline of approximately 64.2% from actual levels achieved in the first quarter of 2008.  Additionally, according to the NAHB’s April 2009 forecast, single family housing starts are expected to decline in 2009 by 41.4% as compared to their full year 2008 estimate.  The decrease in net sales resulting from industry wide market demand declines was partially offset by market share gains from sales to new customers, expanded sales to existing customers from additional products, sales in new geographical regions, and sales from United Stone Veneer, which was acquired in October 2008.

Cost of Products Sold

Cost of products sold for the three months ended April 4, 2009 decreased compared to the same period in 2008 by approximately $35.1 million, or 26.9%.  The decrease in cost of products sold coincided with the lower sales discussed previously. Gross profit percentage improved from 11.2% in the first fiscal quarter of 2008 to 12.0% for the three months ended April 4, 2009.  The improvement in gross profit percentage resulted from management’s initiatives to reduce fixed expenses, which included the February 2008 closure of the Denison, Texas vinyl siding plant and the consolidation of our metal accessory production from our Valencia, Pennsylvania facility into our Sidney, Ohio facility which occurred during the later part of 2008 and early 2009. In addition, material costs and freight expense were lower during the first three months of 2009 as compared to 2008, but were partially offset by lower selling prices. The improvement in gross profit that resulted from management’s initiatives was partially offset by initial costs that were incurred with new customers that resulted from the buy-back, or lift out, of our competitor’s product on the initial stocking orders with these customers.

Selling, general and administrative expenses

SG&A expenses for the three months ended April 4, 2009 decreased by approximately $0.2 million, or 1.1%, from the same period in 2008. The decrease in SG&A expense was due to lower administrative and other fixed expenses that have been reduced in light of current market conditions, as well as a decrease in restructuring expense of approximately $1.0 million. The Company incurred restructuring and reorganization expenses of approximately $1.2 million and $2.2 million in the first three months of 2009 and 2008, respectively. These reductions in administrative expenses and restructuring expenses were largely offset by higher marketing expenses related to brand conversion from Alcoa Home Exteriors to Mastic Home Exteriors, as well as, SG&A expenses associated with United Stone Veneer, which was acquired in October 2008.

Amortization of intangible assets

Amortization expense for the three months ended April 4, 2009 was consistent with the same period in 2008.

Windows and Doors Segment

	For the three months ended
(dollars in thousands)	April 4, 2009		March 29, 2008
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$74,291	100%	$109,313	100%
Cost of products sold	74,216	99.9%	95,343	87.2%
Gross profit	75	0.1%	13,970	12.8%
SG&A expenses	18,981	25.5%	18,798	17.2%
Amortization of intangible assets	2,776	3.7%	2,777	2.5%
Operating loss	$(21,682)	29.2%	$(7,605)	-7.0%
Currency transaction loss	$(88)	-0.1%	$(551)	-0.5%

Net Sales

Net sales for the three months ended April 4, 2009 decreased compared to the same period in 2008 by approximately $35.0 million, or 32.0%. The decrease was due to lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as discussed previously, as well as lower demand for our repair and remodeling windows which declined due to a slowdown in the remodeling and replacement activity across the United States.  The decrease in net sales that resulted from industry wide market demand declines was partially offset by market share gains from sales to new customers, expanded sales to existing customers from additional products, and sales in new geographical regions.

Cost of Products Sold

Cost of products sold for the three months ended April 4, 2009 decreased by approximately $21.1 million, or 22.2%, over the same period in 2008.  The decrease in costs of products was due to lower sales as discussed previously. Gross profit percentage decreased from 12.8% in 2008 to 0.1% in 2009.  The decrease in gross profit percentage was primarily driven by fixed manufacturing costs that were not reduced in proportion to lower sales.  In response to lower market demand, the Company announced that it would close its Hammonton, New Jersey and Phoenix, Arizona window plants in the first quarter of 2009.  In addition, the Company announced that it would close its Tupelo, Mississippi window and door plant, and realign production within its three west coast window plants during 2009.  The closure of the three window plants and realignment of window production on the west coast are intended to lower operating costs and improve future gross profit performance in light of the current housing market.

Selling, general and administrative expenses

SG&A expenses for the three months ended April 4, 2009 increased by approximately $0.2 million, or 1.0%, over the same period in 2008. The increase in SG&A expense was due to higher restructuring expense of approximately $1.7 million related to the closure of our Hammonton, New Jersey and Phoenix, Arizona window and door manufacturing facilities which was announced during the fourth quarter of 2008. The Company incurred restructuring and reorganization expenses of approximately $2.7 million and $1.0 million in the first three months of 2009 and 2008 respectively.  The increase in SG&A expense that resulted from restructuring expense was partially offset by lower administrative and other fixed expenses that have been reduced in light of current market conditions.  Additionally, certain general and administrative expenses have been reduced as a result of centralizing various administrative functions of our U.S. window companies.

Amortization of intangible assets

Amortization expense for the three months ended April 4, 2009 was consistent with the same period in 2008.

Unallocated Operating Earnings, Interest, and Benefit for Income Taxes

	For the three months ended
(dollars in thousands)	April 4, 2009	March 29, 2008
	(unaudited)	(unaudited)
Statement of operations data:
Operating loss	$(3,609)	$(2,493)
Interest expense	(33,756)	(23,074)
Interest income	65	203
Benefit for income taxes	$3,949	$15,864

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  Unallocated operating loss for the three months ended April 4, 2009 increased by approximately $1.1 million over the same period in 2008.  The increase was driven by the expansion of the corporate office and centralization of back office functions from the field to the corporate office.

Interest expense

Interest expense for the three months ended April 4, 2009 increased by approximately $10.7 million over the same period in 2008.  The increase was primarily due to 2009 interest of approximately $21.2 million on the $700.0 million Senior Secured Notes issued June 9, 2008 as compared to approximately $13.0 million of 2008 interest on the Company’s previous term loan which was repaid effective June 9, 2008.  The increase in interest expense also included an increase of approximately $1.2 million of revolver interest and letter of credit fees and approximately $1.3 million of  interest charges related to the debt modification which occurred in March 2009.

Income taxes

The income tax benefit for the three months ended April 4, 2009 decreased by approximately $11.9 million over the same period in 2008 primarily due to the uncertainty of realizing deferred tax assets.  During the quarter ended April 4, 2009 the Company increased their valuation allowance by approximately $19.5 million. The Company’s estimated effective income tax rate for the quarter was approximately 4.9% which varied from the statutory rate primarily due to disallowed related party interest, state tax expense, and an increase in the valuation allowance. A valuation allowance has been provided against deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  The Company currently has goodwill of approximately $13.3 million that is not amortized and in a deferred tax liability position as of April 4, 2009.  Therefore, the reversal of its deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

During the quarter ended April 4, 2009, certain affiliates of our controlling stockholder purchased a majority of the Senior Subordinated Notes.  The Company determined that approximately $95.7 million would be considered cancellation of indebtedness (“COD”) income for the quarter ended April 4, 2009 as the acquiring party was deemed a related party for tax purposes.  The Company is in process of evaluating the tax implications associated with this transaction and their effect on the annual tax provision given the Company’s tax planning strategies.  Adjustments to income tax expense, operating loss carryforwards, and valuation allowances may be recorded in future periods as a result.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”). Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of COD income arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010. The COD income can be deferred for five years and then included in taxable income ratably over the next five years. The Company does not currently plan to defer the COD income on the related party transaction.

During the quarter ended April 4, 2009, the Company also filed an amended federal income tax return for the year ended December 31, 2005 adjusting net operating loss limitations.  As a result, the Company recorded an income tax benefit as an income tax receivable of approximately $4.1 million as of April 4, 2009 which has been recorded in prepaid expense and other current assets in the condensed consolidated balance sheets. During the quarter ended March 29, 2008, the Company’s effective tax rate was 40.3% which was consistent with the Company’s expectations for the full fiscal year.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We finance these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ senior secured asset based revolving credit facility.

Cash used in operating activities

Net cash used in operating activities for the three months ended April 4, 2009 was approximately $48.7 million.  Net cash used in operating activities for the three months ended March 29, 2008 was approximately $45.1 million.  The increase in cash used in operating activities for 2009 as compared to 2008 was primarily driven by increased losses offset by positive working capital attributes associated primarily with lower inventory levels.

Cash provided by (used in) investing activities

Net cash used in investing activities for the three months ended April 4, 2009 was approximately $2.4 million.  Net cash provided by investing activities for the three months ended March 29, 2008 was approximately $1.1 million.  The cash used in investing activities for the three months ended April 4, 2009 was primarily used for capital expenditures.  The cash provided by investing activities for the three months ended March 29, 2008 was from the sale of assets of approximately $5.8 million, partially offset by capital expenditures of approximately $4.7 million.

Cash provided by financing activities

Net cash provided by financing activities for the three months ended April 4, 2009 was approximately $10.0 million.  Net cash provided by financing activities for the three months ended March 29, 2008 was approximately $14.8 million.  The cash provided by financing activities for both periods was primarily proceeds from revolver borrowings.

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

As of April 4, 2009, Ply Gem Industries had approximately $73.1 million of contractual availability and approximately $43.8 million of borrowing base availability under the ABL Facility, reflecting $70.0 million of borrowings outstanding under the ABL Facility and approximately $6.9 million of letters of credit issued under the ABL Facility.

The interest rates applicable to loans under our ABL Facility are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of April 4, 2009, the Company’s interest rate on the ABL Facility was approximately 4.4%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1:1.0 if the Company’s borrowings under the ABL Facility exceed 85% of the $150.0 million commitment or $127.5 million.

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

During the three months ended April 4, 2009, certain affiliates of the Company’s controlling stockholder purchased a majority of the outstanding Senior Subordinated Notes.

On March 24, 2009, after receipt of the requisite consents, Ply Gem Industries entered into a Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”) among Ply Gem Industries, the Company, the other guarantors party thereto and U.S. Bank National Association, as trustee, containing the amendments to the indenture governing Ply Gem Industries' Senior Subordinated Notes.  The Fifth Supplemental Indenture eliminated substantially all of the restrictive covenants of the indenture governing the Senior Subordinated Notes, including, among other things, the limitation on indebtedness, the change of control put provisions, the limitation on restricted payments, the limitation on liens, the limitation on asset sales, the limitation on transactions with affiliates, the limitation on dividends and other restrictions affecting restricted subsidiaries, the limitation on layering indebtedness and the limitation on the issuance or sale of equity interests in restricted subsidiaries.  The Fifth Supplemental Indenture also eliminated certain events of default in the indenture governing the Senior Subordinated Notes.  The amendments contained in the Fifth Supplemental Indenture became operative upon completion of the purchase of a specified amount of the Senior Subordinated Notes by certain affiliates of our controlling stockholder.

Liquidity requirements

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our ABL Facility.  As of April 4, 2009, we had approximately $1,124.4 million of indebtedness and $73.1 million of contractual availability under the ABL facility and approximately $43.8 million of borrowing base availability reflecting $70.0 million of ABL borrowings and approximately $6.9 million of letters of credit issued under the ABL facility.

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

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in the Company’s Annual Report on Form 10-K, the Company has a potential obligation related to certain tax issues of approximately $9.1 million, including interest of approximately $1.0 million.  The timing of the potential tax payments is unknown.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.”  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair values as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”. Any acquisition related costs are to be expensed. The provisions of SFAS
No. 141(R) are effective for the Company’s fiscal year beginning January 1, 2009, and are to be applied prospectively. The impact to the Company from the adoption of SFAS 141(R) in 2009 will depend on acquisition activity after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements.” This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The provisions of SFAS No. 160 are effective for the Company’s fiscal year beginning January 1, 2009, and are to be applied prospectively. The adoption of SFAS No. 160 did not impact the Company’s financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”.  This standard reorganizes the GAAP hierarchy in order to improve financial reporting by providing a consistent framework for determining what accounting principles should be used when preparing U.S. GAAP financial statements.  SFAS 162 shall be effective 60 days after the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to Interim Auditing Standard, AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Management is currently evaluating the impact, if any, this new standard may have on its balance sheet, results of operations, or cash flows.

In December 2008, the FASB issued FSP SFAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the Company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the new disclosure requirements in the 2009 annual reporting period.

In January 2009, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” became effective for the Company. SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how hedges affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have any impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”. FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The guidance is effective for financial statement purposes for interim and annual financial statements issued for fiscal periods ending after June 15, 2009. The Company will adopt the provisions of FSP FAS No. 157-4 effective April 5, 2009, which the Company does not expect to have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company will now be required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value. FSP FAS No. 107-1 and APB Opinion No. 28-1 will be effective for interim reporting periods that end after June 15, 2009. The Company will adopt the disclosure requirements in the July 4, 2009 condensed consolidated financial statements.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or "continue," the negative of such terms or other comparable terminology. These statements are only predictions.  Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q report that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the “Risk Factors” and other cautionary statements included herein.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  We undertake no obligation to update the forward-looking statements in this report.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three months ended April 4, 2009, the net impact of foreign currency changes to the Company’s results of operations was a loss of $0.1 million.  The impact of foreign currency changes related to translation resulted in a decrease in stockholder's equity of approximately $0.4 million for the three months ended April 4, 2009.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At April 4, 2009, we did not have any outstanding foreign currency hedging contracts.

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

Consumer and Commercial Credit

As general economic conditions in the United States have deteriorated significantly over the past year, the availability of consumer and commercial credit has tightened.  As such, the Company has increased its focus on the credit worthiness of our customers.  These procedures are necessary to ensure that our allowance for doubtful accounts is adequate and that we are performing proper due diligence prior to initiating sales.  We will continue to monitor these statistics over the next year to ensure that issues, if any, are identified in a timely manner to reduce risk and minimize the Company's bad debt exposure.  If general economic conditions continue to worsen, additional reserves may be necessary.

Item 4.     CONTROLS AND PROCEDURES

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 4, 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and that the information required to be discussed by us is accumulated and communicated to our management to allow timely decisions regarding the required disclosure. There have been no changes in our internal control over financial reporting during the three month period ended April 4, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.     RISK FACTORS

Increases in fuel costs could cause our cost of products sold to increase and net income to decrease.

Increases in fuel costs can negatively impact our cost to deliver our products to our customers and thus increase our cost of products sold.  If we are unable to increase the selling price of our products to our customers to cover any increases in fuel costs, net income may be adversely affected.

Item 6.       EXHIBITS

(a) Exhibits

Exhibit No.                                                                  Description of Exhibit

4.1
Fifth Supplemental Indenture, dated as of March 24, 2009, among Ply Gem Industries, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.6 to the Company’s Annual Report on Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.1
Letter to Shawn K. Poe, dated as of February 11, 2009, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.19 to the Company’s Annual Report on Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

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

Date:  May 19, 2009

By:	/s/ Gary E. Robinette
Name:	Gary E. Robinette
Title:	President and Chief Executive Officer

Date:  May 19, 2009

By:	/s/ Shawn K. Poe
Name:	Shawn K. Poe
Title:	Vice President, Chief Financial Officer, Treasurer and Secretary