Form 10-Q/A
period 2009-05-14
PLY GEM HOLDINGS INC
filed 2009-08-14
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009 (the “Amended 10-Q”) is being filed to reflect the restatement of our unaudited condensed consolidated financial statements as of April 4, 2009, initially filed with the Securities and Exchange Commission (“SEC”) on May 19, 2009 (the “Original 10-Q”).

On August 14, 2009, we announced that management identified an error in accounting related to the recording of the income tax provision in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods- an interpretation of APB Opinion No. 28” (“FIN 18”) for the three months ended April 4, 2009, requiring restatement of the unaudited condensed consolidated financial statements for that period.  As discussed in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Condensed Consolidated Financial Statements, the correction of this error from previously reported information for the three months ended April 4, 2009 has resulted in a change in the benefit from income taxes from a benefit of $3.9 million to a benefit of $11.0 million.  This results in a net loss of $55.5 million for the three months ended April 4, 2009, as compared to the previously reported net loss of $62.6 million.  The restatement relates solely to the correction of the recorded tax benefit for the three months ended April 4, 2009 and does not impact any other periods presented in this Amended 10-Q.

In addition, we have revised the conclusion in Part I, Item 4 as to management’s conclusion on the effectiveness of disclosure controls and procedures to conclude that the Company’s disclosure controls and procedures were not effective as of April 4, 2009.

The following items have been amended in the Original 10-Q as a result of, and to reflect, the restatement:

•	Part I, Item 1, Financial Information

•	Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Result of Operations

•	Part I, Item 4, Controls and Procedures

For the convenience of the reader, this Amended 10-Q amends and restates in its entirety the Quarterly Report on Form 10-Q for the three months ended April 4, 2009. However, this Amended 10-Q amends only items referred to above, in each case as a result of and to reflect the adjustments discussed above and more fully in Note 2 of the accompanying unaudited condensed consolidated financial statements and related disclosures, which includes a summary of the effects of these changes on our unaudited condensed consolidated balance sheet as of April 4, 2009 and our unaudited condensed consolidated statements of operations and cash flows for the three months ended April 4, 2009.  No other information in the Original 10-Q is amended hereby. The foregoing items have not been updated to reflect other events occurring after the filing of the Original 10-Q, or to modify or update those disclosures affected by other subsequent events. In particular, forward-looking statements included in the Original 10-Q represented management’s views as of May 19, 2009, the date of the Original 10-Q. Such forward-looking statements should not be assumed to be accurate as of any other date. Ply Gem Holdings, Inc. undertakes no duty to update such information in the Amended 10-Q whether as a result of new information, future events or otherwise.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, Ply Gem Holdings Inc.’s principal executive officer and principal financial officer are providing Rule 13a-14(a) certifications dated August 14, 2009 in connection with this Amended 10-Q (but otherwise identical to their prior certifications).

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED APRIL 4, 2009

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Restated)

	Condensed Consolidated Statements of Operations –
	Three months ended April 4, 2009 (Restated) and March 29, 2008	3

	Condensed Consolidated Balance Sheets –
	April 4, 2009 (Restated) and December 31, 2008	4

	Condensed Consolidated Statements of Cash Flows –
	Three months ended April 4, 2009 (Restated) and March 29, 2008	5

	Notes to Condensed Consolidated Financial Statements (Restated)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations (Restated)	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures (Restated)	42

PART II – OTHER INFORMATION

Item 1A	Risk Factors	43

Item 6.	Exhibits	43

Signatures		44

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS (RESTATED)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	April 4,	March 29,
	2009	2008
	(Restated) (1)
	(Amounts in thousands)

Net sales	$182,751	$256,373
Costs and expenses:
Cost of products sold	169,691	225,881
Selling, general and administrative expenses	40,962	39,862
Amortization of intangible assets	4,906	4,914
Total costs and expenses	215,559	270,657
Operating loss	(32,808)	(14,284)
Foreign currency loss	(88)	(551)
Interest expense	(33,756)	(23,074)
Interest income	65	203
Loss before benefit for income taxes	(66,587)	(37,706)
Benefit for income taxes	(11,049)	(15,864)
Net loss	$(55,538)	$(21,842)

(1) See note 2, "Restatement of Unaudited Condensed Consolidated Financial Statements" of the Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 4,	December 31,
	2009	2008
	(Restated) (1)
	(Amounts in thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$17,215	$58,289
Accounts receivable, less allowances of $6,877 and $6,405, respectively	106,409	90,527
Inventories:
Raw materials	44,821	53,060
Work in process	24,917	28,085
Finished goods	36,580	42,267
Total inventory	106,318	123,412
Prepaid expenses and other current assets	22,807	19,985
Deferred income taxes	3,645	16,867
Total current assets	256,394	309,080
Property and Equipment, at cost:
Land	3,709	3,709
Buildings and improvements	35,235	35,206
Machinery and equipment	255,523	253,290
Total property and equipment	294,467	292,205
Less accumulated depreciation	(131,060)	(122,194)
Total property and equipment, net	163,407	170,011
Other Assets:
Intangible assets, less accumulated amortization of $69,394 and $64,488,
respectively	188,698	193,604
Goodwill	390,685	390,779
Other	38,671	40,579
Total other assets	618,054	624,962
	$1,037,855	$1,104,053

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$48,090	$59,603
Accrued expenses and taxes	95,310	76,304
Total current liabilities	143,400	135,907
Deferred income taxes	-	28,355
Other long term liabilities	68,585	68,233
Long-term debt	1,124,433	1,114,186

Commitments and contingencies

Stockholder's Equity (Deficit):
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	209,919	209,908
Accumulated deficit	(502,531)	(446,993)
Accumulated other comprehensive loss	(5,951)	(5,543)
Total stockholder's deficit	(298,563)	(242,628)
	$1,037,855	$1,104,053

(1) See note 2, "Restatement of Unaudited Condensed Consolidated Financial Statements" of the Notes to Unaudited Condensed Consolidated Financial Statements.

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	April 4,	March 29,
	2009	2008
	(Restated) (1)
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(55,538)	$(21,842)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	13,896	16,026
Non-cash interest expense, net	2,044	1,745
Loss on foreign currency transactions	88	551
(Gain) loss on sale of assets	(1)	323
Deferred income taxes	(15,096)	461
Changes in operating assets and liabilities:
Accounts receivable, net	(15,926)	(25,068)
Inventories	17,044	6,477
Prepaid expenses and other current assets	(2,817)	(3,374)
Accounts payable	(11,514)	11,910
Accrued expenses and taxes	21,405	(30,439)
Cash payments on restructuring liabilities	(1,926)	(1,919)
Other	(375)	21
Net cash used in operating activities	(48,716)	(45,128)
Cash flows from investing activities:
Capital expenditures	(2,446)	(4,681)
Proceeds from sale of assets	21	5,810
Other	-	(15)
Net cash (used in) provided by investing activities	(2,425)	1,114
Cash flows from financing activities:
Proceeds from revolver borrowings	10,000	15,000
Payments on long-term debt	-	(51)
Debt issuance costs paid	(26)	-
Equity repurchases	-	(126)
Net cash provided by financing activities	9,974	14,823
Impact of exchange rate movements on cash	93	(249)
Net decrease in cash and cash equivalents	(41,074)	(29,440)
Cash and cash equivalents at the beginning of the period	58,289	52,053
Cash and cash equivalents at the end of the period	$17,215	$22,613

(1) See note 2, "Restatement of Unaudited Condensed Consolidated Financial Statements" of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters. The accompanying financial statements include the Company’s consolidated results of operations and cash flows for the Company for the three month periods ended April 4, 2009 and March 29, 2008, and the condensed consolidated balance sheets for the Company as of April 4, 2009 and December 31, 2008.

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

2.   RESTATEMENT OF UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company has restated its previously issued unaudited condensed consolidated financial statements for the three months ended April 4, 2009.  Accordingly, the unaudited condensed consolidated balance sheet at April 4, 2009, and unaudited condensed consolidated statements of operations and cash flows for the three months then ended have been restated from amounts previously reported, and are included in this Form 10-Q/A for the three months ended April 4, 2009.

On August 13, 2009, after consultation with the Audit Committee of the Company’s Board of Directors, the Company concluded that it had identified an error in its accounting related to the recording of the income tax provision in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 18, “Accounting for Income Taxes in Interim Periods – an interpretation of APB Opinion No. 28” (“FIN 18”) for the three months ended April 4, 2009.

In calculating its overall estimated annual effective tax rate for the previously filed Form 10-Q for the three months ended April 4, 2009, the Company incorrectly calculated its income tax valuation allowance.  This error resulted in an understatement of the Company’s benefit for income taxes and an overstatement of the Company’s net loss for the three months ended April 4, 2009.

Accordingly, instead of reporting a tax benefit of $3.9 million, the Company should have recorded a tax benefit of $11.0 million.  This results in a restated net loss of $55.5 million for the three months ended April 4, 2009, as compared to the previously reported net loss of $62.6 million.

The following table summarizes the impact of the restatement adjustments on the previously filed unaudited condensed consolidated statement of operations for the three months ended April 4, 2009:

	For the three months ended April 4, 2009
	As Previously
	Reported	Adjustments		As Restated
	(Amounts in thousands)

Net sales	$182,751	$-		$182,751
Costs and expenses:
Cost of products sold	169,691	-		169,691
Selling, general and administrative expenses	40,962	-		40,962
Amortization of intangible assets	4,906	-		4,906
Total costs and expenses	215,559	-		215,559
Operating loss	(32,808)	-		(32,808)
Foreign currency loss	(88)	-		(88)
Interest expense	(33,756)	-		(33,756)
Interest income	65	-		65
Loss before benefit for income taxes	(66,587)	-		(66,587)
Benefit for income taxes	(3,949)	(7,100)	(A)	(11,049)
Net loss	$(62,638)	$7,100	(A)	$(55,538)

(A) Adjustments to benefit for income taxes and net loss are the result of the error correction described above.

The following table summarizes the impact of the restatement adjustments on the previously filed unaudited condensed consolidated balance sheet as of April 4, 2009:
	April 4, 2009
	As Previously
	Reported	Adjustments		As Restated
	(Amounts in thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$17,215	$-		$17,215

Accounts receivable, net	106,409	-		106,409
Inventories:
Raw materials	44,821	-		44,821
Work in process	24,917	-		24,917
Finished goods	36,580	-		36,580
Total inventory	106,318	-		106,318
Prepaid expenses and other current assets	22,807	-		22,807
Deferred income taxes	-	3,645	(A)	3,645
Total current assets	252,749	3,645	(A)	256,394
Property and Equipment, at cost:
Land	3,709	-		3,709
Buildings and improvements	35,235	-		35,235
Machinery and equipment	255,523	-		255,523
Total property and equipment	294,467	-		294,467
Less accumulated depreciation	(131,060)	-		(131,060)
Total property and equipment, net	163,407	-		163,407
Other Assets:
Intangible assets	188,698	-		188,698
Goodwill	390,685	-		390,685
Other	38,671	-		38,671
Total other assets	618,054	-		618,054
	$1,034,210	$3,645	(A)	$1,037,855

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$48,090	$-		$48,090
Accrued expenses and taxes	94,370	940	(A)	95,310
Total current liabilities	142,460	940	(A)	143,400
Deferred income taxes	4,395	(4,395)	(A)	-
Other long term liabilities	68,585	-		68,585
Long-term debt	1,124,433	-		1,124,433

Commitments and contingencies

Stockholder's Equity (Deficit):
Preferred stock $0.01 par, 100 shares authorized,
none issued and outstanding	-	-		-
Common stock $0.01 par, 100 shares authorized,
issued and outstanding	-	-		-
Additional paid-in-capital	209,919	-		209,919
Accumulated deficit	(509,631)	7,100	(A)	(502,531)
Accumulated other comprehensive loss	(5,951)	-		(5,951)
Total stockholder's deficit	(305,663)	7,100	(A)	(298,563)
	$1,034,210	$3,645	(A)	$1,037,855

(A) Adjustments to deferred income taxes, accrued expenses and taxes, and accumulated deficit are the result of the error correction described above.

The following table summarizes the impact of the restatement adjustments on the previously filed unaudited condensed consolidated statement of cash flows for the three months ended April 4, 2009:

	For the three months ended April 4, 2009
	As Previously
	Reported	Adjustments		As Restated
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(62,638)	$7,100	(A)	$(55,538)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	13,896	-		13,896
Non-cash interest expense, net	2,044	-		2,044
Loss on foreign currency transactions	88	-		88
(Gain) loss on sale of assets	(1)	-		(1)
Deferred income taxes	(7,056)	(8,040)	(A)	(15,096)
Changes in operating assets and liabilities:		-
Accounts receivable, net	(15,926)	-		(15,926)
Inventories	17,044	-		17,044
Prepaid expenses and other current assets	(2,817)	-		(2,817)
Accounts payable	(11,514)	-		(11,514)
Accrued expenses and taxes	20,465	940	(A)	21,405
Cash payments on restructuring liabilities	(1,926)	-		(1,926)
Other	(375)	-		(375)
Net cash used in operating activities	(48,716)	-		(48,716)
Cash flows from investing activities:
Capital expenditures	(2,446)	-		(2,446)
Proceeds from sale of assets	21	-		21
Other	-	-		-
Net cash used in investing activities	(2,425)	-		(2,425)
Cash flows from financing activities:
Proceeds from revolver borrowings	10,000	-		10,000
Payments on long-term debt	-	-		-
Debt issuance costs paid	(26)	-		(26)
Equity repurchases	-	-		-
Net cash provided by financing activities	9,974	-		9,974
Impact of exchange rate movements on cash	93	-		93
Net decrease in cash and cash equivalents	(41,074)	-		(41,074)
Cash and cash equivalents at the beginning of the period	58,289	-		58,289
Cash and cash equivalents at the end of the period	$17,215	$-		$17,215

(A) Adjustments to net loss, deferred income taxes, and accrued expenses and taxes are the result of the error correction described above.

3.  PURCHASE ACCOUNTING

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

5.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

	Three Months Ended
	April 4, 2009	March 29, 2008
	(Restated) (1)
	(Amounts in thousands)

Net loss	$(55,538)	$(21,842)
Foreign currency translation adjustment	(407)	(1,173)

Comprehensive loss	$(55,945)	$(23,015)

(1) See note 2, "Restatement of Unaudited Condensed Consolidated Financial Statements" of the Notes to Unaudited Condensed Consolidated Financial Statements.

6.  LONG-TERM DEBT

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

The interest rates applicable to loans under the ABL Facility are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of April 4, 2009, the Company’s interest rate on the ABL Facility was approximately 4.4%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1:1.0 if the Company’s borrowings under the ABL Facility exceed 85% of the $150.0 million commitment or $127.5 million.

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

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August of 2004 in connection with the MW acquisition, Ply Gem Industries issued an additional $135.0 million of Senior Subordinated Notes, (the "Senior Subordinated Notes" for $360.0 million) which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding and its subsidiaries.  Ply Gem Industries pays interest semi-annually on February 15 and August 15 of each year.  See Note 14 for related party transaction related to the Senior Subordinated Notes.

On March 20, 2009, Ply Gem Industries commenced a consent solicitation to amend the indenture governing the Senior Subordinated Notes.  On March 24, 2009, after receipt of the requisite consents, Ply Gem Industries entered into a Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”) among Ply Gem Industries, the Company, the other guarantors party thereto and U.S. Bank National Association, as trustee, containing the amendments to the indenture.  The Fifth Supplemental Indenture eliminated substantially all of the restrictive covenants of the indenture governing the Senior Subordinated Notes, including, among other things, the limitation on indebtedness, the change of control put provisions, the limitation on restricted payments, the limitation on liens, the limitation on asset sales, the limitation on transactions with affiliates, the limitation on dividends and other restrictions affecting restricted subsidiaries, the limitation on layering indebtedness and the limitation on the issuance or sale of equity interests in restricted subsidiaries.  The Fifth Supplemental Indenture also eliminated certain events of default in the indenture governing the Senior Subordinated Notes.  The amendments contained in the Fifth Supplemental Indenture became operative upon completion of the purchase of a specified amount of the Senior Subordinated Notes by certain affiliates of the Company’s controlling stockholder.  In connection with this debt modification, the Company incurred third-party fees of approximately $1.3 million for the period ended April 4, 2009, which has been expensed within interest recorded in the condensed consolidated statement of operations.

Senior Term Loan Facility

The Company’s senior facilities with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to approximately $762.1 million. On May 23, 2008, the Company entered into an amendment of the fifth amended and restated credit agreement which consisted of changes to certain debt covenant ratios.  The amendment also increased the interest rate on the term loan and extended the maturity of the revolving credit facility from February 12, 2009 to August 12, 2010.  On May 23, 2008, Ply Gem received from CI Capital Partners LLC a $30.0 million cash equity contribution as a condition to the credit facility amendment.  On June 9, 2008, the Company used the proceeds from the Senior Secured Notes offering to pay off the existing obligation under the senior term loan facility.

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

9.  ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at April 4, 2009 and December 31, 2008:

	April 4, 2009	December 31, 2008
	(Restated) (1)
	(Amounts in thousands)

Insurance	$5,277	$5,169
Employee compensation and benefits	8,964	6,705
Sales and marketing	13,683	18,023
Product warranty	12,165	12,069
Short-term product claim liability	2,321	2,321
Accrued freight	1,427	748
Interest	30,080	17,238
Accrued severance	463	471
Accrued pension	1,810	1,810
Accrued deferred compensation	1,886	1,886
Accrued taxes	6,918	1,188
Other	10,316	8,676
	$95,310	$76,304

(1) See note 2, "Restatement of Unaudited Condensed Consolidated Financial Statements" of the Notes to Unaudited Condensed Consolidated Financial Statements.

Other long-term liabilities consist of the following at April 4, 2009 and December 31, 2008:

	April 4, 2009	December 31, 2008
	(Amounts in thousands)

Insurance	$3,483	$3,697
Pension liabilities	11,211	10,744
Multiemployer pension withdrawal liability	3,442	3,492
Product warranty	32,333	33,584
Long-term product claim liability	1,313	1,396
Long-term deferred compensation	3,549	3,416
Liabilities for tax uncertainties	9,120	7,806
Other	4,134	4,098
	$68,585	$68,233

Accrued severance for the three months ended April 4, 2009 includes approximately $443,000 related to restructuring activities (see Note 10), and approximately $20,000 related to other austerity initiatives.

10.   RESTRUCTURING

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
Valencia
Severance costs	$243	$-	$(359)	$116	$-
Equipment removal and other	-	-	(618)	618	-
	$243	$-	$(977)	$734	$-

Hammonton
Severance costs	$217	$-	$(462)	$688	$443
Other termination benefits	-	136	(59)	-	77
Equipment removal and other	-	-	(63)	63	-
	$217	$136	$(584)	$751	$520

Phoenix
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

11.   INCOME TAXES

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

Income taxes for the interim period presented have been included in the accompanying financial statements on the basis of an estimated annual effective tax rate in accordance with FIN 18, “Accounting for Income Taxes in Interim Periods-an interpretation of APB Opinion No. 28”.  In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax loss, the Company includes certain items treated as discrete events to arrive at an estimated overall tax amount.  During the quarter ended April 4, 2009, the Company’s annual estimated effective income tax rate was approximately 16.5%  (restated) which varied from the statutory rate primarily due to state tax expense and an increase in the valuation allowance.  A valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  The Company currently has goodwill of approximately $13.3 million that is not amortized and in a deferred tax liability position as of April 4, 2009.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.  During the quarter ended April 4, 2009, the Company’s valuation allowance increased approximately $15.4 million (restated).

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

During the quarter ended April 4, 2009, the Company also filed an amended federal income tax return for the year ended December 31, 2005 adjusting net operating loss limitations.  As a result, the Company recorded this income tax benefit as an income tax receivable of approximately $4.1 million as of April 4, 2009 which has been recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets.  During the quarter ended March 29, 2008, the Company’s effective tax rate was 40.3% which was consistent with the Company’s expectations for the full 2008 fiscal year.

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

 12.  STOCK-BASED COMPENSATION

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

Following is a summary of the Company’s segment information.

	Three months ended
	April 4, 2009	March 29, 2008
	(Amounts in thousands)
Net Sales
Siding, Fencing, and Stone	$108,460	$147,060
Windows and Doors	74,291	109,313
	$182,751	$256,373

Operating Earnings (loss)
Siding, Fencing, and Stone	$(7,517)	$(4,186)
Windows and Doors	(21,682)	(7,605)
Unallocated	(3,609)	(2,493)
	$(32,808)	$(14,284)

	As of	As of
	April 4, 2009	December 31, 2008
	(Restated) (1)
Total assets
Siding, Fencing, and Stone	$641,419	$655,183
Windows and Doors	339,541	357,471
Unallocated	56,895	91,399
	$1,037,855	$1,104,053

(1) See note 2, "Restatement of Unaudited Condensed Consolidated Financial Statements" of the Notes to Unaudited Condensed Consolidated Financial Statements.

14.  RELATED PARTY TRANSACTIONS

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

15.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

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

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended April 4, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Restated) (1)	(Restated) (1)	(Restated) (1)	(Restated) (1)	(Restated) (1)	(Restated) (1)
	(Amounts in thousands)

Net sales	$-	$-	$173,623	$9,128	$-	$182,751
Costs and expenses:
Cost of products sold	-	-	162,592	7,099	-	169,691
Selling, general and
administrative expenses	-	3,609	34,747	2,606	-	40,962
Intercompany administrative
charges	-	-	1,737	-	(1,737)	-
Amortization of intangible assets	-	-	4,906	-	-	4,906
Total costs and expenses	-	3,609	203,982	9,705	(1,737)	215,559
Operating loss	-	(3,609)	(30,359)	(577)	1,737	(32,808)
Foreign currency loss	-	-	-	(88)	-	(88)
Intercompany interest	-	30,351	(29,842)	(509)	-	-
Interest expense	-	(33,756)	-	-	-	(33,756)
Interest income	-	9	55	1	-	65
Intercompany administrative income	-	1,737	-	-	(1,737)	-
Loss before equity in
subsidiaries' loss	-	(5,268)	(60,146)	(1,173)	-	(66,587)
Equity in subsidiaries' loss	(55,538)	(51,144)	-	-	106,682	-
Loss before benefit for
income taxes	(55,538)	(56,412)	(60,146)	(1,173)	106,682	(66,587)
Benefit for income taxes	-	(874)	(9,854)	(321)	-	(11,049)
Net loss	$(55,538)	$(55,538)	$(50,292)	$(852)	$106,682	$(55,538)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(407)	-	(407)
Total comprehensive loss	$(55,538)	$(55,538)	$(50,292)	$(1,259)	$106,682	$(55,945)

(1) See note 2, "Restatement of Unaudited Condensed Consolidated Financial Statements" of the Notes to Unaudited Condensed Consolidated Financial Statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 29, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$236,696	$19,677	$-	$256,373
Costs and expenses:
Cost of products sold	-	-	212,291	13,590	-	225,881
Selling, general and
administrative expenses	-	2,493	33,419	3,950	-	39,862
Intercompany administrative
charges	-	-	2,368	-	(2,368)	-
Amortization of intangible assets	-	-	4,914	-	-	4,914
Total costs and expenses	-	2,493	252,992	17,540	(2,368)	270,657
Operating earnings (loss)	-	(2,493)	(16,296)	2,137	2,368	(14,284)
Foreign currency loss	-	-	-	(551)	-	(551)
Intercompany interest	-	22,158	(22,158)	-	-	-
Interest expense	-	(22,689)	16	(401)	-	(23,074)
Interest income	-	161	3	39	-	203
Intercompany administrative income	-	2,368	-	-	(2,368)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(495)	(38,435)	1,224	-	(37,706)
Equity in subsidiaries' income (loss)	(21,842)	(21,555)	-	-	43,397	-
Income (loss) before benefit for
income taxes	(21,842)	(22,050)	(38,435)	1,224	43,397	(37,706)
Provision (benefit) for income taxes	-	(208)	(16,060)	404	-	(15,864)
Net income (loss)	$(21,842)	$(21,842)	$(22,375)	$820	$43,397	$(21,842)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(1,173)	-	(1,173)
Total comprehensive loss	$(21,842)	$(21,842)	$(22,375)	$(353)	$43,397	$(23,015)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of April 4, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Restated) (1)	(Restated) (1)	(Restated) (1)	(Restated) (1)	(Restated) (1)	(Restated) (1)
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$13,704	$783	$2,728	$-	$17,215
Accounts receivable, net	-	-	101,661	4,748	-	106,409
Inventories:
Raw materials	-	-	41,259	3,562	-	44,821
Work in process	-	-	23,973	944	-	24,917
Finished goods	-	-	34,967	1,613	-	36,580
Total inventory	-	-	100,199	6,119	-	106,318
Prepaid expenses and other
current assets	-	3,770	17,356	1,681	-	22,807
Deferred income taxes	-	-	702	2,943	-	3,645
Total current assets	-	17,474	220,701	18,219	-	256,394
Investments in subsidiaries	(298,563)	(283,818)	-	-	582,381	-
Property and Equipment, at cost:
Land	-	-	3,567	142	-	3,709
Buildings and improvements	-	-	34,406	829	-	35,235
Machinery and equipment	-	1,356	248,395	5,772	-	255,523
	-	1,356	286,368	6,743	-	294,467
Less accumulated depreciation	-	(299)	(128,134)	(2,627)	-	(131,060)
Total property and equipment, net	-	1,057	158,234	4,116	-	163,407
Other Assets:
Intangible assets, net	-	-	188,698	-	-	188,698
Goodwill	-	-	381,852	8,833	-	390,685
Deferred income taxes	-	-	-	-	-	-
Intercompany note receivable	-	1,104,260	-	-	(1,104,260)	-
Other	-	38,364	307	-	-	38,671
Total other assets	-	1,142,624	570,857	8,833	(1,104,260)	618,054
	$(298,563)	$877,337	$949,792	$31,168	$(521,879)	$1,037,855

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$1,326	$44,527	$2,237	$-	$48,090
Accrued expenses and taxes	-	36,832	57,865	613	-	95,310
Total current liabilities	-	38,158	102,392	2,850	-	143,400
Deferred income taxes	-	-	-	-	-	-
Intercompany note payable	-	-	1,088,998	15,262	(1,104,260)	-
Other long term liabilities	-	13,309	54,375	901	-	68,585
Long-term debt	-	1,124,433	-	-	-	1,124,433
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,919	209,919	183,873	5,180	(398,972)	209,919
Retained earnings (accumulated deficit)	(502,531)	(502,531)	(479,846)	7,986	974,391	(502,531)
Accumulated other
comprehensive income (loss)	(5,951)	(5,951)	-	(1,011)	6,962	(5,951)
	$(298,563)	$877,337	$949,792	$31,168	$(521,879)	$1,037,855

(1) See note 2, "Restatement of Unaudited Condensed Consolidated Financial Statements" of the Notes to Unaudited Condensed Consolidated Financial Statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$46,181	$4,490	$7,618	$-	$58,289
Accounts receivable, net	-	-	83,537	6,990	-	90,527
Inventories:
Raw materials	-	-	49,448	3,612	-	53,060
Work in process	-	-	27,137	948	-	28,085
Finished goods	-	-	40,133	2,134	-	42,267
Total inventory	-	-	116,718	6,694	-	123,412
Prepaid expenses and other
current assets	-	3,956	15,559	470	-	19,985
Deferred income taxes	-	-	13,924	2,943	-	16,867
Total current assets	-	50,137	234,228	24,715	-	309,080
Investments in subsidiaries	(242,628)	(289,731)	-	-	532,359	-
Property and Equipment, at cost:
Land	-	-	3,565	144	-	3,709
Buildings and improvements	-	-	34,378	828	-	35,206
Machinery and equipment	-	1,246	246,211	5,833	-	253,290
	-	1,246	284,154	6,805	-	292,205
Less accumulated depreciation	-	(257)	(119,426)	(2,511)	-	(122,194)
Total property and equipment, net	-	989	164,728	4,294	-	170,011
Other Assets:
Intangible assets, net	-	-	193,604	-	-	193,604
Goodwill	-	-	381,854	8,925	-	390,779
Intercompany note receivable	-	1,107,260	-	-	(1,107,260)	-
Other	-	40,273	306	-	-	40,579
Total other assets	-	1,147,533	575,764	8,925	(1,107,260)	624,962
	$(242,628)	$908,928	$974,720	$37,934	$(574,901)	$1,104,053

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$1,070	$55,304	$3,229	$-	$59,603
Accrued expenses and taxes	-	24,600	49,795	1,909	-	76,304
Total current liabilities	-	25,670	105,099	5,138	-	135,907
Deferred income taxes	-	-	28,355	-	-	28,355
Intercompany note payable	-	-	1,088,999	18,261	(1,107,260)	-
Other long term liabilities	-	11,700	55,623	910	-	68,233
Long-term debt, less current
maturities	-	1,114,186	-	-	-	1,114,186
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,908	209,908	126,198	5,389	(341,495)	209,908
Retained earnings (accumulated deficit)	(446,993)	(446,993)	(429,554)	8,838	867,709	(446,993)
Accumulated other
comprehensive loss	(5,543)	(5,543)	-	(602)	6,145	(5,543)
	$(242,628)	$908,928	$974,720	$37,934	$(574,901)	$1,104,053

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 4, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Restated) (1)	(Restated) (1)	(Restated) (1)	(Restated) (1)	(Restated) (1)	(Restated) (1)
	(Amounts in thousands)
Cash flows from operating
activities:
Net loss	$(55,538)	$(55,538)	$(50,292)	$(852)	$106,682	$(55,538)
Adjustments to reconcile net
loss to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	43	13,683	170	-	13,896
Non-cash interest expense, net	-	2,044	-	-	-	2,044
Loss on foreign currency transactions	-	-	-	88	-	88
Gain on sale of assets	-	-	(1)	-	-	(1)
Deferred income taxes	-	-	(15,133)	37	-	(15,096)
Equity in subsidiaries' net income (loss)	55,538	51,144	-	-	(106,682)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(18,124)	2,198	-	(15,926)
Inventories	-	-	16,519	525	-	17,044
Prepaid expenses and other
current assets	-	184	(1,800)	(1,201)	-	(2,817)
Accounts payable	-	256	(10,696)	(1,074)	-	(11,514)
Accrued expenses and taxes	-	13,979	2,301	5,125	-	21,405
Cash payments on restructuring liabilities	-	-	(1,926)	-	-	(1,926)
Other	-	11	(31)	(355)	-	(375)
Net cash provided by (used in)
operating activities	-	12,123	(65,500)	4,661	-	(48,716)
Cash flows from investing
activities:
Capital expenditures	-	(109)	(2,301)	(36)	-	(2,446)
Proceeds from sale of assets	-	-	21	-	-	21
Other	-	-	-	-	-	-
Net cash used in
investing activities	-	(109)	(2,280)	(36)	-	(2,425)
Cash flows from financing
activities:
Proceeds from revolver borrowings	-	10,000	-	-	-	10,000
Proceeds from intercompany						-
investment	-	(54,465)	64,073	(9,608)	-	-
Debt issuance costs paid	-	(26)	-	-	-	(26)
Net cash provided by (used in)
financing activities	-	(44,491)	64,073	(9,608)	-	9,974
Impact of exchange rate movement
on cash	-	-	-	93	-	93
Net decrease in cash
and cash equivalents	-	(32,477)	(3,707)	(4,890)	-	(41,074)
Cash and cash equivalents at the
beginning of the period	-	46,181	4,490	7,618	-	58,289
Cash and cash equivalents at the end
of the period	$-	$13,704	$783	$2,728	$-	$17,215

(1) See note 2, "Restatement of Unaudited Condensed Consolidated Financial Statements" of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Restatement

We are amending our Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009 to restate our condensed consolidated financial statements and other financial information for the three months ended April 4, 2009 to correct an error in accounting related to the recording of the income tax provision. This Amended 10-Q amends the Quarterly Report on Form 10-Q for the quarterly period ended April 4, 2009, as filed with the SEC on May 19, 2009.

The effect of correcting this error on the condensed consolidated results of operations (restated) for the three months ended April 4, 2009 has resulted in a change in the benefit from income taxes from a benefit of $3.9 million to a benefit of $11.0 million.  The restatement relates solely to the correction of the recorded tax benefit for the three months ended April 4, 2009 and does not impact any other periods presented in this Amended 10-Q. All amounts in Management’s Discussion and Analysis of Financial Condition and Results of Operations (restated) have been corrected, as appropriate, for the effects of the restatement.

A more complete discussion of the restatement can be found in Note 2, “Restatement of Unaudited Condensed Consolidated Financial Statements,” of the Notes to Unaudited Condensed Consolidated Financial Statements contained in Part I, Item 1 of this Amended 10-Q and Item 4.02 of the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2009.

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

Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations included in this report. (dollars in thousands)

	Three months ended
	April 4, 2009	March 29, 2008
	(Restated) (1)
	(unaudited)	(unaudited)
Net Sales	(Amounts in thousands)
Siding, Fencing, and Stone	$108,460	$147,060
Windows and Doors	74,291	109,313
Operating loss
Siding, Fencing, and Stone	(7,517)	(4,186)
Windows and Doors	(21,682)	(7,605)
Unallocated	(3,609)	(2,493)
Foreign currency loss
Windows and Doors	(88)	(551)
Interest expense, net
Siding, Fencing, and Stone	55	16
Windows and Doors	1	(359)
Unallocated	(33,747)	(22,528)
Income tax benefit
Unallocated	11,049	15,864

Net loss	(55,538)	(21,842)

(1) See note 2, "Restatement of Unaudited Condensed Consolidated Financial Statements" of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Amortization of intangible assets

Amortization expense for the three months ended April 4, 2009 was consistent with the same period in 2008.

Windows and Doors Segment

	For the three months ended
(dollars in thousands)	April 4, 2009		March 29, 2008
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$74,291	100%	$109,313	100%
Cost of products sold	74,216	99.9%	95,343	87.2%
Gross profit	75	0.1%	13,970	12.8%
SG&A expenses	18,981	25.5%	18,798	17.2%
Amortization of intangible assets	2,776	3.7%	2,777	2.5%
Operating loss	$(21,682)	-29.2%	$(7,605)	-7.0%
Currency transaction loss	$(88)	-0.1%	$(551)	-0.5%

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

Amortization of intangible assets

Amortization expense for the three months ended April 4, 2009 was consistent with the same period in 2008.

Unallocated Operating Earnings, Interest, and Benefit for Income Taxes

	For the three months ended
(dollars in thousands)	April 4, 2009	March 29, 2008
	(Restated) (1)
	(unaudited)	(unaudited)
Statement of operations data:
Operating loss	$(3,609)	$(2,493)
Interest expense	(33,756)	(23,074)
Interest income	65	203
Benefit for income taxes	$11,049	$15,864

(1) See note 2, "Restatement of Unaudited Condensed Consolidated Financial Statements" of the Notes to Unaudited Condensed Consolidated Financial Statements.

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

Income taxes

The income tax benefit for the three months ended April 4, 2009 decreased by approximately $4.8 million (restated) compared to the same period in 2008 primarily due to the uncertainty of realizing deferred tax assets.  During the quarter ended April 4, 2009 the Company increased their valuation allowance by approximately $15.4 million (restated). The Company’s estimated effective income tax rate for the quarter was approximately 16.5% (restated) which varied from the statutory rate primarily due to state tax expense and an increase in the valuation allowance. A valuation allowance has been provided against deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  The Company currently has goodwill of approximately $13.3 million that is not amortized and in a deferred tax liability position as of April 4, 2009.  Therefore, the reversal of its deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

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

During the quarter ended April 4, 2009, the Company also filed an amended federal income tax return for the year ended December 31, 2005 adjusting net operating loss limitations.  As a result, the Company recorded an income tax benefit as an income tax receivable of approximately $4.1 million as of April 4, 2009 which has been recorded in prepaid expenses and other current assets in the condensed consolidated balance sheets. During the quarter ended March 29, 2008, the Company’s  estimated annual effective tax rate was 40.3% which was consistent with the Company’s expectations for the full 2008 fiscal year.

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

The Company’s previous senior facilities with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to approximately $762.1 million.  These credit facilities imposed certain restrictions on Ply Gem Industries, including a requirement to maintain a minimum Leverage Ratio of EBITDA (adjusted for certain items as allowed) to Net Debt (as defined in the credit facility).  In April 2008, the Company revised its 2008 forecast in response to market wide increases in raw material prices and fuel costs, as well as continued declines in both the residential new construction and repair/remodeling markets.  Under the revised forecast, the Company did not expect to be able to comply with the required Leverage Ratio required for fiscal quarters in 2008 following March 29, 2008.  The failure to comply with this covenant would have caused an event of default.  On May 23, 2008, the Company entered into an amendment of the fifth amended and restated credit agreement which consisted of changes to certain debt covenant ratios.  The amendment also increased the interest rate on the term loan and extended the maturity of the revolving credit facility from February 12, 2009 to August 12, 2010.  On May 23, 2008, Ply Gem received from CI Capital Partners LLC a $30.0 million cash equity contribution as a condition to the credit facility amendment.  The outstanding indebtedness under the credit facility was subsequently paid off on June 9, 2008 with the proceeds from the Senior Secured Notes offering.

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

During the three months ended April 4, 2009, certain affiliates of the Company’s controlling stockholder acquired a majority of the outstanding Senior Subordinated Notes.

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

Item 4.     CONTROLS AND PROCEDURES (Restated)

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of April 4, 2009.

In our Quarterly Report on Form 10-Q for the three months ended April 4, 2009 filed on May 19, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 4, 2009. In connection with the restatement of our Quarterly Report on Form 10-Q for the three months ended April 4, 2009, as described in Note 2 to the unaudited condensed consolidated financial statements, our management, including our Chief Executive Officer and Chief Financial Officer, performed a re-evaluation and concluded that our disclosure controls and procedures were not effective as of April 4, 2009, as a result of a material weakness in our internal control over financial reporting as discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of April 4, 2009, we did not maintain effective controls to ensure the accuracy of the provision for income taxes. Specifically, the requisite level of skills and resources in accounting for income taxes was inadequate and the Company’s procedures for preparing, analyzing, reconciling and reviewing its income tax provision and income tax balance sheet accounts did not provide timely and effective internal control. This deficiency resulted in an error to the unaudited condensed consolidated financial statements for the three months ended April 4, 2009, as more fully described in Note 2 to the unaudited condensed consolidated financial statements. Additionally, this control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In light of the material weakness described above, we have performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented. Based in part on these additional efforts, our Chief Executive Officer and Chief Financial Officer have included their certifications as exhibits to this Quarterly Report on Form 10-Q/A.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Amended 10-Q on Form 10-Q/A that have materially affected, or are likely to materially effect, our internal control over financial reporting.

Management’s Remediation Initiatives

As a result of the material weakness, we continue to review and evaluate changes to improve our internal control over financial reporting, including but not limited to, the hiring of additional personnel having sufficient knowledge and experience in tax to strengthen the controls around the tax provision or the engagement of outside tax specialists to assist us with the preparation and review of the income tax provision, as well as enhancing the review process associated with the preparation of the income tax provision.

Management has not yet implemented all of the measures described above and/or tested them. We continue to evaluate our internal controls over financial reporting and may modify these measures or implement additional measures in the future.

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

Item 6.       EXHIBITS

(a) Exhibits

Exhibit No.                                                                  Description of Exhibits

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

Date:  August 14, 2009

By:	/s/ Gary E. Robinette
Name:	Gary E. Robinette
Title:	President and Chief Executive Officer

Date:  August 14, 2009

By:	/s/ Shawn K. Poe
Name:	Shawn K. Poe
Title:	Vice President, Chief Financial Officer, Treasurer and Secretary