Form 10-Q
period 2009-08-03
PLY GEM HOLDINGS INC
filed 2009-08-14
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2009
or
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

As of August 14, 2009, there were 100 shares of common stock, $0.01 par value, outstanding.

* The registrant is not required to file this Quarterly Report on Form 10-Q or other reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports during the preceding 12 months that would have been required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  The filing is required, however, pursuant to the terms of the indenture governing Ply Gem Industries, Inc.’s 11.75% senior secured notes due 2013.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED JULY 4, 2009

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations –
	Three months ended July 4, 2009 and June 28, 2008	2

	Condensed Consolidated Statements of Operations –
	Six months ended July 4, 2009 and June 28, 2008	3

	Condensed Consolidated Balance Sheets –
	July 4, 2009 and December 31, 2008	4

	Condensed Consolidated Statements of Cash Flows –
	Six months ended July 4, 2009 and June 28, 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	45

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	46

Item 6.	Exhibits	46

Signatures		47

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	July 4,	June 28,
	2009	2008
	(Amounts in thousands)

Net sales	$260,576	$341,280
Costs and expenses:
Cost of products sold	197,831	272,926
Selling, general and administrative expenses	36,008	42,569
Amortization of intangible assets	4,912	4,912
Total costs and expenses	238,751	320,407
Operating earnings	21,825	20,873
Foreign currency gain (loss)	(70)	56
Interest expense	(33,124)	(51,065)
Interest income	83	107
Loss before benefit for income taxes	(11,286)	(30,029)
Benefit for income taxes	(3,307)	(10,536)
Net loss	$(7,979)	$(19,493)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended
	July 4,	June 28,
	2009	2008
	(Amounts in thousands)

Net sales	$443,327	$597,653
Costs and expenses:
Cost of products sold	367,522	498,807
Selling, general and administrative expenses	76,970	82,431
Amortization of intangible assets	9,818	9,826
Total costs and expenses	454,310	591,064
Operating earnings (loss)	(10,983)	6,589
Foreign currency loss	(158)	(495)
Interest expense	(66,880)	(74,139)
Interest income	148	310
Loss before benefit for income taxes	(77,873)	(67,735)
Benefit for income taxes	(14,356)	(26,400)
Net loss	$(63,517)	$(41,335)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 4,	December 31,
	2009	2008
	(Amounts in thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$19,482	$58,289
Accounts receivable, less allowances of $5,991 and $6,405, respectively	136,322	90,527
Inventories:
Raw materials	37,974	53,060
Work in process	20,233	28,085
Finished goods	35,539	42,267
Total inventory	93,746	123,412
Prepaid expenses and other current assets	23,105	19,985
Deferred income taxes	2,800	16,867
Total current assets	275,455	309,080
Property and Equipment, at cost:
Land	3,716	3,709
Buildings and improvements	35,350	35,206
Machinery and equipment	257,144	253,290
Total property and equipment	296,210	292,205
Less accumulated depreciation	(140,452)	(122,194)
Total property and equipment, net	155,758	170,011
Other Assets:
Intangible assets, less accumulated amortization of $74,306 and $64,488,
respectively	183,896	193,604
Goodwill	391,836	390,779
Other	37,367	40,579
Total other assets	613,099	624,962
	$1,044,312	$1,104,053

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$61,003	$59,603
Accrued expenses and taxes	79,642	76,304
Total current liabilities	140,645	135,907
Deferred income taxes	1,932	28,355
Other long term liabilities	71,983	68,233
Long-term debt	1,134,681	1,114,186

Commitments and contingencies

Stockholder's Equity (Deficit):
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	209,926	209,908
Accumulated deficit	(510,510)	(446,993)
Accumulated other comprehensive loss, net of tax	(4,345)	(5,543)
Total stockholder's deficit	(304,929)	(242,628)
	$1,044,312	$1,104,053

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	July 4,	June 28,
	2009	2008
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(63,517)	$(41,335)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	28,084	30,680
Non-cash interest expense, net	4,115	3,580
Loss on foreign currency transactions	158	495
(Gain) loss on sale of assets	(4)	837
Write-off of debt financing costs	-	14,047
Deferred income taxes	(12,297)	(27,217)
Changes in operating assets and liabilities:
Accounts receivable, net	(45,450)	(66,672)
Inventories	29,994	1,149
Prepaid expenses and other current assets	(3,638)	(5,171)
Accounts payable	1,226	35,725
Accrued expenses and taxes	10,522	(1,981)
Cash payments on restructuring liabilities	(3,913)	(6,245)
Other	(234)	154
Net cash used in operating activities	(54,954)	(61,954)
Cash flows from investing activities:
Capital expenditures	(3,930)	(7,039)
Proceeds from sale of assets	70	8,803
Other	(109)	(127)
Net cash (used in) provided by investing activities	(3,969)	1,637
Cash flows from financing activities:
Proceeds from long-term debt	-	693,504
Net revolver borrowings	20,000	40,000
Payments on long-term debt	-	(677,910)
Debt issuance costs paid	(25)	(24,843)
Equity contributions	-	30,000
Equity repurchases	-	(793)
Net cash provided by financing activities	19,975	59,958
Impact of exchange rate movements on cash	141	(214)
Net decrease in cash and cash equivalents	(38,807)	(573)
Cash and cash equivalents at the beginning of the period	58,289	52,053
Cash and cash equivalents at the end of the period	$19,482	$51,480

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2008 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2009 through July 4, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations for the three month and six month periods ended July 4, 2009 and June 28, 2008, the condensed consolidated statements of cash flows for the six months periods ended July 4, 2009 and June 28, 2008, and the condensed consolidated balance sheets for the Company as of July 4, 2009 and December 31, 2008.

Ply Gem is a diversified manufacturer of residential and commercial building products, which are sold primarily in the United States and Canada, and include a wide variety of products for the residential and commercial construction, the do-it-yourself and the professional remodeling and renovation markets. The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States and Western Canada, where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home repair and remodeling and new home construction sectors.  Our sales are usually lower during the first and fourth quarters.  As a result, the Company has historically had lower profits or losses in the first quarter, and reduced profits in the fourth quarter of each calendar year due to seasonality and the weather.  Our results of operations for future quarters may be impacted by adverse weather conditions. Since a portion of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels.  In addition, the demand for cash to fund our working capital is greater from late in the fourth quarter through the first quarter.

To a significant extent our performance is dependent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence, unemployment, and availability of consumer credit.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Ply Gem Holdings and its subsidiaries, all of which are wholly owned.  All intercompany accounts and transactions have been eliminated.  The Company has evaluated all subsequent events through the date that these condensed consolidated financial statements were issued.

Reclassifications

Certain amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year with no effect on net loss or accumulated deficit.

Accounting Policies and Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  Such estimates include the allowance for doubtful accounts receivable, valuation reserve for inventories, warranty reserves, legal contingencies, assumptions used in the calculation of income taxes, and projected cash flows used in the goodwill and intangible asset impairment tests.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, as appropriate and are based on management’s best estimates and judgments.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency, and the depressed housing and remodeling market have combined to increase the uncertainty inherent in such estimates and assumptions.  If different conditions result from those assumptions used in the Company’s judgments, actual results could be materially different from the Company’s estimates.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market. During the year ended December 31, 2008, the Company elected to conform its method of valuing its inventory to the FIFO method from the LIFO method for a portion of its inventory.  The change in accounting method occurred following the consolidation of the LIFO inventory into another location that uses the FIFO method of accounting.  The Company determined that the impact of this change on 2008 interim periods was not significant.

The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales may cause actual results to differ from estimates at the time such inventory is disposed or sold.   As of July 4, 2009, the Company had inventory purchase commitments of approximately $19.0 million.

Intangible Assets, Goodwill and other Long-lived Assets

The Company applies Statements of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), to its intangible and other long-lived assets.  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets but does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets.

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

SFAS No. 142, “Goodwill and Other Intangible Assets” requires the Company to test goodwill for impairment on an annual basis and between annual tests in certain circumstances, and to write down goodwill and non-amortizable intangible assets when impaired. These assessments require the Company to estimate the fair value of its reporting units. If the Company determines that the fair value of its reporting units is less than the carrying amount, an impairment charge must be recognized against earnings for the difference between the estimated fair value of the goodwill of the reporting unit and its carrying value.  The Company has two reporting units: 1) Siding, Fencing, and Stone and 2) Windows and Doors, and therefore separate valuations are performed for each of these reporting units.  The reporting units are identical to the Company’s operating segments.

Goodwill is evaluated for impairment at least annually during the fourth quarter, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. In addition to other possible indicators, the Company considers the following factors to be the more significant or most likely to trigger an interim impairment review:

•	Significant under-performance relative to historical or projected future operating results;

•	Significant negative industry or economic trends;

•	Significant decline in its stock valuation for a sustained period; and

•	Significant changes in the manner of its use of acquired assets or the strategy for its overall business.

To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  The Company did not have a triggering event to evaluate goodwill impairment for the quarter ended July 4, 2009.  The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in goodwill impairments in future periods.

The reporting unit goodwill balances were as follows as of July 4, 2009 and December 31, 2008:

	(Amounts in thousands)
	July 4, 2009	December 31, 2008
Windows and Doors	$71,729	$70,683
Siding, Fencing and Stone	320,107	320,096
	$391,836	$390,779

The increase in goodwill during the six months ended July 4, 2009 was due to currency translation adjustments of approximately $0.5 million and purchase price adjustments of approximately $0.6 million.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs, net of accumulated amortization, were approximately $28.9 million and $32.5 million at July 4, 2009 and December 31, 2008, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets.

Foreign Currency

The Company’s Canadian subsidiary, CWD Windows and Doors, Inc. (“CWD”), utilizes the Canadian dollar as its functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at the end of the reporting periods.  Net sales and expenses are translated using average exchange rates in effect during the periods.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets.

For the three month periods ended July 4, 2009 and June 28, 2008, the Company recorded a loss from foreign currency transactions of approximately $0.1 million and a gain from foreign currency transactions of approximately $0.1 million, respectively. For the six month periods ended July 4, 2009 and June 28, 2008, the Company recorded a loss from foreign currency transactions of approximately $0.2 million and $0.5 million, respectively.  As of July 4, 2009, and December 31, 2008, accumulated other comprehensive income (loss) included a currency translation adjustment of approximately $0.6 million and $(0.6) million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of the Siding, Fencing and Stone segment was approximately $9.9 million and $5.8 million at July 4, 2009 and December 31, 2008, respectively.  This customer accounted for approximately 10.3% of net sales for the six month period ended July 4, 2009 and 9.2% of net sales for the year ended December 31, 2008.

Fair Value Measurement

In the first quarter of 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157) for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply measurements related to share-based payments, nor does it apply to measurements related to inventory.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

(Amounts in Thousands)
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

Description	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$-	$-	$-	$-
Liabilities:
Senior Subordinated Notes-9%	$66,600	$66,600	-	-
Senior Secured Notes-11.75%	451,500	451,500	-	-
As of July 4, 2009	$518,100	$518,100	$-	$-

Assets:
Money market funds	$29,197	$29,197	$-	$-
Liabilities:
Senior Subordinated Notes-9%	$86,400	$86,400	-	-
Senior Secured Notes-11.75%	378,000	378,000	-	-
As of December 31, 2008	$464,400	$464,400	$-	$-

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.

In accordance with Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the Company adopted application of SFAS 157 for non-financial assets and non-financial liabilities on January 1, 2009.  Certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test.  Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (SFAS No. 141(R)).  This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair values as of that date.  An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements”. Any acquisition related costs are to be expensed. The provisions of SFAS No. 141(R) are effective for the Company’s fiscal year beginning January 1, 2009, and are to be applied prospectively. The impact to the Company from the adoption of SFAS 141(R) in 2009 will depend on future acquisition activity.

In December 2008, the FASB issued FSP SFAS 132(R)-1 “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP SFAS No. 132(R)-1).  This FSP amends the disclosure requirements for employer’s disclosure of plan assets for defined benefit pensions and other postretirement plans. The objective of this FSP is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the Company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. FSP SFAS 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company will adopt the new disclosure requirements in the 2009 annual reporting period.

In January 2009, SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (SFAS No. 161) became effective for the Company. SFAS No. 161 seeks qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. SFAS No. 161 also seeks enhanced disclosure around derivative instruments in financial statements, accounting under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and how hedges affect an entity’s financial position, financial performance and cash flows. The adoption of SFAS No. 161 did not have any impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly”. FSP FAS No. 157-4 clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. FSP FAS No. 157-4 also reaffirms the objective of fair value measurement, as stated in FAS No. 157, “Fair Value Measurements,” which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The guidance is effective for financial statement purposes for interim and annual financial statements issued for fiscal periods ending after June 15, 2009. The Company adopted the provisions of FSP FAS No. 157-4 effective April 2009 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP FAS No. 107-1 and APB Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS No. 107-1 and APB Opinion No. 28-1”). FSP FAS No. 107-1 and APB Opinion No. 28-1 requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the fair values of those assets and liabilities were disclosed only once each year. With the issuance of FSP FAS No. 107-1 and APB Opinion No. 28-1, the Company is required to disclose this information on a quarterly basis, providing quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value.  FSP FAS No. 107-1 and APB Opinion No. 28-1 are effective in the quarter ended July 4, 2009.  The adoption of these standards did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position FAS 142-3, “Determination of Useful Life of Intangible Assets” (FSP 142-3).  FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.”  FSP 142-3 also requires expanded disclosure regarding the determination of intangible asset useful lives. The Company adopted the provisions of FSP 142-3 effective April 2009 and the adoption of FSP 142-3 did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (SFAS No. 165).  SFAS No. 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  See “Principles of Consolidation” included in “Note 1 — Summary of Significant Accounting Policies” for the related disclosure. The Company adopted the provisions of SFAS No. 165 effective May 2009, and the adoption of SFAS No. 165 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standard Codification and the Hierarchy of the Generally Accepted Accounting Principles — a replacement of SFAS No. 162” (SFAS No. 168), to become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company does not believe the adoption of SFAS No. 168 will have a material impact on its condensed consolidated financial statements.

2.  BUSINESS COMBINATIONS

United Stone Veneer Acquisition

On October 31, 2008, Ply Gem Industries, Inc. (“Ply Gem Industries”) a wholly owned subsidiary of the Company, completed the acquisition of substantially all of the assets of United Stone Veneer, LLC (“USV”).  The Company accounted for the purchase in accordance with the provisions of SFAS No. 141.  USV manufactures stone veneer enabling the Company to expand its building products offering across different areas and capitalize on this product growth opportunity.  The condensed consolidated financial statements include the operating results of USV for periods after October 31, 2008.  As a result of the USV acquisition, the Company changed the title of its “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone”.

The preliminary purchase price was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price:

(Amounts in thousands)
Other current assets, net of cash acquired	$566
Inventories	307
Property, plant and equipment	1,863
Goodwill	1,584
Current liabilities	(706)
Purchase price, net of cash acquired	$3,614

The goodwill is expected to be deductible for tax purposes.

3.  INTANGIBLE ASSETS

The following table presents the components of intangible assets as of July 4, 2009 and December 31, 2008:

	Average
	Amortization
	Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
		(Amounts in thousands)
As of July 4, 2009
Patents	14	$12,770	$(5,007)	$7,763
Trademarks/tradenames	15	85,644	(18,525)	67,119
Customer relationships	13	158,158	(50,050)	108,108
Other	4	1,630	(724)	906
Total intangible assets		$258,202	$(74,306)	$183,896

As of December 31, 2008
Patents	14	$12,770	$(4,533)	$8,237
Trademarks/tradenames	15	85,644	(15,578)	70,066
Customer relationships	13	158,158	(43,850)	114,308
Other	4	1,520	(527)	993
Total intangible assets		$258,092	$(64,488)	$193,604

Amortization expense for the remainder of 2009 and for fiscal years 2010, 2011, 2012, and 2013 is estimated to be approximately $9.8 million, $19.6 million, $19.2 million, $19.1 million, and $19.1 million, respectively.

4.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

	Three Months Ended		Six Months Ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(Amounts in thousands)

Net loss	$(7,979)	$(19,493)	$(63,517)	$(41,335)
Foreign currency translation adjustment	1,605	594	1,197	(579)

Comprehensive loss	$(6,374)	$(18,899)	$(62,320)	$(41,914)

5.  LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at July 4, 2009 and December 31, 2008 consists of the following:

	July 4, 2009	December 31, 2008
	(Amounts in thousands)

Senior secured asset based revolving credit facility	$80,000	$60,000
9% Senior subordinated notes due 2012, including unamortized premium of $126 and $146	360,126	360,146
11.75% Senior secured notes due 2013, net of unamortized discount of $5,445 and $5,960	694,555	694,040
	$1,134,681	$1,114,186

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

The Senior Secured Notes and the related guarantees are secured on a first-priority lien basis by substantially all of the assets (other than the assets securing the Company’s obligations under the senior secured asset-based revolving credit facility, or ABL Facility, which consist primarily of accounts receivable and inventory) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the ABL Facility.

In addition, the Company’s stock ownership in its subsidiaries collateralizes the Senior Secured Notes to the extent that such equity interests and other securities can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the SEC.  As of July 4, 2009, no subsidiary’s stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

Senior Secured Asset Based Revolving Credit Facility due 2013

Concurrently with the Senior Secured Notes offering, Ply Gem Industries, the Company and the subsidiaries of Ply Gem Industries entered into a new senior secured asset-based revolving credit facility (the “ABL Facility”).  The ABL Facility provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and United States dollars by CWD.  However, the ABL Facility will mature on October 15, 2011 if Ply Gem Industries’ Senior Subordinated Notes are not refinanced by such date.  In addition, the ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  The Company had borrowings of $80.0 million outstanding under the ABL Facility as of July 4, 2009.

As of July 4, 2009, Ply Gem Industries had approximately $63.1 million of contractual availability and approximately $52.7 million of borrowing base availability under the ABL Facility, reflecting $80.0 million of borrowings outstanding and approximately $6.9 million of letters of credit issued.

The interest rates applicable to loans under the ABL Facility are, at the Company's option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of July 4, 2009, the Company’s interest rate on the ABL Facility was approximately 4.3%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1:1.0 if the Company’s borrowings under the ABL Facility exceed 85% of the $150.0 million commitment, or $127.5 million.

In July 2009, the Company amended the ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million, and change both the availability threshold for certain cash dominion events and compliance with the fixed charge and other covenants from 15% of revolving credit commitments to 15% of the lower of the revolving credit commitments or the borrowing base but not less than $20.0 million.  The Company must maintain excess availability of at least $20.0 million to avoid being subject to the fixed charge coverage ratio. As a condition to this availability increase, the applicable margins payable on the loans were increased and made subject to certain minimums.  Under the amended ABL Facility, the Company would have had approximately $88.1 million of contractual availability and approximately $52.7 million of borrowing base availability.

All obligations under the ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Ply Gem Industries and the Guarantors, including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing and a second-priority security interest in, and mortgages on, substantially all of Ply Gem Industries’ material owned real property and equipment and all assets that secure the Senior Secured Notes on a first-priority basis.  In addition to being secured by the collateral securing the obligations of Ply Gem Industries under the domestic collateral package, the obligations of CWD, which is a borrower under the Canadian sub-facility under the ABL Facility, are also secured by a first-priority security interest in substantially all of the assets of such Canadian subsidiary, plus additional mortgages in Canada, and a pledge by Ply Gem Industries of the remaining 35% of the equity interests of CWD pledged only to secure the Canadian sub-facility.

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its senior subordinated notes due 2012 (the “Senior Subordinated Notes”), which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August 2004, in connection with the MW acquisition, Ply Gem Industries issued an additional $135.0 million of Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding,  Inc. and its subsidiaries.  Ply Gem Industries pays interest semi-annually on February 15 and August 15 of each year.  See Note 13 for related party transaction related to the Senior Subordinated Notes.

On March 24, 2009, after receipt of the requisite consents, Ply Gem Industries entered into a Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”) among Ply Gem Industries, the Company, the other guarantors party thereto and U.S. Bank National Association, as trustee, containing the amendments to the indenture.  The Fifth Supplemental Indenture eliminated substantially all of the restrictive covenants of the indenture governing the Senior Subordinated Notes, including, among other things, the limitation on indebtedness, the change of control put provisions, the limitation on restricted payments, the limitation on liens, the limitation on asset sales, the limitation on transactions with affiliates, the limitation on dividends and other restrictions affecting restricted subsidiaries, the limitation on layering indebtedness and the limitation on the issuance or sale of equity interests in restricted subsidiaries.  The Fifth Supplemental Indenture also eliminated certain events of default in the indenture governing the Senior Subordinated Notes.  The amendments contained in the Fifth Supplemental Indenture became operative upon completion of the purchase of a specified amount of the Senior Subordinated Notes by certain affiliates of the Company’s controlling stockholder.  In connection with this debt modification, the Company incurred third-party fees of approximately $2.3 million during the six months ended July 4, 2009 which has been recorded within interest expense in the condensed consolidated statement of operations.

Senior Term Loan Facility

The Company’s senior facilities with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to approximately $762.1 million.  On May 23, 2008, the Company entered into an amendment of the fifth amended and restated credit agreement which consisted of changes to certain debt covenant ratios.  The amendment also increased the interest rate on the term loan and extended the maturity of the revolving credit facility from February 12, 2009 to August 12, 2010.  On May 23, 2008, Ply Gem received from CI Capital Partners LLC a $30.0 million cash equity contribution as a condition to the credit facility amendment.  On June 9, 2008, the Company used the proceeds from the Senior Secured Notes offering to pay off the obligations under the senior term loan facility.

As a result of the debt amendment that occurred on May 23, 2008 and the issuance of Senior Secured Notes on June 9, 2008, the Company evaluated its financing costs and expensed approximately $27.6 million of fees in the three and six month periods ended June 28, 2008 which has been recorded within interest expense on the condensed consolidated statement of operations.  The Company deferred costs of approximately $26.6 million in conjunction with this transaction which have been recorded within other long-term assets in the condensed consolidated balance sheets.

The following table summarizes the Company’s long-term debt maturities due in each twelve month period after July 4, 2009:

(Amounts in thousands)
July 3, 2010	$-
July 2, 2011	-
June 30, 2012	360,126
June 29, 2013	774,555
June 28, 2014 and thereafter	-
$1,134,681

The $80.0 million outstanding under the ABL Facility as of July 4, 2009 has been included in the twelve month period ending June 29, 2013, as this represents the contractual maturity date assuming the Senior Subordinated Notes are refinanced by October 15, 2011.

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan.

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the six months ended July 4, 2009	For the six months ended June 28, 2008
	(Amounts in thousands)

Service cost	$88	$97
Interest cost	1,000	1,011
Expected return on plan assets	(732)	(1,101)
Amortization of loss	252	-
Net periodic expense	$608	$7

7.  COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of Ply Gem Industries from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $7.6 million and $7.8 million at July 4, 2009 and December 31, 2008, respectively.  The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries.  As of July 4, 2009 and December 31, 2008, the Company has recorded liabilities in relation to these indemnifications of approximately $2.7 million and $2.7 million, respectively, in current liabilities and $4.9 million and $5.1 million, respectively, in long-term liabilities, consisting of the following:

	(Amounts in thousands)
	July 4, 2009	December 31, 2008
Product claim liabilities	$3,611	$3,718
Multi-employer pension plan withdrawal liability	3,392	3,492
Other	577	584
	$7,580	$7,794

The Company sells a number of products and offers a number of warranties on these products.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs expected to be incurred under their warranties and records a liability for such costs at the time of sale, which is recorded in both accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of July 4, 2009 and December 31, 2008, warranty liabilities of approximately $10.3 million and $12.1 million, respectively, have been recorded in current liabilities and approximately $33.9 million and $33.6 million, respectively, have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:
	For the six months ended July 4, 2009	For the six months ended June 28, 2008
	(Amounts in thousands)
Balance, beginning of period	$45,653	$49,899
Warranty expense during period	6,527	2,667
Settlements made during period	(7,976)	(4,417)
Liability assumed with Pacific Windows acquisition	-	644
Balance, end of period	$44,204	$48,793

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

8.  ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at July 4, 2009 and December 31, 2008:

	July 4, 2009	December 31, 2008
	(Amounts in thousands)

Insurance	$5,248	$5,169
Employee compensation and benefits	5,790	6,705
Sales and marketing	19,758	18,023
Product warranty	10,276	12,069
Short-term product claim liability	2,321	2,321
Accrued freight	1,537	748
Interest	17,675	17,238
Accrued severance	336	471
Accrued pension	1,810	1,810
Accrued deferred compensation	1,886	1,886
Accrued taxes	2,602	1,188
Other	10,403	8,676
	$79,642	$76,304

Other long-term liabilities consist of the following at July 4, 2009 and December 31, 2008:

	July 4, 2009	December 31, 2008
	(Amounts in thousands)

Insurance	$3,522	$3,697
Pension liabilities	10,950	10,744
Multi-employer pension withdrawal liability	3,392	3,492
Product warranty	33,928	33,584
Long-term product claim liability	1,290	1,396
Long-term deferred compensation	3,682	3,416
Liabilities for tax uncertainties	10,023	7,806
Other	5,196	4,098
	$71,983	$68,233

9.   RESTRUCTURING

In September 2008, the Company commenced its plan to move certain metal production from its Valencia, Pennsylvania facility to its Sidney, Ohio facility.  The Valencia facility remained open on a reduced production schedule, primarily performing contract coating for third parties.  Total costs to move this production were expected to be approximately $2.2 million consisting of termination benefits, contract termination costs and other restructuring costs of approximately $0.8 million, $0.2 million and $1.2 million, respectively.

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

The following table summarizes the Company’s restructuring activity for the six months ended July 4, 2009:

(Amounts in thousands)	Accrued as of	Adjustments	Cash payments	Expensed	Accrued as of
	December 31, 2008	during 2009	during 2009	during 2009	July 4, 2009
Valencia
Severance costs	$243	$-	$(362)	$119	$-
Equipment removal and other	-	-	(838)	838	-
	$243	$-	$(1,200)	$957	$-

Hammonton
Severance costs	$217	$(36)	$(869)	$688	$-
Other termination benefits	-	136	(136)	-	-
Contract terminations	-	312	(231)	2,472	2,553
Equipment removal and other	-	-	(170)	170	-
	$217	$412	$(1,406)	$3,330	$2,553

Phoenix
Severance costs	$11	$-	$(43)	$32	$-
Other termination benefits	-	16	(16)	-	-
Contract terminations	-	-	(306)	1,402	1,096
Equipment removal and other	-	-	(184)	184	-
	$11	$16	$(549)	$1,618	$1,096

Kearney
Severance costs	$-	$-	$(471)	$634	163
Equipment removal and other	-	-	(128)	128	-
	$-	$-	$(599)	$762	$163

Tupelo
Severance costs	$-	$-	$(115)	$148	$33
Equipment removal and other	-	-	(34)	34	-
	$-	$-	$(149)	$182	$33

Auburn
Severance costs	$-	$-	$-	$140	$140
Contract terminations	-		-	-	-
Equipment removal and other	-	-	(10)	10	-
	$-	$-	$(10)	$150	$140

For the three and six month periods ended July 4, 2009, the Company incurred costs of approximately $3.7 million and $7.0 million, respectively.  For the three months ended July 4, 2009, approximately $1.0 million was recorded in selling, general and administrative expenses in the Siding, Fencing and Stone segment and approximately $2.7 million was recorded primarily in selling, general and administrative expenses in the Windows and Doors segment.  For the six months ended July 4, 2009, approximately $1.7 million was recorded in selling, general and administrative expenses in the Siding, Fencing and Stone segment and approximately $5.3 million was recorded primarily in selling, general and administrative expenses in the Windows and Doors segment.

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

Estimates are required with respect to, among other things, the appropriate state income tax rates to use in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, and Ply Gem Industries and its subsidiaries.  The existing tax sharing agreement between Ply Gem Holdings and Ply Gem Investment Holdings, Inc., under which tax liabilities for each respective party are computed on a stand-alone basis, was amended during 2006 to include Ply Gem Prime Holdings, Inc.  U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  CWD Windows and Doors files separate Canadian income tax returns.

Income taxes for the interim periods presented have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate in accordance with FASB Interpretation No. 18, “Accounting for Income Taxes in Interim Periods-an interpretation of APB Opinion No. 28”.  In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax loss, the Company includes certain items treated as discrete events to arrive at an estimated overall tax amount.  As of July 4, 2009, the Company’s estimated effective income tax rate for the full year was approximately 19.1%, which varied from the statutory rate primarily due to state tax expense and an increase in the valuation allowance.  A full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  The Company currently has goodwill of approximately $13.3 million that is not amortized and in a deferred tax liability position as of July 4, 2009.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.  During the three and six months ended July 4, 2009, the Company’s valuation allowance increased by approximately $1.8 million and $17.2 million, respectively. As of June 28, 2008, the Company’s estimated effective tax rate for the full year was 35.0%.

During March 2009, affiliates of the Company’s controlling stockholder purchased a majority of the Senior Subordinated Notes.  The Company determined that approximately $95.7 million would be considered cancellation of indebtedness (“COD”) income as the acquiring party was deemed a related party for tax purposes.  In connection with this transaction, the Company realized the $95.7 million of COD income for income tax purposes during the period ended July 4, 2009.  However, the Company was able to offset this COD income by reducing certain tax attributes including net operating loss carryforwards and tax basis in certain assets in a total amount equal to the COD income.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”).  Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of COD income arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010.  The COD income can be deferred for five years and then included in taxable income ratably over the next five years.  The Company does not believe it will have any federal cash income tax expense associated with the COD income.

During 2009, the Company also filed an amended federal income tax return for the year ended December 31, 2005 in order to adjust its net operating loss limitations.  The Company recorded the resulting income tax benefit as an income tax receivable of approximately $4.1 million as of July 4, 2009, which has been recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of July 4, 2009.

Despite our belief that our tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities.  Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements in accordance with FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences.  The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.  During the three and six months ended July 4, 2009, the Company increased the tax contingency reserve by $0.9 million and $2.2 million, respectively, predominantly for state income tax items.  During the next twelve months, it is reasonably possible the Company may reverse approximately $6.0 million of tax contingency reserves primarily related to additional federal and state taxes that have expiring statutes of limitations.  The Company is not currently under audit with the Internal Revenue Service.

 11.  STOCK-BASED COMPENSATION

Stock Option Plan

A rollforward of stock options outstanding during the six months ended July 4, 2009 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2009	314,694	$48.79	7.83
Granted	-	-	-
Forfeited or expired	(6,900)	$44.20	-
Balance at July 4, 2009	307,794	$48.89	7.24

As of July 4, 2009, 51,994 options have vested.  At July 4, 2009, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over a weighted average period of 2.3 years.

Other Share-Based Compensation

Upon completion of the acquisition of Ply Gem, the acquisition of MW and the acquisition of AWC Holding Company and its subsidiaries (collectively, “Alenco”), certain members of management made a cash contribution to Ply Gem Prime Holdings, Inc. in exchange for shares of Ply Gem Prime Holdings, Inc.’s common stock.   Ply Gem Prime Holdings, Inc. is the sole shareholder of Ply Gem Investment Holdings, Inc., which is the sole shareholder of Ply Gem Holdings.

A rollforward of Ply Gem Prime Holdings, Inc.’s common stock shares during the six months ended July 4, 2009 is as follows.
Common Stock Shares Owned by Management
Balance at January 1, 2009	642,895
Shares issued	-
Shares repurchased	-
Balance at July 4, 2009	642,895

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

The following is a summary of the Company’s segment information:

	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(Amounts in thousands)		(Amounts in thousands)
Net Sales
Siding, Fencing, and Stone	$165,613	$209,250	$274,073	$356,310
Windows and Doors	94,963	132,030	169,254	241,343
	$260,576	$341,280	$443,327	$597,653

Operating Earnings (loss)
Siding, Fencing, and Stone	$27,758	$21,971	$20,236	$17,770
Windows and Doors	(3,005)	1,235	(24,682)	(6,321)
Unallocated	(2,928)	(2,333)	(6,537)	(4,860)
	$21,825	$20,873	$(10,983)	$6,589

	As of	As of
	July 4, 2009	December 31, 2008
Total assets
Siding, Fencing, and Stone	$646,837	$655,183
Windows and Doors	343,047	357,471
Unallocated	54,428	91,399
	$1,044,312	$1,104,053

13.  RELATED PARTY TRANSACTIONS

The Company has entered into two advisory agreements with an affiliate of CI Capital Partners LLC, formerly Caxton-Iseman Capital, LLC (the “Caxton-Iseman Party”), which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”.  The Caxton-Iseman Party provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.7 million and $0.7 million within selling, general, and administrative expenses for the three month periods ended July 4, 2009 and June 28, 2008, respectively, and approximately $1.4 million and $0.8 million within selling, general, and administrative expenses for the six month periods ended July 4, 2009 and June 28, 2008, respectively.

During March 2009, certain affiliates of the Company’s controlling stockholder acquired the majority of the outstanding Senior Subordinated Notes.  Such notes are outstanding as of July 4, 2009 and have been included within long-term debt on the condensed consolidated balance sheet.  In the future, the Company and its affiliates may consider conducting exchange or tender offers for its indebtedness or purchasing or otherwise acquiring its indebtedness.

14.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes and Senior Subordinated Notes were both issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of July 4, 2009 and December 31, 2008 and for the three and six month periods ended July 4, 2009 and June 28, 2008.  The non-guarantor information presented represents CWD, our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended July 4, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$245,790	$14,786	$-	$260,576
Costs and expenses:
Cost of products sold	-	-	187,498	10,333	-	197,831
Selling, general and
administrative expenses	-	2,925	30,318	2,765	-	36,008
Intercompany administrative
charges	-	-	2,461	-	(2,461)	-
Amortization of intangible assets	-	3	4,909	-	-	4,912
Total costs and expenses	-	2,928	225,186	13,098	(2,461)	238,751
Operating earnings (loss)	-	(2,928)	20,604	1,688	2,461	21,825
Foreign currency loss	-	-	-	(70)	-	(70)
Intercompany interest	-	30,272	(29,842)	(430)	-	-
Interest expense	-	(33,054)	(70)	-	-	(33,124)
Interest income	-	9	73	1	-	83
Intercompany administrative income	-	2,461	-	-	(2,461)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(3,240)	(9,235)	1,189	-	(11,286)
Equity in subsidiaries' income (loss)	(7,979)	(5,688)	-	-	13,667	-
Income (loss) before provision
(benefit) for income taxes	(7,979)	(8,928)	(9,235)	1,189	13,667	(11,286)
Provision (benefit) for income taxes	-	(949)	(2,683)	325	-	(3,307)
Net income (loss)	$(7,979)	$(7,979)	$(6,552)	$864	$13,667	$(7,979)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	1,605	-	1,605
Total comprehensive income (loss)	$(7,979)	$(7,979)	$(6,552)	$2,469	$13,667	$(6,374)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended June 28, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$319,358	$21,922	$-	$341,280
Costs and expenses:
Cost of products sold	-	-	258,481	14,445	-	272,926
Selling, general and
administrative expenses	-	2,333	36,158	4,078	-	42,569
Intercompany administrative
charges	-	-	3,195	-	(3,195)	-
Amortization of intangible assets	-	-	4,912	-	-	4,912
Total costs and expenses	-	2,333	302,746	18,523	(3,195)	320,407
Operating earnings (loss)	-	(2,333)	16,612	3,399	3,195	20,873
Foreign currency gain	-	-	-	56	-	56
Intercompany interest	-	18,351	(18,233)	(118)	-	-
Interest expense	-	(50,823)	13	(255)	-	(51,065)
Interest income	-	86	3	18	-	107
Intercompany administrative income	-	3,195	-	-	(3,195)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(31,524)	(1,605)	3,100	-	(30,029)
Equity in subsidiaries' income (loss)	(19,493)	970	-	-	18,523	-
Income (loss) before provision
(benefit) for income taxes	(19,493)	(30,554)	(1,605)	3,100	18,523	(30,029)
Provision (benefit) for income taxes	-	(11,061)	(498)	1,023	-	(10,536)
Net income (loss)	$(19,493)	$(19,493)	$(1,107)	$2,077	$18,523	$(19,493)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	594	-	594
Total comprehensive income (loss)	$(19,493)	$(19,493)	$(1,107)	$2,671	$18,523	$(18,899)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended July 4, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$419,413	$23,914	$-	$443,327
Costs and expenses:
Cost of products sold	-	-	350,090	17,432	-	367,522
Selling, general and
administrative expenses	-	6,534	65,065	5,371	-	76,970
Intercompany administrative
charges	-	-	4,198	-	(4,198)	-
Amortization of intangible assets	-	3	9,815	-	-	9,818
Total costs and expenses	-	6,537	429,168	22,803	(4,198)	454,310
Operating earnings (loss)	-	(6,537)	(9,755)	1,111	4,198	(10,983)
Foreign currency loss	-	-	-	(158)	-	(158)
Intercompany interest	-	60,623	(59,684)	(939)	-	-
Interest expense	-	(66,810)	(70)	-	-	(66,880)
Interest income	-	18	128	2	-	148
Intercompany administrative income	-	4,198	-	-	(4,198)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(8,508)	(69,381)	16	-	(77,873)
Equity in subsidiaries' income (loss)	(63,517)	(56,577)	-	-	120,094	-
Income (loss) before provision
(benefit) for income taxes	(63,517)	(65,085)	(69,381)	16	120,094	(77,873)
Provision (benefit) for income taxes	-	(1,568)	(12,792)	4	-	(14,356)
Net income (loss)	$(63,517)	$(63,517)	$(56,589)	$12	$120,094	$(63,517)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	1,197	-	1,197
Total comprehensive income (loss)	$(63,517)	$(63,517)	$(56,589)	$1,209	$120,094	$(62,320)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended June 28, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$556,054	$41,599	$-	$597,653
Costs and expenses:
Cost of products sold	-	-	470,772	28,035	-	498,807
Selling, general and
administrative expenses	-	4,860	69,543	8,028	-	82,431
Intercompany administrative
charges	-	-	5,563	-	(5,563)	-
Amortization of intangible assets	-	-	9,826	-	-	9,826
Total costs and expenses	-	4,860	555,704	36,063	(5,563)	591,064
Operating earnings (loss)	-	(4,860)	350	5,536	5,563	6,589
Foreign currency loss	-	-	-	(495)	-	(495)
Intercompany interest	-	40,509	(40,391)	(118)	-	-
Interest expense	-	(73,512)	29	(656)	-	(74,139)
Interest income	-	247	6	57	-	310
Intercompany administrative income	-	5,563	-	-	(5,563)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(32,053)	(40,006)	4,324	-	(67,735)
Equity in subsidiaries' income (loss)	(41,335)	(21,775)	-	-	63,110	-
Income (loss) before provision
(benefit) for income taxes	(41,335)	(53,828)	(40,006)	4,324	63,110	(67,735)
Provision (benefit) for income taxes	-	(12,493)	(15,333)	1,426	-	(26,400)
Net income (loss)	$(41,335)	$(41,335)	$(24,673)	$2,898	$63,110	$(41,335)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(579)	-	(579)
Total comprehensive income (loss)	$(41,335)	$(41,335)	$(24,673)	$2,319	$63,110	$(41,914)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of July 4, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$14,268	$3,910	$1,304	$-	$19,482
Accounts receivable, net	-	-	128,752	7,570	-	136,322
Inventories:
Raw materials	-	-	34,023	3,951	-	37,974
Work in process	-	-	19,292	941	-	20,233
Finished goods	-	-	33,313	2,226	-	35,539
Total inventory	-	-	86,628	7,118	-	93,746
Prepaid expenses and other
current assets	-	2,791	19,703	611	-	23,105
Deferred income taxes	-	-	-	2,800	-	2,800
Total current assets	-	17,059	238,993	19,403	-	275,455
Investments in subsidiaries	(304,929)	(268,455)	-	-	573,384	-
Property and Equipment, at cost:
Land	-	-	3,565	151	-	3,716
Buildings and improvements	-	-	34,466	884	-	35,350
Machinery and equipment	-	1,247	249,777	6,120	-	257,144
	-	1,247	287,808	7,155	-	296,210
Less accumulated depreciation	-	(342)	(137,171)	(2,939)	-	(140,452)
Total property and equipment, net	-	905	150,637	4,216	-	155,758
Other Assets:
Intangible assets, net	-	-	183,896	-	-	183,896
Goodwill	-	-	382,472	9,364	-	391,836
Intercompany note receivable	-	1,101,760	-	-	(1,101,760)	-
Other	-	36,464	903	-	-	37,367
Total other assets	-	1,138,224	567,271	9,364	(1,101,760)	613,099
	$(304,929)	$887,733	$956,901	$32,983	$(528,376)	$1,044,312

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$2,468	$54,620	$3,915	$-	$61,003
Accrued expenses and taxes	-	24,095	55,066	481	-	79,642
Total current liabilities	-	26,563	109,686	4,396	-	140,645
Deferred income taxes	-	-	1,932	-	-	1,932
Intercompany note payable	-	-	1,088,999	12,761	(1,101,760)	-
Other long term liabilities	-	31,418	39,610	955	-	71,983
Long-term debt	-	1,134,681	-	-	-	1,134,681
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,926	209,926	202,817	5,308	(418,051)	209,926
Retained earnings (accumulated deficit)	(510,510)	(510,510)	(486,143)	8,850	987,803	(510,510)
Accumulated other
comprehensive income (loss)	(4,345)	(4,345)	-	713	3,632	(4,345)
Total stockholder's equity (deficit)	(304,929)	(304,929)	(283,326)	14,871	573,384	(304,929)
	$(304,929)	$887,733	$956,901	$32,983	$(528,376)	$1,044,312

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$46,181	$4,490	$7,618	$-	$58,289
Accounts receivable, net	-	-	83,537	6,990	-	90,527
Inventories:
Raw materials	-	-	49,448	3,612	-	53,060
Work in process	-	-	27,137	948	-	28,085
Finished goods	-	-	40,133	2,134	-	42,267
Total inventory	-	-	116,718	6,694	-	123,412
Prepaid expenses and other
current assets	-	3,956	15,559	470	-	19,985
Deferred income taxes	-	-	13,924	2,943	-	16,867
Total current assets	-	50,137	234,228	24,715	-	309,080
Investments in subsidiaries	(242,628)	(289,731)	-	-	532,359	-
Property and Equipment, at cost:
Land	-	-	3,565	144	-	3,709
Buildings and improvements	-	-	34,378	828	-	35,206
Machinery and equipment	-	1,246	246,211	5,833	-	253,290
	-	1,246	284,154	6,805	-	292,205
Less accumulated depreciation	-	(257)	(119,426)	(2,511)	-	(122,194)
Total property and equipment, net	-	989	164,728	4,294	-	170,011
Other Assets:
Intangible assets, net	-	-	193,604	-	-	193,604
Goodwill	-	-	381,854	8,925	-	390,779
Intercompany note receivable	-	1,107,260	-	-	(1,107,260)	-
Other	-	40,273	306	-	-	40,579
Total other assets	-	1,147,533	575,764	8,925	(1,107,260)	624,962
	$(242,628)	$908,928	$974,720	$37,934	$(574,901)	$1,104,053

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$1,070	$55,304	$3,229	$-	$59,603
Accrued expenses and taxes	-	24,600	49,795	1,909	-	76,304
Total current liabilities	-	25,670	105,099	5,138	-	135,907
Deferred income taxes	-	-	28,355	-	-	28,355
Intercompany note payable	-	-	1,088,999	18,261	(1,107,260)	-
Other long term liabilities	-	11,700	55,623	910	-	68,233
Long-term debt	-	1,114,186	-	-	-	1,114,186
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,908	209,908	126,198	5,389	(341,495)	209,908
Retained earnings (accumulated deficit)	(446,993)	(446,993)	(429,554)	8,838	867,709	(446,993)
Accumulated other
comprehensive income (loss)	(5,543)	(5,543)	-	(602)	6,145	(5,543)
Total stockholder’s equity (deficit)	(242,628)	(242,628)	(303,356)	13,625	532,359	(242,628)
	$(242,628)	$908,928	$974,720	$37,934	$(574,901)	$1,104,053

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 4, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income (loss)	$(63,517)	$(63,517)	$(56,589)	$12	$120,094	$(63,517)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	85	27,657	342	-	28,084
Non-cash interest expense, net	-	4,115	-	-	-	4,115
Loss on foreign currency transactions	-	-	-	158	-	158
Gain on sale of assets	-	-	(4)	-	-	(4)
Deferred income taxes	-	-	(12,499)	202	-	(12,297)
Equity in subsidiaries' net income (loss)	63,517	56,577	-	-	(120,094)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(45,215)	(235)	-	(45,450)
Inventories	-	-	30,090	(96)	-	29,994
Prepaid expenses and other
current assets	-	1,164	(4,687)	(115)	-	(3,638)
Accounts payable	-	1,398	(608)	436	-	1,226
Accrued expenses and taxes	-	1,595	(3,029)	11,956	-	10,522
Cash payments on restructuring liabilities	-	-	(3,913)	-	-	(3,913)
Other	-	18	(163)	(89)	-	(234)
Net cash provided by (used in)
operating activities	-	1,435	(68,960)	12,571	-	(54,954)
Cash flows from investing
activities:
Capital expenditures	-	-	(3,869)	(61)	-	(3,930)
Proceeds from sale of assets	-	-	70	-	-	70
Other	-	-	(109)	-	-	(109)
Net cash used in
investing activities	-	-	(3,908)	(61)	-	(3,969)
Cash flows from financing
activities:
Net revolver borrowings	-	20,000	-	-	-	20,000
Proceeds from intercompany						-
investment	-	(53,323)	72,288	(18,965)	-	-
Debt issuance costs paid	-	(25)	-	-	-	(25)
Net cash provided by (used in)
financing activities	-	(33,348)	72,288	(18,965)	-	19,975
Impact of exchange rate movement
on cash	-	-	-	141	-	141
Net decrease in cash
and cash equivalents	-	(31,913)	(580)	(6,314)	-	(38,807)
Cash and cash equivalents at the
beginning of the period	-	46,181	4,490	7,618	-	58,289
Cash and cash equivalents at the end
of the period	$-	$14,268	$3,910	$1,304	$-	$19,482

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 28, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income (loss)	$(41,335)	$(41,335)	$(24,673)	$2,898	$63,110	$(41,335)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	67	30,211	402	-	30,680
Non-cash interest expense, net	-	3,580	-	-	-	3,580
Loss on foreign currency transactions	-	-	-	495	-	495
Loss on sale of assets	-	-	837	-	-	837
Write-off debt financing costs	-	14,047	-	-	-	14,047
Deferred income taxes	-	-	(27,429)	212	-	(27,217)
Equity in subsidiaries' net income	41,335	21,775	-	-	(63,110)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(65,940)	(732)	-	(66,672)
Inventories	-	-	2,453	(1,304)	-	1,149
Prepaid expenses and other
current assets	-	1,031	(6,007)	(195)	-	(5,171)
Accounts payable	-	1,003	33,987	735	-	35,725
Accrued expenses and taxes	-	2,469	(1,928)	(2,522)	-	(1,981)
Cash payments on restructuring liabilities	-	-	(6,245)	-	-	(6,245)
Other	-	-	17	137	-	154
Net cash provided by (used in)
operating activities	-	2,637	(64,717)	126	-	(61,954)
Cash flows from investing
activities:
Capital expenditures	-	(556)	(6,087)	(396)	-	(7,039)
Proceeds from sale of assets	-	5,810	2,993	-	-	8,803
Other	-	(127)	-	-	-	(127)
Net cash provided by (used in)
investing activities	-	5,127	(3,094)	(396)	-	1,637
Cash flows from financing
activities:
Proceeds from long-term debt	-	693,504	-	-	-	693,504
Net revolver borrowings	-	40,000	-	-	-	40,000
Proceeds from intercompany						-
investment	-	(82,257)	63,996	18,261	-	-
Payments on long-term debt	-	(657,347)	-	(20,563)	-	(677,910)
Debt issuance costs paid	-	(24,843)	-	-	-	(24,843)
Equity contributions	-	30,000	-	-	-	30,000
Equity repurchases	-	(793)	-	-	-	(793)
Net cash provided by (used in)
financing activities	-	(1,736)	63,996	(2,302)	-	59,958
Impact of exchange rate movement
on cash	-	-	-	(214)	-	(214)
Net increase (decrease) in cash
and cash equivalents	-	6,028	(3,815)	(2,786)	-	(573)
Cash and cash equivalents at the
beginning of the period	-	40,446	5,423	6,184	-	52,053
Cash and cash equivalents at the end
of the period	$-	$46,474	$1,608	$3,398	$-	$51,480

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited Condensed Consolidated Financial Statements and Accompanying Notes presented in this Form 10-Q should be read in conjunction with information set forth in Ply Gem Holdings’ Annual Report on Form 10-K.  Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements”.  See “Special Note Regarding Forward-Looking Statements.”  As used in this Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our” refer to Ply Gem Holdings and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

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

Comparability.   All periods after the USV acquisition in October 2008 include the results of operations of USV.  As a result, the three and six month periods ended July 4, 2009 will not be directly comparable to the three and six month periods ended June 28, 2008.

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

(Amounts in thousands)
	Three months ended		Six months ended
	July 4, 2009	June 28, 2008	July 4, 2009	June 28, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Sales
Siding, Fencing, and Stone	$165,613	$209,250	$274,073	$356,310
Windows and Doors	94,963	132,030	169,254	241,343
Operating earnings (loss)
Siding, Fencing, and Stone	27,758	21,971	20,236	17,770
Windows and Doors	(3,005)	1,235	(24,682)	(6,321)
Unallocated	(2,928)	(2,333)	(6,537)	(4,860)
Foreign currency gain (loss)
Windows and Doors	(70)	56	(158)	(495)
Interest expense, net
Siding, Fencing, and Stone	73	13	128	29
Windows and Doors	(69)	(234)	(68)	(593)
Unallocated	(33,045)	(50,737)	(66,792)	(73,265)
Income tax benefit
Unallocated	3,307	10,536	14,356	26,400

Net loss	$(7,979)	$(19,493)	$(63,517)	$(41,335)

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

Siding, Fencing and Stone Segment

	For the three months ended
(Dollars in thousands)	July 4, 2009		June 28, 2008
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$165,613	100%	$209,250	100%
Cost of products sold	118,808	71.7%	164,272	78.5%
Gross profit	46,805	28.3%	44,978	21.5%
SG&A expense	16,913	10.2%	20,870	10.0%
Amortization of intangible assets	2,134	1.3%	2,137	1.0%
Operating earnings	$27,758	16.8%	$21,971	10.5%

Net Sales

Net sales for the three months ended July 4, 2009 decreased compared to the same period in 2008 by approximately $43.6 million, or 20.9%. The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts, which negatively impacted the new construction sector and overall softness in repair and remodeling expenditures.  These market conditions negatively impacted demand for our products.  According to the U.S. Census Bureau, second quarter 2009 single family housing starts are estimated to show a decline of approximately 36.2% from actual levels achieved in the second quarter of 2008.  Additionally, according to the National Association of Home Builder’s (“NAHB”) July 2009 forecast, single family housing starts are expected to decline in 2009 by 29.3% as compared to their full year 2008 estimate.  The decrease in net sales that resulted from industry wide market demand declines was partially offset by market share gains from sales to new customers and/or expanded sales to existing customers from additional products or sales in new geographical regions and sales from USV, which was acquired in October 2008.

Cost of Products Sold

Cost of products sold for the three months ended July 4, 2009 decreased compared to the same period in 2008 by approximately $45.5 million, or 27.7%. The decrease in cost of products sold was primarily due to lower sales as previously discussed and decreased raw material costs, primarily PVC resin and aluminum, as well as lower freight costs driven by lower oil costs. The gross profit percentage for the three months ended July 4, 2009 increased from the same period in 2008 from 21.5% to 28.3%.  The improvement in gross profit percentage resulted from decreased raw material and freight cost discussed above, partially offset by lower selling prices. In addition, our gross profit improved as a result of management’s initiatives to reduce fixed expenses which included the closure of the vinyl siding plant in Denison, Texas, which ceased production in 2008 and the consolidation of our metal accessory production from our Valencia, Pennsylvania facility into our Sidney, Ohio facility which occurred during the later part of 2008 and early 2009. Finally, on April 2, 2009 the Company announced that it would shift the majority of the production from its Kearney, Missouri vinyl siding manufacturing facility into its other three vinyl siding manufacturing facilities. The improvement in gross profit that resulted from management’s initiatives was partially offset by initial costs associated with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers.

Selling, general and administrative expenses

SG&A expenses for the three months ended July 4, 2009 decreased by approximately $4.0 million, or 19.0%, from the same period in 2008. The decrease in SG&A expense was due to lower administrative and other fixed expenses that have been reduced in light of current market conditions and a decrease in restructuring expense of approximately $2.1 million. The Company incurred restructuring expense of approximately $1.0 million for the three months ended July 4, 2009 and approximately $3.1 million for the same period in 2008. These reductions in lower administrative expenses and restructuring expense were partially offset by higher marketing expense related to brand conversion from Alcoa Home Exteriors to Mastic Home Exteriors, as well as SG&A expense associated with USV's operations which we acquired in October 2008.

Amortization of intangible assets

Amortization expense for the three months ended July 4, 2009 was consistent with the same period in 2008.

	For the six months ended
(Dollars in thousands)	July 4, 2009		June 28, 2008
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$274,073	100%	$356,310	100%
Cost of products sold	214,283	78.2%	294,810	82.7%
Gross profit	59,790	21.8%	61,500	17.3%
SG&A expense	35,290	12.9%	39,456	11.1%
Amortization of intangible assets	4,264	1.6%	4,274	1.2%
Operating earnings	$20,236	7.4%	$17,770	5.0%

Net Sales

Net sales for the six months ended July 4, 2009 decreased compared to the same period in 2008 by approximately $82.2 million, or 23.1%.  The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts, which negatively impacted the new construction sector and overall softness in repair and remodeling expenditures.  These market conditions negatively impacted demand for our products.  According to the U.S. Census Bureau, single family housing starts for the first six months of 2009 are estimated to show a decline of approximately 43.2% from actual levels achieved in the first six months of 2008.  Additionally, according to the NAHB’s July 2009 forecast, single family housing starts are expected to decline in 2009 by 29.3% as compared to their full year 2008 estimate.  The decrease in net sales that resulted from industry wide market demand declines was partially offset by market share gains from sales to new customers and/or expanded sales to existing customers from additional products or sales in new geographical regions and sales from USV, which was acquired in October 2008.

Cost of Products Sold

Cost of products sold for the six months ended July 4, 2009 decreased compared to the same period in 2008 by approximately $80.5 million, or 27.3%. The decrease in cost of products sold was primarily due to lower sales as previously discussed and decreased raw material costs, primarily PVC resin and aluminum, as well as lower freight costs driven by lower oil costs. Gross profit percentage for the six months ended July 4, 2009 increased from the same period in 2008 from 17.3% to 21.8%.  The improvement in gross profit percentage resulted from decreased raw material and freight cost discussed above, partially offset by lower selling prices. In addition, our gross profit improved as a result of management’s initiatives to reduce fixed expenses which included the closure of the vinyl siding plant in Denison, Texas, which ceased production in February of 2008 and the consolidation of our metal accessory production from our Valencia, Pennsylvania facility into our Sidney, Ohio facility which occurred during the later part of 2008 and early 2009.  Finally, on April 2, 2009 the Company announced that it would shift the majority of the production from its Kearney, Missouri vinyl siding manufacturing facility into its other three vinyl siding manufacturing facilities. The improvement in gross profit that resulted from management’s initiatives was partially offset by initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers.

Selling, general and administrative expenses

SG&A expenses for the six months ended July 4, 2009 decreased by approximately $4.2 million, or 10.6%, from the same period in 2008. The decrease in SG&A expense was due to lower administrative and other fixed expenses that have been reduced in light of current market conditions and a decrease in restructuring expense of approximately $3.2 million. The Company incurred restructuring expense of approximately $2.1 million and $5.3 million in the first six months of 2009 and 2008 respectively. These reductions in administrative expenses and restructuring expense were partially offset by higher marketing expense related to brand conversion from Alcoa Home Exteriors to Mastic Home Exteriors, as well as SG&A expense associated with USV's operations, which we acquired in October 2008.

Amortization of intangible assets

Amortization expense for the six months ended July 4, 2009 was consistent with the same period in 2008.

Windows and Doors Segment

	For the three months ended
(Dollars in thousands)	July 4, 2009		June 28, 2008
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$94,963	100%	$132,030	100%
Cost of products sold	79,023	83.2%	108,654	82.3%
Gross profit	15,940	16.8%	23,376	17.7%
SG&A expense	16,170	17.0%	19,366	14.7%
Amortization of intangible assets	2,775	2.9%	2,775	2.1%
Operating earnings (loss)	$(3,005)	-3.2%	$1,235	0.9%
Currency transaction gain (loss)	$(70)	-0.1%	$56	0.0%

Net Sales

Net sales for the three months ended July 4, 2009 decreased compared to the same period in 2008 by approximately $37.1 million, or 28.1%.  The decrease was due to lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as previously discussed.  The decrease in net sales that resulted from industry wide market demand declines was partially offset by market share gains from sales to new customers and/or expanded sales to existing customers from additional products or sales in new geographical regions.

Cost of Products Sold

Cost of products sold for the three months ended July 4, 2009 decreased compared to the same period in 2008 by approximately $29.6 million, or 27.3%. The decrease in costs of products was due to lower sales as previously discussed. Gross profit percentage for the three months ended July 4, 2009 declined from the same period in 2008 from 17.7% to 16.8%.  The decrease in gross profit percentage resulted from lower sales as fixed manufacturing costs were not reduced in direct proportion to lower sales.  In response to lower market demand, the Company closed its Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi window plants during the first six months of 2009 and will realign production within its three west coast window plants, including the consolidation of its window lineal production during 2009.  The closure of the three window plants and realignment of window and lineal production are intended to lower operating costs and improve future gross profit performance.

Selling, general and administrative expenses

SG&A expenses for the three months ended July 4, 2009 decreased by approximately $3.2 million, or 16.5%, from the same period in 2008. The decrease in SG&A expense was due to lower administrative and other fixed expenses that have been reduced in light of current market conditions.  Additionally, certain general and administrative expenses have been reduced as a result of centralizing various administrative functions of our U.S. window companies. These SG&A expense reductions were partially offset by higher restructuring expense of approximately $1.2 million that resulted from the previously discussed window plant closures and window lineal production consolidation, as well as, costs incurred to centralize various administrative functions in our U.S. window companies. The Company incurred restructuring expense of approximately $2.7 million for the three months ended July 4, 2009 and approximately $1.5 million for the same period in 2008.

Amortization of intangible assets

Amortization expense for the three months ended July 4, 2009 was consistent with the same period in 2008.

	For the six months ended
(Dollars in thousands)	July 4, 2009		June 28, 2008
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$169,254	100%	$241,343	100%
Cost of products sold	153,239	90.5%	203,997	84.5%
Gross profit	16,015	9.5%	37,346	15.5%
SG&A expense	35,146	20.8%	38,115	15.8%
Amortization of intangible assets	5,551	3.3%	5,552	2.3%
Operating loss	$(24,682)	-14.6%	$(6,321)	-2.6%
Currency transaction loss	$(158)	-0.1%	$(495)	-0.2%

Net Sales

Net sales for the six months ended July 4, 2009 decreased compared to the same period in 2008 by approximately $72.1 million, or 29.9%. The decrease was primarily due to lower sales of our new construction window products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts as previously discussed.  The decrease in net sales that resulted from industry wide market demand declines was partially offset by market share gains from sales to new customers and/or expanded sales to existing customers from additional products or sales in new geographical regions.

Cost of Products Sold

Cost of products sold for the six months ended July 4, 2009 decreased compared to the same period in 2008 by approximately $50.8 million, or 24.9%. The decrease in costs of products was due to lower sales as previously discussed. Gross profit percentage for the six months ended July 4, 2009 declined from the same period in 2008 from 15.5% to 9.5%.  The decrease in gross profit percentage resulted from lower sales as fixed manufacturing costs were not reduced in direct proportion to lower sales.  In response to lower market demand, the Company closed its Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi window plants during the first six months of 2009 and will realign production within its three west coast window plants, including the consolidation of its window lineal production during 2009.  The closure of the three window plants and realignment of window and lineal production are intended to lower operating costs and improve future gross profit performance.

Selling, general and administrative expenses

SG&A expenses for the six months ended July 4, 2009 decreased by approximately $3.0 million, or 7.8%, from the same period in 2008. The decrease in SG&A expense was due to lower administrative and other fixed expenses that have been reduced in light of current market conditions.  Additionally, certain general and administrative expenses have been reduced as a result of centralizing various administrative functions of our U.S. window companies. These SG&A expense reductions were partially offset by higher restructuring expense of approximately $2.9 million that resulted from the previously discussed window plant closures and window lineal production consolidation, as well as costs incurred to centralize various administrative functions in our U.S. window companies. The Company incurred restructuring expense of approximately $5.4 million and $2.5 million in the first six months of 2009 and 2008, respectively.

Amortization of intangible assets

Amortization expense for the six months ended July 4, 2009 was consistent with the same period in 2008.

Unallocated Operating Earnings, Interest, and Benefit for Income Taxes

	For the three months ended
(Amounts in thousands)	July 4, 2009	June 28, 2008
	(unaudited)	(unaudited)
Statement of operations data:
Operating loss	$(2,928)	$(2,333)
Interest expense	(33,054)	(50,823)
Interest income	9	86
Benefit for income taxes	$3,307	$10,536

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  Unallocated operating loss for the three months ended July 4, 2009 increased by approximately $0.6 million over the same period in 2008.  The increase was driven by the expansion of the corporate office and centralization of back office functions from the field to the corporate office.  The operating loss for the three months ended July 4, 2009 includes approximately $3,000 of intangible asset amortization expense.

Interest expense

Interest expense for the three months ended July 4, 2009 decreased by approximately $17.7 million over the same period in 2008.  The decrease was primarily due to approximately $27.6 million of interest costs incurred in the second quarter of 2008 related to the issuance of new debt (approximately $14.0 million of deferred financing costs associated with previous debt, approximately $6.8 million for a prepayment premium and approximately $6.8 million of bank amendment fees that were subsequently retired).  This decrease was partially offset by interest of approximately $20.9 million on the Senior Secured Notes in the second quarter of 2009 as compared to approximately $4.6 million interest paid in the second quarter of 2008 after the issuance on June 9, 2008 and the approximate $8.0 million of interest in 2008 on the Company’s previous term loan which was repaid on June 9, 2008.  Also offsetting the decrease is approximately $1.4 million of interest charges related to the debt modification which occurred in March 2009, and approximately $0.2 million due to interest paid on increased borrowings under the ABL Facility in 2009 as compared to 2008.

Income taxes

The income tax benefit for the three months ended July 4, 2009 decreased by approximately $7.2 million over the same period in 2008 primarily due to the larger loss before income taxes of approximately $30.0 million compared to approximately $11.3 million caused by the $27.6 million write off of deferred financing costs for the three months ended June 28, 2008.  During the quarter ended July 4, 2009, the Company increased their valuation allowance by approximately $1.8 million. As of July 4, 2009, the Company’s estimated effective income tax rate for the full year was approximately 19.1% which varied from the statutory rate primarily due to state tax expense and an increase in the valuation allowance.  A full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  The Company currently has goodwill of approximately $13.3 million that is not amortized and in a deferred tax liability position as of July 4, 2009.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

During March 2009, certain affiliates of our controlling stockholder purchased a majority of the Senior Subordinated Notes.  The Company determined that approximately $95.7 million would be considered cancellation of indebtedness (“COD”) income as the acquiring party was deemed a related party for tax purposes.  In connection with this transaction, the Company realized the $95.7 million of COD income for income tax purposes during the period ended July 4, 2009.  However, the Company was able to offset this COD income by reducing certain tax attributes including net operating loss carryforwards and the tax basis in certain assets in a total amount equal to the COD income.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”).  Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of COD income arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010.  The COD income can be deferred for five years and then included in taxable income ratably over the next five years.  The Company does not believe it will have any federal cash income tax expense associated with the COD income.

During the quarter ended June 28, 2008, the Company’s effective tax rate was 35.0% which was consistent with the Company’s expectations for the full 2008 fiscal year.

	For the six months ended
(Amounts in thousands)	July 4, 2009	June 28, 2008
	(unaudited)	(unaudited)
Statement of operations data:
Operating loss	$(6,537)	$(4,860)
Interest expense	(66,810)	(73,512)
Interest income	18	247
Benefit for income taxes	$14,356	$26,400

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  Unallocated operating loss for the six months ended July 4, 2009 increased by approximately $1.7 million over the same period in 2008.  The increase was driven by the expansion of the corporate office and centralization of back office functions from the field to the corporate office.  The operating loss for the six months ended July 4, 2009 includes approximately $3,000 of intangible asset amortization expense.

Interest expense

Interest expense for the six months ended July 4, 2009 decreased by approximately $6.7 million over the same period in 2008.  The decrease was primarily due to approximately $27.6 million of interest costs incurred in the second quarter of 2008 related to the issuance of new debt (approximately $14.0 million of deferred financing costs associated with previous debt, approximately $6.8 million for a prepayment premium and approximately $6.8 million of bank amendment fees that were subsequently retired).  This decrease was partially offset by interest of approximately $42.3 million on the Senior Secured Notes in the second quarter of 2009 as compared to approximately $4.6 million interest paid in the second quarter of 2008 after the issuance on June 9, 2008 and the approximately $20.6 million of interest in 2008 on the Company’s previous term loan which was repaid on June 9, 2008.  Also offsetting the decrease is approximately $2.5 million of interest charges related to the debt modification which occurred in March 2009, and approximately $1.3 million due to interest paid on increased borrowings under the ABL Facility in 2009 as compared to 2008.

Income taxes

The income tax benefit for the six months ended July 4, 2009 decreased by approximately $12.0 million over the same period in 2008 due to an increase in the Company's valuation allowance.  During the six months ended July 4, 2009, the Company increased their valuation allowance by approximately $17.2 million. As of July 4, 2009 the Company’s estimated effective income tax rate for the full year was approximately 19.1% which varied from the statutory rate primarily due to state tax expense and an increase in the valuation allowance.  A valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  The Company currently has goodwill of approximately $13.3 million that is not amortized and in a deferred tax liability position as of July 4, 2009.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

During March 2009, certain affiliates of our controlling stockholder purchased a majority of the Senior Subordinated Notes.  The Company determined that approximately $95.7 million would be considered cancellation of indebtedness (“COD”) income as the acquiring party was deemed a related party for tax purposes.  In connection with this transaction, the Company realized the $95.7 million of COD income for income tax purposes during the period ended July 4, 2009.  However, the Company was able to offset this COD income by reducing certain tax attributes including net operating loss carryforwards and the tax basis in certain assets in a total amount equal to the COD income.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”).  Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of COD income arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010.  The COD income can be deferred for five years and then included in taxable income ratably over the next five years.  The Company does not believe it will have any federal cash income tax expense associated with the COD income.

During the six months ended July 4, 2009, the Company also filed an amended federal income tax return for the year ended December 31, 2005 in order to adjust its net operating loss limitations.  The Company recorded the resulting income tax benefit as an income tax receivable of approximately $4.1 million as of July 4, 2009, which has been recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of July 4, 2009.

Liquidity and Capital Resources

Our primary cash needs are for working capital, capital expenditures and debt service.  We finance these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ ABL Facility.

Cash used in operating activities

Net cash used in operating activities for the six months ended July 4, 2009 was approximately $55.0 million.  Net cash used in operating activities for the six months ended June 28, 2008 was approximately $62.0 million.  The decrease in cash used in operating activities for 2009 as compared to 2008 was primarily driven by positive working capital changes.

Cash provided by (used in) investing activities

Net cash used in investing activities for the six months ended July 4, 2009 was approximately $4.0 million.  Net cash provided by investing activities for the six months ended June 28, 2008 was approximately $1.6 million.  The cash used in investing activities for the six months ended July 4, 2009 was primarily used for capital expenditures.  The cash provided by investing activities for the six months ended June 28, 2008 was predominantly from the sale of assets of approximately $8.8 million, partially offset by capital expenditures of approximately $7.0 million.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended July 4, 2009 was approximately $20.0 million, primarily from revolver borrowings.  Net cash provided by financing activities for the six months ended June 28, 2008 was approximately $60.0 million and consisted of $40.0 million from revolver borrowings, approximately $15.6 million proceeds from long-term debt, and a $30.0 million cash equity contribution that the Company received from CI Capital Partners LLC, partially offset by approximately $24.8 million of debt issuance costs and approximately $0.8 million of repurchased equity.

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

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the closing of the issuance of the Senior Secured Notes on June 9, 2008, the Company and its subsidiaries entered into the ABL Facility, which initially provided for revolving credit financing of up to $135.0 million, and was subsequently increased to $150.0 million as of August 14, 2008, subject to borrowing base availability, with a maturity of five years (June 2013), including sub-facilities for letters of credit, swingline loans and borrowings in Canadian dollars and United States dollars by CWD.   However, the ABL Facility will mature on October 15, 2011 if Ply Gem Industries’ Senior Subordinated Notes are not refinanced by such date.  In addition, the ABL Facility provided that the revolving commitments may be further increased to $200.0 million, subject to certain terms and conditions.

All obligations under the ABL Facility are fully and unconditionally guaranteed by substantially all of Ply Gem Industries’ existing and future, direct and indirect, wholly-owned domestic subsidiaries, and in any event by all subsidiaries that guarantee the notes. All obligations under the ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of the Company, Ply Gem Industries and the guarantors, including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing and a second-priority security interest in, and mortgages on, substantially all of Ply Gem Industries’ material owned real property and equipment and all assets that secure the notes on a first-priority basis.

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

As of July 4, 2009, Ply Gem Industries had approximately $63.1 million of contractual availability and approximately $52.7 million of borrowing base availability under the Original ABL Facility, reflecting $80.0 million of borrowings outstanding and approximately $6.9 million of letters of credit.

The interest rates applicable to loans under our ABL Facility are, at the Company's option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of July 4, 2009, the Company’s interest rate on the ABL Facility was approximately 4.3%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1:1.0 if the Company’s borrowings under the ABL Facility exceed 85% of the $150.0 million commitment, or $127.5 million.

In July 2009, the Company amended the ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million, and change both the availability threshold for certain cash dominion events and compliance with the fixed charge and other coverage from 15% of revolving credit commitments to 15% of the lower of the revolving credit commitments or the borrowing base but not less than $20.0 million. The Company must also maintain excess availability of at least $20.0 million to avoid being subject to the fixed charge coverage ratio. As a condition to this availability increase, the applicable margins payable on the loans were increased and made subject to certain minimums. Under the amended ABL Facility, the Company would have had approximately $88.1 million of contractual availability and approximately $52.7 million of borrowing base availability.

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

In March 2009, certain affiliates of the Company’s controlling stockholder acquired a majority of the outstanding Senior Subordinated Notes.

On March 24, 2009, after receipt of the requisite consents, Ply Gem Industries entered into a Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”) among Ply Gem Industries, the Company, the other guarantors party thereto and U.S. Bank National Association, as trustee, containing the amendments to the indenture governing Ply Gem Industries' Senior Subordinated Notes.  The Fifth Supplemental Indenture eliminated substantially all of the restrictive covenants of the indenture governing the Senior Subordinated Notes, including, among other things, the limitation on indebtedness, the change of control put provisions, the limitation on restricted payments, the limitation on liens, the limitation on asset sales, the limitation on transactions with affiliates, the limitation on dividends and other restrictions affecting restricted subsidiaries, the limitation on layering indebtedness and the limitation on the issuance or sale of equity interests in restricted subsidiaries.  The Fifth Supplemental Indenture also eliminated certain events of default in the indenture governing the Senior Subordinated Notes.  The amendments contained in the Fifth Supplemental Indenture became operative upon completion of the purchase of a specified amount of the Senior Subordinated Notes by certain affiliates of our controlling stockholders.

In the future, the Company and its affiliates may consider conducting exchange or tender offers for its indebtedness or purchasing or otherwise acquiring its indebtedness.

Liquidity requirements

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of our ABL Facility.  As of July 4, 2009, we had approximately $1,134.7 million of indebtedness and $63.1 million of contractual availability under the ABL Facility and approximately $52.7 million of borrowing base availability reflecting $80.0 million of ABL borrowings and approximately $6.9 million of letters of credit issued under the ABL Facility.  Under the ABL Facility as amended in July 2009, the Company would have had $88.1 million of contractual availability and approximately $52.7 million of borrowing base availability.

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

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in the Company’s Annual Report on Form 10-K, the Company has a potential obligation related to certain tax issues of approximately $10.0 million, including interest of approximately $1.3 million.  The timing of the potential tax payments is unknown.

Inflation / Seasonality

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

Recent Accounting Pronouncements

See “Note 1 – Summary of Significant Accounting Policies” to the condensed consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and the “Risk Factors” and other cautionary statements included herein.  We are under no duty to update any of the forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform such statements to actual results or to changes in our expectations.

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

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $150.0 million as of July 4, 2009, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility is fully drawn as of July 4, 2009, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.4 million per year.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and six month periods ended July 4, 2009, the net impact of foreign currency changes to the Company’s results of operations was a loss of $0.1 million and $0.2 million, respectively.  The impact of foreign currency changes related to translation resulted in a decrease in stockholder’s (deficit) of approximately $1.2 million for the six months ended July 4, 2009.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At July 4, 2009, we did not have any outstanding foreign currency hedging contracts.

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

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of July 4, 2009.

In our Quarterly Report on Form 10-Q for the three months ended April 4, 2009 filed on May 19, 2009, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of April 4, 2009. In connection with the restatement of our Quarterly Report on Form 10-Q for the three months ended April 4, 2009 filed on August 14, 2009, our management, including our Chief Executive Officer and Chief Financial Officer, performed a re-evaluation and concluded that our disclosure controls and procedures were not effective as of April 4, 2009, as a result of a material weakness in our internal control over financial reporting as discussed below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As of July 4, 2009, we did not maintain effective controls to ensure the accuracy of the provision for income taxes. Specifically, the requisite level of skills and resources in accounting for income taxes is inadequate and the Company’s procedures for preparing, analyzing, reconciling, and reviewing its income tax provision and income tax balance sheet accounts did not provide timely and effective internal control. This deficiency resulted in an error to the unaudited condensed consolidated financial statements for the three months ended April 4, 2009. Additionally, this control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

In light of the material weakness described above, we have performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations, and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are likely to materially effect, our internal control over financial reporting.

Management’s Remediation Initiatives

As a result of the material weakness, we continue to evaluate and make changes to improve our internal control over financial reporting, including but not limited to, the hiring of additional personnel having sufficient knowledge and experience in tax to strengthen the controls around the tax provision or the engagement of outside tax specialists to assist us with the preparation and review of the income tax provision, as well as enhancing the review process associated with the preparation of the income tax provision.

Management has not yet implemented all of the measures described above and/or tested them. We continue to evaluate our internal control over financial reporting and may modify these measures or implement additional measures in the future.

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

Item 6.        EXHIBITS

(a)      Exhibits

Exhibit No.    Description of Exhibits

* 4.1
Amendment and Restatement Agreement, dated as of July 16, 2009, to the Credit Agreement dated as of June 9, 2008, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., CWD Windows and Doors, Inc., the other borrowers named therein, each lender from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, U.S. Swing Line Lender and U.S. L/C Issuer, General Electric Capital Corporation, as Collateral Agent, Credit Suisse, Toronto Branch, as Canadian Swing Line Lender and Canadian L/C Issuer, and the other agents party thereto.

* 4.2
Credit Agreement, dated June 9, 2008, as amended and restated as of July 16, 2009, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., CWD Windows and Doors, Inc., the other borrowers named therein, each lender from time to time party thereto, Credit Suisse, as Administrative Agent, U.S. Swing Line Lender and U.S. L/C Issuer, General Electric Capital Corporation, as Collateral Agent, Credit Suisse, Toronto Branch, as Canadian Swing Line Lender and Canadian L/C Issuer, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner, General Electric Capital Corporation, as Syndication Agent, and UBS Loan Finance LLC, as Documentation Agent.

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