Form 10-Q
period 2009-11-10
PLY GEM HOLDINGS INC
filed 2009-11-13
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2009
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]  No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2009, there were 100 shares of common stock, $0.01 par value, outstanding.

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

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 3, 2009

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations –
	Three months ended October 3, 2009 and September 27, 2008	2

	Condensed Consolidated Statements of Operations –
	Nine months ended October 3, 2009 and September 27, 2008	3

	Condensed Consolidated Balance Sheets –
	October 3, 2009 and December 31, 2008	4

	Condensed Consolidated Statements of Cash Flows –
	Nine months ended October 3, 2009 and September 27, 2008	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	48

Item 4.	Controls and Procedures	49

PART II – OTHER INFORMATION

Item 1A.	Risk Factors	50

Item 6.	Exhibits	50

Signatures		51

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	October 3,	September 27,
	2009	2008
	(Amounts in thousands)

Net sales	$293,469	$342,825
Costs and expenses:
Cost of products sold	216,091	277,437
Selling, general and administrative expenses	33,482	36,958
Amortization of intangible assets	4,916	4,913
Goodwill impairment	-	200,000
Total costs and expenses	254,489	519,308
Operating earnings (loss)	38,980	(176,483)
Foreign currency gain (loss)	242	(60)
Interest expense	(32,609)	(30,300)
Interest income	32	176
Income (loss) before benefit for income taxes	6,645	(206,667)
Provision (benefit) for income taxes	2,260	(15,835)
Net income (loss)	$4,385	$(190,832)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended
	October 3,	September 27,
	2009	2008
	(Amounts in thousands)

Net sales	$736,796	$940,478
Costs and expenses:
Cost of products sold	583,613	776,244
Selling, general and administrative expenses	110,452	119,389
Amortization of intangible assets	14,734	14,739
Goodwill impairment	-	200,000
Total costs and expenses	708,799	1,110,372
Operating earnings (loss)	27,997	(169,894)
Foreign currency gain (loss)	84	(555)
Interest expense	(99,489)	(104,439)
Interest income	180	486
Loss before benefit for income taxes	(71,228)	(274,402)
Benefit for income taxes	(12,096)	(42,235)
Net loss	$(59,132)	$(232,167)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	October 3,	December 31,
	2009	2008
	(Amounts in thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$39,767	$58,289
Accounts receivable, less allowances of $6,195 and $6,405, respectively	149,541	90,527
Inventories:
Raw materials	40,442	53,060
Work in process	20,197	28,085
Finished goods	34,549	42,267
Total inventory	95,188	123,412
Prepaid expenses and other current assets	21,811	19,985
Deferred income taxes	-	16,867
Total current assets	306,307	309,080
Property and Equipment, at cost:
Land	3,727	3,709
Buildings and improvements	35,517	35,206
Machinery and equipment	259,043	253,290
Total property and equipment	298,287	292,205
Less accumulated depreciation	(149,876)	(122,194)
Total property and equipment, net	148,411	170,011
Other Assets:
Intangible assets, less accumulated amortization of $79,222 and $64,488,
respectively	178,980	193,604
Goodwill	392,532	390,779
Deferred income taxes	2,686	-
Other	37,529	40,579
Total other assets	611,727	624,962
	$1,066,445	$1,104,053

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$71,413	$59,603
Accrued expenses and taxes	101,630	76,304
Total current liabilities	173,043	135,907
Deferred income taxes	2,739	28,355
Other long-term liabilities	69,102	68,233
Long-term debt due to related parties	234,707	-
Long-term debt	885,236	1,114,186

Commitments and contingencies

Stockholder's Equity (Deficit):
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	209,933	209,908
Accumulated deficit	(506,125)	(446,993)
Accumulated other comprehensive loss, net of tax	(2,190)	(5,543)
Total stockholder's deficit	(298,382)	(242,628)
	$1,066,445	$1,104,053

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	October 3,	September 27,
	2009	2008
	(Amounts in thousands)
Cash flows from operating activities:
Net loss	$(59,132)	$(232,167)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	42,269	47,235
Non-cash interest expense, net	6,368	5,141
Loss (gain) on foreign currency transactions	(84)	555
Goodwill impairment	-	200,000
(Gain) loss on sale of assets	(6)	844
Write-off of debt financing costs	-	14,047
Deferred income taxes	(11,105)	(45,319)
Changes in operating assets and liabilities:
Accounts receivable, net	(57,798)	(58,387)
Inventories	29,111	(5,143)
Prepaid expenses and other current assets	(2,230)	948
Accounts payable	11,304	19,406
Accrued expenses and taxes	29,656	5,617
Cash payments on restructuring liabilities	(5,274)	(6,803)
Other	(201)	66
Net cash used in operating activities	(17,122)	(53,960)
Cash flows from investing activities:
Capital expenditures	(5,546)	(13,516)
Proceeds from sale of assets	78	8,812
Other	(109)	(127)
Net cash used in investing activities	(5,577)	(4,831)
Cash flows from financing activities:
Proceeds from long-term debt	-	693,504
Net revolver borrowings	5,000	-
Payments on long-term debt	-	(677,910)
Debt issuance costs paid	(1,215)	(26,025)
Equity contributions	-	30,310
Equity repurchases	-	(793)
Net cash provided by financing activities	3,785	19,086
Impact of exchange rate movements on cash	392	(215)
Net decrease in cash and cash equivalents	(18,522)	(39,920)
Cash and cash equivalents at the beginning of the period	58,289	52,053
Cash and cash equivalents at the end of the period	$39,767	$12,133

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2008 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2009.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2008 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2009 through October 3, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The condensed consolidated balance sheet at December 31, 2008 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations for the three month and nine month periods ended October 3, 2009 and September 27, 2008, the condensed consolidated statements of cash flows for the nine month periods ended October 3, 2009 and September 27, 2008, and the condensed consolidated balance sheets for the Company as of October 3, 2009 and December 31, 2008.

Ply Gem is a diversified manufacturer of residential and commercial building products, which are sold primarily in the United States and Canada, and include a wide variety of products for the residential and commercial construction, the do-it-yourself and the professional remodeling and renovation markets. The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States and Western Canada, where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home repair and remodeling and new home construction sectors.  Our sales are usually lower during the first and fourth quarters.  As a result, the Company has historically had lower profits or increased losses in the first quarter and reduced profits in the fourth quarter of each calendar year due to seasonality and the weather.  Our results of operations for future quarters may be impacted by adverse weather conditions. Since a portion of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels.  In addition, the demand for cash to fund our working capital is greater from late in the fourth quarter through the first quarter.

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

Reclassifications

Certain amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year with no effect on net income (loss) or accumulated deficit.

Accounting Policies and Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  Such estimates include the allowance for doubtful accounts receivable, valuation reserve for inventories, warranty reserves, legal contingencies, assumptions used in the calculation of income taxes, and projected cash flows used in the goodwill and intangible asset impairment tests.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, and are based on management’s best estimates and judgments.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency, and the depressed housing and remodeling market have combined to increase the uncertainty inherent in such estimates and assumptions.  If different conditions result from those assumptions used in the Company’s judgments, actual results could be materially different from the Company’s estimates.

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

The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales may cause actual results to differ from estimates at the time such inventory is disposed or sold.   As of October 3, 2009, the Company had inventory purchase commitments of approximately $0.8 million.

Intangible Assets, Goodwill and other Long-lived Assets

The Company records impairment losses on long-lived assets including property, plant and equipment and intangible assets when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts.  The Company evaluates impairment at the lowest level of identifiable cash flows which are “U.S. Windows”, “Canadian Windows and Doors”, and “Siding”.  This is one level below the segment reporting unit level of “Windows and Doors” and “Siding, Fencing, and Stone”.  From an economic standpoint, these levels represent the lowest level of reliable information that is prepared and reviewed by executive management on a consistent basis.  There were no indicators of impairment at October 3, 2009.  As of September 27, 2008 and December 31, 2008, the Company determined that the historic decline in the U.S. housing market required a re-evaluation of the Company’s forecasts.  The Company’s revised forecasts reflected reduced undiscounted cash flow projections for the affected asset groups, which were believed to be indicative of a significant adverse change in the business climate that could affect the value of the long-lived asset groups.  The Company tested for impairment using the “step one” test for asset groups held and used, and determined that further impairment testing of the fair value of the asset group (under “step two”) was not necessary at September 27, 2008 and December 31, 2008 because the undiscounted cash flows exceeded the carrying values of the long-lived assets of the respective reporting units.

The Company tests goodwill for impairment on an annual basis and between annual tests in certain circumstances using a two-step process.  The first step is to compare the fair value of the reporting unit (“Windows and Doors” and “Siding, Fencing, and Stone”) to the carrying value of the reporting unit.  If the carrying value exceeds the fair value, a second step must be followed to calculate the impairment.  The second step involves calculating the fair value of the individual assets and liabilities of the reporting unit and calculating the implied fair value of the goodwill.  See Note 3 to the condensed consolidated financial statements for impairment calculations for the three and nine months ended September 27, 2008.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs, net of accumulated amortization, were approximately $29.1 million and $32.5 million at October 3, 2009 and December 31, 2008, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets.

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

For the three month periods ended October 3, 2009 and September 27, 2008, the Company recorded a gain from foreign currency transactions of approximately $0.2 million and a loss from foreign currency transactions of approximately $0.1 million, respectively. For the nine month periods ended October 3, 2009 and September 27, 2008, the Company recorded a gain from foreign currency transactions of approximately $0.1 million and a loss from foreign currency transactions of approximately $0.6 million, respectively.  As of October 3, 2009, and December 31, 2008, accumulated other comprehensive income (loss) included a currency translation adjustment of approximately $2.8 million and $(0.6) million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of the Siding, Fencing and Stone segment was approximately $10.3 million and $5.8 million at October 3, 2009 and December 31, 2008, respectively.  This customer accounted for approximately 9.9% of net sales for the nine month period ended October 3, 2009 and 10.2% of net sales for the nine months ended September 27, 2008.

Fair Value Measurement

The Company adopted the fair value accounting standard during the first quarter of 2008.  The accounting standard for fair value provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This standard does not apply to measurements related to share-based payments, nor does it apply to measurements related to inventory.

The accounting standard for fair value discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices	Significant Other
			in Active Markets		Significant
			for identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Money market funds	$-	$-	$-	$-	$-
Liabilities:
Senior Subordinated Notes-9%	$360,000	$198,000	$198,000	$-	$-
Senior Secured Notes-11.75%	700,000	621,250	621,250	-	-
As of October 3, 2009	$1,060,000	$819,250	$819,250	$-	$-

Assets:
Money market funds	$29,197	$29,197	$29,197	$-	$-
Liabilities:
Senior Subordinated Notes-9%	$360,000	$86,400	$86,400	$-	$-
Senior Secured Notes-11.75%	700,000	378,000	378,000	-	-
As of December 31, 2008	$1,060,000	$464,400	$464,400	$-	$-

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.

In accordance with the fair value accounting standard, certain non-financial assets and non-financial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test.  Certain non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis include non-financial assets and non-financial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other non-financial long-lived assets measured at fair value for impairment assessment.

New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination.   This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, contingent consideration and any noncontrolling interest in the acquiree at the acquisition date to be measured at their fair values as of that date.  It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred; that restructuring costs generally be expensed in periods subsequent to the acquisition date; and that changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period be recognized as a component of the provision for income taxes. This guidance is effective for the Company’s fiscal year beginning January 1, 2009, and is to be applied prospectively. The impact to the Company will depend on future acquisition activity.

In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan.  The objective of this guidance is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the Company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. This guidance is effective for fiscal years ending after December 15, 2009. The Company will adopt the new disclosure requirements in the 2009 annual reporting period.

In January 2009, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities.  This guidance required qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. This guidance also requires enhanced disclosure regarding derivative instruments in financial statements and how hedges affect an entity’s financial position, financial performance and cash flows. The adoption of this guidance did not have any impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased and identifying transactions that are not orderly.  This guidance clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. This guidance also reaffirms the objective of fair value measurement, as stated in authoritative guidance for fair value measurements, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. This guidance is effective for financial statement purposes for interim and annual financial statements issued for fiscal periods ended after June 15, 2009. The Company adopted the provisions of this guidance effective April 2009 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments, which requires fair value disclosures for financial instruments that are not reflected in the condensed consolidated balance sheets at fair value. Prior to the issuance of this guidance, the fair values of those assets and liabilities were disclosed only once each year. This guidance requires the Company to disclose this information on a quarterly basis and provide quantitative and qualitative information about fair value estimates for all financial instruments not measured in the condensed consolidated balance sheets at fair value.  This guidance was effective in the quarter ended July 4, 2009, and the adoption of these standards did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on the determination of the useful life of intangible assets.  This guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The Company adopted the provisions of this guidance effective April 2009 and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued authoritative guidance regarding subsequent events that provides guidance as to when an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the necessary disclosures related to these events.  This guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  See “Principles of Consolidation” included in “Note 1 — Summary of Significant Accounting Policies” for the related disclosure. The Company adopted the provisions of this guidance effective May 2009, and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued authoritative guidance regarding accounting standards codification and the hierarchy of the Generally Accepted Accounting Principles (“GAAP”).  This guidance has become the source of authoritative U.S. GAAP recognized by the FASB and applied by nongovernmental entities.  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the provisions of this guidance during the third quarter, and the adoption of this guidance did not have a material impact on the Company’s condensed consolidated financial statements.

2.  BUSINESS COMBINATIONS

United Stone Veneer Acquisition

On October 31, 2008, Ply Gem Industries, Inc. (“Ply Gem Industries”) a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the assets of United Stone Veneer, LLC (“USV”).  The Company accounted for the transaction as a purchase.  USV manufactures stone veneer enabling the Company to expand its building products offering across different areas and capitalize on this product growth opportunity.  The condensed consolidated financial statements include the operating results of USV for periods after October 31, 2008.  As a result of the USV acquisition, the Company changed the title of its “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone”.

The preliminary purchase price was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price:

(Amounts in thousands)
Other current assets, net of cash acquired	$566
Inventories	307
Property, plant and equipment	1,863
Goodwill	1,584
Current liabilities	(706)
Purchase price, net of cash acquired	$3,614

The goodwill is expected to be deductible for income tax purposes.

3.  GOODWILL IMPAIRMENT

The Company records the excess of purchase price over the fair value of the net assets of acquired companies as goodwill or other identifiable intangible assets.  The Company performs an annual test for goodwill impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company has aggregated US Windows and CWD into a single reporting unit since they have similar economic characteristics.  Thus, the Company has two reporting units- (Siding, Fencing, and Stone) and (Windows and Doors.)  Separate valuations are performed for each of these reporting units in order to test for impairment.   During the year ended December 31, 2008, the Company acquired USV on October 31, 2008, which was included within the Siding, Fencing, and Stone reporting unit.

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

To determine the fair value of its reporting units, the Company equally considers both the income and market valuation methodologies.  The income valuation methodology uses the fair value of the cash flows that the reporting unit can be expected to generate in the future. This method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period as well as determine the weighted average cost of capital to be used as the discount rate.  The Company also utilizes the market valuation method to estimate the fair value of the reporting units by utilizing comparable public company multiples.  These comparable public company multiples are then applied to the reporting unit’s financial performance.  The market approach is more volatile as an indicator of fair value as compared to the income approach as internal forecasts and projections have historically been more stable.  Since each approach has its merits, the Company equally weights the approaches to balance the internal and external factors affecting the Company’s fair value.  This weighting is consistent with previous years.

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimated single family housing starts and the growth rate for the repair and remodeling market through 2013.  These assumptions modeled the information published by the National Association of Home Builders (“NAHB”).  The Company estimated housing starts growing from current levels to approximately 1,100,000 in 2013 (terminal growth year) and the repair and remodeling growth rate at approximately 3.0% for 2013.  The sales growth and operating earnings increases coincided with the growth in these two key assumptions.  The Company utilized its weighted average cost of capital and its long-term growth rate to derive the appropriate capitalization rate used in the terminal value calculation.  The Company utilized these fair value estimate assumptions during the impairment reviews conducted in the quarter ended September 27, 2008.

The Company determined that the depressed residential housing and remodeling market was a triggering event during the third quarter of 2008 with housing starts declining to a historical low in August 2008 which caused U.S. Windows to lower their forecasted cash flow projections.  As a result of the interim impairment test, the Company concluded that the Windows and Doors reporting unit failed Step One of the impairment test comparing carrying value and fair value.  The Siding, Fencing, and Stone fair value exceeded its carrying value by approximately 20% as of September 27, 2008.  The Step Two Windows and Doors impairment test results indicated that an estimated impairment of approximately $200.0 million existed at September 27, 2008.  This impairment was recognized within the Windows and Doors segment in the third quarter of 2008.

The Company performed the following sensitivity analysis on the reporting unit Step One fair values as of September 27, 2008.

(amounts in thousands)

Estimated Windows and Doors reporting unit fair value decrease in the event of a 10% increase in the weighting of the market multiples method	$(15,800)

Estimated Siding, Fencing, and Stone reporting unit fair value decrease in the event of a 10% increase in the weighting of the market multiples method	(500)

A summary of the key assumptions utilized in the goodwill impairment analysis at September 27, 2008 as it relates to the Step One fair values and the sensitivities for these assumptions follows:

	Windows and Doors	Siding, Fencing, and Stone
Income approach:
Estimated housing starts in 2013	1,100,000	1,100,000
Terminal growth rate	3.5%	3.0%
Discount rates	14.0%	14.0%

Market approach:
Market multiples	11.0	9.0
Control premiums	20%	10%

(amounts in thousands)	Windows and Doors	Siding, Fencing, and Stone

Estimated fair value decrease in the event of a 1%
decrease in the terminal year growth rate	$26,629	$38,064
Estimated fair value decrease in the event of a 1%
increase in the discount rate	43,331	64,261
Estimated fair value decrease in the event of a 1 basis
point decrease in market multiples	27,472	89,813
Estimated fair value decrease in the event of a 1%
decrease in the control premium	2,518	7,348

After considering these sensitivities, the Company concluded there is no assurance that: 1) valuation multiples will not decline further , 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods. The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in additional goodwill impairments.

The reporting unit goodwill balances were as follows as of October 3, 2009 and December 31, 2008:

	(Amounts in thousands)
	October 3, 2009	December 31, 2008
Windows and Doors	$72,425	$70,683
Siding, Fencing and Stone	320,107	320,096
	$392,532	$390,779

The increase in goodwill during the nine months ended October 3, 2009 was due to currency translation adjustments of approximately $1.1 million and purchase price adjustments of approximately $0.6 million.

4.  INTANGIBLE ASSETS

The following table presents the components of intangible assets as of October 3, 2009 and December 31, 2008:

	Average
	Amortization
	Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
		(Amounts in thousands)
As of October 3, 2009
Patents	14	$12,770	$(5,241)	$7,529
Trademarks/tradenames	15	85,644	(20,000)	65,644
Customer relationships	13	158,158	(53,150)	105,008
Other	4	1,630	(831)	799
Total intangible assets		$258,202	$(79,222)	$178,980

As of December 31, 2008
Patents	14	$12,770	$(4,533)	$8,237
Trademarks/tradenames	15	85,644	(15,578)	70,066
Customer relationships	13	158,158	(43,850)	114,308
Other	4	1,520	(527)	993
Total intangible assets		$258,092	$(64,488)	$193,604

Amortization expense for the remainder of 2009 and for fiscal years 2010, 2011, 2012, and 2013 is estimated to be approximately $4.9 million, $19.6 million, $19.2 million, $19.1 million, and $19.1 million, respectively.

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

	Three Months Ended		Nine Months Ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(Amounts in thousands)

Net income (loss)	$4,385	$(190,832)	$(59,132)	$(232,167)
Foreign currency translation adjustment	2,154	(1,296)	3,352	(1,875)
Comprehensive income (loss)	$6,539	$(192,128)	$(55,780)	$(234,042)

6.  LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at October 3, 2009 and December 31, 2008 consists of the following:

	October 3, 2009	December 31, 2008
	(Amounts in thousands)

Senior secured asset based revolving credit facility	$65,000	$60,000
9% Senior subordinated notes due 2012, including unamortized premium of $115 and $146	360,115	360,146
11.75% Senior secured notes due 2013, net of unamortized discount of $5,172 and $5,960	694,828	694,040
	$1,119,943	$1,114,186

Less:
9% Senior subordinated notes due to related parties,
including unamortized premium of $75	234,707	-
	$885,236	$1,114,186

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of 11.75% senior secured notes due 2013 (the “Senior Secured Notes”) at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under the existing senior secured credit facility of approximately $676.2 million of term loan borrowings and approximately $15.0 million of revolver borrowings.  The Senior Secured Notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum.  Interest will be paid semi-annually on June 15 and December 15 of each year.  On October 23, 2009, Ply Gem Industries issued an additional $25.0 million of its Senior Secured Notes in a private placement transaction.  The net proceeds will be utilized for general corporate purposes.

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

In addition, the Company’s stock ownership in its subsidiaries collateralizes the Senior Secured Notes to the extent that such equity interests and other securities can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission.  As of October 3, 2009, no subsidiary’s stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

Senior Secured Asset Based Revolving Credit Facility due 2013

Concurrently with the Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, the Company and the subsidiaries of Ply Gem Industries entered into a new senior secured asset-based revolving credit facility (the “ABL Facility”).  The ABL Facility provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and United States dollars by CWD.  On July 16, 2009, the Company amended the ABL facility, increasing the available commitments to $175.0 million, and on October 9, 2009, the Company further amended the ABL facility to among other things, allow for the issuance of the additional $25.0 million of Senior Secured Notes.

The ABL Facility will mature on October 15, 2011 if Ply Gem Industries’ Senior Subordinated Notes are not refinanced by such date.  The Company may need to refinance, extend the maturity or otherwise amend the ABL facility.  The Company’s ability to refinance the ABL facility and/or Senior Subordinated Notes is dependent, among other things, on business conditions and our financial performance.  In addition, the ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  The Company had borrowings of $65.0 million outstanding under the ABL Facility as of October 3, 2009.

As of October 3, 2009, Ply Gem Industries had approximately $102.9 million of contractual availability and approximately $76.5 million of borrowing base availability under the ABL Facility, reflecting $65.0 million of borrowings outstanding and approximately $7.1 million of letters of credit issued.

The interest rates applicable to loans under the ABL Facility are, at the Company’s option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of October 3, 2009, the Company’s interest rate on the ABL Facility was approximately 6.0%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1:1.0 if the Company’s borrowings under the ABL Facility exceed certain levels.

In July 2009, the Company amended the ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million, and change both the availability threshold for certain cash dominion events and compliance with the fixed charge and other covenants from 15% of revolving credit commitments to 15% of the lower of the revolving credit commitments or the borrowing base but not less than $20.0 million. The Company must maintain excess availability of at least $20.0 million to avoid being subject to the fixed charge covenant ratio.  As a condition to this availability increase, the applicable margins payable on the loans were increased and made subject to certain minimums.  In October 2009, the Company amended the ABL Facility to allow for the issuance of the additional $25.0 million Senior Secured Notes and to permit certain refinancing transactions with respect to the Senior Subordinated Notes (as defined below).  The October amendment also permits Ply Gem Industries to issue equity securities to Ply Gem Holdings, its parent.  The October 2009 amendment does not affect the $175.0 million availability amount or the applicable interest rate margins under the ABL Facility.

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

On March 24, 2009, after receipt of the requisite consents, Ply Gem Industries entered into a Fifth Supplemental Indenture (the “Fifth Supplemental Indenture”) among Ply Gem Industries, the Company, the other guarantors party thereto and U.S. Bank National Association, as trustee, containing the amendments to the indenture.  The Fifth Supplemental Indenture eliminated substantially all of the restrictive covenants of the indenture governing the Senior Subordinated Notes, including, among other things, the limitation on indebtedness, the change of control put provisions, the limitation on restricted payments, the limitation on liens, the limitation on asset sales, the limitation on transactions with affiliates, the limitation on dividends and other restrictions affecting restricted subsidiaries, the limitation on layering indebtedness and the limitation on the issuance or sale of equity interests in restricted subsidiaries.  The Fifth Supplemental Indenture also eliminated certain events of default in the indenture governing the Senior Subordinated Notes.  The amendments contained in the Fifth Supplemental Indenture became operative upon completion of the purchase of a specified amount of the Senior Subordinated Notes by certain affiliates of the Company’s controlling stockholder.  In connection with this debt modification, the Company incurred third-party fees of approximately $2.5 million during the nine months ended October 3, 2009 which has been recorded within interest expense in the condensed consolidated statement of operations.

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

7.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan.

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the three months ended October 3, 2009	For the three months ended September 27, 2008
	(Amounts in thousands)

Service cost	$44	$48
Interest cost	500	506
Expected return on plan assets	(366)	(550)
Amortization of loss	125	-
Net periodic expense	$303	$4

	For the nine months ended October 3, 2009	For the nine months ended September 27, 2008
	(Amounts in thousands)

Service cost	$132	$145
Interest cost	1,500	1,517
Expected return on plan assets	(1,098)	(1,651)
Amortization of loss	377	-
Net periodic expense	$911	$11

8.  COMMITMENTS AND CONTINGENCIES

In connection with the acquisition of Ply Gem Industries from Nortek, Inc. (“Nortek”) in February 2004, Nortek agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity and intent to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $7.6 million and $7.8 million at October 3, 2009 and December 31, 2008, respectively.  The Company has indemnified third parties in certain transactions involving dispositions of former subsidiaries.  As of October 3, 2009 and December 31, 2008, the Company has recorded liabilities in relation to these indemnifications of approximately $2.5 million and $2.7 million, respectively, in current liabilities and $5.1 million and $5.1 million, respectively, in long-term liabilities, consisting of the following:

	October 3, 2009	December 31, 2008
	(Amounts in thousands)
Product claim liabilities	$3,725	$3,718
Multi-employer pension plan withdrawal liability	3,342	3,492
Other	577	584
	$7,644	$7,794

The Company sells a number of products and offers a number of warranties on these products.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs expected to be incurred under its warranties and records a liability for such costs at the time of sale, which is recorded in both accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of October 3, 2009 and December 31, 2008, warranty liabilities of approximately $11.1 million and $12.1 million, respectively, have been recorded in current liabilities and approximately $32.9 million and $33.6 million, respectively, have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:
	For the three months ended October 3, 2009	For the three months ended September 27, 2008
	(Amounts in thousands)
Balance, beginning of period	$44,204	$48,793
Warranty expense during period	3,459	2,510
Settlements made during period	(3,688)	(4,715)
Balance, end of period	$43,975	$46,588

	For the nine months ended October 3, 2009	For the nine months ended September 27, 2008
	(Amounts in thousands)
Balance, beginning of period	$45,653	$49,899
Warranty expense during period	9,986	9,136
Settlements made during period	(11,664)	(13,091)
Liability assumed with Pacific Windows acquisition	-	644
Balance, end of period	$43,975	$46,588

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, and therefore no such estimate has been made.  However, the Company is not aware of any contingencies for which a material loss is reasonably possible.

9.  ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following at October 3, 2009 and December 31, 2008:

	October 3, 2009	December 31, 2008
	(Amounts in thousands)

Insurance	$5,181	$5,169
Employee compensation and benefits	6,361	6,705
Sales and marketing	24,121	18,023
Product warranty	11,101	12,069
Short-term product claim liability	2,075	2,321
Accrued freight	1,954	748
Interest	30,206	17,238
Accrued severance	234	471
Accrued pension	1,810	1,810
Accrued deferred compensation	2,081	1,886
Accrued taxes	2,730	1,188
Other	13,776	8,676
	$101,630	$76,304

Other long-term liabilities consist of the following at October 3, 2009 and December 31, 2008:

	October 3, 2009	December 31, 2008
	(Amounts in thousands)

Insurance	$3,449	$3,697
Pension liabilities	10,817	10,744
Multi-employer pension withdrawal liability	3,342	3,492
Product warranty	32,874	33,584
Long-term product claim liability	1,649	1,396
Long-term deferred compensation	1,711	3,416
Liabilities for tax uncertainties	10,128	7,806
Other	5,132	4,098
	$69,102	$68,233

10.   RESTRUCTURING

In September 2008, the Company commenced its plan to move certain metal production from its Valencia, Pennsylvania facility to its Sidney, Ohio facility.  The Valencia facility remained open on a reduced production schedule, primarily performing contract coating for third parties.  Total costs to move this production were approximately $2.0 million consisting of termination benefits, contract termination costs and other restructuring costs of approximately $0.7 million, $0.1 million and $1.2 million, respectively.

In November 2008, the Company announced the closure of its Hammonton, New Jersey and Phoenix, Arizona window and door manufacturing facilities.  During December 2008, production began to shift to other locations and production ceased at Hammonton and Phoenix during 2009.  By shifting production to other facilities within the Company, the closures reduced costs and increased operating efficiencies.  Total costs are expected to be approximately $5.4 million, including approximately $0.9 million for personnel-related costs and approximately $4.5 million in other facilities-related costs, which include approximately $4.1 million in lease costs.

On April 2, 2009, the Company announced that it would consolidate production across several of its manufacturing facilities improving the Company’s overall operating efficiency.  The Company’s plans include shifting the majority of the production from its Kearney, Missouri facility to its other three vinyl siding manufacturing facilities.  The Company plans to continue to operate the Kearney facility on a limited basis until the housing market recovers.  The Company also plans to close its Tupelo, Mississippi window and door manufacturing facility.  In addition, the Company will consolidate certain of the vinyl lineal production to its Rocky Mount, Virginia facility and realign production of its west coast window and door facilities at Sacramento, California and Auburn, Washington to better serve customers and improve overall operating efficiency. In connection with the April 2, 2009 announcement, the Company expects to incur pre-tax exit and restructuring costs, all of which will be cash charges, of approximately $2.3 million, including approximately $1.1 million for personnel-related costs, approximately $0.5 million for contract termination costs, and approximately $0.7 million in other facilities-related costs.

The following table summarizes the Company’s restructuring activity for the nine months ended October 3, 2009:

(amounts in thousands)	Accrued as of	Adjustments	Cash payments	Expensed	Accrued as of
	December 31, 2008	during 2009	during 2009	during 2009	October 3, 2009
Valencia, PA
Severance costs	$243	$-	$(362)	$119	$-
Equipment removal and other	-	-	(889)	889	-
	$243	$-	$(1,251)	$1,008	$-

Hammonton, NJ
Severance costs	$217	$(36)	$(872)	$691	$-
Other termination benefits	-	136	(136)	-	-
Contract terminations	-	312	(577)	2,515	2,250
Equipment removal and other	-	-	(191)	191	-
	$217	$412	$(1,776)	$3,397	$2,250

Phoenix, AZ
Severance costs	$11	$-	$(44)	$33	$-
Other termination benefits	-	16	(16)	-	-
Contract terminations	-	-	(490)	1,423	933
Equipment removal and other	-	-	(184)	184	-
	$11	$16	$(734)	$1,640	$933

Kearney, MO
Severance costs	$-	$-	$(612)	$651	$39
Equipment removal and other	-	-	(610)	610	-
	$-	$-	$(1,222)	$1,261	$39

Tupelo, MS
Severance costs	$-	$-	$(145)	$145	$-
Contract terminations	-	-	(31)	140	109
Equipment removal and other	-	-	(43)	43	-
	$-	$-	$(219)	$328	$109

Auburn, WA
Severance costs	$-	$-	$(44)	$239	$195
Contract terminations	-	-	-	-	-
Equipment removal and other	-	-	(28)	18	(10)
	$-	$-	$(72)	$257	$185

For the three and nine month periods ended October 3, 2009, the Company incurred costs of approximately $0.9 million and $7.9 million, respectively.  For the three months ended October 3, 2009, approximately $0.6 million was recorded in selling, general and administrative expenses in the Siding, Fencing and Stone segment and approximately $0.3 million was recorded primarily in selling, general and administrative expenses in the Windows and Doors segment.  For the nine months ended October 3, 2009, approximately $2.3 million was recorded in selling, general and administrative expenses in the Siding, Fencing and Stone segment and approximately $5.6 million was recorded primarily in selling, general and administrative expenses in the Windows and Doors segment.

11.   INCOME TAXES

The Company utilizes the asset and liability method of accounting for income taxes which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period in which the rate change occurs.  A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Income taxes for the interim periods have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company includes certain items treated as discrete events to arrive at an estimated overall tax amount.  As of October 3, 2009, the Company’s estimated effective income tax rate for the full year was approximately 17.8%, which varied from the statutory rate primarily due to state tax expense, an increase in the valuation allowance, and the tax benefit associated with cancellation of debt income.  As of October 3, 2009, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  At December 31, 2008, the Company was in a net deferred tax liability position and had sufficient taxable income from reversing taxable temporary differences to realize the federal deferred tax assets.  The Company scheduled out the reversing temporary differences associated with their deferred tax assets and deferred tax liabilities to conclude that a full valuation allowance was not necessary at December 31, 2008.  The Company currently has book goodwill of approximately $13.4 million that is not amortized and results in a deferred tax liability of approximately $2.2 million at October 3, 2009.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.  During the three and nine months ended October 3, 2009, the Company’s valuation allowance increased by approximately $9.2 million and $26.4 million, respectively.  As of September 27, 2008, the Company’s estimated effective tax rate for the full year was 37.8%.

Affiliates of the Company’s controlling stockholder have purchased approximately $234.7 million of the Senior Subordinated Notes as of October 3, 2009.  The Company determined that approximately $115.1 million would be considered cancellation of indebtedness (“COD”) income as the acquiring party was deemed a related party for tax purposes.  In connection with this transaction, the Company was able to reduce certain tax attributes including net operating losses ("NOLs") and tax basis in certain assets in lieu of recognizing approximately $115.1 million of COD income for income tax purposes during the nine months ended October 3, 2009.  For the three months ended October 3, 2009, the Company was able to reduce certain tax attributes including NOLs and tax basis in certain assets in lieu of recognizing $19.3 million of COD income for tax purposes. The Company is in the process of determining the COD amount for the additional Senior Subordinated Notes purchased by affiliates of the Company’s stockholder subsequent to October 3, 2009.  The impact of this transaction will be recognized during the fourth quarter.

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

During 2009, the Company filed an amended federal income tax return for the year ended December 31, 2005 in order to adjust its net operating loss limitations.  The Company recorded the resulting income tax benefit as an income tax receivable of approximately $4.1 million as of October 3, 2009, which has been recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheet as of October 3, 2009.

Despite our belief that our tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities.  Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences.  The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.  During the three and nine months ended October 3, 2009, the Company increased the tax contingency reserve by $0.1 million and $2.3 million, respectively, predominantly for state income tax items.  During the next twelve months, it is reasonably possible the Company may reverse approximately $6.0 million of tax contingency reserves primarily related to additional federal and state taxes that have expiring statutes of limitations.  The Company’s federal income tax return for the tax year ended December 31, 2008 is currently under examination by the Internal Revenue Service as well as the 2005 amended net operating loss limitation.

 12.  STOCK-BASED COMPENSATION

Stock Option Plan

A rollforward of stock options outstanding during the nine months ended October 3, 2009 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2009	314,694	$48.79	7.83
Granted	-	-	-
Forfeited or expired	(6,900)	$44.20	-
Balance at October 3, 2009	307,794	$48.89	6.98

As of October 3, 2009, 105,094 options have vested.  At October 3, 2009, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over a weighted average period of 2.1 years.

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

A rollforward of Ply Gem Prime Holdings, Inc.’s common stock shares during the nine months ended October 3, 2009 is as follows.
Common Stock Shares Owned by Management
Balance at January 1, 2009	642,895
Shares issued	-
Shares repurchased	-
Balance at October 3, 2009	642,895

13.  SEGMENT INFORMATION

The Company’s operating segments are components of the business for which separate financial information is available and are evaluated regularly by management in deciding how to allocate resources and in assessing performance.  Operating segments meeting certain aggregation criteria are combined into one reportable segment for disclosure purposes.

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

The following is a summary of the Company’s segment information:

	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(Amounts in thousands)		(Amounts in thousands)
Net Sales
Siding, Fencing, and Stone	$182,166	$216,446	$456,239	$572,756
Windows and Doors	111,303	126,379	280,557	367,722
	$293,469	$342,825	$736,796	$940,478

Operating Earnings (loss)
Siding, Fencing, and Stone	$39,721	$27,146	$59,956	$44,952
Windows and Doors	3,010	(201,171)	(21,671)	(207,519)
Unallocated	(3,751)	(2,458)	(10,288)	(7,327)
	$38,980	$(176,483)	$27,997	$(169,894)

	As of	As of
	October 3, 2009	December 31, 2008
Total assets
Siding, Fencing, and Stone	$645,032	$655,183
Windows and Doors	346,843	357,471
Unallocated	74,570	91,399
	$1,066,445	$1,104,053

14.  RELATED PARTY TRANSACTIONS

The Company has entered into two advisory agreements with an affiliate of CI Capital Partners LLC, formerly Caxton-Iseman Capital, LLC (the “Caxton-Iseman Party”), which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”.  The Caxton-Iseman Party provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.4 million and $0.8 million within selling, general, and administrative expenses for the three month periods ended October 3, 2009 and September 27, 2008, respectively, and approximately $1.8 million and $1.6 million within selling, general, and administrative expenses for the nine month periods ended October 3, 2009 and September 27, 2008, respectively.

As of October 3, 2009, certain affiliates of the Company's controlling stockholder have acquired approximately $234.7 million of the outstanding Senior Subordinated Notes. Subsequent to October 3, 2009, these affiliates had acquired an additional $46.7 million of the outstanding Senior Subordinated Notes bringing the total owned by related parties to approximately $281.4 million including an unamortized premium of approximately $0.1 million. In the future, the Company and its affiliates may consider conducting exchange or tender offers for its indebtedness or purchasing or otherwise acquiring its indebtedness.

15.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes and Senior Subordinated Notes were both issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of October 3, 2009 and December 31, 2008 and for the three and nine month periods ended October 3, 2009 and September 27, 2008.  The non-guarantor information presented represents CWD, our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended October 3, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$272,504	$20,965	$-	$293,469
Costs and expenses:
Cost of products sold	-	-	202,346	13,745	-	216,091
Selling, general and
administrative expenses	-	3,742	26,662	3,078	-	33,482
Intercompany administrative
charges	-	-	2,730	-	(2,730)	-
Amortization of intangible assets	-	9	4,907	-	-	4,916
Total costs and expenses	-	3,751	236,645	16,823	(2,730)	254,489
Operating earnings (loss)	-	(3,751)	35,859	4,142	2,730	38,980
Foreign currency gain	-	-	-	242	-	242
Intercompany interest	-	30,210	(29,842)	(368)	-	-
Interest expense	-	(32,543)	(66)	-	-	(32,609)
Interest income	-	12	20	-	-	32
Intercompany administrative income	-	2,730	-	-	(2,730)	-
Income (loss) before equity in
subsidiaries' income	-	(3,342)	5,971	4,016	-	6,645
Equity in subsidiaries' income	4,385	6,590	-	-	(10,975)	-
Income before provision (benefit)
for income taxes	4,385	3,248	5,971	4,016	(10,975)	6,645
Provision (benefit) for income taxes	-	(1,137)	2,158	1,239	-	2,260
Net income	$4,385	$4,385	$3,813	$2,777	$(10,975)	$4,385

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	2,154	-	2,154
Total comprehensive income	$4,385	$4,385	$3,813	$4,931	$(10,975)	$6,539

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 27, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$319,721	$23,104	$-	$342,825
Costs and expenses:
Cost of products sold	-	-	262,433	15,004	-	277,437
Selling, general and
administrative expenses	-	2,458	30,843	3,657	-	36,958
Intercompany administrative
charges	-	-	3,202	-	(3,202)	-
Amortization of intangible assets	-	-	4,913	-	-	4,913
Goodwill impairment	-	-	178,107	21,893	-	200,000
Total costs and expenses	-	2,458	479,498	40,554	(3,202)	519,308
Operating loss	-	(2,458)	(159,777)	(17,450)	3,202	(176,483)
Foreign currency loss	-	-	-	(60)	-	(60)
Intercompany interest	-	30,379	(29,841)	(538)	-	-
Interest expense	-	(30,278)	(29)	7	-	(30,300)
Interest income	-	85	74	17	-	176
Intercompany administrative income	-	3,202	-	-	(3,202)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	930	(189,573)	(18,024)	-	(206,667)
Equity in subsidiaries' income (loss)	(190,832)	(191,722)	-	-	382,554	-
Income (loss) before income tax
provision (benefit)	(190,832)	(190,792)	(189,573)	(18,024)	382,554	(206,667)
Provision (benefit) for income taxes	-	40	(11,939)	(3,936)	-	(15,835)
Net loss	$(190,832)	$(190,832)	$(177,634)	$(14,088)	$382,554	$(190,832)

Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	(1,296)	-	(1,296)
Total comprehensive loss	$(190,832)	$(190,832)	$(177,634)	$(15,384)	$382,554	$(192,128)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended October 3, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$691,917	$44,879	$-	$736,796
Costs and expenses:
Cost of products sold	-	-	552,436	31,177	-	583,613
Selling, general and
administrative expenses	-	10,276	91,727	8,449	-	110,452
Intercompany administrative
charges	-	-	6,928	-	(6,928)	-
Amortization of intangible assets	-	12	14,722	-	-	14,734
Total costs and expenses	-	10,288	665,813	39,626	(6,928)	708,799
Operating earnings (loss)	-	(10,288)	26,104	5,253	6,928	27,997
Foreign currency gain	-	-	-	84	-	84
Intercompany interest	-	90,833	(89,526)	(1,307)	-	-
Interest expense	-	(99,353)	(136)	-	-	(99,489)
Interest income	-	30	148	2	-	180
Intercompany administrative income	-	6,928	-	-	(6,928)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(11,850)	(63,410)	4,032	-	(71,228)
Equity in subsidiaries' income (loss)	(59,132)	(49,294)	-	-	108,426	-
Income (loss) before provision
(benefit) for income taxes	(59,132)	(61,144)	(63,410)	4,032	108,426	(71,228)
Provision (benefit) for income taxes	-	(2,012)	(11,327)	1,243	-	(12,096)
Net income (loss)	$(59,132)	$(59,132)	$(52,083)	$2,789	$108,426	$(59,132)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	3,352	-	3,352
Total comprehensive income (loss)	$(59,132)	$(59,132)	$(52,083)	$6,141	$108,426	$(55,780)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended September 27, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)

Net sales	$-	$-	$875,775	$64,703	$-	$940,478
Costs and expenses:
Cost of products sold	-	-	733,205	43,039	-	776,244
Selling, general and
administrative expenses	-	7,327	100,377	11,685	-	119,389
Intercompany administrative
charges	-	-	8,765	-	(8,765)	-
Amortization of intangible assets	-	-	14,739	-	-	14,739
Goodwill impairment	-	-	178,107	21,893	-	200,000
Total costs and expenses	-	7,327	1,035,193	76,617	(8,765)	1,110,372
Operating loss	-	(7,327)	(159,418)	(11,914)	8,765	(169,894)
Foreign currency loss	-	-	-	(555)	-	(555)
Intercompany interest	-	70,888	(70,232)	(656)	-	-
Interest expense	-	(103,790)	-	(649)	-	(104,439)
Interest income	-	332	80	74	-	486
Intercompany administrative income	-	8,765	-	-	(8,765)	-
Loss before equity in
subsidiaries' loss	-	(31,132)	(229,570)	(13,700)	-	(274,402)
Equity in subsidiaries' loss	(232,167)	(213,488)	-	-	445,655	-
Loss before income tax benefit	(232,167)	(244,620)	(229,570)	(13,700)	445,655	(274,402)
Benefit for income taxes	-	(12,453)	(27,272)	(2,510)	-	(42,235)
Net loss	$(232,167)	$(232,167)	$(202,298)	$(11,190)	$445,655	$(232,167)

Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	(1,875)	-	(1,875)
Total comprehensive loss	$(232,167)	$(232,167)	$(202,298)	$(13,065)	$445,655	$(234,042)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of October 3, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$34,650	$2,452	$2,665	$-	$39,767
Accounts receivable, net	-	-	138,098	11,443	-	149,541
Inventories:
Raw materials	-	-	35,770	4,672	-	40,442
Work in process	-	-	19,209	988	-	20,197
Finished goods	-	-	32,166	2,383	-	34,549
Total inventory	-	-	87,145	8,043	-	95,188
Prepaid expenses and other
current assets	-	2,319	17,597	1,895	-	21,811
Total current assets	-	36,969	245,292	24,046	-	306,307
Investments in subsidiaries	(298,382)	(303,978)	-	-	602,360	-
Property and Equipment, at cost:
Land	-	-	3,565	162	-	3,727
Buildings and improvements	-	-	34,568	949	-	35,517
Machinery and equipment	-	1,259	251,192	6,592	-	259,043
	-	1,259	289,325	7,703	-	298,287
Less accumulated depreciation	-	(384)	(146,179)	(3,313)	-	(149,876)
Total property and equipment, net	-	875	143,146	4,390	-	148,411
Other Assets:
Intangible assets, net	-	-	178,980	-	-	178,980
Goodwill	-	-	382,472	10,060	-	392,532
Deferred income taxes	-	-	-	2,686	-	2,686
Intercompany note receivable	-	1,101,260	-	-	(1,101,260)	-
Other	-	36,726	803	-	-	37,529
Total other assets	-	1,137,986	562,255	12,746	(1,101,260)	611,727
	$(298,382)	$871,852	$950,693	$41,182	$(498,900)	$1,066,445

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$797	$65,947	$4,669	$-	$71,413
Accrued expenses and taxes	-	37,361	60,736	3,533	-	101,630
Total current liabilities	-	38,158	126,683	8,202	-	173,043
Deferred income taxes	-	-	2,739	-	-	2,739
Intercompany note payable	-	-	1,088,999	12,261	(1,101,260)	-
Other long-term liabilities	-	12,133	55,945	1,024	-	69,102
Long-term debt due to related parties	-	234,707	-	-	-	234,707
Long-term debt	-	885,236	-	-	-	885,236
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,933	209,933	157,964	5,318	(373,215)	209,933
Retained earnings (accumulated deficit)	(506,125)	(506,125)	(481,637)	11,627	976,135	(506,125)
Accumulated other
comprehensive income (loss)	(2,190)	(2,190)	-	2,750	(560)	(2,190)
Total stockholder's equity (deficit)	(298,382)	(298,382)	(323,673)	19,695	602,360	(298,382)
	$(298,382)	$871,852	$950,693	$41,182	$(498,900)	$1,066,445

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$46,181	$4,490	$7,618	$-	$58,289
Accounts receivable, net	-	-	83,537	6,990	-	90,527
Inventories:
Raw materials	-	-	49,448	3,612	-	53,060
Work in process	-	-	27,137	948	-	28,085
Finished goods	-	-	40,133	2,134	-	42,267
Total inventory	-	-	116,718	6,694	-	123,412
Prepaid expenses and other
current assets	-	3,956	15,559	470	-	19,985
Deferred income taxes	-	-	13,924	2,943	-	16,867
Total current assets	-	50,137	234,228	24,715	-	309,080
Investments in subsidiaries	(242,628)	(289,731)	-	-	532,359	-
Property and Equipment, at cost:
Land	-	-	3,565	144	-	3,709
Buildings and improvements	-	-	34,378	828	-	35,206
Machinery and equipment	-	1,246	246,211	5,833	-	253,290
	-	1,246	284,154	6,805	-	292,205
Less accumulated depreciation	-	(257)	(119,426)	(2,511)	-	(122,194)
Total property and equipment, net	-	989	164,728	4,294	-	170,011
Other Assets:
Intangible assets, net	-	-	193,604	-	-	193,604
Goodwill	-	-	381,854	8,925	-	390,779
Intercompany note receivable	-	1,107,260	-	-	(1,107,260)	-
Other	-	40,273	306	-	-	40,579
Total other assets	-	1,147,533	575,764	8,925	(1,107,260)	624,962
	$(242,628)	$908,928	$974,720	$37,934	$(574,901)	$1,104,053

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$1,070	$55,304	$3,229	$-	$59,603
Accrued expenses and taxes	-	24,600	49,795	1,909	-	76,304
Total current liabilities	-	25,670	105,099	5,138	-	135,907
Deferred income taxes	-	-	28,355	-	-	28,355
Intercompany note payable	-	-	1,088,999	18,261	(1,107,260)	-
Other long-term liabilities	-	11,700	55,623	910	-	68,233
Long-term debt	-	1,114,186	-	-	-	1,114,186
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,908	209,908	126,198	5,389	(341,495)	209,908
Retained earnings (accumulated deficit)	(446,993)	(446,993)	(429,554)	8,838	867,709	(446,993)
Accumulated other
comprehensive income (loss)	(5,543)	(5,543)	-	(602)	6,145	(5,543)
Total stockholder’s equity (deficit)	(242,628)	(242,628)	(303,356)	13,625	532,359	(242,628)
	$(242,628)	$908,928	$974,720	$37,934	$(574,901)	$1,104,053

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 3, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net income (loss)	$(59,132)	$(59,132)	$(52,083)	$2,789	$108,426	$(59,132)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	127	41,620	522	-	42,269
Non-cash interest expense, net	-	6,368	-	-	-	6,368
Gain on foreign currency transactions	-	-	-	(84)	-	(84)
Gain on sale of assets	-	-	(6)	-	-	(6)
Deferred income taxes	-	-	(11,611)	506	-	(11,105)
Equity in subsidiaries' loss	59,132	49,294	-	-	(108,426)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(54,561)	(3,237)	-	(57,798)
Inventories	-	-	29,573	(462)	-	29,111
Prepaid expenses and other
current assets	-	1,636	(2,485)	(1,381)	-	(2,230)
Accounts payable	-	(273)	10,717	860	-	11,304
Accrued expenses and taxes	-	12,345	10,025	7,286	-	29,656
Cash payments on restructuring liabilities	-	-	(5,274)	-	-	(5,274)
Other	-	25	(133)	(93)	-	(201)
Net cash provided by (used in)
operating activities	-	10,390	(34,218)	6,706	-	(17,122)
Cash flows from investing
activities:
Capital expenditures	-	(12)	(5,427)	(107)	-	(5,546)
Proceeds from sale of assets	-	-	78	-	-	78
Other	-	-	(109)	-	-	(109)
Net cash used in
investing activities	-	(12)	(5,458)	(107)	-	(5,577)
Cash flows from financing
activities:
Net revolver borrowings	-	5,000	-	-	-	5,000
Proceeds from intercompany
investment	-	(25,694)	37,638	(11,944)	-	-
Debt issuance costs paid	-	(1,215)	-	-	-	(1,215)
Net cash provided by (used in)
financing activities	-	(21,909)	37,638	(11,944)	-	3,785
Impact of exchange rate movement
on cash	-	-	-	392	-	392
Net decrease in cash
and cash equivalents	-	(11,531)	(2,038)	(4,953)	-	(18,522)
Cash and cash equivalents at the
beginning of the period	-	46,181	4,490	7,618	-	58,289
Cash and cash equivalents at the end
of the period	$-	$34,650	$2,452	$2,665	$-	$39,767

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 27, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
	(Amounts in thousands)
Cash flows from operating
activities:
Net loss	$(232,167)	$(232,167)	$(202,298)	$(11,190)	$445,655	$(232,167)
Adjustments to reconcile net
loss to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	102	46,535	598	-	47,235
Non-cash interest expense, net	-	5,141	-	-	-	5,141
Goodwill impairment	-	-	178,107	21,893	-	200,000
Loss on foreign currency transactions	-	-	-	555	-	555
Loss on sale of assets	-	-	844	-	-	844
Write-off debt financing costs	-	14,047	-	-	-	14,047
Deferred income taxes	-	-	(45,532)	213	-	(45,319)
Equity in subsidiaries' loss	232,167	213,488	-	-	(445,655)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(56,767)	(1,620)	-	(58,387)
Inventories	-	-	(3,604)	(1,539)	-	(5,143)
Prepaid expenses and other
current assets	-	1,886	(700)	(238)	-	948
Accounts payable	-	1,057	17,930	419	-	19,406
Accrued expenses and taxes	-	14,200	(691)	(7,892)	-	5,617
Cash payments on restructuring liabilities	-	-	(6,803)	-	-	(6,803)
Other	-	-	25	41	-	66
Net cash provided by (used in)
operating activities	-	17,754	(72,954)	1,240	-	(53,960)
Cash flows from investing
activities:
Capital expenditures	-	(629)	(11,908)	(979)	-	(13,516)
Proceeds from sale of assets	-	5,810	3,002	-	-	8,812
Other	-	(127)	-	-	-	(127)
Net cash provided by (used in)
investing activities	-	5,054	(8,906)	(979)	-	(4,831)
Cash flows from financing
activities:
Proceeds from long-term debt	-	693,504	-	-	-	693,504
Proceeds from intercompany
investment	-	(94,752)	76,492	18,260	-	-
Payments on long-term debt	-	(657,347)	-	(20,563)	-	(677,910)
Debt issuance costs paid	-	(26,025)	-	-	-	(26,025)
Equity contributions	-	30,310	-	-	-	30,310
Equity repurchases	-	(793)	-	-	-	(793)
Net cash provided by (used in)
financing activities	-	(55,103)	76,492	(2,303)	-	19,086
Impact of exchange rate movement
on cash	-	-	-	(215)	-	(215)
Net decrease in cash
and cash equivalents	-	(32,295)	(5,368)	(2,257)	-	(39,920)
Cash and cash equivalents at the
beginning of the period	-	40,446	5,423	6,184	-	52,053
Cash and cash equivalents at the end
of the period	$-	$8,151	$55	$3,927	$-	$12,133

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

Overview

We are a leading manufacturer of residential exterior building products in North America.  We offer a comprehensive product line of vinyl siding and skirting, vinyl windows and doors, vinyl and composite fencing and railing, and stone veneer that serves both the home repair and remodeling and the new home construction sectors in the United States and Western Canada.  Vinyl building products have the leading share of sales by volume in siding and windows, and a fast growing share of sales by volume in fencing in the United States. We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood, vinyl, aluminum, and vinyl and aluminum clad windows, and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products.   We believe our broad product offering and geographically diverse manufacturing base allow us to better serve our customers and provide us with a competitive advantage over other vinyl building products suppliers.  We have two reportable segments: (i) Siding, Fencing, and Stone, and (ii) Windows and Doors.

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

Comparability.   All periods after the USV acquisition in October 2008 include the results of operations of USV.  As a result, the three and nine month periods ended October 3, 2009 will not be directly comparable to the three and nine month periods ended September 27, 2008.

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

(Amounts in thousands)
	Three months ended		Nine months ended
	October 3, 2009	September 27, 2008	October 3, 2009	September 27, 2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Sales
Siding, Fencing, and Stone	$182,166	$216,446	$456,239	$572,756
Windows and Doors	111,303	126,379	280,557	367,722
Operating earnings (loss)
Siding, Fencing, and Stone	39,721	27,146	59,956	44,952
Windows and Doors	3,010	(201,171)	(21,671)	(207,519)
Unallocated	(3,751)	(2,458)	(10,288)	(7,327)
Foreign currency gain (loss)
Windows and Doors	242	(60)	84	(555)
Interest expense, net
Siding, Fencing, and Stone	20	43	148	72
Windows and Doors	(66)	26	(134)	(567)
Unallocated	(32,531)	(30,193)	(99,323)	(103,458)
Income tax provision (benefit)
Unallocated	2,260	(15,835)	(12,096)	(42,235)

Net income (loss)	$4,385	$(190,832)	$(59,132)	$(232,167)

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

Siding, Fencing and Stone Segment

	For the three months ended
(dollars in thousands)	October 3, 2009		September 27, 2008
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$182,166	100%	$216,446	100%
Cost of products sold	126,265	69.3%	168,693	77.9%
Gross profit	55,901	30.7%	47,753	22.1%
SG&A expense	14,051	7.7%	18,470	8.5%
Amortization of intangible assets	2,129	1.2%	2,137	1.0%
Operating earnings	$39,721	21.8%	$27,146	12.5%

Net Sales

Net sales for the three months ended October 3, 2009 decreased compared to the same period in 2008 by approximately $34.3 million, or 15.8%. The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts, which negatively impacted the new construction sector and overall softness in repair and remodeling expenditures.  These market conditions negatively impacted demand for our products.  According to the U.S. Census Bureau, third quarter 2009 single family housing starts are estimated to show a decline of approximately 15.5% from actual levels achieved in the third quarter of 2008.  Additionally, according to the National Association of Home Builder’s (“NAHB”) October 2009 forecast, single family housing starts are expected to decline in 2009 by 27.8% as compared to their full year 2008 estimate.  In addition to lower unit volume shipments, selling prices were generally lower in the third quarter of 2009 as compared to the third quarter of 2008 due to market pressure that resulted from lower raw material and freight costs.  The decrease in net sales that resulted from industry wide market demand declines and lower selling prices were partially offset by market share gains from sales to new customers and/or expanded sales to existing customers from additional products or sales in new geographical regions.  As a result of our market share gains, we outperformed the vinyl siding industry. Our unit shipments of vinyl siding for the third quarter of 2009 decreased by only 5.6% as compared to the U.S. vinyl siding industry, as summarized by the Vinyl Siding Institute, which reported a 19.9% unit shipment decline for the third quarter of 2009 compared to the third quarter of 2008. Additionally, our sales for the third quarter of 2009 include sales contributed by United Stone Veneer which was acquired in October 2008.

Cost of Products Sold

Cost of products sold for the three months ended October 3, 2009 decreased compared to the same period in 2008 by approximately $42.4 million, or 25.2%.  The decrease in cost of products sold was primarily due to lower sales as discussed above and decreased raw material costs, primarily PVC resin and aluminum, as well as lower freight costs driven by lower oil costs. The Company estimates that market cost of pipe grade PVC resin and aluminum declined by approximately 12.5% and 34.0% respectively in the third quarter of 2009 as compared to the third quarter of 2008.  Gross profit percentage for the three months ended October 3, 2009 increased from the same period in 2008 from 22.1% to 30.7%.  The improvement in gross profit percentage resulted from decreased raw material and freight cost discussed above, partially offset by lower selling prices. In addition, our gross profit percentage improved as a result of management’s initiatives to reduce fixed expenses which included the consolidation of the majority of the production from the Company’s vinyl siding plant in Kearney, Missouri, into its other three remaining vinyl siding plants and the consolidation of our metal accessory production from our Valencia, Pennsylvania facility into our Sidney, Ohio facility which occurred during the later part of 2008 and early 2009. The improvement in gross profit that resulted from management’s initiatives was partially offset by initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers which was approximately $2.9 million for the third quarter of 2009 as compared to approximately $0.3 million for the same period in 2008.

Selling, general and administrative expenses

SG&A expenses for the three months ended October 3, 2009 decreased by approximately $4.4 million, or 23.9%, from the same period in 2008.  The decrease in SG&A expense was due to lower administrative and other fixed expenses that have been reduced in light of current market conditions. The Company incurred restructuring and integration expense of approximately $0.6 million for the third quarter of 2009 and approximately $0.8 million for the same period in 2008.

Amortization of intangible assets

Amortization expense for the three months ended October 3, 2009 was consistent with the same period in 2008.

	For the nine months ended
(dollars in thousands)	October 3, 2009		September 27, 2008
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$456,239	100%	$572,756	100%
Cost of products sold	340,548	74.6%	463,503	80.9%
Gross profit	115,691	25.4%	109,253	19.1%
SG&A expense	49,342	10.8%	57,890	10.1%
Amortization of intangible assets	6,393	1.4%	6,411	1.1%
Operating earnings	$59,956	13.1%	$44,952	7.8%

Net Sales

Net sales for the nine months ended October 3, 2009 decreased compared to the same period in 2008 by approximately $116.5 million, or 20.3%.  The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts, which negatively impacted the new construction sector and overall softness in repair and remodeling expenditures.  These market conditions negatively impacted demand for our products.  According to the U.S. Census Bureau, single family housing starts for the first nine months of 2009 are estimated to show a decline of approximately 34.5% from actual levels achieved in the first nine months of 2008.  Additionally, according to the National Association of Home Builder’s (“NAHB”) October 2009 forecast, single family housing starts are expected to decline in 2009 by 27.8% as compared to their full year 2008 estimate.  In addition to lower unit volume shipments, selling prices were generally lower in the first nine months of 2009 as compared to the first nine months of 2008 due to market pressure that resulted from lower raw material and freight costs.  The decrease in net sales that resulted from industry wide market demand declines and lower selling prices were partially offset by market share gains from sales to new customers and/or expanded sales to existing customers from additional products or sales in new geographical regions.  As a result of our market share gains, we outperformed the vinyl siding industry. Our unit shipments of vinyl siding for the first nine months of 2009 decreased by 16.0% as compared to the U.S. vinyl siding industry, as summarized by the Vinyl Siding Institute, which reported a 26.1% unit shipment decline for the nine months of 2009 as compared to the same period in  2008.  Additionally, our sales for the first nine months of 2009 include sales contributed by United Stone Veneer which was acquired in October 2008.

Cost of Products Sold

Cost of products sold for the nine months ended October 3, 2009 decreased compared to the same period in 2008 by approximately $123.0 million, or 26.5%. The decrease in cost of products sold was primarily due to lower sales as discussed above and decreased raw material costs, primarily PVC resin and aluminum, as well as lower freight costs driven by lower oil costs. The Company estimates that market cost of pipe grade PVC resin and aluminum declined by approximately 13.2% and 44.8% respectively in the first nine months of 2009 as compared to the first nine months of 2008.  Gross profit percentage for the nine months ended October 3, 2009 increased from the same period in 2008 from 19.1% to 25.4%.  The improvement in gross profit percentage resulted from decreased raw material and freight cost discussed above, partially offset by lower selling prices.  In addition, our gross profit percentage improved as a result of management’s initiatives to reduce fixed expenses which included the closure of the vinyl siding plant in Denison, Texas, which ceased production in February 2008 and the consolidation of the majority of the production from the Company’s vinyl siding plant in Kearney, Missouri, into its other three remaining vinyl siding plants and the consolidation of our metal accessory production from our Valencia, Pennsylvania facility into our Sidney, Ohio facility which occurred during the later part of 2008 and early 2009. The improvement in gross profit that resulted from management’s initiatives was partially offset by initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers which was approximately $6.0 million for the first nine months of 2009 as compared to approximately $1.1 million for the same period in 2008.

Selling, general and administrative expenses

SG&A expenses for the nine months ended October 3, 2009 decreased by approximately $8.5 million, or 14.8%, from the same period in 2008.  The decrease in SG&A expense was due to lower administrative and other fixed expenses that have been reduced in light of current market conditions, as well as lower restructuring and integration expense. The Company incurred restructuring and integration expense of approximately $2.7 million in the first nine months of 2009 and approximately $6.1 million for the same period in 2008.

Amortization of intangible assets

Amortization expense for the nine months ended October 3, 2009 was consistent with the same period in 2008.

Windows and Doors Segment

	For the three months ended
(dollars in thousands)	October 3, 2009		September 27, 2008
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$111,303	100%	$126,379	100%
Cost of products sold	89,826	80.7%	108,744	86.0%
Gross profit	21,477	19.3%	17,635	14.0%
Goodwill impairment	-		200,000	158.3%
SG&A expense	15,689	14.1%	16,030	12.7%
Amortization of intangible assets	2,778	2.5%	2,776	2.2%
Operating earnings (loss)	$3,010	2.7%	$(201,171)	-159.2%
Currency transaction gain (loss)	$242	0.2%	$(60)	0.0%

Net Sales

Net sales for the three months ended October 3, 2009 decreased compared to the same period in 2008 by approximately $15.1 million, or 11.9%.  The decrease in net sales was due to lower demand for our window and door products due to lower sales of our new construction window and door products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts in the U.S. as previously discussed.  In addition, sales of our window and door products in western Canada were negatively impacted by market wide decreased demand that resulted from reductions in housing starts in Alberta, Canada which were estimated to be down 6.9% in the third quarter of 2009 as compared to the same period in 2008 according to the Canadian Mortgage and Housing Corporation (“CMHC”).  The decrease in net sales that resulted from industry wide market demand declines in both the U.S. and western Canadian markets were partially offset by market share gains from sales to new customers and/or expanded sales to existing customers from additional products or sales in new geographical regions.  Our unit shipments of windows and doors in the U.S. were down 8.6% for the third quarter of 2009 as compared to the same period in 2008, while according to the U.S. Census Bureau, third quarter 2009 single family housing starts are estimated to show a decline of approximately 15.5% from actual levels achieved in the third quarter of 2008.  Our unit shipments of windows and doors in western Canada were down 1.6% for the third quarter of 2009 as compared to the same period in 2008, while according to the CMHC, third quarter 2009 single family housing starts in Alberta, Canada are estimated to show a decline of approximately 6.9% from actual levels achieved in the third quarter of 2008.

Cost of Products Sold

Cost of products sold for the three months ended October 3, 2009 decreased compared to the same period in 2008 by approximately $18.9 million, or 17.4%.  The decrease in cost of products sold was primarily due to lower sales as discussed above and decreased raw material costs, primarily PVC resin and aluminum, as well as lower freight costs driven by lower oil costs as previously discussed above. Gross profit percentage for the three months ended October 3, 2009 increased from the same period in 2008 from 14.0% to 19.3%.  The improvement in gross profit percentage resulted from decreased raw material and freight cost discussed above, partially offset by lower selling prices.  In addition, our gross profit percentage improved as a result of management’s initiatives to reduce fixed expenses which included the closure of our Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi window plants during the first six months of 2009 and our realignment of production within our three west coast window plants, including the consolidation of window lineal production during 2009.  The improvement in gross profit that resulted from management’s initiatives was partially offset by initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers which was approximately $0.4 million for the third quarter of 2009 as compared to approximately $0.1 million for the same period in 2008.

Goodwill Impairment

As a result of the depressed residential housing and remodeling markets, the Company conducted an interim goodwill impairment test during the third quarter of 2008 and recorded an estimated $200.0 million impairment charge to operating earnings.  This non-cash charge did not affect the Company’s cash position, liquidity, debt covenants, or have any impact on operations.  See “Note 3 – Goodwill Impairment” to the condensed consolidated financial statements, for a detailed discussion on the 2008 goodwill impairment charge.  The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in additional goodwill impairments.

Selling, general and administrative expenses

SG&A expenses for the three months ended October 3, 2009 decreased by approximately $0.3 million, or 2.1%, from the same period in 2008. The decrease in SG&A expense was due to lower administrative and other fixed expenses that have been reduced in light of current market conditions. The Company incurred restructuring and integration expense of approximately $0.4 million for the third quarter of 2009 and approximately $0.3 million for the same period in 2008.

Amortization of intangible assets

Amortization expense for the three months ended October 3, 2009 was consistent with the same period in 2008.

	For the nine months ended
(dollars in thousands)	October 3, 2009		September 27, 2008
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$280,557	100%	$367,722	100%
Cost of products sold	243,065	86.6%	312,741	85.0%
Gross profit	37,492	13.4%	54,981	15.0%
Goodwill impairment	-		200,000	54.4%
SG&A expense	50,834	18.1%	54,172	14.7%
Amortization of intangible assets	8,329	3.0%	8,328	2.3%
Operating loss	$(21,671)	-7.7%	$(207,519)	-56.4%
Currency transaction gain (loss)	$84	0.0%	$(555)	-0.2%

Net Sales

Net sales for the nine months ended October 3, 2009 decreased compared to the same period in 2008 by approximately $87.2 million, or 23.7%. The decrease in net sales was due to lower demand for our window and door products due to lower sales of our new construction window and door products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts in the U.S. as previously discussed.  In addition, sales of our window and door products in western Canada were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts in Alberta, Canada which were estimated to be down 46.6% in the first nine months of 2009 as compared to the same period in 2008 according to the CMHC. The decrease in net sales that resulted from industry wide market demand declines in both the U.S. and western Canadian markets were partially offset by market share gains from sales to new customers and/or expanded sales to existing customers from additional products or sales in new geographical regions.  Our unit shipments of windows and doors in the U.S. were down 18.7% for the first nine months of 2009 as compared to the same period in 2008, while according to the U.S. Census Bureau, single family housing starts for the first nine months of 2009 are estimated to show a decline of approximately 34.5% from actual levels achieved in the first nine months of 2008.  Our unit shipments of windows and doors in western Canada were down 20.0% for the first nine months of 2009 as compared to the same period in 2008, while according to the CMHC, single family housing starts in Alberta, Canada for the first nine months of 2009 are estimated to show a decline of approximately 46.6% from actual levels achieved in the first nine months of 2008.

Cost of Products Sold

Cost of products sold for the nine months ended October 3, 2009 decreased compared to the same period in 2008 by approximately $69.7 million, or 22.3%. The decrease in cost of products sold was primarily due to lower sales as discussed above and decreased raw material costs, primarily PVC resin and aluminum, as well as lower freight costs driven by lower oil costs as previously discussed above. Gross profit percentage for the nine months ended October 3, 2009 declined from the same period in 2008 from 15.0% to 13.4%.  The decrease in gross profit percentage resulted from lower sales as fixed manufacturing costs were not reduced in direct proportion to lower sales. In response to lower market demand, the Company closed its Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi window plants during the first nine months of 2009 and realigned production within its three west coast window plants, including the consolidation of window lineal production during 2009.  The closure of the three window plants and realignment of window lineal production were intended to lower operating costs and improve gross profit performance which has been demonstrated in the improvement in our third quarter 2009 gross profit percentage as compared to the same period in 2008.  Also impacting our gross profit results for the nine months ended October 3, 2009 were the initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers which was approximately $0.8 million for the third quarter of 2009 as compared to approximately $0.4 million for the same period in 2008.

Goodwill Impairment

As a result of the depressed residential housing and remodeling markets, the Company conducted an interim goodwill impairment test during the third quarter of 2008 and recorded an estimated $200.0 million impairment charge to operating earnings.  This non-cash charge did not affect the Company’s cash position, liquidity, debt covenants, or have any impact on operations.  See “Note 3 – Goodwill Impairment” to the condensed consolidated financial statements, for a detailed discussion on the 2008 goodwill impairment charge.  The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in additional goodwill impairments.

Selling, general and administrative expenses

SG&A expenses for the nine months ended October 3, 2009 decreased by approximately $3.3 million, or 6.2%, from the same period in 2008. The decrease in SG&A expense was due to lower administrative and other fixed expenses that have been reduced in light of current market conditions.  These SG&A expense reductions were partially offset by higher restructuring and integration expenses that were incurred of approximately $5.8 million in the first nine months of 2009 and approximately $2.8 million for the same period in 2008.

Amortization of intangible assets

Amortization expense for the nine months ended October 3, 2009 was consistent with the same period in 2008.

Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

For the three months ended
(dollars in thousands)	October 3, 2009	September 27, 2008
	(unaudited)	(unaudited)
Statement of operations data:
Operating loss	$(3,751)	$(2,458)
Interest expense	(32,543)	(30,278)
Interest income	12	85
Provision (benefit) for income taxes	$2,260	$(15,835)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended October 3, 2009 increased by approximately $1.3 million over the same period in 2008.  The increase was driven by the expansion of the corporate office and centralization of back office functions from the operating units to the corporate office.  The operating loss for the three months ended October 3, 2009 includes approximately $9,000 of intangible asset amortization expense.

Interest expense

Interest expense for the three months ended October 3, 2009 increased by approximately $2.3 million over the same period in 2008.  The increase was primarily due to interest on increased borrowings under the ABL Facility in 2009 as compared to 2008.

Income taxes

The income tax expense for the three months ended October 3, 2009 increased by approximately $18.1 million over the same period in 2008 due to the Company’s favorable operating performance during the three months ended October 3, 2009 in which the Company generated pre-tax income of approximately $6.6 million compared to a $206.7 million pre-tax loss generated in the three months ended September 27, 2008 which included a goodwill impairment charge of approximately $200.0 million.  During the quarter ended October 3, 2009, the Company increased its valuation allowance by approximately $9.2 million.

As of October 3, 2009, the Company’s estimated effective income tax rate for the full year was approximately 17.8% which varied from the statutory rate primarily due to state tax expense, an increase in the valuation allowance, and the tax benefit associated with cancellation of debt income.  As of October 3, 2009, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  At December 31, 2008, the Company was in a net deferred tax liability position and had sufficient taxable income from reversing taxable temporary differences to realize the federal deferred tax assets.  The Company scheduled out the reversing temporary differences associated with their deferred tax assets and deferred tax liabilities to conclude that a full valuation allowance was not necessary at December 31, 2008.  The Company currently has book goodwill of approximately $13.4 million that is not amortized and results in a deferred tax liability of approximately $2.2 million at October 3, 2009.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

Affiliates of our controlling stockholder have purchased approximately $234.7 million of the Senior Subordinated Notes as of October 3, 2009.  The Company determined that approximately $115.1 million would be considered cancellation of indebtedness (“COD”) income as the acquiring party was deemed a related party for tax purposes.  In connection with this transaction, the Company was able to reduce certain tax attributes including net operating losses ("NOLs") and tax basis in assets in lieu of recognizing approximately $19.3 million of COD income during the three months ended October 3, 2009.

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

During the quarter ended September 27, 2008, the Company’s effective tax rate was 37.8% which was consistent with the Company’s expectations for the full 2008 fiscal year.

For the nine months ended
(dollars in thousands)	October 3, 2009	September 27, 2008
	(unaudited)	(unaudited)
Statement of operations data:
Operating loss	$(10,288)	$(7,327)
Interest expense	(99,353)	(103,790)
Interest income	30	332
Benefit for income taxes	$(12,096)	$(42,235)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the nine months ended October 3, 2009 increased by approximately $3.0 million over the same period in 2008.  The increase was driven by the expansion of the corporate office and centralization of back office functions from the operating units to the corporate office.  The operating loss for the nine months ended October 3, 2009 includes approximately $12,000 of intangible asset amortization expense.

Interest expense

Interest expense for the nine months ended October 3, 2009 decreased by approximately $4.4 million over the same period in 2008.  The decrease was primarily due to approximately $27.6 million of interest costs incurred in the second quarter of 2008 related to the issuance of new debt (approximately $14.0 million of deferred financing costs associated with previous debt, approximately $6.8 million for a prepayment premium and approximately $6.8 million of bank amendment fees that were subsequently retired).  This decrease was partially offset by interest of approximately $63.1 million on the Senior Secured Notes in the nine months of 2009 as compared to approximately $25.4 million interest paid in the first nine months of 2008 after the issuance on June 9, 2008 and the approximately $20.6 million of interest in 2008 on the Company’s previous term loan which was repaid on June 9, 2008.  Also offsetting the decrease is approximately $2.5 million of interest charges related to the debt modification which occurred during 2009, and approximately $3.6 million due to interest paid on increased borrowings under the ABL Facility and higher amortization of deferred financing in 2009 as compared to 2008.

Income taxes

The income tax benefit for the nine months ended October 3, 2009 decreased by approximately $30.1 million over the same period in 2008 due to the Company’s favorable operating performance during the nine months ended October 3, 2009 in which the Company generated a lower pre-tax loss of $71.2 million compared to a pre-tax loss of $274.4 million generated in the nine months ended September 27, 2008 which included a goodwill impairment charge of approximately $200.0 million and a write off of deferred financing costs of $27.6 million.  During the nine months ended October 3, 2009, the Company increased its valuation allowance by approximately $26.4 million.  As of October 3, 2009, the Company’s estimated effective income tax rate for the full year was approximately 17.8% which varied from the statutory rate primarily due to state tax expense, an increase in the valuation allowance, and the tax benefit associated with cancellation of debt income.  As of October 3, 2009, a valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  At December 31, 2008, the Company was in a net deferred tax liability position and had sufficient taxable income from reversing taxable temporary differences to realize the federal deferred tax assets.  The Company scheduled out the reversing temporary differences associated with their deferred tax assets and deferred tax liabilities to conclude that a full valuation allowance was not necessary at December 31, 2008.  The Company currently has book goodwill of approximately $13.4 million that is not amortized and results in a deferred tax liability of approximately $2.2 million at October 3, 2009.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

Affiliates of our controlling stockholder have purchased approximately $234.7 million of the Senior Subordinated Notes as of October 3, 2009.  The Company determined that approximately $115.1 million would be considered COD income as the acquiring party was deemed a related party for tax purposes.  In connection with this transaction, the Company was able to reduce certain tax attributes including NOLs and tax basis in assets in lieu of recognizing approximately $115.1 million of COD income during the nine months ended October 3, 2009.

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

During the nine months ended October 3, 2009, the Company also filed an amended federal income tax return for the year ended December 31, 2005 in order to adjust its net operating loss limitations.  The Company recorded the resulting income tax benefit as an income tax receivable of approximately $4.1 million as of October 3, 2009, which has been recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets as of October 3, 2009.

Liquidity and Capital Resources

During the nine months ended October 3, 2009, cash and cash equivalents decreased approximately $18.5 million to $39.8 million as of October 3, 2009, reflecting the challenging economic conditions currently affecting the housing industry and our seasonal working capital needs.  Cash and cash equivalents increased approximately $20.3 million during the third quarter of 2009 reflecting the Company’s financial performance.

Our business is seasonal because inclement weather during the winter months reduces the level of building and remodeling activity in both the home repair and remodeling and new home construction sectors, especially in the Northeast and Midwest regions of the United States and Western Canada.  As a result, our liquidity typically increases during the second and third quarters as our borrowing base increases under the ABL facility reaching a peak early in the fourth quarter, and decreases late in the fourth quarter and throughout the first quarter.

Our primary cash needs are for working capital, capital expenditures and debt service.  As of October 3, 2009, our annual interest charges for debt service to related and nonrelated parties, including the ABL facility, are estimated to be approximately $118.2 million.  We do not have any scheduled debt maturities in 2009 or 2010.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures are estimated to be approximately 1.4% to 1.6% of net sales on an annual basis.  As of October 3, 2009, our purchase commitments for inventory are approximately $0.8 million.  We finance these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ ABL Facility.

The Company’s specific cash flow movement for the nine months ended October 3, 2009 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the nine months ended October 3, 2009 was approximately $17.1 million.  Net cash used in operating activities for the nine months ended September 27, 2008 was approximately $54.0 million.  The decrease in cash used in operating activities for 2009 as compared to 2008 was primarily driven by positive working capital changes.  Working capital favorability resulted predominantly from lower inventory pricing due to lower commodity costs for PVC resin and aluminum.  Therefore, cash expended for inventory purchases during the nine months ended October 3, 2009 was less than the comparable period from the previous year.

Cash provided by (used in) investing activities

Net cash used in investing activities for the nine months ended October 3, 2009 was approximately $5.6 million.  Net cash used in investing activities for the nine months ended September 27, 2008 was approximately $4.8 million.  The cash used in investing activities for the nine months ended October 3, 2009 was primarily used for capital expenditures.  The cash used in investing activities for the nine months ended September 27, 2008 was predominantly from capital expenditures of $13.5 million, partially offset by the sale of assets of approximately $8.8 million.  The decrease in capital expenditures during 2009 reflects the difficult economic environment and management’s ability to effectively manage expenditures during these economic conditions.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended October 3, 2009 was approximately $3.8 million, primarily from revolver borrowings of $5.0 million offset by debt issuance costs of approximately $1.2 million. Net cash provided by financing activities for the nine months ended September 27, 2008 was approximately $19.1 million and consisted of approximately $15.6 million of proceeds from long-term debt, and a $30.0 million cash equity contribution that the Company received from CI Capital Partners LLC partially offset by approximately $26.0 million of debt issuance costs and approximately $0.5 million of repurchased net equity.

The Company’s specific debt instruments and terms are described below:

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of its Senior Secured Notes, which are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under the existing senior secured credit facility of approximately $691.2 million.  The Senior Secured Notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum.  Interest is payable semi-annually on June 15 and December 15 of each year.  On October 23, 2009, Ply Gem Industries issued an additional $25.0 million of its Senior Secured Notes in a private placement transaction.  The net proceeds will be utilized for general corporate purposes.

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

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the closing of the issuance of the Senior Secured Notes on June 9, 2008, the Company and its subsidiaries entered into the ABL Facility, which initially provided for revolving credit financing of up to $135.0 million, and was subsequently increased to $150.0 million as of August 14, 2008, subject to borrowing base availability, with a maturity of five years (June 2013), including sub-facilities for letters of credit, swingline loans and borrowings in Canadian dollars and United States dollars by CWD.   On July 16, 2009, the Company amended the ABL Facility increasing the available commitments to $175.0 million, and on October 9, 2009, the Company amended the ABL Facility to, among other things, allow for the issuance of the additional $25.0 million Senior Secured Notes.

The ABL Facility will mature on October 15, 2011 if Ply Gem Industries’ Senior Subordinated Notes are not refinanced by such date.  We may need to refinance, extend the maturity or otherwise amend the ABL facility.  Our ability to refinance the ABL facility and/or Senior Subordinated Notes is dependent, among other things, on business conditions and our financial performance.  In addition, the ABL Facility provided that the revolving commitments may be further increased to $200.0 million, subject to certain terms and conditions.

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

As of October 3, 2009, Ply Gem Industries had approximately $102.9 million of contractual availability and approximately $76.5 million of borrowing base availability under the ABL Facility, reflecting $65.0 million of borrowings outstanding and approximately $7.1 million of letters of credit.

The interest rates applicable to loans under the ABL Facility are, at the Company’s option, equal to a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of October 3, 2009, the Company’s interest rate on the ABL Facility was approximately 6.0%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1:1.0 if the Company’s borrowings exceed certain levels.

In July 2009, the Company amended the ABL Facility increasing the available commitments by $25.0 million from $150.0 million to $175.0 million, and changed both the availability threshold for certain cash dominion events and compliance with the fixed charge and other covenants from 15% of revolving credit commitments to 15% of the lower of the revolving credit commitments or the borrowing base but not less than $20.0 million. The Company must maintain excess availability of at least $20.0 million to avoid being subject to the fixed charge coverage ratio.  As a condition to this availability increase, the applicable margins payable on the loans were increased and made subject to certain minimums.  In October 2009, the Company amended the ABL Facility to allow for the issuance of the additional $25.0 million Senior Secured Notes and to permit certain refinancing transactions with respect to the Senior Subordinated Notes.  The October 2009 amendment also permits Ply Gem Industries to issue equity securities to Ply Gem Holdings, its parent.  The October 2009 amendment does not affect the $175.0 million availability amount or the applicable interest rate margins under the ABL Facility.

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

As of October 3, 2009, certain affilitates of the Company's controlling stockholder had acquired approximately $234.7 million of the outstanding Senior Subordinated Notes. Subsequent to October 3, 2009, these affiliates had acquired an additional $46.7 million of the outstanding Senior Subordinated Notes bringing the total owned by related parties to approximately $281.4 million including an unamortized premium of approximately $0.1 million. In the future, the Company and its affiliates may consider conducting exchange or tender offers for its indebtedness or purchasing or otherwise acquiring its indebtedness.

Liquidity requirements

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under our ABL Facility.  We believe that we will continue to meet our liquidity requirements over the next 12 months. We believe that our operating units are positive cash flow generating units and will continue to sustain their operations without any significant liquidity concerns.  The performance of these operating units is significantly impacted by the performance of the housing industry, specifically single family housing starts and the repair and remodeling markets.  Any unforeseen or unanticipated downturn in these markets could have a negative impact on the Company’s liquidity position.

In order to meet these liquidity requirements as well as other anticipated liquidity needs in the normal course of business, as of October 3, 2009 we had cash and cash equivalents of approximately $39.8 million, $102.9 million of contractual availability under the ABL Facility and approximately $76.5 million of borrowing base availability.  Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any debt financing should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in the Company’s Annual Report on Form 10-K, the Company has a potential obligation related to certain tax issues of approximately $10.1 million, including interest of approximately $1.4 million.  The timing of the potential tax payments is unknown.

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

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under "Risk factors," and the following:

•	our high degree of leverage and significant debt service obligations;
•	restrictions under the indentures governing the Senior Secured Notes and restrictions under our ABL Facility;
•	the competitive nature of our industry;
•	changes in interest rates, and general economic, home repair and remodeling and new home construction market conditions;
•	changes in the price and availability of raw materials; and
•	changes in our relationships with our significant customers.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $175.0 million as of October 3, 2009, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility is fully drawn as of October 3, 2009, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.4 million per year.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and nine month periods ended October 3, 2009, the net impact of foreign currency changes to the Company’s results of operations was a gain of $0.2 million and $0.1 million, respectively.  The impact of foreign currency changes related to translation resulted in a decrease in stockholder’s (deficit) of approximately $3.4 million for the nine months ended October 3, 2009.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At October 3, 2009, we did not have any outstanding foreign currency hedging contracts.

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

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of October 3, 2009.

As of October 3, 2009, we did not maintain timely and effective controls to ensure the accuracy of the provision for income taxes. Specifically, the requisite level of skills and resources in accounting for income taxes was inadequate and the Company’s procedures for preparing, analyzing, reconciling, and reviewing its income tax provision and income tax balance sheet accounts did not provide effective internal control. This control deficiency could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.  A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

In light of the material weakness described above, we have performed additional analysis and other post-closing procedures to ensure that our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

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

Subsequent to October 3, 2009, we have increased the staffing levels within our tax department in an effort to remediate the material weakness by December 31, 2009.

PART II - OTHER INFORMATION

Item 1A.     RISK FACTORS

Other than as set forth below, there have been no material changes to the Risk Factors as set forth in our Annual Report on Form 10-K.
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

Item 6.          EXHIBITS

(a)      Exhibits

Exhibit No.                                                                  Description of Exhibits

* 4.1
Second Amendment dated as of October 9, 2009, to the Credit Agreement dated as of June 9, 2008 and amended and restated as of July 16, 2009, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., CWD Windows and Doors, Inc., the other borrowers named therein, each lender from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, U.S. Swing Line Lender and U.S. L/C Issuer, General Electric Capital Corporation, as Collateral Agent, Credit Suisse, Toronto Branch, as Canadian Swing Line Lender and Canadian L/C Issuer, and the other agents party thereto.

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

Date:  November 13, 2009

By	/s/ Gary E. Robinette
Name:	Gary E. Robinette
Title:	President and Chief Executive Officer

Date:  November 13, 2009

By	/s/ Shawn K. Poe
Name:	Shawn K. Poe
Title:	Vice President, Chief Financial Officer, Treasurer and Secretary