Form 10-K
period 2009-12-31
PLY GEM HOLDINGS INC
filed 2010-03-19
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
or
[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition periord from __________ to _________.

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
Large accelerated filer   [  ]   Accelerated filer  [  ]     Non-accelerated filer  [X]  Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]     No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2009 was $0.

The Company had 100 shares of common stock outstanding as of March 19, 2010.

Documents incorporated by reference:  None

* The registrant is not required to file this Annual Report on Form 10-K or other reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports during the preceding 12 months that would have been required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  This filing is required pursuant to the terms of the indentures governing Ply Gem Industries, Inc.’s 11.75% senior secured notes due 2013 and 13.125% senior subordinated notes due 2014.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included herein. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations.

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

PART I

Item 1.  BUSINESS

Company Overview

We are a leading manufacturer of residential exterior building products in North America.  We offer a comprehensive product line of vinyl siding and skirting, vinyl windows and doors, vinyl and composite fencing and railing, and stone veneer that serves both the home repair and remodeling and the new home construction sectors in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows, and a fast growing share of sales volume in fencing in the United States. We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood, vinyl, aluminum, and vinyl and aluminum clad windows, and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products.   We believe our broad product offering and geographically diverse manufacturing base allow us to better serve our customers and provide us with a competitive advantage over other vinyl building products suppliers.  We have two reportable segments: (i) Siding, Fencing, and Stone, and (ii) Windows and Doors.

Additional information concerning our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Unless the context indicates or requires otherwise, (i) the term “Ply Gem Holdings” refers to Ply Gem Holdings, Inc.; (ii) the term “Ply Gem Industries” refers to Ply Gem Industries, Inc., our principal operating subsidiary; and (iii) the terms "we", "our", "ours", "us", “Ply Gem”, and the "Company" refer collectively to Ply Gem Holdings and its subsidiaries. The use of these terms is not intended to imply that Ply Gem Holdings and Ply Gem Industries and its subsidiaries are not separate and distinct legal entities.

History

Ply Gem Holdings was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”).  Nortek was at the time a wholly-owned subsidiary of Nortek Holdings, Inc. (“Nortek Holdings”).  The Ply Gem acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries to Ply Gem Holdings pursuant to the terms of the stock purchase agreement among Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), Nortek and WDS LLC, dated as of December 19, 2003, as amended.  Prior to February 12, 2004, Ply Gem Holdings had no operations and Ply Gem Industries was wholly-owned by a subsidiary of WDS LLC, which was a wholly-owned subsidiary of Nortek.  Ply Gem Holdings, a Delaware corporation, is a wholly-owned subsidiary of Ply Gem Investment Holdings, a Delaware corporation controlled by an affiliate of CI Capital Partners LLC, formerly known as Caxton-Iseman Capital LLC.  Prior to the Ply Gem Acquisition, Ply Gem Industries was known as the Windows, Doors and Siding division of Nortek.

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

On February 24, 2006, Ply Gem completed the Alenco acquisition in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock option holders of AWC and FNL Management Corp., an Ohio corporation, as their representative on February 6, 2006.  Pursuant to the securities purchase agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase shares of common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco that were contributed separately to Ply Gem Prime Holdings, the new parent company of Ply Gem Investment Holdings, in exchange for shares of capital stock of Ply Gem Prime Holdings).  Immediately following the completion of the Alenco acquisition, AWC became a wholly-owned subsidiary of Ply Gem.   The Alenco acquisition directly supports the Company’s national window strategy and today operates under common leadership with our other U.S. window businesses.

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

On October 31, 2008, Ply Gem acquired substantially all of the assets of United Stone Veneer, LLC (“USV”).  USV manufactures stone veneer products and operates a manufacturing facility in Middleburg, Pennsylvania.  As a result of the USV acquisition, the Company modified the name of its “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone” during 2008.

Access to Company Information

The Company maintains a website with the address www.plygem.com. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”).

Business Strategy

†
Continued Market Share Gains   We intend to increase our market share both in our siding, fencing and stone products and in our window and door products by utilizing the breadth of our broad geographical footprint to serve customers across the United States and Canada.  Additionally, our continued investments in product innovation and quality coupled with strong customer service further enhance our ability to capture market share in each of our markets. Furthermore, we believe there is substantial opportunity across our product families to cross-sell and bundle products to further leverage our channel partners and exclusive industry relationships.

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

†
Expand Brand Coverage and Product Innovation  We intend to continually increase the value of the Ply Gem brands by leveraging the Ply Gem brand principles across each of the product brands in the Siding, Fencing and Stone and Windows and Doors business segments.  These principles embodied within the Ply Gem experience for all customers, include: Service, Distribution, Reliability, Selection, Innovation and Sustainability.  Together, they provide the customer a consistent and differentiated experience as compared to Ply Gem’s competitors. In addition, we plan to maximize the value of our new product innovations and technologies by deploying best practices and manufacturing techniques across our product categories. For example, we believe our innovations and expertise in manufacturing composite materials for railing products have favorably positioned our siding and accessories products for future introduction of composite materials.  Furthermore, our recent addition of manufactured stone veneer to our product offering will provide our existing siding customers with access to the fastest growing category of exterior cladding products.  Our vertical integration in producing aluminum windows positioned us to introduce a new aluminum and wood clad window, which won the new product of the day award at the 2008 International Builder’s Show. We currently employ 32 research and development professionals dedicated to new product development, reformulation, product redesign and other manufacturing and product improvements.

†
Further Improve Operating Efficiencies   While we have significantly improved our vinyl siding manufacturing cost structure over the last several years, we believe that there are further opportunities for improvement. We have proactively managed our manufacturing capacity in light of current depressed market conditions as was demonstrated by our closure of our Denison, Texas vinyl siding manufacturing facility in February 2008, the reduction of production at our Kearney, Missouri vinyl siding manufacturing facility in June 2009, and closure of our Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi window manufacturing facilities during 2009, which reduced manufacturing costs and improved operational efficiencies at our remaining manufacturing facilities.  We continue to expand our vertical integration in manufacturing and consolidate our purchases of key raw materials, such as PVC resin which we believe provides us with a manufacturing cost advantage as compared to some of our competitors.  In addition, we implemented manufacturing improvements and best practices across all of our product categories, including, for example, expansion of our virtual plant strategy and further vertical integration in our window product lines which was demonstrated by the introduction of our aluminum clad window line. We have begun to optimize product development, sales and marketing, materials procurement, operations and administrative functions across all of our product categories and have centralized many back office functions, such as payroll, accounts payable, billing and cash application into our corporate office in Cary, North Carolina which improves the overall efficiency of these functions. We believe that additional opportunities remain as we further leverage our buying power across other raw materials as well as spending for non-raw material items by obtaining volume discounts and minimizing costs. In addition, the integration of our sales and marketing efforts across our product categories provides an ongoing opportunity to significantly improve sector penetration.

Industry Overview

Demand for exterior building products, including siding, fencing, stone, windows and doors, is primarily driven by repair and remodeling of existing homes and construction of new homes, which are affected by changes in national and local economic and demographic conditions, employment levels, availability of financing, interest rates, consumer confidence and other economic factors.

Home Repair and Remodeling
Since the early 1990s and through 2006, demand for home repair and remodeling products increased at a compounded annual growth rate of 4.3%, according to the U.S. Census Bureau, as a result of strong economic growth, low interest rates and favorable demographics.  However, beginning in 2007 through 2009 the ability for home owners to finance repair and remodeling expenditures, such as replacement windows or vinyl siding, has been negatively impacted by a general tightening of lending requirements by banks and other financial institutions.  Another factor that has negatively impacted home owner’s ability to finance repair and remodeling expenditures is the significant decrease in home values that has occurred in the past two years in many U.S. metropolitan areas which has reduced the amount of home equity that homeowners can borrow against to finance repair and remodeling expenditures.  In fact, it is estimated that 23% of all U.S. home mortgages are underwater, whereby the home’s worth is less than the amount owed by the homeowner on the mortgage. In addition, management believes that expenditures for home repair and remodeling products are also impacted by consumer confidence which declined during 2009 due to general economic conditions and increased unemployment levels.  As such, management believes expenditures for home repair and remodeling products declined in 2009 from 2008 levels.  Although certain aspects of the recently enacted federal stimulus plan, such as energy saving tax credits, may encourage some consumers to make home improvements, including the replacement of older windows with newer more energy efficient windows, management believes these favorable measures will be largely offset during 2010 by the negative impact of high unemployment, limited availability of consumer financing and lower consumer confidence levels.  As such, management does not expect that expenditures for home repair and remodeling products will improve during 2010 from 2009 levels.

New Home Construction
New home construction experienced strong growth from the early 1990s to 2006, with housing starts increasing at a compounded annual growth rate of 3.9%.  However in 2007, 2008 and 2009, single family housing starts declined 29.7%, 40.5% and 28.8% respectively, according to the National Association of Home Builders (“NAHB”).  Although some market forecasts including the NAHB, project an improvement in single family housing starts in 2010, management expects 2010 single family housing starts to be relatively flat compared to 2009 levels due to the negative impact from the additional foreclosures expected during 2010, continued high unemployment levels, and other negative general economic factors.

While the industry is experiencing a period of severe correction and downturn, management believes the long-term economic outlook for new construction is favorable and supported by a favorable interest rate environment and strong demographics, as increasing immigration drives demand for starter homes. According to the Joint Center for Housing Studies of Harvard University, net new households between 2010 and 2020 are expected to be between 12.5 million units and 14.8 million units, with the low end of the range equal to net new housing units achieved between 1995 and 2005.  Additionally, interest rates on home loans remain at historically low levels and the U.S. Congress passed an economic stimulus package that provides, among other things, favorable tax credits towards home purchases which are intended to stimulate demand for U.S. housing.

Description of Business

Financial information about our segments is included in the Notes to Consolidated Financial Statements and incorporated herein by reference.

Siding, Fencing, and Stone Segment

Products

In our Siding, Fencing, and Stone segment, our principal products include vinyl siding and skirting, vinyl and aluminum soffit, aluminum trim coil, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems, injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts, vinyl fence, vinyl and composite railing, and stone veneer.  We sell our siding and accessories under our Variform, Napco, Mastic Home Exteriors, and Cellwood brand names and under the Georgia-Pacific brand name through a private label program.  We also sell our Providence line of vinyl siding and accessories to Lowe’s under our Durabuilt private label brand name.  Our vinyl and vinyl-composite fencing and railing products are sold under our Kroy and Kroy Express brand names.  Our stone veneer products are sold under our United Stone Veneer brand name, however, in 2010 we changed the stone veneer products branding to Ply Gem Stone from United Stone Veneer.  A summary of our product lines is presented below according to price point:

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

We sell our siding and accessories to specialty distributors (one-step distribution) and to wholesale distributors (two-step distribution).  Our specialty distributors sell directly to remodeling contractors and builders.  Our wholesale distributors sell to retail home centers and lumberyards who, in turn, sell to remodeling contractors, builders and consumers.  In the specialty channel, we have developed an extensive network of approximately 800 independent distributors, serving over 22,000 contractors and builders nationwide.  We are well-positioned in this channel as many of these distributors are both the largest and leading consolidators in the industry.  In the wholesale channel, we are the sole supplier of vinyl siding and accessories to BlueLinx (formerly a distribution operation of the Georgia-Pacific Corporation), one of the largest building products distributors in the United States.  Through BlueLinx and our BlueLinx dedicated sales force, our Georgia-Pacific private label vinyl siding products are sold at major retail home centers, lumberyards and manufactured housing manufacturers.  A portion of our siding and accessories is also sold directly to Lowe’s Home Improvement Centers under our Durabuilt brand name.  Our growing customer base of fencing and railing consists of fabricators, distributors, retail home centers and lumberyards.  Our customer base of manufactured stone veneer products consists of distributors, lumberyards, retailers and contractors.

Our largest customer, BlueLinx, made up 15.2% of the net sales of our Siding, Fencing, and Stone segment and 9.2% of our consolidated net sales for both the years ended December 31, 2008 and 2009.

Production and Facilities

Vinyl siding, skirting, soffit and accessories are manufactured in our Martinsburg, West Virginia, Jasper, Tennessee, Stuarts Draft, Virginia and Kearney, Missouri facilities, while all metal products are produced in our Sidney, Ohio facility with some metal painting operations being performed in our Valencia, Pennsylvania facility.  The majority of our injection molded products such as shakes, shingles, scallops, shutters, vents and mounts are manufactured in our Gaffney, South Carolina facility.  Due to excess capacity and to reduce operating costs, the Company closed the Denison, Texas facility in early 2008 and consolidated the majority of the production from the Company’s vinyl siding plant in Kearney, Missouri into its other three remaining vinyl siding plants in the first half of 2009.  In addition, the Company consolidated its metal accessory production from our Valencia, Pennsylvania facility into our Sidney, Ohio facility which occurred during the later part of 2008 and early 2009.  The vinyl and metal plants have sufficient capacity to support planned levels of sales growth for the foreseeable future.  Our fencing and railing products are currently manufactured at our York, Nebraska and Fair Bluff, North Carolina facilities.  The fencing and railing plants have sufficient capacity to support our planned sales growth for the foreseeable future.  Our stone veneer products are manufactured at our Middleburg, Pennsylvania facility.  The stone veneer plant has sufficient capacity to support our planned sales growth for the foreseeable future.  We expect our capital expenditures for our Siding, Fencing and Stone segment in the near future to be at or below our historical expenditure levels as a result of lower near-term demand due to market conditions.

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

Competition

We compete with other national and regional manufacturers of vinyl siding, fencing and stone products.  We believe we are one of the largest manufacturers of vinyl siding in North America, alongside CertainTeed and Alside.  We believe that we have increased our market share and that in 2009 we accounted for approximately 33% of the U.S. vinyl siding market as compared to approximately 29% in 2008.  Our aluminum accessories competitors include Alsco, Gentek and other smaller regional competitors.  Significant growth in vinyl fencing and railing has attracted many new entrants, and the sector today is fragmented.  Our fencing and railing competitors include U.S. Fence, Homeland, Westech, Bufftech, Royal, and Azek.  Our stone veneer competitors include Owens Corning, Eldorado Stone, Coronado Stone, and smaller, regional competitors. We generally compete on product quality, breadth of product offering, sales and service support.  In addition to competition from other vinyl siding, fencing and stone products, our products face competition from alternative materials, such as wood, metal, fiber cement and masonry siding.  Increases in competition from other vinyl exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to net sales decreases.

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

Backlog

Our Siding, Fencing, and Stone segment had a backlog of approximately $7.1 million at December 31, 2009, and a backlog of approximately $6.4 million at December 31, 2008.  We expect to fill 100% of the orders during 2010.

Windows and Doors Segment

Products

In our Windows and Doors segment, our principal products include vinyl, aluminum, wood and clad-wood windows and patio doors, and steel, wood, and fiberglass entry doors that serve both the new home construction and the repair and remodeling sectors in the United States and Western Canada.  Our products in our Windows and Doors segment are sold under the Ply Gem Windows, Great Lakes Window, and CWD Windows and Doors brands.  In the past, we have also sold our windows and doors under our MW, Patriot, Twin Seal, Alenco, Builders View, Great Lakes, Ply Gem, Uniframe, Grandview, Seabrooke, Bayshore, Napco, and CertainTeed brand names.  A summary of our current product lines is presented below according to price point:

	Ply Gem Windows		Great Lakes Window	CWD
	New Construction	Replacement	Replacement	New Construction
Specialty/Super-Premium	Mira Premium Series	Select Series	Uniframe	Regency Fusion
Premium	Pro Series - West	Premium Series	Lifestyles	Ambassador
Standard	Pro Series - East	Pro Series	Seabrooke	Envoy Diplomat Premier
Economy	Builder Series	Contractor Series	Bayshore	Consul

In 2010, we will begin selling our CWD Windows and Doors under the Ply Gem brand in Canada which is consistent with our strategy of building brand equity in the Ply Gem name.

We continue introducing new products to the portfolio which allow us to enter or further penetrate new distribution channels and customers.  The breadth of our product lines and our multiple price point strategy enable us to target multiple distribution channels (wholesale, retail and builder direct) and end-use sectors (home repair and remodeling and new home construction).

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

Our sales of windows and doors to our top five largest window and door customers represented 23.1% of the net sales of our Windows and Doors segment and 9.1% of our consolidated net sales for the year ended December 31, 2009.  For the year ended December 31, 2008, our five largest customers represented 24.8% of the net sales of our Windows and Doors segment and 8.5% of our consolidated net sales.

Production and Facilities

Our window and door products leverage a network of vertically integrated production and distribution facilities located in Virginia, Ohio, North Carolina, Georgia, Texas, California, Washington and western Canada.  Our window and door manufacturing facilities have benefited from our continued investment and commitment to product development and product quality combined with increasing integration of best practices across our product offerings.  In 2009, we began producing vinyl compound for our west coast facilities which improved our operating efficiency and resulted in lower production cost for these items. In 2009, we also began making upgrades to insulated glass production lines in anticipation of more stringent energy efficiency requirements driven by changes in building codes and consumer demand for Energy Star rated products.  These improvements will continue throughout 2010.

Due to excess capacity and the need to reduce operating costs, the Company closed the Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi facilities in the first six months of 2009.  While the market has required us to close facilities and ramp down capacity in our remaining facilities in 2009, all of our facilities have the ability to increase capacity in a cost effective manner by expanding production shifts.  Ongoing capital investments will focus upon new product introductions and equipment maintenance and cost reductions.

Raw Materials and Suppliers

PVC compound, wood, aluminum, and glass are major components in the production of our window and door products.  Historically, changes in PVC compound, aluminum billet, and wood cutstock prices have had the most significant impact on our material cost of products sold in our Windows and Doors segment.  We are one of the largest consumers of PVC resin in North America and we continue to leverage our purchasing power on this key raw material.  As mentioned above, the PVC resin compound that is used in window lineal production is now produced internally.  The leveraging of our PVC resin buying power and the expansion of PVC resin compounding capabilities has begun to benefit all of our domestic window companies.  Our window plants have significantly consolidated glass purchases to take advantage of strategic sourcing savings opportunities.  In addition, we have continued to vertically integrate aluminum extrusion for a variety of our product lines.

Competition

The window and patio door sector remains fragmented, comprised primarily of local and regional manufacturers with limited product offerings.  The sector’s competitors in the United States include national brands, such as Jeld-Wen, Simonton, Pella and Andersen, and numerous regional brands, including MI Home Products, Atrium, Weathershield, and Milgard.  Competitors in Canada include Jeld-Wen, Gienow, All Weather and Loewen.  We generally compete on service, product performance, a complete product offering, sales and support.  We believe all of our products are competitively priced.

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

Backlog

Our Windows and Doors segment had a backlog of approximately $17.9 million at December 31, 2009, and approximately $16.7 million at December 31, 2008.  We expect to fill 100% of the orders during 2010.

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

Under the stock purchase agreement governing the MW acquisition, the sellers agreed to indemnify us for the first $250,000 in certain costs of compliance with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million.  MW’s Rocky Mount, Virginia property is involved in a corrective action, relating to contamination associated with an underground storage tank formerly located at the Rocky Mount, Virginia property.  Liability for this subject contamination has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.  As the successor in interest of Fenway Partners, we are similary indemnified by U.S. Industries, Inc.  U.S. Industries and MW are working to develop a course of action to address the site contamination that is acceptable to both companies and the Virginia regulatory authorities.

We voluntarily comply with the Vinyl Siding Institute (“VSI”) Certification Program with respect to our vinyl siding and accessories.  Prior to 1998, there was no commonly-adopted industry certification process for vinyl siding products.  Uniform minimum standards were available, but uniform compliance was not assured.  In 1998, the VSI instituted a new industry-wide program to assure compliance with minimum product standards.  All major vinyl siding manufacturers, representing over 97% of all products, comply with these guidelines.

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

Employees

As of December 31, 2009, we had 4,242 full-time employees worldwide, of whom 3,817 were in the United States and 425 were in Canada.  Employees at our Canadian plant, our Valencia, Pennsylvania plant, and our Bryan, Texas plant are currently our only employees with whom we have a collective bargaining agreement.
•
Approximately 5.7% of our total employees are represented by the United Brotherhood of Carpenters and Joiners of America, pursuant to a collective bargaining agreement with certain of our Canadian employees, which expires on December 31, 2011.

•
Approximately 0.5% of our total employees are represented by the United Steelworkers of America, AFL-CIO-CLC, pursuant to a collective bargaining agreement with certain of our Valencia, Pennsylvania employees, which expires on December 1, 2011.

•
Approximately 7.9% of our total employees are represented by the International Chemical Workers Union Council, pursuant to a collective bargaining agreement with certain of our Alenco Windows employees, which expires on December 4, 2010.

Financial Information about Geographic Areas

All of the Company’s operations are located in the United States and Canada.  Revenue from external customers for the year 2009 consists of:
•	$882.9 million from United States customers
•	$65.0 million from Canadian customers
•	$3.5 million from all other foreign customers

Revenue from external customers for the year 2008 consists of:
•	$1,084.1 million from United States customers
•	$84.5 million from Canadian customers
•	$6.4 million from all other foreign customers

Revenue from external customers for the year 2007 consists of:
•	$1,269.8 million from United States customers
•	$89.3 million from Canadian customers
•	$4.4 million from all other foreign customers

At December 31, 2009, 2008, and 2007, long-lived assets totaled approximately $17.5 million, $23.2 million, and $51.2 million, respectively, in Canada, and $729.7 million, $771.7 million, and $1,240.0 million, respectively, in the United States.  We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations.

Item 1A.  RISK FACTORS

Risks Associated with Our Business

Downturns in the home repair and remodeling and new home construction sectors or the economy could lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence, unemployment, and the availability of consumer credit.  Single family housing starts for the new construction market declined significantly in 2009 as compared to 2008.  If these trends continue, our net sales and net income may be adversely affected.

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

Our top ten customers accounted for approximately 36.3% of our net sales in the year ended December 31, 2009.  Our largest customer, BlueLinx, distributes our vinyl siding and accessories through multiple channels within its building products distribution business, and accounted for approximately 9.2% of our 2009 net sales.  We expect a small number of customers to continue to account for a substantial portion of our net sales for the foreseeable future.

The loss of, or a significant adverse change in our relationships with BlueLinx or any other major customer could cause a material decrease in our net sales.  We expect our relationship with BlueLinx to continue.

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

We periodically make capital investments to, among other things, maintain and upgrade our facilities and enhance our production processes.  As we grow our business, we may have to incur significant capital expenditures.  If we do not have, or are unable to obtain adequate funds to make all necessary capital expenditures when required, or if the amount of future capital expenditures are materially in excess of our anticipated or current expenditures, our product offering may become dated, our productivity may decrease and the quality of our products may decline, which, in turn, could reduce our sales and profitability.

Increases in the cost of labor, union organizing activity and work stoppages at our facilities or the facilities of our suppliers could delay or impede our production, reduce sales of our products and increase our costs.

Our financial performance is affected by the availability of qualified personnel and the cost of labor.  Currently, approximately 14.1% of our employees are represented by labor unions.  We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity.  Furthermore, some of our direct and indirect suppliers have unionized work forces.  Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured.  Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We may be subject to claims arising from the operations of our subsidiaries, including Ply Gem Industries, MW, Alenco, AHE, Pacific Windows, and USV prior to our acquisitions.  Our ability to seek indemnification from the former owners of our subsidiaries may be limited, in which case, we would be liable for these claims.

We have acquired all of our subsidiaries in the last several years, including Ply Gem Industries, MW, Alenco, AHE, Pacific Windows and USV. We may be subject to claims or liabilities arising from the ownership or operation of our subsidiaries prior to our acquisition of them. Our ability to seek indemnification from the former owners of our subsidiaries is limited by various factors, including the specific limitations contained in the respective acquisition agreement and the financial ability of the former owners.

Under the terms of the stock purchase agreement governing the acquisition of Ply Gem Industries, Nortek has agreed to indemnify us for liabilities arising from its former ownership or operations of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem acquisition, including certain environmental liabilities, liabilities arising in connection with certain leases, product liability and other litigations, benefit plans, and for certain other liabilities.  Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek’s financial condition, which could change in the future, as well as by specific financial limits for certain indemnities.  These liabilities could be significant, and if we are unable to enforce the Nortek indemnification rights, could adversely affect our operating performance.  Nortek has covenanted to use their reasonable commercial efforts to novate certain sale and lease contracts relating to discontinued operations, thereby removing us and our affiliates from certain indemnification obligations thereunder, which obligations we retained in connection with the sales of certain of our businesses.  Accordingly, during 2004 Nortek successfully novated four sale contracts relating to our discontinued operations, including our disposition of Hoover Treated Wood Products, Inc., Sagebrush Sales, Peachtree Doors and Windows and SNE Enterprises.  As a consequence, we are no longer responsible for any indemnification obligations to the buyers of these former operations.  Nortek has also covenanted that after the Ply Gem acquisition, it will not dispose of all or substantially all of its property and assets in a single transaction or series of related transactions, unless the acquirer of either its residential building products segment or HVAC segment (whichever is sold first) assumes all of Nortek’s obligations (including Nortek’s indemnification obligations) under the stock purchase agreement.

We completed the acquisition of MW during 2004.  Our ability to seek indemnification from the selling stockholders of MWM Holding is restricted to breaches of a limited amount of corporate representations and warranties, and for the first $250,000 in certain costs of compliance by MW with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million resulting from the compliance by MW with that same act.

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

We completed the acquisition of substantially all of the assets of USV in October 2008.  Our ability to seek indemnification from the sellers for specified matters is subject to limitations, including the periods to submit claims, minimum amount of losses suffered and aggregate amounts of recovery.

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

Our facilities are subject to numerous United States and Canadian federal, state, provincial and local laws and regulations relating to the presence of hazardous materials, pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety. From time to time, our facilities are subject to investigation by governmental regulators. In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which we or our predecessors are alleged to have sent hazardous materials for recycling or disposal. We believe that we are in material compliance with all applicable requirements of such laws and regulations. However, our efforts to comply with environmental requirements do not remove the risk that we may be held liable, or incur fines or penalties, and that the amount of liability, fines or penalties may be material, for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for newly-discovered contamination at any of our properties from activities conducted by previous occupants. Certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites. Under the stock purchase agreement governing the Ply Gem acquisition, our former parent, Nortek, has agreed to indemnify us subject to certain limitations  for such liabilities arising from our former ownership or operation of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem acquisition and for certain other properties.  Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek’s financial condition. Nortek has also covenanted that after the Ply Gem acquisition, it will not dispose of all or substantially all of its property and assets in a single transaction or series of related transactions, unless the acquirer of either its residential building products segment or HVAC segment (whichever is sold first) assumes all of Nortek’s obligations (including Nortek’s indemnification obligations) under the stock purchase agreement.

We are currently involved in environmental proceedings involving CWD Windows and Doors, Inc. (“CWD”) (arising from subsurface contamination discovered at our Calgary, Alberta property), and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania) and Kroy Building Products, Inc. (relating to contamination in a drinking water well in York, Nebraska). Under the stock purchase agreement governing the Ply Gem acquisition, Nortek is to indemnify us fully for any liability in connection with the Punxsutawney contamination. Alcan Aluminum Corporation assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the York property occurring prior to 1994 when it sold the property to us in 1998. Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding in connection with a contaminated landfill site in Thomson, Georgia. While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek.

Under the stock purchase agreement governing the acquisition of MW, the sellers agreed to indemnify us for the first $250,000 in certain costs of compliance with the New Jersey Industrial Site Recovery Act at an MW facility in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million. In connection with the MW acquisition, MW achieved compliance with the Industrial Site Recovery Act by obtaining a Remediation in Progress waiver from the New Jersey Department of Environmental Protection based on the ongoing remediation of the site by a previous occupant. MW’s Rocky Mount, Virginia property is subject to an environmental investigation relating to contamination associated with an underground storage tank formerly located at the Rocky Mount, Virginia property. Liability for the underground storage tank contamination and related investigation has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the Stock Purchase Agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners. As the successor in interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc. U.S. Industries and MW are working to develop a course of action to address the site contamination that is acceptable to both companies and the Virginia regulatory authorities.

Changes in environmental laws and regulations or in their enforcement, the discovery of previously unknown contamination or other liabilities relating to our properties and operations or the inability to enforce the indemnification obligations of Nortek, the MW sellers and U.S. Industries, Inc. could result in significant environmental liabilities which could adversely impact our operating performance. In addition, we might incur significant capital and other costs to comply with increasingly stringent United States or Canadian environmental laws or enforcement policies which would decrease our cash flow.

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

We are controlled by our principal equity holder, which has the power to take unilateral action.

Affiliates of, and companies managed by, CI Capital Partners LLC, formerly known as Caxton-Iseman Capital, LLC, including Caxton-Iseman (Ply Gem), L.P., Caxton-Iseman (Ply Gem) II L.P., and Frederick Iseman, control our affairs and policies. Circumstances may occur in which the interests of these equity holders could be in conflict with the interests of creditors, including the holders of the senior secured and subordinated notes. In addition, these equity holders may have an interest in pursuing acquisitions, divestitures or other transactions that, in their judgment, could enhance their equity investment, even though such transactions might involve risks to creditors, including holders of the senior secured and subordinated notes.

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

We have substantial indebtedness.  As of December 31, 2009, we had approximately $1,100.4 million of indebtedness outstanding, including $25.0 million of outstanding borrowings under our $175.0 million senior secured asset-based revolving credit facility (the “ABL Facility”).

Our substantial amount of indebtedness could have important consequences.  For example, it could:

•	make it more difficult for us to satisfy our obligations on the senior secured notes and senior subordinated notes;

•	make it more difficult to satisfy our obligations on our ABL Facility;

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

We expect to obtain the money necessary to pay our expenses, fund working capital and capital expenditures, and to pay the interest on the senior secured notes, senior subordinated notes, and ABL Facility from operating cash flows and from Ply Gem Industries’ existing and available borrowings under its ABL Facility.  Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors.  We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures.  Our cash flow may not be sufficient to allow us to pay interest on our debt and to meet our other obligations.  If we do not have enough cash flow, we may be required to refinance all or part of our existing debt, sell assets or borrow additional money.  We may not be able to do so on terms acceptable to us or at all.  In addition, the terms of existing or future debt agreements, including the ABL Facility and the indentures governing the senior secured notes and senior subordinated notes, may restrict us from adopting any of these alternatives.  The failure to generate sufficient cash flow or to achieve such alternatives could reduce the value of the senior secured notes and senior subordinated notes and limit our ability to service our indebtedness.

Despite our current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our substantial leverage.

We and our subsidiaries may be able to incur substantial additional indebtedness, including additional secured indebtedness, in the future. The terms of the ABL Facility and the indentures governing the senior secured notes and senior subordinated notes restrict, but do not completely prohibit, us from doing so. In addition, we may incur other liabilities that do not constitute indebtedness.  If new debt or other liabilities are added to our current debt levels, the related risks that we now face could intensify.

The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.

The agreements that govern the terms of our debt, including the indentures that govern the notes and the senior secured notes and the credit agreement that governs the ABL Facility, contain covenants that restrict our ability and the ability of our subsidiaries to:

•	incur and guarantee indebtedness or issue equity interests of restricted subsidiaries;

•	repay subordinated indebtedness prior to its stated maturity;

•	pay dividends or make other distributions on or redeem or repurchase our stock;

•	issue capital stock;

•	make certain investments or acquisitions;

•	create liens;

•	sell certain assets or merge with or into other companies;

•	enter into certain transactions with stockholders and affiliates;

•	make capital expenditures; and

•	pay dividends, distributions or other payments from our subsidiaries.

In addition, under the ABL Facility, if our excess availability is less than the greater of (a) 15% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20 million, we will be required to satisfy and maintain a fixed charge coverage ratio not less than 1.1 to 1.0. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure you that we will meet this ratio. A breach of any of these covenants could result in a default under the ABL Facility.

Moreover, the ABL Facility provides the lenders considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to us. There can be no assurance that the lenders under the ABL Facility will not impose such actions during the term of the ABL Facility and further, were they to do so, the resulting impact of this action could materially and adversely impair our ability to make interest payments on our other debt.

A breach of the covenants under the indenture that governs the senior secured notes or senior subordinated notes or under the credit agreement that governs our ABL Facility could result in an event of default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under our ABL Facility would permit the lenders under our ABL Facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our ABL Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we cannot assure that we and our subsidiaries would have sufficient assets to repay such indebtedness. As a result of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns; or

•	unable to compete effectively or to take advantage of new business opportunities.

These restrictions may affect our ability to grow in accordance with our plans.

                We may be unable to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors beyond our control. We cannot assure you that we will maintain a level of cash flows from operating activities sufficient to permit us to pay or refinance our indebtedness, including the senior secured notes, the senior subordinated notes or our indebtedness under our ABL Facility. If our cash flows and capital resources are insufficient to fund our debt service obligations, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.     PROPERTIES

        Our corporate headquarters are located in Cary, North Carolina.  We own and lease several additional properties in the U.S. and Canada.  We operate the following facilities as indicated, and each facility is leased unless indicated with “Owned” under the Lease Expiration Date column below.

Location	Square Footage	Facility Use	Lease Expiration Date

Siding, Fencing, and Stone Segment
Jasper, TN	270,000	Manufacturing and Administration	Owned
Fair Bluff, NC (1)	200,000	Manufacturing and Administration	09/30/2024
Kearney, MO (1)	175,000	Manufacturing and Administration	09/30/2024
Independence, MO (3)	263,000	Warehouse	03/31/2010
Valencia, PA (1)	104,000	Manufacturing and Administration	09/30/2024
Martinsburg, WV (1)	163,000	Manufacturing and Administration	09/30/2024
Martinsburg, WV	124,000	Warehouse	01/31/2011
York, NE (1)	76,000	Manufacturing	09/30/2024
Stuarts Draft, VA	257,000	Manufacturing and Administration	Owned
Sidney, OH	819,000	Manufacturing and Administration	Owned
Gaffney, SC	260,000	Manufacturing and Administration	Owned
Harrisburg, VA	268,000	Warehouse	03/15/2015
Gaffney, SC	27,000	Warehouse	Month-to-month
Blacksburg, SC	49,000	Warehouse	10/31/2010
Kansas City, MO	36,000	Administration	12/31/2017
Middleburg, PA	100,000	Manufacturing and Administration	12/31/2016

Windows and Doors Segment
Calgary, AB, Canada (1)	301,000	Manufacturing and Administration	09/30/2024
Walbridge, OH (1)	250,000	Manufacturing and Administration	09/30/2024
Walbridge, OH	30,000	Warehouse	06/30/2012
Rocky Mount, VA (1)	600,000	Manufacturing and Administration	09/30/2024
Rocky Mount, VA	162,920	Manufacturing	05/31/2013
Rocky Mount, VA	180,000	Manufacturing	08/31/2016
Rocky Mount, VA	70,000	Warehouse	02/16/2012
Rocky Mount, VA	80,000	Warehouse	08/31/2013
Rocky Mount, VA	80,000	Warehouse	08/31/2016
Rocky Mount, VA	56,160	Warehouse	Owned
Rocky Mount, VA	49,615	Warehouse	Month-to-month
Hammonton, NJ (2)	360,000	Manufacturing and Administration	02/01/2011
Tupelo, MS (2)	200,000	Manufacturing and Administration	06/16/2010
Fayetteville, NC	56,000	Warehouse	Owned
Peachtree City, GA	148,000	Manufacturing	08/19/2014
Peachtree City, GA	40,000	Manufacturing	Owned
Dallas, TX	32,000	Manufacturing	03/31/2010
Bryan, TX	274,000	Manufacturing and Administration	08/20/2014
Bryan, TX	75,000	Manufacturing	12/31/2014
Phoenix, AZ (2)	156,000	Manufacturing	03/31/2011
Farmers Branch, TX (3)	53,000	Warehouse	03/31/2010
Auburn, WA	262,000	Manufacturing and Administration	12/31/2013
Corona, CA	128,000	Manufacturing and Administration	09/30/2012
Sacramento, CA	234,000	Manufacturing and Administration	09/12/2019

Corporate
Cary, NC	20,000	Administration	10/31/2015

1)	These properties are included in long-term leases entered into as a result of a sale/leaseback agreement entered into in August 2004 as part of the funding for the purchase of MWM Holding.
2)	Closed facility.
3)	The Company will vacate this lease and location during 2010.

Item 3.     LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations.  As of December 31, 2009, we were not a party to any material legal proceedings.

Item 4.     RESERVED

PART II

Item 5.     MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER
 MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for the common stock of Ply Gem Holdings.

Holders

As of March 19, 2010, there was one holder of record of the common stock of Ply Gem Holdings.

Dividends

Ply Gem Holdings did not pay any dividends in respect of its common stock in the two fiscal years ended December 31, 2009 and 2008.

The indentures for the Senior Secured Notes, the 9% Senior Subordinated Notes, the 13.125% Senior Subordinated Notes, and the ABL Facility restrict the ability of Ply Gem Industries and its subsidiaries to make certain payments and transfer assets to Ply Gem Holdings.  In addition, the ABL Facility imposes restrictions on the ability of Ply Gem Holdings to make certain dividend payments.  As a result, it is unlikely that Ply Gem Holdings will pay dividends in respect of its common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The following table shows the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2009.

	(A)	(B)	( C)
Number of securities remaining
	Number of securities to be issued	Weighted average exercise price	available for future issuance
	upon exercise of outstanding	of outstanding options,	under equity compensation plans
Plan Category	options, warrants and rights	warrants and rights	(excluding securities reflected in column (A))

Equity compensation plans
approved by shareholders	334,065	$51.33	21

Equity compensation plans not
approved by shareholders	-	-	-

Total	334,065	$51.33	21

During the fiscal year ended December 31, 2009, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended, except as previously disclosed in the Company’s periodic reports.

Item 6.     SELECTED FINANCIAL DATA

The financial data set forth below is for the five-year period ended December 31, 2009.   The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements, related notes and other financial information included elsewhere in this report.

		For the year ended December 31,
(Amounts in thousands)	2009	2008	2007	2006	2005
		(4)	(3)	(1) (2)
Summary of Operations
Net sales	$951,374	$1,175,019	$1,363,546	$1,054,468	$838,868
Net income (loss)	(76,752)	(498,475)	4,982	6,976	21,217

Total assets	982,033	1,104,053	1,616,153	1,649,968	1,052,798
Long-term debt, less
current maturities	1,100,397	1,114,186	1,031,223	1,042,894	635,776

1)	Includes the results of Alenco from the date of acquisition, February 24, 2006.
2)	Includes the results of AHE from the date of acquisition, October 31, 2006.
3)	Includes the results of Pacific Windows from the date of acquisition, September 30, 2007.
4)	Includes the results of USV from the date of acquisition, October 31, 2008.

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

General

We are a leading manufacturer of residential exterior building products in North America.  We offer a comprehensive product line of vinyl siding and skirting, vinyl windows and doors, vinyl and composite fencing and railing, and stone veneer that serves both the home repair and remodeling and the new home construction sectors in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows, and a fast growing share of sales volume in fencing in the United States. We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood, vinyl, aluminum, and vinyl and aluminum clad windows, and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core vinyl products.   We believe our broad product offering and geographically diverse manufacturing base allow us to better serve our customers and provide us with a competitive advantage over other vinyl building products suppliers.  We have two reportable segments: (i) Siding, Fencing, and Stone, and (ii) Windows and Doors.

Ply Gem Holdings, a wholly-owned subsidiary of Ply Gem Investment Holdings, was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries from Nortek.  The Ply Gem acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries, to Ply Gem Holdings, pursuant to the terms of the stock purchase agreement among Ply Gem Investment Holdings and Nortek and WDS LLC dated as of December 19, 2003, as amended.  Prior to February 12, 2004, the date of the Ply Gem acquisition, Ply Gem Holdings had no operations and Ply Gem Industries was a wholly-owned subsidiary of WDS LLC, which was a wholly-owned subsidiary of Nortek.

On August 27, 2004, Ply Gem Industries acquired all of the outstanding shares of capital stock of MWM Holding, in accordance with a stock purchase agreement entered into among Ply Gem, MWM Holding and the selling stockholders in the MW acquisition.  The accompanying financial statements include the operating results of MWM Holding for the period of August 27, 2004, the date of acquisition, through December 31, 2009.

On February 24, 2006, in connection with the acquisition of Alenco, a new holding company, Ply Gem Prime Holdings, was formed pursuant to a merger involving Ply Gem Investment Holdings.  As a result, Ply Gem Prime Holdings became the sole shareholder of Ply Gem Investment Holdings, each outstanding share of capital stock of Ply Gem Investment Holdings was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime Holdings and Ply Gem Prime Holdings assumed Ply Gem Investment Holdings’ obligations under the Ply Gem Investment Holdings 2004 Stock Option Plan.  In connection therewith, each outstanding stock option and phantom unit of Ply Gem Investment Holdings was converted on a 1:1 basis into a stock option and phantom unit of Ply Gem Prime Holdings.

On February 24, 2006, Ply Gem completed the Alenco acquisition in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock option holders of AWC and FNL Management Corp., an Ohio corporation, as their representative on February 6, 2006.  Pursuant to the securities purchase agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase shares of common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco that were contributed separately to Ply Gem Prime Holdings, the new parent company of Ply Gem Investment Holdings, in exchange for shares of capital stock of Ply Gem Prime Holdings).  Immediately following the completion of the Alenco acquisition, AWC became a wholly-owned subsidiary of Ply Gem.  The accompanying financial statements include the operating results of Alenco for the period of February 24, 2006, the date of acquisition, through December 31, 2009.

On October 31, 2006, Ply Gem Industries acquired all of the outstanding shares of capital stock of AHE in accordance with a stock purchase agreement entered into among Ply Gem, Alcoa Securities Corporation, and Alcoa Inc.  The accompanying financial statements include the operating results of AHE for the period of October 31, 2006, the date of acquisition, through December 31, 2009.

On September 30, 2007, Ply Gem Industries acquired the vinyl window and patio door business of Certain Teed Corporation through a stock acquisition.  On the acquisition date, the Company changed the name of the acquired business to Ply Gem Pacific Windows Corporation.  The accompanying financial statements include the operating results of Pacific Windows for the period September 30, 2007 through December 31, 2009.

On October 31, 2008, Ply Gem Industries acquired substantially all of the assets of USV.  The accompanying financial statements include the operating results of USV for the period October 31, 2008 through December 31, 2009.

        We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries.  The terms of the ABL Facility and the indentures governing the senior secured notes and the senior subordinated notes place restrictions on Ply Gem Industries and its subsidiaries’ ability to make certain payments and otherwise transfer assets to us.  Further, the terms of the ABL Facility place restrictions on the ability of Ply Gem Holdings to make certain dividend payments.

Financial statement presentation

Net Sales.  Net sales represent the fixed selling price of our products plus certain shipping charges less applicable provisions for discounts and allowances.  Allowances include cash discounts, volume rebates and returns among others.

Cost of products sold.  Cost of products sold includes direct material and manufacturing costs, manufacturing depreciation, third-party and in-house delivery costs and product warranty expense.

Selling, general and administrative expense.  Selling, general and administrative expense (“SG&A expense”) includes all non-product related operating expenses, including selling, marketing, research and development costs, information technology, restructuring, and other general and administrative expenses.

Operating earnings (loss).  Operating earnings (loss) represents net sales less cost of products sold, SG&A expense and amortization of intangible assets.

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

Impact of weather

Since our building products are intended for exterior use, our sales and operating earnings tend to be lower during periods of inclement weather.  Weather conditions in the first and fourth quarters of each calendar year historically result in that quarter producing significantly less sales revenue than in any other period of the year.  As a result, we have historically had lower profits or losses in the first quarter, and reduced profits in the fourth quarter of each calendar year due to the weather.  Our results of operations for individual quarters in the future may be impacted by adverse weather conditions.

Critical Accounting Policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result compared to our assumptions and judgments, the results could be materially different from our estimates.  Management also believes that the five areas where different assumptions could result in materially different reported results are 1) goodwill and intangible asset impairment tests, 2) accounts receivable related to estimation of allowances for doubtful accounts, 3) inventories in estimating reserves for obsolete and excess inventory, 4) warranty reserves, and 5) income taxes.  Although we believe the likelihood of a material difference in these areas is low based upon our historical experience, a 10% change in our allowance for doubtful accounts, inventory reserve estimates, and warranty reserve at December 31, 2009 would result in an approximate $0.5 million, $0.7 million, and $4.3 million impact on expenses, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

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

Asset Impairment.  We evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and intangible assets subject to amortization, based on expectations of undiscounted future cash flows for each asset group.  If circumstances indicate a potential impairment, and if the sum of the expected undiscounted future cash flow is less than the carrying amount of all long-lived assets, we would recognize an impairment loss.  A decrease in projected cash flows due to the depressed residential housing and remoldeling market was determined to be a triggering event during 2009 and 2008.  The impairment test results did not indicate that an impairment existed at December 31, 2009 or December 31, 2008.  Refer to Note 1 to the consolidated financial statements for additional information regarding long-lived assets including the level of impairment testing, the material assumptions regarding these impairment calculations, and the sensitivities surrounding those assumptions.

Goodwill Impairment.  We perform an annual test for goodwill impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One Analysis), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two Analysis).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

                 To evaluate goodwill impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  The depressed residential housing and remodeling market was determined to be a triggering event during the third quarter of 2008.  The test results indicated that an estimated impairment of approximately $200.0 million existed at September 27, 2008.  This impairment was recognized within the Windows and Doors segment’s operating earnings in the third quarter of 2008.

The Company’s annual goodwill impairment test performed during the fourth quarter of 2008 was affected by further housing market declines as well as significant decreases in market multiples.  The test results indicated that an additional impairment of approximately $127.8 million existed in our Windows and Doors segment at December 31, 2008.  In addition, an impairment of approximately $122.2 million was recognized in our Siding, Fencing, and Stone segment.  These impairments were recognized in the respective segments in the fourth quarter of 2008.  The Company’s annual goodwill impairment test performed during the fourth quarter of 2009 indicated no impairment.  The Windows and Doors and Siding, Fencing, and Stone reporting units exceeded their carrying values at December 31, 2009 by approximately 26% and 50% respectively.

The Company performed the following sensitivity analysis on the reporting unit Step One fair values as of December 31, 2009, December 31, 2008, and September 27, 2008.

	As of	As of	As of
	December 31,	December 31,	September 27,
(Amounts in thousands)	2009	2008	2008
Estimated Windows and Doors reporting unit fair value
(decrease) increase in the event of a 10% increase in the
weighting of the market multiples method	$5,000	$(5,900)	$(15,800)

Estimated Siding, Fencing, and Stone reporting unit
fair value (decrease) increase in the event of a 10%
increase in the weighting of the market multiples method	7,000	(1,200)	2,900

A summary of the key assumptions utilized in the goodwill impairment analysis at December 31, 2009, December 31, 2008, and September 27, 2008, as it relates to the Step One fair values and the sensitivities for these assumptions follows:

	Windows and Doors
	As of	As of	As of
	December 31,	December 31,	September 27,
	2009	2008	2008
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,100,000	850,000	1,100,000
Terminal growth rate	3.5%	3.5%	3.5%
Discount rates	19.0%	19.0%	14.0%

Market approach:
Control premiums	20.0%	20.0%	20.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$11,565	$7,937	$26,629
Estimated fair value decrease in the event of a
1% increase in the discount rate	18,563	15,876	43,331
Estimated fair value decrease in the event of a
1% decrease in the control premium	2,699	1,545	2,518

	Siding, Fencing, and Stone
	As of	As of	As of
	December 31,	December 31,	September 27,
	2009	2008	2008
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,100,000	850,000	1,100,000
Terminal growth rate	3.0%	3.0%	3.0%
Discount rates	19.0%	18.0%	14.0%

Market approach:
Control premiums	10.0%	10.0%	10.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$23,989	$18,330	$38,064
Estimated fair value decrease in the event of a
1% increase in the discount rate	45,248	35,659	64,261
Estimated fair value decrease in the event of a
1% decrease in the control premium	7,470	5,316	7,348

The Company provides no assurance that: 1) valuation multiples will not decline further , 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods. The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in additional goodwill impairments.

Income Taxes.  We utilize the asset and liability method in accounting for income taxes, which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amounts included in our federal and state income tax returns be recognized in the consolidated balance sheet.  The amount recorded in our consolidated financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns.  Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states in which we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  We have executed a tax sharing agreement with Ply Gem Holdings and Ply Gem Investment Holdings, Inc. pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  Our U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  CWD files separate Canadian income tax returns.

At December 31, 2008, the Company was in a net deferred tax liability position and had sufficient taxable income from reversing taxable temporary differences to realize the federal deferred tax assets.  The Company scheduled out the reversing temporary differences associated with their deferred tax assets and deferred tax liabilities to reach this conclusion.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  At December 31, 2009, the Company was in a full federal valuation allowance position as it was no longer in a net deferred liability tax position and continued to incur losses for income tax purposes.  Refer to Note 12 to the consolidated financial statements for additional information regarding income taxes.

Purchase accounting.  Business acquisitions are accounted for using the purchase method of accounting. The cost of the acquired company is allocated to identifiable tangible and intangible assets based on estimated fair value with the excess allocated to goodwill.

Results of Operations

The following table summarizes net sales and net income (loss) by segment and is derived from the accompanying consolidated statements of operations included in this report.

	Year ended December 31,
(Amounts in thousands)	2009	2008	2007

Net Sales
Siding, Fencing, and Stone	$577,390	$709,432	$828,124
Windows and Doors	373,984	465,587	535,422
Operating earnings (loss)
Siding, Fencing, and Stone	77,756	(75,431)	73,560
Windows and Doors	(23,504)	(344,140)	36,134
Unallocated	(14,142)	(10,546)	(7,045)
Foreign currency gain (loss)
Windows and Doors	475	(911)	3,961
Interest expense, net
Siding, Fencing, and Stone	169	125	110
Windows and Doors	(183)	(518)	(1,673)
Unallocated	(135,289)	(137,005)	(96,431)
Income tax benefit (expense)
Unallocated	17,966	69,951	(3,634)

Net income (loss)	$(76,752)	$(498,475)	$4,982

The following tables set forth our results of operations based on the amounts and the percentage relationship of the items listed to net sales for the periods indicated.

This review of performance is organized by business segment, reflecting the way we manage our business.  Each business group leader is responsible for operating results down to operating earnings (loss).  We use operating earnings as a performance measure as it captures the income and expenses within the management control of our business leaders.  Corporate management is responsible for making all financing decisions.  Therefore, each segment discussion focuses on the factors affecting operating earnings, while interest expense and income taxes and certain other unallocated expenses are separately discussed at the corporate level.

Siding, Fencing, and Stone Segment

(Dollars in thousands)	Year ended December 31,
	2009		2008		2007
Statement of operations data:
Net sales	$577,390	100%	$709,432	100%	$828,124	100%
Cost of products sold	428,037	74.1%	578,850	81.6%	659,423	79.6%
Gross profit	149,353	25.9%	130,582	18.4%	168,701	20.4%
SG&A expense	63,072	10.9%	75,240	10.6%	86,068	10.4%
Amortization of intangible assets	8,525	1.5%	8,546	1.2%	9,073	1.1%
Goodwill impairment	-	0.0%	122,227	17.2%	-	0.0%
Operating earnings (loss)	$77,756	13.5%	$(75,431)	-10.6%	$73,560	8.9%

As a result of the USV acquisition, the Company shortened the name of its “Siding, Fencing, Railing and Decking” segment to “Siding, Fencing, and Stone” during 2008.  The USV results were included within this segment from October 31, 2008 forward.  The other operations within this segment remain unchanged.

Net Sales

Net sales for the year ended December 31, 2009 decreased from the year ended December 31, 2008 by approximately $132.0 million, or 18.6%.  The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts, which negatively impacted the new construction sector and overall softness in repair and remodeling expenditures.  These market conditions negatively impacted demand for our products.  According to the NAHB January 2010 forecast, single family housing starts for 2009 are estimated to be 439,000 units which represents a decline of approximately 28.8% from 2008 actual levels of 616,000.  In addition to lower unit volume shipments, selling prices were generally lower in 2009 as compared to 2008 due to market pressure that resulted from lower raw material and freight costs.  The decrease in net sales that resulted from industry wide market demand declines and lower selling prices were partially offset by market share gains from sales to new customers and/or expanded sales to existing customers from additional products or sales in new geographical regions.  As a result of our market share gains, we believe that we outperformed the vinyl siding industry. Our 2009 unit shipments of vinyl siding decreased by approximately 12% as compared to the U.S. vinyl siding industry, as summarized by the Vinyl Siding Institute, which reported a 23% unit shipment decline in 2009. As a result, we estimate that our market share of vinyl siding units shipped increased from approximately 29% in 2008 to 33% for the year ended December 31, 2009.  Additionally, our 2009 sales include sales contributed by USV which was acquired in October 2008.

Net sales for the year ended December 31, 2008 decreased from the year ended December 31, 2007 by approximately $118.7 million or 14.3%. The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts, which negatively impacted the new construction sector and overall softness in repair and remodeling expenditures.  These market conditions negatively impacted demand for our products.  According to the NAHB, 2008 single family housing starts declined approximately 40.5% from actual levels achieved in 2007 with single family housing starts declining from 1,036,000 units in 2007 to 616,000 in 2008.  The decrease in net sales that resulted from industry wide market demand declines was partially offset by price increases that we implemented in response to increasing raw materials and freight costs as discussed below in cost of products sold and sales from USV.

Cost of Products Sold

Cost of products sold for the year ended December 31, 2009 decreased from the year ended December 31, 2008 by approximately $150.8 million, or 26.1%. The decrease in cost of products sold was primarily due to lower sales as discussed above and decreased raw material costs, primarily PVC resin and aluminum, as well as lower freight costs driven by lower oil costs. The Company estimates that the 2009 full year average market cost of pipe grade PVC resin and aluminum declined by approximately 8.1% and 35.2% respectively as compared to 2008.  Gross profit percentage increased from 18.4% in 2008 to 25.9% in 2009.  The improvement in gross profit percentage resulted from decreased raw material and freight cost discussed above, partially offset by lower selling prices.  In addition, our gross profit percentage improved as a result of management’s initiatives to reduce fixed expenses which included the closure of the vinyl siding plant in Denison, Texas, which ceased production in February 2008, the consolidation of the majority of the production from the Company’s vinyl siding plant in Kearney, Missouri, into its other three remaining vinyl siding plants, and the consolidation of our metal accessory production from our Valencia, Pennsylvania facility into our Sidney, Ohio facility which occurred during the later part of 2008 and early 2009. The improvement in gross profit that resulted from management’s initiatives was partially offset by initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers which totaled $7.4 million in 2009 as compared to $1.4 million in 2008.

Cost of products sold for the year ended December 31, 2008 decreased from the year ended December 31, 2007 by approximately $80.6 million or 12.2%.  The decrease in cost of products sold was due to lower sales as discussed above, but was partially offset by higher raw material costs, primarily PVC resin and aluminum, as well as higher freight costs driven by higher oil costs.  Gross profit percentage decreased from 20.4% in 2007 to 18.4% in 2008. The decrease in gross profit percentage was driven by lower unit sales volume and increased raw material and freight costs. During 2008, we implemented selling price increases in response to higher raw material costs and freight costs, however, our gross profit percentage was negatively impacted by the delay between the time of raw material and freight cost increases and the price increases that we implemented.  We experienced market wide decreases in our raw material costs and freight costs during the later months of 2008, which resulted in corresponding decreases in our selling prices as a result of the lower raw material and freight costs.  Additionally, in light of current market conditions for building products, the Company has adjusted the size of its workforce and reduced its fixed overhead structure, including reductions in certain fixed expenses related to the vinyl siding plants in Atlanta, Georgia and Denison, Texas, which ceased production in April of 2007 and February of 2008, respectively.

SG&A Expense

SG&A expense for the year ended December 31, 2009 decreased from the year ended December 31, 2008 by approximately $12.2 million, or 16.2%.  The decrease in SG&A expense was due to lower administrative and other fixed expenses that have been reduced in light of current market conditions, as well as, lower restructuring and integration expense. The Company incurred restructuring and integration expense of approximately $2.9 million in 2009 as compared to approximately $6.9 million in 2008.

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

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2009 was consistent with the year ended December 31, 2008.  Amortization expense for the year ended December 31, 2008 decreased from the year ended December 31, 2007 by approximately $0.5 million.

Goodwill Impairment

The Company’s annual goodwill impairment test performed during the fourth quarter of 2009 indicated no impairment.  During 2008, the Company conducted its annual goodwill impairment test.  As a result of the depressed residential housing and remodeling markets, the Company incurred a $122.2 million impairment charge to operating earnings during the fourth quarter of 2008 for our Siding, Fencing and Stone operating segment.

Windows and Doors Segment

(Dollars in thousands)	Year ended December 31,
	2009		2008		2007
Statement of operations data:
Net sales	$373,984	100%	$465,587	100%	$535,422	100%
Cost of products sold	321,804	86.0%	401,248	86.2%	423,730	79.1%
Gross profit	52,180	14.0%	64,339	13.8%	111,692	20.9%
SG&A expense	64,579	17.3%	69,602	14.9%	62,850	11.7%
Amortization of intangible assets	11,105	3.0%	11,104	2.4%	8,558	1.6%
Goodwill impairment	-	0.0%	327,773	70.4%	-	0.0%
Intangible impairment	-	0.0%	-	0.0%	4,150	0.8%
Operating earnings (loss)	(23,504)	-6.3%	(344,140)	-73.9%	36,134	6.7%
Currency transaction gain (loss)	$475	0.1%	$(911)	-0.2%	$3,961	0.7%

Net Sales

Net sales for the year ended December 31, 2009 decreased compared to the same period in 2008 by approximately $91.6 million, or 19.7%. The decrease in net sales was due to lower demand for our window and door products due to lower sales of our new construction window and door products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts in the United States as previously discussed.  In addition, sales of our window and door products in western Canada were negatively impacted by market wide decreased demand that resulted from reductions in housing starts in Alberta, Canada which were estimated to show a decline of 30.1% in 2009 as compared to 2008 according to the Canadian Mortgage and Housing Corporation (CMHC). The decrease in net sales that resulted from industry wide market demand declines in both the U.S. and western Canadian markets were partially offset by market share gains from sales to new customers and/or expanded sales to existing customers from additional products or sales in new geographical regions.  Our unit shipments of windows and doors in the United States were down 16.8% in 2009 as compared to 2008, while according to the NAHB, single family housing starts for 2009 are expected to show a decline of approximately 28.8% from actual levels achieved in 2008.  Our unit shipments of windows and doors in western Canada were down 15.8% in 2009 as compared to 2008, while according to the CMHC, housing starts in Alberta, Canada in 2009 are estimated to show a decline of 30.1% from actual levels achieved in 2008.

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

Cost of Products Sold

Cost of products sold for the year ended December 31, 2009 decreased compared to the same period in 2008 by approximately $79.4 million, or 19.8%. The decrease in cost of products sold was primarily due to lower sales as discussed above and decreased raw material costs, primarily PVC resin and aluminum, as well as lower freight costs driven by lower oil costs as previously discussed. Gross profit percentage increased from 13.8% in 2008 to 14.0% in 2009.  The increase in gross profit percentage resulted from lower fixed manufacturing costs that were reduced in response to lower market demand and decreased raw material costs, primarily PVC resin, aluminum and glass, as well as lower freight costs driven in part by lower oil costs. The reduction in fixed manufacturing costs resulted from the closure of the Company’s Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi window plants during 2009 and realigned production within its three west coast window plants, including the realignment of window lineal production during 2009.  Also, impacting our gross profit results were the initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers which totaled $1.0 million in 2009 as compared to $0.5 million for 2008.

Cost of products sold for the year ended December 31, 2008 decreased from the year ended December 31, 2007 by approximately $22.5 million, or 5.3%. The decrease in cost of products sold was due to lower sales as discussed above, but was partially offset by cost of products sold attributable to Pacific Windows, which was acquired in the fourth quarter of 2007 and by higher raw material costs, primarily PVC resin and aluminum, as well as higher freight costs driven by higher oil costs. Gross profit as a percentage of net sales decreased from 20.9% in 2007 to 13.8% in 2008.  The decrease in gross profit percentage was driven by lower unit sales volume, increased raw material and freight costs which were not fully offset by selling price increases, as well as Pacific Windows which carried a lower gross profit margin than the Company’s other window and door products.

SG&A Expense

SG&A expense for the year ended December 31, 2009 decreased from the year ended December 31, 2008 by approximately $5.0 million, or 7.2%. The decrease in SG&A expense was due to lower administrative and other fixed expenses that have been reduced in light of current market conditions. These SG&A expense reductions were partially offset by higher restructuring and integration expenses that were incurred in 2009 of approximately $5.6 million as compared to approximately $3.3 million in 2008.

SG&A expense for the year ended December 31, 2008 increased from the year ended December 31, 2007 by approximately $6.8 million, or 10.7%.  The increase in SG&A was primarily due to the addition of Pacific Windows and reorganization expenses incurred to integrate our U.S. window companies into one operating group.  The reorganization expenses are primarily comprised of fees paid to third party consultants assisting with the reorganization and integration of our U.S. window group, as well as severance costs related to positions that have been eliminated.  The Company believes that the reorganization of our U.S. window group will allow us to better serve our customers and markets, while reducing future operating costs.

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2009 was consistent with the amortization expense for the year ended December 31, 2008.  Amortization expense for the year ended December 31, 2008 increased from the year ended December 31, 2007 by approximately $2.5 million, due to the reclassification of the tradenames intangible asset from an indefinite lived asset to a definite lived asset.

Goodwill Impairment

The Company’s annual goodwill impairment test performed during the fourth quarter of 2009 indicated no impairment.  As a result of the depressed residential housing and remodeling markets, the Company incurred a $127.8 million impairment charge to operating earnings during the fourth quarter of 2008 for our Windows and Doors operating segment.  The $127.8 million impairment charge taken in the fourth quarter of 2008 was in addition to the estimated $200.0 million impairment charge to operating earnings taken in the Company’s fiscal third quarter of 2008 for our Windows and Doors operating segment.

Intangible Impairment

The Company evaluated the intangible assets as of December 31, 2009 and December 31, 2008 and determined that there was no impairment.  The Company evaluated the intangible assets (tradenames) with indefinite lives for impairment as of November 30, 2007, and determined that there was an impairment.  The impairment charge was primarily a result of a change in the assumption of long-term revenue growth related to the tradenames.  As a result, the Company wrote down those assets by approximately $4.2 million for the year ended December 31, 2007.

Currency Transaction Gain (Loss)

Currency transaction gain (loss) changed from a loss of approximately $0.9 million for the year ended December 31, 2008 to a gain of approximately $0.5 million for the year ended December 31, 2009.

Currency transaction gain (loss) changed from a gain of approximately $4.0 million for the year ended December 31, 2007 to a loss of approximately $0.9 million for the year ended December 31, 2008.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

(Amounts in thousands)	Year ended December 31,
	2009	2008	2007
Statement of operations data:
SG&A expense	$(14,121)	$(10,546)	$(7,045)
Amortization of intangible assets	(21)	-	-
Operating loss	(14,142)	(10,546)	(7,045)
Interest expense	(135,328)	(137,395)	(97,558)
Interest income	39	390	1,127
Benefit (provision) for income taxes	$17,966	$69,951	$(3,634)

SG&A Expense

Unallocated SG&A expense include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The SG&A expense increase of approximately $3.6 million for the year ended December 31, 2009 as compared to December 31, 2008 was driven by the expansion of the corporate office and centralization of back office functions from the operating units to the corporate office including payroll, payables, credit (US Windows), cash application, and billing.

The increase of approximately $3.5 million in expenses for the year ended December 31, 2008 as compared to the prior year was primarily due to higher salary and travel and entertainment expenses due to the addition of a corporate marketing department and one-time expenses related to the 2008 corporate office movement to Cary, North Carolina.

Amortization of Intangible Assets

The amortization expense for the year ended December 31, 2009 was $21,000.

Interest expense

Interest expense for the year ended December 31, 2009 decreased by approximately $2.1 million over the same period in 2008.  The decrease was due to the following:
•
a decrease of approximately $27.6 million due to interest costs incurred in the second quarter of 2008 related to the issuance of new debt (approximately $14.0 million deferred financing costs associated with previous debt, approximately $6.8 million for a prepayment premium, and approximately $6.8 million of bank amendment fees that was subsequently retired),

•
an increase of approximately $16.6 million due to 2009 interest of approximately $37.2 million on the $700.0 million Senior Secured Notes issued June 9, 2008, as compared to approximately $20.6 million of 2008 interest on the Company’s previous term loan which was repaid on June 9, 2008,

•	an increase of approximately $1.2 million due to interest paid on increased borrowings under the ABL Facility,
•	an increase of approximately $6.7 million of interest charges related to the various debt financing activities which occurred during 2009 involving third party fees, and
•	an increase of approximately $1.0 million due to higher amortization of deferred financing costs in 2009 as compared to 2008.

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

Interest income

Interest income for the year ended December 31, 2009 decreased from the year ended December 31, 2008 by approximately $0.4 million as a result of lower interest rates in 2009 as compared to 2008.

Interest income for the year ended December 31, 2008 decreased from the year ended December 31, 2007 by approximately $0.7 million as a result of lower interest rates in 2008 as compared to 2007.

Income taxes

Income tax benefit for the year ended December 31, 2009 decreased to approximately $17.9 million from a benefit of approximately $70.0 million for 2008.  The decrease was caused by an increase in valuation allowances of approximately $42.0 million offset by the tax benefit of approximately $24.9 million associated with cancellation of debt income and improved operating performance compared to 2008.  As of December 31, 2009 a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utililized.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company's effective tax rate for the year ended December 31, 2009 was approximately 18.9%.  At December 31, 2008, the Company was in a net deferred tax liability position and had sufficient taxable income from reversing taxable temporary differences to realize the federal deferred tax assets.  The Company scheduled out the reversing temporary differences associated with their deferred tax assets and deferred tax liabilities to conclude that a full valuation allowance was not necessary at December 31, 2008.

Income tax expense for the year ended December 31, 2008 changed from a tax provision of approximately $3.6 million for 2007 to a tax benefit of approximately $70.0 million, primarily as a result of a pre-tax loss incurred during 2008 caused primarily by the $450.0 million goodwill impairment and the $27.6 million in deferred financing cost expenses.  The Company’s effective tax rate for the year ended December 31, 2008 was 38.1% excluding the goodwill impairment charge.

Liquidity and Capital Resources

During the year ended December 31, 2009, cash and cash equivalents decreased approximately $41.2 million to $17.1 million as of December 31, 2009, reflecting the challenging economic conditions currently affecting the housing industry.

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

Our primary cash needs are for working capital, capital expenditures and debt service.  As of December 31, 2009, our annual cash interest charges for debt service to related and nonrelated parties, including the ABL Facility, are estimated to be approximately $121.2 million.  After the debt financings conducted in 2010, which are discussed in the following sections, our annual interest charges for debt service are estimated to be approximately $108.5 million.  Considering these 2010 financings, we do not have any scheduled debt maturities until 2013.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically averaged approximately 1.5% of net sales on an annual basis.  We finance these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ ABL Facility.

The Company’s specific cash flow movement for the year ended December 31, 2009 is summarized below:

Cash provided by (used in) operating activities

Net cash used in operating activities for the year ended December 31, 2009 was approximately $16.9 million.  Net cash used in operating activities for the year ended December 31, 2008 was approximately $58.9 million and net cash provided by operating activities for the year ended December 31, 2007 was approximately $73.8 million.  The change in cash used in operating activities for 2009 as compared to 2008 was primarily driven by lower sales of approximately 19.0% for 2009.  The sales decrease can be attributed to the 28.8% decrease in single family housing starts during 2009 as compared to 2008.  With lower sales, receivables were lower throughout the year which contributed to less cash from operations.  The lower sales levels were offset by a positive inventory change of approximately $26.4 million and favorable working capital changes for accounts payable and accrued expenses of approximately $31.6 million compared to 2008.  The decrease in cash provided by operating activities for the year ended December 31, 2008 as compared to 2007 reflected the 40.5% decrease in single family housing starts which contributed to lower net income during the period.

Cash used in investing activities

Net cash used in investing activities for the year ended December 31, 2009 was approximately $7.8 million.  Net cash used in investing activities for the year ended December 31, 2008 was approximately $11.5 million and net cash used in investing activities for the year ended December 31, 2007 was approximately $56.4 million.  The cash used in investing activities for the year ended December 31, 2009 was primarily used for capital expenditures.  The cash used in investing activities for year ended December 31, 2008 was predominantly from capital expenditures of $16.6 million and the acquisition of USV for approximately $3.6 million, partially offset by the sale of assets of approximately $8.8 million.  The decrease in capital expenditures during 2009 reflects management’s ability to effectively manage expenditures during the current economic downturn.  The cash used in investing activities for the year ended December 31, 2007 was primarily used to fund the acquisition of Pacific Windows and for capital expenditures.

Cash provided by (used in) financing activities

Net cash used in financing activities for the year ended December 31, 2009 was approximately $17.5 million, primarily from net revolver payments of $35.0 million proceeds from debt issuance of $20.0 million and debt issuance costs of approximately $2.5 million. Net cash provided by financing activities for the year ended December 31, 2008 was approximately $78.2 million and consisted of approximately $15.6 million of net proceeds from long-term debt, net revolver borrowings of approximately $60.0 million, and a $30.0 million cash equity contribution that the Company received from CI Capital Partners LLC partially offset by approximately $26.6 million of debt issuance costs and approximately $0.8 million of repurchased net equity. The cash used in financing activities for the year ended December 31, 2007 was primarily used to pay down debt.

The Company’s specific debt instruments and terms are described below:

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of 11.75% senior secured notes due 2013 (the “Senior Secured Notes”) at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under the then existing senior secured credit facility of approximately $676.2 million of term loan borrowings and approximately $15.0 million of revolver borrowings.  The Senior Secured Notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum.  Interest will be paid semi-annually on June 15 and December 15 of each year.  On October 23, 2009, Ply Gem Industries issued an additional $25.0 million of its Senior Secured Notes in a private placement transaction.  The net proceeds of $20.0 million will be utilized for general corporate purposes.  The additional $25.0 million of Senior Secured Notes has the same terms and covenants as the initial $700.0 million of Senior Secured Notes.

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

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets. On November 3, 2008, Ply Gem Industries completed its exchange offer with respect to the Senior Secured Notes by exchanging $700.0 million Senior Secured Notes, which were registered under the Securities Act of 1933, as amended (the "Securities Act"), for $700.0 million of the issued and outstanding Senior Secured Notes.  Upon completion of the exchange offer, all issued and outstanding Senior Secured Notes were registered under the Securities Act.  However, the $25.0 million of Senior Secured Notes issued in October 2009 were not registered under the Securities Act and there is no contractual requirement to register these instruments.

The Senior Secured Notes and the related guarantees are secured on a first-priority lien basis by substantially all of the assets (other than the assets securing the Company’s obligations under the senior secured asset-based revolving credit facility, which consist primarily of accounts receivable and inventory) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the asset based revolving credit facility.

In addition, the Company’s stock ownership in its subsidiaries collateralizes the Senior Secured Notes to the extent that such equity interests and other securities can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission.  As of December 31, 2009, no subsidiary’s stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, the Company and the subsidiaries of Ply Gem Industries entered into a new senior secured asset-based revolving credit facility (the “ABL Facility”).  The ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and United States dollars by CWD.

The ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  The Company had borrowings of $25.0 million and $60.0 million outstanding under the ABL Facility as of December 31, 2009 and December 31, 2008, respectively.  As of December 31, 2009, Ply Gem Industries had approximately $142.9 million of contractual availability and approximately $77.9 million of borrowing base availability under the ABL Facility, reflecting $25.0 million of borrowings outstanding and approximately $7.1 million of letters of credit issued.

The interest rates applicable to loans under the ABL Facility are, at the Company’s option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of December 31, 2009, the Company’s interest rate on the ABL Facility was approximately 6.0%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1:1.0 if the Company’s borrowings under the ABL Facility exceed certain levels.

In July 2009, the Company amended the ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million, and change both the availability threshold for certain cash dominion events and compliance with the fixed charge and other covenants from 15% of revolving credit commitments to 15% of the lower of the revolving credit commitments or the borrowing base but not less than $20.0 million. The Company must maintain excess availability of at least $20.0 million to avoid being subject to the fixed charge covenant ratio.  As a condition to this availability increase, the applicable margins payable on the loans were increased and made subject to certain minimums.  In October 2009, the Company amended the ABL Facility to allow for the issuance of the additional $25.0 million Senior Secured Notes and to permit certain refinancing transactions with respect to the Company’s 9% Senior Subordinated Notes.  The October amendment also permits Ply Gem Industries to issue equity securities to Ply Gem Holdings, its parent.  The October 2009 amendment did not affect the $175.0 million availability amount or the applicable interest rate margins under the ABL Facility.

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

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its senior subordinated notes due 2012 (the “9% Senior Subordinated Notes”), which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August 2004, in connection with the MW acquisition, Ply Gem Industries issued an additional $135.0 million of 9% Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding and its subsidiaries.  Ply Gem Industries pays interest semi-annually on February 15 and August 15 of each year.  As of December 31, 2009, certain affiliates of the Company’s controlling stockholder owned approximately $281.4 million of the outstanding 9% Senior Subordinated Notes.

On November 19, 2009, Ply Gem Industries launched an exchange offer for certain of its 9% Senior Subordinated Notes which expired in accordance with its terms without any notes being accepted by the Company.  In connection with this exchange offer, the Company incurred third-party and bank fees of approximately $0.5 million during the year ended December 31,2009 which has been expensed within interest expense in the consolidated statement of operations.

In connection with the issuance of $150.0 million 13.125% Senior Subordinated Notes due 2014 on January 11, 2010 (see description in corresponding section below), Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  The Company expects to account for this 2010 transaction as a debt extinguishment.  The Company is in the process of determining the impact of this transaction on its consolidated statement of operations and consolidated balance sheet.  In addition to the 2010 debt extinguishment, approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the Company’s controlling stockholder were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime Holdings, the Company’s indirect parent company.  Such notes were then transferred to Ply Gem Holdings and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  In connection with this transaction in which a majority of the 9% Senior Subordinated Notes were acquired by certain affiliates, the Company expensed approximately $6.1 million of third party fees which has been recorded within interest expense in the consolidated statement of operations for the year ended December 31, 2009.

13.125% Senior Subordinated Notes due 2014

On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes due 2014 (the “13.125% Senior Subordinated Notes”) at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its 9% Senior Subordinated Notes due 2012 and to pay certain related costs and expenses.  The $150.0 million Senior Subordinated Notes will mature on July 15, 2014 and bear interest at the rate of 13.125% per annum.  Interest will be paid semi-annually on January 15 and July 15 of each year.

Prior to January 15, 2012, Ply Gem Industries may redeem up to 40% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 113.125% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any, provided that at least 60% of the original aggregate principal amount of the 13.125% Senior Subordinated Notes remains outstanding after the redemption.  On or after January 15, 2012, and prior to January 15, 2013, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 103% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any.  On or after January 15, 2013, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any, to the redemption date.

The 13.125% Senior Subordinated Notes are unsecured and subordinated in right of payment to all existing and future debt of the Company, including the ABL Facility and the Senior Secured Notes.  The 13.125% Senior Subordinated Notes are unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (other than certain unrestricted subsidiaries) on a senior subordinated basis.  The guarantees are general unsecured obligations and are subordinated in right of payment to all existing senior debt of the guarantors, including their guarantees of the Senior Secured Notes and the ABL facility.

The indenture governing the 13.125% Senior Subordinated Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchases or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidated, merge or sell Ply Gem Industries’ assets.

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

As a result of the debt amendment that occurred on May 23, 2008 and the issuance of Senior Secured Notes on June 9, 2008, the Company evaluated its financing costs and expensed approximately $27.6 million of fees for the year ended December 31, 2008 which has been recorded within interest expense on the consolidated statement of operations.  The $27.6 million was comprised of approximately $14.0 million of non-cash deferred financing costs associated with the previous term debt, approximately $6.8 million for a prepayment premium, and approximately $6.8 million of bank amendment fees that were subsequently retired.  The Company deferred costs of approximately $26.6 million in conjunction with this transaction which have been recorded within other long-term assets in the consolidated balance sheets.

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

In order to meet these liquidity requirements as well as other anticipated liquidity needs in the normal course of business, as of December 31, 2009 we had cash and cash equivalents of approximately $17.1 million, $142.9 million of contractual availability under the ABL Facility and approximately $77.9 million of borrowing base availability.  Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any debt financing should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.

Contractual Obligations

The following table summarizes our contractual cash obligations under financing arrangements and lease commitments as of December 31, 2009, including interest amounts.  Interest on the Senior Secured Notes and the Senior Subordinated Notes is fixed at 11.75% and 9.0%, respectively.  Interest on the ABL credit facility is variable and has been presented at the current rate.  Actual rates for future periods may differ from those presented here.

	Total	Less Than			More than
(Amounts in thousands)	Amount	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Long-term debt (1)	$1,110,000	$-	$385,000	$725,000	$-
Interest payments (2)	369,644	121,188	209,713	38,743	-
Non-cancelable lease commitments (3)	151,258	26,168	35,838	26,581	62,671
Purchase obligations (4)	-	-	-	-	-
Other long-term liabilities (5)	13,100	1,310	2,620	2,620	6,550
	$1,644,002	$148,666	$633,171	$792,944	$69,221

1)
Long-term debt is shown before discount (premium), and consists of the Company’s Senior Secured Notes, 9% Senior Subordinated Notes and ABL Facility.  For more information concerning the long-term debt, see “Liquidity and Capital Resources” above.  As a result of the redemption of the 9% Senior Subordinated Notes in February 2010, the Company will have no principal payments due until the Company’s 2013 fiscal year.

2)	Interest payments for variable interest debt are based on current interest rates and debt obligations at December 31, 2009.

3)	Non-cancelable lease commitments represent lease payments for facilities and equipment.

4)
Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price and the approximate timing of the transaction.  These obligations are related primarily to inventory purchases.

5)
Other long term liabilities include pension obligations which are estimated based on the Company’s 2010 annual funding requirement.  Because we are unable to reliably estimate the timing of future tax payments related to uncertain tax positions, certain tax related obligations of approximately $9.7 million have been excluded from the table above.

As discussed in “Certain Relationships and Related Transactions,” the Company will pay an annual fee to an affiliate of CI Capital Partners each year based on 2% of EBITDA.  No amount for this fee has been included in the above table.

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

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements for recent accounting pronouncements, which are hereby incorporated by reference into this Part II, Item 7.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provides for borrowings of up to $175.0 million, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.4 million per year.  At December 31, 2009, we were not party to any interest rate swaps to manage our interest rate risk.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  In 2009, the net impact of foreign currency changes to the Company’s results of operations was a gain of $0.5 million.  The impact of foreign currency changes related to translation resulted in a increase in stockholder’s equity of approximately $4.7 million at December 31, 2009.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At December 31, 2009, we did not have any significant outstanding foreign currency hedging contracts.

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

We have audited the accompanying consolidated balance sheet of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2009, and the related consolidated statements of operations, stockholder’s deficit and comprehensive loss, and cash flows for the year then ended. Our audit also included the financial statement schedule as of and for the year ended December 31, 2009 listed in Item 15(a)(2) of this Form 10-K. These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ply Gem Holdings, Inc. and subsidiaries at December 31, 2009, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information as of and for the year ended December 31, 2009 set forth therein.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 19, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Ply Gem Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2008, and the related consolidated statements of operations, stockholder’s equity (deficit) and comprehensive income (loss), and cash flows for the years ended December 31, 2008 and 2007.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K for the years ended December 31, 2008 and 2007. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule for the years ended December 31, 2008 and 2007, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 5 to the consolidated financial statements, the Company has elected to change its method of accounting for a portion of its inventory in 2008 from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method. As discussed in note 7 to the consolidated financial statements, the Company adopted the recognition and disclosure requirements in 2007 and the measurement provisions in 2008 of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans an amendment of FASB Statements No. 87, 88, 106, and 132(R) (now included in FASB Accounting Standards Codification (ASC) 715, Compensation – Retirement Benefits). As discussed in note 12 to the consolidated financial statements, on January 1, 2007, the Company adopted FASB Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (included in FASB ASC Topic 740, Income Taxes).

/s/ KPMG LLP

Raleigh, North Carolina

March 30, 2009

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	For the Year Ended December 31,
(Amounts in thousands)	2009	2008	2007

Net sales	$951,374	$1,175,019	$1,363,546
Costs and expenses:
Cost of products sold	749,841	980,098	1,083,153
Selling, general and administrative expenses	141,772	155,388	155,963
Amortization of intangible assets	19,651	19,650	17,631
Goodwill impairment	-	450,000	-
Intangible asset impairment	-	-	4,150
Total costs and expenses	911,264	1,605,136	1,260,897
Operating earnings (loss)	40,110	(430,117)	102,649
Foreign currency gain (loss)	475	(911)	3,961
Interest expense	(135,514)	(138,015)	(99,698)
Interest income	211	617	1,704
Income (loss) before provision (benefit) for income taxes	(94,718)	(568,426)	8,616
Provision (benefit) for income taxes	(17,966)	(69,951)	3,634
Net income (loss)	$(76,752)	$(498,475)	$4,982

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2009	2008
(Amounts in thousands, except share amounts)
ASSETS
Current Assets:
Cash and cash equivalents	$17,063	$58,289
Accounts receivable, less allowances of $5,467 and $6,405, respectively	94,428	90,527
Inventories:
Raw materials	39,787	53,060
Work in process	23,343	28,085
Finished goods	34,950	42,267
Total inventory	98,080	123,412
Prepaid expenses and other current assets	19,448	19,985
Deferred income taxes	5,762	16,867
Total current assets	234,781	309,080
Property and Equipment, at cost:
Land	3,732	3,709
Buildings and improvements	35,687	35,206
Machinery and equipment	261,319	253,290
Total property and equipment	300,738	292,205
Less accumulated depreciation	(159,036)	(122,194)
Total property and equipment, net	141,702	170,011
Other Assets:
Intangible assets, less accumulated amortization of $84,139 and $64,488,
respectively	174,064	193,604
Goodwill	392,838	390,779
Deferred income taxes	2,716	-
Other	35,932	40,579
Total other assets	605,550	624,962
	$982,033	$1,104,053

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$52,833	$59,603
Accrued expenses and taxes	72,423	76,304
Total current liabilities	125,256	135,907
Deferred income taxes	4,211	28,355
Other long term liabilities	65,651	68,233
Long-term debt due to related parties	281,376	-
Long-term debt	819,021	1,114,186

Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	209,939	209,908
Accumulated deficit	(523,745)	(446,993)
Accumulated other comprehensive income (loss)	324	(5,543)
Total stockholder's deficit	(313,482)	(242,628)
	$982,033	$1,104,053

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2009	2008	2007
(Amounts in thousands)

Cash flows from operating activities:
Net income (loss)	$(76,752)	$(498,475)	$4,982
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation and amortization expense	56,271	61,765	54,067
Fair value premium on purchased inventory	-	19	1,289
Non-cash interest expense, net	8,911	7,144	6,941
(Gain) loss on foreign currency transactions	(475)	911	(3,961)
Goodwill impairment	-	450,000	-
Intangible asset impairment	-	-	4,150
Loss on sale of assets	5	886	356
Write-off of debt financing costs	-	14,047	-
Deferred income taxes	(16,050)	(71,362)	(1,288)
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	(2,822)	18,179	32,654
Inventories	26,400	3,306	7,523
Prepaid expenses and other current assets	(287)	674	7,127
Accounts payable	(7,820)	(21,885)	(17,074)
Accrued expenses and taxes	1,599	(15,905)	(23,326)
Cash payments on restructuring liabilities	(6,034)	(7,547)	(210)
Other	172	(622)	614
Net cash provided by (used in) operating activities	(16,882)	(58,865)	73,844
Cash flows from investing activities:
Capital expenditures	(7,807)	(16,569)	(20,017)
Proceeds from sale of assets	81	8,825	63
Acquisitions, net of cash acquired	-	(3,614)	(36,453)
Other	(109)	(129)	-
Net cash used in investing activities	(7,835)	(11,487)	(56,407)
Cash flows from financing activities:
Proceeds from long-term debt	20,000	693,504	-
Net revolver borrowings (payments)	(35,000)	60,000	-
Payments on long-term debt	-	(677,910)	(10,623)
Debt issuance costs paid	(2,528)	(26,578)	(2,100)
Equity contributions	-	30,310	900
Equity repurchases	-	(1,093)	(3,245)
Net cash provided by (used in)
financing activities	(17,528)	78,233	(15,068)
Impact of exchange rate movements on cash	1,019	(1,645)	863
Net increase (decrease) in cash and cash equivalents	(41,226)	6,236	3,232
Cash and cash equivalents at the beginning of the period	58,289	52,053	48,821
Cash and cash equivalents at the end of the period	$17,063	$58,289	$52,053

Supplemental Information
Interest paid	$124,005	$111,388	$98,847
Income taxes paid (received), net	$943	$(464)	$6,576
See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

		Retained	Accumulated
	Additional	Earnings	Other	Total
	Paid in	(Accumulated	Comprehensive	Stockholder's
	Capital	Deficit)	Income (Loss)	Equity (Deficit)

(Amounts in thousands)

Balance, December 31, 2006	$181,792	$46,503	$2,296	$230,591

Comprehensive income:
Net income	-	4,982	-	4,982
Currency translation	-	-	5,658	5,658
Minimum pension liability for actuarial
gain, net of tax ($638)	-	-	961	961
Total comprehensive income				11,601
Adjustment to initially apply ASC 715-20,
net of tax ($460)	-	-	720	720
Contributions (repurchase of equity)	(1,125)	-	-	(1,125)
Balance, December 31, 2007	$180,667	$51,485	$9,635	$241,787

Comprehensive income:
Net loss	-	(498,475)	-	(498,475)
Currency translation	-	-	(9,517)	(9,517)
Minimum pension liability for actuarial
loss, net of tax ($3,774)	-	-	(5,661)	(5,661)
Total comprehensive loss				(513,653)
Adoption of ASC 715-20 measurement date	-	(3)	-	(3)
Contributions (repurchase of equity)	29,241	-	-	29,241
Balance, December 31, 2008	$209,908	$(446,993)	$(5,543)	$(242,628)

Comprehensive income:
Net loss	-	(76,752)	-	(76,752)
Currency translation	-	-	4,709	4,709
Minimum pension liability for actuarial
gain, net of tax ($743)	-	-	1,158	1,158
Total comprehensive loss				(70,885)
Other	31	-	-	31
Balance, December 31, 2009	$209,939	$(523,745)	$324	$(313,482)

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Ply Gem Holdings, Inc. (“Ply Gem Holdings”) and its wholly-owned subsidiaries (individually and collectively, the “Company” or “Ply Gem”) are diversified manufacturers of residential and commercial building products, operating with two segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors.  Through these segments, Ply Gem Industries, Inc. (“Ply Gem Industries”) manufactures and sells, primarily in the United States and Canada, a wide variety of products for the residential and commercial construction, manufactured housing, and remodeling and renovation markets.

Ply Gem Holdings, a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries from Nortek, Inc. ("Nortek").  The Ply Gem acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries to Ply Gem Holdings, an affiliate of CI Capital Partners LLC pursuant to the terms of the stock purchase agreement among Ply Gem Investment Holdings, Nortek, and WDS LLC dated as of December 19, 2003, as amended.  Prior to February 12, 2004, the date of the Ply Gem acquisition, Ply Gem Holdings had no operations and Ply Gem Industries was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek.  As a result of the Ply Gem acquisition, we applied purchase accounting on the date of February 12, 2004.

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

On October 31, 2008, Ply Gem Industries acquired substantially all of the assets of United Stone Veneer, LLC (“USV”).  The accompanying consolidated financial statements include the operating results of USV for the period after October 31, 2008.  As a result of the USV acquisition, the Company modified the name of the “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone” during 2008.  Our stone veneer products are sold under our United Stone Veneer brand name, however, in 2010 we will change the brand of our stone veneer products to Ply Gem Stone from United Stone Veneer.

Ply Gem is a diversified manufacturer of residential and commercial building products, which are sold primarily in the United States and Canada, and include a wide variety of products for the residential and commercial construction, the do-it-yourself and the professional remodeling and renovation markets.  The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States and western Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home repair and remodeling and new home construction sectors.  The Company’s sales are usually lower during the first and fourth quarters.

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

Recognition of Sales and Related Costs, Incentives and Allowances

The Company recognizes sales upon the shipment of products, net of applicable provisions for discounts and allowances.  Generally, the customer takes title upon shipment and assumes the risks and rewards of ownership of the product.  For certain products customers take title upon delivery, at which time revenue is then recognized.  Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome.  Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed upon with the Company’s various customers, which are typically earned by the customer over an annual period.  The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements.  Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period.  The Company generally estimates customer returns based upon the time lag that historically occurs between the sale date and the return date while also factoring in any new business conditions that might impact the historical analysis such as new product introduction.  The Company also provides for estimates of warranty and shipping costs at the time of sale.  Shipping and warranty costs are included in cost of products sold.  Bad debt provisions are included in selling, general and administrative expenses.  The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that are expected to impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts.

Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.  At December 31, 2009 and 2008, the Company had approximately $0.6 million of certificates of deposits.  At December 31, 2009, the maturity date of these certificates is March 22, 2010.

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

The inventory reserves were approximately $6.7 million at December 31, 2009, increasing during 2009 by $0.6 million compared to the December 31, 2008 reserve balance of approximately $6.1 million.

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

Intangible Assets, Goodwill and other Long-lived Assets

Long-lived assets
The Company reviews long-lived assets for impairment annually or whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company performs undiscounted operating cash flow analyses to determine if impairment exists.  If impairment is determined to exist, any related impairment loss is calculated based on the asset’s fair value and the discounted cash flow.

As of December 31, 2008, the Company determined that the historic decline in the US housing market required a re-evaluation of the Company’s forecasts.  The US housing market was and continues to operate at a 50 year low.  The Company’s revised forecasts reflected reduced undiscounted cash flow projections for the affected asset groups, which were believed to be indicative of an adverse change in the business climate that could negatively affect the value of the long-lived asset groups.  The Company tested for impairment using the “Step One” test for asset groups held and used, and determined that further impairment testing of the fair value of the asset groups (under “Step Two”) was not necessary at December 31, 2008 because the undiscounted cash flows exceeded the carrying values of the long-lived asset groups.

As of December 31, 2009, the Company determined that the continued decline in the US housing market required a re-evaluation of the Company’s forecasts.  The Company again tested for impairment using the “Step One” test for asset groups held and used, and determined that further impairment testing of the fair value of the asset groups (under “Step Two”) was not necessary at December 31, 2009 because the undiscounted cash flows exceeded the carrying values of the long-lived asset groups.

The Company tests for long-lived asset impairment at the following asset group levels: i) Siding, Fencing, and Stone (“Siding”), ii) the combined US Windows companies in the Windows and Doors segment (“US Windows”), and iii) CWD Windows and Doors, Inc. in the Windows and Doors segment (“CWD”).  For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  Ply Gem concluded that the lowest level for identifiable cash flows is “Siding”,  “US Windows” and “CWD”.   This is one level below the segment reporting unit of “Windows and Doors” and reflects the lowest level of identifiable cash flows.  Management believes that the US Windows unit cannot be further broken down as a result of the 2008 US Windows reorganization.  As a result, US Windows is now marketed as one window company rather than separate companies.  From an economic standpoint, Ply Gem now goes to US Windows customers as one company rather than separate companies.  In addition, certain manufacturing facilities provide inventory to multiple window divisions for assembling the final products.  Therefore, from an economic standpoint the Company evaluates the cash flows as a group rather than at the divisional levels.  The US Windows and CWD financial data is the lowest level of reliable information that is prepared and reviewed by management on a consistent basis.  The Company made a similar conclusion for Siding as its product lines are grouped at a Siding level as there are interdependencies between products.

As of December 31, 2009, the estimated cash flow forecasts (based on independent industry information) exceeded the respective carrying values by $329.7 million, $115.9 million, and $1,959.4 million for US Windows, CWD, and Siding, respectively, thus not requiring a Step Two impairment test on the long-lived assets.  As of December 31, 2008, the estimated cash flow forecasts (based on independent industry information) exceeded the respective carrying values by $350.7 million, $127.5 million, and $1,076.5 million for US Windows, CWD and Siding, respectively, thus not requiring a Step Two impairment test on the long-lived assets.

Goodwill
Purchase accounting involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill (see Note 2).  For significant acquisitions, the Company values items such as property and equipment and acquired intangibles based upon appraisals.

The Company evaluates goodwill and certain indefinite-lived intangible assets for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment during the fourth quarter of each year (November 28 for 2009) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  Refer to Note 3 for additional considerations regarding the impairment recognized during the year ended December 31, 2008.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $27.3 million and $32.5 million as of December 31, 2009 and December 31, 2008, respectively, and have been recorded in other long term assets in the Company’s consolidated balance sheet.

Share Based Compensation

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

Insurance Liabilities

The Company is self-insured for certain casualty losses and medical liabilities. The Company records insurance liabilities and related expenses for health, workers’ compensation, product and general liability losses and other insurance expenses in accordance with either the contractual terms of their policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company relies on historical trends when determining the appropriate health insurance reserves to record in its consolidated balance sheets.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, and Ply Gem Industries and its subsidiaries.  The existing tax sharing agreement between Ply Gem Holdings and Ply Gem Investment Holdings under which tax liabilities for each respective party are computed on a stand-alone basis, was amended during 2006 to include Ply Gem Prime Holdings.    U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  CWD files separate Canadian income tax returns.

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

Liquidity

The Company intends to fund its ongoing capital and working capital requirements, including its internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of its ABL Facility.  As of December 31, 2009, the Company had approximately $1,100.4 million of indebtedness and $142.9 million of contractual availability under the ABL facility and approximately $77.9 million of borrowing base availability reflecting $25.0 million of ABL borrowings and approximately $7.1 million of letters of credit issued under the ABL facility.  As of December 31, 2009, the Company estimates that it will pay $121.2 million in interest payments during the year ending December 31, 2010.  After the debt financings conducted in 2010, which are discussed in Note 6 to the consolidated financial statements, the Company’s annual interest charges for debt service are estimated to be approximately $108.5 million for the year ending December 31, 2010.

Because of the inherent seasonality in our business and the resulting working capital requirements, the Company’s liquidity position fluctuates within a given year.  The seasonal effect that creates the Company’s greatest needs has historically been experienced during the first six months of the year and the Company anticipates borrowing funds under its ABL Facility to support this requirement.  However, the Company anticipates the funds generated from operations and funds available under the ABL Facility will be adequate to finance its ongoing operational cash flow needs, capital expenditures, debt service obligations, management incentive expenses, and other fees payable under other contractual obligations for the foreseeable future.

Foreign Currency

CWD, the Company’s Canadian subsidiary, utilizes the Canadian dollar as its functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at year-end.  Net sales and expenses are translated using average exchange rates in effect during the period.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

For the years ended December 31, 2009, December 31, 2008, and December 31, 2007, the Company recorded a gain from foreign currency transactions of approximately $0.5 million, a loss from foreign currency transactions of approximately $0.9 million, and a gain from foreign currency transactions of approximately $4.0 million, respectively.  As of December 31, 2009 and December 31, 2008, accumulated other comprehensive income (loss) included a currency translation adjustment of approximately $4.1 million and $(0.6) million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of the Company’s Siding, Fencing, and Stone segment was approximately $5.5 million and $5.8 million at December 31, 2009 and December 31, 2008, respectively.   This customer accounted for approximately 9.2% of consolidated net sales for the years ended December 31, 2009 and 2008, and 10.2% of consolidated net sales for the year ended December 31, 2007.

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

                The accounting standard for fair value discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flows), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The standard utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices	Significant
			in Active Markets	Other	Significant
(Amounts in thousands)			for identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$600	$600	$600	$-	$-
Money market funds	-	-	-	-	-
As of December 31, 2009	$600	$600	$600	$-	$-
Liabilities:
Senior Subordinated Notes-9%	$360,000	$302,400	$302,400	$-	$-
Senior Secured Notes-11.75%	725,000	725,000	725,000	-	-
As of December 31, 2009	$1,085,000	$1,027,400	$1,027,400	$-	$-

Assets:
Certificates of deposit	$600	$600	$600	$-	$-
Money market funds	29,197	29,197	29,197	-	-
As of December 31, 2008	$29,797	$29,797	$29,797	$-	$-
Liabilities:
Senior Subordinated Notes-9%	$360,000	$86,400	$86,400	$-	$-
Senior Secured Notes-11.75%	700,000	378,000	378,000	-	-
As of December 31, 2008	$1,060,000	$464,400	$464,400	$-	$-

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

In December 2008, the FASB issued authoritative guidance to require employers to provide additional disclosures about plan assets of a defined benefit pension or other post-retirement plan.  The objective of this guidance is to provide users of financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets held by the plans, the inputs and valuation techniques used to measure the fair value of plan assets, significant concentration of risk within the Company’s plan assets, and for fair value measurements determined using significant unobservable inputs a reconciliation of changes between the beginning and ending balances. This guidance is effective for fiscal years ending after December 15, 2009. The Company adopted the new disclosure requirements in the 2009 annual reporting period.

In January 2009, the FASB issued authoritative guidance on disclosures about derivative instruments and hedging activities.  This guidance required qualitative disclosures about the objectives and strategies for using derivatives, quantitative data about the fair value of and gains and losses on derivative contracts, and details of credit-risk-related contingent features in hedged positions. This guidance also requires enhanced disclosure regarding derivative instruments in financial statements and how hedges affect an entity’s financial position, financial performance and cash flows. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on determining fair value when the volume and level of market activity for an asset or liability has significantly decreased and identifying market transactions that are not orderly.  This guidance clarifies the methodology used to determine fair value when there is no active market or where the price inputs being used represent distressed sales. This guidance also reaffirms the objective of fair value measurement, as stated in authoritative guidance for fair value measurements, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. This guidance is effective for financial statement purposes for interim and annual financial statements issued for fiscal periods ended after June 15, 2009. The Company adopted the provisions of this guidance effective April 2009 and the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance for interim disclosures about fair value of financial instruments, which requires fair value disclosures for financial instruments that are not reflected in the consolidated balance sheets at fair value. Prior to the issuance of this guidance, the fair values of those assets and liabilities were disclosed only once each year. This guidance requires the Company to disclose this information on a quarterly basis and provide quantitative and qualitative information about fair value estimates for all financial instruments not measured in the consolidated balance sheets at fair value.  This guidance was effective in the quarter ended July 4, 2009, and the adoption of these standards did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued authoritative guidance on the determination of the useful life of intangible assets.  This guidance amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset.  This guidance also requires expanded disclosure regarding the determination of intangible asset useful lives. The Company adopted the provisions of this guidance effective April 2009 and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued authoritative guidance regarding subsequent events that provides guidance as to when an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the necessary disclosures related to these events.  The Company adopted the provisions of this guidance effective May 2009, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB amended authoritative accounting guidance related to transfers of financial assets which updates existing guidance. The amended authoritative accounting guidance limits the circumstances in which financial assets can be derecognized and requires enhanced disclosures regarding transfers of financial assets and a transferor’s continuing involvement with transferred financial assets. The amended authoritative accounting guidance also eliminates the concept of a qualifying special-purpose entity (QSPE), which will require companies to evaluate former QSPEs for consolidation.  This guidance will not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB amended authoritative accounting guidance related to the consolidation of variable interest entities ("VIEs"). The amended authoritative accounting guidance updates existing guidance used to determine whether or not a company is required to consolidate a VIE and requires enhanced disclosures. The amended authoritative accounting guidance also eliminates quantitative-based assessments and will require companies to perform ongoing qualitative assessments to determine whether or not the VIE should be consolidated.  The impact to the Company will depend on future transactions and investments.

In June 2009, the FASB issued authoritative guidance regarding accounting standards codification and the hierarchy of the Generally Accepted Accounting Principles (“GAAP”).  This guidance has become the source of authoritative U.S. GAAP recognized by the FASB and applied by nongovernmental entities.  This guidance was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Company adopted the provisions of this guidance effective October 2009, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2.      PURCHASE ACCOUNTING

Pacific Windows Acquisition
On September 30, 2007, Ply Gem completed its acquisition of CertainTeed Corporation’s vinyl window and patio door business through a stock acquisition.  On the acquisition date, the Company changed the name of the acquired business to Ply Gem Pacific Windows Corporation. The Company accounted for the transaction as a purchase, which results in a new valuation for the assets and liabilities of Pacific Windows based upon fair values as of the purchase date.  The acquired vinyl window business is a leading manufacturer of premium vinyl windows and doors and produces windows for the residential new construction and remodeling markets. The acquisition provided the Company with a presence on the west coast.

The purchase price was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price.

(Amounts in thousands)
Other current assets, net of cash	$10,766
Inventories	9,379
Property, plant and equipment	19,133
Trademarks	1,200
Customer relationships	1,800
Goodwill	18,052
Other assets	1,398
Current liabilities	(11,916)
Other liabilities	(13,230)
Purchase price, net of cash acquired	$36,582

The Company paid approximately $35.1 million on September 28, 2007 for the acquisition of Pacific Windows.  Transaction costs of approximately $1.5 million were incurred in 2007.  During 2008, the Company paid approximately $0.1 million in transaction costs for this acquisition.  During 2009, the Company recorded a purchase price adjustment of approximately $0.6 million.  None of the goodwill is expected to be deductible for tax purposes.

United Stone Veneer Acquisition
On October 31, 2008, Ply Gem Industries acquired substantially all of the assets of USV.  The Company accounted for the transaction as a purchase.  USV manufactures stone veneer enabling the Company to expand its building products offering across different areas and capitalize on this product growth opportunity.  The consolidated financial statements include the operating results of USV for periods after October 31, 2008.  As a result of the USV acquisition, the Company changed its “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone” as of and for the year ended December 31, 2008.

The preliminary purchase price was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price.

(Amounts in thousands)
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

To determine the fair value of its reporting units, the Company equally considers both the income and market valuation methodologies.  The income valuation methodology uses the fair value of the cash flows that the reporting unit can be expected to generate in the future. This method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period as well as determine the weighted average cost of capital to be used as the discount rate.  The Company also utilizes the market valuation method to estimate the fair value of the reporting units by utilizing comparable public company multiples.  These comparable public company multiples are then applied to the reporting unit’s financial performance.  During the year ended December 31, 2009, the Company utilized forward looking market multiples for its reporting units.  The forward multiples were used since each reporting unit incurred various restructuring activities during 2009.  The market approach is more volatile as an indicator of fair value as compared to the income approach as internal forecasts and projections have historically been more stable.  Since each approach has its merits, the Company equally weights the approaches to balance the internal and external factors affecting the Company’s fair value.  This weighting is consistent with prior years.

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimated single family housing starts and the repair and remodeling market’s growth rate through 2014.  These assumptions modeled information published by the National Association of Home Builders (“NAHB”).  The Company estimated single family housing starts increasing from 2009 levels (439,000) to approximately 1,100,000 in 2014 (terminal growth year) and the repair and remodeling growth rate at approximately 3.0% for 2014.  The 1,100,000 terminal housing starts figure represents a historical average that tracks domestic population growth.  The forecasted sales growth and operating earnings increases coincided with the growth in these two key assumptions.  The Company utilized its weighted average cost of capital and its long-term growth rate to derive the appropriate capitalization rate used in the terminal value calculation.  The Company utilized these fair value estimate assumptions during the impairment reviews conducted in the quarter ended September 27, 2008 and the years ended December 31, 2008 and 2009.

The Company determined that the uncertainty and decline in the residential housing and remodeling market was a triggering event during the third quarter of 2008 with housing starts declining to a 50 year low in August 2008 which caused US Windows to lower their forecasted cash flow projections.  As a result of the interim impairment test, the Company concluded that the Windows and Doors reporting unit failed Step One of the impairment test comparing carrying value and fair value.  The Siding, Fencing, and Stone fair value exceeded its carrying value by approximately 20% as of September 27, 2008.  The Step Two Windows and Doors impairment test results indicated that an estimated impairment of approximately $200.0 million existed at September 27, 2008.  This impairment was recognized within the Windows and Doors segment in the third quarter of 2008.

The Company’s annual goodwill impairment test performed during the fourth quarter of 2008 was affected by further housing market declines as the NAHB further decreased their housing start estimates for 2009 and 2010 as well as significant decreases in market multiples.  As a result of the annual impairment test, the Company concluded that the Windows and Doors and Siding, Fencing, and Stone reporting units failed Step One of the impairment test comparing carrying value and fair value.  The Step Two impairment test results indicated that an additional impairment of approximately $127.8 million existed in the Company’s Windows and Doors segment at December 31, 2008.  In addition, an impairment of approximately $122.2 million was indicated in Step Two of the goodwill impairment test for our Siding, Fencing, and Stone segment.  These impairments were recognized in the respective segments in the fourth quarter of 2008.  For the year ended December 31, 2008, the Company recognized a $450.0 million goodwill impairment charge within its results of operations.

The Company’s annual goodwill impairment test performed during the fourth quarter of 2009 indicated no impairment.  The Windows and Doors and Siding, Fencing, and Stone reporting units exceeded their carrying values by approximately 26% and 50%, respectively.

The Company provides no assurance that: 1) valuation multiples will not decline further , 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods. The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in additional goodwill impairments.

The reporting unit goodwill balances were as follows as of December 31, 2009 and December 31, 2008:

(Amounts in thousands)
	December 31, 2009	December 31, 2008
Windows and Doors	$72,731	$70,683
Siding, Fencing and Stone	320,107	320,096
	$392,838	$390,779

The increase in goodwill during the year ended December 31, 2009 was due to currency translation adjustments of approximately $1.4 million and purchase price adjustments of approximately $0.6 million.  A rollforward of goodwill for 2009 and 2008 is included in the table below:

(Amounts in thousands)	Windows and	Siding, Fencing
	Doors	and Stone
Balance as of January 1, 2008
Goodwill	$395,072	$440,748
Accumulated impairment losses	-	-
	395,072	440,748

Impairment losses	(327,773)	(122,227)
Goodwill acquired during the year (USV acquisition)	-	1,584
Currency translation adjustments	(5,743)	-
Income tax purchase accounting	7,178	(9)
Pacific Windows purchase accounting	1,949	-
Balance as of December 31, 2008
Goodwill	398,456	442,323
Accumulated impairment losses	(327,773)	(122,227)
	70,683	320,096

Currency translation adjustments	1,441	-
Pacific Windows purchase accounting	607	11
Balance as of December 31, 2009
Goodwill	400,504	442,334
Accumulated impairment losses	(327,773)	(122,227)
	$72,731	$320,107

4.      INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of December 31, 2009 and 2008:
	Average Amortization Period		Accumulated	Net Carrying
(Amounts in thousands)	(in Years)	Cost	Amortization	Value

As of December 31, 2009:
Patents	14	$12,770	$(5,477)	$7,293
Trademarks/Tradenames	15	85,644	(21,475)	64,169
Customer relationships	13	158,158	(56,249)	101,909
Other		1,631	(938)	693
Total intangible assets		$258,203	$(84,139)	$174,064

As of December 31, 2008:
Patents	14	$12,770	$(4,533)	$8,237
Trademarks/Tradenames	15	85,644	(15,578)	70,066
Customer relationships	13	158,158	(43,850)	114,308
Other		1,520	(527)	993
Total intangible assets		$258,092	$(64,488)	$193,604

Amortization expense for both years ended December 31, 2009 and 2008 was approximately $19.7 million.  Amortization expense for the fiscal years 2010, 2011, 2012, 2013, and 2014 is estimated to be approximately $27.1 million, $26.7 million, $26.6 million, $16.5 million, and $15.1 million, respectively.  In January 2010, the Company decreased the life of certain trademarks to 3 years (applied prospectively from January 2010) as a result of future marketing plans regarding the use of certain trademarks.  In the intervening period, the Company will continue to use these trademarks.  As a result, amortization expense will increase in 2010-2012.

5.      INVENTORY CHANGE

During 2008, the Company elected to adopt the FIFO method of inventory valuation for its entire inventory as a result of the operational decision to transfer production from the Valencia, Pennsylvania facility to the Sidney, Ohio facility.  Previously, the Valencia, Pennsylvania facility utilized the LIFO method and Sidney, Ohio utilized the FIFO method. Since over 92% of the Company’s inventory previously utilized FIFO methodology, the Company elected to utilize FIFO across all of its inventory.  The Company believes the FIFO method of accounting is preferable because it provides a better measure of the current value of its inventory and provides a better matching of manufacturing costs with revenues.  The change resulted in the application of a single costing method to all of the Company’s inventories.  Comparative financial statements of prior years have been adjusted to apply the new method retrospectively.  The retrospective change resulted in an increase to retained earnings as of January 1, 2006 of approximately $1.6 million, net of taxes of $1.2 million. The following financial statement items for fiscal year 2007 were affected by the change in accounting principle.

Consolidated Statements of Operations
	For the year ended December 31, 2007
(Amounts in thousands)	As Computed	Effect of	As Computed
	Under LIFO	Change	Under FIFO
Costs and expenses:
Cost of products sold	$1,082,153	$1,000	$1,083,153
Total costs and expenses	1,259,897	1,000	1,260,897

Operating earnings (loss)	103,649	(1,000)	102,649
Income (loss) before provision (benefit) for income taxes	9,616	(1,000)	8,616
Provision (benefit) for income taxes	4,002	(368)	3,634
Net income (loss)	$5,614	$(632)	$4,982

Consolidated Statements of Cash Flows
	For the year ended December 31, 2007
(Amounts in thousands)	As Computed	Effect of	As Computed
	Under LIFO	Change	Under FIFO
Net income (loss)	$5,614	$(632)	$4,982
Deferred income taxes	(920)	(368)	(1,288)
Inventories	6,523	1,000	7,523
Net cash provided by operating activities	73,844	-	73,844

Had the Company continued to apply the LIFO method, the impact on the consolidated statement of operations during 2008 would have been an increase in operating earnings of approximately $0.8 million for the year ended December 31, 2008.

6.      LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at December 31, 2009 and 2008 consists of the following:

	December 31, 2009	December 31, 2008
(Amounts in thousands)

Senior secured asset based revolving credit facility	$25,000	$60,000
9% Senior subordinated notes due 2012, net of unamortized premium of $105 and $146	360,105	360,146
11.75% Senior secured notes due 2013, net of unamortized discount of $9,708 and $5,960	715,292	694,040
	$1,100,397	$1,114,186
Less:
9% Senior subordinated notes due to related parties,
including unamortized premium of $82	281,376	-
	$819,021	$1,114,186

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of 11.75% senior secured notes due 2013 (the “Senior Secured Notes”) at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under the then existing senior secured credit facility of approximately $676.2 million of term loan borrowings and approximately $15.0 million of revolver borrowings.  The Senior Secured Notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum.  Interest will be paid semi-annually on June 15 and December 15 of each year.  On October 23, 2009, Ply Gem Industries issued an additional $25.0 million of its Senior Secured Notes in a private placement transaction.  The net proceeds of $20.0 million will be utilized for general corporate purposes.  The additional $25.0 million of Senior Secured Notes has the same terms and covenants as the initial $700.0 million of Senior Secured Notes.

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

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets. On November 3, 2008, Ply Gem Industries completed its exchange offer with respect to the Senior Secured Notes by exchanging $700.0 million Senior Secured Notes, which were registered under the Securities Act of 1933, as amended (the "Securities Act"), for $700.0 million of the issued and outstanding Senior Secured Notes.  Upon completion of the exchange offer, all issued and outstanding Senior Secured Notes were registered under the Securities Act.  However, the $25.0 million of Senior Secured Notes issued in October 2009 were not registered under the Securities Act and there is no contractual requirement to register these instruments.

The Senior Secured Notes and the related guarantees are secured on a first-priority lien basis by substantially all of the assets (other than the assets securing the Company’s obligations under the senior secured asset based revolving credit facility, which consist primarily of accounts receivable and inventory) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the asset based revolving credit facility.

In addition, the Company’s stock ownership in its subsidiaries collateralizes the Senior Secured Notes to the extent that such equity interests and other securities can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission.  As of December 31, 2009, no subsidiary’s stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

Senior Secured Asset Based Revolving Credit Facility due 2013

Concurrently with the Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, the Company and the subsidiaries of Ply Gem Industries entered into a new senior secured asset-based revolving credit facility (the “ABL Facility”).  The ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and United States dollars by CWD.

The ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  The Company had borrowings of $25.0 million and $60.0 million outstanding under the ABL Facility as of December 31, 2009 and December 31, 2008, respectively.  As of December 31, 2009, Ply Gem Industries had approximately $142.9 million of contractual availability and approximately $77.9 million of borrowing base availability under the ABL Facility, reflecting $25.0 million of borrowings outstanding and approximately $7.1 million of letters of credit issued.

The interest rates applicable to loans under the ABL Facility are, at the Company’s option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of December 31, 2009, the Company’s interest rate on the ABL Facility was approximately 6.0%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1:1.0 if the Company’s borrowings under the ABL Facility exceed certain levels.  The fixed charge coverage was not applicable at any point during 2008 or 2009.

In July 2009, the Company amended the ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million, and change both the availability threshold for certain cash dominion events and compliance with the fixed charge and other covenants from 15% of revolving credit commitments to 15% of the lower of the revolving credit commitments or the borrowing base but not less than $20.0 million. The Company must maintain excess availability, as defined, of at least $20.0 million to avoid being subject to the fixed charge covenant ratio.  As a condition to this availability increase, the applicable margins payable on the loans were increased and made subject to certain minimums.  In October 2009, the Company amended the ABL Facility to allow for the issuance of the additional $25.0 million Senior Secured Notes and to permit certain refinancing transactions with respect to the 9% Senior Subordinated Notes.  The October amendment also permits Ply Gem Industries to issue equity securities to Ply Gem Holdings, its parent.  The October 2009 amendment did not affect the $175.0 million availability amount or the applicable interest rate margins under the ABL Facility.

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

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its senior subordinated notes due 2012 (the “9% Senior Subordinated Notes”), which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August 2004, in connection with the MW acquisition, Ply Gem Industries issued an additional $135.0 million of 9% Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding and its subsidiaries.  Ply Gem Industries pays interest semi-annually on February 15 and August 15 of each year.  As of December 31, 2009, certain affiliates of the Company’s controlling stockholder owned approximately $281.4 million of the outstanding 9% Senior Subordinated Notes.

On November 19, 2009, Ply Gem Industries launched an exchange offer for certain of its 9% Senior Subordinated Notes which expired in accordance with its terms without any notes being accepted by the Company.  In connection with this exchange offer, the Company incurred third-party and bank fees of approximately $0.5 million during the year ended December 31, 2009 which has been expensed within interest expense in the consolidated statement of operations.

In connection with the issuance of $150.0 million 13.125% Senior Subordinated Notes due 2014 on January 11, 2010 (see description in corresponding section below), Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  The Company expects to account for this 2010 transaction as a debt extinguishment.  The Company is in the process of determining the impact of this transaction on its consolidated statement of operations and consolidated balance sheet.  In addition to the 2010 debt extinguishment, approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the Company’s controlling stockholder were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime Holdings, the Company’s indirect parent company.  Such notes were then transferred to Ply Gem Holdings and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.    In connection with this transaction in which a majority of the 9% Senior Subordinated Notes were acquired by certain affiliates, the Company expensed approximately $6.1 million of third party fees which has been recorded within interest expense in the consolidated statement of operations for the year ended December 31, 2009.

13.125% Senior Subordinated Notes due 2014

On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes due 2014 (the “13.125% Senior Subordinated Notes”) at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its 9% Senior Subordinated Notes due 2012 and to pay certain related costs and expenses.  The $150.0 million Senior Subordinated Notes will mature on July 15, 2014 and bear interest at the rate of 13.125% per annum.  Interest will be paid semi-annually on January 15 and July 15 of each year.

Prior to January 15, 2012, Ply Gem Industries may redeem up to 40% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 113.125% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any, provided that at least 60% of the original aggregate principal amount of the 13.125% Senior Subordinated Notes remains outstanding after the redemption.  On or after January 15, 2012, and prior to January 15, 2013, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 103% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any.  On or after January 15, 2013, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any, to the redemption date.

The 13.125% Senior Subordinated Notes are unsecured and subordinated in right of payment to all existing and future debt of the Company, including the ABL Facility and the Senior Secured Notes.  The 13.125% Senior Subordinated Notes are unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (other than certain unrestricted subsidiaries) on a senior subordinated basis.  The guarantees are general unsecured obligations and are subordinated in right of payment to all existing senior debt of the guarantors, including their guarantees of the Senior Secured Notes and the ABL Facility.

The indenture governing the 13.125% Senior Subordinated Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchases or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets.

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

As a result of the debt amendment that occurred on May 23, 2008 and the issuance of Senior Secured Notes on June 9, 2008, the Company evaluated its financing costs and expensed approximately $27.6 million of fees for the year ended December 31, 2008 which has been recorded within interest expense on the consolidated statement of operations.  The $27.6 million was comprised of approximately $14.0 million of non-cash deferred financing costs associated with the previous term debt, approximately $6.8 million for a prepayment premium, and approximately $6.8 million of bank amendment fees that were subsequently retired.  The Company deferred costs of approximately $26.6 million in conjunction with this transaction which have been recorded within other long-term assets in the consolidated balance sheet.

The following table summarizes the Company’s long-term debt maturities due in each fiscal year after December 31, 2009:

(Amounts in thousands)
2010	$-
2011	-
2012	360,105
2013	740,292
2014	-
Thereafter	-
$1,100,397

As a result of the January and February 2010 debt transactions, the Company will have no principal payments due until the Company’s 2013 fiscal year, the ABL Facility will mature in 2013, and the Company's long term debt maturities have been reduced by approximately $210.0 million reflecting the $141.2 million redemption of the 9% Senior Subordinated Notes, the $218.8 million capital contribution of 9% Senior Subordinated Notes and the new $150.0 million 13.125% Senior Subordinated Notes.

7.      DEFINED BENEFIT PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).  The plans are combined in the following discussion.  Prior to 2008, the Company used a September 30th measurement date for both plans. The Company changed the measurement date for both plans to December 31 effective with December 31, 2008.

The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the combined plans in the accompanying consolidated balance sheets at December 31, 2009 and 2008:

	December 31,	December 31,
(Amounts in thousands)	2009	2008

Change in projected benefit obligation
Benefit obligation at beginning of year	$32,245	$33,910
Service cost	177	193
Interest cost	2,000	2,003
Adjustment due to change in measurement date	-	548
Actuarial loss (gain)	2,377	(1,222)
Benefits and expenses paid	(1,953)	(3,187)
Projected benefit obligation at end of year	$34,846	$32,245

Change in plan assets
Fair value of plan assets at beginning of year	$19,691	$29,488
Actual return on plan assets	5,253	(8,470)
Employer and participant contributions	1,403	1,310
Adjustment due to change in measurement date	-	550
Benefits and expenses paid	(1,953)	(3,187)
Fair value of plan assets at end of year	$24,394	$19,691

Funded status and financial position:
Fair value of plan assets	$24,394	$19,691
Benefit obligation at end of year	34,846	32,245
Funded status	$(10,452)	$(12,554)

Amount recognized in the balance sheet consist of:
Current liability	$(1,650)	$(1,810)
Noncurrent liability	(8,802)	(10,744)
Liability recognized in the balance sheet	$(10,452)	$(12,554)

The accumulated benefit obligation for the combined plans was approximately $34.8 million, and $32.2 million as of December 31, 2009 and December 31, 2008, respectively.

Accumulated Other Comprehensive Income

Amounts recognized in accumulated other comprehensive income at December 31, 2009 and December 31, 2008 consisted of the following:

(Amounts in thousands)	December 31, 2009	December 31, 2008
Initial net asset (obligation)	$-	$-
Prior service credit (cost)	-	-
Net loss	6,328	8,244
Accumulated other comprehensive loss	$6,328	$8,244

                 These amounts do not include any amounts recognized in accumulated other comprehensive income related to the nonqualified Supplemental Executive Retirement Plan.

Actuarial Assumptions

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

	For the year ended December 31,
	2009	2008	2007

Discount rate for projected
benefit obligation	5.95%	6.35%	6.00%
Discount rate for pension costs	6.35%	6.00%	5.75%
Expected long-term average
return on plan assets	7.50%	7.50%	7.75%

Net Periodic Benefit Costs

The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

	For the year ended December 31,
(Amounts in thousands)	2009	2008	2007

Service cost	$177	$193	$314
Interest cost	2,000	2,003	1,947
Expected return on plan assets	(1,462)	(2,200)	(2,025)
Amortization of net (gain) or loss	502	-	-
Net periodic benefit expense (income)	$1,217	$(4)	$236

Pension Assets

The weighted-average asset allocations at December 31, 2009 by asset category are as follows:
			Weighted Average
	Target	Actual allocation as of	Expected Long-Term
	Allocation	December 31, 2009	Rate of Return (1)
Asset Category
U.S. Large Cap Funds	30.0%	28.0%	2.4%
U.S. Mid Cap Funds	7.0%	9.0%	0.6%
U.S. Small Cap Funds	6.0%	8.0%	0.6%
International Equity	11.0%	11.0%	1.0%
Fixed income	42.0%	38.0%	2.1%
Other investments	4.0%	6.0%	0.3%
	100.0%	100.0%	7.0%

(1) The weighted average expected long-term rate of return by asset category is based on the Company's target allocation.

The Company has established formal investment policies for the assets associated with the Company’s pension plans. Policy objectives include maximizing long-term return at acceptable risk levels, diversifying among asset classes, if appropriate, and among investment managers, as well as establishing relevant risk parameters within each asset class. Investment policies reflect the unique circumstances of the respective plans and include requirements designed to mitigate risk including quality and diversification standards. Asset allocation targets are based on periodic asset reviews and/or risk budgeting study results which help determine the appropriate investment strategies for acceptable risk levels. The investment policies permit variances from the targets within certain parameters.

Factors such as asset class allocations, long-term rates of return (actual and expected), and results of periodic asset liability modeling studies are considered when constructing the long-term rate of return assumption for the Company’s pension plans. While historical rates of return play an important role in the analysis, the Company also considers data points from other external sources if there is a reasonable justification to do so.

The plan assets are invested to maximize returns without undue exposure to risk.  Risk is controlled by maintaining a portfolio of assets that is diversified across a variety of asset classes, investment styles and investment managers.  The plan’s asset allocation policies are consistent with the established investment objectives and risk tolerances.  The asset allocation policies are developed by examining the historical relationships of risk and return among asset classes, and are designed to provide the highest probability of meeting or exceeding the return objectives at the lowest possible risk.  The weighted average expected long-term rate of return by asset category is based on the Company’s target allocation.

The following table summarizes the Company’s plan assets measured at fair value on a recurring basis (at least annually) as of December 31, 2009:

(Amounts in thousands)	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2009	Assets (Level 1)	(Level 2)	(Level 3)
Equity Securities (1)
U.S. Large Cap Funds	$6,848	$-	$6,848	$-
U.S. Mid Cap Funds	2,047	-	2,047	-
U.S. Small Cap Funds	2,003	-	2,003	-
International Funds	2,615	-	2,615	-
Fixed Income
Domestic Bond Funds (2)	9,354	-	9,354	-
Other Investments
Commodity Funds (3)	1,471	-	1,471	-
Cash & Equivalents	56	-	56	-
	$24,394	$-	$24,394	$-

1)	Equity securities are comprised of mutual funds valued at net asset value per share multiplied by number of shares at measurement date.
2)	Domestic bonds are comprised of mutual funds valued at net asset value per share multiplied by number of shares at measurement date.
3)	Commodity funds are comprised of two mutual funds which are small market energy funds which were categorized by investment advisory firm.

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

Benefit Plan Contributions

The Company made cash contributions to the combined plans of approximately $1.4 million and $1.3 million for the years ended December 31, 2009 and 2008, respectively.  During fiscal year 2010, the Company expects to make cash contributions to the combined plans of approximately $1.3 million.

Benefit Plan Payments

The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the combined plans. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company.

Fiscal Year	Expected Benefit Payments
(Amounts in thousands)

2010	$1,650
2011	1,810
2012	1,900
2013	1,960
2014	2,110
2015-2019	11,840

Other Retirement Plans

The Company also has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees.  The projected benefit obligation relating to this unfunded plan totaled approximately $312,000 and $299,000 at December 31, 2009 and 2008, respectively.  The Company has recorded this obligation in other long term liabilities in the consolidated balance sheets as of December 31, 2009 and 2008.  Pension expense for the plan was approximately $18,000 for both years ended December 31, 2009 and 2008.

8.      DEFINED CONTRIBUTION PLANS

The Company has defined contribution 401(k) plans covering substantially all employees.  The Company has historically provided a matching contribution that can vary by subsidiary.  The level varies between 25% of the first 6% of employee contributions to 100% of the first 6% of employee contributions.  The majority of the subsidiaries have a match of 50% of the first 6% contributions.  Each matching contribution formula is approved on an annual basis.  The Company also has the option of making discretionary contributions. Effective April 1, 2008, the Company suspended matching contributions for all subsidiaries until financial conditions improve sufficiently to allow reinstatement. The Company’s contributions were approximately $1.5 million for the year ended December 31, 2008, and $4.3 million for the year ended December 31, 2007.   The Company did not make any contributions for the year ended December 31, 2009.

9.      COMMITMENTS AND CONTINGENCIES

Operating leases

At December 31, 2009, the Company is obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations.  Future minimum rental obligations total approximately $151.3 million at December 31, 2009.  The obligations are payable as follows:

(Amounts in thousands)
2010	$26,168
2011	19,723
2012	16,115
2013	13,744
2014	12,837
Thereafter	62,671

Total rental expense for all operating leases amounted to approximately $26.1 million for the year ended December 31, 2009, $30.3 million for the year ended December 31, 2008, and $23.7 million for the year ended December 31, 2007.

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $7.4 million and $7.8 million at December 31, 2009 and December 31, 2008, respectively.  As of December 31, 2009 and December 31, 2008, the Company has recorded liabilities in relation to these indemnifications of approximately $2.8 million and $2.7 million, respectively, in current liabilities and $4.6 million and $5.1 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	2009	2008
Product claim liabilities	$3,505	$3,718
Multiemployer pension plan withdrawal liability	3,292	3,492
Other	599	584
	$7,396	$7,794

The product claim liabilities of approximately $3.5 million and $3.7 million at December 31, 2009 and December 31, 2008, respectively, consisting of approximately $2.3 million and $2.3 million, respectively, recorded in current liabilities and approximately $1.2 million and $1.4 million, respectively, recorded in long term liabilities, represents the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products.  The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage.  Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries.  The Company and the former subsidiary continue to vigorously defend the remaining suits.  Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products.  The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers.

The multiemployer pension liability of approximately $3.3 million and $3.5 million recorded in long term liabilities at December 31, 2009 and December 31, 2008, respectively, relate to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. (“Studley”) was sold.  In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the “Pension Fund”), and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund.  Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund.  The multiemployer pension liability represents the present value of the quarterly payment stream using a 6% discount rate as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

Included in the indemnified items are accrued liabilities as of December 31, 2009 and 2008, of approximately $0.4 million and $0.4 million, respectively, in accrued expenses to cover the estimated costs of known litigation claims, including the estimated cost of legal services incurred, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of December 31, 2009 and 2008, warranty liabilities of approximately $10.4 million and $12.1 million, respectively, have been recorded in current liabilities and approximately $33.0 million and $33.6 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the year ended December 31,
(Amounts in thousands)	2009	2008	2007

Balance, beginning of period	$45,653	$49,899	$36,947
Warranty expense provided during period	12,783	13,232	15,429
Settlements made during period	(15,038)	(18,122)	(15,489)
Liability assumed with acquisitions	-	644	13,012
Balance, end of period	$43,398	$45,653	$49,899

Other contingencies

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

10.   ACCRUED EXPENSES AND TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes, net, consist of the following at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
(Amounts in thousands)

Insurance	$5,210	$5,169
Employee compensation and benefits	3,259	6,705
Sales and marketing	18,585	18,023
Product warranty	10,408	12,069
Short-term product claim liability	2,320	2,321
Accrued freight	466	748
Interest	16,844	17,238
Accrued severance	-	471
Accrued pension	1,650	1,810
Accrued deferred compensation	2,081	1,886
Accrued taxes	1,993	1,188
Other	9,607	8,676
	$72,423	$76,304

Other long-term liabilities consist of the following at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
(Amounts in thousands)

Insurance	$2,714	$3,697
Pension liabilities	8,802	10,744
Multiemployer pension withdrawal liability	3,292	3,492
Product warranty	32,990	33,584
Long-term product claim liability	1,185	1,397
Long-term deferred compensation	1,821	3,416
Liabilities for tax uncertainties	9,735	7,806
Other	5,112	4,097
	$65,651	$68,233

11.   RESTRUCTURING

In September 2008, the Company commenced its plan to move certain metal production from its Valencia, Pennsylvania facility to its Sidney, Ohio facility.  The Valencia facility remains open on a reduced production schedule, primarily performing contract coating for third parties.  Total costs to move this production were approximately $2.0 million consisting of termination benefits and other restructuring costs of approximately $0.7 million and $1.3 million, respectively.

In November 2008, the Company announced the closure of its Hammonton, New Jersey and Phoenix, Arizona window and door manufacturing facilities.  During December 2008, production began to shift to other locations and production ceased at Hammonton and Phoenix during 2009.  By shifting production to other facilities within the Company, the closures reduced costs and increased operating efficiencies.  Total costs are expected to be approximately $5.4 million, including approximately $1.0 million for personnel-related costs and approximately $4.4 million in other facilities-related costs, which include approximately $4.0 million in lease costs.

On April 2, 2009, the Company announced that it would consolidate production across several of its manufacturing facilities improving the Company’s overall operating efficiency.  The Company’s plans included shifting the majority of the production from its Kearney, Missouri facility to its other three vinyl siding manufacturing facilities.  The Company continues to operate the Kearney, Missouri facility on a limited basis until the housing market recovers.  The Company also closed its Tupelo, Mississippi window and door manufacturing facility.  In addition, the Company consolidated certain of the vinyl lineal production to its Rocky Mount, Virginia facility and realigned production of its west coast window and door facilities at Sacramento, California and Auburn, Washington to better serve customers and improve overall operating efficiency. In connection with the April 2, 2009 announcement, the Company expects to incur pre-tax exit and restructuring costs, all of which will be cash charges, of approximately $2.0 million, including approximately $0.9 million for personnel-related costs, approximately $0.1 million for contract termination costs, and approximately $1.0 million in other facilities-related costs.

The following table summarizes the Company’s restructuring activity for the year ended December 31, 2009:

(Amounts in thousands)	Accrued as of	Adjustments	Cash payments	Expensed	Accrued as of
	December 31, 2008	during 2009	during 2009	during 2009	December 31, 2009
Valencia, PA
Severance costs	$243	$-	$(346)	$103	$-
Equipment removal and other	-	-	(898)	898	-
	$243	$-	$(1,244)	$1,001	$-

Hammonton, NJ
Severance costs	$217	$(36)	$(872)	$691	$-
Other termination benefits	-	136	(136)	-	-
Contract terminations	-	312	(902)	2,463	1,873
Equipment removal and other	-	-	(191)	191	-
	$217	$412	$(2,101)	$3,345	$1,873

Phoenix, AZ
Severance costs	$11	$-	$(44)	$33	$-
Other termination benefits	-	16	(16)	-	-
Contract terminations	-	-	(674)	1,440	766
Equipment removal and other	-	-	(184)	184	-
	$11	$16	$(918)	$1,657	$766

Kearney, MO
Severance costs	$-	$-	$(650)	$650	$-
Equipment removal and other	-	-	(794)	794	-
	$-	$-	$(1,444)	$1,444	$-

Tupelo, MS
Severance costs	$-	$-	$(145)	$145	$-
Contract terminations	-	-	(31)	140	109
Equipment removal and other	-	-	(43)	43	-
	$-	$-	$(219)	$328	$109

Auburn, WA
Severance costs	$-	$-	$(90)	$90	$-
Equipment removal and other	-	-	(18)	18	-
	$-	$-	$(108)	$108	$-

                 For the year ended December 31, 2009, the Company incurred costs of approximately $7.9 million.  Approximately $2.5 million was recorded in selling, general and administrative expenses in the Siding, Fencing and Stone segment and approximately $5.4 million was recorded primarily in selling, general and administrative expenses in the Windows and Doors segment.

12.   INCOME TAXES

The following is a summary of the components of earnings (loss) before provision (benefit) for income taxes:

	For the Year Ended December 31,
	2009	2008	2007
(Amounts in thousands)
Domestic	$(101,378)	$(548,749)	$(7,897)
Foreign	6,660	(19,677)	16,513
	$(94,718)	$(568,426)	$8,616

The following is a summary of the provision (benefit) for income taxes included in the accompanying consolidated statement of operations:

	For the Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Federal:
Current	$(5,176)	$(628)	$142
Deferred	(17,825)	(62,281)	(2,707)
	(23,001)	(62,909)	(2,565)
State:
Current	$1,827	$298	$1,476
Deferred	1,149	(3,765)	(895)
	2,976	(3,467)	581
Foreign:
Current	$1,433	$3,976	$4,011
Deferred	626	(7,551)	1,607
	2,059	(3,575)	5,618

Total	$(17,966)	$(69,951)	$3,634

The table that follows reconciles the federal statutory income tax rate to the effective tax rate of approximately 18.9% for the year ended December 31, 2009, 12.3% for the year ended December 31, 2008,  and 42.2% for the year ended December 31, 2007.

	For the Year Ended December 31,
(Amounts in thousands)	2009	2008	2007
Income tax provision (benefit)
at the federal statutory rate	$(33,151)	$(198,949)	$3,015

Net change from statutory rate:
Prior period federal adjustment	-	-	(563)
Valuation allowance	35,890	208	-
Federal impact of cancellation of debt income	(17,603)	-	-
State impact of cancellation of debt income	(1,187)	-	-
State income tax provision (benefit) net of federal income tax benefit, including the 2008 effect of Michigan change and goodwill impairment	(3,293)	(21,294)	542
Impairment of goodwill - federal	-	146,928	-
Taxes at non U.S. statutory rate	89	643	(161)
Additional provisions for uncertain tax provisions	1,114	1,703	269
Canadian rate differential	(361)	-	-
Other, net	536	810	532
	$(17,966)	$(69,951)	$3,634

The tax effect of temporary differences, which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

(Amounts in thousands)	December 31, 2009	December 31, 2008
Deferred tax assets:
Accounts receivable	$2,151	$2,125
Accrued rebates	-	900
Insurance reserves	2,882	2,982
Warranty reserves	11,929	12,517
Pension accrual	4,207	6,882
Deferred financing	-	2,797
Deferred compensation	272	70
Inventories	2,833	-
Plant closure/relocation	2,748	95
Original issue discount-cancellation of indebtedness	47,503	-
Capital loss carry-forwards and net operating loss carry-forwards	55,581	34,968
State net operating loss carry-forwards	8,471	5,725
Interest	4,559	-
Other assets, net	391	13,282
Valuation allowance	(37,050)	(1,067)
Total deferred tax assets	106,477	81,276
Deferred tax liabilities:
Property and equipment, net	(24,848)	(29,141)
Inventories	-	(4,402)
Intangible assets, net	(53,749)	(57,590)
Deferred financing	(11,138)	-
Cancellation of debt income	(10,089)	-
Other liabilities, net	(2,386)	(1,631)
Total deferred tax liabilities	(102,210)	(92,764)
Net deferred tax asset (liability)	$4,267	$(11,488)

Cancellation of indebtedness

Affiliates of the Company’s controlling stockholder purchased approximately $281.4 million of the Company’s 9% Senior Subordinated Notes during the year ended December 31, 2009.  The cumulative affiliate purchases were made at amounts below the $281.4 million face value of the 9% Senior Subordinated Notes.  The Company determined that approximately $121.5 million would be considered cancellation of indebtedness income (“CODI”) for tax purposes.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”).  Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of CODI arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010.  The CODI can be deferred for five years, if formally elected by the Company prior to September 2010, and then included in taxable income ratably over the next five years.

The Company determined that it was eligible to reduce CODI by certain tax attributes including net operating loss carryforwards for the year ended December 31, 2009.  The Company reduced certain tax attributes including NOLs and tax basis in certain assets in lieu of recognizing approximately $121.5 million of CODI for income tax purposes during the year ended December 31, 2009.

Valuation allowance

As of December 31, 2009, a federal valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. The Company considered the impact of reversible taxable temporary differences with regard to realization of tax assets to determine the amount of valuation allowance for 2009.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  At December 31, 2008, the Company was in a net deferred tax liability position and had sufficient taxable income from reversing taxable temporary differences to realize the federal deferred tax assets.  The Company scheduled out the reversing temporary differences associated with their deferred tax assets and deferred tax liabilities to conclude that a full valuation allowance was not necessary at December 31, 2008.

During the year ended December 31, 2009, the Company's federal and state valuation allowance increased by approximately $29.7 million and $6.2 million, respectively.  The Company currently has book goodwill of approximately $13.4 million that is not amortized and results in a deferred tax liability of approximately $2.2 million at December 31, 2009.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

Other tax considerations

During 2009, the Company filed an amended federal income tax return for the year ended December 31, 2005 in order to adjust its net operating loss limitations.  The Company recorded the resulting income tax benefit as an income tax receivable of approximately $4.1 million as of December 31, 2009, which has been recorded in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2009.

The Worker, Homeownership, and Business Assistance Act of 2009 provided for a five year carryback of net operating losses for either 2008 or 2009 losses.  Additionally, the ninety percent limitation on the usage of alternative minimum tax net operating loss deductions was suspended during this extended carryback period.  The Company is eligible to receive a refund of the alternative minimum tax paid for tax years 2005 through 2007 totalling approximately $1.1 million, which has been recorded in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2009.

As of December 31, 2009, the Company has approximately $158.8 million of federal net operating loss carry-forwards which can be used to offset future taxable income.  These carry-forwards will expire between the years of 2017 and 2028 if not utilized.  The Company has approximately $8.5 million (net of federal benefit) of deferred tax assets related to state NOL carry-forwards which can be used to offset future state taxable income.  The Company has established a valuation allowance of approximately $7.3 million for these state NOL carry-forwards.  During 2007, Ply Gem had approximately $0.4 million of unused capital loss carry-forwards that expired.  The Company had established a valuation allowance for these carry-forwards. Further declines in the residential housing and remodeling markets could cause taxable income to decrease in future tax years and result in the need for additional valuation allowances on the federal and state level.  Future tax planning strategies implemented by the Company could reduce or eliminate this risk.

The Company has not provided United States income taxes or foreign withholding taxes on un-remitted foreign earnings in Canada. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.  As of December 31, 2009, accumulated foreign earnings in Canada were approximately $13.3 million.

Tax uncertainties

The Company records reserves for certain tax uncertainties based on the likelihood of an unfavorable outcome.  As of December 31, 2009, the reserve is approximately $9.7 million which includes interest of approximately $1.3 million.  Of this amount, approximately $15.5 million, if recognized, would have an impact on the Company’s effective tax rate.  As of December 31, 2008, the reserve was approximately $7.8 million which includes interest of approximately $1.5 million.

The Company has elected to treat interest and penalties on uncertain tax positions as income tax expense in its consolidated statement of operations.  Interest charges have been recorded in the contingency reserve account recorded within other long term liabilities in the consolidated balance sheet.  The Company’s federal income tax returns for the tax years ended December 31, 2006, 2007 and 2008 are currently under examination by the Internal Revenue Service as well as the 2005 amended net operating loss limitation.

The following is a rollforward of tax contingencies from January 1, 2008 through December 31, 2009.

Balance at January 1, 2008	$6,877
Additions based on tax positions related to current year	-
Additions for tax positions of prior years	1,800
Reductions for tax positions of prior years	-
Settlement or lapse of applicable statutes	(1,287)
Unrecognized tax benefits balance at December 31, 2008	7,390
Additions based on tax positions related to current year	10,324
Additions for tax positions of prior years	687
Reductions for tax positions of prior years	-
Settlement or lapse of applicable statutes	-
Unrecognized tax benefits balance at December 31, 2009	$18,401

During the next 12 months, it is reasonably possible the Company may reverse $6.4 million of the tax contingency reserves primarily related to additional federal and state taxes that have expiring statutes of limitations.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing method.  The assumptions used in the model are outlined in the following table:

	December 31, 2009	December 31, 2008	December 31, 2007
Weighted average fair value of options granted	$0.72	$0.77	$0.75
Weighted average assumptions used:
Expected volatility	30%	30%	30%
Expected term (in years)	5	5	5
Risk-free interest rate	2.30%	4.92%	4.59%
Expected dividend yield	0%	0%	0%

A summary of changes in stock options outstanding during the year ended December 31, 2009 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2009	314,694	$48.79	7.83
Granted	26,250	$80.00	9.96
Forfeited or expired	(6,900)	$44.20	-
Balance at December 31, 2009	334,044	$51.33	6.98

As of December 31, 2009, 105,094 options are 100% vested.  At December 31, 2009, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over the weighted average period of 1.80 years.

Other share based compensation

Upon completion of each of the Ply Gem acquisition, MW acquisition and Alenco acquisition, certain members of management made a cash contribution to Ply Gem Prime Holdings in exchange for shares of Ply Gem Prime Holdings’ common stock.  (As previously described, investments in connection with the Ply Gem acquisition and the MW acquisition were in Ply Gem Investment Holdings common stock, which stock was later converted into Ply Gem Prime Holdings common stock in connection with the Alenco acquisition.)  Management’s shares of common stock are governed by the Ply Gem Prime Holdings Stockholders’ Agreement which gives the management participants put rights in certain circumstances to put the stock back to Ply Gem Prime Holdings at a price that is determined using defined formulas contained within the Stockholders’ Agreement.  The Stockholders’ Agreement contains two separate put right price formulas. The determination of which put right price formula will be applicable to each of the participant’s common stock shares is based upon the participants reaching certain vesting requirements which are described in the Stockholders’ Agreement.  The common shares generally vest at a rate of 20% per year of service, but may vest earlier if certain events occur.  Based on the above, the Company has accounted for these awards of common shares under the modified transition method.

On September 29, 2006 the Company amended the put right section of its Stockholders’ Agreement to require that Stockholders must have held vested shares for a minimum of six-months from the last day of the quarter during which such shares vested in order to receive the put right price formula for vested shares to ensure that stockholders are exposed to the risks and rewards of true equity ownership.  As a result, the Company modified its accounting treatment, and as of September 29, 2006, treated these as equity classified awards.  On September 29, 2006, the repurchase price under the put right formula was less than $0.  As such, no compensation cost will be recognized for these shares.

Common Stock Shares Owned by Management
Balance at January 1, 2009	642,895
Shares issued	-
Shares repurchased	-
Balance at December 31, 2009	642,895

Phantom stock

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

For the first three quarters of 2006, the phantom units were recognized by the Company as liability awards that had to be marked to market every quarter.  During September 2006, the Company converted all phantom common and preferred stock units into a cash account payable on a fixed schedule in years 2007 and beyond.  The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00.  From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans.  This portion of the account was paid to each party in a single lump-sum cash payment on January 31, 2007.  The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of senior preferred stock represented by such units.  This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment.  This portion of the account is payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control.  During the year ended December 31, 2009, the Company made cash phantom stock payments of approximately $1.8 million.  As of December 31, 2009 and 2008, the Company accrued on its consolidated balance sheet approximately $2.1 million and $1.9 million, respectively, in accrued expenses and taxes and approximately $1.8 million and $3.4 million, respectively in other long term liabilities for the phantom stock liability.

14.   SEGMENT INFORMATION

The Company defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  Operating segments meeting certain aggregation criteria may be combined into one reportable segment for disclosure purposes. Comparative information for prior years is presented to conform to our current organizational structure.

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

The income before income taxes of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses.  Unallocated income and expenses include items which are not directly attributed to or allocated to either of the Company’s reporting segments.  Such items include interest, legal costs, corporate payroll, and unallocated finance and accounting expenses. Unallocated corporate assets include cash and certain receivables.  Interest expense is presented net of interest income.

Following is a summary of the Company’s segment information:
	For the year ended December 31,
(Amounts in thousands)	2009	2008	2007

Net Sales
Siding, Fencing, and Stone	$577,390	$709,432	$828,124
Windows and Doors	373,984	465,587	535,422
	$951,374	$1,175,019	$1,363,546

Operating earnings (loss)
Siding, Fencing, and Stone	$77,756	$(75,431)	$73,560
Windows and Doors	(23,504)	(344,140)	36,134
Unallocated	(14,142)	(10,546)	(7,045)
	$40,110	$(430,117)	$102,649

Interest expense, net
Siding, Fencing, and Stone	$(169)	$(125)	$(110)
Windows and Doors	183	518	1,673
Unallocated	135,289	137,005	96,431
	$135,303	$137,398	$97,994
Depreciation and amortization
Siding, Fencing, and Stone	$29,341	$34,249	$33,858
Windows and Doors	26,740	27,389	20,168
Unallocated	190	127	41
	$56,271	$61,765	$54,067
Income tax expense (benefit)
Unallocated	$(17,966)	$(69,951)	$3,634

Capital expenditures
Siding, Fencing, and Stone	$3,562	$6,770	$11,260
Windows and Doors	4,222	9,491	8,757
Unallocated	23	308	-
	$7,807	$16,569	$20,017

Total assets
Siding, Fencing, and Stone	$604,753	$652,560
Windows and Doors	333,876	360,094
Unallocated	43,404	91,399
	$982,033	$1,104,053

                The operating loss for the Siding, Fencing, and Stone segment and the Windows and Doors segment includes goodwill impairments of approximately $122.2 million and approximately $327.8 million, respectively, in 2008.

Our Canadian subsidiary, which had sales of approximately $63.7 million for the year ended December 31, 2009, represents a majority of our sales to foreign customers.  Other subsidiaries’ sales outside the United States are less than 1% of our total sales.

15.   RELATED PARTY TRANSACTIONS

Under the General Advisory Agreement (the “General Advisory Agreement”) the Company entered into with an affiliate of CI Capital Partners LLC, formerly Caxton-Iseman Capital LLC (the “Caxton-Iseman Party”), the Caxton-Iseman Party provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  In consideration of these services, the Company agreed to pay the Caxton-Iseman Party (1) an annual fee equal to 2% of our earnings before interest, tax, depreciation and amortization, (“EBITDA”), as defined in such agreement, (2) a transaction fee, payable upon the completion by the Company of any acquisition, of 2% of the sale price, (3) a transaction fee, payable upon the completion by the Company of any divestitures, of 1% of the sale price, and (4) a transaction fee, payable upon the completion of the sale of the Company, of 1% of the sale price.  EBITDA in the General Advisory Agreement is based on the Company’s net income (loss) plus extraordinary losses and/or any net capital losses realized, provision for income taxes, interest expense (including amortization or write-off of debt discount and debt issuance costs and commissions, and other items), depreciation and amortization, dividends paid or accrued on preferred stock, certain management fees paid to the Caxton-Iseman Party, charges related to certain phantom units, and a number of other items.  The annual fee payable in any year may not exceed the amounts permitted under the senior credit facilities or the indenture governing the Senior Secured Notes, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the senior credit facilities or the indenture governing the Senior Secured Notes.

Under the Debt Financing Advisory Agreement (the “Debt Financing Advisory Agreement”) the Company entered into with the Caxton-Iseman Party, the Company paid the Caxton-Iseman Party a debt financing arrangement and advisory fee, equal to 2.375% of the aggregate amount of the debt financing incurred in connection with the Ply Gem Acquisition ($11.4 million), in the first quarter of 2004.  Pursuant to the General Advisory Agreement, the Company paid the Caxton-Iseman Party a transaction fee of approximately $0.7 million in connection with the Pacific Windows Corporation acquisition in September 2007, and approximately $0.1 million in connection with the USV acquisition in October 2008 (in each case, the fee, as described above, was 2% of the purchase price paid in the respective acquisition).  Under the “General Advisory Agreement” the Company paid and expensed as a component of selling, general, and administrative expenses, a management fee of approximately $2.5 million, $1.7 million, and $3.5 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

The initial term of the General Advisory Agreement is 10 years, and is automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or the Caxton-Iseman Party provide notice of termination.  In addition, the General Advisory Agreement may be terminated by the Caxton-Iseman Party at any time, upon the occurrence of specified change of control transactions or upon an initial public offering of the Company’s shares or shares of any of the Company's parent companies.  If the General Advisory Agreement is terminated for any reason prior to the end of the initial term, Ply Gem Industries will pay to the Caxton-Iseman Party an amount equal to the present value of the annual advisory fees that would have been payable through the end of the initial term, based on the Company’s cost of funds to borrow amounts under the Company's senior credit facilities.

On May 23, 2008, in connection with an amendment to the Company's prior credit facilities and as a condition to such amendment, affiliates of CI Capital Partners LLC made (i) an $18 million cash investment in Ply Gem Prime Holdings and received 14,518 shares of Ply Gem Prime Holdings’ common stock and 210,482 shares of Ply Gem Prime Holdings’ Class A common stock and (ii) a $12 million cash investment in Ply Gem Investment Holdings, and received 12,000 shares of senior preferred stock. Ply Gem Prime Holdings and Ply Gem Investment Holdings then made an aggregate $30 million capital contribution to Ply Gem Holdings, which in turn contributed such amount to the capital of Ply Gem Industries.

During February 2010, certain affiliates of the Company’s controlling stockholder contributed approximately $218.8 million aggregate principal amount of 9% Senior Subordinated Notes to Ply Gem Industries in exchange for equity.  During the year ended December 31, 2009, the Company paid these affiliates approximately $15.5 million of interest for the 9% Senior Subordinated Notes owned by these related parties.

16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations.

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	October 3,	July 4,	April 4,
(Amounts in thousands)	2009	2009	2009	2009

Net sales	$214,578	$293,469	$260,576	$182,751

Gross profit	48,350	77,378	62,745	13,060

Net income (loss)	(17,620)	4,385	(7,979)	(55,538)

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	September 27,	June 28,	March 29,
(Amounts in thousands)	2008	2008	2008	2008

Net sales	$234,541	$342,825	$341,280	$256,373

Gross profit	30,687	65,388	68,354	30,492

Net loss	(266,308)	(190,832)	(19,493)	(21,842)

The net loss for the quarter ended September 27, 2008 includes a goodwill impairment of $200.0 million and the net loss for the quarter ended December 31, 2008 includes a goodwill impairment of an additional $250.0 million.

17.   GUARANTOR/NON-GUARANTOR

The Senior Secured Notes and 9% Senior Subordinated Notes were both issued by our direct subsidiary, Ply Gem Industries, and the Senior Secured Notes are, and prior to their redemption in February 2010 the 9% Senior Subordinated Notes were, fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ wholly owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of December 31, 2009 and December 31, 2008, and for the years ended December 31, 2009, 2008, and 2007.  The non-guarantor information presented represents our Canadian subsidiary, CWD.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$887,662	$63,712	$-	$951,374
Costs and expenses:
Cost of products sold	-	-	706,670	43,171	-	749,841
Selling, general and
administrative expenses	-	14,121	115,974	11,677	-	141,772
Intercompany administrative
charges	-	-	13,138	1,016	(14,154)	-
Amortization of intangible assets	-	21	19,630	-	-	19,651
Total costs and expenses	-	14,142	855,412	55,864	(14,154)	911,264
Operating earnings (loss)	-	(14,142)	32,250	7,848	14,154	40,110
Foreign currency gain	-	-	-	475	-	475
Intercompany interest	-	121,035	(119,369)	(1,666)	-	-
Interest expense	-	(135,328)	(186)	-	-	(135,514)
Interest income		39	169	3		211
Intercompany administrative income	-	14,154	-	-	(14,154)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(14,242)	(87,136)	6,660	-	(94,718)
Equity in subsidiaries' income (loss)	(76,752)	(65,211)	-	-	141,963	-
Income (loss) before provision
(benefit) for income taxes	(76,752)	(79,453)	(87,136)	6,660	141,963	(94,718)
Provision (benefit) for income taxes	-	(2,701)	(17,324)	2,059	-	(17,966)
Net income (loss)	$(76,752)	$(76,752)	$(69,812)	$4,601	$141,963	$(76,752)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	4,709	-	4,709
Minimum pension liability for actuarial gain	-	853	305	-	-	1,158
Total comprehensive income (loss)	$(76,752)	$(75,899)	$(69,507)	$9,310	$141,963	$(70,885)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$1,092,830	$82,189	$-	$1,175,019
Costs and expenses:
Cost of products sold	-	-	925,876	54,222	-	980,098
Selling, general and
administrative expenses	-	10,546	131,265	13,577	-	155,388
Intercompany administrative
charges	-	-	10,937	-	(10,937)	-
Amortization of intangible assets	-	-	19,650	-	-	19,650
Goodwill impairment	-	-	418,549	31,451	-	450,000
Total costs and expenses	-	10,546	1,506,277	99,250	(10,937)	1,605,136
Operating loss	-	(10,546)	(413,447)	(17,061)	10,937	(430,117)
Foreign currency loss	-	-	-	(911)	-	(911)
Intercompany interest	-	128,864	(127,672)	(1,192)	-	-
Interest expense	-	(137,395)	-	(620)	-	(138,015)
Interest income		390	134	93		617
Intercompany administrative income	-	10,937	-	-	(10,937)	-
Loss before equity in
subsidiaries' loss	-	(7,750)	(540,985)	(19,691)	-	(568,426)
Equity in subsidiaries' loss	(498,475)	(491,679)	-	-	990,154	-
Loss before benefit for
income taxes	(498,475)	(499,429)	(540,985)	(19,691)	990,154	(568,426)
Benefit for income taxes	-	(954)	(65,423)	(3,574)	-	(69,951)
Net loss	$(498,475)	$(498,475)	$(475,562)	$(16,117)	$990,154	$(498,475)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(9,517)	-	(9,517)
Minimum pension liability for actuarial loss	-	(2,855)	(2,806)	-	-	(5,661)
Total comprehensive loss	$(498,475)	$(501,330)	$(478,368)	$(25,634)	$990,154	$(513,653)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
For the year ended December 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$1,275,571	$87,975	$-	$1,363,546
Costs and expenses:
Cost of products sold	-	-	1,024,632	58,521	-	1,083,153
Selling, general and
administrative expenses	-	7,045	134,344	14,574	-	155,963
Intercompany administrative
charges	-	-	12,762	-	(12,762)	-
Amortization of intangible assets	-	-	17,631	-	-	17,631
Intangible asset impairment	-	-	4,150	-	-	4,150
Total costs and expenses	-	7,045	1,193,519	73,095	(12,762)	1,260,897
Operating earnings (loss)	-	(7,045)	82,052	14,880	12,762	102,649
Foreign currency gain	-	-	-	3,961	-	3,961
Intercompany interest	-	91,418	(91,039)	(379)	-	-
Interest expense	-	(97,558)	(1)	(2,139)	-	(99,698)
Interest income		1,127	388	189		1,704
Intercompany administrative income	-	12,762	-	-	(12,762)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	704	(8,600)	16,512	-	8,616
Equity in subsidiaries' income (loss)	4,982	4,571	-	-	(9,553)	-
Income before provision (benefit)
for income taxes	4,982	5,275	(8,600)	16,512	(9,553)	8,616
Provision (benefit) for income taxes	-	293	(2,111)	5,452	-	3,634
Net income (loss)	$4,982	$4,982	$(6,489)	$11,060	$(9,553)	$4,982

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	5,658	-	5,658
Minimum pension liability for actuarial gain	-	73	888	-	-	961
Total comprehensive income (loss)	$4,982	$5,055	$(5,601)	$16,718	$(9,553)	$11,601

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$-	$7,341	$2,592	$7,130	$-	$17,063
Accounts receivable, net	-	-	86,657	7,771	-	94,428
Inventories:
Raw materials	-	-	35,151	4,636	-	39,787
Work in process	-	-	22,632	711	-	23,343
Finished goods	-	-	32,505	2,445	-	34,950
Total inventory	-	-	90,288	7,792	-	98,080
Prepaid expenses and other
current assets	-	512	15,793	3,143	-	19,448
Deferred income taxes	-	-	5,748	14	-	5,762
Total current assets	-	7,853	201,078	25,850	-	234,781
Investments in subsidiaries	(313,482)	(320,928)	-	-	634,410	-
Property and Equipment, at cost:
Land	-	-	3,565	167	-	3,732
Buildings and improvements	-	-	34,639	1,048	-	35,687
Machinery and equipment	-	1,272	253,233	6,814	-	261,319
	-	1,272	291,437	8,029	-	300,738
Less accumulated depreciation	-	(425)	(155,023)	(3,588)	-	(159,036)
Total property and equipment, net	-	847	136,414	4,441	-	141,702
Other Assets:
Intangible assets, net	-	-	174,064	-	-	174,064
Goodwill	-	-	382,472	10,366	-	392,838
Deferred income taxes	-	-	-	2,716	-	2,716
Intercompany note receivable	-	1,101,260	-	-	(1,101,260)	-
Other	-	34,704	1,228	-	-	35,932
Total other assets	-	1,135,964	557,764	13,082	(1,101,260)	605,550
	$(313,482)	$823,736	$895,256	$43,373	$(466,850)	$982,033

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$4,354	$45,352	$3,127	$-	$52,833
Accrued expenses and taxes	-	22,745	47,424	2,254	-	72,423
Total current liabilities	-	27,099	92,776	5,381	-	125,256
Deferred income taxes	-	-	4,211	-	-	4,211
Intercompany note payable	-	-	1,088,999	12,261	(1,101,260)	-
Other long term liabilities	-	9,722	54,990	939	-	65,651
Long-term debt due to related parties	-	281,376	-	-	-	281,376
Long-term debt	-	819,021	-	-	-	819,021
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,939	209,939	153,646	7,246	(370,831)	209,939
Retained earnings (accumulated deficit)	(523,745)	(523,745)	(499,366)	13,439	1,009,672	(523,745)
Accumulated other
comprehensive income	324	324	-	4,107	(4,431)	324
Total stockholder's equity (deficit)	(313,482)	(313,482)	(345,720)	24,792	634,410	(313,482)
	$(313,482)	$823,736	$895,256	$43,373	$(466,850)	$982,033

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

ASSETS
Current Assets:
Cash and cash equivalents	$-	$46,181	$4,490	$7,618	$-	$58,289
Accounts receivable, net	-	-	83,537	6,990	-	90,527
Inventories:
Raw materials	-	-	49,448	3,612	-	53,060
Work in process	-	-	27,137	948	-	28,085
Finished goods	-	-	40,133	2,134	-	42,267
Total inventory	-	-	116,718	6,694	-	123,412
Prepaid expenses and other
current assets	-	3,956	15,559	470	-	19,985
Deferred income taxes	-	-	13,924	2,943	-	16,867
Total current assets	-	50,137	234,228	24,715	-	309,080
Investments in subsidiaries	(242,628)	(289,731)	-	-	532,359	-
Property and Equipment, at cost:
Land	-	-	3,565	144	-	3,709
Buildings and improvements	-	-	34,378	828	-	35,206
Machinery and equipment	-	1,246	246,211	5,833	-	253,290
	-	1,246	284,154	6,805	-	292,205
Less accumulated depreciation	-	(257)	(119,426)	(2,511)	-	(122,194)
Total property and equipment, net	-	989	164,728	4,294	-	170,011
Other Assets:
Intangible assets, net	-	-	193,604	-	-	193,604
Goodwill	-	-	381,854	8,925	-	390,779
Intercompany note receivable	-	1,107,260	-	-	(1,107,260)	-
Other	-	40,273	306	-	-	40,579
Total other assets	-	1,147,533	575,764	8,925	(1,107,260)	624,962
	$(242,628)	$908,928	$974,720	$37,934	$(574,901)	$1,104,053

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$1,070	$55,304	$3,229	$-	$59,603
Accrued expenses and taxes	-	24,600	49,795	1,909	-	76,304
Total current liabilities	-	25,670	105,099	5,138	-	135,907
Deferred income taxes	-	-	28,355	-	-	28,355
Intercompany note payable	-	-	1,088,999	18,261	(1,107,260)	-
Other long term liabilities	-	11,700	55,623	910	-	68,233
Long-term debt	-	1,114,186	-	-	-	1,114,186
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,908	209,908	126,198	5,389	(341,495)	209,908
Retained earnings (accumulated deficit)	(446,993)	(446,993)	(429,554)	8,838	867,709	(446,993)
Accumulated other
comprehensive income (loss)	(5,543)	(5,543)	-	(602)	6,145	(5,543)
Total stockholder's equity (deficit)	(242,628)	(242,628)	(303,356)	13,625	532,359	(242,628)
	$(242,628)	$908,928	$974,720	$37,934	$(574,901)	$1,104,053

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Cash flows from operating
activities:
Net income (loss)	$(76,752)	$(76,752)	$(69,812)	$4,601	$141,963	$(76,752)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	169	55,398	704	-	56,271
Non-cash interest expense, net	-	8,911	-	-	-	8,911
Gain on foreign currency transactions	-	-	-	(475)	-	(475)
Loss (gain) on sale of assets	-	-	22	(17)	-	5
Deferred income taxes	-	-	(16,676)	626	-	(16,050)
Equity in subsidiaries' net income (loss)	76,752	65,211	-	-	(141,963)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(3,120)	298	-	(2,822)
Inventories	-	-	26,430	(30)	-	26,400
Prepaid expenses and other
current assets	-	3,441	(1,099)	(2,629)	-	(287)
Accounts payable	-	3,284	(10,482)	(622)	-	(7,820)
Accrued expenses and taxes	-	(3,437)	4,854	182	-	1,599
Cash payments on restructuring liabilities	-	-	(6,034)	-	-	(6,034)
Other	-	31	328	(187)	-	172
Net cash provided by (used in)
operating activities	-	858	(20,191)	2,451	-	(16,882)
Cash flows from investing
activities:
Capital expenditures	-	(23)	(7,572)	(212)	-	(7,807)
Proceeds from sale of assets	-	-	58	23	-	81
Other	-	-	(109)	-	-	(109)
Net cash used in
investing activities	-	(23)	(7,623)	(189)	-	(7,835)
Cash flows from financing
activities:
Proceeds from long-term debt	-	20,000	-	-	-	20,000
Net revolver payments	-	(35,000)	-	-	-	(35,000)
Proceeds from intercompany						-
investment	-	(22,147)	25,916	(3,769)	-	-
Debt issuance costs paid	-	(2,528)	-	-	-	(2,528)
Net cash provided by (used in)
financing activities	-	(39,675)	25,916	(3,769)	-	(17,528)
Impact of exchange rate movement
on cash	-	-	-	1,019	-	1,019
Net decrease in cash
and cash equivalents	-	(38,840)	(1,898)	(488)	-	(41,226)
Cash and cash equivalents at the
beginning of the period	-	46,181	4,490	7,618	-	58,289
Cash and cash equivalents at the end
of the period	$-	$7,341	$2,592	$7,130	$-	$17,063

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Cash flows from operating
activities:
Net income (loss)	$(498,475)	$(498,475)	$(475,562)	$(16,117)	$990,154	$(498,475)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization expense
expense	-	136	60,855	774	-	61,765
Fair value premium on purchased inventory	-	-	19	-	-	19
Non-cash interest expense, net	-	7,144	-	-	-	7,144
Loss on foreign currency transactions	-	-	-	911	-	911
Goodwill impairment	-	-	418,549	31,451	-	450,000
Loss on sale of assets	-	-	886	-	-	886
Write-off of debt financing costs	-	14,047	-	-	-	14,047
Deferred income taxes	-	-	(71,293)	(69)	-	(71,362)
Equity in subsidiaries' net income (loss)	498,475	491,679	-	-	(990,154)	-
Changes in operating assets and liabilities:
Accounts receivable, net	-	-	15,415	2,764	-	18,179
Inventories	-	-	3,046	260	-	3,306
Prepaid expenses and other
current assets	-	2,649	(1,771)	(204)	-	674
Accounts payable	-	724	(21,306)	(1,303)	-	(21,885)
Accrued expenses and taxes	-	1,732	(6,315)	(11,322)	-	(15,905)
Cash payments on restructuring liabilities	-	-	(7,547)	-	-	(7,547)
Other	-	24	18	(664)	-	(622)
Net cash provided by (used in)
operating activities	-	19,660	(85,006)	6,481	-	(58,865)
Cash flows from investing activities:
Capital expenditures	-	(704)	(14,765)	(1,100)	-	(16,569)
Proceeds from sale of assets	-	5,810	3,015	-	-	8,825
Acquisitions, net of cash acquired	-	-	(3,614)	-	-	(3,614)
Other	-	(129)	-	-	-	(129)
Net cash provided by (used in)
investing activities	-	4,977	(15,364)	(1,100)	-	(11,487)
Cash flows from financing activities:
Proceeds from long-term debt	-	693,504	-	-	-	693,504
Net revolver borrowings	-	60,000	-	-	-	60,000
Proceeds from intercompany						-
investment	-	(117,698)	99,437	18,261	-	-
Payments on long-term debt	-	(657,347)	-	(20,563)	-	(677,910)
Debt issuance costs paid	-	(26,578)	-	-	-	(26,578)
Equity contributions	-	30,310	-	-	-	30,310
Equity repurchases	-	(1,093)	-	-	-	(1,093)
Net cash provided by (used in)
financing activities	-	(18,902)	99,437	(2,302)	-	78,233
Impact of exchange rate movement
on cash	-	-	-	(1,645)	-	(1,645)
Net increase (decrease) in cash
and cash equivalents	-	5,735	(933)	1,434	-	6,236
Cash and cash equivalents at the
beginning of the period	-	40,446	5,423	6,184	-	52,053
Cash and cash equivalents at the end
of the period	$-	$46,181	$4,490	$7,618	$-	$58,289

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2007

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Cash flows from operating activities:
Net income (loss)	$4,982	$4,982	$(6,489)	$11,060	$(9,553)	$4,982
Adjustments to reconcile net
income (loss) to cash provided by
operating activities:
Depreciation and amortization
expense	-	41	53,312	714	-	54,067
Fair value premium on purchased inventory	-	-	1,289	-	-	1,289
Non-cash interest expense, net	-	6,941	-	-	-	6,941
Gain on foreign currency transactions	-	-	-	(3,961)	-	(3,961)
Intangible asset impairment	-	-	4,150	-	-	4,150
Loss on sale of assets	-	-	356	-	-	356
Deferred income taxes	-	-	(2,856)	1,568	-	(1,288)
Equity in subsidiaries' net income	(4,982)	(4,571)	-	-	9,553	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	33,665	(1,011)	-	32,654
Inventories	-	-	7,283	240	-	7,523
Prepaid expenses and other
current assets	-	4,553	2,446	128	-	7,127
Accounts payable	-	131	(17,055)	(150)	-	(17,074)
Accrued expenses and taxes	-	(1,844)	(23,764)	2,282	-	(23,326)
Cash payments on restructuring liabilities	-	-	(210)	-	-	(210)
Other	-	45	(199)	768	-	614
Net cash provided by
operating activities	-	10,278	51,928	11,638	-	73,844
Cash flows from investing
activities:
Capital expenditures	-	-	(18,973)	(1,044)	-	(20,017)
Proceeds from sale of assets	-	-	63	-	-	63
Acquisitions, net of cash acquired	-	(36,453)	-	-	-	(36,453)
Net cash used in investing
activities	-	(36,453)	(18,910)	(1,044)	-	(56,407)
Cash flows from financing
activities:
Net revolver borrowings	-	-	-	-	-	-
Proceeds from intercompany						-
investment	-	41,178	(36,832)	(4,346)	-	-
Payments on long-term debt	-	(6,373)	-	(4,250)	-	(10,623)
Debt issuance costs	-	(2,100)	-	-	-	(2,100)
Equity contributions	-	900	-	-	-	900
Equity repurchases	-	(3,245)	-	-	-	(3,245)
Net cash provided by (used in)
financing activities	-	30,360	(36,832)	(8,596)	-	(15,068)
Impact of exchange rate movement
on cash	-	-	-	863	-	863
Net increase (decrease) in cash
and cash equivalents	-	4,185	(3,814)	2,861	-	3,232
Cash and cash equivalents at the
beginning of the period	-	36,261	9,237	3,323	-	48,821
Cash and cash equivalents at the end
of the period	$-	$40,446	$5,423	$6,184	$-	$52,053

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A.  CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2009 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company (Ply Gem Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Remediation of Material Weakness
As of and for the period ended April 4, 2009, management concluded that our disclosure controls and procedures were not effective and that we had a material weakness in internal control over financial reporting.  The material weakness related to the accounting for income taxes.  Specifically, the requisite levels of skills and resources in accounting for income taxes was inadequate and the Company’s procedures for preparing, analyzing, reconciling, and reviewing its income tax provision and income tax balance sheet accounts did not provide effective internal control.  In order to remediate the material weakness, the Company hired additional personnel in November 2009 with sufficient knowledge and experience in tax to further supplement and strengthen the controls around the tax provision.  As a result of these actions, management has concluded that the Company has remediated the material weakness related to income taxes as of December 31, 2009.

Changes in Internal Control over Financial Reporting

The previous discussion under “Remediation of Material Weakness” includes a description of the material changes to the Company’s internal controls over financial reporting during the fourth quarter of 2009 that materially affected the Company’s internal controls over financial reporting.

Item 9B.  OTHER INFORMATION
None

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors of Ply Gem Prime Holdings, Inc., Ply Gem Investment Holdings, Inc., Ply Gem Holdings, and Ply Gem Industries are identical.

Name	Age	Position(s)
Frederick J. Iseman	57	Chairman of the Board and Director
Gary E. Robinette	61	President, Chief Executive Officer and Director
Shawn K. Poe	48	Vice President and Chief Financial Officer
John Wayne	48	President, Siding Group
Lynn Morstad	46	President, U.S. Windows Group
Keith Pigues	47	Senior Vice President, Chief Marketing Officer
Robert A. Ferris	67	Director
Steven M. Lefkowitz	45	Director
John D. Roach	66	Director
Michael Haley	59	Director
Edward M. Straw	71	Director (resigned effective January 25, 2010)
Timothy T. Hall	40	Director
Jeffrey T. Barber	57	Director (effective January 25, 2010)

Set forth below is a brief description of the business experience of each of the members of our Board of Directors and our executive officers.

Frederick J. Iseman – Chairman of the Board and Director
Since the Ply Gem Acquisition, Frederick Iseman has served as our chairman of the Board of Directors.  Mr. Iseman is currently Chairman and CEO of CI Capital Partners LLC (formerly Caxton-Iseman Capital LLC), a private equity firm which was founded by Mr. Iseman in 1993.  Prior to establishing CI Capital Partners, Mr. Iseman founded Hambro-Iseman Capital Partners, a merchant banking firm.  From 1988 to 1990, Mr. Iseman was a member of the Hambro International Venture Fund.  Mr. Iseman is a former Chairman of the Board of Anteon International.
Mr. Iseman’s experience in the private equity field provides the Company with valuable insight regarding acquisitions, debt financings, equity financings, and public market sentiment.  In addition, Mr. Iseman’s experience with growing portfolio companies similar to the Company provides benchmarking and other industry tools pertinent to the Company.  Mr. Iseman’s background and experiences qualify him to serve as Chairman of the Board.

Gary E. Robinette – President, Chief Executive Officer and Director
Gary E. Robinette was appointed President and Chief Executive Officer of the Company in October 2006 at which time he was also elected to the Company’s Board of Directors.  Prior to joining Ply Gem, Mr. Robinette served as Executive Vice President and COO at Stock Building Supply, formerly a Wolseley company, since September 1998, and was also a member of the Wolseley North American Management Board.  Mr. Robinette held the position of President of Erb Lumber Inc., a Wolseley company, from 1993-1998 and served as Chief Financial Officer and Vice President of Carolina Holdings which was the predecessor company of Stock Building Supply.  Mr. Robinette received a BS in accounting from Tiffin University, where he is a member of the Board of Trustees, and a MBA from Xavier University, where he is a member of the President’s Advisory Board.  He is also a member of Harvard University’s Joint Center for Housing Studies.
Mr. Robinette’s 30 years of experience with building products and distribution companies provides the Board with relevant industry knowledge and expertise pertinent to the environment currently experienced by the Company.  Throughout Mr. Robinette’s tenure with various building product companies, he has experienced the housing industry’s thriving growth, as well as a number of recessionary declines in the market.  These experiences provide the Board with valuable insight regarding strategic decisions and the future direction and vision of the Company.

Shawn K. Poe – Vice President and Chief Financial Officer
Since the Ply Gem Acquisition, Mr. Poe has served as our Vice President and Chief Financial Officer.  Mr. Poe was appointed Vice President of Finance of our siding and accessories subsidiaries in March 2000.  Prior to joining the Company, Mr. Poe held the position of Corporate Controller and various other accounting positions at Nordyne, Inc., joining the Company in 1990.  In addition, Mr. Poe held various accounting positions with Federal Mogul Corporation from 1984 to 1990.  Mr. Poe graduated from Southeast Missouri State University in 1984 with a BS in Accounting.  Mr. Poe graduated from Fontbonne College in 1994 with a MBA.

John Wayne – President, Siding Group
Mr. Wayne was appointed President of our siding and accessories subsidiaries in January 2002.  Mr. Wayne joined our company in 1998, and prior to his appointment to President had been Vice President of Sales and Marketing for our Variform and Napco siding and accessories subsidiaries.  Prior to joining us, Mr. Wayne worked for Armstrong World Industries, Inc. from 1985 to 1998, holding a variety of sales management positions, including Vice President of Sales.  Mr. Wayne graduated from the University of Wisconsin in 1984 with a BA in Finance and Marketing.  Mr. Wayne served as the Chairman of the Vinyl Siding Institute (“VSI”), the Chairman of the VSI Code and Regulatory Committee, and Chairman of the VSI Board of Directors through December 2007 when his term ended.

Lynn Morstad - President, U.S. Windows Group
Mr. Morstad was appointed President of our U.S. Windows Group in October 2007 after having served as President of our US Window Group since November 2006.  Prior to that, Mr. Morstad served as President, Chief Operating Officer and Chief Financial Officer respectively of MW Manufacturers Inc., a Ply Gem subsidiary he joined in 2000.  From March 1998 to May 2000, Mr. Morstad was employed by the Dr. Pepper/Seven Up division of Cadbury Schweppes as Vice President and Corporate Controller. In addition, Mr. Morstad served in senior financial positions with various divisions of the Newell Company for more than eight years.  Mr. Morstad is a graduate of the University of Iowa and is a Certified Public Accountant.

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

Robert A. Ferris – Director
Since the Ply Gem Acquisition, Robert A. Ferris has served as a director. Mr. Ferris retired as Managing Director of CI Capital Partners LLC (formerly Caxton-Iseman Capital LLC) in December 2007, and was employed by CI Capital Partners since March 1998.  From 1981 to February 1998, Mr. Ferris was a General Partner of Sequoia Associates (a private investment firm headquartered in Menlo Park, California).  Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a New York Stock Exchange-listed company.  Mr. Ferris is a former director of Anteon International Corporation.  Effective January 1, 2008, Mr. Ferris assumed the position of President of Celtic Capital LLC, the investment manager of the entities that primarily hold the assets and investments of the Ferris Family.
Mr. Ferris’s prior tenure with CI Capital Partners as well as public company experience as a director of Antheon provides the Board with extensive knowledge of the debt and equity markets and the effect that pending strategic decisions will have on these public markets.  Mr. Ferris provides advice regarding the impact of certain strategic decisions on the industry.

Steven M. Lefkowitz – Director
Since the Ply Gem Acquisition, Steven M. Lefkowitz has served as a director.  Mr. Lefkowitz is President of CI Capital Partners LLC (formerly Caxton-Iseman Capital LLC) and has been employed by CI Capital Partners since 1993.  From 1988 to 1993, Mr. Lefkowitz was employed by Mancuso & Company, a private investment firm, and served in several positions including as Vice President and as a Partner of Mancuso Equity Partners.  Mr. Lefkowitz is a former director of Anteon International Corporation.
Mr. Lefkowitz’s experience with private equity markets provides the Board integral knowledge with respect to acquisitions, debt financings, and equity financings.

John D. Roach - Director
Since the Ply Gem Acquisition, Mr. Roach has served as a director.  Mr. Roach is Chairman of the Board and Chief Executive Officer of Stonegate International, a private investment and advisory services company, and has been employed by Stonegate International since 2001.  Mr. Roach served as Chairman of the Board, President and Chief Executive Officer of Builders FirstSource, Inc. from 1998 to 2001, and as Chairman of the Board, President and Chief Executive Officer of Fibreboard Corporation from 1991 to 1997.  In addition, Mr. Roach currently serves as a director of URS Corporation, an engineering firm, a director of PMI Group, Inc., a provider of credit enhancement products and lender services, and a director of VeriSign, a leading provider of internet infrastructure services. Mr. Roach has previously served as a director of Kaiser Aluminum Corporation and its subsidiary, Kaiser Aluminum & Chemical Corporation, and as a director of Material Sciences Corp., a provider of materials-based solutions.
                Mr. Roach’s industry experience has provided valuable insight to the Board regarding strategic decisions.  Mr. Roach understands the Board’s impact in establishing corporate governance and evaluating strategic alternatives.  Mr. Roach’s vast experience with multiple Boards is valuable to the current Board when establishing the future direction of the Company

Michael Haley – Director
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
Mr. Haley’s industry experience and background with the Company provides the Board with relevant industry knowledge and expertise when evaluating certain strategic decisions.

Edward M. Straw – Director
In May 2006, the Board of Directors approved the addition of Mr. Straw as a member of the Board.  Mr. Straw retired from the Navy as a three-star admiral in 1996, and has since held senior executive positions in industry.  From March 2000 to February 2005, Mr. Straw was President of Global Operations for the Estee Lauder Companies, Inc.  Prior to Estee Lauder, Mr. Straw was President of Ryder Integrated Logistics, Inc. and Senior Vice President of Compaq Computer Corporation.  He is currently the Chairman of Odyssey Logistics and Technology and is a member of the boards of MeadWestvacto, Eddie Bauer and Panther Expedited Services.  In addition, he is a strategic advisor to IBM Federal Services.  Mr. Straw holds a MBA from George Washington University and a BS degree from the U.S. Naval Academy.  Effective January 25, 2010, Mr. Straw resigned as a member of the Board of Directors.
Mr. Straw’s professional experience in industry has provided the Board with keen insight into supply chain logistics.  As the economic environment has deteriorated over the past two years, these logistical skills have provided valuable support to the Board.

Timothy T. Hall – Director
In December 2006, the Board of Directors approved the addition of Mr. Hall as a member of the Board.  Mr. Hall is a Principal at CI Capital Partners LLC (formerly Caxton-Iseman Capital LLC) and has been employed by CI Capital Partners since 2001.  Prior to CI Capital Partners, Mr. Hall was a Vice President at FrontLine Capital and an Assistant Vice President at GE Equity.  Mr. Hall has a MBA from Columbia Business School and a BS degree from Lehigh University.
Mr. Hall’s experience with private equity markets provides the Board integral knowledge with respect to acquisitions, debt financings, and equity financings.

Jeffrey T. Barber - Director
In January 2010, the Board of Directors approved the addition of Mr. Barber as a member of the Board.  Mr. Barber is a certified public accountant who worked for PricewaterhouseCoopers LLP from 1977-2008 and served as managing partner of PricewaterhouseCoopers’ Raleigh, North Carolina office for 14 years.  Mr. Barber was appointed by the Governor of North Carolina to serve on the State Board of CPA Examiners, where he currently serves as Vice President of the Board.  Mr. Barber is currently a Managing Director with Fennebresque & Co., a Charlotte, North Carolina based investment banking firm.  In addition, Mr. Barber currently serves on the Board of Trustees of Blue Cross and Blue Shield of North Carolina, the Board of the North Carolina School of Science and Mathematics Foundation, as well as other civic organizations.  Mr. Barber has a BS degree in accounting from the University of Kentucky.
Mr. Barber’s audit experience with PricewaterhouseCoopers LLP for 30 years in which he worked on initial public offerings, Sarbanes-Oxley 404 attestations, business acquisitions, and debt financings will provide the Board with the financial background and experience to ensure the Company’s consolidated financial statements comply with financial reporting guidelines.  These experiences qualify Mr. Barber as a financial expert allowing him to contribute financial reporting considerations when evaluating certain strategic decisions.

Director Nominations

Affiliates of CI Capital Partners, LLC indirectly beneficially own a substantial majority of the equity in the Company.  As a result, the Company does not have a nominating committee and all of the Company board members are appointed by our principal equity holder.

Board Leadership Structure

Frederick J. Iseman serves as our Chairman and Gary E. Robinette serves as our President and CEO and also as a member of the Board of Directors.  The Board of Directors has determined that this is an effective leadership structure at the present time because Mr. Iseman brings experience regarding acquisitions, debt financings, equity financings and public market sentiment while the Board gets the benefit of Mr. Robinette’s intimate knowledge of the day-to-day operations of our business and his significant experience in the building products industry.  A substantial majority of the equity of the Company is controlled by affiliates of CI Capital Partners, LLC, including Frederick Iseman, and Messrs. Iseman, Ferris, Lefkowitz and Hall (affiliates of CI Capital Partners, LLC) serve as our directors.

Audit Committee
The Company has a separate standing audit committee.  The audit committee members are Mr. Barber and Mr. Hall.

Audit Committee Financial Expert
Our Board of Directors has determined Jeffrey Barber to be the “audit committee financial expert” as defined by the SEC regulations implementing Section 407 of the Sarbanes-Oxley Act of 2002.  Formerly, Timothy Hall served in this capacity.

Compensation Committee
The Company’s compensation committee is chaired by Mr. Hall, and consists of the entire board of directors.

Board of Directors Meetings
The Company’s Board of Directors met seven times during 2009.

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

Risk Oversight
The Board of Directors has an oversight role, as a whole and also at the committee level, in overseeing management of our risks. The Board of Directors regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. The Compensation Committee of the Board of Directors is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements and the Audit Committee of the Board of Directors oversees the management of financial risks. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

Item 11. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee Report

The Board of Directors has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Board of Directors has recommended to management that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

Members of the Compensation Committee:

Timothy T. Hall (Chair)
Frederick J. Iseman
Gary E. Robinette
Robert A. Ferris
Steven M. Lefkowitz
John D. Roach
Michael Haley
Edward M. Straw

Overview

This compensation discussion describes the material elements of compensation of the Company’s executive officers who served as named executive officers during our fiscal year ended December 31, 2009.  The individuals who served as the principal executive officer and principal financial officer during 2009, as well as the other individuals included in the Summary Compensation Table below, are referred to as the “named executive officers.”  This compensation discussion focuses primarily on compensation awarded to, earned by, or paid to the named executive officers in 2009, as reflected in the following tables and related footnotes and narratives, but also describes compensation actions taken before or after 2009 to the extent that it enhances an understanding of the executive compensation disclosure.

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

Compensation Program Objectives and Philosophy

General Philosophy

Our compensation philosophy is designed to provide a total compensation package to our executive officers that is competitive within the building materials industry and enables us to attract, retain, and motivate the appropriate talent for long-term success.  We believe that total compensation should be reflective of individual performance but should also vary with our performance in achieving financial and non-financial objectives, thus rewarding the attainment of these objectives.  We align compensation levels commensurate with responsibilities and experience of the respective executive officers.  We balance these compensation levels with our risk management policies to mitigate any conflicts of interest.  We also ensure a proper weighting of executive officers’ base salaries, incentive amounts, and equity awards to avoid risk taking incentives that could have a detrimental effect on the Company.

The components of total compensation for our executive officers are as follows:
•	Base Salary
In General.  We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary.  We provide this opportunity to attract and retain an appropriate caliber of talent for these positions and to provide a base wage that is not subject to the Company’s performance risk, as are other elements of our compensation, such as the annual cash incentive awards and equity interests described below.  Base salaries of our named executive officers are only one component of our executive officers’ compensation package and will not substitute for our incentive awards.

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
In General.  We provide the opportunity for our named executive officers to earn an annual cash incentive award based upon the Company’s performance as well as the individual’s performance.  We provide this opportunity to attract and retain an appropriate caliber of talent for these positions and to motivate executives to achieve the Company’s financial goals.  We believe that providing these annual incentives is consistent with our objective of providing compensation that varies with our performance in achieving financial and non-financial objectives.

2009 Target Award Opportunities.      In light of the depressed residential housing and remodeling markets for the year ended December 31, 2009, the Company did not establish a cash incentive plan for any employees, including the executive officers.  As a result, there were no 2009 target award opportunities for the named executive officers.

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

Total Compensation Comparison.  For the year ended December 31, 2009, personal benefits and perquisites accounted for approximately 14.7% of total compensation for our named executive officers.

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

Incentive Stock – Protected and Unprotected.  Common Stock that is purchased as Incentive Stock becomes “Protected” over time, based on the officer’s continued service to our Company.  Twenty percent (20%) of each officer’s Incentive Stock becomes Protected on the first anniversary of the purchase date and on each of the next four anniversaries.  If the officer’s employment with us is terminated at any time, no remaining Incentive Stock that is not Protected (“Unprotected”) will become Protected.  In addition, if a realization event or an initial public offering occurs at any time, any Incentive Stock that is Unprotected becomes immediately fully Protected.

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

We believe that this schedule whereby Incentive Stock becomes Protected over time aids in our ability to retain executive officers by requiring the executives’ continued service to the Company.  In addition, because this schedule provides that the officers’ Incentive Stock becomes protected upon certain corporate transactions, this schedule will provide the officers the incentive to work toward achieving such a transaction and to share in the value received by other shareholders.

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

None of the named executive officers purchased either Common Stock or Senior Preferred Stock during 2009.

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

For the first three quarters of 2006, the phantom units were recognized by the Company as liability awards that had to be marked to market every quarter.  In addition, in 2004, 2005, and 2006, new tax rules governing nonqualified deferred compensation required a re-examination of the structure of the phantom stock plan.  Because of the risk of volatility associated with the above accounting treatment and the complexity associated with tax and accounting rule changes, the Company’s Board of Directors determined that the cost associated with the administrative, accounting and tax work for the phantom stock units was excessive and outweighed the benefits of continuing to permit the officers to hold such units.

As such, in September 2006, the Company converted all phantom common and preferred stock units held by each named executive officer into a cash account payable on a fixed schedule in years 2007 and beyond.  The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00.  From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans.  This portion of the account was paid to each officer in a single lump-sum cash payment on January 31, 2007.  The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of Senior Preferred Stock represented by such units.  This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment.  This portion of the account is payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control.  During the year ended December 31, 2009, Mr. Morstad received a phantom stock payout of $262,583.

In connection with the conversion described above, the Board authorized Prime Holdings to allow the officers to invest in Common Stock on September 25, 2006, which stock was either Incentive Stock or not, in the same proportion that the officer’s phantom units had been deemed invested in such stock.

•	Stock options
The Company may grant the named executive officers an option to purchase shares of Common Stock pursuant to the Ply Gem Prime Holdings, Inc. 2004 Stock Option Plan (the “Option Plan”).  Options granted pursuant to the Option Plan are intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended.  Each of our named executive officers was granted an option to purchase shares of Common Stock during the year ended December 31, 2008, as described in the “Grants of Plan-Based Awards” table of the 2008 Form 10-K disclosure statement.  However, there were no stock options granted during the year ended December 31, 2009 to named executive officers.

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

The following table shows information concerning the annual compensation during 2009 for services provided to us by our President and Chief Executive Officer, our Vice President and Chief Financial Officer and our three other most highly compensated executive officers.

Summary Compensation Table

							Change in Pension
					Stock	Non-Equity	Value & Nonqualified
					and Option	Incentive Plan	Deferred	All Other
Name and		Salary	Bonus		Awards	Compensation	Compensation	Compensation	Total
Principal Position	Year	($)	($)		($) (1)	($) (2)	Earnings ($) (3)	($) (4)	($)

Gary E. Robinette	2009	$580,000	$-		$-	$-	$-	$13,894	$593,894
President & Chief Executive Officer	2008	580,000	-		4,971	-	-	34,042	619,013
	2007	530,000	-		-	506,680	-	25,081	1,061,761

Shawn K. Poe	2009	300,000	-		-	-	-	304,836	604,836
Vice President & Chief Financial Officer	2008	300,000	-		1,519	-	-	49,260	350,779
	2007	275,000	50,000	(5)	-	197,175	-	22,133	544,308

John Wayne	2009	388,500	-		-	-	-	20,279	408,779
President, Siding Group	2008	388,500	-		16,025	-	-	39,847	444,372
	2007	370,000	-		-	301,920	-	25,409	697,329

Lynn Morstad	2009	370,000	-		-	-	5,582	21,112	396,694
President, Windows & Doors	2008	370,000	-		14,124	-	-	22,121	406,245
	2007	326,250	-		-	-	-	13,110	339,360

Keith Pigues	2009	288,500	-		-	-	-	18,167	306,667
Sr. Vice President, Marketing	2008	288,500	-		149	-	-	110,216	398,865
	2007	-	-		-	-	-	-	-

(1)
For the years ended December 31, 2009, 2008, and 2007, the amounts in this column represent the aggregate grant-date fair value of awards computed in accordance with FASB ASC Topic 718 made during each respective year.  Refer to Note 13 to the consolidated financial statements for additional information regarding the accounting for stock compensation.

(2)
The amounts in this column represent performance-based cash bonuses earned for services rendered during 2009, 2008 and 2007.  These incentive bonuses are described in the “Compensation Discussion and Analysis - Annual Cash Incentive Awards” section above.

(3)
None of the named executive officers, other than Lynn Morstad, are covered by either of the Company’s pension plans. For Mr. Morstad, the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan and SERP plan for 2009 increased by $3,927 and $1,655, respectively.  No amount is included for Mr. Morstad for 2008 because the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan and SERP plan decreased by $1,432 and $246, respectively.  The named executive officers did not receive any above-market or preferential earnings on compensation deferred on a basis that is not tax-qualified.

(4)	The amounts in this column with respect to 2009 consist of the following items for each named executive officer shown below:
•	Gary E. Robinette: $10,500 car allowance and $3,394 insurance premiums.
•	Shawn K. Poe: $8,400 car allowance, $9,769 insurance premiums, and $286,667 relocation payment.
•	John Wayne: $10,500 car allowance and $9,779 insurance premiums.
•	Lynn Morstad: $11,335 car allowance and $9,777 insurance premiums.
•	Keith Pigues: $8,400 car allowance and $9,767 insurance premiums.

The amounts in this column with respect to 2008 consist of the following items for each named executive officer shown below:
•	Gary E. Robinette: $10,500 car allowance, $20,550 company 401(k) contributions and profit sharing, and $2,992 insurance premiums.
•	Shawn K. Poe: $8,400 car allowance, $20,634 company 401(k) contributions and profit sharing, $8,785 insurance premiums, and $11,441 relocation payment.
•	John Wayne: $10,500 car allowance, $20,550 company 401(k) contributions and profit sharing, and $8,797 insurance premiums.
•	Lynn Morstad: $11,334 car allowance, and $1,992 company 401(k) contributions and profit sharing, and $8,795 insurance premiums.
•	Keith Pigues: $8,400 car allowance, $5,247 company 401(k) contributions and profit sharing, $8,784 insurance premiums, and $87,785 relocation payment

The amounts in this column with respect to 2007 consist of the following items for each officer shown below:
•	Gary E. Robinette: $10,500 car allowance, $13,500 company 401(k) contributions and profit sharing, and $1,081 insurance premiums.
•	Shawn K. Poe: $7,700 car allowance, $13,500 company 401(k) contributions and profit sharing, and $933 insurance premiums.
•	John Wayne: $10,500 car allowance, $13,500 company 401(k) contributions and profit sharing, $1,409 insurance premiums.
•	Lynn Morstad: $6,105 car allowance, $6,525 company 401(k) contributions, and $480 insurance premiums.

(5)	Represents 50% of a total $100,000 special bonus that Mr. Poe was eligible to receive if he remained employed with the Company through December 31, 2007.

Outstanding Equity Awards at Fiscal Year-End for 2009

	Number of	Number of			Number of	Market Value
	Securities	Securities			Shares	of Shares
	Underlying	Underlying			or Units of	or Units of
	Unexecercised	Unexecercised			Stock that	Stock That
	Options	Options	Option	Option	Have Not	Have Not
	(#)	(#)	Exercise	Expiration	Vested	Vested
Name	Excercisable	Unexcercisable	Price	Date
	(1)	(1)	($)		(#) (2)	($) (3)

Gary E. Robinette	984	3,934	$80	October 2, 2018	44,000	$-

Shawn K. Poe	301	1,202	$80	October 2, 2018	-	-

John Wayne	643	2,573	$80	October 2, 2018	-
	3,000	12,000	$80	December 5, 2018

Lynn Morstad	773	3,090	$80	October 2, 2018	-	-
	2,400	9,600	$80	December 5, 2018

Keith Pigues	11,600	17,400	$80	August 27, 2017	2,250	-
	29	118	$80	October 2, 2018
1)	Each option becomes vested and exercisable with respect to 20% of the shares covered by the option on each of the first five anniversaries of the grant date.
2)	The Stock Awards set forth in this table become Protected as described in the “Compensation Discussion and Analysis – Common Stock” section above.
3)
Because the Company’s Common Stock is not publicly traded, and the value per share under the valuation formula contained within the Stockholders’ Agreement was zero at December 31, 2009, a market value of zero is shown.

Stock Vested for 2009

	Stock	Awards
	Number of Shares	Value Realized on
Name	Acquired on Vesting	Vesting
	(#) (1)	($) (2)

Gary E. Robinette	22,000	$-

Shawn K. Poe	7,683	$-

John Wayne	9,061	$-

Lynn Morstad	9,600	$-

Keith Pigues	750	$-

1)
The Stock Awards in this table represent the number of shares of Common Stock that were either vested on the date of grant or that became Protected during 2009, as described in the “Compensation Discussion and Analysis – Common Stock” section above.

2)
This amount represents the value of the shares of Common Stock that became Protected during 2009. Because the Company’s Common Stock is not publicly traded and the value per share under the valuation formula contained within the Stockholders’ Agreement was zero at December 31, 2009, a market value of zero is shown.  These shares remain subject to certain transfer restrictions provided in a stockholders’ agreement with Prime Holdings and there is no current market in which the officers may sell such shares.  During the year ended December 31, 2009, there were no stock options exercised by any employees.

Pension Benefits for 2009

		Number of Years		Present Value of	Payments During Last
Name	Plan Name	Credited Service		Accumulated Benefit	Fiscal Year
		(#)		($)	($)
(a)	(b)	(c)		(d) (1)	(e)

Gary E. Robinette	NA

Shawn K. Poe	NA

John Wayne	NA

Lynn Morstad	MW Retirement Plan	4	(2)	$28,377
	MW SERP Plan	4	(2)	$12,027

Keith Pigues	NA

1)
The material assumptions used to derive the present value of the accumulated pension benefit shown in this table are set forth in footnote number 7 “Defined Benefit Plans” to our consolidated financial statements.

2)	The number in this column is less than the number of the officer’s actual years of service with the Company. This is because the plans have been frozen, as described below.

Pension Plans

The Company maintains the MW Manufacturing Inc. Retirement Plan, a tax-qualified defined benefit retirement plan, acquired with the MW Acquisition in August 2004 (the “MW Plan”).  Mr. Morstad is a participant in the MW Plan.  None of the other named executive officers are participants in the Company’s pension plans.

The MW Plans’ benefits are calculated based upon years of service with the Company and compensation levels during the service period.  Participation under the MW Plan was frozen with respect to all salaried employees effective October 31, 2004.  The decision to freeze the benefit provisions affects any executive officer under the MW Plan.

The normal retirement date to receive full benefits is the first calendar month following the participant’s 65th birthday.  There are provisions under the MW Plan for a reduced benefit amount upon election of early retirement prior to age 65, with this option available to all participants of the MW Plan, including executive officers.

The benefit payment options under the MW Plan is:
•	Life annuity
•	Period certain annuities
•	Joint and survivor annuity (if married)
•	In some cases a full or partial lump sum payment

Nonqualified Deferred Compensation for 2009

	Aggregate	Aggregate
	Earnings	Balance
	in Last FY	at Last FYE
Name	($)	($) (1)

Gary E. Robinette	-	-

Shawn K. Poe	-	138,452

John Wayne	-	395,632

Lynn Morstad	-	-

Keith Pigues	-	-

1)
These amounts do not represent above-market or preferential earnings on compensation deferred on a basis that is not tax-qualified, and these amounts were not reported in the “Summary Compensation Table” above.

2)
The aggregate balance at December 31, 2009 represents the balance of the cash-denominated deferred compensation accounts established in connection with the conversion of the phantom stock plan awards on September 25, 2006, as described in the “Compensation Discussion and Analysis – Phantom Common and Preferred Stock Units” section above.

Termination or Change in Control Arrangements for 2009

Each of the named executive officers is entitled to certain payments and benefits in the event his employment is terminated by the Company without “cause” or he resigns following a “material adverse change”.  The following chart quantifies these payments and benefits:

	Years	Severance	Benefits	Bonus	Total
Name		($)	($)	($) (1)	($)

Employment Agreement:
Gary E. Robinette	2	$1,060,000	$8,776	$-	$1,068,776

Retention Agreements:
Shawn K. Poe	1	300,000	10,549	-	310,549

John Wayne	1	388,500	10,677	-	380,677

Lynn Morstad	1	370,000	10,651	-	399,151

Keith Pigues	1	288,500	10,533	-	299,033

1)
For the year ended December 31, 2009, in light of the depressed residential housing and repair and remodeling markets, the Company did not establish a cash incentive plan for any employees, including the executive officers.  Therefore, the bonus paid as a result of a termination or change in control would be zero.

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
The named executive officers may be entitled to receive a cash payment for their individual shares of Incentive Stock, if Prime Holdings elects to exercise its call right under the Stockholders’ Agreement. If Prime Holdings had exercised its call right on December 31, 2007, the named executive officers would not have received any money for any of the shares of common stock.  Because shares of the Company’s Common Stock are not publicly traded and the value per share at December 31, 2009 per the formula contained in the Stockholders’ Agreement is zero, no amount has been reflected in the table for incentive equity.
In addition, upon a change in control, all Common Stock held by the named executive officers that is Unprotected will become Protected and all options to purchase Common Stock will become fully vested.  If a change in control had occurred on December 31, 2009, applying the Protected price formula in the Stockholders’ Agreement based on EBITDA as of that date, the value per share of Common Stock would be zero.  If on December 31, 2009 we had undergone a change in control, the value attributed to the acceleration of the options would have been zero, as the exercise price of $80 for the options is more than the value per share of common stock of zero on December 31, 2009.

Director Compensation for 2009

	Fees	Option	All
	Earned	Awards	Other
	or Paid		Compensation	Total
Name	in Cash
	($)	($)	($)	($)

Frederick Iseman	$-	$-	$14,050	$14,050

Robert A. Ferris	-	-	-	-

Steven M. Lefkowitz	-	-	-	-

John D. Roach	60,000	-	23,158	83,158

Michael Haley	60,000	-	14,000	74,000

Edward M. Straw	60,000	-	12,285	72,285

Timothy T. Hall	-	-	-	-

1)	All Other Compensation includes a $2,000 payment per each board meeting attended and payment for other non-board advisory services provided.

Compensation Committee lnterlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors.

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

The following table sets forth the number and percentage of the outstanding shares of common stock of Ply Gem Prime Holdings, Inc. beneficially owned as of March 19, 2010 by:

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

	Shares Beneficially
	Owned (1)
	Common
Name of Beneficial Owner	Shares (2)%

Caxton-Iseman (Ply Gem), L.P. (3)	617,426	16.5%
Caxton-Iseman (Ply Gem) II, L.P. (3)	2,482,019	66.3%
Frederick J. Iseman (3) (4)	3,099,445	82.8%
Robert A. Ferris (3)	-	*
Steven M. Lefkowitz (3) (5)	3,099,445	82.8%
Gary E. Robinette	125,660	3.4%
Shawn K. Poe	38,417	1.0%
John Wayne	45,304	1.2%
Lynn Morstad	54,409	1.5%
Keith Pigues	3,750	*
John D. Roach	3,577	*
Michael Haley	10,939	*
Edward M. Straw	-	*
Timothy Hall (3)	-	*
All Directors and Executive Officers as a Group	3,513,616	93.9%
* Less than 1%.

1)	Determined in accordance with Rule 13d-3 under the Exchange Act.

2)	Ply Gem Prime Holdings also has a series of non-voting senior preferred stock.

3)	Address is c/o CI Capital Partners LLC, 500 Park Avenue, New York, New York 10022.

4)
By virtue of his indirect control of Caxton-Iseman (Ply Gem), L.P. and Caxton-Iseman (Ply Gem) II, L.P., Mr. Iseman is deemed to beneficially own (i) the 3,099,445 shares of common stock of Ply Gem Prime Holdings held by those entities and (ii) the 684,579 shares of senior preferred stock of Ply Gem Investment Holdings held by those entities which is 91.8 % of the outstanding shares of senior preferred stock of Ply Gem Investment Holdings.

5)
By virtue of being a director of the general partner of Caxton-Iseman (Ply Gem), L.P. and Caxton-Iseman (Ply Gem) II, L.P., Mr. Lefkowitz is deemed to beneficially own (i) the 3,099,445 shares of common stock of Ply Gem Prime Holdings held by those entities and (ii) the 684,579 shares of senior preferred stock of Ply Gem Investment Holdings held by those entities which is 91.8 % of the outstanding shares of senior preferred stock of Ply Gem Investment Holdings.

The table in Item 5 setting forth the securities authorized for issuance under equity compensation plans is hereby incorporated by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Upon completion of the Ply Gem Acquisition, Ply Gem Industries entered into two advisory agreements with an affiliate of CI Capital Partners LLC, formerly Caxton-Iseman Capital LLC (the “Caxton-Iseman Party”), which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”.

Under the Debt Financing Advisory Agreement, Ply Gem Industries paid the Caxton-Iseman Party a debt financing arrangement and advisory fee, equal to 2.375% of the aggregate amount of the debt financing incurred in connection with the Ply Gem Acquisition ($11.4 million).

Under the General Advisory Agreement, the Caxton-Iseman Party provides us with acquisition and financial advisory services as the Board of Directors shall reasonably request.  In consideration of these services, Ply Gem Industries agreed to pay the Caxton-Iseman Party (1) an annual fee equal to 2% of our EBITDA, as defined in such agreement, (2) a transaction fee, payable upon the completion by us of any acquisition, of 2% of the sale price, (3) a transaction fee, payable upon the completion by us of any divestitures, of 1% of the sale price, and (4) a transaction fee, payable upon the completion of the sale of our company, of 1% of the sale price.  EBITDA in the General Advisory Agreement is based on our net income (loss) plus extraordinary losses and/or any net capital losses realized, provision for income taxes, interest expense (including amortization or write-off of debt discount and debt issuance costs and commissions, and other items), depreciation and amortization, dividends paid or accrued on preferred stock, certain management fees paid to the Caxton-Iseman Party, charges related to certain phantom units, and a number of other items.  The annual fee payable in any year may not exceed the amounts permitted under the senior credit facilities or the indenture governing the Senior Secured Notes, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the senior credit facilities or the indenture governing the Senior Secured Notes.

The initial term of the General Advisory Agreement is 10 years, and is automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or the Caxton-Iseman Party provide notice of termination.  In addition, the General Advisory Agreement may be terminated by the Caxton-Iseman Party at any time, upon the occurrence of specified change of control transactions or upon an initial public offering of our shares or shares of any of our parent companies.  If the General Advisory Agreement is terminated for any reason prior to the end of the initial term, Ply Gem Industries will pay to the Caxton-Iseman Party an amount equal to the present value of the annual advisory fees that would have been payable through the end of the initial term, based on our cost of funds to borrow amounts under our senior credit facilities.  Under the General Advisory Agreement the Company paid a management fee of approximately $2.5 million for the year ended December 31, 2009.

In 2009, affiliates of the Company’s controlling stockholder purchased approximately $281.4 million of the 9% Senior Subordinated Notes.  Approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by such affiliates were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime Holdings, our indirect parent company.  Such notes were then transferred to Ply Gem Holdings and then to Ply Gem Industries for no consideration as a capital contribution and cancelled on February 12, 2010.  On February 16, 2010, Ply Gem Industries redeemed the remaining $141.2 million aggregate principal amount of outstanding 9% Senior Subordinated Notes (including approximately $62.5 million of the 9% Senior Subordinated Notes held by affiliates of the Company’s controlling stockholder).  During the year ended December 31, 2009, the Company paid these affiliates approximately $15.5 million of interest for the 9% Senior Subordinated Notes owned by these related parties.

As a result of the Ply Gem Acquisition, Ply Gem Investment Holdings is the common parent of an affiliated group of corporations that includes Ply Gem Holdings, Ply Gem Industries and their subsidiaries. Ply Gem Investment Holdings elected to file consolidated federal income tax returns on behalf of the group. Accordingly, Ply Gem Investment Holdings, Ply Gem Industries and Ply Gem Holdings have entered into a Tax Sharing Agreement, under which Ply Gem Industries and Ply Gem Holdings will make payments to Ply Gem Investment Holdings. These payments will not be in excess of the tax liabilities of Ply Gem Industries, Ply Gem Holdings, and their respective subsidiaries, if these tax liabilities had been computed on a stand-alone basis.

Before entering into any related party transaction, it is the Company’s policy to submit the proposed transaction to the Board for approval.  The Company is not subject to the New York Stock Exchange listing requirements.  As such, the Board has not made any affirmative determinations regarding material relationships of the directors with the Company, meaning that as of December 31, 2009, none of the Company’s current non-employee directors qualified as independent directors as defined in Section 303A of the NYSE’s Listed Company Manual.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by the independent registered public accounting firms, Ernst & Young LLP  and KPMG LLP, for services rendered during fiscal years 2009 and 2008, respectively.

(Amounts in thousands)	2009	2008
Audit Fees (1)	$1,131	$1,463
Audit-Related Fees (2)	-	-
Tax Fees (3)	112	-
Total Fees	$1,243	$1,463

1)	Consists primarily of fees paid for audit, registration statements, and assistance with debt offering memorandum.
2)	Consists primarily of fees paid for due diligence and accounting consultation. No such fees were paid in fiscal years 2009 and 2008.
3)	Consists primarily of fees paid for tax compliance and consultation.

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

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

1.  Consolidated Financial Statements

The list of consolidated financial statements and related notes, together with the reports of Ernst & Young LLP and KPMG LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K and are hereby incorporated by reference.

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

PLY GEM HOLDINGS, INC.
(Registrant)

Date: March 19, 2010

By: ___/s/ Gary E. Robinette ____________________
Gary E. Robinette
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. Robinette	President, Chief Executive Officer and Director	March 19, 2010
Gary E. Robinette	(Principal Executive Officer)

/s/ Shawn K. Poe	Vice President, Chief Financial Officer, Treasurer and Secretary	March 19, 2010
Shawn K. Poe	(Principal Financial and Accounting Officer)

/s/ Frederick J. Iseman	Chairman of the Board and Director	March 19, 2010
Frederick J. Iseman

/s/ Robert A. Ferris	Director	March 19, 2010
Robert A. Ferris

/s/ Steven M. Lefkowitz	Director	March 19, 2010
Steven M. Lefkowitz

/s/ John D. Roach	Director	March 19, 2010
John D. Roach

/s/ Michael P. Haley	Director	March 19, 2010
Michael P. Haley

/s/ Jeffrey T. Barber	Director	March 19, 2010
Jeffrey T. Barber

/s/ Timothy T. Hall	Director	March 19, 2010
Timothy T. Hall

EXHIBIT INDEX

Exhibit Number	Description
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

4.6
Fifth Supplemental Indenture, dated as of March 24, 2009, among Ply Gem Industries, Inc., the other guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.6 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

4.7
Amendment and Restatement Agreement, dated as of July 16, 2009, to the Credit Agreement dated as of June 9, 2008, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., CWD Windows and Doors, Inc., the other borrowers named therein, each lender from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, U.S. Swing Line Lender and U.S. L/C Issuer, General Electric Capital Corporation, as Collateral Agent, Credit Suisse, Toronto Branch, as Canadian Swing Line Lender and Canadian L/C Issuer, and the other agents party thereto (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q, dated August 14, 2009 (File No. 333-114041-07)).

4.8
Credit Agreement, dated June 9, 2008, as amended and restated as of July 16, 2009, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., CWD Windows and Doors, Inc., the other borrowers named therein, each lender from time to time party thereto, Credit Suisse, as Administrative Agent, U.S. Swing Line Lender and U.S. L/C Issuer, General Electric Capital Corporation, as Collateral Agent, Credit Suisse, Toronto Branch, as Canadian Swing Line Lender and Canadian L/C Issuer, Credit Suisse Securities (USA) LLC, as Sole Lead Arranger and Sole Bookrunner, General Electric Capital Corporation, as Syndication Agent, and UBS Loan Finance LLC, as Documentation Agent (incorporated by reference from Exhibit 4.2 to the Company’s Form 10-Q, dated August 14, 2009 (File No. 333-114041-07)).

4.9
Second Amendment, dated as of October 9, 2009, to the Credit Agreement dated as of June 9, 2008 and amended and restated as of July 16, 2009, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., CWD Windows and Doors, Inc., the other borrowers named therein, each lender from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, U.S. Swing Line Lender and U.S. L/C Issuer, General Electric Capital Corporation, as Collateral Agent, Credit Suisse, Toronto Branch, as Canadian Swing Line Lender and Canadian L/C Issuer, and the other agents party thereto (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q, dated November 13, 2009 (File No. 333-114041-07)).

4.10
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

4.17
Canadian Security Agreement, dated June 9, 2008, by CWD Windows and Doors, Inc. in favor of General Electric Capital Corporation, as Collateral Agent (incorporated by reference from Exhibit 4.10 to the Company’s Form 10-Q, dated August 11, 2008 (File No. 333-114041-07)).

4.18
Intellectual Property Security Agreement, dated June 9, 2008, by CWD Windows and Doors, Inc. in favor of General Electric Capital Corporation, as Collateral Agent (incorporated by reference from Exhibit 4.11 to the Company’s Form 10-Q, dated August 11, 2008 (File No. 333-114041-07)).

4.19		Indenture, dated as of January 11, 2010, among Ply Gem Industries, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee.

4.20		Registration Rights Agreement, dated January 11, 2010, among Ply Gem Industries, Inc., the Guarantors party thereto and the initial purchasers named in the purchase agreement.

10.1	*
Amended and Restated Ply Gem Prime Holdings Phantom Stock Plan, dated as of February 24, 2006. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041-07)).

10.2	*
Amendment to Ply Gem Prime Holdings Phantom Stock Plan, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.3	*
Phantom Incentive Unit Award Agreement Amendment letter to Lynn Morstad, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.4	*
Phantom Incentive Unit Award Agreement Amendment letter to Michael Haley, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.6 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.5	*
Phantom Incentive Unit Award Agreement Amendment letter to Lee Meyer, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.6	*
Phantom Incentive Unit Award Agreement Amendment letter to Mark Montgomery, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.7	*	Ply Gem Prime Holdings 2004 Stock Option Plan, dated as of February 24, 2006. (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041-07)).

10.8	*
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

10.13	*
Amended and Restated Retention Agreement with John Wayne, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.14	*	Letter to John Wayne, dated as of December 8, 2009, regarding Renewal of Amended and Restated Retention Agreement.

10.15	*
Amended and Restated Retention Agreement with Lynn A. Morstad, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.16	*	Letter to Lynn A. Morstad, dated as of December 8, 2009, regarding Renewal of Amended and Restated Retention Agreement.

10.17	*
Amended and Restated Retention Agreement with Keith Pigues, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.18	*	Letter to Keith Pigues, dated as of December 8, 2009, regarding Renewal of Amended and Restated Retention Agreement.

10.19	*	Employment Agreement with Gary Robinette, dated as of August 14, 2006. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.20	*	Retention Bonus Award letter to Gary Robinette, dated as of November 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, dated November 10, 2008 (File No. 333-114041-07).

10.21	*	Retention Agreement with Shawn Poe, dated as of November 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, dated November 10, 2008 (File No. 333-114041-07)).

10.22	*
Letter to Shawn Poe, dated as of February 11, 2009, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.19 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.23	*	Letter to Shawn Poe, dated as of December 8, 2009, regarding Renewal of Amended and Restated Retention Agreement.

10.24
Purchase Agreement, dated January 6, 2010, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., each of the direct and indirect domestic subsidiaries of Ply Gem Industries, Inc. and the initial purchasers named therein.

21.1		List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Company’s Registration Statement on Form S-4 (File No. 333-153262)).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Management Agreement

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
December 31, 2009

(Amounts in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Addition Due to Pacific Windows Acquisition	Uncollectible accounts written off, net of recoveries	Balance at End of Year
Year ended December 31, 2009
Allowance for doubtful accounts and sales allowances…………	$6,405	$3,959	$(21)	$-	$(4,876)	$5,467

Year ended December 31, 2008
Allowance for doubtful accounts and sales allowances…………	$7,320	$3,091	$965	$-	$(4,971)	$6,405

Year ended December 31, 2007
Allowance for doubtful accounts and sales allowances…………	$6,802	$1,864	$(1,351)	$1,541	$(1,536)	$7,320

See accompanying reports of independent registered public accounting firms.