Form 10-Q
period 2010-04-03
PLY GEM HOLDINGS INC
filed 2010-05-17
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010
or
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

As of May 17, 2010, there were 100 shares of common stock, $0.01 par value, outstanding.

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

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED APRIL 3, 2010

CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	38

Signatures		39

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES,
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
(Amounts in thousands)	April 3, 2010	April 4, 2009

Net sales	$204,205	$182,751
Costs and expenses:
Cost of products sold	167,308	169,691
Selling, general and administrative expenses	33,806	40,962
Amortization of intangible assets	6,794	4,906
Total costs and expenses	207,908	215,559
Operating loss	(3,703)	(32,808)
Foreign currency gain (loss)	104	(88)
Interest expense	(34,007)	(33,756)
Interest income	53	65
Gain on extinguishment of debt	98,187	-
Income (loss) before provision (benefit) for income taxes	60,634	(66,587)
Provision (benefit) for income taxes	6,532	(11,049)
Net income (loss)	$54,102	$(55,538)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	April 3, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$31,659	$17,063
Accounts receivable, less allowances of $5,470 and $5,467, respectively	114,960	94,428
Inventories:
Raw materials	41,731	39,787
Work in process	25,597	23,343
Finished goods	42,117	34,950
Total inventory	109,445	98,080
Prepaid expenses and other current assets	21,913	19,448
Deferred income taxes	-	5,762
Total current assets	277,977	234,781
Property and Equipment, at cost:
Land	3,739	3,732
Buildings and improvements	35,763	35,687
Machinery and equipment	264,537	261,319
Total property and equipment	304,039	300,738
Less accumulated depreciation	(167,789)	(159,036)
Total property and equipment, net	136,250	141,702
Other Assets:
Intangible assets, net	167,270	174,064
Goodwill	393,281	392,838
Deferred income taxes	3,605	2,716
Other	32,918	35,932
Total other assets	597,074	605,550
	$1,011,301	$982,033
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$68,099	$52,833
Accrued expenses and taxes	92,231	72,423
Total current liabilities	160,330	125,256
Deferred income taxes	2,940	4,211
Other long term liabilities	65,084	65,651
Long-term debt due to related parties	-	281,376
Long-term debt	926,778	819,021

Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	324,174	209,939
Accumulated deficit	(469,643)	(523,745)
Accumulated other comprehensive income	1,638	324
Total stockholder's deficit	(143,831)	(313,482)
	$1,011,301	$982,033

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
(Amounts in thousands)	April 3, 2010	April 4, 2009

Cash flows from operating activities:
Net income (loss)	$54,102	$(55,538)
Adjustments to reconcile net income (loss) to cash
used in operating activities:
Depreciation and amortization expense	15,454	13,896
Non-cash interest expense, net	2,730	2,044
(Gain) loss on foreign currency transactions	(104)	88
Gain on extinguishment of debt	(98,187)	-
Deferred income taxes	3,746	(15,096)
Changes in operating assets and liabilities:
Accounts receivable, net	(20,160)	(15,926)
Inventories	(11,086)	17,044
Prepaid expenses and other current assets	(2,476)	(2,817)
Accounts payable	15,109	(11,514)
Accrued expenses and taxes	20,429	21,405
Cash payments on restructuring liabilities	(1,094)	(1,926)
Other	121	(376)
Net cash used in operating activities	(21,416)	(48,716)
Cash flows from investing activities:
Capital expenditures	(3,029)	(2,446)
Proceeds from sale of assets	1	21
Net cash used in investing activities	(3,028)	(2,425)
Cash flows from financing activities:
Proceeds from long-term debt	145,709	-
Net revolver borrowings	40,000	10,000
Payments on long-term debt	(141,191)	-
Debt issuance costs paid	(4,868)	(26)
Equity contributions	1,200	-
Equity repurchases	(1,900)	-
Net cash provided by financing activities	38,950	9,974
Impact of exchange rate movements on cash	90	93
Net increase (decrease) in cash and cash equivalents	14,596	(41,074)
Cash and cash equivalents at the beginning of the period	17,063	58,289
Cash and cash equivalents at the end of the period	$31,659	$17,215

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2009 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2010 through April 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Prior to January 11, 2010, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), which was wholly owned by Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”).   Ply Gem Investment Holdings was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. (“Ply Gem Industries”) from Nortek, Inc. (“Nortek”).  The Ply Gem acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries to Ply Gem Holdings, an affiliate of CI Capital Partners LLC pursuant to the terms of the stock purchase agreement among Ply Gem Investment Holdings, Nortek, and WDS LLC, dated as of December 19, 2003, as amended.  Prior to February 12, 2004, the date of the Ply Gem acquisition, Ply Gem Holdings had no operations and Ply Gem Industries was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek.  On February 24, 2006, in connection with the acquisition of Alenco, a new holding company, Ply Gem Prime Holdings, was formed pursuant to a merger involving Ply Gem Investment Holdings.  As a result, Ply Gem Prime Holdings became the sole shareholder of Ply Gem Investment Holdings. On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime as the surviving corporation.  As a result, Ply Gem Holdings is a wholly owned subsidiary of Ply Gem Prime.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations for the three month periods ended April 3, 2010 and April 4, 2009, the condensed consolidated statements of cash flows for the three month periods ended April 3, 2010 and April 4, 2009, and the condensed consolidated balance sheets for the Company as of April 3, 2010 and December 31, 2009.

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

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales may cause actual results to differ from estimates at the time such inventory is disposed or sold.   As of April 3, 2010, the Company had inventory purchase commitments of approximately $65.0 million.  Inventory reserves were approximately $7.1 million at April 3, 2010, increasing approximately $0.4 million compared to the December 31, 2009 reserve balance of approximately $6.7 million.

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

As of December 31, 2009, the Company determined that the continued decline in the US housing market required a re-evaluation of the Company’s forecasts.  The Company tested for impairment using the “Step One” test for asset groups held and used, and determined that further impairment testing of the fair value of the asset groups (under “Step Two”) was not necessary at December 31, 2009 because the undiscounted cash flows exceeded the carrying values of the long-lived asset groups.  There were no indications of impairment during the quarter ended April 3, 2010.

The Company tests for long-lived asset impairment at the following asset group levels: i) Siding, Fencing, and Stone (“Siding”), ii) the combined US Windows companies in the Windows and Doors segment (“US Windows”), and iii) Ply Gem Canada (formerly known as CWD Windows and Doors, Inc.) in the Windows and Doors segment.  For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  Ply Gem concluded that the lowest level for identifiable cash flows is Siding, US Windows and Ply Gem Canada.   This is one level below the segment reporting unit of “Windows and Doors” and reflects the lowest level of identifiable cash flows.  Management believes that the US Windows unit cannot be further broken down as a result of the 2008 US Windows reorganization.  As a result, Ply Gem now markets themselves to US Windows customers as one company rather than separate companies.  In addition, certain manufacturing facilities provide inventory to multiple window divisions for assembling the final products.  Therefore, from an economic standpoint, the Company evaluates the cash flows as a group rather than at the divisional levels.  The US Windows and Ply Gem Canada financial data is the lowest level of reliable information that is prepared and reviewed by management on a consistent basis.  The Company made a similar conclusion for Siding as its product lines are grouped at a Siding level as there are interdependencies between products.

Goodwill

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  There were no indications of impairment during the quarter ended April 3, 2010 that would trigger an interim impairment test.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs, net of accumulated amortization, were approximately $24.4 million and $27.3 million at April 3, 2010 and December 31, 2009, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets.

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, and Ply Gem Industries and its subsidiaries.  The tax sharing agreement between Ply Gem Holdings and Ply Gem Investment Holdings under which tax liabilities for each respective party are computed on a stand-alone basis, was amended during 2006 to include Ply Gem Prime.  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime as the surviving corporation.  As a result, each outstanding share of senior preferred stock of Ply Gem Investment Holdings was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime.

U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  Ply Gem Canada files separate Canadian income tax returns.

Foreign Currency

The Company’s Canadian subsidiary, Ply Gem Canada, utilizes the Canadian dollar as its functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign subsidiary at the exchange rates in effect at the end of the reporting periods.  Net sales and expenses are translated using average exchange rates in effect during the reporting periods.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income (loss) in the accompanying condensed consolidated balance sheets.

For the three month periods ended April 3, 2010 and April 4, 2009, the Company recorded a gain from foreign currency transactions of approximately $0.1 million and a loss from foreign currency transactions of approximately $0.1 million, respectively.  As of April 3, 2010, and December 31, 2009, accumulated other comprehensive income  included a currency translation adjustment of approximately $5.4 million and $4.1 million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of the Siding, Fencing and Stone segment was approximately $9.8 million and $5.5 million at April 3, 2010 and December 31, 2009, respectively.  This customer accounted for approximately 8.6% of net sales for the three month period ended April 3, 2010 and 10.2% of net sales for the three months ended April 4, 2009.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices	Significant
(Amounts in thousands)			in Active Markets	Other	Significant
		Fair	for identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
	Value	Total	(Level 1)	(Level 2)	(Level 3)
As of April 3, 2010:
Assets:
Certificates of deposit	$600	$600	$600	$-	$-
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$156,000	$156,000	$-	$-
Senior Secured Notes-11.75%	725,000	766,688	766,688	-	-
	$875,000	$922,688	$922,688	$-	$-

As of December 31, 2009:
Assets:
Certificates of deposit	$600	$600	$600	$-	$-
Liabilities:
Senior Subordinated Notes-9%	$360,000	$302,400	$302,400	$-	$-
Senior Secured Notes-11.75%	725,000	725,000	725,000	-	-
	$1,085,000	$1,027,400	$1,027,400	$-	$-

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

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) revised the authoritative guidance for accounting for transfers of financial assets, which requires enhanced disclosures regarding transfers of financial assets, including securitization transactions, and continuing exposure to the related risks. The guidance eliminates the concept of a qualifying special-purpose entity and changes the requirements for derecognizing financial assets and  is effective for the Company beginning October 3, 2010. The Company is currently evaluating the impact of adopting this guidance; however, it is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB revised the authoritative guidance for consolidating variable interest entities, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance and is effective for the Company beginning October 3, 2010. The Company is currently evaluating the impact the adoption of this guidance will have on its consolidated financial statements.

In January 2010, the FASB issued authoritative guidance which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in the current quarter, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which impacts any fair value disclosures, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

2.  GOODWILL

The Company records the excess of purchase price over the fair value of the net assets of acquired companies as goodwill or other identifiable intangible assets.  The Company performs an annual test for goodwill impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company has aggregated US Windows and Ply Gem Canada into a single reporting unit since they have similar economic characteristics.  Thus, the Company has two reporting units: 1) Siding, Fencing, and Stone and 2) Windows and Doors.  Separate valuations are performed for each of these reporting units in order to test for impairment.

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  There was no goodwill impairment at December 31, 2009 and no impairment indicators which would trigger an interim impairment test during the quarter ended April 3, 2010.

To determine the fair value of its reporting units, the Company equally considers both the income and market valuation methodologies.  The income valuation methodology uses the fair value of the cash flows that the reporting unit can be expected to generate in the future. This method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period as well as determine the weighted average cost of capital to be used as the discount rate.  The Company also utilizes the market valuation method to estimate the fair value of the reporting units by utilizing comparable public company multiples.  These comparable public company multiples are then applied to the reporting unit’s financial performance.  During the year ended December 31, 2009, the Company utilized forward looking market multiples for its reporting units.  The forward multiples were used since each reporting unit incurred various restructuring activities during 2009.  The market approach is more volatile as an indicator of fair value as compared to the income approach as internal forecasts and projections have historically been more stable.  Since each approach has its merits, the Company equally weights the approaches to balance the internal and external factors affecting the Company’s fair value, which is consistent with prior years.

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimates single family housing starts and the repair and remodeling market’s growth rates.  However, there is no assurance that: 1) valuation multiples will not decline further , 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods. The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in additional goodwill impairments.

The reporting unit goodwill balances were as follows as of April 3, 2010 and December 31, 2009:

(Amounts in thousands)
	April 3, 2010	December 31, 2009
Windows and Doors	$73,174	$72,731
Siding, Fencing and Stone	320,107	320,107
	$393,281	$392,838

The increase in goodwill during the three months ended April 3, 2010 was due to currency translation adjustments of approximately $0.4 million.

3.  INTANGIBLE ASSETS

The following table presents the components of intangible assets as of April 3, 2010 and December 31, 2009:

	Average
	Amortization
(Amounts in thousands)	Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of April 3, 2010
Patents	14	$12,770	$(5,713)	$7,057
Trademarks/tradenames	11	85,644	(24,827)	60,817
Customer relationships	13	158,158	(59,348)	98,810
Other	4	1,631	(1,045)	586
Total intangible assets		$258,203	$(90,933)	$167,270

As of December 31, 2009
Patents	14	$12,770	$(5,477)	$7,293
Trademarks/tradenames	15	85,644	(21,475)	64,169
Customer relationships	13	158,158	(56,249)	101,909
Other	4	1,631	(938)	693
Total intangible assets		$258,203	$(84,139)	$174,064

Amortization expense for the remainder of 2010 and for fiscal years 2011, 2012, 2013, and 2014 is estimated to be approximately $20.3 million, $26.7 million, $26.6 million, $16.5 million, and $15.1 million, respectively.  During the quarter ended April 3, 2010, the Company decreased the remaining useful life of certain trademarks in the Windows and Doors segment to 3 years (applied prospectively) as a result of future marketing plans regarding the use of certain trademarks.  The Company determined that the trademarks’ undiscounted cash flows over the abbreviated 3 year period exceeded the carrying value of these trademarks.  As a result, there was no further impairment test conducted for these trademarks.  For the quarter ended April 3, 2010, the Company incurred approximately $1.9 million of increased amortization expense compared to the quarter ended April 4, 2009.

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

	For the three months ended
(Amounts in thousands)	April 3, 2010	April 4, 2009

Net income (loss)	$54,102	$(55,538)
Foreign currency translation adjustment	1,314	(407)

Comprehensive income (loss)	$55,416	$(55,945)

5.  LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at April 3, 2010 and December 31, 2009 consists of the following:

(Amounts in thousands)	April 3, 2010	December 31, 2009

Senior secured asset based revolving credit facility	$65,000	$25,000
9% Senior subordinated notes due 2012, net of
unamortized premium of $0 and $105	-	360,105
11.75% Senior secured notes due 2013, net of
unamortized discount of $9,132 and $9,708	715,868	715,292
13.125% Senior subordinated notes due 2014, net of
unamortized discount of $4,090	145,910	-
	$926,778	$1,100,397
Less:
9% Senior subordinated notes due to related parties
including unamortized premium of $0 and $82	-	281,376
	$926,778	$819,021

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of 11.75% senior secured notes due 2013 (the “Senior Secured Notes”) at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under the then existing senior secured credit facility of approximately $676.2 million of term loan borrowings and approximately $15.0 million of revolver borrowings.  The Senior Secured Notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum.  Interest will be paid semi-annually on June 15 and December 15 of each year.  On October 23, 2009, Ply Gem Industries issued an additional $25.0 million of its Senior Secured Notes in a private placement transaction.  The net proceeds of $20.0 million were utilized for general corporate purposes.  The additional $25.0 million of Senior Secured Notes has the same terms and covenants as the initial $700.0 million of Senior Secured Notes.

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

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets. On November 3, 2008, Ply Gem Industries completed its exchange offer with respect to the Senior Secured Notes by exchanging $700.0 million Senior Secured Notes, which were registered under the Securities Act of 1933, as amended (the "Securities Act"), for $700.0 million of the issued and outstanding Senior Secured Notes.  Upon completion of the exchange offer, all issued and outstanding Senior Secured Notes were registered under the Securities Act.  However, the issuance of $25.0 million of Senior Secured Notes in October 2009 was not registered under the Securities Act and there is no contractual requirement to register these Senior Secured Notes.

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

In addition, the Company’s stock ownership in its subsidiaries collateralizes the Senior Secured Notes to the extent that such equity interests and other securities can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission.  As of April 3, 2010, no subsidiary’s stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

Senior Secured Asset Based Revolving Credit Facility due 2013

Concurrently with the Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, the Company and the subsidiaries of Ply Gem Industries entered into a new senior secured asset-based revolving credit facility (the “ABL Facility”).  The ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and United States dollars by Ply Gem Canada.

The ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  The Company had borrowings of $65.0 million and $25.0 million outstanding under the ABL Facility as of April 3, 2010 and December 31, 2009, respectively.  As of April 3, 2010, Ply Gem Industries had approximately $103.3 million of contractual availability and approximately $63.5 million of borrowing base availability under the ABL Facility, reflecting $65.0 million of borrowings outstanding and approximately $6.7 million of letters of credit issued.

The interest rates applicable to loans under the ABL Facility are, at the Company’s option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of April 3, 2010, the Company’s interest rate on the ABL Facility was approximately 6.0%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1:1.0 if the Company’s borrowings under the ABL Facility exceed certain levels.  The fixed charge coverage was not applicable at any point during 2009 or the first quarter of 2010.

In July 2009, the Company amended the ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million, and change both the availability threshold for certain cash dominion events and compliance with the fixed charge and other covenants from 15% of revolving credit commitments to 15% of the lower of the revolving credit commitments or the borrowing base but not less than $20.0 million. The Company must maintain excess availability, as defined, of at least $20.0 million to avoid being subject to the fixed charge covenant ratio.  As a condition to this availability increase, the applicable margins payable on the loans were increased and made subject to certain minimums.  In October 2009, the Company amended the ABL Facility to allow for the issuance of $25.0 million of additional Senior Secured Notes and to permit certain refinancing transactions with respect to the 9% senior subordinated notes due 2012 (the "9% Senior Subordinated Notes").  The October amendment also permits Ply Gem Industries to issue equity securities to Ply Gem Holdings, its parent.  The October 2009 amendment did not affect the $175.0 million availability amount or the applicable interest rate margins under the ABL Facility.

All obligations under the ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Ply Gem Industries and the Guarantors, including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing and a second-priority security interest in, and mortgages on, substantially all of Ply Gem Industries’ material owned real property and equipment and all assets that secure the Senior Secured Notes on a first-priority basis.  In addition to being secured by the collateral securing the obligations of Ply Gem Industries under the domestic collateral package, the obligations of Ply Gem Canada, which is a borrower under the Canadian sub-facility under the ABL Facility, are also secured by a first-priority security interest in substantially all of the assets of such Canadian subsidiary, plus additional mortgages in Canada, and a pledge by Ply Gem Industries of the remaining 35% of the equity interests of Ply Gem Canada pledged only to secure the Canadian sub-facility.

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its 9% Senior Subordinated Notes due 2012, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August 2004, in connection with the MW acquisiton, Ply Gem Industries issued an additional $135.0 million of 9% Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding and its subsidiaries.  Ply Gem Industries pays interest semi-annually on February 15 and August 15 of each year.  As of December 31, 2009, certain affiliates of the Company’s controlling stockholder owned approximately $281.4 million of the outstanding 9% Senior Subordinated Notes.

In connection with the issuance of $150.0 million aggregate principal amount of 13.125% Senior Subordinated Notes due 2014 on January 11, 2010 (see description in corresponding section below), Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  The Company accounted for this transaction as a debt extinguishment.  In addition to this debt extinguishment, approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the Company’s controlling stockholder were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime Holdings, the Company’s indirect parent company.  Such notes were then transferred to Ply Gem Holdings and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  As such, these 9% Senior Subordinated Notes were not outstanding as of April 3, 2010.

Gain on extinguishment of debt

As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, the Company recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of the Company’s controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, the Company recognized a gain on extinguishment of approximately $100.4 million, including the write off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million net gain on debt extinguishment was recorded within other income (expense) separately in the condensed consolidated statement of operations for the period ended April 3, 2010.

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

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan.

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the three months ended
(Amounts in thousands)	April 3, 2010	April 4, 2009

Service cost	$40	$44
Interest cost	506	500
Expected return on plan assets	(453)	(366)
Amortization of loss	78	126
Net periodic expense	$171	$304

7.  COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $7.2 million and $7.4 million at April 3, 2010 and December 31, 2009, respectively.  As of April 3, 2010 and December 31, 2009, the Company has recorded liabilities in relation to these indemnifications of approximately $2.7 million and $2.8 million, respectively, in current liabilities and $4.5 million and $4.6 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	April 3, 2010	December 31, 2009

Product claim liabilities	$3,422	$3,505
Multiemployer pension plan withdrawal liability	3,239	3,292
Other	585	599
	$7,246	$7,396

Warranty claims

The Company sells a number of products and offers a number of warranties on these products.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs expected to be incurred under its warranties and records a liability for such costs at the time of sale, which is recorded in both accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of April 3, 2010 and December 31, 2009, warranty liabilities of approximately $10.3 million and $10.4 million, respectively, have been recorded in current liabilities and approximately $32.9 million and $33.0 million, respectively, have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the three months ended
(Amounts in thousands)	April 3, 2010	April 4, 2009

Balance, beginning of period	$43,398	$45,653
Warranty expense provided during period	2,851	2,915
Settlements made during period	(3,025)	(4,070)
Balance, end of period	$43,224	$44,498

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

8.  ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following:

(Amounts in thousands)	April 3, 2010	December 31, 2009

Insurance	$5,157	$5,210
Employee compensation and benefits	4,857	3,259
Sales and marketing	18,465	18,585
Product warranty	10,330	10,408
Short-term product claim liability	2,320	2,320
Accrued freight	1,034	466
Interest	30,838	16,844
Accrued pension	1,650	1,650
Accrued deferred compensation	2,081	2,081
Accrued taxes	4,815	1,993
Other	10,684	9,607
	$92,231	$72,423

Other long-term liabilities consist of the following:

(Amounts in thousands)	April 3, 2010	December 31, 2009

Insurance	$2,651	$2,714
Pension liabilities	8,637	8,802
Multi-employer pension withdrawal liability	3,239	3,292
Product warranty	32,894	32,990
Long-term product claim liability	1,102	1,185
Long-term deferred compensation	1,919	1,821
Liabilities for tax uncertainties	9,813	9,735
Other	4,829	5,112
	$65,084	$65,651

9.   RESTRUCTURING

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

The following table summarizes the Company’s restructuring activity for the three months ended April 3, 2010:

(Amounts in thousands)	Accrued as of	Adjustments	Cash payments	Expensed	Accrued as of
	December 31, 2009	during 2010	during 2010	during 2010	April 3, 2010
Hammonton, NJ
Severance costs	$-	$-	$-	$-	$-
Other termination benefits	-	-	-	-	-
Contract terminations	1,873	-	(732)	32	1,173
Equipment removal and other	-	-	-	-	-
	$1,873	$-	$(732)	$32	$1,173

Phoenix, AZ
Severance costs	$-	$-	$-	$-	$-
Other termination benefits	-	-	-	-	-
Contract terminations	766	-	(184)	14	596
Equipment removal and other	-	-	-	-	-
	$766	$-	$(184)	$14	$596

Kearney, MO
Severance costs	$-	$-	$-	$-	$-
Equipment removal and other	-	-	(105)	105	-
	$-	$-	$(105)	$105	$-

Tupelo, MS
Severance costs	$-	$-	$-	$-	$-
Contract terminations	109	-	(73)	1	37
Equipment removal and other	-	-	-	-	-
	$109	$-	$(73)	$1	$37

For the three month periods ended April 3, 2010 and April 4, 2009, the Company expensed approximately $0.2 million and $3.3 million, respectively, related to this restructuring.  For the three months ended April 3, 2010, approximately $0.1 million was recorded in selling, general and administrative expenses in the Siding, Fencing and Stone segment and approximately $0.1 million was recorded in selling, general and administrative expenses in the Windows and Doors  segment.  For the three months ended April 4, 2009, approximately $0.7 million was recorded in selling, general and administrative expenses in the Siding, Fencing and Stone segment and approximately $2.6 million were recorded in selling, general and administrative expenses in the Windows and Doors segment.

10.   INCOME TAXES

Effective tax rate and debt transactions

Income taxes for interim periods have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company includes certain items treated as discrete events to arrive at an estimated overall tax amount.  For the period ended April 3, 2010, the Company’s estimated effective income tax rate for the full year was approximately 11.4%, which varied from the statutory rate primarily due to state tax expense, a decrease in the valuation allowance, and to cancellation of debt income offset by a repurchase premium and original issue discount.

During February 2010, certain affiliates of the Company’s controlling stockholder contributed approximately $218.8 million aggregate principal amount of 9% Senior Subordinated Notes to Ply Gem Holdings in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  Prior to this $218.8 million contribution to Ply Gem Holdings, the affiliates of the Company’s controlling stockholder initially transferred the notes to Ply Gem Prime, the Company’s ultimate parent, which then contributed the notes to Ply Gem Holdings.  As a result of these debt transactions, the Company recognized $35.3 million of additional cancellation of indebtedness income (“CODI”) for income tax purposes during the quarter ended April 3, 2010.  During the quarter ended April 4, 2009, affiliates of the Company’s controlling stockholder purchased a majority of the 9% Senior Subordinated Notes.  The Company determined that approximately $95.7 million would be considered CODI for the quarter ended April 4, 2009 as the acquiring party was deemed a related party for tax purposes.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”).  Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of CODI arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010.  For debt acquired in 2009, the CODI can be deferred for five years and then included in taxable income ratably over the next five years.  The CODI deferral and inclusion periods for debt acquired during 2010 would be four years.  If this election is made by September 2010 for debt acquired in 2009 or September 2011 for debt acquired during 2010, the Company would be required to defer the deduction of all or a substantial portion of any “original issue discount” (“OID”) expenses as well as the CODI.  These OID deductions also would be deferred until 2014 and the Company would be allowed to deduct these costs ratably over the same four or five-year period.  The Company does not currently plan to defer the 2009 or 2010 CODI.

In addition to the $35.3 million of 2010 CODI income recognized for income tax purposes, the Company recognized a repurchase premium deduction of approximately $10.3 million and an OID deduction of approximately $17.8 million in conjunction with the debt transactions occurring during the quarter ended April 3, 2010.  These deductions partially offset the CODI that was recognized for income tax purposes in the quarter ended April 3, 2010.  The remaining $7.2 million of CODI was offset during the quarter ended April 3, 2010 by net operating losses.

Valuation allowance

As of April 3, 2010, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company currently has book goodwill of approximately $13.4 million that is not amortized and results in a deferred tax liability of approximately $2.9 million at April 3, 2010.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

Other tax considerations

During the quarter ended April 4, 2009, the Company filed an amended federal income tax return for the year ended December 31, 2005 in order to adjust its net operating loss limitations.  The Company recorded the resulting income tax benefit as an income tax receivable of approximately $4.1 million.  As of April 3, 2010 and December 31, 2009, this amount has been recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.

The Worker, Homeownership, and Business Assistance Act of 2009 provided for a five year carryback of net operating losses for either 2008 or 2009 losses.  Additionally, the ninety percent limitation on the usage of alternative minimum tax net operating loss deductions was suspended during this extended carryback period.  The Company has prepared an amended 2008 carryback claim in order to receive a refund of the alternative minimum tax paid for tax years 2005 through 2007 totaling approximately $1.1 million, which has been recorded in prepaid expenses and other current assets in the consolidated balance sheets as of April 3, 2010 and December 31, 2009.

Tax uncertainties

Despite our belief that our tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities.  Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences.  The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.  During the three months ended April 3, 2010, the Company increased the tax contingency reserve by $0.1 million for interest related to previously recorded tax uncertainties.  The Company’s federal income tax returns for the tax years ended December 31, 2006, 2007 and 2008 are currently under examination by the Internal Revenue Service as well as the 2005 amended net operating loss limitation.

11.  STOCK-BASED COMPENSATION

Stock Option Plan

A rollforward of stock options outstanding during the three months ended April 3, 2010 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2010	334,044	$51.33	6.98
Granted	-	-	-
Forfeited or expired	-	-	-
Balance at April 3, 2010	334,044	$51.33	6.73

As of April 3, 2010, 105,094 options have vested.  At April 3, 2010, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.65 years.

Other Share-Based Compensation

Upon completion of the acquisition of Ply Gem, the acquisition of MW and the acquisition of AWC Holding Company and its subsidiaries (collectively, “Alenco”), certain members of management made a cash contribution to Ply Gem Prime in exchange for shares of Ply Gem Prime’s common stock.   Ply Gem Prime is the sole shareholder of Ply Gem Holdings.

A rollforward of Ply Gem Prime’s common stock shares during the three months ended April 3, 2010 is as follows.

Common Stock Shares Owned by Management
Balance at January 1, 2010	642,895
Shares issued	7,512
Shares repurchased	(38,000)
Balance at April 3, 2010	612,407

Phantom stock

Upon the completion of the Ply Gem Acquisition and the MW Acquisition, certain members of management contributed their investment in predecessor companies in exchange for phantom common stock units and phantom preferred stock units which were governed by a phantom stock plan.  Under the phantom stock plan, each participant’s interest in the plan was recorded in a bookkeeping account; however, no stock was initially issued under the phantom stock plan.  Each account recorded a number of units so that, any “phantom common stock units” were deemed to be invested in common stock and any “phantom preferred stock units” were deemed invested in senior preferred stock.  Under the plan, upon liquidation and payment of a participant’s account, the value of the account generally was to be paid to the participant either in cash or in shares of Ply Gem Prime’s stock having a fair market value equal to the account balance, in the discretion of Ply Gem Prime.

In 2006, the Company converted all phantom common and preferred stock units into a cash account payable on a fixed schedule in years 2007 and beyond.  The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00.  From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans.  This portion of the account was paid to each party in a single lump-sum cash payment on January 31, 2007.  The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of senior preferred stock represented by such units.  This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment.  This portion of the account is payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control.  During the year ended December 31, 2009, the Company made cash phantom stock payments of approximately $1.8 million.  As of April 3, 2010  and December 31, 2009, the Company accrued on its consolidated balance sheet approximately $2.1 million and $2.1 million, respectively, in accrued expenses and taxes and approximately $1.9 million and $1.8 million, respectively in other long term liabilities for the phantom stock.

12.  SEGMENT INFORMATION

The Company’s operating segments are components of the business for which separate financial information is available and are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company has two reportable segments: 1) Siding, Fencing, and Stone, and 2) Windows and Doors.  The operating earnings (loss) of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses.  Corporate unallocated income and expenses include items which are not directly attributed to or allocated to either of the reporting segments.  Such items include interest, legal costs, corporate payroll, and unallocated finance and accounting expenses. Corporate unallocated assets include debt issuance costs, cash and certain non-operating receivables.

The following is a summary of the Company’s segment information:

	For the three months ended
(Amounts in thousands)	April 3, 2010	April 4, 2009

Net sales
Siding, Fencing, and Stone	$117,668	$108,460
Windows and Doors	86,537	74,291
	$204,205	$182,751

Operating earnings (loss)
Siding, Fencing, and Stone	$10,514	$(7,517)
Windows and Doors	(10,756)	(21,682)
Unallocated	(3,461)	(3,609)
	$(3,703)	$(32,808)

	Total assets as of
	April 3, 2010	December 31, 2009

Siding, Fencing, and Stone	$623,136	$604,753
Windows and Doors	327,952	333,876
Unallocated	60,213	43,404
	$1,011,301	$982,033

13.  RELATED PARTY TRANSACTIONS

The Company has entered into two advisory agreements with an affiliate of CI Capital Partners LLC, formerly Caxton-Iseman Capital, LLC (the “Caxton-Iseman Party”), which we refer to as the “Debt Financing Advisory Agreement” and the “General Advisory Agreement”.  The Caxton-Iseman Party provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.2 million and $0.7 million within selling, general, and administrative expenses for the three month periods ended April 3, 2010 and April 4, 2009, respectively.

During February 2010, certain affiliates of the Company’s controlling stockholder contributed approximately $218.8 million aggregate principal amount of 9% Senior Subordinated Notes to Ply Gem Holdings in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  Prior to this $218.8 million contribution, the affiliates of the Company’s controlling stockholder initially transferred the notes to Ply Gem Prime, the Company’s ultimate parent, which then contributed the notes to Ply Gem Holdings.  As a result of these debt transactions, the Company paid interest to related parties of approximately $9.8 million during the quarter ended April 3, 2010.  These interest payments have been recorded within interest expense in the Company’s condensed consolidated statement of operations.

During the quarter ended April 3, 2010, the Company received equity contributions of approximately $1.2 million from certain members of management.  In addition, the Company repurchased equity of approximately $1.9 million from certain former members of management.

14.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes and 13.125% Senior Subordinated Notes were both issued by our direct subsidiary, Ply Gem Industries, and the Senior Secured Notes and the 13.125% Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ wholly owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of April 3, 2010 and December 31, 2009, and for the three month periods ended April 3, 2010 and April 4, 2009.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended April 3, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$188,785	$15,420	$-	$204,205
Costs and expenses:
Cost of products sold	-	-	156,224	11,084	-	167,308
Selling, general and
administrative expenses	-	3,452	26,915	3,439	-	33,806
Intercompany administrative
charges	-	-	2,823	177	(3,000)	-
Amortization of intangible assets	-	9	6,785	-	-	6,794
Total costs and expenses	-	3,461	192,747	14,700	(3,000)	207,908
Operating earnings (loss)	-	(3,461)	(3,962)	720	3,000	(3,703)
Foreign currency gain	-	-	-	104	-	104
Intercompany interest	-	29,344	(29,039)	(305)	-	-
Interest expense	-	(33,960)	(47)	-	-	(34,007)
Interest income		9	43	1		53
Gain on extinguishment of debt	-	98,187	-	-	-	98,187
Intercompany administrative income	-	3,000	-	-	(3,000)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	93,119	(33,005)	520	-	60,634
Equity in subsidiaries' income (loss)	54,102	(28,985)	-	-	(25,117)	-
Income (loss) before provision
(benefit) for income taxes	54,102	64,134	(33,005)	520	(25,117)	60,634
Provision (benefit) for income taxes	-	10,032	(3,662)	162	-	6,532
Net income (loss)	$54,102	$54,102	$(29,343)	$358	$(25,117)	$54,102

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	1,314	-	1,314
Total comprehensive income (loss)	$54,102	$54,102	$(29,343)	$1,672	$(25,117)	$55,416

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended April 4, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$173,623	$9,128	$-	$182,751
Costs and expenses:
Cost of products sold	-	-	162,592	7,099	-	169,691
Selling, general and
administrative expenses	-	3,609	34,747	2,606	-	40,962
Intercompany administrative
charges	-	-	1,737	-	(1,737)	-
Amortization of intangible assets	-	-	4,906	-	-	4,906
Total costs and expenses	-	3,609	203,982	9,705	(1,737)	215,559
Operating loss	-	(3,609)	(30,359)	(577)	1,737	(32,808)
Foreign currency loss	-	-	-	(88)	-	(88)
Intercompany interest	-	30,351	(29,842)	(509)	-	-
Interest expense	-	(33,756)	-	-	-	(33,756)
Interest income	-	9	55	1	-	65
Intercompany administrative income	-	1,737	-	-	(1,737)	-
Loss before equity in
subsidiaries' loss	-	(5,268)	(60,146)	(1,173)	-	(66,587)
Equity in subsidiaries' loss	(55,538)	(51,144)	-	-	106,682	-
Loss before benefit for
income taxes	(55,538)	(56,412)	(60,146)	(1,173)	106,682	(66,587)
Benefit for income taxes	-	(874)	(9,854)	(321)	-	(11,049)
Net loss	$(55,538)	$(55,538)	$(50,292)	$(852)	$106,682	$(55,538)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(407)	-	(407)
Total comprehensive loss	$(55,538)	$(55,538)	$(50,292)	$(1,259)	$106,682	$(55,945)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of April 3, 2010

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$27,240	$828	$3,591	$-	$31,659
Accounts receivable, net	-	-	106,083	8,877	-	114,960
Inventories:
Raw materials	-	-	37,421	4,310	-	41,731
Work in process	-	-	24,862	735	-	25,597
Finished goods	-	-	39,961	2,156	-	42,117
Total inventory	-	-	102,244	7,201	-	109,445
Prepaid expenses and other
current assets	-	498	17,453	3,962	-	21,913
Total current assets	-	27,738	226,608	23,631	-	277,977
Investments in subsidiaries	(143,831)	(325,098)	-	-	468,929	-
Property and Equipment, at cost:
Land	-	-	3,565	174	-	3,739
Buildings and improvements	-	-	34,652	1,111	-	35,763
Machinery and equipment	-	1,272	256,149	7,116	-	264,537
	-	1,272	294,366	8,401	-	304,039
Less accumulated depreciation	-	(467)	(163,392)	(3,930)	-	(167,789)
Total property and equipment, net	-	805	130,974	4,471	-	136,250
Other Assets:
Intangible assets, net	-	-	167,270	-	-	167,270
Goodwill	-	-	382,472	10,809	-	393,281
Deferred income taxes	-	-	761	2,844	-	3,605
Intercompany note receivable	-	1,097,761	-	-	(1,097,761)	-
Other	-	31,670	1,248	-	-	32,918
Total other assets	-	1,129,431	551,751	13,653	(1,097,761)	597,074
	$(143,831)	$832,876	$909,333	$41,755	$(628,832)	$1,011,301

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$3,472	$60,909	$3,718	$-	$68,099
Accrued expenses and taxes	-	37,378	52,062	2,791	-	92,231
Total current liabilities	-	40,850	112,971	6,509	-	160,330
Deferred income taxes	-	-	2,940	-	-	2,940
Intercompany note payable	-	-	1,088,999	8,762	(1,097,761)	-
Other long term liabilities	-	9,079	55,026	979	-	65,084
Long-term debt due to related parties	-	-	-	-	-	-
Long-term debt	-	926,778	-	-	-	926,778
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	324,174	324,174	178,106	10,070	(512,350)	324,174
(Accumulated deficit) retained earnings	(469,643)	(469,643)	(528,709)	13,797	984,555	(469,643)
Accumulated other
comprehensive income	1,638	1,638	-	1,638	(3,276)	1,638
Total stockholder's (deficit) equity	(143,831)	(143,831)	(350,603)	25,505	468,929	(143,831)
	$(143,831)	$832,876	$909,333	$41,755	$(628,832)	$1,011,301

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$7,341	$2,592	$7,130	$-	$17,063
Accounts receivable, net	-	-	86,657	7,771	-	94,428
Inventories:
Raw materials	-	-	35,151	4,636	-	39,787
Work in process	-	-	22,632	711	-	23,343
Finished goods	-	-	32,505	2,445	-	34,950
Total inventory	-	-	90,288	7,792	-	98,080
Prepaid expenses and other
current assets	-	512	15,793	3,143	-	19,448
Deferred income taxes	-	-	5,748	14	-	5,762
Total current assets	-	7,853	201,078	25,850	-	234,781
Investments in subsidiaries	(313,482)	(320,928)	-	-	634,410	-
Property and Equipment, at cost:
Land	-	-	3,565	167	-	3,732
Buildings and improvements	-	-	34,639	1,048	-	35,687
Machinery and equipment	-	1,272	253,233	6,814	-	261,319
	-	1,272	291,437	8,029	-	300,738
Less accumulated depreciation	-	(425)	(155,023)	(3,588)	-	(159,036)
Total property and equipment, net	-	847	136,414	4,441	-	141,702
Other Assets:
Intangible assets, net	-	-	174,064	-	-	174,064
Goodwill	-	-	382,472	10,366	-	392,838
Deferred income taxes	-	-	-	2,716	-	2,716
Intercompany note receivable	-	1,101,260	-	-	(1,101,260)	-
Other	-	34,704	1,228	-	-	35,932
Total other assets	-	1,135,964	557,764	13,082	(1,101,260)	605,550
	$(313,482)	$823,736	$895,256	$43,373	$(466,850)	$982,033

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$4,354	$45,352	$3,127	$-	$52,833
Accrued expenses and taxes	-	22,745	47,424	2,254	-	72,423
Total current liabilities	-	27,099	92,776	5,381	-	125,256
Deferred income taxes	-	-	4,211	-	-	4,211
Intercompany note payable	-	-	1,088,999	12,261	(1,101,260)	-
Other long term liabilities	-	9,722	54,990	939	-	65,651
Long-term debt due to related parties	-	281,376	-	-	-	281,376
Long-term debt	-	819,021	-	-	-	819,021
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,939	209,939	153,646	7,246	(370,831)	209,939
(Accumulated deficit) retained earnings	(523,745)	(523,745)	(499,366)	13,439	1,009,672	(523,745)
Accumulated other
comprehensive income (loss)	324	324	-	4,107	(4,431)	324
Total stockholder's (deficit) equity	(313,482)	(313,482)	(345,720)	24,792	634,410	(313,482)
	$(313,482)	$823,736	$895,256	$43,373	$(466,850)	$982,033

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 3, 2010

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$54,102	$54,102	$(29,343)	$358	$(25,117)	$54,102
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	42	15,217	195	-	15,454
Non-cash interest expense, net	-	2,730	-	-	-	2,730
Gain on foreign currency transactions	-	-	-	(104)	-	(104)
Gain on extinguishment of debt	-	(98,187)	-	-	-	(98,187)
Deferred income taxes	-	-	3,716	30	-	3,746
Equity in subsidiaries' net income (loss)	(54,102)	28,985	-	-	25,117	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(19,426)	(734)	-	(20,160)
Inventories	-	-	(11,956)	870	-	(11,086)
Prepaid expenses and other
current assets	-	13	(1,679)	(810)	-	(2,476)
Accounts payable	-	(882)	15,553	438	-	15,109
Accrued expenses and taxes	-	14,142	5,771	516	-	20,429
Cash payments on restructuring liabilities	-	-	(1,094)	-	-	(1,094)
Other	-	5	1	115	-	121
Net cash provided by (used in)
operating activities	-	950	(23,240)	874	-	(21,416)
Cash flows from investing
activities:
Capital expenditures	-	-	(2,987)	(42)	-	(3,029)
Proceeds from sale of assets	-	-	1	-	-	1
Net cash used in
investing activities	-	-	(2,986)	(42)	-	(3,028)
Cash flows from financing
activities:
Proceeds from long-term debt	-	145,709	-	-	-	145,709
Net revolver borrowings	-	40,000	-	-	-	40,000
Payments on long-term debt	-	(141,191)	-	-	-	(141,191)
Proceeds from intercompany						-
investment	-	(20,001)	24,462	(4,461)	-	-
Debt issuance costs paid	-	(4,868)	-	-	-	(4,868)
Equity contributions	-	1,200	-	-	-	1,200
Equity repurchases	-	(1,900)	-	-	-	(1,900)
Net cash provided by (used in)
financing activities	-	18,949	24,462	(4,461)	-	38,950
Impact of exchange rate movement
on cash	-	-	-	90	-	90
Net increase (decrease) in cash
and cash equivalents	-	19,899	(1,764)	(3,539)	-	14,596
Cash and cash equivalents at the
beginning of the period	-	7,341	2,592	7,130	-	17,063
Cash and cash equivalents at the end
of the period	$-	$27,240	$828	$3,591	$-	$31,659

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 4, 2009

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net loss	$(55,538)	$(55,538)	$(50,292)	$(852)	$106,682	$(55,538)
Adjustments to reconcile net
loss to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	43	13,683	170	-	13,896
Non-cash interest expense, net	-	2,044	-	-	-	2,044
Loss on foreign currency transactions	-	-	-	88	-	88
Deferred income taxes	-	-	(15,133)	37	-	(15,096)
Equity in subsidiaries' net income (loss)	55,538	51,144	-	-	(106,682)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(18,124)	2,198	-	(15,926)
Inventories	-	-	16,519	525	-	17,044
Prepaid expenses and other
current assets	-	184	(1,800)	(1,201)	-	(2,817)
Accounts payable	-	256	(10,696)	(1,074)	-	(11,514)
Accrued expenses and taxes	-	13,979	2,301	5,125	-	21,405
Cash payments on restructuring liabilities	-	-	(1,926)	-	-	(1,926)
Other	-	11	(32)	(355)	-	(376)
Net cash provided by (used in)
operating activities	-	12,123	(65,500)	4,661	-	(48,716)
Cash flows from investing
activities:
Capital expenditures	-	(109)	(2,301)	(36)	-	(2,446)
Proceeds from sale of assets	-	-	21	-	-	21
Net cash used in
investing activities	-	(109)	(2,280)	(36)	-	(2,425)
Cash flows from financing
activities:
Proceeds from revolver borrowings	-	10,000	-	-	-	10,000
Proceeds from intercompany						-
investment	-	(54,465)	64,073	(9,608)	-	-
Debt issuance costs paid	-	(26)	-	-	-	(26)
Net cash provided by (used in)
financing activities	-	(44,491)	64,073	(9,608)	-	9,974
Impact of exchange rate movement
on cash	-	-	-	93	-	93
Net decrease in cash
and cash equivalents	-	(32,477)	(3,707)	(4,890)	-	(41,074)
Cash and cash equivalents at the
beginning of the period	-	46,181	4,490	7,618	-	58,289
Cash and cash equivalents at the end
of the period	$-	$13,704	$783	$2,728	$-	$17,215

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

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries’ ABL Facility place restrictions on its ability to pay dividends and otherwise transfer assets to us.  Further, the terms of the indenture governing Ply Gem Industries' Senior Secured Notes and 13.125% Senior Subordinated Notes places restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses, (“SG&A expenses”), includes all non-product related operating expenses, including selling, marketing, research and development costs, information technology, restructuring, and other general and administrative expenses.

Operating earnings (loss).  Operating earnings (loss) represents net sales less cost of products sold, SG&A expenses and amortization of intangible assets.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities. We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources. We periodically evaluate these estimates and judgments based on available information and experience. Actual results could differ from our estimates under different assumptions and conditions. If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted. For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2009 and Note 1 to our condensed consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations included in this report.

	For the three months ended
(Amounts in thousands)	April 3, 2010	April 4, 2009
	(unaudited)	(unaudited)
Net Sales
Siding, Fencing, and Stone	$117,668	$108,460
Windows and Doors	86,537	74,291
Operating earnings (loss)
Siding, Fencing, and Stone	10,514	(7,517)
Windows and Doors	(10,756)	(21,682)
Unallocated	(3,461)	(3,609)
Foreign currency gain (loss)
Windows and Doors	104	(88)
Interest expense, net
Siding, Fencing, and Stone	43	55
Windows and Doors	(46)	1
Unallocated	(33,951)	(33,747)
Income tax (provision) benefit
Unallocated	(6,532)	11,049
Gain on extinguishment of debt
Unallocated	98,187	-

Net income (loss)	$54,102	$(55,538)

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

Siding, Fencing and Stone Segment

(Amounts in thousands)	For the three months ended
	April 3, 2010		April 4, 2009
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$117,668	100%	$108,460	100%
Cost of products sold	90,294	76.7%	95,475	88.0%
Gross profit	27,374	23.3%	12,985	12.0%
SG&A expense	14,729	12.5%	18,372	16.9%
Amortization of intangible assets	2,131	1.8%	2,130	2.0%
Operating earnings (loss)	$10,514	8.9%	$(7,517)	-6.9%

Net Sales

Net sales for the three months ended April 3, 2010 increased compared to the same period in 2009 by approximately $9.2 million, or 8.5%.  The increase in net sales was driven by improved industry wide market conditions in new construction as single family housing starts increased favorably impacting demand for our products.  According to the U.S. Census Bureau, fourth quarter 2009 and first quarter 2010 single family housing starts were estimated to increase by approximately 1.5% and 46.0% respectively from actual levels achieved in the fourth quarter of 2008 and the first quarter of 2009.  The increase in net sales that resulted from improved market conditions in new construction were partially offset by overall market softness in repair and remodeling expenditures.  According to the Joint Center for Housing Studies of Harvard University’s leading indicator of remodeling activity (LIRA) index, repair and remodeling activity declined in the first quarter of 2010 as compared to the first quarter of 2009.

Cost of Products Sold

Cost of products sold for the three months ended April 3, 2010 decreased compared to the same period in 2009 by approximately $5.2 million, or 5.4%.  The decrease in cost of products sold was driven by lower material cost due to the termination of an aluminum supply agreement in early 2009, which resulted in abnormally high aluminum material cost charged to cost of products sold in the first quarter of 2009. The decrease in cost of products sold was partially offset by increased sales as discussed above.  In addition, we incurred $1.3 million less expense associated with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on initial stocking orders for the three months ended April 3, 2010 as compared to the same period in 2009.  Gross profit percentage for the three months ended April 3, 2010 increased from the same period in 2009 from 12.0% to 23.3%.  The improvement in gross profit percentage resulted from lower aluminum material cost and new customer buy-back expense as previously discussed. In addition, our gross profit percentage improved as a result of management’s initiatives to reduce fixed expenses including the consolidation of the majority of the production from the Company’s vinyl siding plant in Kearney, Missouri, into its other three remaining vinyl siding plants which was completed in the second quarter of 2009.

Selling, general and administrative expenses

SG&A expenses for the three months ended April 3, 2010 decreased compared to the same period in 2009 by approximately $3.6 million, or 19.8%.  The decrease in SG&A expense was primarily caused by lower marketing expenses related to our brand conversion from Alcoa Home Exteriors to Mastic Home Exteriors during the first quarter of 2009.  The Company reduced administrative and other fixed expenses in light of current market conditions and incurred lower restructuring and integration expense which totaled approximately $0.1 million for the first quarter of 2010 as compared to approximately $1.2 million for the same period in 2009.

Amortization of intangible assets

Amortization expense for the three months ended April 3, 2010 was consistent with the same period in 2009.

Windows and Doors Segment

(Amounts in thousands)	For the three months ended
	April 3, 2010		April 4, 2009
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$86,537	100%	$74,291	100%
Cost of products sold	77,014	89.0%	74,216	99.9%
Gross profit	9,523	11.0%	75	0.1%
SG&A expense	15,625	18.1%	18,981	25.5%
Amortization of intangible assets	4,654	5.4%	2,776	3.7%
Operating loss	(10,756)	-12.4%	(21,682)	-29.2%
Currency transaction gain (loss)	$104	0.1%	$(88)	-0.1%

Net Sales

Net sales for the three months ended April 3, 2010 increased compared to the same period in 2009 by approximately $12.2 million, or 16.5%.  The increase in net sales resulted from higher demand for our window and door products due to higher sales of our new construction window and door products resulting from U.S. single family housing starts increases as previously discussed.  In addition, sales of our window and door products in western Canada were favorably impacted by market wide increased demand that resulted from increased housing starts in Alberta, Canada.  According to the Canadian Mortgage and Housing Corporation (CMHC) housing starts in Alberta, Canada were estimated to have increased by 126.9% in the first quarter of 2010 as compared to the same period in 2009. Our unit shipments of windows and doors in the U.S. increased 7.8% in the first three months of 2010 as compared to the same period in 2009, while our unit shipments of windows and doors in western Canada increased by 48.9% in the first three months of 2010 as compared to the same period in 2009.

Cost of Products Sold

Cost of products sold for the three months ended April 3, 2010 increased compared to the same period in 2009 by approximately $2.8 million, or 3.8%.  The increase in cost of products sold was due to increased sales as discussed above. Gross profit as a percentage of sales increased from 0.1% in 2009 to 11.0% in 2010.  The improvement in gross profit percentage resulted from lower fixed manufacturing costs due to the closure of the Company’s Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi window plants during 2009 and realigned production within its three west coast window plants, including the realignment of window lineal production during 2009.  Also, impacting our gross profit were the initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers which were $0.0 million in 2010 as compared to $0.2 million for 2009.

Selling, general and administrative expenses

SG&A expenses for the three months ended April 3, 2010 decreased compared to the same period in 2009 by approximately $3.4 million, or 17.7%.  The decrease in SG&A expense was due to lower administrative and other fixed expenses that have been reduced in light of current market conditions. In addition, the Company incurred $2.7 million lower restructuring and integration expense for the first quarter of 2010 as compared to the same period in 2009.

Amortization of intangible assets

Amortization expense for the three months ended April 3, 2010 increased compared to the same period in 2009 by approximately $1.9 million due to the change in the estimated lives of certain tradenames.  During the quarter ended April 3, 2010, the Company decreased the life of certain trademarks to 3 years (applied prospectively) as a result of future marketing plans regarding the use of the trademarks.

Unallocated Operating Earnings, Interest, and (Provision) Benefit for Income Taxes

	For the three months ended
(Amounts in thousands)	April 3, 2010	April 4, 2009
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(3,452)	$(3,609)
Amortization of intangible assets	(9)	-
Operating loss	(3,461)	(3,609)
Interest expense	(33,960)	(33,756)
Interest income	9	9
Gain on extinguishment of debt	98,187	-
(Provision) benefit for income taxes	$(6,532)	$11,049

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended April 3, 2010 decreased by approximately $0.2 million compared to the same period in 2009 primarily due to lower professional fees.

Interest expense

Interest expense for the three months ended April 3, 2010 increased by approximately $0.2 million over the same period in 2009 due to interest of approximately $0.5 million on the additional $25.0 million of 11.75% Senior Secured Notes issued in October 2009, interest of approximately $0.2 million due to the amortization of the bond discount associated with the additional $25.0 million of 11.75% Senior Secured Notes, and an increase of approximately $0.5 million due to a higher interest rate on ABL borrowings, partially offset by approximately $1.0 million of financing costs expensed as interest in 2009.

Gain on extinguishment of debt

As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, the Company recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  As a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of the Company’s controlling stockhoder in exchange for equity valued at approximately $114.9 million on February 12, 2010, the Company recognized a gain on extinguishment of approximately $100.4 million including the write off of unamortized debt issuance costs of approximately $3.5 million.  The net $98.2 million gain on debt extinguishment was recorded within other income (expense) separately in the condensed consolidated statement of operations for the period ended April 3, 2010.

Income taxes

The income tax provision for the three months ended April 3, 2010 increased by approximately $17.6 million over the same period in 2009.  The Company's pre-tax income for the quarter ended April 3, 2010, included a $98.2 million gain on extinguishment of debt in which the majority of this gain was recognized during 2009 for income tax purposes.   The Company’s pre-tax loss for the quarter ended April 3, 2010 adjusting for the extinguishment gain was $37.6 million compared to a pre-tax loss of $66.6 million for the quarter ended April 4, 2009.  Therefore, the reason for the increase in the tax provision relates to the favorable operating performance during the first quarter of 2010 in which pre-tax loss improved $29.0 million.  The reason for an income tax expense despite the pre-tax loss relates to state income taxes as well as income taxes for Ply Gem Canada.  For the quarter ended April 3, 2010, the Company’s estimated effective income tax rate for the full year was approximately 11.4%, which varied from the statutory rate primarily due to state tax expense, a decrease in the valuation allowance, and for cancellation of debt income offset by a repurchase premium and original issue discount.  During the quarter ended April 4, 2009, the Company’s effective tax rate was 16.5% which was consistent with the Company’s expectations for the full 2009 fiscal year.

During February 2010, certain affiliates of the Company’s controlling stockholder contributed approximately $218.8 million aggregate principal amount of 9% Senior Subordinated Notes to Ply Gem Holdings in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  Prior to this $218.8 million contribution to Ply Gem Holdings, the affiliates of the Company’s controlling stockholder initially transferred the notes to Ply Gem Prime, the Company’s ultimate parent, which then contributed the notes to Ply Gem Holdings.  As a result of these debt transactions, the Company recognized $35.3 million of additional cancellation of indebtedness income (“CODI”) for income tax purposes during the quarter ended April 3, 2010.  During the quarter ended April 4, 2009, affiliates of the Company’s controlling stockholder purchased a majority of the 9% Senior Subordinated Notes.  The Company determined that approximately $95.7 million would be considered CODI for the quarter ended April 4, 2009 as the acquiring party was deemed a related party for income tax purposes.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”).  Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of CODI arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010.  For debt acquired in 2009, the CODI can be deferred for five years and then included in taxable income ratably over the next five years.  The CODI deferral and inclusion periods for debt acquired during 2010 would be four years.  If this election is made by September 2010 for debt acquired in 2009 or September 2011 for debt acquired during 2010, the Company would be required to defer the deduction of all or a substantial portion of any “original issue discount” (“OID”) expenses as well as the CODI.  These OID deductions also would be deferred until 2014 and the Company would be allowed to deduct these costs ratably over the same four or five-year period.  The Company does not currently plan to defer the 2009 or 2010 CODI.

In addition to the $35.3 million of 2010 CODI income recognized for income tax purposes, the Company recognized a repurchase premium deduction of approximately $10.3 million and an OID deduction of approximately $17.8 million in conjunction with the debt transactions occurring during the quarter ended April 3, 2010.  These deductions partially offset the CODI that was recognized for income tax purposes in the quarter ended April 3, 2010.  The remaining $7.2 million of CODI was offset during the quarter ended April 3, 2010 by net operating losses.

Liquidity and Capital Resources

During the three months ended April 3, 2010, cash and cash equivalents increased approximately $14.6 million compared to $31.7 million as of April 3, 2010, reflecting increased borrowings on the ABL Facility due to our seasonal working capital needs.

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

Our primary cash needs are for working capital, capital expenditures and debt service.  As of April 3, 2010, our annual interest charges for debt service, including the ABL Facility, are estimated to be approximately $108.5 million.  We do not have any scheduled debt maturities until 2013.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures are estimated to be approximately 1.4% to 1.6% of net sales on an annual basis.  As of April 3, 2010, our purchase commitments for inventory are approximately $65.0 million.  We finance these cash requirements through internally generated cash flow and funds borrowed under the ABL Facility.

The Company’s specific cash flow movement for the three months ended April 3, 2010 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the three months ended April 3, 2010 was approximately $21.4 million.  Net cash used in operating activities for the three months ended April 4, 2009 was approximately $48.7 million.  The decrease in cash used in operating activities for the first quarter of 2010 as compared to 2009 first quarter was primarily caused by favorable working capital changes for accounts payable.  Throughout the past twelve months, the Company has closely monitored their payment terms to maintain and improve liquidity especially during the fourth and first quarters when weather impacts the Company’s business.

Cash used in investing activities

Net cash used in investing activities for the three months ended April 3, 2010 was approximately $3.0 million.  Net cash used in investing activities for the three months ended April 4, 2009 was approximately $2.4 million.  The cash used in investing activities for both periods was primarily used for capital expenditures.

Cash provided by financing activities

Net cash provided by financing activities for the three months ended April 3, 2010 was approximately $39.0 million, primarily from revolver borrowings of $40.0 million and proceeds from long-term debt of approximately $145.7 million, offset by the approximate $141.2 redemption of 9% Senior Subordinated Notes, and debt issuance costs of approximately $4.9 million. Net cash provided by financing activities for the three months ended April 4, 2009 was approximately $10.0 million and consisted primarily of proceeds from ABL borrowings.

The Company’s specific debt instruments and terms are described below:

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of 11.75% senior secured notes due 2013 (the “Senior Secured Notes”) at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under the then existing senior secured credit facility of approximately $676.2 million of term loan borrowings and approximately $15.0 million of revolver borrowings.  The Senior Secured Notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum.  Interest will be paid semi-annually on June 15 and December 15 of each year.  On October 23, 2009, Ply Gem Industries issued an additional $25.0 million of its Senior Secured Notes in a private placement transaction.  The net proceeds of $20.0 million were utilized for general corporate purposes.  The additional $25.0 million of Senior Secured Notes has the same terms and covenants as the initial $700.0 million of Senior Secured Notes.

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

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, the Company and the subsidiaries of Ply Gem Industries entered into a new senior secured asset-based revolving credit facility (the “ABL Facility”).  The ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and United States dollars by Ply Gem Canada.

The ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  The Company had borrowings of $65.0 million and $25.0 million outstanding under the ABL Facility as of April 3, 2010 and December 31, 2009, respectively.  As of April 3, 2010, Ply Gem Industries had approximately $103.3 million of contractual availability and approximately $63.5 million of borrowing base availability under the ABL Facility, reflecting $65.0 million of borrowings outstanding and approximately $6.7 million of letters of credit issued.

The interest rates applicable to loans under the ABL Facility are, at the Company’s option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of April 3, 2010, the Company’s interest rate on the ABL Facility was approximately 6.0%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1:1.0 if the Company’s borrowings under the ABL Facility exceed certain levels.  The fixed charge coverage was not applicable at any point during 2009 or in the first quarter of 2010.

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

All obligations under the ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Ply Gem Industries and the Guarantors, including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing and a second-priority security interest in, and mortgages on, substantially all of Ply Gem Industries’ material owned real property and equipment and all assets that secure the Senior Secured Notes on a first-priority basis.  In addition to being secured by the collateral securing the obligations of Ply Gem Industries under the domestic collateral package, the obligations of Ply Gem Canada, which is a borrower under the Canadian sub-facility under the ABL Facility, are also secured by a first-priority security interest in substantially all of the assets of such Canadian subsidiary, plus additional mortgages in Canada, and a pledge by Ply Gem Industries of the remaining 35% of the equity interests of Ply Gem Canada pledged only to secure the Canadian sub-facility.

9% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its senior subordinated notes due 2012, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August 2004, in connection with the MW acquisition, Ply Gem Industries issued an additional $135.0 million of 9% Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding and its subsidiaries.  Ply Gem Industries pays interest semi-annually on February 15 and August 15 of each year.  As of December 31, 2009, certain affiliates of the Company’s controlling stockholder owned approximately $281.4 million of the outstanding 9% Senior Subordinated Notes.

In connection with the issuance of $150.0 million aggregate principal amount of 13.125% Senior Subordinated Notes due 2014 on January 11, 2010, Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  The Company accounted for this transaction as a debt extinguishment.  In addition this debt extinguishment, approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the Company’s controlling stockholder were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime Holdings, the Company’s indirect parent company.  Such notes were then transferred to Ply Gem Holdings and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  As such, these 9% Senior Subordinated Notes were not outstanding as of April 3, 2010.

Gain on extinguishment of debt

As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, the Company recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of the Company’s controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, the Company recognized a gain on extinguishment of approximately $100.4 million, including the write off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million net gain on debt extinguishment was recorded within other income (expense) separately in the condensed consolidated statement of operations for the period ended April 3, 2010.

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

In order to meet these liquidity requirements as well as other anticipated liquidity needs in the normal course of business, as of April 3, 2010 we had cash and cash equivalents of approximately $31.7 million, $103.3 million of contractual availability under the ABL Facility and approximately $63.5 million of borrowing base availability.  Management currently anticipates that these amounts, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in the Company’s Annual Report on Form 10-K, the Company has a potential obligation related to certain tax issues of approximately $9.8 million, including interest of approximately $1.3 million.  The timing of the potential tax payments is unknown.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. These statements are only predictions.  Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and the “Risk Factors” and other cautionary statements included herein.

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  We undertake no obligation to update the forward-looking statements in this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $175.0 million as of April 3, 2010, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility is fully drawn as of April 3, 2010, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.4 million per year.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three month period ended April 3, 2010, the net impact of foreign currency changes to the Company’s results of operations was a gain of $0.1 million.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s (deficit) of approximately $1.3 million for the three months ended April 3, 2010.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At April 3, 2010, we did not have any outstanding foreign currency hedging contracts.

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

Consumer and Commercial Credit

As general economic conditions in the United States have deteriorated significantly over the past two years, the availability of consumer and commercial credit has tightened.  As such, the Company has increased its focus on the credit worthiness of our customers.  These procedures are necessary to ensure that our allowance for doubtful accounts is adequate and that we are performing proper due diligence prior to initiating sales.  We will continue to monitor these statistics over the next year to ensure that issues, if any, are identified in a timely manner to reduce risk and minimize the Company's bad debt exposure.  If general economic conditions continue to worsen, additional reserves may be necessary.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of April 3, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 3, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exhange Commission's rules and forms.  There have been no changes in our internal control over financial reporting during the three month period ended April 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.                                EXHIBITS

(a)      Exhibits

Exhibit No.	Description of Exhibits
4.1	Indenture, dated as of January 11, 2010, among Ply Gem Industries, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.19 to the Company's Form 10-K, dated March 19, 2010 (File No. 333-114041-07)).

4.2	Registration Rights Agreement, dated January 11, 2010, among Ply Gem Industries, Inc., the Guarantors party thereto and the initial purchasers named in the purchase agreement (incorporated by reference from Exhibit 4.20 to the Company's Form 10-K, dated March 19, 2010 (File No. 333-114041-07)).

10.1	Purchase Agreement, dated January 6, 2010, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., each of the direct and indirect domestic subsidiaries of Ply Gem Industries, Inc. and the initial purchasers named therein (incorporated by reference from Exhibit 10.24 to the Company's Form 10-K, dated March 19, 2010 (File No. 333-114041-07)).

* 31.1	Certification by President and Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

* 31.2	Certification by Vice President and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

* 32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* 32.2	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date: May 17, 2010
By: /s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date: May 17, 2010
By: /s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer,
Treasurer and Secretary