Form 10-Q
period 2010-07-03
PLY GEM HOLDINGS INC
filed 2010-08-06
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010
or
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
Yes [   ]  No [X] *

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]  No [X]

As of August 6, 2010, there were 100 shares of common stock, $0.01 par value, outstanding.

* The registrant became subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934 on May 27, 2010.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED JULY 3, 2010

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations -
	Three months ended July 3, 2010 and July 4, 2009	2

	Condensed Consolidated Statements of Operations -
	Six months ended July 3, 2010 and July 4, 2009	3

	Condensed Consolidated Balance Sheets -
	July 3, 2010 and December 31, 2009	4

	Condensed Consolidated Statements of Cash Flows -
	Six months ended July 3, 2010 and July 4, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	And Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	48

PART II – OTHER INFORMATION

Item 6.	Exhibits	49

Signatures		50

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
(Amounts in thousands)	July 3, 2010	July 4, 2009

Net sales	$301,660	$260,576
Costs and expenses:
Cost of products sold	231,085	197,831
Selling, general and administrative expenses	33,499	36,008
Amortization of intangible assets	6,791	4,912
Total costs and expenses	271,375	238,751
Operating earnings	30,285	21,825
Foreign currency gain (loss)	122	(70)
Interest expense	(30,207)	(33,124)
Interest income	55	83
Income (loss) before provision (benefit) for income taxes	255	(11,286)
Provision (benefit) for income taxes	664	(3,307)
Net loss	$(409)	$(7,979)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended
(Amounts in thousands)	July 3, 2010	July 4, 2009

Net sales	$505,865	$443,327
Costs and expenses:
Cost of products sold	398,393	367,522
Selling, general and administrative expenses	67,305	76,970
Amortization of intangible assets	13,585	9,818
Total costs and expenses	479,283	454,310
Operating earnings (loss)	26,582	(10,983)
Foreign currency gain (loss)	226	(158)
Interest expense	(64,214)	(66,880)
Interest income	108	148
Gain on extinguishment of debt	98,187	-
Income (loss) before provision (benefit) for income taxes	60,889	(77,873)
Provision (benefit) for income taxes	7,196	(14,356)
Net income (loss)	$53,693	$(63,517)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	July 3, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$9,660	$17,063
Accounts receivable, less allowances of $5,236 and $5,467, respectively	145,212	94,428
Inventories:
Raw materials	48,745	39,787
Work in process	27,902	23,343
Finished goods	42,657	34,950
Total inventory	119,304	98,080
Prepaid expenses and other current assets	17,692	19,448
Deferred income taxes	-	5,762
Total current assets	291,868	234,781
Property and Equipment, at cost:
Land	3,730	3,732
Buildings and improvements	35,784	35,687
Machinery and equipment	266,268	261,319
Total property and equipment	305,782	300,738
Less accumulated depreciation	(176,252)	(159,036)
Total property and equipment, net	129,530	141,702
Other Assets:
Intangible assets, net	160,479	174,064
Goodwill	392,725	392,838
Deferred income taxes	3,593	2,716
Other	32,026	35,932
Total other assets	588,823	605,550
	$1,010,221	$982,033
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$76,133	$52,833
Accrued expenses and taxes	83,230	72,423
Total current liabilities	159,363	125,256
Deferred income taxes	2,936	4,211
Other long term liabilities	63,861	65,651
Long-term debt due to related parties	-	281,376
Long-term debt	932,560	819,021

Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	321,646	209,939
Accumulated deficit	(470,052)	(523,745)
Accumulated other comprehensive income (loss)	(93)	324
Total stockholder's deficit	(148,499)	(313,482)
	$1,010,221	$982,033

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
(Amounts in thousands)	July 3, 2010	July 4, 2009

Cash flows from operating activities:
Net income (loss)	$53,693	$(63,517)
Adjustments to reconcile net income (loss) to cash
used in operating activities:
Depreciation and amortization expense	31,165	28,084
Non-cash interest expense, net	5,038	4,115
(Gain) loss on foreign currency transactions	(226)	158
Gain on extinguishment of debt	(98,187)	-
Deferred income taxes	3,565	(12,297)
Other	28	(4)
Changes in operating assets and liabilities:
Accounts receivable, net	(50,880)	(45,450)
Inventories	(21,310)	29,994
Prepaid expenses and other assets	539	(3,638)
Accounts payable	23,350	1,226
Accrued expenses and taxes	10,266	10,522
Cash payments on restructuring liabilities	(1,640)	(3,913)
Other	185	(234)
Net cash used in operating activities	(44,414)	(54,954)
Cash flows from investing activities:
Capital expenditures	(5,514)	(3,930)
Proceeds from sale of assets	52	70
Other	-	(109)
Net cash used in investing activities	(5,462)	(3,969)
Cash flows from financing activities:
Proceeds from long-term debt	145,709	-
Net revolver borrowings	45,000	20,000
Payments on long-term debt	(141,191)	-
Debt issuance costs paid	(4,919)	(25)
Tax payments on behalf of parent	(1,532)	-
Equity contributions	2,428	-
Equity repurchases	(2,978)	-
Net cash provided by financing activities	42,517	19,975
Impact of exchange rate movements on cash	(44)	141
Net decrease in cash and cash equivalents	(7,403)	(38,807)
Cash and cash equivalents at the beginning of the period	17,063	58,289
Cash and cash equivalents at the end of the period	$9,660	$19,482

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2009 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2010 through July 3, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

Prior to January 11, 2010, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), which was wholly owned by Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”).   Ply Gem Investment Holdings was incorporated on January 23, 2004 for the purpose of acquiring Ply Gem Industries, Inc. (“Ply Gem Industries”) from Nortek, Inc. (“Nortek”).  The Ply Gem acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries to Ply Gem Holdings, an affiliate of CI Capital Partners LLC pursuant to the terms of the stock purchase agreement among Ply Gem Investment Holdings, Nortek, and WDS LLC, dated as of December 19, 2003, as amended.  Prior to February 12, 2004, the date of the Ply Gem acquisition, Ply Gem Holdings had no operations and Ply Gem Industries was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek.  On February 24, 2006, in connection with the acquisition of Alenco, a new holding company, Ply Gem Prime Holdings, was formed pursuant to a merger involving Ply Gem Investment Holdings.  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime as the surviving corporation.  As a result, each outstanding share of senior preferred stock of Ply Gem Investment Holdings was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime.  As a result, Ply Gem Holdings is currently a wholly owned subsidiary of Ply Gem Prime.

The condensed consolidated balance sheet at December 31, 2009 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations for the three and six month periods ended July 3, 2010 and July 4, 2009, the condensed consolidated statements of cash flows for the six month periods ended July 3, 2010 and July 4, 2009, and the condensed consolidated balance sheets for the Company as of July 3, 2010 and December 31, 2009.

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

Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.  During the quarter ended July 3, 2010, the Company’s certificates of deposit for approximately $0.6 million matured and were converted to cash.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales may cause actual results to differ from estimates at the time such inventory is disposed or sold.   As of July 3, 2010, the Company had inventory purchase commitments of approximately $37.8 million.  Inventory reserves were approximately $7.1 million at July 3, 2010, increasing approximately $0.4 million compared to the December 31, 2009 reserve balance of approximately $6.7 million.

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

As of December 31, 2009, the Company determined that the continued decline in the U.S. housing market required a re-evaluation of the Company’s forecasts.  The Company tested for impairment using the “Step One” test for asset groups held and used, and determined that further impairment testing of the fair value of the asset groups (under “Step Two”) was not necessary at December 31, 2009 because the undiscounted cash flows exceeded the carrying values of the long-lived asset groups.  There were no indications of impairment during the quarter ended July 3, 2010.

The Company tests for long-lived asset impairment at the following asset group levels: i) Siding, Fencing, and Stone (“Siding”), ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), and iii) Ply Gem Canada (formerly known as CWD Windows and Doors, Inc.) in the Windows and Doors segment.  For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  Ply Gem concluded that the lowest level for identifiable cash flows is Siding, US Windows and Ply Gem Canada.   This is one level below the segment reporting unit of “Windows and Doors” and reflects the lowest level of identifiable cash flows.  Management believes that the US Windows unit cannot be further broken down as a result of the 2008 US Windows reorganization.  As a result, Ply Gem now markets themselves to US Windows customers as one company rather than separate companies.  In addition, certain manufacturing facilities provide inventory to multiple window divisions for assembling the final products.  Therefore, from an economic standpoint, the Company evaluates the cash flows as a group rather than at the divisional levels.  The US Windows and Ply Gem Canada financial data is the lowest level of reliable information that is prepared and reviewed by management on a consistent basis.  The Company made a similar conclusion for Siding as its product lines are grouped at the Siding level as there are interdependencies between products.

Goodwill

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indications of impairment during the quarter ended July 3, 2010 that would trigger an interim impairment test.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs, net of accumulated amortization, were approximately $23.0 million and $27.3 million at July 3, 2010 and December 31, 2009, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets.  Amortization of debt issuance costs for the three and six month periods ended July 3, 2010 and July 4, 2009 amounted to approximately $1.5 million and $3.5 million, and approximately $1.8 million and $3.6 million, respectively and are recorded in interest expense in the accompanying condensed consolidated statements of operations.

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

For the three month periods ended July 3, 2010 and July 4, 2009, the Company recorded a gain from foreign currency transactions of approximately $0.1 million and a loss from foreign currency transactions of approximately $0.1 million, respectively.  For the six month periods ended July 3, 2010 and July 4, 2009, the Company recorded a gain from foreign currency transactions of approximately $0.2 million and a loss from foreign currency transactions of approximately $0.2 million, respectively.  As of July 3, 2010, and December 31, 2009, accumulated other comprehensive income included a currency translation adjustment of approximately $3.7 million and $4.1 million, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

				Significant
(Amounts in thousands)				Other	Significant
		Fair	Quoted Prices	Observable	Unobservable
	Carrying	Value	in Active Markets	Inputs	Inputs
	Value *	Total	(Level 1)	(Level 2)	(Level 3)
As of July 3, 2010:
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$154,875	$154,875	$-	$-
Senior Secured Notes-11.75%	725,000	759,438	759,438	-	-
	$875,000	$914,313	$914,313	$-	$-

As of December 31, 2009:
Assets:
Certificates of deposit	$600	$600	$600	$-	$-
Liabilities:
Senior Subordinated Notes-9%	$360,000	$302,400	$302,400	$-	$-
Senior Secured Notes-11.75%	725,000	725,000	725,000	-	-
	$1,085,000	$1,027,400	$1,027,400	$-	$-

* Carrying values exclude unamortized premiums and discounts for long-term debt.

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

In June 2009, the FASB revised the authoritative guidance for consolidating variable interest entities, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance and is effective for the Company beginning October 3, 2010. The Company is currently evaluating the impact the adoption of this guidance will have on the consolidated financial statements.

In January 2010, the FASB issued authoritative guidance which requires additional disclosures about transfers between Levels 1 and 2 of the fair value hierarchy and disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. This guidance was effective for the Company in the first quarter, except for the Level 3 activity disclosures, which are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance, which impacts any fair value disclosures, is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  There was no goodwill impairment at December 31, 2009 and no impairment indicators which would trigger an interim impairment test during the quarter ended July 3, 2010.

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

The reporting unit goodwill balances were as follows as of July 3, 2010 and December 31, 2009:

(Amounts in thousands)
	July 3, 2010	December 31, 2009
Windows and Doors	$72,618	$72,731
Siding, Fencing and Stone	320,107	320,107
	$392,725	$392,838

The decrease in goodwill during the six months ended July 3, 2010 was due to currency translation adjustments of approximately $0.1 million.

3.  INTANGIBLE ASSETS

The following table presents the components of intangible assets as of July 3, 2010 and December 31, 2009:

	Weighted
	Average
	Amortization
(Amounts in thousands)	Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of July 3, 2010
Patents	14	$12,770	$(5,947)	$6,823
Trademarks/tradenames	11	85,644	(28,179)	57,465
Customer relationships	13	158,158	(62,451)	95,707
Other	4	1,631	(1,147)	484
Total intangible assets		$258,203	$(97,724)	$160,479

As of December 31, 2009
Patents	14	$12,770	$(5,477)	$7,293
Trademarks/tradenames	15	85,644	(21,475)	64,169
Customer relationships	13	158,158	(56,249)	101,909
Other	4	1,631	(938)	693
Total intangible assets		$258,203	$(84,139)	$174,064

Amortization expense for the remainder of 2010 and for fiscal years 2011, 2012, 2013, and 2014 is estimated to be approximately $13.5 million, $26.7 million, $26.6 million, $16.5 million, and $15.1 million, respectively.  During the six months ended July 3, 2010, the Company decreased the remaining useful life of certain trademarks in the Windows and Doors segment to 3 years (applied prospectively) as a result of future marketing plans regarding the use of these trademarks.  The Company determined that the trademarks’ undiscounted cash flows over the abbreviated 3 year period exceeded the carrying value of these trademarks.  As a result, there was no further impairment test conducted for these trademarks.  For the three months and six months ended July 3, 2010, the Company incurred approximately $1.9 million and $3.8 million, respectively, of increased amortization expense compared to the three months and six months ended July 4, 2009.

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net income (loss)	$(409)	$(7,979)	$53,693	$(63,517)
Foreign currency translation adjustment	(1,731)	1,605	(417)	1,197
Comprehensive income (loss)	$(2,140)	$(6,374)	$53,276	$(62,320)

5.  LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at July 3, 2010 and December 31, 2009 consists of the following:

(Amounts in thousands)	July 3, 2010	December 31, 2009

Senior secured asset based revolving credit facility	$70,000	$25,000
9% Senior subordinated notes due 2012, net of
unamortized premium of $0 and $105	-	360,105
11.75% Senior secured notes due 2013, net of
unamortized discount of $8,551 and $9,708	716,449	715,292
13.125% Senior subordinated notes due 2014, net of
unamortized discount of $3,889 and $0	146,111	-
	$932,560	$1,100,397
Less:
9% Senior subordinated notes due to related parties
including unamortized premium of $0 and $82	-	281,376
	$932,560	$819,021

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

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets. In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00. In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding, debt pursuant to a general debt basket in an aggregate amount not to exceed $25.0 million at any one time outstanding and the refinancing of other debt under certain circumstances. As of July 3, 2010 and December 31, 2009, Ply Gem Industries had $5.0 million of availability under its general debt basket following the October 2009 issuance of additional Senior Secured Notes. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $0.5 million in any calendar year and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

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

In addition, the Company’s stock ownership in its subsidiaries collateralizes the Senior Secured Notes to the extent that such equity interests and other securities can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission.  As of July 3, 2010, no subsidiary’s stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

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

In July 2009, the Company amended the ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million. As a condition to this availability increase, the applicable margins payable on the loans were increased and made subject to certain minimums. The July 2009 amendment also changed both the availability threshold for certain cash dominion events and compliance with the fixed charge coverage ratio and other covenants.

In October 2009, the Company amended the ABL Facility to allow for the issuance of the additional $25.0 million Senior Secured Notes and to permit certain refinancing transactions with respect to the 9% Senior Subordinated Notes due 2012 (the “9% Senior Subordinated Notes”). The October amendment also permits Ply Gem Industries to issue equity securities to Ply Gem Holdings, its parent. The October 2009 amendment did not affect the $175.0 million availability amount or the applicable interest rate margins under the ABL Facility.

The ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  The Company had borrowings of $70.0 million and $25.0 million outstanding under the ABL Facility as of July 3, 2010 and December 31, 2009, respectively.  As of July 3, 2010, Ply Gem Industries had approximately $99.3 million of contractual availability and approximately $90.1 million of borrowing base availability under the ABL Facility, reflecting $70.0 million of borrowings outstanding and approximately $5.7 million of letters of credit issued.

The interest rates applicable to loans under the ABL Facility are, at the Company’s option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of July 3, 2010, the Company’s interest rate on the ABL Facility was approximately 6.0%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1 to 1.0 if the Company’s excess availability is less than the greater of (a) 15% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million. The fixed charge coverage ratio was not applicable at any point during the six months ended July 3, 2010.

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

The ABL Facility contains certain covenants that limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets. In particular, the Company is permitted to incur additional debt in limited circumstances, including permitted subordinated indebtedness in an aggregate principal amount not to exceed $50.0 million at any time outstanding (subject to the ability to incur additional permitted subordinated debt provided that immediately after giving effect to such incurrence excess availability is more than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the fixed charge coverage ratio), purchase money indebtedness in an aggregate amount not to exceed $15.0 million at any one time outstanding, debt of foreign subsidiaries (other than Canadian subsidiaries) in an aggregate amount not to exceed $2.5 million at any one time outstanding, unsecured debt in an aggregate amount not to exceed $50.0 million at any one time outstanding and the refinancing of other debt under certain circumstances. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay operating and other corporate overhead costs and expenses in the ordinary course of business in an aggregate amount not to exceed $2.0 million in any calendar year plus reasonable and customary indemnification claims of its directors and executive officers and to pay fees and expenses related to any unsuccessful debt or equity offering. Ply Gem Industries may also make additional payments to Ply Gem Holdings which may be used by Ply Gem Holdings to pay dividends or make other distributions on its stock under the ABL Facility so long as before and after giving effect to such dividend or other distribution excess availability is greater than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the consolidated fixed charge coverage ratio.

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its 9% Senior Subordinated Notes due 2012, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August 2004, in connection with the MW acquisition, Ply Gem Industries issued an additional $135.0 million of 9% Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding and its subsidiaries.  Ply Gem Industries paid interest semi-annually on February 15 and August 15 of each year.  As of December 31, 2009, certain affiliates of the Company’s controlling stockholder owned approximately $281.4 million of the outstanding 9% Senior Subordinated Notes.

In connection with the issuance of $150.0 million aggregate principal amount of 13.125% Senior Subordinated Notes due 2014 on January 11, 2010 (see description in corresponding section below), Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  The Company accounted for this transaction as a debt extinguishment.  In addition to this debt extinguishment, approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the Company’s controlling stockholder were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime Holdings, the Company’s parent company.  Such notes were then transferred to Ply Gem Holdings and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  As such, these 9% Senior Subordinated Notes were not outstanding as of July 3, 2010.

Gain on extinguishment of debt

As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, the Company recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of the Company’s controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, the Company recognized a gain on extinguishment of approximately $100.4 million, including the write off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million net gain on debt extinguishment was recorded within other income (expense) separately in the condensed consolidated statement of operations for the six months ended July 3, 2010.

13.125% Senior Subordinated Notes due 2014

On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes due 2014 (the “13.125% Senior Subordinated Notes”) at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its 9% Senior Subordinated Notes and to pay certain related costs and expenses.  The $150.0 million Senior Subordinated Notes will mature on July 15, 2014 and bear interest at the rate of 13.125% per annum.  Interest will be paid semi-annually on January 15 and July 15 of each year.

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

The indenture governing the 13.125% Senior Subordinated Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets. In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00. In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including, purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding, debt pursuant to a general debt basket in an aggregate amount not to exceed $25.0 million at any one time outstanding and the refinancing of other debt under certain circumstances. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $500,000 in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million. Ply Gem Industries may also pay dividends or make other distributions to Ply Gem Holdings so long as it can incur $1.00 of additional debt pursuant to the 2.00 to 1.00 consolidated interest coverage ratio test described above and so long as the aggregate amount of such dividend or distribution together with certain other dividends and distributions does not exceed 50% of consolidated net income plus certain other items.

On June 30, 2010, Ply Gem Industries completed its exchange offer with respect to the 13.125% Senior Subordinated Notes by exchanging $150.0 million 13.125% Senior Subordinated Notes, which were registered under the Securities Act, for $150.0 million of the issued and outstanding 13.125% Senior Subordinated Notes. Upon completion of the exchange offer, all issued and outstanding 13.125% Senior Subordinated Notes were registered under the Securities Act.

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan.

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Service cost	$40	$44	$80	$88
Interest cost	507	500	1,013	1,000
Expected return on plan assets	(453)	(366)	(906)	(732)
Amortization of loss	78	126	156	252
Net periodic expense	$172	$304	$343	$608

7.  COMMITMENTS AND CONTINGENCIES

Indemnification

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $6.6 million and $7.4 million at July 3, 2010 and December 31, 2009, respectively.  As of July 3, 2010 and December 31, 2009, the Company has recorded liabilities related to these indemnifications of approximately $2.9 million and $2.8 million, respectively, in current liabilities and $3.7 million and $4.6 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	July 3, 2010	December 31, 2009

Product claim liabilities	$2,882	$3,505
Multiemployer pension plan withdrawal liability	3,185	3,292
Other	577	599
	$6,644	$7,396

Warranty claims

The Company sells a number of products and offers a number of warranties on these products.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs expected to be incurred under its warranties and records a liability for such costs at the time of sale, which is recorded in both accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of July 3, 2010 and December 31, 2009, warranty liabilities of approximately $10.6 million and $10.4 million, respectively, have been recorded in current liabilities and approximately $32.8 million and $33.0 million, respectively, have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Balance, beginning of period	$43,224	$44,498	$43,398	$45,653
Warranty expense during period	3,741	3,612	6,592	6,527
Settlements made during period	(3,567)	(3,906)	(6,592)	(7,976)
Balance, end of period	$43,398	$44,204	$43,398	$44,204

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

8.  ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following:

(Amounts in thousands)	July 3, 2010	December 31, 2009

Insurance	$5,312	$5,210
Employee compensation and benefits	5,769	3,259
Sales and marketing	24,102	18,585
Product warranty	10,610	10,408
Short-term product claim liability	2,882	2,320
Accrued freight	920	466
Interest	14,623	16,844
Accrued pension	1,650	1,650
Accrued deferred compensation	2,081	2,081
Accrued taxes	4,452	1,993
Other	10,829	9,607
	$83,230	$72,423

During the quarter ended July 3, 2010, the Company agreed to repurchase the common and preferred stock of a former member of management for approximately $1.2 million pursuant to the terms of the Company’s stockholder agreement.  The related stock has been formally cancelled and, as of July 3, 2010, the Company owes this former member of management approximately $1.2 million.  As a result, the $1.2 million has been classified within accrued expenses and tax liabilities in the condensed consolidated balance sheet as of July 3, 2010.

Other long-term liabilities consist of the following:

(Amounts in thousands)	July 3, 2010	December 31, 2009

Insurance	$2,412	$2,714
Pension liabilities	8,569	8,802
Multi-employer pension withdrawal liability	3,185	3,292
Product warranty	32,788	32,990
Long-term product claim liability	-	1,185
Long-term deferred compensation	2,016	1,821
Liabilities for tax uncertainties	9,813	9,735
Other	5,078	5,112
	$63,861	$65,651

9.   RESTRUCTURING

In November 2008, the Company announced the closure of its Hammonton, New Jersey and Phoenix, Arizona window and door manufacturing facilities.  During December 2008, production began to shift to other locations and production ceased at Hammonton and Phoenix during 2009.  By shifting production to other facilities within the Company, the closures reduced costs and increased operating efficiencies.  Total costs are expected to be approximately $5.1 million, including approximately $0.7 million for personnel-related costs and approximately $4.4 million in other facilities-related costs, which include approximately $4.0 million in lease costs.

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

The following table summarizes the Company’s restructuring activity for the six months ended July 3, 2010:

(Amounts in thousands)	Accrued as of	Adjustments	Cash payments	Expensed	Accrued as of
	December 31, 2009	during 2010	during 2010	during 2010	July 3, 2010
Hammonton, NJ
Severance costs	$-	$-	$-	$-	$-
Other termination benefits	-	-	-	-	-
Contract terminations	1,873		(1,063)	53	863
Equipment removal and other	-	-	-	-	-
	$1,873	$-	$(1,063)	$53	$863

Phoenix, AZ
Severance costs	$-	$-	$-	$-	$-
Other termination benefits	-	-	-	-	-
Contract terminations	766	-	(368)	24	422
Equipment removal and other	-	-	-	-	-
	$766	$-	$(368)	$24	$422

Kearney, MO
Severance costs	$-	$-	$-	$-	$-
Equipment removal and other	-	-	(111)	111	-
	$-	$-	$(111)	$111	$-

Tupelo, MS
Severance costs	$-	$-	$-	$-	$-
Contract terminations	109	-	(98)	2	13
Equipment removal and other	-	-	-	-	-
	$109	$-	$(98)	$2	$13

The Company recorded restructuring costs in selling, general and administrative expenses in the periods and segments shown in the following table:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Siding, Fencing and Stone	$6	$985	$111	$1,719
Windows and Doors	-	2,646	-	5,210
	$6	$3,631	$111	$6,929

The Company also recorded in its Windows and Doors segment interest expense related to lease termination costs of approximately $32,000 and $79,000 for the three and six months ended July 3, 2010, respectively, and $70,000 and $70,000 for the three and six months ended  July 4, 2009, respectively.  The restructuring liabilities as of July 3, 2010 relate to lease termination costs.

10.   INCOME TAXES

Effective tax rate and debt transactions

Income taxes for interim periods have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate. In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company includes certain items treated as discrete events to arrive at an estimated overall tax amount.  For the six months ended July 3, 2010, the Company’s estimated effective income tax rate for the full year was approximately 11.8%, which varied from the statutory rate primarily due to state tax expense, a decrease in the valuation allowance, and to cancellation of debt income offset by a repurchase premium and original issue discount.

During February 2010, certain affiliates of the Company’s controlling stockholder contributed approximately $218.8 million aggregate principal amount of 9% Senior Subordinated Notes to Ply Gem Holdings in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  Prior to this $218.8 million contribution to Ply Gem Holdings, the affiliates of the Company’s controlling stockholder initially transferred the notes to Ply Gem Prime, the Company’s ultimate parent, which then contributed the notes to Ply Gem Holdings.  As a result of these debt transactions, the Company recognized $35.3 million of additional cancellation of indebtedness income (“CODI”) for income tax purposes during the six months ended July 3, 2010.  During the six months ended July 4, 2009, affiliates of the Company’s controlling stockholder purchased a majority of the 9% Senior Subordinated Notes.  The Company determined that approximately $95.7 million would be considered CODI for the six months ended July 4, 2009 as the acquiring party was deemed a related party for tax purposes.

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

Valuation allowance

As of July 3, 2010, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company currently has book goodwill of approximately $13.4 million that is not amortized which results in a deferred tax liability of approximately $2.9 million at July 3, 2010.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

Other tax considerations

During the six months ended July 4, 2009, the Company filed an amended federal income tax return for the year ended December 31, 2005 in order to adjust its net operating loss limitations.  The Company recorded the resulting income tax benefit as an income tax receivable of approximately $4.1 million.  As of July 3, 2010 and December 31, 2009, this amount has been recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.  During the third quarter of 2010, the Company received the approximate $4.0 million federal tax receivable.

The Worker, Homeownership, and Business Assistance Act of 2009 provided for a five year carryback of net operating losses for either 2008 or 2009 losses.  Additionally, the ninety percent limitation on the usage of alternative minimum tax net operating loss deductions was suspended during this extended carryback period.  The Company has prepared an amended 2008 carryback claim in order to receive a refund of the alternative minimum tax paid for tax years 2005 through 2007 totaling approximately $1.1 million, which has been recorded in prepaid expenses and other current assets in the consolidated balance sheets as of July 3, 2010 and December 31, 2009.

Tax uncertainties

Despite our belief that our tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities.  Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences.  The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.  During the six months ended July 3, 2010, the Company increased the tax contingency reserve by $0.1 million for interest related to previously recorded tax uncertainties.  The Company’s federal income tax returns for the tax years ended December 31, 2006, 2007 and 2008 are currently under examination by the Internal Revenue Service.  During the next 12 months, it is reasonably possible that the Company may reverse approximately $6.7 million of tax contingency reserves primarily related to additional federal and state taxes that have expiring statutes of limitations.

11.  STOCK-BASED COMPENSATION

Stock Option Plan

A rollforward of stock options outstanding during the six months ended July 3, 2010 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2010	334,044	$ 51.33	6.98
Granted	51,000	80.00	9.83
Forfeited or expired	(7,153)	-	-
Balance at July 3, 2010	377,891	$ 55.75	6.89

As of July 3, 2010, 99,194 options have vested, and the Company has approximately $1.1 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.31 years.

Other Share-Based Compensation

Upon completion of the acquisition of Ply Gem, the acquisition of MW and the acquisition of AWC Holding Company and its subsidiaries (collectively, “Alenco”), certain members of management made a cash contribution to Ply Gem Prime in exchange for shares of Ply Gem Prime’s common stock.   Ply Gem Prime is the sole shareholder of Ply Gem Holdings.

A rollforward of Ply Gem Prime’s common stock during the six months ended July 3, 2010 is as follows.

Common Stock Shares Owned by Management
Balance at January 1, 2010	642,895
Shares issued	9,387
Shares repurchased	(70,000)
Balance at July 3, 2010	582,282

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

In 2006, the Company converted all phantom common and preferred stock units into a cash account payable on a fixed schedule in years 2007 and beyond.  The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00.  From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans.  This portion of the account was paid to each party in a single lump-sum cash payment on January 31, 2007.  The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of senior preferred stock represented by such units.  This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment.  This portion of the account is payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control.  During the year ended December 31, 2009, the Company made cash phantom stock payments of approximately $1.8 million.  As of July 3, 2010  and December 31, 2009, the Company accrued on its consolidated balance sheet approximately $2.1 million and $2.1 million, respectively, in accrued expenses and taxes and approximately $2.0 million and $1.8 million, respectively in other long term liabilities for the phantom stock.

12.  SEGMENT INFORMATION

The Company’s operating segments are components of the business for which separate financial information is available and are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company has two reportable segments (which are also its operating segments):  1) Siding, Fencing, and Stone, and 2) Windows and Doors.  The operating earnings (loss) of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses.  Corporate unallocated income and expenses include items which are not directly attributed to or allocated to either of the reporting segments.  Such items include interest, legal costs, corporate payroll, and unallocated finance and accounting expenses. Corporate unallocated assets include debt issuance costs, cash and certain non-operating receivables.

The following is a summary of the Company’s segment information:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net Sales
Siding, Fencing, and Stone	$194,599	$165,613	$312,267	$274,073
Windows and Doors	107,061	94,963	193,598	169,254
	$301,660	$260,576	$505,865	$443,327

Operating earnings (loss)
Siding, Fencing, and Stone	$37,565	$27,758	$48,087	$20,236
Windows and Doors	(3,838)	(3,005)	(14,581)	(24,682)
Unallocated	(3,442)	(2,928)	(6,924)	(6,537)
	$30,285	$21,825	$26,582	$(10,983)

	Total assets as of
	July 3, 2010	December 31, 2009

Siding, Fencing, and Stone	$646,335	$604,753
Windows and Doors	319,119	333,876
Unallocated	44,767	43,404
	$1,010,221	$982,033

13.  RELATED PARTY TRANSACTIONS

The Company has entered into an advisory agreement with an affiliate of CI Capital Partners LLC, formerly Caxton-Iseman Capital, LLC (the “Caxton-Iseman Party”), which we refer to as the “General Advisory Agreement”.  The Caxton-Iseman Party provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.9 million and $0.7 million within selling, general, and administrative expenses for the three month periods ended July 3, 2010 and July 4, 2009, respectively, and approximately $1.1 million and $1.4 million within selling, general, and administrative expenses for the six month periods ended July 3, 2010 and July 4, 2009, respectively.

During February 2010, certain affiliates of the Company’s controlling stockholder contributed approximately $218.8 million aggregate principal amount of 9% Senior Subordinated Notes to Ply Gem Holdings in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  Prior to this $218.8 million contribution, the affiliates of the Company’s controlling stockholder initially transferred the notes to Ply Gem Prime, the Company’s ultimate parent, which then contributed the notes to Ply Gem Holdings.  As a result of these debt transactions, the Company paid interest to related parties of approximately $9.8 million during the six months ended July 3, 2010.  These interest payments have been recorded within interest expense in the Company’s condensed consolidated statement of operations.

During February and March 2010, the Company received equity contributions of approximately $1.2 million from certain members of management.  In addition, the Company repurchased equity of approximately $1.9 million from certain former members of management.

During May 2010, the Company received equity contributions of approximately $1.2 million from certain members of our Board, certain other affiliates of CI Capital Partners, and a member of management.  In addition, the Company repurchased equity of approximately $2.3 million from a former and an existing member of management.  As of July 3, 2010, approximately $1.2 million of this $2.3 million has been classified as a current liability in accrued expenses and taxes in the condensed consolidated balance sheet.

During June 2010, the Company made a state tax payment of approximately $1.5 million for Ply Gem Prime.  Ply Gem Prime incurred a state tax liability as a result of the 9% Senior Subordinated Note debt extinguishment and related contribution during the first quarter of 2010 in which Ply Gem Prime recognized a capital gain of approximately $13.3 million.  Ply Gem Prime is a holding company with no independent operating assets or liabilities other than its investment in the Company and therefore has no ability to make tax payments.  The Company recognized this payment as a return of capital in the Company’s condensed consolidated balance sheet as of July 3, 2010.

14.  SUBSEQUENT EVENT

On July 23, 2010, the Company signed an asset purchase agreement to sell substantially all of the assets associated with the operations at its Valencia, Pennsylvania plant for approximately $2.5 million.  The Company determined that the asset purchase amount approximated the carrying value of the asset on the Company’s condensed consolidated balance sheet as of July 3, 2010.

15.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes and 13.125% Senior Subordinated Notes were both issued by our direct subsidiary, Ply Gem Industries, and the Senior Secured Notes and the 13.125% Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of July 3, 2010 and December 31, 2009, and for the three and six month periods ended July 3, 2010 and July 4, 2009.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended July 3, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$282,377	$19,283	$-	$301,660
Costs and expenses:
Cost of products sold	-	-	218,342	12,743	-	231,085
Selling, general and
administrative expenses	-	3,433	26,521	3,545	-	33,499
Intercompany administrative
charges	-	-	3,282	218	(3,500)	-
Amortization of intangible assets	-	9	6,782	-	-	6,791
Total costs and expenses	-	3,442	254,927	16,506	(3,500)	271,375
Operating earnings (loss)	-	(3,442)	27,450	2,777	3,500	30,285
Foreign currency gain	-	-	-	122	-	122
Intercompany interest	-	25,922	(25,681)	(241)	-	-
Interest expense	-	(30,175)	(32)	-	-	(30,207)
Interest income	-	3	45	7	-	55
Intercompany administrative income	-	3,500	-	-	(3,500)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(4,192)	1,782	2,665	-	255
Equity in subsidiaries' income (loss)	(409)	3,450	-	-	(3,041)	-
Income (loss) before provision
(benefit) for income taxes	(409)	(742)	1,782	2,665	(3,041)	255
Provision (benefit) for income taxes	-	(333)	192	805	-	664
Net income (loss)	$(409)	$(409)	$1,590	$1,860	$(3,041)	$(409)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(1,731)	-	(1,731)
Total comprehensive income (loss)	$(409)	$(409)	$1,590	$129	$(3,041)	$(2,140)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended July 4, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$245,790	$14,786	$-	$260,576
Costs and expenses:
Cost of products sold	-	-	187,498	10,333	-	197,831
Selling, general and
administrative expenses	-	2,925	30,318	2,765	-	36,008
Intercompany administrative
charges	-	-	2,461	-	(2,461)	-
Amortization of intangible assets	-	3	4,909	-	-	4,912
Total costs and expenses	-	2,928	225,186	13,098	(2,461)	238,751
Operating earnings (loss)	-	(2,928)	20,604	1,688	2,461	21,825
Foreign currency loss	-	-	-	(70)	-	(70)
Intercompany interest	-	30,272	(29,842)	(430)	-	-
Interest expense	-	(33,054)	(70)	-	-	(33,124)
Interest income	-	9	73	1	-	83
Intercompany administrative income	-	2,461	-	-	(2,461)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(3,240)	(9,235)	1,189	-	(11,286)
Equity in subsidiaries' income (loss)	(7,979)	(5,688)	-	-	13,667	-
Income (loss) before provision
(benefit) for income taxes	(7,979)	(8,928)	(9,235)	1,189	13,667	(11,286)
Provision (benefit) for income taxes	-	(949)	(2,683)	325	-	(3,307)
Net income (loss)	$(7,979)	$(7,979)	$(6,552)	$864	$13,667	$(7,979)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	1,605	-	1,605
Total comprehensive income (loss)	$(7,979)	$(7,979)	$(6,552)	$2,469	$13,667	$(6,374)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended July 3, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$471,162	$34,703	$-	$505,865
Costs and expenses:
Cost of products sold	-	-	374,566	23,827	-	398,393
Selling, general and
administrative expenses	-	6,906	53,415	6,984	-	67,305
Intercompany administrative
charges	-	-	6,105	395	(6,500)	-
Amortization of intangible assets	-	18	13,567	-	-	13,585
Total costs and expenses	-	6,924	447,653	31,206	(6,500)	479,283
Operating earnings (loss)	-	(6,924)	23,509	3,497	6,500	26,582
Foreign currency gain	-	-	-	226	-	226
Intercompany interest	-	55,266	(54,720)	(546)	-	-
Interest expense	-	(64,135)	(79)	-	-	(64,214)
Interest income	-	12	88	8	-	108
Gain on extinguishment of debt	-	98,187	-	-	-	98,187
Intercompany administrative income	-	6,500	-	-	(6,500)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	88,906	(31,202)	3,185	-	60,889
Equity in subsidiaries' income (loss)	53,693	(25,614)	-	-	(28,079)	-
Income (loss) before provision
(benefit) for income taxes	53,693	63,292	(31,202)	3,185	(28,079)	60,889
Provision (benefit) for income taxes	-	9,599	(3,370)	967	-	7,196
Net income (loss)	$53,693	$53,693	$(27,832)	$2,218	$(28,079)	$53,693

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(417)	-	(417)
Total comprehensive income (loss)	$53,693	$53,693	$(27,832)	$1,801	$(28,079)	$53,276

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended July 4, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$419,413	$23,914	$-	$443,327
Costs and expenses:
Cost of products sold	-	-	350,090	17,432	-	367,522
Selling, general and
administrative expenses	-	6,534	65,065	5,371	-	76,970
Intercompany administrative
charges	-	-	4,198	-	(4,198)	-
Amortization of intangible assets	-	3	9,815	-	-	9,818
Total costs and expenses	-	6,537	429,168	22,803	(4,198)	454,310
Operating earnings (loss)	-	(6,537)	(9,755)	1,111	4,198	(10,983)
Foreign currency loss	-	-	-	(158)	-	(158)
Intercompany interest	-	60,623	(59,684)	(939)	-	-
Interest expense	-	(66,810)	(70)	-	-	(66,880)
Interest income	-	18	128	2	-	148
Intercompany administrative income	-	4,198	-	-	(4,198)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(8,508)	(69,381)	16	-	(77,873)
Equity in subsidiaries' income (loss)	(63,517)	(56,577)	-	-	120,094	-
Income (loss) before provision
(benefit) for income taxes	(63,517)	(65,085)	(69,381)	16	120,094	(77,873)
Provision (benefit) for income taxes	-	(1,568)	(12,792)	4	-	(14,356)
Net income (loss)	$(63,517)	$(63,517)	$(56,589)	$12	$120,094	$(63,517)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	1,197	-	1,197
Total comprehensive income (loss)	$(63,517)	$(63,517)	$(56,589)	$1,209	$120,094	$(62,320)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of July 3, 2010

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$13,072	$(7,187)	$3,775	$-	$9,660
Accounts receivable, net	-	-	136,233	8,979	-	145,212
Inventories:
Raw materials	-	-	44,337	4,408	-	48,745
Work in process	-	-	27,182	720	-	27,902
Finished goods	-	-	39,793	2,864	-	42,657
Total inventory	-	-	111,312	7,992	-	119,304
Prepaid expenses and other
current assets	-	220	16,386	1,086	-	17,692
Total current assets	-	13,292	256,744	21,832	-	291,868
Investments in subsidiaries	(148,499)	(319,662)	-	-	468,161	-
Property and Equipment, at cost:
Land	-	-	3,565	165	-	3,730
Buildings and improvements	-	-	34,730	1,054	-	35,784
Machinery and equipment	-	1,272	258,081	6,915	-	266,268
	-	1,272	296,376	8,134	-	305,782
Less accumulated depreciation	-	(509)	(171,839)	(3,904)	-	(176,252)
Total property and equipment, net	-	763	124,537	4,230	-	129,530
Other Assets:
Intangible assets, net	-	-	160,479	-	-	160,479
Goodwill	-	-	382,472	10,253	-	392,725
Deferred income taxes	-	-	910	2,683	-	3,593
Intercompany note receivable	-	1,093,760	-	-	(1,093,760)	-
Other	-	30,712	1,314	-	-	32,026
Total other assets	-	1,124,472	545,175	12,936	(1,093,760)	588,823
	$(148,499)	$818,865	$926,456	$38,998	$(625,599)	$1,010,221

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$1,091	$70,400	$4,642	$-	$76,133
Accrued expenses and taxes	-	23,578	56,657	2,995	-	83,230
Total current liabilities	-	24,669	127,057	7,637	-	159,363
Deferred income taxes	-	-	2,936	-	-	2,936
Intercompany note payable	-	-	1,088,999	4,761	(1,093,760)	-
Other long term liabilities	-	10,135	52,797	929	-	63,861
Long-term debt	-	932,560	-	-	-	932,560
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	321,646	321,646	181,865	10,107	(513,618)	321,646
(Accumulated deficit) retained earnings	(470,052)	(470,052)	(527,198)	15,657	981,593	(470,052)
Accumulated other
comprehensive income (loss)	(93)	(93)	-	(93)	186	(93)
Total stockholder's (deficit) equity	(148,499)	(148,499)	(345,333)	25,671	468,161	(148,499)
	$(148,499)	$818,865	$926,456	$38,998	$(625,599)	$1,010,221

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$7,341	$2,592	$7,130	$-	$17,063
Accounts receivable, net	-	-	86,657	7,771	-	94,428
Inventories:
Raw materials	-	-	35,151	4,636	-	39,787
Work in process	-	-	22,632	711	-	23,343
Finished goods	-	-	32,505	2,445	-	34,950
Total inventory	-	-	90,288	7,792	-	98,080
Prepaid expenses and other
current assets	-	512	15,793	3,143	-	19,448
Deferred income taxes	-	-	5,748	14	-	5,762
Total current assets	-	7,853	201,078	25,850	-	234,781
Investments in subsidiaries	(313,482)	(320,928)	-	-	634,410	-
Property and Equipment, at cost:
Land	-	-	3,565	167	-	3,732
Buildings and improvements	-	-	34,639	1,048	-	35,687
Machinery and equipment	-	1,272	253,233	6,814	-	261,319
	-	1,272	291,437	8,029	-	300,738
Less accumulated depreciation	-	(425)	(155,023)	(3,588)	-	(159,036)
Total property and equipment, net	-	847	136,414	4,441	-	141,702
Other Assets:
Intangible assets, net	-	-	174,064	-	-	174,064
Goodwill	-	-	382,472	10,366	-	392,838
Deferred income taxes	-	-	-	2,716	-	2,716
Intercompany note receivable	-	1,101,260	-	-	(1,101,260)	-
Other	-	34,704	1,228	-	-	35,932
Total other assets	-	1,135,964	557,764	13,082	(1,101,260)	605,550
	$(313,482)	$823,736	$895,256	$43,373	$(466,850)	$982,033

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$4,354	$45,352	$3,127	$-	$52,833
Accrued expenses and taxes	-	22,745	47,424	2,254	-	72,423
Total current liabilities	-	27,099	92,776	5,381	-	125,256
Deferred income taxes	-	-	4,211	-	-	4,211
Intercompany note payable	-	-	1,088,999	12,261	(1,101,260)	-
Other long term liabilities	-	9,722	54,990	939	-	65,651
Long-term debt due to related parties	-	281,376	-	-	-	281,376
Long-term debt	-	819,021	-	-	-	819,021
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,939	209,939	153,646	7,246	(370,831)	209,939
(Accumulated deficit) retained earnings	(523,745)	(523,745)	(499,366)	13,439	1,009,672	(523,745)
Accumulated other
comprehensive income (loss)	324	324	-	4,107	(4,431)	324
Total stockholder's (deficit) equity	(313,482)	(313,482)	(345,720)	24,792	634,410	(313,482)
	$(313,482)	$823,736	$895,256	$43,373	$(466,850)	$982,033

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 3, 2010

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$53,693	$53,693	$(27,832)	$2,218	$(28,079)	$53,693
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	84	30,685	396	-	31,165
Non-cash interest expense, net	-	5,038	-	-	-	5,038
Gain on foreign currency transactions	-	-	-	(226)	-	(226)
Gain on extinguishment of debt	-	(98,187)	-	-	-	(98,187)
Deferred income taxes	-	-	3,547	18	-	3,565
Equity in subsidiaries' net income (loss)	(53,693)	25,614	-	-	28,079	-
Other	-	-	34	(6)	-	28
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(49,576)	(1,304)	-	(50,880)
Inventories	-	-	(21,024)	(286)	-	(21,310)
Prepaid expenses and other
current assets	-	(826)	(679)	2,044	-	539
Accounts payable	-	(3,263)	24,993	1,620	-	23,350
Accrued expenses and taxes	-	816	8,735	715	-	10,266
Cash payments on restructuring liabilities	-	-	(1,640)	-	-	(1,640)
Other	-	42	(3)	146	-	185
Net cash provided by (used in)
operating activities	-	(16,989)	(32,760)	5,335	-	(44,414)
Cash flows from investing
activities:
Capital expenditures	-	-	(5,287)	(227)	-	(5,514)
Proceeds from sale of assets	-	-	46	6	-	52
Net cash used in
investing activities	-	-	(5,241)	(221)	-	(5,462)
Cash flows from financing
activities:
Proceeds from long-term debt	-	145,709	-	-	-	145,709
Net revolver borrowings	-	45,000	-	-	-	45,000
Payments on long-term debt	-	(141,191)	-	-	-	(141,191)
Proceeds from intercompany
investment	-	(19,797)	28,222	(8,425)	-	-
Debt issuance costs paid	-	(4,919)	-	-	-	(4,919)
Tax payments on behalf of parent	-	(1,532)	-	-	-	(1,532)
Equity contributions	-	2,428	-	-	-	2,428
Equity repurchases	-	(2,978)	-	-	-	(2,978)
Net cash provided by (used in)
financing activities	-	22,720	28,222	(8,425)	-	42,517
Impact of exchange rate movement
on cash	-	-	-	(44)	-	(44)
Net increase (decrease) in cash
and cash equivalents	-	5,731	(9,779)	(3,355)	-	(7,403)
Cash and cash equivalents at the
beginning of the period	-	7,341	2,592	7,130	-	17,063
Cash and cash equivalents at the end
of the period	$-	$13,072	$(7,187)	$3,775	$-	$9,660

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 4, 2009

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(63,517)	$(63,517)	$(56,589)	$12	$120,094	$(63,517)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	85	27,657	342	-	28,084
Non-cash interest expense, net	-	4,115	-	-	-	4,115
Loss on foreign currency transactions	-	-	-	158	-	158
Deferred income taxes	-	-	(12,499)	202	-	(12,297)
Equity in subsidiaries' net income (loss)	63,517	56,577	-	-	(120,094)	-
Other	-	-	(4)	-	-	(4)
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(45,215)	(235)	-	(45,450)
Inventories	-	-	30,090	(96)	-	29,994
Prepaid expenses and other
current assets	-	1,164	(4,687)	(115)	-	(3,638)
Accounts payable	-	1,398	(608)	436	-	1,226
Accrued expenses and taxes	-	1,595	(3,029)	11,956	-	10,522
Cash payments on restructuring liabilities	-	-	(3,913)	-	-	(3,913)
Other	-	18	(163)	(89)	-	(234)
Net cash provided by (used in)
operating activities	-	1,435	(68,960)	12,571	-	(54,954)
Cash flows from investing
activities:
Capital expenditures	-	-	(3,869)	(61)	-	(3,930)
Proceeds from sale of assets	-	-	70	-	-	70
Other	-	-	(109)	-	-	(109)
Net cash used in
investing activities	-	-	(3,908)	(61)	-	(3,969)
Cash flows from financing
activities:
Proceeds from revolver borrowings	-	20,000	-	-	-	20,000
Proceeds from intercompany						-
investment	-	(53,323)	72,288	(18,965)	-	-
Debt issuance costs paid	-	(25)	-	-	-	(25)
Net cash provided by (used in)
financing activities	-	(33,348)	72,288	(18,965)	-	19,975
Impact of exchange rate movement
on cash	-	-	-	141	-	141
Net decrease in cash
and cash equivalents	-	(31,913)	(580)	(6,314)	-	(38,807)
Cash and cash equivalents at the
beginning of the period	-	46,181	4,490	7,618	-	58,289
Cash and cash equivalents at the end
of the period	$-	$14,268	$3,910	$1,304	$-	$19,482

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

Overview

We are a leading manufacturer of residential exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 60% and 40% of our sales, respectively, for the fiscal year ended December 31, 2009. These two segments produce a comprehensive product line of vinyl siding, designer accents and skirting, vinyl and composite fencing and railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada. Vinyl building products have the leading share of sales volume in siding and windows in the United States. We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products. We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

Ply Gem Holdings was incorporated on January 23, 2004 by affiliates of CI Capital Partners for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”). The Ply Gem acquisition was completed on February 12, 2004. Prior to the Ply Gem acquisition, our business was known as the Windows, Doors and Siding division of Nortek, where the business operated as a holding company with a broad set of brands. Since the Ply Gem acquisition, we have acquired five additional businesses to complement and expand our product portfolio and geographical diversity. After being recruited by our directors affiliated with CI Capital Partners, Gary E. Robinette, our President and Chief Executive Officer, joined Ply Gem in October 2006, and has employed the strategy of transitioning Ply Gem to an integrated and consolidated business model under the Ply Gem brand.

The following is a summary of Ply Gem’s acquisition history:

•	On August 27, 2004, Ply Gem acquired MWM Holding, a manufacturer of vinyl, wood, wood-clad, composite, impact and aluminum windows.

•
On February 24, 2006, Alenco, a manufacturer of aluminum and vinyl windows and door products, was acquired by Ply Gem. This acquisition supported our national window strategy and today operates under common leadership with our other U.S. window businesses.

•
On October 31, 2006, Ply Gem completed the acquisition of Alcoa Home Exteriors, Inc. (“AHE”), a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories. As a result of the AHE acquisition, AHE became part of our Siding, Fencing, and Stone Segment and operates under common leadership with our existing siding business.

•
On September 30, 2007, Ply Gem completed the acquisition of CertainTeed Corporation’s vinyl window and patio door business, which we have named Ply Gem Pacific Windows, a leading manufacturer of premium vinyl windows and patio doors.

•
On October 31, 2008, Ply Gem acquired substantially all of the assets of Ply Gem Stone (formerly United Stone Veneer), a manufacturer of stone veneer products. As a result of the Ply Gem Stone acquisition, the Company modified the name of its “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone” during 2008.

Prior to January 11, 2010, Ply Gem Holdings was a wholly-owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), which was a wholly-owned subsidiary of Ply Gem Prime. On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation. As a result, Ply Gem Holdings is a wholly-owned subsidiary of Ply Gem Prime.

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of the $175.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the indentures governing the 11.75% senior secured notes due 2013 (the “Senior Secured Notes”) and 13.125% senior subordinated notes due 2014 (the “13.125% Senior Subordinated Notes) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the ABL Facility place restrictions on our ability to make certain dividend payments.

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

	For the three months ended		For the six months ended
(Amounts in thousands)	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales
Siding, Fencing, and Stone	$194,599	$165,613	$312,267	$274,073
Windows and Doors	107,061	94,963	193,598	169,254
Operating earnings (loss)
Siding, Fencing, and Stone	37,565	27,758	48,087	20,236
Windows and Doors	(3,838)	(3,005)	(14,581)	(24,682)
Unallocated	(3,442)	(2,928)	(6,924)	(6,537)
Foreign currency gain (loss)
Windows and Doors	122	(70)	226	(158)
Interest expense, net
Siding, Fencing, and Stone	45	73	88	128
Windows and Doors	(25)	(69)	(71)	(68)
Unallocated	(30,172)	(33,045)	(64,123)	(66,792)
Income tax benefit (provision)
Unallocated	(664)	3,307	(7,196)	14,356
Gain on extinguishment of debt
Unallocated	-	-	98,187	-

Net income (loss)	$(409)	$(7,979)	$53,693	$(63,517)

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

Siding, Fencing and Stone Segment

(Amounts in thousands)	For the three months ended
	July 3, 2010		July 4, 2009
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$194,599	100%	$165,613	100%
Cost of products sold	141,014	72.5%	118,808	71.7%
Gross profit	53,585	27.5%	46,805	28.3%
SG&A expense	13,892	7.1%	16,913	10.2%
Amortization of intangible assets	2,128	1.1%	2,134	1.3%
Operating earnings	$37,565	19.3%	$27,758	16.8%

Net Sales

Net sales for the three months ended July 3, 2010 increased compared to the same period in 2009 by approximately $29.0 million, or 17.5%.  The increase in net sales was driven by increased demand resulting from improved industry wide market conditions in new construction in the first and second quarters of 2010.  According to the U.S. Census Bureau, first and second quarter 2010 single family housing starts were estimated to increase by approximately 46.0% and 14.8% respectively from actual levels achieved in the 2009 periods.  Although single family housing starts for the second quarter of 2010 are estimated to have increased 14.8%, the individual months within the second quarter of April and May were estimated to have increased by 49.1% and 12.2% respectively, while the month of June is estimated to have declined 7.5% from the 2009 period.  Management believes that the improved industry wide market conditions were partially influenced by the Federal First-Time and Repeat Home Buyer Tax Credit programs which expired on April 30, 2010.  In addition to higher volume, selling prices were generally higher in the second quarter of 2010 as compared to the second quarter of 2009 as a result of price increases that were implemented in response to increasing raw material costs as discussed below in cost of products sold.  The increase in net sales that resulted from improved market conditions in new construction and higher selling prices was partially offset by overall market softness in repair and remodeling activity.  According to the Joint Center for Housing Studies of Harvard University’s leading indicator of remodeling activity (LIRA) index, repair and remodeling activity declined in the second quarter of 2010 as compared to the second quarter of 2009.

Cost of Products Sold

Cost of products sold for the three months ended July 3, 2010 increased compared to the same period in 2009 by approximately $22.2 million, or 18.7%.  The cost of products sold increase was driven by higher volume as discussed above and higher material costs. The material cost increase was driven by market wide increases in PVC resin raw material costs, which were offset by increased selling prices as discussed above.  In addition, we incurred approximately $1.5 million less expense associated with the buy-back, or lift-out, of our competitor’s product on initial stocking orders for new customers for the three months ended July 3, 2010 as compared to the 2009 period.  Gross profit percentage for the three months ended July 3, 2010 decreased from the same period in 2009 from 28.3% to 27.5%.  The gross profit percentage decline resulted from higher raw material cost as previously discussed.

Selling, general and administrative expenses

SG&A expenses for the three months ended July 3, 2010 decreased compared to the same period in 2009 by approximately $3.0 million, or 17.9%.  The decrease in SG&A expense resulted from lower marketing expenses related to our brand conversion from Alcoa Home Exteriors to Mastic Home Exteriors during the first and second quarters of 2009.  In addition, the Company reduced administrative and other fixed expenses in light of current market conditions and incurred $1.0 million less restructuring and integration expense in the second quarter of 2010 as compared to the same period in 2009 as the Company shifted production from its Kearney, Missouri plant to its other vinyl siding plants in 2009.

Amortization of intangible assets

Amortization expense for the three months ended July 3, 2010 was consistent with the same period in 2009.

(Amounts in thousands)	For the six months ended
	July 3, 2010		July 4, 2009
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$312,267	100%	$274,073	100%
Cost of products sold	231,309	74.1%	214,283	78.2%
Gross profit	80,958	25.9%	59,790	21.8%
SG&A expense	28,612	9.2%	35,290	12.9%
Amortization of intangible assets	4,259	1.3%	4,264	1.5%
Operating earnings	$48,087	15.4%	$20,236	7.4%

Net Sales

Net sales for the six months ended July 3, 2010 increased compared to the same period in 2009 by approximately $38.2 million, or 13.9%.  The increase in net sales was driven by increased demand resulting from improved industry wide market conditions in new construction in the first and second quarters of 2010.  According to the U.S. Census Bureau, first and second quarter 2010 single family housing starts were estimated to increase by approximately 46.0% and 14.8% respectively from actual levels achieved in the 2009 periods. Although single family housing starts for the second quarter of 2010 are estimated to have increased by 14.8%, the individual months within the second quarter of April and May were estimated to have increased by 49.1% and 12.2% respectively, while the month of June is estimated to have declined by 7.5% from the 2009 period.  As previously discussed, management believes that the improvement in industry wide market conditions was partially influenced by the Federal First-Time and Repeat Home Buyer Tax Credit programs which expired on April 30, 2010.  In addition to higher volume, selling prices were generally higher in the six months ended July 3, 2010 as compared to the 2009 period as a result of price increases that were implemented in response to increasing raw material costs as discussed below in cost of products sold.  The increase in net sales that resulted from improved market conditions in new construction and higher selling prices were partially offset by overall market softness in repair and remodeling activity.  According to the Joint Center for Housing Studies of Harvard University’s leading indicator of remodeling activity (LIRA) index, repair and remodeling activity declined in the first and second quarters of 2010 as compared to the same periods in 2009.

Cost of Products Sold

Cost of products sold for the six months ended July 3, 2010 increased compared to the same period in 2009 by approximately $17.0 million, or 7.9%.  The cost of products sold increase was primarily driven by higher volume as discussed above. In addition, our material costs in 2010 were negatively impacted by market wide increases for PVC resin, partially offset by lower aluminum material cost.  Aluminum cost decreased in 2010 compared to 2009 due to the termination of an aluminum supply agreement in early 2009, which resulted in abnormally high aluminum material cost charged to cost of products sold in the first quarter of 2009. In addition, we incurred approximately $2.8 million less expense associated with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on initial stocking orders for the six months ended July 3, 2010 as compared to the same period in 2009.  Gross profit percentage for the six months ended July 3, 2010 increased from the same period in 2009 from 21.8% to 25.9%.  The improvement in gross profit percentage primarily resulted from lower aluminum material cost and new customer buy-back expense as previously discussed. In addition, our gross profit percentage improved as a result of management’s initiatives to reduce fixed expenses including the consolidation of the majority of the production from the Company’s vinyl siding plant in Kearney, Missouri, into its other three remaining vinyl siding plants which was completed in the second quarter of 2009.

Selling, general and administrative expenses

SG&A expenses for the six months ended July 3, 2010 decreased compared to the same period in 2009 by approximately $6.7 million, or 18.9%.  The decrease in SG&A expense was primarily caused by lower marketing expenses related to our brand conversion from Alcoa Home Exteriors to Mastic Home Exteriors during the first six months of 2009.  In addition, the Company reduced administrative and other fixed expenses in light of current market conditions and incurred lower restructuring and integration expense which totaled approximately $0.1 million for the first six months of 2010 as compared to approximately $2.1 million for the same period in 2009.

Amortization of intangible assets

Amortization expense for the six months ended July 3, 2010 was consistent with the same period in 2009.

Windows and Doors Segment

(Amounts in thousands)	For the three months ended
	July 3, 2010		July 4, 2009
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$107,061	100%	$94,963	100%
Cost of products sold	90,071	84.1%	79,023	83.2%
Gross profit	16,990	15.9%	15,940	16.8%
SG&A expense	16,174	15.1%	16,170	17.0%
Amortization of intangible assets	4,654	4.3%	2,775	2.9%
Operating loss	(3,838)	-3.6%	(3,005)	-3.1%
Currency transaction gain (loss)	$122	0.1%	$(70)	0.0%

Net Sales

Net sales for the three months ended July 3, 2010 increased compared to the same period in 2009 by approximately $12.1 million, or 12.7%.  The increase in net sales resulted from higher sales of our new construction window and door products resulting from U.S. single family housing starts increases as previously discussed.  In addition, sales of our window and door products in western Canada were favorably impacted by market wide increased demand that resulted from increased housing starts in Alberta, Canada.  According to the Canadian Mortgage and Housing Corporation (CMHC) total housing starts in Alberta, Canada were estimated to have increased by 102.5% in the second quarter of 2010 as compared to the same period in 2009. Our unit shipments of windows and doors in the United States increased 7.1% for the second quarter of 2010 as compared to the same period in 2009, while our unit shipments of windows and doors in western Canada increased by 18.9% in the second quarter of 2010 as compared to the same period in 2009.

Cost of Products Sold

Cost of products sold for the three months ended July 3, 2010 increased compared to the same period in 2009 by approximately $11.0 million, or 14.0%.  The increase in cost of products sold was primarily due to increased sales volume as discussed above. In addition, our cost of products sold increased due to higher material cost that resulted from a market wide increase in PVC resin cost.  Gross profit as a percentage of sales for the three months ended July 3, 2010 decreased from the same period in 2009 from 16.8% to 15.9%.  The gross profit percentage decline resulted from higher raw material costs related to the market wide increase in PVC resin cost that were not offset by increased selling prices.  In addition, we incurred approximately $0.2 million less expense associated with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on initial stocking orders for the three months ended July 3, 2010 as compared to the same period in 2009.

Selling, general and administrative expenses

SG&A expenses for the three months ended July 3, 2010 was consistent with the comparable 2009 period.  Although total SG&A expense was substantially unchanged, our selling and marketing expenses increased due to higher sales in the period.  In addition, selling and marketing expenses increased due to costs associated with the introduction of a new repair and remodeling window product and higher Canadian expenses due in part to increased sales demand. These increased expenses were offset by lower restructuring and integration expense which declined by approximately $2.7 million for the second quarter of 2010 as compared to the same period in 2009 as the Company closed the Hammonton, New Jersey, Phoenix, Arizona, and Tupelo, Mississippi windows and door facilities in 2009.

Amortization of intangible assets

Amortization expense for the three months ended July 3, 2010 increased compared to the same period in 2009 by approximately $1.9 million due to the change in the estimated lives of certain tradenames.  During the six months ended July 3, 2010, the Company decreased the life of certain trademarks to 3 years (applied prospectively) as a result of future marketing plans regarding the use of the trademarks.

(Amounts in thousands)	For the six months ended
	July 3, 2010		July 4, 2009
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$193,598	100%	$169,254	100%
Cost of products sold	167,084	86.3%	153,239	90.5%
Gross profit	26,514	13.7%	16,015	9.5%
SG&A expense	31,787	16.4%	35,146	20.8%
Amortization of intangible assets	9,308	4.8%	5,551	3.3%
Operating loss	(14,581)	-7.5%	(24,682)	-14.6%
Currency transaction gain (loss)	$226	0.1%	$(158)	-0.1%

Net Sales

Net sales for the six months ended July 3, 2010 increased compared to the same period in 2009 by approximately $24.3 million, or 14.4%.  The net sales increase resulted from higher sales of our new construction window and door products resulting predominantly from U.S. single family housing starts increases as previously discussed.  In addition, sales of our window and door products in western Canada were favorably impacted by market wide increased demand caused by increased housing starts in Alberta, Canada.  According to the CMHC total housing starts in Alberta, Canada were estimated to have increased 102.5% in the first six months of 2010 as compared to the same period in 2009. Our unit shipments of windows and doors in the United States increased 7.7% for the first six months of 2010 as compared to the same period in 2009, while our unit shipments of windows and doors in western Canada increased by 30.9% in the first six months of 2010 as compared to the same period in 2009.

Cost of Products Sold

Cost of products sold for the six months ended July 3, 2010 increased compared to the same period in 2009 by approximately $13.8 million, or 9.0%.  The increase in cost of products sold was primarily due to increased sales volume as discussed above. In addition, our cost of products sold increased due to higher material cost that resulted from a market wide PVC resin cost increase.  Gross profit as a percentage of sales for the six months ended July 3, 2010 increased from the same period in 2009 from 9.5% to 13.7%.  The improvement in gross profit percentage resulted from improved leverage on fixed manufacturing costs which did not increase in proportion to sales and also from lower fixed manufacturing costs resulting from the closure of the Company’s Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi window plants in early 2009 and realigned production within its three west coast window plants, including the realignment of window lineal production during 2009.  Also, impacting our gross profit were the initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers which were $0.0 million in 2010 as compared to $0.4 million for 2009.

Selling, general and administrative expenses

SG&A expenses for the six months ended July 3, 2010 decreased compared to the same period in 2009 by approximately $3.4 million, or 9.6%.  The decrease in SG&A expense was a result of the Company incurring approximately $5.4 million less restructuring and integration expense for the first half of 2010 as compared to the same period in 2009.  The decrease in SG&A from lower restructuring and integration expense was partially offset by higher selling and marketing expenses related to increased sales and higher expenses associated with the introduction of a new repair and remodeling window product and increased expenses in our western Canada window business due in part to increase sales demand.

Amortization of intangible assets

Amortization expense for the six months ended July 3, 2010 increased compared to the same period in 2009 by approximately $3.8 million due to the change in the estimated lives of certain tradenames.  During the six months ended July 3, 2010, the Company decreased the life of certain trademarks to 3 years (applied prospectively) as a result of future marketing plans regarding the use of the trademarks.

Unallocated Operating Earnings, Interest, and (Provision) Benefit for Income Taxes

	For the three months ended
(Amounts in thousands)	July 3, 2010	July 4, 2009
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(3,433)	$(2,925)
Amortization of intangible assets	(9)	(3)
Operating loss	(3,442)	(2,928)
Interest expense	(30,175)	(33,054)
Interest income	3	9
(Provision) benefit for income taxes	$(664)	$3,307

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended July 3, 2010 increased by approximately $0.5 million compared to the same period in 2009 primarily due to higher SG&A expense related to increased wage and benefit expense.

Interest expense

Interest expense for the three months ended July 3, 2010 decreased by approximately $2.9 million over the same period in 2009.  The reduction in interest expense is primarily due to approximately $8.1 million of interest paid during the second quarter of 2009 on the 9.0% senior subordinated notes due 2012 (the "9% Senior Subordinated Notes") which were redeemed on February 16, 2010 and approximately $1.3 million related to the Company’s debt modification in March 2009.  This decrease was partially offset by interest of approximately $5.0 million on the 13.125% Senior Subordinated Notes issued on January 11, 2010, an increase of approximately $0.7 million due to the additional $25.0 million 11.175% Senior Secured Notes issued in October 2009, an increase of approximately $0.3 million in interest on borrowings under the ABL Facility, and an increase of approximately $0.5 million due to bond discount amortization.

Income taxes

The income tax provision for the three months ended July 3, 2010 increased by approximately $4.0 million over the same period in 2009.  The Company’s pre-tax income for the quarter ended July 3, 2010 was $0.3 million compared to a pre-tax loss of $11.3 million for the quarter ended July 4, 2009.  The reason for the increase in the tax provision relates to the favorable operating performance during the second quarter of 2010 in which our pre-tax gain (loss) improved $11.6 million.  For the quarter ended July 3, 2010, the Company’s estimated effective income tax rate for the full year was approximately 11.8%, which varied from the statutory rate primarily due to state tax expense, a decrease in the valuation allowance, and for cancellation of debt income offset by a repurchase premium and original issue discount.  During the quarter ended July 4, 2009, the Company’s effective tax rate was 18.4% which was consistent with the Company’s expectations for the full 2009 fiscal year.

	For the six months ended
(Amounts in thousands)	July 3, 2010	July 4, 2009
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(6,906)	$(6,534)
Amortization of intangible assets	(18)	(3)
Operating loss	(6,924)	(6,537)
Interest expense	(64,135)	(66,810)
Interest income	12	18
Gain on extinguishment of debt	98,187	-
(Provision) benefit for income taxes	$(7,196)	$14,356

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the six months ended July 3, 2010 increased by approximately $0.4 million compared to the same period in 2009 primarily due to higher SG&A expense related to increased wage and benefit expense.

Interest expense

Interest expense for the six months ended July 3, 2010 decreased by approximately $2.7 million over the same period in 2009.  The reduction in interest expense is primarily due to approximately $12.5 million less interest paid on the 9.0% Senior Subordinated Notes which were redeemed on February 16, 2010 and approximately $2.5 million related to the Company’s debt modification in March 2009.  This decrease was partially offset by interest of approximately $9.4 million paid on the 13.125% Senior Subordinated Notes issued on January 11, 2010, an increase of approximately $1.3 million due to the additional $25.0 million 11.175% Senior Secured Notes issued in October 2009, an increase of approximately $0.6 million in interest on borrowings under the ABL Facility, and an increase of approximately $1.0 million due to bond discount amortization.

Gain on extinguishment of debt

As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, the Company recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  As a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of the Company’s controlling stockholder in exchange for equity valued at approximately $114.9 million on February 12, 2010, the Company recognized a gain on extinguishment of approximately $100.4 million including the write off of unamortized debt issuance costs of approximately $3.5 million.  The net $98.2 million gain on debt extinguishment was recorded within other income (expense) separately in the condensed consolidated statement of operations for the six months ended July 3, 2010.

Income taxes

The income tax provision for the six months ended July 3, 2010 increased by approximately $21.6 million over the same period in 2009.  The Company’s pre-tax income for the six months ended July 3, 2010 included an approximate $98.2 million gain on extinguishment of debt in which the majority of this gain was recognized during 2009 for income tax purposes.   The Company’s pre-tax loss for the six months ended July 3, 2010 adjusting for the extinguishment gain was approximately $37.3 million compared to a pre-tax loss of approximately $77.9 million for the six months ended July 4, 2009.  Therefore, the reason for the increase in the tax provision relates to the favorable operating performance during the first six months of 2010 in which pre-tax loss improved by approximately $40.6 million.  As of July 3, 2010, the Company’s estimated effective income tax rate for the full year was approximately 11.8%, which varied from the statutory rate primarily due to state tax expense, a decrease in the valuation allowance, and for cancellation of debt income offset by a repurchase premium and original issue discount.  As of July 4, 2009, the Company’s effective tax rate was 18.4% which was consistent with the Company’s expectations for the full 2009 fiscal year.

During February 2010, certain affiliates of the Company’s controlling stockholder contributed approximately $218.8 million aggregate principal amount of 9% Senior Subordinated Notes to Ply Gem Holdings in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  Prior to this $218.8 million contribution to Ply Gem Holdings, the affiliates of the Company’s controlling stockholder initially transferred the notes to Ply Gem Prime, the Company’s ultimate parent, which then contributed the notes to Ply Gem Holdings.  As a result of these debt transactions, the Company recognized $35.3 million of additional cancellation of indebtedness income (“CODI”) for income tax purposes during the six months ended July 3, 2010.  During the six months ended July 4, 2009, affiliates of the Company’s controlling stockholder purchased a majority of the 9% Senior Subordinated Notes.  The Company determined that approximately $95.7 million would be considered CODI for the six months ended July 4, 2009 as the acquiring party was deemed a related party for income tax purposes.

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

Liquidity and Capital Resources

During the six months ended July 3, 2010, cash and cash equivalents decreased approximately $7.4 million, from approximately $17.1 million at December 31, 2009 reflecting our seasonal working capital needs.

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

Our primary cash needs are for working capital, capital expenditures and debt service.  As of July 3, 2010, our annual interest charges for debt service, including the ABL Facility, are estimated to be approximately $108.5 million.  We do not have any scheduled debt maturities until 2013.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures are estimated to be approximately 1.4% to 1.6% of net sales on an annual basis.  As of July 3, 2010, our purchase commitments for inventory are approximately $37.8 million.  We finance these cash requirements through internally generated cash flow and funds borrowed under the ABL Facility.

Substantially all of our outstanding indebtedness will mature in 2013 and 2014. Although we expect to refinance such indebtedness, we may not be successful in refinancing, extending the maturity or otherwise amending the terms of such indebtedness because of market conditions, disruptions in the debt markets, our financial performance or other reasons. Furthermore, the terms of any refinancing, extension or amendment may not be as favorable as the current terms of our indebtedness. If we are not successful in refinancing our indebtedness or extending its maturity, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness.

The Company’s specific cash flow movement for the six months ended July 3, 2010 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the six months ended July 3, 2010 was approximately $44.4 million.  Net cash used in operating activities for the six months ended July 4, 2009 was approximately $55.0 million.  The decrease in cash used in operating activities was primarily caused by the Company’s improved operating performance relative to 2009 offset by net negative working capital changes.  The Company’s net income improved approximately $19.0 million (excluding the impact of the approximate $98.2 million gain on extinguishment of debt) as a result of an improving U.S. housing market for the six months ended July 3, 2010 compared to the six months ended July 4, 2009.  The Company incurred negative working capital changes for inventory partially offset by an increase in accounts payable.  The negative inventory working capital change can be attributed to market conditions in June 2010 which were influenced by the April 30th expiration of the Federal First-time and Repeat Home Buyer Tax Credit programs, as well as increasing raw material costs.  Throughout the past twelve months, the Company has closely monitored their payables’ payment terms to maintain and improve liquidity resulting in the offsetting accounts payable working capital change.  The Company also incurred approximately $2.3 million less in restructuring cash payments during the six months ended July 3, 2010 compared to the six months ended July 4, 2009 which contributed to a positive change in 2010 operating cash flows.  All of these factors netted to a favorable improvement in cash flows from operations of approximately $10.5 million during the six months ended July 3, 2010.

Cash used in investing activities

Net cash used in investing activities for the six months ended July 3, 2010 was approximately $5.5 million.  Net cash used in investing activities for the six months ended July 4, 2009 was approximately $4.0 million.  The cash used in investing activities for both periods was primarily used for capital expenditures.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended July 3, 2010 was approximately $42.5 million, primarily from net revolver borrowings of $45.0 million and proceeds from long-term debt of approximately $145.7 million offset by the approximate $141.2 redemption of 9% Senior Subordinated Notes, debt issuance costs of approximately $4.9 million, and a net equity repurchase of approximately $0.6 million. Net cash provided by financing activities for the six months ended July 4, 2009 was approximately $20.0 million and consisted primarily of proceeds from borrowings under the ABL Facility.

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

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”). The indenture governing the Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets. In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00. In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding, debt pursuant to a general debt basket in an aggregate amount not to exceed $25.0 million at any one time outstanding and the refinancing of other debt under certain circumstances. As of July 3, 2010, Ply Gem Industries had $5.0 million of availability under its general debt basket following the October 2009 issuance of additional Senior Secured Notes. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $0.5 million in any calendar year and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

On November 3, 2008, Ply Gem Industries completed its exchange offer with respect to the Senior Secured Notes by exchanging $700.0 million Senior Secured Notes, which were registered under the Securities Act of 1933, as amended (the “Securities Act”), for $700.0 million of the issued and outstanding Senior Secured Notes. Upon completion of the exchange offer, all issued and outstanding Senior Secured Notes were registered under the Securities Act. However, the issuance of $25.0 million of Senior Secured Notes in October 2009 was not registered under the Securities Act and there is no contractual requirement to register these Senior Secured Notes.

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

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, the Company and the subsidiaries of Ply Gem Industries entered into the ABL Facility.  The ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and United States dollars by Ply Gem Canada.

In July 2009, the Company amended the ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million. As a condition to this availability increase, the applicable margins payable on the loans were increased and made subject to certain minimums. The July 2009 amendment also changed both the availability threshold for certain cash dominion events and compliance with the fixed charge coverage ratio and other covenants.

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

The ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  The Company had borrowings of $70.0 million and $25.0 million outstanding under the ABL Facility as of July 3, 2010 and December 31, 2009, respectively.  As of July 3, 2010, Ply Gem Industries had approximately $99.3 million of contractual availability and approximately $90.1 million of borrowing base availability under the ABL Facility, reflecting $70.0 million of borrowings outstanding and approximately $5.7 million of letters of credit issued.

The interest rates applicable to loans under the ABL Facility are, at the Company’s option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement. As of July 3, 2010, the Company’s interest rate on the ABL Facility was approximately 6.0%. The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1 to 1.0 if the Company’s excess availability is less than the greater of (a) 15% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million. The fixed charge coverage ratio was not applicable at any point during the six months ended July 3, 2010.

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

The ABL Facility contains certain covenants that limit the Company’s ability and the ability of its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets. In particular, the Company is permitted to incur additional debt in limited circumstances, including permitted subordinated indebtedness in an aggregate principal amount not to exceed $50.0 million at any time outstanding (subject to the ability to incur additional permitted subordinated debt provided that immediately after giving effect to such incurrence excess availability is more than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the fixed charge coverage ratio), purchase money indebtedness in an aggregate amount not to exceed $15.0 million at any one time outstanding, debt of foreign subsidiaries (other than Canadian subsidiaries) in an aggregate amount not to exceed $2.5 million at any one time outstanding, unsecured debt in an aggregate amount not to exceed $50.0 million at any one time outstanding and the refinancing of other debt under certain circumstances. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay operating and other corporate overhead costs and expenses in the ordinary course of business in an aggregate amount not to exceed $2.0 million in any calendar year plus reasonable and customary indemnification claims of its directors and executive officers and to pay fees and expenses related to any unsuccessful debt or equity offering. Ply Gem Industries may also make additional payments to Ply Gem Holdings which may be used by Ply Gem Holdings to pay dividends or make other distributions on its stock under the ABL Facility so long as before and after giving effect to such dividend or other distribution excess availability is greater than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the consolidated fixed charge coverage ratio.

9% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its 9% Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August 2004, in connection with the MW acquisition, Ply Gem Industries issued an additional $135.0 million of 9% Senior Subordinated Notes, which are guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding and its subsidiaries.  Ply Gem Industries paid interest semi-annually on February 15 and August 15 of each year.  As of December 31, 2009, certain affiliates of the Company’s controlling stockholder owned approximately $281.4 million of the outstanding 9% Senior Subordinated Notes.

In connection with the issuance of $150.0 million aggregate principal amount of 13.125% Senior Subordinated Notes due 2014 on January 11, 2010, Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  The Company accounted for this transaction as a debt extinguishment.  In addition to this debt extinguishment, approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the Company’s controlling stockholder were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime Holdings, the Company’s indirect parent company.  Such notes were then transferred to Ply Gem Holdings and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  As such, these 9% Senior Subordinated Notes were not outstanding as of July 3, 2010.

Gain on extinguishment of debt

As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, the Company recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of the Company’s controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, the Company recognized a gain on extinguishment of approximately $100.4 million, including the write off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million net gain on debt extinguishment was recorded within other income (expense) separately in the condensed consolidated statement of operations for the six months ended July 3, 2010.

13.125% Senior Subordinated Notes due 2014

On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its 9% Senior Subordinated Notes and to pay certain related costs and expenses.  The $150.0 million Senior Subordinated Notes will mature on July 15, 2014 and bear interest at the rate of 13.125% per annum.  Interest will be paid semi-annually on January 15 and July 15 of each year.

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

The indenture governing the 13.125% Senior Subordinated Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets. In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00. In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including, purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding, debt pursuant to a general debt basket in an aggregate amount not to exceed $25.0 million at any one time outstanding and the refinancing of other debt under certain circumstances. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $500,000 in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million. Ply Gem Industries may also pay dividends or make other distributions to Ply Gem Holdings so long as it can incur $1.00 of additional debt pursuant to the 2.00 to 1.00 consolidated interest coverage ratio test described above and so long as the aggregate amount of such dividend or distribution together with certain other dividends and distributions does not exceed 50% of consolidated net income plus certain other items.

On June 30, 2010, Ply Gem Industries completed its exchange offer with respect to the 13.125% Senior Subordinated Notes by exchanging $150.0 million 13.125% Senior Subordinated Notes, which were registered under the Securities Act, for $150.0 million of the issued and outstanding 13.125% Senior Subordinated Notes. Upon completion of the exchange offer, all issued and outstanding 13.125% Senior Subordinated Notes were registered under the Securities Act.

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

In order to meet these liquidity requirements as well as other anticipated liquidity needs in the normal course of business, as of July 3, 2010 we had cash and cash equivalents of approximately $9.6 million, $99.3 million of contractual availability under the ABL Facility and approximately $90.1 million of borrowing base availability.  Management currently anticipates that these amounts, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in the Company’s Annual Report on Form 10-K, the Company has a potential obligation related to certain tax issues of approximately $9.8 million, including interest of approximately $1.4 million.  The timing of the potential tax payments is unknown.

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

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under "Risk factors," and the following:

•	our high degree of leverage and significant debt service obligations;

•	restrictions under the indentures governing the Senior Secured Notes and the 13.125% Senior Subordinated Notes and restrictions under our ABL Facility;

•	the competitive nature of our industry;

•	changes in interest rates, and general economic, home repair and remodeling and new home construction market conditions;

•	changes in the price and availability of raw materials; and

•	changes in our relationships with our significant customers.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $175.0 million as of July 3, 2010, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility is fully drawn as of July 3, 2010, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.4 million per year.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and six month periods ended July 3, 2010, the net impact of foreign currency changes to the Company’s results of operations was a gain of $0.1 million and $0.2 million, respectively.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s (deficit) of approximately $(0.2) million for the six months ended July 3, 2010.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At July 3, 2010, we did not have any outstanding foreign currency hedging contracts.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of July 3, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of July 3, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure. There have been no changes in our internal control over financial reporting during the three month period ended July 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.                                EXHIBITS

(a)      Exhibits

Exhibit No.                                                                  Description of Exhibits

4.1
Amendment and Restatement Agreement, dated as of July 16, 2009, to the Credit Agreement dated as of June 9, 2008, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., CWD Windows and Doors, Inc., the other borrowers named therein, each lender from time to time party thereto, Credit Suisse, Cayman Islands Branch, as Administrative Agent, U.S. Swing Line Lender and U.S. L/C Issuer, General Electric Capital Corporation, as Collateral Agent, Credit Suisse, Toronto Branch, as Canadian Swing Line Lender and Canadian L/C Issuer, and the other agents party thereto (incorporated by reference from Exhibit 4.2 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed July 12, 2010 (File No. 333-167193))

10.1
Retention Bonus Award Amendment with Gary Robinette, dated May 27, 2010 (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-1, filed May 28, 2010 (File No. 333-167193))

10.2
Subscription Agreement, dated May 27, 2010, between Ply Gem Prime Holdings, Inc. and each of the investors named therein (incorporated by reference from Exhibit 10.30 to the Company’s Registration Statement on Form S-1, filed May 28, 2010 (File No. 333-167193))

10.3
Repurchase Agreement, dated May 27, 2010, between Gary Robinette and Ply Gem Prime Holdings, Inc. (incorporated by reference from Exhibit 10.31 to the Company’s Registration Statement on Form S-1, filed May 28, 2010 (File No. 333-167193))

10.4	MW Manufacturers, Inc. Retirement Plan (incorporated by reference from Exhibit 10.33 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed July 12, 2010 (File No. 333-167193))
10.5
MW Manufacturers, Inc. Supplemental Executive Retirement Plan (incorporated by reference from Exhibit 10.34 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, filed July 12, 2010 (File No. 333-167193))

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

Date:  August 6, 2010

By:	/s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date:  August 6, 2010

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary