Form 10-Q
period 2010-10-02
PLY GEM HOLDINGS INC
filed 2010-11-15
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010
or
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
Yes [X] *                No [   ]

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

As of November 15, 2010, there were 100 shares of common stock, $0.01 par value, outstanding.

* The registrant became subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934 on May 27, 2010.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 2, 2010

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations -
	Three months ended October 2, 2010 and October 3, 2009	2

	Condensed Consolidated Statements of Operations -
	Nine months ended October 2, 2010 and October 3, 2009	3

	Condensed Consolidated Balance Sheets -
	October 2, 2010 and December 31, 2009	4

	Condensed Consolidated Statements of Cash Flows -
	Nine months ended October 2, 2010 and October 3, 2009	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	47

Item 4.	Controls and Procedures	48

PART II – OTHER INFORMATION

Item 6.	Exhibits	49

Signatures		50

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
(Amounts in thousands)	October 2, 2010	October 3, 2009

Net sales	$269,545	$293,469
Costs and expenses:
Cost of products sold	206,902	216,091
Selling, general and administrative expenses	31,265	33,482
Amortization of intangible assets	6,792	4,916
Total costs and expenses	244,959	254,489
Operating earnings	24,586	38,980
Foreign currency gain	104	242
Interest expense	(29,771)	(32,609)
Interest income	19	32
Income (loss) before provision for income taxes	(5,062)	6,645
Provision for income taxes	1,332	2,260
Net income (loss)	$(6,394)	$4,385

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended
(Amounts in thousands)	October 2, 2010	October 3, 2009

Net sales	$775,410	$736,796
Costs and expenses:
Cost of products sold	605,295	583,613
Selling, general and administrative expenses	98,570	110,452
Amortization of intangible assets	20,377	14,734
Total costs and expenses	724,242	708,799
Operating earnings	51,168	27,997
Foreign currency gain	330	84
Interest expense	(93,985)	(99,489)
Interest income	127	180
Gain on extinguishment of debt	98,187	-
Income (loss) before provision (benefit) for income taxes	55,827	(71,228)
Provision (benefit) for income taxes	8,528	(12,096)
Net income (loss)	$47,299	$(59,132)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	October 2, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$17,429	$17,063
Accounts receivable, less allowances of $5,437 and $5,467, respectively	136,076	94,428
Inventories:
Raw materials	51,915	39,787
Work in process	24,246	23,343
Finished goods	35,106	34,950
Total inventory	111,267	98,080
Prepaid expenses and other current assets	11,315	19,448
Deferred income taxes	-	5,762
Total current assets	276,087	234,781
Property and Equipment, at cost:
Land	3,736	3,732
Buildings and improvements	35,910	35,687
Machinery and equipment	262,475	261,319
Total property and equipment	302,121	300,738
Less accumulated depreciation	(180,476)	(159,036)
Total property and equipment, net	121,645	141,702
Other Assets:
Intangible assets, net	153,687	174,064
Goodwill	393,152	392,838
Deferred income taxes	3,105	2,716
Other	30,928	35,932
Total other assets	580,872	605,550
	$978,604	$982,033
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$66,900	$52,833
Accrued expenses and taxes	100,219	72,423
Total current liabilities	167,119	125,256
Deferred income taxes	1,994	4,211
Other long term liabilities	59,661	65,651
Long-term debt due to related parties	-	281,376
Long-term debt	903,359	819,021

Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	321,705	209,939
Accumulated deficit	(476,446)	(523,745)
Accumulated other comprehensive income	1,212	324
Total stockholder's deficit	(153,529)	(313,482)
	$978,604	$982,033

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
(Amounts in thousands)	October 2, 2010	October 3, 2009

Cash flows from operating activities:
Net income (loss)	$47,299	$(59,132)
Adjustments to reconcile net income (loss) to cash
used in operating activities:
Depreciation and amortization expense	46,298	42,269
Non-cash interest expense, net	7,399	6,368
Gain on foreign currency transactions	(330)	(84)
Gain on extinguishment of debt	(98,187)	-
Deferred income taxes	3,156	(11,105)
Other	89	(6)
Changes in operating assets and liabilities:
Accounts receivable, net	(41,364)	(57,798)
Inventories	(12,957)	29,111
Prepaid expenses and other assets	7,060	(2,230)
Accounts payable	13,937	11,304
Accrued expenses and taxes	23,453	29,656
Cash payments on restructuring liabilities	(2,158)	(5,274)
Other	397	(201)
Net cash used in operating activities	(5,908)	(17,122)
Cash flows from investing activities:
Capital expenditures	(8,387)	(5,546)
Proceeds from sale of assets	1,954	78
Other	-	(109)
Net cash used in investing activities	(6,433)	(5,577)
Cash flows from financing activities:
Proceeds from long-term debt	145,709	-
Net revolver borrowings	15,000	5,000
Payments on long-term debt	(141,191)	-
Debt issuance costs paid	(4,956)	(1,215)
Tax payments on behalf of parent	(1,532)	-
Equity contributions	2,428	-
Equity repurchases	(2,978)	-
Net cash provided by financing activities	12,480	3,785
Impact of exchange rate movements on cash	227	392
Net increase (decrease) in cash and cash equivalents	366	(18,522)
Cash and cash equivalents at the beginning of the period	17,063	58,289
Cash and cash equivalents at the end of the period	$17,429	$39,767

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 19, 2010.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2009 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2010 through October 2, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations for the three and nine month periods ended October 2, 2010 and October 3, 2009, the condensed consolidated statements of cash flows for the nine month periods ended October 2, 2010 and October 3, 2009, and the condensed consolidated balance sheets for the Company as of October 2, 2010 and December 31, 2009.

Ply Gem is a diversified manufacturer of residential and commercial building products, which are sold primarily in the United States and Canada, and include a wide variety of products for the residential and commercial construction, the do-it-yourself and the professional remodeling and renovation markets.  The demand for the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States and Western Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home repair and remodeling and new home construction sectors.  The Company’s sales are usually lower during the first and fourth quarters.

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

Accounting Policies and Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  Such estimates include the allowance for doubtful accounts receivable, valuation reserve for inventories, warranty reserves, legal contingencies, assumptions used in the calculation of income taxes, and projected cash flows used in the goodwill and intangible asset impairment tests.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, and are based on management’s best estimates and judgments.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, foreign currency, and the depressed housing and remodeling markets have combined to increase the uncertainty inherent in such estimates and assumptions.  If different conditions result from those assumptions used in the Company’s judgments, actual results could be materially different from the Company’s estimates.

Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales may cause actual results to differ from estimates at the time such inventory is disposed or sold.   As of October 2, 2010, the Company had inventory purchase commitments of approximately $10.4 million.  Inventory reserves were approximately $7.1 million at October 2, 2010, increasing approximately $0.4 million compared to the December 31, 2009 reserve balance of approximately $6.7 million.

Property and Equipment

Property and equipment are presented at cost.  Depreciation of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:

Building and improvements	10-37 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized in operations.

On July 30, 2010, the Company closed an asset purchase agreement selling substantially all of the assets associated with the operations of its Valencia, Pennsylvania facility for $2.5 million, with $1.9 million received at closing and the remaining $0.6 million recorded as a note receivable due in July 2011.  The Company recognized a loss on the sale of approximately $0.1 million, which has been recorded within selling, general and administrative expenses in the condensed consolidated statement of operations.

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

As of December 31, 2009, the Company determined that the continued decline in the U.S. housing market required a re-evaluation of the Company’s forecasts.  The Company tested for impairment using the “Step One” test for asset groups held and used, and determined that further impairment testing of the fair value of the asset groups (under “Step Two”) was not necessary at December 31, 2009 because the undiscounted cash flows exceeded the carrying values of the long-lived asset groups.  There were no indications of impairment during the quarter ended October 2, 2010.

The Company tests for long-lived asset impairment at the following asset group levels: i) Siding, Fencing, and Stone (“Siding”), ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), and iii) Ply Gem Canada (formerly known as CWD Windows and Doors, Inc.) in the Windows and Doors segment.  For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  The Company concluded that the lowest level for identifiable cash flows is Siding, US Windows and Ply Gem Canada.   This is one level below the segment reporting unit of “Windows and Doors” and reflects the lowest level of identifiable cash flows.  Management believes that the US Windows unit cannot be further broken down as a result of the 2008 US Windows reorganization.  As a result, the Company now markets themselves to US Windows customers as one company rather than separate companies.  In addition, certain manufacturing facilities provide inventory to multiple window divisions for assembling the final products.  Therefore, from an economic standpoint, the Company evaluates the cash flows as a group rather than at the divisional levels.  The US Windows and Ply Gem Canada financial data is the lowest level of reliable information that is prepared and reviewed by management on a consistent basis.  The Company made a similar conclusion for Siding as its product lines are grouped at the Siding level as there are interdependencies between products.

Goodwill

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment during the fourth quarter of each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indications of impairment during the quarter ended October 2, 2010 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs, net of accumulated amortization, were approximately $21.4 million and $27.3 million at October 2, 2010 and December 31, 2009, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets.  Amortization of debt issuance costs for the three month periods ended October 2, 2010 and October 3, 2009 was approximately $1.6 million and $2.0 million, respectively.  Amortization of debt issuance costs for the nine month periods ended October 2, 2010 and October 3, 2009 was approximately $5.0 million and $5.6 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operation.

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

For the three month periods ended October 2, 2010 and October 3, 2009, the Company recorded gains from foreign currency transactions of approximately $0.1 million and $0.2 million, respectively.  For the nine month periods ended October 2, 2010 and October 3, 2009, the Company recorded gains from foreign currency transactions of approximately $0.3 million and $0.1 million, respectively.  As of October 2, 2010 and December 31, 2009, accumulated other comprehensive income included a currency translation adjustment of approximately $5.0 million and $4.1 million, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

				Significant
(Amounts in thousands)				Other	Significant
		Fair	Quoted Prices	Observable	Unobservable
	Carrying	Value	in Active Markets	Inputs	Inputs
	Value *	Total	(Level 1)	(Level 2)	(Level 3)
As of October 2, 2010:
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$153,563	$153,563	$-	$-
Senior Secured Notes-11.75%	725,000	779,375	779,375	-	-
	$875,000	$932,938	$932,938	$-	$-

As of December 31, 2009:
Assets:
Certificates of deposit	$600	$600	$600	$-	$-
Liabilities:
Senior Subordinated Notes-9.00%	$360,000	$302,400	$302,400	$-	$-
Senior Secured Notes-11.75%	725,000	725,000	725,000	-	-
	$1,085,000	$1,027,400	$1,027,400	$-	$-
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

New Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2010-20, “Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.”  This ASU intends to enhance a financial statement user’s ability to evaluate the entity’s credit risk exposures and adequacy of its allowance for credit losses by requiring additional disclosure about the nature of credit risk inherent in the portfolio of receivables, factors and methodologies used in estimating the allowance for credit losses and activity that occurs during a period for both finance receivables and allowance for credit losses.  The scope of this ASU is limited to financing receivables, excluding short-term trade accounts receivable and receivables measured at fair value or lower of cost or fair value.  The guidance provides definitions of a finance receivable, portfolio segment, class of finance receivable, and credit quality indicator.  This ASU also makes significant changes to the disclosure requirements, including further disaggregation of the information presented based on portfolio segment or class of finance receivable.  The disclosures as of the end of a reporting period are effective in fiscal years, and interim periods within those years, ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010.  Comparative disclosures are required for the periods ending after initial adoption.  The Company is currently evaluating the impact of this adoption on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), and the AICPA, did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  There was no goodwill impairment at December 31, 2009 and no impairment indicators which would trigger an interim impairment test during the quarter ended October 2, 2010.

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

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimates single family housing starts and the repair and remodeling market’s growth rates.  However, there is no assurance that: 1) valuation multiples will not decline further, 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in additional goodwill impairments.

The reporting unit goodwill balances were as follows as of October 2, 2010 and December 31, 2009:

(Amounts in thousands)
	October 2, 2010	December 31, 2009
Windows and Doors	$73,045	$72,731
Siding, Fencing and Stone	320,107	320,107
	$393,152	$392,838

The increase in goodwill during the nine months ended October 2, 2010 was due to currency translation adjustments of approximately $0.3 million.

3.  INTANGIBLE ASSETS

The following table presents the components of intangible assets as of October 2, 2010 and December 31, 2009:

	Weighted
	Average
	Amortization
(Amounts in thousands)	Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of October 2, 2010
Patents	14	$12,770	$(6,184)	$6,586
Trademarks/tradenames	11	85,644	(31,534)	54,110
Customer relationships	13	158,158	(65,547)	92,611
Other	4	1,631	(1,251)	380
Total intangible assets		$258,203	$(104,516)	$153,687

As of December 31, 2009
Patents	14	$12,770	$(5,477)	$7,293
Trademarks/tradenames	15	85,644	(21,475)	64,169
Customer relationships	13	158,158	(56,249)	101,909
Other	4	1,631	(938)	693
Total intangible assets		$258,203	$(84,139)	$174,064

Estimated amortization expense for the remainder of 2010 and for fiscal years 2011, 2012, 2013, and 2014 is shown in the following table:

(Amounts in thousands)	Amortization expense

2010 (remainder of year)	$6,705
2011	26,693
2012	26,647
2013	16,495
2014	15,120

During the nine months ended October 2, 2010, the Company decreased the remaining useful life of certain trademarks in the Windows and Doors segment to three years (applied prospectively) as a result of future marketing plans regarding the use of these trademarks.  The Company determined that the trademarks’ undiscounted cash flows over the abbreviated three year period exceeded the carrying value of these trademarks.  As a result, there was no further impairment test conducted for these trademarks.  For the three months and nine months ended October 2, 2010, the Company incurred approximately $1.9 million and $5.6 million, respectively, of increased amortization expense compared to the three months and nine months ended October 3, 2009.

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net income (loss)	$(6,394)	$4,385	$47,299	$(59,132)
Foreign currency translation adjustment	1,305	2,154	888	3,352
Comprehensive income (loss)	$(5,089)	$6,539	$48,187	$(55,780)

5.  LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at October 2, 2010 and December 31, 2009 consists of the following:

(Amounts in thousands)	October 2, 2010	December 31, 2009

Senior secured asset based revolving credit facility	$40,000	$25,000
9.00% Senior subordinated notes due 2012, net of
unamortized premium of $0 and $105	-	360,105
11.75% Senior secured notes due 2013, net of
unamortized discount of $7,938 and $9,708	717,062	715,292
13.125% Senior subordinated notes due 2014, net of
unamortized discount of $3,703 and $0	146,297	-
	$903,359	$1,100,397
Less:
9.00% Senior subordinated notes due to related parties
including unamortized premium of $0 and $82	-	281,376
	$903,359	$819,021

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of 11.75% senior secured notes due 2013 (the “Senior Secured Notes”) at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under the then existing senior secured credit facility of approximately $676.2 million of term loan borrowings and approximately $15.0 million of revolver borrowings.  The Senior Secured Notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum.  Interest will be paid semi-annually on June 15 and December 15 of each year.  On October 23, 2009, Ply Gem Industries issued an additional $25.0 million of its Senior Secured Notes in a private placement transaction.  The net proceeds of $20.0 million were utilized for general corporate purposes.  The additional $25.0 million of Senior Secured Notes have the same terms and covenants as the initial $700.0 million of Senior Secured Notes.

Prior to April 1, 2011, Ply Gem Industries may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 111.75% of the aggregate principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any, provided that at least 65% of the original aggregate principal amount of the Senior Secured Notes remains outstanding after the redemption.  In addition, not more than once during any twelve-month period, Ply Gem Industries may redeem up to $70.0 million of the Senior Secured Notes at a redemption price equal to 103% of the aggregate principal amount of the Senior Secured Notes, plus accrued and unpaid interest, if any.  At any time on or after April 1, 2011, Ply Gem Industries may redeem the Senior Secured Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the Senior Secured Notes, plus, in each case, accrued and unpaid interest, if any, to the redemption date.

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets. In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00. In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding, debt pursuant to a general debt basket in an aggregate amount not to exceed $25.0 million at any one time outstanding and the refinancing of other debt under certain circumstances. As of October 2, 2010 and December 31, 2009, Ply Gem Industries had $5.0 million of availability under its general debt basket following the October 2009 issuance of additional Senior Secured Notes. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $0.5 million in any calendar year and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

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

In addition, the Company’s stock ownership in its subsidiaries collateralizes the Senior Secured Notes to the extent that such equity interests and other securities can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission.  As of October 2, 2010, no subsidiary’s stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

Senior Secured Asset Based Revolving Credit Facility due 2013

Concurrently with the Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, the Company and the subsidiaries of Ply Gem Industries entered into a new senior secured asset-based revolving credit facility (the “ABL Facility”).  The ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013), including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and United States dollars by Ply Gem Canada.

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

The ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  The Company had borrowings of $40.0 million and $25.0 million outstanding under the ABL Facility as of October 2, 2010 and December 31, 2009, respectively.  As of October 2, 2010, Ply Gem Industries had approximately $129.3 million of contractual availability and approximately $105.4 million of borrowing base availability under the ABL Facility, reflecting $40.0 million of borrowings outstanding and approximately $5.7 million of letters of credit issued.

The interest rates applicable to loans under the ABL Facility are, at the Company’s option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of October 2, 2010, the Company’s interest rate on the ABL Facility was approximately 6.0%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1 to 1.0 if the Company’s excess availability is less than the greater of (a) 15% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million. The fixed charge coverage ratio was not applicable at any point during the nine months ended October 2, 2010.

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

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its 9% Senior Subordinated Notes due 2012, which were guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August 2004, in connection with the MW acquisition, Ply Gem Industries issued an additional $135.0 million of 9% Senior Subordinated Notes, which were guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding and its subsidiaries.  Ply Gem Industries paid interest semi-annually on February 15 and August 15 of each year.  As of December 31, 2009, certain affiliates of the Company’s controlling stockholder owned approximately $281.4 million of the outstanding 9% Senior Subordinated Notes.

In connection with the issuance of $150.0 million aggregate principal amount of 13.125% Senior Subordinated Notes due 2014 on January 11, 2010 (see description in corresponding section below), Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  The Company accounted for this transaction as a debt extinguishment.  In addition to this debt extinguishment, approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the Company’s controlling stockholder were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime Holdings, the Company’s parent company.  Such notes were then transferred to Ply Gem Holdings and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  As such, these 9% Senior Subordinated Notes were not outstanding as of October 2, 2010.

Gain on extinguishment of debt

As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, the Company recognized a loss on debt extinguishment of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of the Company’s controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, the Company recognized a gain on extinguishment of approximately $100.4 million, including the write off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million net gain on debt extinguishment was recorded within other income (expense) separately in the accompanying condensed consolidated statement of operations for the nine months ended October 2, 2010.

13.125% Senior Subordinated Notes due 2014

On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes due 2014 (the “13.125% Senior Subordinated Notes”) at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its 9% Senior Subordinated Notes and to pay certain related costs and expenses.  The $150.0 million Senior Subordinated Notes will mature on July 15, 2014 and bear interest at the rate of 13.125% per annum.  Interest is paid semi-annually on January 15 and July 15 of each year.

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

The 13.125% Senior Subordinated Notes are unsecured and subordinated in right of payment to all existing and future debt of the Company, including the ABL Facility and the Senior Secured Notes.  The 13.125% Senior Subordinated Notes are unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (other than certain unrestricted subsidiaries) on a senior subordinated basis.  The guarantees are general unsecured obligations and are subordinated in right of payment to all existing senior debt of the guarantors, including the guarantees of the Senior Secured Notes and the ABL Facility.

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

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan.

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Service cost	$40	$44	$120	$132
Interest cost	507	500	1,520	1,500
Expected return on plan assets	(454)	(366)	(1,360)	(1,098)
Amortization of loss	80	125	236	377
Net periodic expense	$173	$303	$516	$911

7.  COMMITMENTS AND CONTINGENCIES

Indemnification

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $6.6 million and $7.4 million at October 2, 2010 and December 31, 2009, respectively.  As of October 2, 2010 and December 31, 2009, the Company has recorded liabilities related to these indemnifications of approximately $2.9 million and $2.8 million, respectively, in current liabilities and $3.7 million and $4.6 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	October 2, 2010	December 31, 2009

Product claim liabilities	$2,872	$3,505
Multiemployer pension plan withdrawal liability	3,132	3,292
Other	574	599
	$6,578	$7,396

Warranty claims

The Company sells a number of products and offers a number of warranties on these products.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs expected to be incurred under its warranties and records a liability for such costs at the time of sale, which is recorded in both accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of October 2, 2010 and December 31, 2009, warranty liabilities of approximately $9.6 million and $10.4 million, respectively, have been recorded in current liabilities and approximately $32.5 million and $33.0 million, respectively, have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Balance, beginning of period	$43,398	$44,204	$43,398	$45,653
Warranty expense during period	1,956	3,459	8,548	9,986
Settlements made during period	(3,289)	(3,688)	(9,881)	(11,664)
Balance, end of period	$42,065	$43,975	$42,065	$43,975

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

8.  ACCRUED EXPENSES, TAXES, AND OTHER LONG-TERM LIABILITIES

Accrued expenses and taxes consist of the following:

(Amounts in thousands)	October 2, 2010	December 31, 2009

Insurance	$4,482	$5,210
Employee compensation and benefits	7,654	3,259
Sales and marketing	24,612	18,585
Product warranty	9,552	10,408
Short-term product claim liability	2,872	2,320
Accrued freight	932	466
Interest	30,207	16,844
Accrued pension	1,649	1,650
Accrued deferred compensation	2,085	2,081
Accrued taxes	5,597	1,993
Other	10,577	9,607
	$100,219	$72,423

During the nine months ended October 2, 2010, the Company agreed to repurchase the common and preferred stock of a former member of management for approximately $1.2 million pursuant to the terms of the Company’s stockholder agreement.  The related stock has been formally cancelled and, as of October 2, 2010, the Company owes this former member of management approximately $1.2 million.  As a result, the $1.2 million has been classified within accrued expenses and taxes in the condensed consolidated balance sheet as of October 2, 2010.

Other long-term liabilities consist of the following:

(Amounts in thousands)	October 2, 2010	December 31, 2009

Insurance	$2,391	$2,714
Pension liabilities	8,344	8,802
Multi-employer pension withdrawal liability	3,132	3,292
Product warranty	32,513	32,990
Long-term product claim liability	-	1,185
Long-term deferred compensation	-	1,821
Liabilities for tax uncertainties	9,749	9,735
Other	3,532	5,112
	$59,661	$65,651

9.   RESTRUCTURING

In November 2008, the Company announced the closure of its Hammonton, New Jersey and Phoenix, Arizona window and door manufacturing facilities.  During December 2008, production began to shift to other locations and production ceased at Hammonton and Phoenix during 2009.  By shifting production to other facilities within the Company, the closures reduced costs and increased operating efficiencies.  Total costs were expected to be approximately $5.4 million, including approximately $1.0 million for personnel-related costs and approximately $4.4 million in other facilities-related costs, which include approximately $4.0 million in lease costs.

On April 2, 2009, the Company announced that it would consolidate production across several of its manufacturing facilities improving the Company’s overall operating efficiency.  The Company’s plans included shifting the majority of the production from its Kearney, Missouri facility to its other three vinyl siding manufacturing facilities.  The Company continues to operate the Kearney, Missouri facility on a limited basis until the housing market recovers.  The Company also closed its Tupelo, Mississippi window and door manufacturing facility.  In addition, the Company consolidated certain of the vinyl lineal production to its Rocky Mount, Virginia facility and realigned production of its west coast window and door facilities at Sacramento, California and Auburn, Washington to better serve customers and improve overall operating efficiency.  In connection with the April 2, 2009 announcement, the Company expected to incur pre-tax exit and restructuring costs, all of which were cash charges, of approximately $2.0 million, including approximately $0.9 million for personnel-related costs, approximately $0.1 million for contract termination costs, and approximately $1.0 million in other facilities-related costs.

The following table summarizes the Company’s restructuring activity for the nine months ended October 2, 2010:

(Amounts in thousands)	Accrued as of	Adjustments	Cash payments	Expensed	Accrued as of
	December 31, 2009	during 2010	during 2010	during 2010	October 2, 2010
Hammonton, NJ
Severance costs	$-	$-	$-	$-	$-
Other termination benefits	-	-	-	-	-
Contract terminations	1,873	-	(1,395)	67	545
Equipment removal and other	-	-	-	-	-
	$1,873	$-	$(1,395)	$67	$545

Phoenix, AZ
Severance costs	$-	$-	$-	$-	$-
Other termination benefits	-	-	-	-	-
Contract terminations	766	-	(553)	31	244
Equipment removal and other	-	-	-	-	-
	$766	$-	$(553)	$31	$244

Kearney, MO
Severance costs	$-	$-	$-	$-	$-
Equipment removal and other	-	-	(112)	112	-
	$-	$-	$(112)	$112	$-

Tupelo, MS
Severance costs	$-	$-	$-	$-	$-
Contract terminations	109	(13)	(98)	2	-
Equipment removal and other	-	-	-	-	-
	$109	$(13)	$(98)	$2	$-

The Company recorded restructuring costs in selling, general and administrative expenses in the periods and segments shown in the following table:

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Siding, Fencing and Stone	$1	$550	$112	$2,269
Windows and Doors	(13)	276	(13)	5,486
	$(12)	$826	$99	$7,755

The Company also recorded in its Windows and Doors segment interest expense related to lease termination costs of approximately $21,000 and $100,000 for the three and nine months ended October 2, 2010, respectively, and $66,000 and $136,000 for the three and nine months ended October 3, 2009, respectively.  The restructuring liabilities as of October 2, 2010 relate to lease termination costs.

10.   INCOME TAXES

Effective tax rate and debt transactions

Income taxes for interim periods have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate.  In addition to the amount of tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company includes certain items treated as discrete events to arrive at an estimated effective tax rate.  For the nine months ended October 2, 2010, the Company’s estimated effective income tax rate was approximately 15.3%, which varied from the statutory rate primarily due to state tax expense, a decrease in the valuation allowance, and cancellation of debt income offset by a repurchase premium and original issue discount.

During February 2010, approximately $218.8 million aggregate principal amount of 9% Senior Subordinated Notes held by affiliates of Ply Gem Prime’s controlling stockholders were transferred to Ply Gem Prime’s controlling stockholders and ultimately to Ply Gem Prime in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  These notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled.  Also during February 2010, Ply Gem Industries redeemed the remaining $141.2 million aggregate principal amount of outstanding 9% Senior Subordinated Notes (including approximately $62.5 million aggregate principal amount of the 9% Senior Subordinated Notes held by affiliates of Ply Gem Prime’s controlling stockholders).  As a result of these debt transactions, the Company realized $35.3 million of additional cancellation of indebtedness income (“CODI”) for income tax purposes during the nine months ended October 2, 2010.  During the nine months ended October 3, 2009, affiliates of the Company’s controlling stockholder purchased a majority of the 9% Senior Subordinated Notes.  The Company determined that approximately $115.1 million would be considered CODI for the nine months ended October 3, 2009 as the acquiring party was deemed a related party for tax purposes.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”).  Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of CODI arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010.  For debt acquired in 2009, the CODI can be deferred for five years and then included in taxable income ratably over the next five years.  The CODI deferral and inclusion periods for debt acquired during 2010 would be four years.  If the CODI is deferred, the Company will also be required to defer the deduction of all or a substantial portion of any “original issue discount” (“OID”) deductions.  The Company does not currently plan to utilize this deferral election for the 2009 and 2010 CODI.

Valuation allowance

As of October 2, 2010, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company currently has book goodwill of approximately $13.4 million that is not amortized which results in a deferred tax liability of approximately $2.9 million at October 2, 2010.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

Other tax considerations

During the nine months ended October 3, 2009, the Company filed an amended federal income tax return for the year ended December 31, 2005 in order to adjust its net operating loss limitations.  The Company recorded the resulting income tax benefit as an income tax receivable of approximately $4.1 million.  As of December 31, 2009, this amount was recorded in prepaid expenses and other current assets in the accompanying condensed consolidated balance sheets.  During the third quarter of 2010, the Company received the approximate $4.0 million federal tax receivable.

The Worker, Homeownership, and Business Assistance Act of 2009 provided for a five year carryback of net operating losses for either 2008 or 2009 losses.  Additionally, the ninety percent limitation on the usage of alternative minimum tax net operating loss deductions was suspended during this extended carryback period.  The Company has filed an amended 2008 carryback claim in order to receive a refund of the alternative minimum tax paid for tax years 2005 through 2007 totaling approximately $1.1 million, which was recorded in prepaid expenses and other current assets at December 31, 2009.  During the third quarter of 2010, the Company received the approximate $1.1 million carryback claim.

Tax uncertainties

Despite our belief that our tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities.  Our tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences.  The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.  The Company’s federal income tax returns for the tax years ended December 31, 2005, 2006, 2007 and 2008 are currently under examination by the Internal Revenue Service.  During the next 12 months, it is reasonably possible that the Company may reverse approximately $6.7 million of tax contingency reserves primarily related to additional federal and state taxes that have expiring statutes of limitations.

11.  STOCK-BASED COMPENSATION

Stock Option Plan

A rollforward of stock options outstanding during the nine months ended October 2, 2010 is as follows:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2010	334,044	$51.33	6.98
Granted	51,000	80.00	9.58
Forfeited or expired	(7,153)	-	-
Balance at October 2, 2010	377,891	$55.75	6.65

As of October 2, 2010, the Company has 99,194 vested options and approximately $1.0 million of total unrecognized compensation expense that will be recognized over a weighted average period of 2.03 years.

Other Share-Based Compensation

Upon completion of the acquisition of Ply Gem, the acquisition of MW and the acquisition of AWC Holding Company and its subsidiaries (collectively, “Alenco”), certain members of management made a cash contribution to Ply Gem Prime in exchange for shares of Ply Gem Prime’s common stock.   Ply Gem Prime is the sole shareholder of Ply Gem Holdings.

A rollforward of Ply Gem Prime’s common stock during the nine months ended October 2, 2010 is as follows.

Common Stock Shares Owned by Management
Balance at January 1, 2010	642,895
Shares issued	9,387
Shares repurchased	(70,000)
Balance at October 2, 2010	582,282

Phantom stock

Upon the completion of the acquisitions of Ply Gem and MW, certain members of management contributed their investment in predecessor companies in exchange for phantom common stock units and phantom preferred stock units which were governed by a phantom stock plan.  Under the phantom stock plan, each participant’s interest in the plan was recorded in a bookkeeping account; however, no stock was initially issued under the phantom stock plan.  Each account recorded a number of units so that, any “phantom common stock units” were deemed to be invested in common stock and any “phantom preferred stock units” were deemed invested in senior preferred stock.  Under the plan, upon liquidation and payment of a participant’s account, the value of the account generally was to be paid to the participant either in cash or in shares of Ply Gem Prime’s stock having a fair market value equal to the account balance, at the discretion of Ply Gem Prime.

In 2006, the Company converted all phantom common and preferred stock units into a cash account payable on a fixed schedule in years 2007 and beyond.  The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00.  From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans.  This portion of the account was paid to each party in a single lump-sum cash payment on January 31, 2007.  The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of senior preferred stock represented by such units.  This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment.  This portion of the account is payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control.  During the nine months ended October 2, 2010, the Company made cash phantom stock payments of approximately $2.1 million.  During the year ended December 31, 2009, the Company made cash phantom stock payments of approximately $1.8 million.  As of October 2, 2010  and December 31, 2009, the Company accrued on its consolidated balance sheet approximately $2.1 million and $2.1 million, respectively, in accrued expenses and taxes and approximately $0.0 million and $1.8 million, respectively in other long term liabilities for the phantom stock.

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

The following is a summary of the Company’s segment information:

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net Sales
Siding, Fencing, and Stone	$164,901	$182,166	$477,168	$456,239
Windows and Doors	104,644	111,303	298,242	280,557
	$269,545	$293,469	$775,410	$736,796

Operating earnings (loss)
Siding, Fencing, and Stone	$28,484	$39,721	$76,530	$59,956
Windows and Doors	(1,088)	3,010	(15,669)	(21,671)
Unallocated	(2,810)	(3,751)	(9,693)	(10,288)
	$24,586	$38,980	$51,168	$27,997

	Total assets as of
	October 2, 2010	December 31, 2009

Siding, Fencing, and Stone	$616,863	$604,753
Windows and Doors	314,265	333,876
Unallocated	47,476	43,404
	$978,604	$982,033

13.  RELATED PARTY TRANSACTIONS

The Company has entered into an advisory agreement with an affiliate of CI Capital Partners LLC, formerly Caxton-Iseman Capital, LLC (the “Caxton-Iseman Party”), which we refer to as the “General Advisory Agreement”.  The Caxton-Iseman Party provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.9 million and $0.4 million within selling, general, and administrative expenses for the three month periods ended October 2, 2010 and October 3, 2009, respectively, and approximately $2.0 million and $1.8 million within selling, general, and administrative expenses for the nine month periods ended October 2, 2010 and October 3, 2009, respectively.

During February 2010, approximately $218.8 million aggregate principal amount of 9% Senior Subordinated Notes held by affiliates of Ply Gem Prime’s controlling stockholders were transferred to Ply Gem Prime’s controlling stockholders and ultimately to Ply Gem Prime in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  These notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled.  Also during February 2010, Ply Gem Industries redeemed the remaining $141.2 million aggregate principal amount of outstanding 9% Senior Subordinated Notes (including approximately $62.5 million aggregate principal amount of the 9% Senior Subordinated Notes held by affiliates of Ply Gem Prime’s controlling stockholders).  As a result of these debt transactions, the Company paid interest to related parties of approximately $9.8 million during the nine months ended October 2, 2010.  These interest payments have been recorded within interest expense in the Company’s condensed consolidated statement of operations.

During February and March 2010, the Company received equity contributions of approximately $1.2 million from certain members of management.  In addition, the Company repurchased equity of approximately $1.9 million from certain former members of management.

During May 2010, the Company received equity contributions of approximately $1.2 million from certain members of our Board, certain other affiliates of CI Capital Partners, and a member of management.  In addition, the Company repurchased equity of approximately $2.3 million from a former and an existing member of management.  As of October 2, 2010, approximately $1.2 million of this $2.3 million has been classified as a current liability in accrued expenses and taxes in the condensed consolidated balance sheet.

During June 2010, the Company made a state tax payment of approximately $1.5 million for Ply Gem Prime.  Ply Gem Prime incurred a state tax liability as a result of the 9% Senior Subordinated Note debt extinguishment and related contribution during the first quarter of 2010 in which Ply Gem Prime recognized a capital gain of approximately $13.3 million.  Ply Gem Prime is a holding company with no independent operating assets or liabilities other than its investment in the Company and therefore has no ability to make tax payments.  The Company recognized this payment as a return of capital in the Company’s condensed consolidated balance sheet as of October 2, 2010.

14.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes and 13.125% Senior Subordinated Notes were both issued by the Company's direct subsidiary, Ply Gem Industries, and the Senior Secured Notes and the 13.125% Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ wholly-owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of October 2, 2010 and December 31, 2009, and for the three and nine month periods ended October 2, 2010 and October 3, 2009.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended October 2, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$247,810	$21,735	$-	$269,545
Costs and expenses:
Cost of products sold	-	-	193,072	13,830	-	206,902
Selling, general and
administrative expenses	-	2,801	24,905	3,559	-	31,265
Intercompany administrative
charges	-	-	3,195	212	(3,407)	-
Amortization of intangible assets	-	9	6,783	-	-	6,792
Total costs and expenses	-	2,810	227,955	17,601	(3,407)	244,959
Operating earnings (loss)	-	(2,810)	19,855	4,134	3,407	24,586
Foreign currency gain	-	-	-	104	-	104
Intercompany interest	-	25,823	(25,683)	(140)	-	-
Interest expense	-	(29,750)	(21)	-	-	(29,771)
Interest income	-	3	14	2	-	19
Intercompany administrative income	-	3,407	-	-	(3,407)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(3,327)	(5,835)	4,100	-	(5,062)
Equity in subsidiaries' income (loss)	(6,394)	(3,162)	-	-	9,556	-
Income (loss) before provision
(benefit) for income taxes	(6,394)	(6,489)	(5,835)	4,100	9,556	(5,062)
Provision (benefit) for income taxes	-	(95)	214	1,213	-	1,332
Net income (loss)	$(6,394)	$(6,394)	$(6,049)	$2,887	$9,556	$(6,394)

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	1,305	-	1,305
Total comprehensive income (loss)	$(6,394)	$(6,394)	$(6,049)	$4,192	$9,556	$(5,089)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended October 3, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$272,504	$20,965	$-	$293,469
Costs and expenses:
Cost of products sold	-	-	202,346	13,745	-	216,091
Selling, general and
administrative expenses	-	3,742	26,662	3,078	-	33,482
Intercompany administrative
charges	-	-	2,730	-	(2,730)	-
Amortization of intangible assets	-	9	4,907	-	-	4,916
Total costs and expenses	-	3,751	236,645	16,823	(2,730)	254,489
Operating earnings (loss)	-	(3,751)	35,859	4,142	2,730	38,980
Foreign currency gain	-	-	-	242	-	242
Intercompany interest	-	30,210	(29,842)	(368)	-	-
Interest expense	-	(32,543)	(66)	-	-	(32,609)
Interest income	-	12	20	-	-	32
Intercompany administrative income	-	2,730	-	-	(2,730)	-
Income (loss) before equity in
subsidiaries' income	-	(3,342)	5,971	4,016	-	6,645
Equity in subsidiaries' income	4,385	6,590	-	-	(10,975)	-
Income before provision (benefit)
for income taxes	4,385	3,248	5,971	4,016	(10,975)	6,645
Provision (benefit) for income taxes	-	(1,137)	2,158	1,239	-	2,260
Net income	$4,385	$4,385	$3,813	$2,777	$(10,975)	$4,385

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	2,154	-	2,154
Total comprehensive income	$4,385	$4,385	$3,813	$4,931	$(10,975)	$6,539

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended October 2, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$718,972	$56,438	$-	$775,410
Costs and expenses:
Cost of products sold	-	-	567,638	37,657	-	605,295
Selling, general and
administrative expenses	-	9,666	78,363	10,541	-	98,570
Intercompany administrative
charges	-	-	9,300	607	(9,907)	-
Amortization of intangible assets	-	27	20,350	-	-	20,377
Total costs and expenses	-	9,693	675,651	48,805	(9,907)	724,242
Operating earnings (loss)	-	(9,693)	43,321	7,633	9,907	51,168
Foreign currency gain	-	-	-	330	-	330
Intercompany interest	-	81,089	(80,403)	(686)	-	-
Interest expense	-	(93,885)	(100)	-	-	(93,985)
Interest income	-	15	102	10	-	127
Gain on extinguishment of debt	-	98,187	-	-	-	98,187
Intercompany administrative income	-	9,907	-	-	(9,907)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	85,620	(37,080)	7,287	-	55,827
Equity in subsidiaries' income (loss)	47,299	(30,399)	-	-	(16,900)	-
Income (loss) before provision
(benefit) for income taxes	47,299	55,221	(37,080)	7,287	(16,900)	55,827
Provision (benefit) for income taxes	-	7,922	(1,574)	2,180	-	8,528
Net income (loss)	$47,299	$47,299	$(35,506)	$5,107	$(16,900)	$47,299

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	888	-	888
Total comprehensive income (loss)	$47,299	$47,299	$(35,506)	$5,995	$(16,900)	$48,187

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended October 3, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$691,917	$44,879	$-	$736,796
Costs and expenses:
Cost of products sold	-	-	552,436	31,177	-	583,613
Selling, general and
administrative expenses	-	10,276	91,727	8,449	-	110,452
Intercompany administrative
charges	-	-	6,928	-	(6,928)	-
Amortization of intangible assets	-	12	14,722	-	-	14,734
Total costs and expenses	-	10,288	665,813	39,626	(6,928)	708,799
Operating earnings (loss)	-	(10,288)	26,104	5,253	6,928	27,997
Foreign currency gain	-	-	-	84	-	84
Intercompany interest	-	90,833	(89,526)	(1,307)	-	-
Interest expense	-	(99,353)	(136)	-	-	(99,489)
Interest income		30	148	2		180
Intercompany administrative income	-	6,928	-	-	(6,928)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(11,850)	(63,410)	4,032	-	(71,228)
Equity in subsidiaries' income (loss)	(59,132)	(49,294)	-	-	108,426	-
Income (loss) before provision
(benefit) for income taxes	(59,132)	(61,144)	(63,410)	4,032	108,426	(71,228)
Provision (benefit) for income taxes	-	(2,012)	(11,327)	1,243	-	(12,096)
Net income (loss)	$(59,132)	$(59,132)	$(52,083)	$2,789	$108,426	$(59,132)

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	3,352	-	3,352
Total comprehensive income (loss)	$(59,132)	$(59,132)	$(52,083)	$6,141	$108,426	$(55,780)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of October 2, 2010

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$16,921	$(7,408)	$7,916	$-	$17,429
Accounts receivable, net	-	-	126,025	10,051	-	136,076
Inventories:
Raw materials	-	-	47,342	4,573	-	51,915
Work in process	-	-	23,570	676	-	24,246
Finished goods	-	-	32,416	2,690	-	35,106
Total inventory	-	-	103,328	7,939	-	111,267
Prepaid expenses and other
current assets	-	308	10,414	593	-	11,315
Total current assets	-	17,229	232,359	26,499	-	276,087
Investments in subsidiaries	(153,529)	(343,622)	-	-	497,151	-
Property and Equipment, at cost:
Land	-	-	3,565	171	-	3,736
Buildings and improvements	-	-	34,813	1,097	-	35,910
Machinery and equipment	-	1,272	253,809	7,394	-	262,475
	-	1,272	292,187	8,662	-	302,121
Less accumulated depreciation	-	(551)	(175,670)	(4,255)	-	(180,476)
Total property and equipment, net	-	721	116,517	4,407	-	121,645
Other Assets:
Intangible assets, net	-	-	153,687	-	-	153,687
Goodwill	-	-	382,472	10,680	-	393,152
Deferred income taxes	-	-	295	2,810	-	3,105
Intercompany note receivable	-	1,093,760	-	-	(1,093,760)	-
Other	-	29,526	1,402	-	-	30,928
Total other assets	-	1,123,286	537,856	13,490	(1,093,760)	580,872
	$(153,529)	$797,614	$886,732	$44,396	$(596,609)	$978,604

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$1,238	$60,977	$4,685	$-	$66,900
Accrued expenses and taxes	-	40,185	55,988	4,046	-	100,219
Total current liabilities	-	41,423	116,965	8,731	-	167,119
Deferred income taxes	-	-	1,994	-	-	1,994
Intercompany note payable	-	-	1,088,999	4,761	(1,093,760)	-
Other long term liabilities	-	6,361	52,333	967	-	59,661
Long-term debt	-	903,359	-	-	-	903,359
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	321,705	321,705	161,313	6,398	(489,416)	321,705
(Accumulated deficit) retained earnings	(476,446)	(476,446)	(534,872)	18,546	992,772	(476,446)
Accumulated other
comprehensive income	1,212	1,212	-	4,993	(6,205)	1,212
Total stockholder's (deficit) equity	(153,529)	(153,529)	(373,559)	29,937	497,151	(153,529)
	$(153,529)	$797,614	$886,732	$44,396	$(596,609)	$978,604

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$7,341	$2,592	$7,130	$-	$17,063
Accounts receivable, net	-	-	86,657	7,771	-	94,428
Inventories:
Raw materials	-	-	35,151	4,636	-	39,787
Work in process	-	-	22,632	711	-	23,343
Finished goods	-	-	32,505	2,445	-	34,950
Total inventory	-	-	90,288	7,792	-	98,080
Prepaid expenses and other
current assets	-	512	15,793	3,143	-	19,448
Deferred income taxes	-	-	5,748	14	-	5,762
Total current assets	-	7,853	201,078	25,850	-	234,781
Investments in subsidiaries	(313,482)	(320,928)	-	-	634,410	-
Property and Equipment, at cost:
Land	-	-	3,565	167	-	3,732
Buildings and improvements	-	-	34,639	1,048	-	35,687
Machinery and equipment	-	1,272	253,233	6,814	-	261,319
	-	1,272	291,437	8,029	-	300,738
Less accumulated depreciation	-	(425)	(155,023)	(3,588)	-	(159,036)
Total property and equipment, net	-	847	136,414	4,441	-	141,702
Other Assets:
Intangible assets, net	-	-	174,064	-	-	174,064
Goodwill	-	-	382,472	10,366	-	392,838
Deferred income taxes	-	-	-	2,716	-	2,716
Intercompany note receivable	-	1,101,260	-	-	(1,101,260)	-
Other	-	34,704	1,228	-	-	35,932
Total other assets	-	1,135,964	557,764	13,082	(1,101,260)	605,550
	$(313,482)	$823,736	$895,256	$43,373	$(466,850)	$982,033

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$4,354	$45,352	$3,127	$-	$52,833
Accrued expenses and taxes	-	22,745	47,424	2,254	-	72,423
Total current liabilities	-	27,099	92,776	5,381	-	125,256
Deferred income taxes	-	-	4,211	-	-	4,211
Intercompany note payable	-	-	1,088,999	12,261	(1,101,260)	-
Other long term liabilities	-	9,722	54,990	939	-	65,651
Long-term debt due to related parties	-	281,376	-	-	-	281,376
Long-term debt	-	819,021	-	-	-	819,021
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,939	209,939	153,646	7,246	(370,831)	209,939
(Accumulated deficit) retained earnings	(523,745)	(523,745)	(499,366)	13,439	1,009,672	(523,745)
Accumulated other
comprehensive income	324	324	-	4,107	(4,431)	324
Total stockholder's (deficit) equity	(313,482)	(313,482)	(345,720)	24,792	634,410	(313,482)
	$(313,482)	$823,736	$895,256	$43,373	$(466,850)	$982,033

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 2, 2010

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$47,299	$47,299	$(35,506)	$5,107	$(16,900)	$47,299
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	126	45,582	590	-	46,298
Non-cash interest expense, net	-	7,399	-	-	-	7,399
Gain on foreign currency transactions	-	-	-	(330)	-	(330)
Gain on extinguishment of debt	-	(98,187)	-	-	-	(98,187)
Deferred income taxes	-	-	3,236	(80)	-	3,156
Equity in subsidiaries' net income (loss)	(47,299)	30,399	-	-	16,900	-
Other	-	-	95	(6)	-	89
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(39,368)	(1,996)	-	(41,364)
Inventories	-	-	(13,040)	83	-	(12,957)
Prepaid expenses and other
current assets	-	(1,319)	5,814	2,565	-	7,060
Accounts payable	-	(3,116)	15,616	1,437	-	13,937
Accrued expenses and taxes	-	13,715	8,074	1,664	-	23,453
Cash payments on restructuring liabilities	-	-	(2,158)	-	-	(2,158)
Other	-	101	26	270	-	397
Net cash provided by (used in)
operating activities	-	(3,583)	(11,629)	9,304	-	(5,908)
Cash flows from investing
activities:
Capital expenditures	-	-	(7,960)	(427)	-	(8,387)
Proceeds from sale of assets	-	-	1,944	10	-	1,954
Net cash used in
investing activities	-	-	(6,016)	(417)	-	(6,433)
Cash flows from financing
activities:
Proceeds from long-term debt	-	145,709	-	-	-	145,709
Net revolver borrowings	-	15,000	-	-	-	15,000
Payments on long-term debt	-	(141,191)	-	-	-	(141,191)
Proceeds from intercompany						-
investment	-	683	7,645	(8,328)	-	-
Debt issuance costs paid	-	(4,956)	-	-	-	(4,956)
Tax payments on behalf of parent	-	(1,532)	-	-	-	(1,532)
Equity contributions	-	2,428	-	-	-	2,428
Equity repurchases	-	(2,978)	-	-	-	(2,978)
Net cash provided by (used in)
financing activities	-	13,163	7,645	(8,328)	-	12,480
Impact of exchange rate movement
on cash	-	-	-	227	-	227
Net increase (decrease) in cash
and cash equivalents	-	9,580	(10,000)	786	-	366
Cash and cash equivalents at the
beginning of the period	-	7,341	2,592	7,130	-	17,063
Cash and cash equivalents at the end
of the period	$-	$16,921	$(7,408)	$7,916	$-	$17,429

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 3, 2009

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(59,132)	$(59,132)	$(52,083)	$2,789	$108,426	$(59,132)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	127	41,620	522	-	42,269
Non-cash interest expense, net	-	6,368	-	-	-	6,368
Gain on foreign currency transactions	-	-	-	(84)	-	(84)
Deferred income taxes	-	-	(11,611)	506	-	(11,105)
Equity in subsidiaries' loss	59,132	49,294	-	-	(108,426)	-
Other	-	-	(6)	-	-	(6)
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(54,561)	(3,237)	-	(57,798)
Inventories	-	-	29,573	(462)	-	29,111
Prepaid expenses and other
current assets	-	1,636	(2,485)	(1,381)	-	(2,230)
Accounts payable	-	(273)	10,717	860	-	11,304
Accrued expenses and taxes	-	12,345	10,025	7,286	-	29,656
Cash payments on restructuring liabilities	-	-	(5,274)	-	-	(5,274)
Other	-	25	(133)	(93)	-	(201)
Net cash provided by (used in)
operating activities	-	10,390	(34,218)	6,706	-	(17,122)
Cash flows from investing
activities:
Capital expenditures	-	(12)	(5,427)	(107)	-	(5,546)
Proceeds from sale of assets	-	-	78	-	-	78
Other	-	-	(109)	-	-	(109)
Net cash used in
investing activities	-	(12)	(5,458)	(107)	-	(5,577)
Cash flows from financing
activities:
Proceeds from revolver borrowings	-	5,000	-	-	-	5,000
Proceeds from intercompany
investment	-	(25,694)	37,638	(11,944)	-	-
Debt issuance costs paid	-	(1,215)	-	-	-	(1,215)
Net cash provided by (used in)
financing activities	-	(21,909)	37,638	(11,944)	-	3,785
Impact of exchange rate movement
on cash	-	-	-	392	-	392
Net decrease in cash
and cash equivalents	-	(11,531)	(2,038)	(4,953)	-	(18,522)
Cash and cash equivalents at the
beginning of the period	-	46,181	4,490	7,618	-	58,289
Cash and cash equivalents at the end
of the period	$-	$34,650	$2,452	$2,665	$-	$39,767

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

•
On October 31, 2008, Ply Gem acquired substantially all of the assets of Ply Gem Stone (formerly United Stone Veneer), a manufacturer of stone veneer products.  As a result of the Ply Gem Stone acquisition, we modified the name of our “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone” during 2008.

Prior to January 11, 2010, Ply Gem Holdings was a wholly-owned subsidiary of Ply Gem Investment Holdings, which was a wholly-owned subsidiary of Ply Gem Prime.  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation.  As a result, Ply Gem Holdings is a wholly-owned subsidiary of Ply Gem Prime.

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

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net Sales
Siding, Fencing, and Stone	$164,901	$182,166	$477,168	$456,239
Windows and Doors	104,644	111,303	298,242	280,557
Operating earnings (loss)
Siding, Fencing, and Stone	28,484	39,721	76,530	59,956
Windows and Doors	(1,088)	3,010	(15,669)	(21,671)
Unallocated	(2,810)	(3,751)	(9,693)	(10,288)
Foreign currency gain
Windows and Doors	104	242	330	84
Interest expense, net
Siding, Fencing, and Stone	14	20	102	148
Windows and Doors	(19)	(66)	(90)	(134)
Unallocated	(29,747)	(32,531)	(93,870)	(99,323)
Income tax benefit (expense)
Unallocated	(1,332)	(2,260)	(8,528)	12,096
Gain on extinguishment of debt
Unallocated	-	-	98,187	-

Net income (loss)	$(6,394)	$4,385	$47,299	$(59,132)

Our business is seasonal and the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year.

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

Siding, Fencing and Stone Segment

(Amounts in thousands)	For the three months ended
	October 2, 2010		October 3, 2009
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$164,901	100%	$182,166	100%
Cost of products sold	120,959	73.4%	126,265	69.3%
Gross profit	43,942	26.6%	55,901	30.7%
SG&A expense	13,329	8.1%	14,051	7.7%
Amortization of intangible assets	2,129	1.3%	2,129	1.2%
Operating earnings	$28,484	17.2%	$39,721	21.8%

Net Sales

Net sales for the three months ended October 2, 2010 decreased compared to the same period in 2009 by approximately $17.3 million, or 9.5%.  The decrease in net sales was driven by reduced demand resulting from negative industry-wide market conditions in new construction from June through September of 2010.  Management believes that these negative market conditions were partially influenced by the Federal First-Time and Repeat Home Buyer Tax Credit programs, which expired on April 30, 2010.  The Federal First-Time and Repeat Home Buyer Tax Credit programs had the effect of pulling market demand forward into the first five months of 2010 which resulted in market demand being artificially lower in June through September.  According to the U.S. Census Bureau, single family housing starts for the first five months of 2010 were estimated to increase by approximately 38.1% from actual levels achieved in the 2009 period while single family housing starts for June through September of 2010 were estimated to decrease by approximately 11.9% from the 2009 period.  In addition, sales volumes were negatively impacted by overall market softness in repair and remodeling activity.  According to the Joint Center for Housing Studies of Harvard University’s leading indicator of remodeling activity (LIRA) index, repair and remodeling activity declined in the third quarter of 2010 as compared to the third quarter of 2009.   The unit volume sales reduction that resulted from the weaker market conditions that existed for both the residential new construction and repair and remodeling markets was partially offset by higher selling prices in the third quarter of 2010 as compared to the third quarter of 2009.  Price increases were implemented in response to increasing raw material costs as discussed below in cost of products sold.

Cost of Products Sold

Cost of products sold for the three months ended October 2, 2010 decreased compared to the same period in 2009 by approximately $5.3 million, or 4.2%.  The cost of products sold decrease was driven by lower sales volume as discussed above.  In addition, we incurred approximately $2.8 million less expense associated with the buy-back, or lift-out, of our competitor’s product on initial stocking orders for new customers for the three months ended October 2, 2010 as compared to the 2009 period.  The reduction in cost of products sold related to volume and lower buy-back expense was partially offset by increased material cost.  The material cost increase was driven by market wide increases in PVC resin and aluminum raw material costs.  Gross profit percentage for the three months ended October 2, 2010 decreased from the same period in 2009 from 30.7% to 26.6%.  The gross profit percentage decrease resulted from higher raw material costs in 2010 that were not fully offset by increased selling price as previously discussed.  In addition, we experienced lower operating leverage on fixed costs which did not decrease in direct proportion to sales.

Selling, general and administrative expenses

SG&A expenses for the three months ended October 2, 2010 decreased compared to the same period in 2009 by approximately $0.7 million, or 5.1%.  The decrease in SG&A expense resulted from lower administrative and other fixed expenses which we reduced in light of current market conditions.  In addition, we incurred approximately $0.4 million less restructuring and integration expense in the third quarter of 2010 as compared to the same period in 2009 as we shifted production from our Kearney, Missouri plant to our other vinyl siding plants in 2009.

Amortization of intangible assets

Amortization expense for the three months ended October 2, 2010 was consistent with the same period in 2009.

(Amounts in thousands)	For the nine months ended
	October 2, 2010		October 3, 2009
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$477,168	100%	$456,239	100%
Cost of products sold	352,268	73.8%	340,548	74.6%
Gross profit	124,900	26.2%	115,691	25.4%
SG&A expense	41,982	8.8%	49,342	10.8%
Amortization of intangible assets	6,388	1.4%	6,393	1.5%
Operating earnings	$76,530	16.0%	$59,956	13.1%

Net Sales

Net sales for the nine months ended October 2, 2010 increased compared to the same period in 2009 by approximately $20.9 million, or 4.6%.  The increase in net sales was driven by increased demand resulting from improved industry-wide market conditions in new construction for the first five months of 2010 partially offset by lower demand from June through September of 2010.  According to the U.S. Census Bureau, single family housing starts were estimated to increase by approximately 38.1% during the first five months of 2010 from actual levels achieved in the 2009 period, while single family housing starts for June through September of 2010 were estimated to decrease by approximately 11.9% from the 2009 period.  As previously discussed, management believes that the improvement in industry wide market conditions was partially influenced by the Federal First-Time and Repeat Home Buyer Tax Credit programs which expired on April 30, 2010, which had the effect of pulling market demand forward into the first five months of 2010 resulting in market demand being artificially lower in June through September of 2010.  In addition to higher volume, selling prices were generally higher in the nine months ended October 2, 2010 as compared to the 2009 period as a result of price increases that were implemented in response to increasing raw material costs as discussed below in cost of products sold.

Cost of Products Sold

Cost of products sold for the nine months ended October 2, 2010 increased compared to the same period in 2009 by approximately $11.7 million, or 3.4%.  The cost of products sold increase was primarily driven by higher sales volume as discussed above.  In addition, our 2010 material costs were negatively impacted by market wide price increases for our two largest raw materials, PVC resin and aluminum.  While rising commodity prices negatively impacted our cost of products sold, the increase was partially offset by a one-time decrease in aluminum cost that occurred in the first half of 2010 as compared to 2009 due to the termination of an aluminum supply agreement in early 2009, which resulted in abnormally high aluminum material cost charged to cost of products sold in the first half of 2009.  In addition, we incurred approximately $5.5 million less expense associated with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on initial stocking orders for the nine months ended October 2, 2010 as compared to the 2009 period.  Gross profit percentage for the nine months ended October 2, 2010 increased from the 2009 period from 25.4% to 26.2%.  The improvement in gross profit percentage primarily resulted from management’s initiatives to reduce fixed manufacturing expenses, including the consolidation of the majority of the production from our vinyl siding plant in Kearney, Missouri, into our other three remaining vinyl siding plants which was completed in the second quarter of 2009 and lower new customer buy-back expense as previously discussed.

Selling, general and administrative expenses

SG&A expenses for the nine months ended October 2, 2010 decreased compared to the same period in 2009 by approximately $7.4 million, or 14.9%.  The decrease in SG&A expense was primarily caused by lower marketing expenses related to our brand conversion from Alcoa Home Exteriors to Mastic Home Exteriors during the first nine months of 2009.  In addition, we reduced administrative and other fixed expenses in light of current market conditions and incurred lower restructuring and integration expense which totaled approximately $0.3 million for the first nine months of 2010 as compared to approximately $2.7 million for the 2009 period.

Amortization of intangible assets

Amortization expense for the nine months ended October 2, 2010 was consistent with the 2009 period.

Windows and Doors Segment

(Amounts in thousands)	For the three months ended
	October 2, 2010		October 3, 2009
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$104,644	100%	$111,303	100%
Cost of products sold	85,943	82.1%	89,826	80.7%
Gross profit	18,701	17.9%	21,477	19.3%
SG&A expense	15,135	14.5%	15,689	14.1%
Amortization of intangible assets	4,654	4.4%	2,778	2.5%
Operating earnings (loss)	(1,088)	-1.0%	3,010	2.7%
Currency transaction gain	$104	0.1%	$242	0.2%

Net Sales

Net sales for the three months ended October 2, 2010 decreased compared to the same period in 2009 by approximately $6.7 million, or 6.0%.  The decrease in net sales was driven by lower demand for our new construction window and door products resulting from decreases in U.S. single family housing starts as previously discussed.  The sales decrease of our U.S. new construction window and door products was partially offset by higher Western Canada sales of our window and door products, which were favorably impacted by market wide increased demand primarily resulting from increased housing starts in Alberta, Canada.  According to the Canadian Mortgage and Housing Corporation (“CMHC”), total housing starts in Alberta, Canada were estimated to have increased by 25.4% in the third quarter of 2010 as compared to the 2009 period.  Our unit shipments of windows and doors in the United States decreased 9.7% for the third quarter of 2010 as compared to the 2009 period, while our unit shipments of windows and doors in Western Canada increased 1.1% in the third quarter of 2010 as compared to the 2009 period.

Cost of Products Sold

Cost of products sold for the three months ended October 2, 2010 decreased compared to the same period in 2009 by approximately $3.9 million, or 4.3%.  The decrease in cost of products sold was primarily due to lower sales volume as discussed above.  In addition, we incurred approximately $0.4 million less expense associated with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on initial stocking orders for the three months ended October 2, 2010 as compared to the same period in 2009.  Gross profit as a percentage of sales for the three months ended October 2, 2010 decreased from the same period in 2009 from 19.3% to 17.9%.  The gross profit percentage decline primarily resulted from lower operating leverage on fixed costs which did not decrease in direct proportion to sales.

Selling, general and administrative expenses

SG&A expenses for the three months ended October 2, 2010 decreased compared to the same period in 2009 by approximately $0.6 million, or 3.5%.  The decrease in SG&A expense was primarily driven by lower restructuring and integration expense which declined by approximately $0.4 million for the third quarter of 2010 as compared to the same period in 2009 as we closed the Hammonton, New Jersey, Phoenix, Arizona, and Tupelo, Mississippi windows and door facilities in 2009.

Amortization of intangible assets

Amortization expense for the three months ended October 2, 2010 increased compared to the same period in 2009 by approximately $1.9 million due to the change in the estimated lives of certain trade names.  During the nine months ended October 2, 2010, we decreased the life of certain trademarks to three years (applied prospectively) as a result of future marketing plans regarding the use of the trademarks.

(Amounts in thousands)	For the nine months ended
	October 2, 2010		October 3, 2009
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$298,242	100%	$280,557	100%
Cost of products sold	253,027	84.8%	243,065	86.6%
Gross profit	45,215	15.2%	37,492	13.4%
SG&A expense	46,922	15.7%	50,834	18.1%
Amortization of intangible assets	13,962	4.7%	8,329	3.0%
Operating loss	(15,669)	-5.2%	(21,671)	-7.7%
Currency transaction gain	$330	0.1%	$84	0.0%

Net Sales

Net sales for the nine months ended October 2, 2010 increased compared to the same period in 2009 by approximately $17.7 million, or 6.3%.  The net sales increase resulted from higher sales of our new construction window and door products resulting from U.S. single family housing starts increases as previously discussed.  In addition, sales of our window and door products in Western Canada were favorably impacted by market wide increased demand primarily caused by increased housing starts in Alberta, Canada.  According to the CMHC, total housing starts in Alberta, Canada were estimated to have increased 70.4% in the first nine months of 2010 as compared to the 2009 period.  Our unit shipments of windows and doors in the United States increased 1.1% for the first nine months of 2010 as compared to the 2009 period, while our unit shipments of windows and doors in Western Canada increased by 17.7% in the first nine months of 2010 as compared to the 2009 period.

Cost of Products Sold

Cost of products sold for the nine months ended October 2, 2010 increased compared to the same period in 2009 by approximately $10.0 million, or 4.1%.  The increase in cost of products sold was primarily due to increased sales volume as discussed above.  Gross profit as a percentage of sales for the nine months ended October 2, 2010 increased from the same period in 2009 from 13.4% to 15.2%.  The improvement in gross profit percentage resulted from improved operating leverage on fixed manufacturing costs which did not increase in proportion to sales and also from lower fixed manufacturing costs resulting from the closure of our Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi window plants in early 2009 and realigned production within our three west coast window plants, including the realignment of window lineal production during 2009.  Also, impacting our gross profit were the initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers which were approximately $0.0 million in 2010 as compared to approximately $0.8 million for 2009.

Selling, general and administrative expenses

SG&A expenses for the nine months ended October 2, 2010 decreased compared to the same period in 2009 by approximately $3.9 million, or 7.7%.  The decrease in SG&A expense was a result of incurring approximately $5.8 million less restructuring and integration expense for the first nine months of 2010 as compared to the same period in 2009.  The decrease in SG&A from lower restructuring and integration expense was partially offset by higher selling and marketing expenses related to increased sales, higher expenses associated with the introduction of a new repair and remodeling window product, and increased expenses in our Western Canada window business due in part to increased sales demand.

Amortization of intangible assets

Amortization expense for the nine months ended October 2, 2010 increased compared to the same period in 2009 by approximately $5.6 million due to the change in the estimated lives of certain tradenames.  During the nine months ended October 2, 2010, we decreased the life of certain trademarks to three years (applied prospectively) as a result of future marketing plans regarding the use of the trademarks.

Unallocated Operating Earnings, Interest, and (Provision) Benefit for Income Taxes

	For the three months ended
(Amounts in thousands)	October 2, 2010	October 3, 2009
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(2,801)	$(3,742)
Amortization of intangible assets	(9)	(9)
Operating loss	(2,810)	(3,751)
Interest expense	(29,750)	(32,543)
Interest income	3	12
Provision for income taxes	$(1,332)	$(2,260)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended October 2, 2010 decreased by approximately $0.9 million compared to the same period in 2009 primarily due to lower SG&A expense related to wage and benefit expense.

Interest expense

Interest expense for the three months ended October 2, 2010 decreased by approximately $2.8 million compared to the same period in 2009.  The reduction in interest expense was primarily attributed to the $210.0 million deleveraging event that occurred during February 2010.  Specifically, the decrease is related to approximately $8.2 million of interest paid during the third quarter of 2009 on the 9.0% senior subordinated notes due 2012 (the “9% Senior Subordinated Notes”) that were redeemed on February 16, 2010, approximately $0.2 million related to our debt modification in March 2009, approximately $0.4 million of financing cost amortization, and approximately $0.2 million in interest on borrowings under the ABL Facility.  These decreases were partially offset by interest of approximately $5.0 million on the 13.125% Senior Subordinated Notes issued on January 11, 2010, an increase of approximately $0.7 million due to the additional $25.0 million 11.175% Senior Secured Notes issued in October 2009, and an increase of approximately $0.5 million due to bond discount amortization.

Income taxes

The income tax provision for the three months ended October 2, 2010 decreased by approximately $0.9 million compared to the same period in 2009.  Our pre-tax loss for the quarter ended October 2, 2010 was $5.1 million compared to a pre-tax income of $6.6 million for the quarter ended October 3, 2009.  The reason for the decrease in the tax provision relates to the Federal First-Time and Repeat Home Buyer Tax Credit which pulled forward market demand and earnings into the first and second quarters of 2010 thereby decreasing earnings relative to the quarter ended October 3, 2009.  For the quarter ended October 2, 2010, our estimated effective income tax rate varied from the statutory rate primarily due to state tax expense, foreign tax expense, changes in the valuation allowance, and for cancellation of debt income offset by a repurchase premium and original issue discount.  During the quarter ended October 3, 2009, our effective tax rate was consistent with our expectations for the full 2009 fiscal year.

	For the nine months ended
(Amounts in thousands)	October 2, 2010	October 3, 2009
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(9,666)	$(10,276)
Amortization of intangible assets	(27)	(12)
Operating loss	(9,693)	(10,288)
Interest expense	(93,885)	(99,353)
Interest income	15	30
Gain on extinguishment of debt	98,187	-
(Provision) benefit for income taxes	$(8,528)	$12,096

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the nine months ended October 2, 2010 decreased by approximately $0.6 million compared to the same period in 2009 primarily due to lower SG&A expense related to wage and benefit expense.

Interest expense

Interest expense for the nine months ended October 2, 2010 decreased by approximately $5.5 million compared to the same period in 2009.  The reduction in interest expense was primarily attributed to the $210.0 million deleveraging event that occurred during February 2010.  Specifically, the decrease is related to approximately $20.7 million less interest paid on the 9.0% Senior Subordinated Notes which were redeemed on February 16, 2010, approximately $2.5 million related to the  debt modification in March 2009, and approximately $0.6 million of financing cost amortization.  These decreases were partially offset by interest of approximately $14.4 million paid on the 13.125% Senior Subordinated Notes issued on January 11, 2010, an increase of approximately $2.0 million due to the additional $25.0 million 11.175% Senior Secured Notes issued in October 2009, an increase of approximately $0.4 million in interest on borrowings under the ABL Facility, and an increase of approximately $1.5 million due to bond discount amortization.

Gain on extinguishment of debt

As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, we recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  As a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of our controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million on February 12, 2010, we recognized a gain on extinguishment of approximately $100.4 million including the write off of unamortized debt issuance costs of approximately $3.5 million.  The net $98.2 million gain on debt extinguishment was recorded within other income (expense) separately in the condensed consolidated statement of operations for the nine months ended October 2, 2010.

Income taxes

The income tax provision for the nine months ended October 2, 2010 increased from an income tax benefit by approximately $20.6 million over the same period in 2009.  Our pre-tax income for the nine months ended October 2, 2010 included an approximate $98.2 million gain on extinguishment of debt in which the majority of this gain was recognized during 2009 for income tax purposes.   Our pre-tax loss for the nine months ended October 2, 2010 adjusting for the extinguishment gain was approximately $42.4 million compared to a pre-tax loss of approximately $71.2 million for the nine months ended October 3, 2009.  Therefore, the reason for the increase in the tax provision relates to the favorable operating performance during the first nine months of 2010 in which pre-tax loss improved by approximately $28.8 million.  For the nine months ended October 2, 2010, our estimated effective income tax rate was approximately 15.3%, which varied from the statutory rate primarily due to state tax expense, foreign tax expense, changes  in the valuation allowance, and for cancellation of debt income offset by a repurchase premium and original issue discount.  For the nine months ended October 3, 2009, our effective tax rate was 17.0% which was consistent with our expectations for the full 2009 fiscal year.

During February 2010, approximately $218.8 million aggregate principal amount of 9% Senior Subordinated Notes held by affiliates of Ply Gem Prime’s controlling stockholders were transferred to Ply Gem Prime’s controlling stockholders and ultimately to Ply Gem Prime in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  These notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled.  Also during February 2010, Ply Gem Industries redeemed the remaining $141.2 million aggregate principal amount of outstanding 9% Senior Subordinated Notes (including approximately $62.5 million aggregate principal amount of the 9% Senior Subordinated Notes held by affiliates of Ply Gem Prime’s controlling stockholders).  As a result of these debt transactions, we recognized $35.3 million of additional cancellation of indebtedness income (“CODI”) for income tax purposes during the nine months ended October 2, 2010.  During the nine months ended October 3, 2009, affiliates of our controlling stockholder purchased a majority of the 9% Senior Subordinated Notes.  We determined that approximately $115.1 million would be considered CODI for the nine months ended October 3, 2009 as the acquiring party was deemed a related party for income tax purposes.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”).  Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of CODI arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010.  For debt acquired in 2009, the CODI can be deferred for five years and then included in taxable income ratably over the next five years.  The CODI deferral and inclusion periods for debt acquired during 2010 would be four years.  If the CODI is deferred, we will also be required to defer the deduction of all or a substantial portion of any “original issue discount” (“OID”) deductions.  We do not currently plan to utilize this deferral election for the 2009 and 2010 CODI.

Liquidity and Capital Resources

During the nine months ended October 2, 2010, cash and cash equivalents increased approximately $0.4 million, from approximately $17.1 million at December 31, 2009.  The 2009 cash decrease from December 31, 2008 of $18.5 million reflected the challenging conditions affecting the housing market during the prior year.  The improvement from 2009 to 2010 can be attributed to our ability to manage expenditures including plant closures and other austerity measures to reduce SG&A expenses.

Our business is seasonal because inclement weather during the winter months reduces the level of building and remodeling activity in both the home repair and remodeling and new home construction sectors, especially in the Northeast and Midwest regions of the United States and Western Canada.  As a result, our liquidity typically increases during the second and third quarters as our ABL facility borrowing base increases reaching a peak early in the fourth quarter, and decreases late in the fourth quarter and throughout the first quarter.

Our primary cash needs are for debt service, capital expenditures, and working capital.  As of October 2, 2010, our annual interest charges for debt service, including the ABL Facility, are estimated to be approximately $108.5 million.  We do not have any scheduled debt maturities until 2013.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures are estimated to be approximately 1.4% to 1.6% of net sales on an annual basis.  As of October 2, 2010, our purchase commitments for inventory are approximately $10.4 million.  We finance these cash requirements through internally generated cash flow and funds borrowed under the ABL Facility.

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

Our specific cash flow movement for the nine months ended October 2, 2010 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the nine months ended October 2, 2010 was approximately $5.9 million as compared to approximately $17.1 million for the nine months ended October 3, 2009.  The decrease in cash used in operating activities was primarily caused by our improved operating performance relative to 2009 offset by net increased working capital usage or requirements.  Our net income improved approximately $8.2 million (excluding the impact of the approximate $98.2 million gain on extinguishment of debt) as a result of an improving U.S. housing market for the nine months ended October 2, 2010 compared to the nine months ended October 3, 2009.  Increased working capital usage for inventory was partially offset by favorability in accounts receivable for the nine months ended October 2, 2010 as compared to the 2009 period.  The increased inventory working capital usage resulted from market conditions for the nine months ended October 2, 2010 which were influenced by the expiration of the Federal First-time and Repeat Home Buyer Tax Credit programs on April 30, 2010, as well as increasing raw material costs.  We also incurred approximately $3.1 million less in restructuring cash payments during the nine months ended October 2, 2010 compared to the nine months ended October 3, 2009, which contributed to a positive change in 2010 operating cash flows.  All of these factors netted to a favorable improvement in cash flows from operations of approximately $11.2 million during the nine months ended October 2, 2010.

Cash used in investing activities

Net cash used in investing activities for the nine months ended October 2, 2010 was approximately $6.4 million, consisting of approximately $8.4 used for capital expenditures, offset by approximately $2.0 million from the sale of assets.   On July 30, 2010, we closed an asset purchase agreement selling substantially all of the assets associated with the operations of our Valencia, Pennsylvania facility for approximately $2.5 million with $1.9 million received at closing and the remaining $0.6 million recorded as a note receivable due in July 2011.  Net cash used in investing activities for the nine months ended October 3, 2009 was approximately $5.6 million, primarily used for capital expenditures.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended October 2, 2010 was approximately $12.5 million, primarily from net revolver borrowings of $15.0 million and proceeds from long-term debt of approximately $145.7 million offset by the approximate $141.2 million redemption of 9% Senior Subordinated Notes, debt issuance costs of approximately $5.0 million, and a net equity repurchase of approximately $0.6 million.  Net cash provided by financing activities for the nine months ended October 3, 2009 was approximately $3.8 million and consisted primarily of proceeds from borrowings under the ABL Facility.

Our specific debt instruments and terms are described below:

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of the Senior Secured Notes at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Ply Gem Industries used the proceeds to repay all of the outstanding indebtedness under the then existing senior secured credit facility of approximately $676.2 million of term loan borrowings and approximately $15.0 million of revolver borrowings.  The Senior Secured Notes will mature on June 15, 2013 and bear interest at the rate of 11.75% per annum.  Interest will be paid semi-annually on June 15 and December 15 of each year.  On October 23, 2009, Ply Gem Industries issued an additional $25.0 million of its Senior Secured Notes in a private placement transaction.  The net proceeds of $20.0 million were utilized for general corporate purposes.  The additional $25.0 million of Senior Secured Notes have the same terms and covenants as the initial $700.0 million of Senior Secured Notes.

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

The Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”). The indenture governing the Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets. In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00. In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding, debt pursuant to a general debt basket in an aggregate amount not to exceed $25.0 million at any one time outstanding and the refinancing of other debt under certain circumstances. As of October 2, 2010, Ply Gem Industries had $5.0 million of availability under its general debt basket following the October 2009 issuance of additional Senior Secured Notes. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $0.5 million in any calendar year and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

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

The Senior Secured Notes and the related guarantees are secured on a first-priority lien basis by substantially all of the assets (other than the assets securing our obligations under the senior secured asset based revolving credit facility, which consist primarily of accounts receivable and inventory) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the asset based revolving credit facility.

In addition, our stock ownership in our subsidiaries collateralizes the Senior Secured Notes to the extent that such equity interests and other securities can secure the notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission. As of October 2, 2010, no subsidiary’s stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, the Company and the subsidiaries of Ply Gem Industries entered into the ABL Facility.  The ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013), including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and United States dollars by Ply Gem Canada.

In July 2009, we amended the ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As a condition to this availability increase, the applicable margins payable on the loans were increased and made subject to certain minimums.  The July 2009 amendment also changed both the availability threshold for certain cash dominion events and compliance with the fixed charge coverage ratio and other covenants.

In October 2009, we amended the ABL Facility to allow for the issuance of $25.0 million of additional Senior Secured Notes and to permit certain refinancing transactions with respect to the 9% Senior Subordinated Notes.  The October amendment also permits Ply Gem Industries to issue equity securities to Ply Gem Holdings, its parent. The October 2009 amendment did not affect the $175.0 million availability amount or the applicable interest rate margins under the ABL Facility.

The ABL Facility provides that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  We had borrowings of $40.0 million and $25.0 million outstanding under the ABL Facility as of October 2, 2010 and December 31, 2009, respectively.  As of October 2, 2010, Ply Gem Industries had approximately $129.3 million of contractual availability and approximately $105.4 million of borrowing base availability under the ABL Facility, reflecting $40.0 million of borrowings outstanding and approximately $5.7 million of letters of credit issued.

The interest rates applicable to loans under the ABL Facility are, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the ABL Facility credit agreement.  As of October 2, 2010, our interest rate on the ABL Facility was approximately 6.0%.  The ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1 to 1.0 if our excess availability is less than the greater of (a) 15% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million.  The fixed charge coverage ratio was not applicable at any point during the nine months ended October 2, 2010.

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

The ABL Facility contains certain covenants that limit our ability and the ability of our subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets. In particular, we are permitted to incur additional debt in limited circumstances, including permitted subordinated indebtedness in an aggregate principal amount not to exceed $50.0 million at any time outstanding (subject to the ability to incur additional permitted subordinated debt provided that immediately after giving effect to such incurrence excess availability is more than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the fixed charge coverage ratio), purchase money indebtedness in an aggregate amount not to exceed $15.0 million at any one time outstanding, debt of foreign subsidiaries (other than Canadian subsidiaries) in an aggregate amount not to exceed $2.5 million at any one time outstanding, unsecured debt in an aggregate amount not to exceed $50.0 million at any one time outstanding and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings.  Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay operating and other corporate overhead costs and expenses in the ordinary course of business in an aggregate amount not to exceed $2.0 million in any calendar year plus reasonable and customary indemnification claims of its directors and executive officers and to pay fees and expenses related to any unsuccessful debt or equity offering.  Ply Gem Industries may also make additional payments to Ply Gem Holdings which may be used by Ply Gem Holdings to pay dividends or make other distributions on its stock under the ABL Facility so long as before and after giving effect to such dividend or other distribution excess availability is greater than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the consolidated fixed charge coverage ratio.

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its 9% Senior Subordinated Notes, which were guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries.  Subsequently, in August 2004, in connection with the MW acquisition, Ply Gem Industries issued an additional $135.0 million of 9% Senior Subordinated Notes, which were guaranteed by Ply Gem Holdings and the domestic subsidiaries of Ply Gem Industries, including MWM Holding and its subsidiaries.  Ply Gem Industries paid interest semi-annually on February 15 and August 15 of each year.  As of December 31, 2009, certain affiliates of our controlling stockholder owned approximately $281.4 million of the outstanding 9% Senior Subordinated Notes.

In connection with the issuance of $150.0 million aggregate principal amount of 13.125% Senior Subordinated Notes due 2014 on January 11, 2010, Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  We accounted for this transaction as a debt extinguishment.  In addition this debt extinguishment, approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the Company’s controlling stockholder were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime Holdings, the Company’s indirect parent company.  Such notes were then transferred to Ply Gem Holdings and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  As such, these 9% Senior Subordinated Notes were not outstanding as of October 2, 2010.

Gain on extinguishment of debt

As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, we recognized a loss on debt extinguishment of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of our controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, we recognized a gain on extinguishment of approximately $100.4 million, including the write off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million net gain on debt extinguishment was recorded within other income (expense) separately in the condensed consolidated statement of operations for the nine months ended October 2, 2010.

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

The 13.125% Senior Subordinated Notes are unsecured and subordinated in right of payment to all existing and future debt of the Company, including the ABL Facility and the Senior Secured Notes.  The 13.125% Senior Subordinated Notes are unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (other than certain unrestricted subsidiaries) on a senior subordinated basis.  The guarantees are general unsecured obligations and are subordinated in right of payment to all existing senior debt of the guarantors, including the guarantees of the Senior Secured Notes and the ABL Facility.

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

Liquidity requirements

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under our ABL Facility.  We believe that we will continue to meet our liquidity requirements over the next 12 months.  We believe that our operating units are positive cash flow generating units and will continue to sustain their operations without any significant liquidity concerns.  The performance of these operating units is significantly impacted by the performance of the housing industry, specifically single family housing starts and the repair and remodeling markets.  Any unforeseen or unanticipated downturn in these markets could have a negative impact on our liquidity position.

In order to meet these liquidity requirements as well as other anticipated liquidity needs in the normal course of business, as of October 2, 2010 we had cash and cash equivalents of approximately $17.4 million, $129.3 million of contractual availability under the ABL Facility and approximately $105.4 million of borrowing base availability.  Management currently anticipates that these amounts, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K, we have a potential obligation related to certain tax issues of approximately $9.7 million, including interest of approximately $1.4 million.  The timing of the potential tax payments is unknown.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $175.0 million as of October 2, 2010, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility was fully drawn as of October 2, 2010, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.4 million per year.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and nine month periods ended October 2, 2010, the net impact of foreign currency changes to our results of operations was a gain of $0.1 million and $0.3 million, respectively.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s (deficit) of approximately $0.9 million for the nine months ended October 2, 2010.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At October 2, 2010, we did not have any outstanding foreign currency hedging contracts.

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

Consumer and Commercial Credit

As general economic conditions in the United States have deteriorated significantly over the past two years, the availability of consumer and commercial credit has tightened.  As such, we have increased our focus on the credit worthiness of our customers.  These procedures are necessary to ensure that our allowance for doubtful accounts is adequate and that we are performing proper due diligence prior to initiating sales.  We will continue to monitor these statistics over the next year to ensure that issues, if any, are identified in a timely manner to reduce risk and minimize our bad debt exposure.  If general economic conditions continue to worsen, additional reserves may be necessary.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of October 2, 2010.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 2, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during the three month period ended October 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.                                                 EXHIBITS

(a)   Exhibits

Exhibit No.                                                                  Description of Exhibits

* 31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification by Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 32.2	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  November 15, 2010

By:	/s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date:  November 15, 2010

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary