Form 10-K
period 2010-12-31
PLY GEM HOLDINGS INC
filed 2011-03-21
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.            Yes [  ]    No [X]

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
Large accelerated filer [  ]    Accelerated filer [  ]     Non-accelerated filer [X]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).           Yes [  ]     No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of July 3, 2010 was $0.

The Company had 100 shares of common stock outstanding as of March 21, 2011.

Documents incorporated by reference:  None

* The registrant became subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934 on May 27, 2010.  The registrant filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it was required to file such reports.

Form 10-K Annual Report

CAUTIONARY STATEMENT WITH RESPECT TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “predict,” “potential” or “continue,” the negative of such terms or other comparable terminology. These statements are only predictions.  Actual events or results may differ materially.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Annual Report on Form 10-K that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the "Risk Factors" and other cautionary statements included herein. We are under no duty to update any of the forward-looking statements after the date of this Annual Report on Form 10-K to conform such statements to actual results or to changes in our expectations, except as required by federal securities laws.

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to the following:

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

These and other factors are more fully discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Annual Report on Form 10-K.

PART I

Item 1.       BUSINESS

Company Overview

We are a leading manufacturer of residential exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 60% and 40% of our sales, respectively, for the fiscal year ended December 31, 2010.  These two segments produce a comprehensive product line of vinyl siding, designer accents and skirting, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

              Additional information concerning our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Unless the context indicates or requires otherwise, (i) the term “Ply Gem Holdings” refers to Ply Gem Holdings, Inc.; (ii) the term “Ply Gem Industries” refers to Ply Gem Industries, Inc., our principal operating subsidiary; and (iii) the terms “we”, “our”, “ours”, “us”, “Ply Gem”, and the “Company” refer collectively to Ply Gem Holdings and its subsidiaries. The use of these terms is not intended to imply that Ply Gem Holdings and Ply Gem Industries and its subsidiaries are not separate and distinct legal entities.

History

Ply Gem Holdings, a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), was incorporated on January 23, 2004 by affiliates of CI Capital Partners for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”).  The Ply Gem acquisition was completed on February 12, 2004.  Prior to the Ply Gem acquisition, our business was known as the Windows, Doors and Siding division of Nortek, where the business operated as a holding company with a broad set of brands.  Since the Ply Gem acquisition, we have acquired five additional businesses to complement and expand our product portfolio and geographical diversity.  After being recruited by our directors affiliated with CI Capital Partners, Gary E. Robinette, our President and Chief Executive Officer, joined Ply Gem in October 2006, and has employed the strategy of transitioning Ply Gem to an integrated and consolidated business model under the Ply Gem brand.  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”), with Ply Gem Prime being the surviving corporation.  As a result, Ply Gem Holdings is now a wholly owned subsidiary of Ply Gem Prime.

The following is a summary of Ply Gem’s acquisition history:

•	On August 27, 2004, Ply Gem acquired MWM Holding, Inc. (“MWM Holding”), a manufacturer of vinyl, wood, wood-clad, composite, impact and aluminum windows.

•
On February 24, 2006, Ply Gem acquired AWC Holding Company (“AWC,” and together with its subsidiaries, “Alenco”), a manufacturer of aluminum and vinyl windows products. This acquisition supported our national window strategy and today operates under common leadership with our other U.S. window businesses.

•
On October 31, 2006, Ply Gem completed the acquisition of Alcoa Home Exteriors, Inc. (“AHE”), a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories.  As a result of the AHE acquisition, AHE became part of our Siding, Fencing, and Stone segment and operates under common leadership with our existing siding business.  In November 2010, AHE’s legal name was formally changed to Mastic Home Exteriors, Inc.

•
On September 30, 2007, Ply Gem completed the acquisition of CertainTeed Corporation’s vinyl window and patio door business, which we have named Ply Gem Pacific Windows Corporation (“Pacific Windows”), a leading manufacturer of premium vinyl windows and patio doors.

•
On October 31, 2008, Ply Gem acquired substantially all of the assets of Ply Gem Stone (formerly United Stone Veneer (“USV”)), a manufacturer of stone veneer products.  As a result of the Ply Gem Stone acquisition, the Company modified the name of its “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone” during 2008.

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

Business Strategy

We are pursuing the following business and growth strategies:

•
Capture Growth Related to Housing Market Recovery.  As a leading manufacturer of exterior building products, we intend to capitalize on the recovery in new construction and home repair and remodeling.  The 2010 level of 472,000 single family housing starts was approximately 57% below the 50-year average, representing a significant opportunity for growth as activity returns to historical levels.  Furthermore, we believe that the underinvestment in homes during the recent recession and the overall age of the U.S. housing stock will drive significant future spending for home repair and remodeling.

We expect current and new homeowners’ purchases to focus on including or replacing items that provide the highest return on investment, have positive energy efficiency attributes and provide potential cost savings.  Our broad product offering addresses expected demand growth from all of these key trends, through our balanced exposure to the new construction and home repair and remodel end markets, diverse price points, the high recovery value for home improvements derived from our core product categories and the ability to provide products that qualify for many of the energy efficiency rebate and tax programs currently in effect or under consideration.

•
Continue to Increase Market Penetration.  We intend to increase the market penetration of our siding, fencing, and stone products and our window and door products by leveraging the breadth of our product offering and broad geographical footprint to serve customers across North America.  Additionally, our continued investments in product innovation and quality, coupled with strong customer service, further enhance our ability to capture increased sales in each of our core product categories.  For example, based on our internal estimates and industry experience, we believe that we have increased our penetration of the U.S. vinyl siding end market by approximately 370 basis points from 2008 to 2010.  In addition, we believe that we have increased our share of total unit sales of U.S. vinyl and aluminum windows for new construction by approximately 330 basis points from 2008 to 2010.  In 2010, we introduced a new line of vinyl windows under our Ply Gem brand as well as under our Mastic Home Exteriors brand, historically associated with vinyl siding products, that is marketed and sold by our vinyl siding sales force, a first for Ply Gem.  We believe that this demonstrates the substantial opportunity across our product categories to continue to cross-sell and bundle products, thereby increasing revenues from our existing channel partners and industry relationships.  We expect to build upon the approximate $285.0 million in product share gains we have achieved since 2008, and as the market recovers from its current low levels we expect to further enhance our leading positions.

•
Expand Brand Coverage and Product Innovation.  We will continue to increase the value of the Ply Gem brands by introducing new product categories for our customers and by developing innovative new products within our existing product categories.  For example, we have developed a complete series of window products under the Ply Gem brand to target the higher margin home repair and remodeling window end market.  Furthermore, our recent addition of stone veneer to our product offering in the Siding, Fencing, and Stone segment provides existing siding customers with access to the fastest growing category of exterior cladding products.

Our new products frequently receive industry recognition, as evidenced by our Ply Gem Mira aluminum-clad wood window, which was an International Builder’s Show Product Pick in 2008.  In addition, our Cedar Discovery designer accent product and our Ovation vinyl siding product were both named one of the top 100 products by leading industry publications.  The result of our commitment to product development and innovation has been demonstrated in the $190.3 million of incremental annualized sales that we recognized for new products introduced from 2008 to 2010.

•
Drive Operational Leverage and Further Improvements.  While we reduced our production capacity during the past several years, we have retained the flexibility to bring back idled lines, facilities and/or production shifts in order to increase our production as market conditions improve.  This incremental capacity can be selectively restarted, providing us with the ability to match increasing customer demand levels as the housing market returns to historical levels of approximately one million or more single family housing starts without the need for significant capital investment.  In our Windows and Doors segment, where we have historically focused on new construction, we believe that our new window products for home repair and remodeling will be able to drive increased volumes through these manufacturing facilities and enhance operating margins.

Over the past several years, we have significantly improved our manufacturing cost structure; however, there are opportunities for further improvements.  We believe that the continued expansion of lean manufacturing and vertical integration in our manufacturing facilities, along with the further consolidation of purchases of key raw materials, supplies and services will continue to provide us with cost advantages compared to our competitors.  In addition, the integration of our sales and marketing efforts across our product categories provides an ongoing opportunity to significantly improve our customer penetration and leverage the strength of our brands.  Furthermore, we have centralized many back office functions into our corporate office in Cary, North Carolina and believe that additional opportunities remain.  We believe all of these factors should drive continued growth in profitability while improving our cash flow and capital efficiency.

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

New Home Construction

New construction in the United States experienced strong growth from the early 1990s to 2006, with housing starts increasing at a compounded annual growth rate of 3.8%.  However, from 2006 to 2010, single family housing starts declined 68% according to the National Association of Home Builders (“NAHB”).  While the industry has experienced a period of severe correction and downturn, management believes that the long-term economic outlook for new construction in the United States is favorable and supported by an attractive interest rate environment and strong demographics, as new household formations and increasing immigration drives demand for starter homes.  According to the Joint Center for Housing Studies of Harvard University, net new households between 2010 and 2020 are expected to be between 12.5 million units and 14.8 million units, with the low end of the range equal to net new housing units achieved between 1995 and 2005.  Strong demographics and interest rates on home loans at historically low levels are stimulants for demand in the United States for new construction.  During 2010, the Federal First-Time and Repeat Home Buyer Tax Credit programs provided a stimulant for housing demand during the first half of 2010 as the program expired on April 30, 2010.  According to the U.S. Census Bureau, single family housing starts were estimated to increase by approximately 27.0% during the first half of 2010 compared to the first half of 2009, while single family housing starts for the second half of 2010 were estimated to decrease by approximately 11.7% compared to the second half of 2009.  According to the NAHB January 21, 2011 forecast, annual single family housing starts are expected to increase by 17.7% and 46.6% in 2011 and 2012, respectively.  In addition, new construction in Canada is expected to benefit from similar demand stimulants as new construction in the United States, such as strong demographic trends and historically low interest rate levels.  According to the Canadian Mortgage and Housing Corporation (“CMHC”), housing starts in Alberta, Canada are estimated to increase by approximately 4.0% in 2011, demonstrating the recovery in new construction in Western Canada.

Home Repair and Remodeling

Since the early 1990s and through 2006, demand for home repair and remodeling products in the United States increased at a compounded annual growth rate of 4.3%, according to the U.S. Census Bureau, as a result of strong economic growth, low interest rates and favorable demographics.  However, beginning in 2007 the ability for homeowners to finance repair and remodeling expenditures, such as replacement windows or vinyl siding, has been negatively impacted by a general tightening of lending requirements by financial institutions and the significant decrease in home values, which limited the amount of home equity against which homeowners could borrow. Management believes that expenditures for home repair and remodeling products are also affected by consumer confidence that continued to decline during 2010 due to general economic conditions and increased unemployment levels.  Although certain aspects of the federal stimulus plan enacted in early 2009, such as energy saving tax credits and Homestar, may have encouraged some consumers to make home improvements, including the replacement of older windows with newer more energy-efficient windows, management believes that these favorable measures were offset during 2010 by the effects of high unemployment, limited availability of consumer financing and lower consumer confidence levels.  However, management believes the long-term economic outlook of the demand for home repair and remodeling products in the United States is favorable and supported by the move towards more energy-efficient products, recent underinvestment in home maintenance and repair, and an aging housing stock.

Description of Business

Financial information about our segments is included in the Notes to Consolidated Financial Statements and incorporated herein by reference.

Siding, Fencing, and Stone segment

Products

In our Siding, Fencing, and Stone segment, our principal products include vinyl siding and skirting, vinyl and aluminum soffit, aluminum trim coil, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems, injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts, vinyl fence, vinyl and composite railing and stone veneer.  We sell our siding and accessories under our Variform®, Napco®, Mastic® Home Exteriors and Cellwood® brand names and under the Georgia-Pacific brand name through a private label program.  We also sell our Providence® line of vinyl siding and accessories to Lowe’s under our Durabuilt® private label brand name.  Our vinyl and vinyl-composite fencing and railing products are sold under our Kroy and Kroy Express brand names.  Our stone veneer products are sold under our Ply Gem Stone brand name.  A summary of our product lines is presented below according to price point:

	Mastic® Home Exteriors	Variform®	Napco®	Cellwood®	Durabuilt®	Georgia Pacific	Kroy®	Ply Gem® Stone

Specialty/Super Premium	Cedar Discovery® Structure® EPS Premium Insulated Siding	Heritage Cedar™ CSL 600®	Cedar Select® American Essence™	Cedar Dimensions™	670 Series™ Hand Split 650 Series™ Shingle Siding 660 Series™ Round Cut Siding	Cedar Spectrum™ Seasons		Fieldstone Tuscan Fieldstone Shadow Ledgestone Cut Cobblestone Cobblestone Ridgestone Riverstone Brick

Premium	Quest® T-Lok® Barkwood® Liberty Elite® Board + Batten	Timber Oak Ascent™ Vortex Extreme™ Board + Batten	American Splendor® Board + Batten™	Dimensions® Board + Batten	480 Series™ 440 Series™	Cedar Lane® Select Board + Batten	Elegance Vinyl Fence and Composite Rail

Standard	Carvedwood 44™ Silhouette Classic® Ovation™ Charleston Beaded®	Camden Pointe® Nottingham® Ashton Heights® Victorian Harbor®	American Herald® American Tradition American 76 Beaded®	Progressions® Colonial Beaded	450 Series™ Beaded	Heritage Hill™ Forest Ridge® Shadow Ridge® Castle Ridge® Somerset™ Beaded	Performance Vinyl Fence and Rail

Economy	Mill Creek® Brentwood® Trade Mark®	Contractors Choice®	American Comfort®	Evolutions®	410 Series™	Chatham Ridge® Vision Pro® Parkside® Oakside®	Classic Vinyl Fence

The breadth of our product lines and our multiple brand and price point strategy enable us to target multiple distribution channels (wholesale and specialty distributors, retailers and manufactured housing) and end users (new construction and home repair and remodeling).

Customers and distribution

We have a multi-channel distribution network that serves both the new construction and the home repair and remodeling sectors, which exhibit different, often counter-balancing, demand characteristics.  In conjunction with our multiple brand and price point strategy, we believe our multi-channel distribution strategy enables us to increase our sales and sector penetration while minimizing channel conflict.  We believe our strategy reduces our dependence on any one channel, which provides us with a greater ability to sustain our financial performance through economic fluctuations.

We sell our siding and accessories to specialty distributors (one-step distribution) and to wholesale distributors (two-step distribution).  Our specialty distributors sell directly to remodeling contractors and builders.  Our wholesale distributors sell to retail home centers and lumberyards who, in turn, sell to remodeling contractors, builders and consumers.  In the specialty channel, we have developed an extensive network of approximately 800 independent distributors, serving over 22,000 contractors and builders nationwide.  We are well-positioned in this channel as many of these distributors are both the largest and leading consolidators in the industry.  In the wholesale channel, we are the sole supplier of vinyl siding and accessories to BlueLinx (formerly a distribution operation of the Georgia-Pacific Corporation), one of the largest building products distributors in the United States.  Through BlueLinx and our BlueLinx dedicated sales force, our Georgia-Pacific private label vinyl siding products are sold at major retail home centers, lumberyards and manufactured housing manufacturers.  A portion of our siding and accessories is also sold directly to home improvement centers.  Our growing customer base of fencing and railing consists of fabricators, distributors, retail home centers and lumberyards.  Our customer base of stone veneer products consists of distributors, lumberyards, retailers and contractors.

Our largest customer, BlueLinx, made up 14.8% of the net sales of our Siding, Fencing, and Stone segment and 9.0% of our consolidated net sales for the year ended December 31, 2010 and 15.2% of the net sales of our Siding, Fencing, and Stone segment and 9.2% of our consolidated net sales for the year ended December 31, 2009.

Production and facilities

Vinyl siding, skirting, soffit and accessories are manufactured in our Martinsburg, West Virginia, Jasper, Tennessee, Stuarts Draft, Virginia and Kearney, Missouri facilities, while all metal products are produced in our Sidney, Ohio facility.  The majority of our injection molded products such as shakes, shingles, scallops, shutters, vents and mounts are manufactured in our Gaffney, South Carolina facility.  Due to excess capacity and to reduce operating costs, we closed the Denison, Texas facility in early 2008 and consolidated the majority of the production from our vinyl siding plant in Kearney, Missouri into our other three remaining vinyl siding plants in the first half of 2009.  In addition, we consolidated our metal accessory production from our Valencia, Pennsylvania facility into our Sidney, Ohio facility which occurred during the later part of 2008 and early 2009.  The Valencia operation was sold and the facility was subleased to a third party during 2010.  The vinyl and metal plants have sufficient capacity to support planned levels of sales growth for the foreseeable future.  Our fencing and railing products are currently manufactured at our York, Nebraska and Fair Bluff, North Carolina facilities.  The fencing and railing plants have sufficient capacity to support our planned sales growth for the foreseeable future.  Our stone veneer products are manufactured at our Middleburg, Pennsylvania facility.  We expect our capital expenditures for our Siding, Fencing, and Stone segment in the near future to be at or below our historical expenditure levels as a result of lower near-term demand due to market conditions.  Our manufacturing facilities are among the safest in all of North America with three of them having received the highest federal and/or state OSHA safety award and rating.

Raw materials and suppliers

PVC resin and aluminum are major components in the production of our Siding, Fencing, and Stone products. PVC resin and aluminum are commodity products and are available from both domestic and international suppliers. Changes in PVC resin and aluminum prices have a direct impact on our cost of products sold.  Historically, we have been able to pass on the price increases to our customers.  The results of operations for individual quarters can be negatively impacted by a delay between the time of raw material cost increases and price increases that we implement in our products, or conversely can be positively impacted by a delay between the time of a raw material price decrease and competitive pricing moves that we implement accordingly.

Competition

We compete with other national and regional manufacturers of vinyl siding, fencing, and stone products.  We believe we are currently the largest manufacturer of vinyl siding in North America.  Our vinyl siding competitors include CertainTeed, Alside and smaller, regional competitors.  Based on our internal estimates and industry experience, we believe that we have increased our penetration of the U.S. vinyl siding end market and that in 2010 we accounted for approximately 32.3% of total unit sales as compared to approximately 32.9% in 2009, as 2009 included several initial stocking orders related to new customers.  Our aluminum accessories competitors include Alsco, Gentek and other smaller regional competitors.  Significant growth in vinyl fencing and railing has attracted many new entrants, and the sector today is fragmented.  Our fencing and railing competitors include U.S. Fence, Homeland, Westech, Bufftech, Royal and Azek. Our stone veneer competitors include Cultured Stone, Eldorado Stone, Coronado Stone and smaller, regional competitors.  We generally compete on product quality, breadth of product offering, sales and service support.  In addition to competition from other vinyl siding, fencing and stone products, our products face competition from alternative materials, such as wood, metal, fiber cement and masonry siding.  Increases in competition from other exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to net sales decreases.

Intellectual property

We possess a wide array of intellectual property rights, including patents, trademarks, tradenames, proprietary technology and know-how and other proprietary rights.  In connection with the marketing of our products, we generally obtain trademark protection for our brand names in the Siding, Fencing, and Stone segment.  Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic.  Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use.  While we do not believe the Siding, Fencing, and Stone segment is dependent on any one of our trademarks, we believe that our trademarks are important to the development and conduct of our business as well as the marketing of our products.  We vigorously protect all of our intellectual property rights.

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

Backlog

Our Siding, Fencing, and Stone segment had a backlog of approximately $7.5 million at December 31, 2010, and a backlog of approximately $7.1 million at December 31, 2009.  We expect to fill 100% of the orders during 2011.

Windows and Doors segment

Products

In our Windows and Doors segment, our principal products include vinyl, aluminum, wood and clad-wood windows and patio doors and steel, wood, and fiberglass entry doors that serve both the new construction and the home repair and remodeling sectors in the United States and Western Canada.  Our products in our Windows and Doors segment are sold under the Ply Gem® Windows, Great Lakes® Window and Ply Gem® Canada brands.  In the past, we have also sold our windows and doors under our MW®, Patriot®, Twin Seal®, Alenco®, Builders View®, Great Lakes, Ply Gem, Uniframe®, Grandview®, Seabrooke®, Bayshore®, Napco®, and CWD Windows and Doors brand names.  A summary of our current product lines is presented below according to price point:

	Ply Gem U.S. Windows		Great Lakes® Window	Ply Gem Canada
	New Construction	Replacement	Replacement	New Construction
Specialty/
Super-Premium	Mira® Premium Series	Select Series	Uniframe®	Regency® Ambassador® Fusion®

Premium	Pro Series - West	Premium Series	Lifestyles®	Envoy® Diplomat® Concorde®

Standard	Pro Series - East	Pro Series	Seabrooke	Pro Series

Economy	Builder Series	Contractor Series	Bayshore	Consul®

We continue introducing new products to the portfolio which allow us to enter or further penetrate new distribution channels and customers.  The breadth of our product lines and our multiple price point strategy enable us to target multiple distribution channels (wholesale and specialty distributors, retailers and manufactured housing) and end user markets (new construction and home repair and remodeling).

Customers and distribution

We have a multi-channel distribution and product strategy that enables us to serve both the new construction and the home repair and remodeling sectors.  By offering this broad product offering and industry leading service, we are able to meet the local needs of our customers on a national scale.  This strategy has enabled our customer base (existing and new) to simplify their supply chain by consolidating window suppliers.  Our good, better, best product and price point strategy allows us to increase our sales and sector penetration while minimizing channel conflict.  This strategy reduces our dependence on any one channel, providing us with a greater ability to sustain our financial performance through economic fluctuations.

The new construction product lines are sold for use in new residential and light commercial construction through a highly diversified customer base, which includes independent building material dealers, regional/national lumberyard chains, builder direct/OEMs and retail home centers.  Our repair and remodeling window products are primarily sold through independent home improvement dealers and one-step distributors.  Dealers typically market directly to homeowners or contractors in connection with remodeling requirements while distributors concentrate on local independent retailers.

In Canada, sales of product lines for new construction are predominantly made through direct sales to builders and contractors, while sales for repair and remodeling are made primarily through retail lumberyards.  Ply Gem Canada products are distributed through eight company-owned distribution centers.

Our sales of windows and doors to our top five largest window and door customers represented 26.9% of the net sales of our Windows and Doors segment and 10.6% of our consolidated net sales for the year ended December 31, 2010.  For the year ended December 31, 2009, our five largest customers represented 23.1% of the net sales of our Windows and Doors segment and 9.1% of our consolidated net sales.

Production and facilities

Our window and door products leverage a network of vertically integrated production and distribution facilities located in Virginia, Ohio, North Carolina, Georgia, Texas, California, Washington and Western Canada.  Our window and door manufacturing facilities have benefited from our continued investment and commitment to product development and product quality combined with increasing integration of best practices across our product offerings.  In 2010, we began producing vinyl compound for our west coast facilities which improved our operating efficiency and resulted in lower production cost for these items.  In 2010, we continued making upgrades to insulated glass production lines in anticipation of more stringent energy efficiency requirements driven by changes in building codes and consumer demand for Energy Star rated products.

Due to excess capacity and the need to reduce operating costs, we closed the Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi facilities in the first six months of 2009.  While market conditions required us to close facilities and ramp down capacity in our remaining facilities in 2009, all of our facilities have the ability to increase capacity in a cost effective manner by expanding production shifts.  Ongoing capital investments will focus upon new product introductions, equipment maintenance and cost reductions.   Our manufacturing facility in Western Canada received the highest provincial safety award during 2010 demonstrating our commitment to safety.

Raw materials and suppliers

PVC compound, wood, aluminum and glass are major components in the production of our window and door products.  These products are commodity products available from both domestic and international suppliers. Historically, changes in PVC compound, aluminum billet and wood cutstock prices have had the most significant impact on our material cost of products sold in our Windows and Doors segment.  We are one of the largest consumers of PVC resin in North America and we continue to leverage our purchasing power on this key raw material.  The PVC resin compound that is used in our window lineal production is produced internally.  The leveraging of our PVC resin buying power and our PVC resin compounding capabilities benefits all of our window companies.  Our window plants have consolidated glass purchases to take advantage of strategic sourcing savings opportunities.  In addition, we have continued to vertically integrate aluminum extrusion in our window plants.

Competition

The window and patio door sector remains fragmented, comprised primarily of local and regional manufacturers with limited product offerings.  The sector’s competitors in the United States include national brands, such as Jeld-Wen, Simonton, Pella and Andersen, and numerous regional brands, including MI Home Products, Atrium, Weathershield and Milgard.  Competitors in Canada include Jeld-Wen, Gienow, All Weather and Loewen.  We generally compete on service, product performance, a complete product offering, sales and support.  We believe all of our products are competitively priced and that we are one of the only manufacturers to serve all end markets and price points.

Intellectual property

We possess a wide array of intellectual property rights, including patents, trademarks, tradenames, proprietary technology and know-how and other proprietary rights.  In connection with the marketing of our products, we generally obtain trademark protection for our brand names in the Windows and Doors segment.  Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic.  Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. While we do not believe the Windows and Doors segment is dependent on any one of our trademarks, we believe that our trademarks are important to the Windows and Doors segment and the development and conduct of our business as well as the marketing of our products.  We vigorously protect all of our intellectual property rights.

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

Backlog

Our Windows and Doors segment had a backlog of approximately $16.9 million at December 31, 2010, and approximately $17.9 million at December 31, 2009.  We expect to fill 100% of the orders during 2011.

Environmental and Other Regulatory Matters

We are subject to Canadian and U.S. federal, state, provincial and local environmental laws and regulations that relate to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites, and protection of worker health and safety.  From time to time, our facilities are subject to investigation by environmental regulators.  We believe that our current operations are in substantial compliance with all applicable environmental laws and that we maintain all material permits required to operate our business.

Based on available information, we do not believe that any known compliance obligations, claims, releases or investigations will have a material adverse effect on our results of operations, cash flows or financial position.  However, there can be no guarantee that previously known or newly discovered matters or any inability to enforce our available indemnification rights against previous owners of our subsidiaries will not result in material costs.

Under the stock purchase agreement governing the Ply Gem acquisition, our former parent, Nortek, has agreed to indemnify us, subject to certain limitations, for environmental liabilities arising from our former ownership or operation of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem acquisition and for certain other liabilities.  Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek’s financial condition, which could change in the future, as well as by specific financial limits for certain aspects of the indemnity.  Nortek has also covenanted that after the Ply Gem acquisition, it will not dispose of all or substantially all of its property and assets in a single transaction or series of related transactions, unless the acquirer of either its residential building products segment or HVAC segment (whichever is sold first) assumes all of Nortek’s obligations (including Nortek’s indemnification obligations) under the stock purchase agreement.

We are currently involved in environmental proceedings involving Ply Gem Canada and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania) and Kroy Building Products, Inc. (relating to contamination in a drinking water well in York, Nebraska).  Under the stock purchase agreement governing the Ply Gem acquisition, Nortek is to indemnify us fully for any liability in connection with the Punxsutawney contamination. Alcan Aluminum Corporation assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the York property occurring prior to 1994.  Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek.

On February 24, 2011, MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, received a draft Administrative Order on Consent from the United States Environmental Protection Agency, Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  Certain liability for this subject contamination has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.  As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  MW is to review the draft Consent Order and provide comments to the United States Environmental Protection Agency, Region III, by Friday, April 8, 2011.

Under the stock purchase agreement governing the MWM Holding acquisition, the sellers agreed to indemnify us for the first $250,000 in certain costs of compliance with the New Jersey Industrial Site Recovery Act at a facility of MW in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million.

We voluntarily comply with the Vinyl Siding Institute (“VSI”) Certification Program with respect to our vinyl siding and accessories.  Under the VSI Certification Program, third party verification and certification, provided by Architectural Testing, Inc. (“ATI”), is used to ensure uniform compliance with the minimum standards set by the American Society for Testing and Materials (“ASTM”).  Those products compliant with ASTM specifications for vinyl siding will perform satisfactorily in virtually any environment.  Upon certification, products are added to the official VSI list of certified products and are eligible to bear the official VSI certification logo.

Employees

As of December 31, 2010, we had 4,158 full-time employees worldwide, of whom 3,758 were in the United States and 400 were in Canada.  Employees at our Canadian plant and our Bryan, Texas plant are currently our only employees with whom we have a collective bargaining agreement.
•
Approximately 5.1% of our total employees are represented by the United Brotherhood of Carpenters and Joiners of America, pursuant to a collective bargaining agreement with certain of our Canadian employees, which expires on December 31, 2011.

•
Approximately 7.1% of our total employees are represented by the International Chemical Workers Union Council, pursuant to a collective bargaining agreement with certain of our Alenco Windows employees, which expires in December 2013.

Financial Information about Geographic Areas

All of the Company’s operations are located in the United States and Canada.  Revenue from external customers for the year 2010 consists of:
•	$915.5 million from United States customers
•	$75.9 million from Canadian customers
•	$4.5 million from all other foreign customers

Revenue from external customers for the year 2009 consists of:
•	$882.9 million from United States customers
•	$65.0 million from Canadian customers
•	$3.5 million from all other foreign customers

Revenue from external customers for the year 2008 consists of:
•	$1,084.1 million from United States customers
•	$84.5 million from Canadian customers
•	$6.4 million from all other foreign customers

At December 31, 2010, 2009, and 2008, long-lived assets totaled approximately $18.0 million, $17.5 million, and $23.2 million, respectively, in Canada, and $667.5 million, $729.7 million, and $771.7 million, respectively, in the United States.  We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations.

Item 1A.    RISK FACTORS

Risks Associated with Our Business

Downturns in the home repair and remodeling and new construction sectors or the economy and the availability of consumer credit could adversely impact our end users and lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new construction spending, which declined significantly in 2009 and 2010 as compared to 2008 and are affected by such factors as interest rates, inflation, consumer confidence, unemployment and the availability of consumer credit.

Our performance is also dependent upon consumers having the ability to finance home repair and remodeling projects and/or the purchase of new homes.  The ability of consumers to finance these purchases is affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures, which in turn could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures.  Recent trends, including declining home values, increased home foreclosures and tightening of credit standards by lending institutions, have negatively impacted the home repair and remodeling and the new construction sectors.  If these credit market trends continue, our net sales and net income may be adversely affected.

We face competition from other exterior building products manufacturers and alternative building materials. If we are unable to compete successfully, we could lose customers and our sales could decline.

We compete with other national and regional manufacturers of exterior building products.  Some of these companies are larger and have greater financial resources than we do.  Accordingly, these competitors may be better equipped to withstand changes in conditions in the industries in which we operate and may have significantly greater operating and financial flexibility than we do.  These competitors could take a greater share of sales and cause us to lose business from our customers.  Additionally, our products face competition from alternative materials: wood, metal, fiber cement and masonry in siding, and wood in windows.  An increase in competition from other exterior building products manufacturers and alternative building materials could cause us to lose our customers and lead to decreases in net sales.

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

Certain of our customers have been expanding and may continue to expand through consolidation and internal growth, which may increase their buying power, which could materially and adversely affect our revenues, results of operations and financial position.

Certain of our important customers are large companies with significant buying power.  In addition, potential further consolidation in the distribution channels could enhance the ability of certain of our customers to seek more favorable terms, including pricing, for the products that they purchase from us.  Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases.  If we are forced to reduce prices or to maintain prices during periods of increased costs, or if we lose customers because of pricing or other methods of competition, our revenues, operating results and financial position may be materially and adversely affected.

Because we depend on a core group of significant customers, our sales, cash flows from operations and results of operations may decline if our key customers reduce the amount of products that they purchase from us.

Our top ten customers accounted for approximately 38.4% of our net sales in the year ended December 31, 2010.  Our largest customer, BlueLinx, distributes our vinyl siding and accessories through multiple channels within its building products distribution business, and accounted for approximately 9.0% of our 2010 net sales.  We expect a small number of customers to continue to account for a substantial portion of our net sales for the foreseeable future.

The loss of, or a significant adverse change in our relationships with, BlueLinx or any other major customer could cause a material decrease in our net sales.  The loss of, or a reduction in orders from, any significant customers, losses arising from customers’ disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major retail customer could cause a decrease in our net income and our cash flow.  In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

Our business is seasonal and can be affected by inclement weather conditions that could affect the timing of the demand for our products and cause reduced profit margins when such conditions exist.

Markets for our products are seasonal and can be affected by inclement weather conditions.  Historically, our business has experienced increased sales in the second and third quarters of the year due to increased construction during those periods.  Because much of our overhead and operating expenses are spread ratably throughout the year, our operating profits tend to be lower in the first and fourth quarters.  Inclement weather conditions can affect the timing of when our products are applied or installed, causing reduced profit margins when such conditions exist.

Increases in the cost of labor, union organizing activity and work stoppages at our facilities or the facilities of our suppliers could delay or impede our production, reduce sales of our products and increase our costs.

Our financial performance is affected by the availability of qualified personnel and the cost of labor.  As of December 31, 2010, approximately 12.1% of our employees were represented by labor unions.  We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity.  Furthermore, some of our direct and indirect suppliers have unionized work forces.  Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured.  Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We may be subject to claims arising from the operations of our various businesses arising from periods prior to the dates we acquired them.  Our ability to seek indemnification from the former owners of our subsidiaries may be limited, in which case, we would be liable for these claims.

We have acquired all of our subsidiaries, including Ply Gem Industries, MWM Holding, AWC Holding Company, AHE (now known as “Mastic Home Exteriors, Inc.”), Pacific Windows, and United Stone Veneer, LLC (now known as “Ply Gem Stone”), in the last several years.  We may be subject to claims or liabilities arising from the ownership or operation of our subsidiaries for the periods prior to our acquisition of them, including environmental liabilities.  These claims or liabilities could be significant.  Our ability to seek indemnification from the former owners of our subsidiaries for these claims or liabilities is limited by various factors, including the specific limitations contained in the respective acquisition agreement and the financial ability of the former owners to satisfy such claims or liabilities. If we are unable to enforce our indemnification rights against the former owners or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our operating performance.

We could face potential product liability claims, including class action claims, relating to products we manufacture.

We face an inherent business risk of exposure to product liability claims, including class action claims, in the event that the use of any of our products results in personal injury or property damage.  In the event that any of our products proves to be defective, among other things, we may be responsible for damages related to any defective products and we may be required to recall or redesign such products.  Because of the long useful life of our products, it is possible that latent defects might not appear for several years.  Any insurance we maintain may not continue to be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred.  Further, any claim or product recall could result in adverse publicity against us, which could cause our sales to decline, or increase our costs.

We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects.

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees.  To encourage the retention of certain key executives, we have entered into various equity-based compensation agreements with our senior executives, including Messrs. Robinette, Poe, Wayne, and Morstad, designed to encourage their retention.  Each member of our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success.  We do face the risk, however, that members of our senior management may not continue in their current positions and their loss of services could cause us to lose customers and reduce our net sales, lead to employee morale problems and/or the loss of key employees, or cause disruptions to our production.  Also, we may be unable to find qualified individuals to replace any of the senior executive officers who leave our company.

Interruptions in deliveries of raw materials or finished goods could adversely affect our production and increase our costs, thereby decreasing our profitability.

Our dependency upon regular deliveries from suppliers means that interruptions or stoppages in such deliveries could adversely affect our operations until arrangements with alternate suppliers could be made.  If any of our suppliers were unable to deliver materials to us for an extended period of time, as the result of financial difficulties, catastrophic events affecting their facilities or other factors beyond our control, or if we were unable to negotiate acceptable terms for the supply of materials with these or alternative suppliers, our business could suffer.  We may not be able to find acceptable alternatives, and any such alternatives could result in increased costs for us.  Even if acceptable alternatives were found, the process of locating and securing such alternatives might be disruptive to our business.  Extended unavailability of a necessary raw material or finished goods could cause us to cease manufacturing one or more of our products for a period of time.

Environmental requirements may impose significant costs and liabilities on us.

Our facilities are subject to numerous United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety.  From time to time, our facilities are subject to investigation by governmental regulators.  In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which we or our predecessors are alleged to have sent hazardous materials for recycling or disposal.  We may be held liable, or incur fines or penalties in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of our properties from activities conducted by previous occupants.  The amount of such liability, fine or penalty may be material.  Certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

Under the stock purchase agreement governing the Ply Gem acquisition, our former parent, Nortek, has agreed to indemnify us, subject to certain limitations, for environmental liabilities arising from our former ownership or operation of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem acquisition and for certain other liabilities. Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek’s financial condition, which could change in the future, as well as by specific financial limits for certain aspects of the indemnity.

We are currently involved in environmental proceedings involving Ply Gem Canada and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania), Kroy Building Products, Inc. (relating to contamination in a drinking water well in York, Nebraska) and Mastic Home Exteriors, Inc. (relating to a closed landfill site in Sidney, Ohio). Under the stock purchase agreement governing the Ply Gem acquisition, Nortek has agreed to indemnify us fully for any liability in connection with the Punxsutawney contamination. Alcan Aluminum Corporation assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the York property occurring prior to 1994 when it sold the property to us in 1998. Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia. While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek. Our ability to seek indemnification or enforce other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as by specific limits of any such indemnities or obligations.

On February 24, 2011, MW received a draft Administrative Order on Consent from the United States Environmental Protection Agency, Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  MW is to review the draft Consent Order and provide comments to the United States Environmental Protection Agency, Region III, by Friday, April 8, 2011.  Certain liability for this subject contamination has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.  As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Our ability to seek indemnification from U.S. Industries is, however, limited by the strength of U.S. Industries’ financial condition, which could change in the future, as well as by specific financial limits for certain aspects of the indemnity.

Under the stock purchase agreement governing the MWM Holding acquisition, the sellers agreed to indemnify us for the first $250,000 in certain costs of compliance with the New Jersey Industrial Site Recovery Act at a facility of MW in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million. Our ability to seek indemnification is, however, limited by the strength of the sellers’ financial condition, which could change in the future, as well as by specific financial limits for certain aspects of the indemnity.

Changes in environmental laws and regulations or in their enforcement, the discovery of previously unknown contamination or other liabilities relating to our properties and operations or the inability to enforce the indemnification obligations of the previous owners of our subsidiaries could result in significant environmental liabilities that could adversely impact our operating performance.  In addition, we might incur significant capital and other costs to comply with increasingly stringent United States or Canadian environmental laws or enforcement policies that would decrease our cash flow.

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

As a company that manufactures and markets branded products, we rely heavily on trademark and service mark protection to protect our brands.  We also have issued patents and rely on trade secret and copyright protection for certain of our technologies.  These protections may not adequately safeguard our intellectual property and we may incur significant costs to defend our intellectual property rights, which may harm our operating results.  There is a risk that third parties, including our current competitors, will infringe on our intellectual property rights, in which case we would have to defend these rights.  There is also a risk that third parties, including our current competitors, will claim that our products infringe on their intellectual property rights.  These third parties may bring infringement claims against us or our customers, which may harm our operating results.

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

Declines in our business conditions may result in an impairment of our tangible and intangible assets which could result in a material non-cash charge.

A negative long-term performance outlook, could result in an impairment of our tangible and intangible assets which results when the carrying value of the assets exceed their fair value.  In 2008, we incurred a goodwill impairment of approximately $450.0 million.  Additional impairment charges could occur in future periods.

The significant amount of our indebtedness may limit the cash flow available to invest in the ongoing needs of our business.

As of December 31, 2010, on an as adjusted basis after giving effect to the issuance of the 8.25% Senior Secured Notes due 2018 (the “8.25% Senior Secured Notes”), the use of the proceeds from such offering to purchase and redeem our outstanding 11.75% Senior Secured Notes due 2013 (the “11.75% Senior Secured Notes”), the entry into our new senior secured asset based revolving credit facility due 2016 (the “ABL Facility”) and the use of the borrowings under the new ABL Facility to repay the outstanding indebtedness under our prior senior secured asset-based revolving credit facility we would have had approximately $976.5 million of indebtedness outstanding, including $30.0 million of outstanding borrowings under the ABL Facility.

Our indebtedness could have important consequences. For example, it could:

•
require us to dedicate a substantial portion of our cash flow from operations to interest and principal payments on our indebtedness, reducing the availability of our cash flow for other purposes, such as capital expenditures, acquisitions and working capital;

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate and the general economy;

•	place us at a disadvantage compared to our competitors that have less debt;

•	expose us to fluctuations in the interest rate environment because the interest rates of our ABL Facility are at variable rates; and

•	limit our ability to borrow additional funds.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.

The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.

The agreements that govern the terms of our debt, including the indentures that govern the 8.25% Senior Secured Notes we issued on February 11, 2011 and the 13.125% Senior Subordinated Notes due 2014 (the “13.125% Senior Subordinated Notes”) and the credit agreement that governs the ABL Facility, contain covenants that restrict our ability and the ability of our subsidiaries to:

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

These restrictions may affect our ability to grow our business and take advantage of market and business opportunities or to raise additional debt or equity capital.

In addition, under the new ABL Facility, if our excess availability is less than the greater of (a) 12.5% of the lesser of the revolving credit commitments and the borrowing base and (b) $17.5 million, we will be required to comply with a minimum fixed charge coverage ratio test. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure that we will meet this ratio. A breach of any of these covenants under the new ABL Facility or the indentures governing our 8.25% Senior Secured Notes or our 13.125% Senior Subordinated Notes could result in an event of default under the new ABL Facility or the indentures. An event of default under any of our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable and, in some cases, proceed against the collateral securing such indebtedness.

Moreover, the new ABL Facility provides the lenders considerable discretion to impose reserves or availability blocks, which could materially impair the amount of borrowings that would otherwise be available to us.  There can be no assurance that the lenders under the new ABL Facility will not impose such actions during the term of the new ABL Facility and further, were they to do so, the resulting impact of this action could materially and adversely impair our liquidity.

We may be unable to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under such indebtedness, which may not be successful.  We may also be unable to generate sufficient cash to make required capital expenditures.

Our ability to make scheduled payments on or to refinance our debt obligations and to make capital expenditures depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors.  We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures.  We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay or refinance our indebtedness, including the 8.25% Senior Secured Notes, the 13.125% Senior Subordinated Notes or our indebtedness under our new ABL Facility, or make required capital expenditures.  If our cash flows and capital resources are insufficient to fund our debt service obligations, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.

In addition, if we do not have, or are unable to obtain, adequate funds to make all necessary capital expenditures when required, or if the amount of future capital expenditures are materially in excess of our anticipated or current expenditures, our product offerings may become dated, our productivity may decrease and the quality of our products may decline, which, in turn, could reduce our sales and profitability.

Our income tax net operating loss carryovers may be limited and our results of operations may be adversely impacted.

We have substantial deferred tax assets related to net operating loss carryforwards (“NOLs”) for United States federal and state income tax purposes, which are available to offset future taxable income.  As a result, we project that the U.S. cash tax rate will be reduced from the federal statutory rate and state rate as a result of approximately $137.9 million of gross NOLs for federal purposes and $160.0 million of gross state NOLs.  Our ability to utilize the NOLs may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the NOLs or annual limits imposed under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), or by state law, as a result of a change in control.  A change in control is generally defined as a cumulative change of more than 50 percentage points in the ownership positions of certain stockholders during a rolling three-year period.  Changes in the ownership positions of certain stockholders could occur as the result of stock transactions by such stockholders and/or by the issuance of stock by us.  Such limitations may cause us to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to such limitations.  Should we determine that it is likely that our recorded NOL benefits are not realizable, we would be required to reduce the NOL tax benefits reflected on our consolidated financial statements to the net realizable amount by establishing a valuation reserve and recording a corresponding charge to earnings.  Conversely, if we are required to reverse any portion of the accounting valuation allowance against our U.S. deferred tax assets related to our NOLs, such reversal could have a positive effect on our financial condition and results of operations in the period in which it is recorded.

Item 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.       PROPERTIES

Our corporate headquarters is located in Cary, North Carolina.  We own and lease several additional properties in the U.S. and Canada.  We operate the following facilities as indicated, and each facility is leased unless indicated with “Owned” under the Lease Expiration Date column below.

Location	Square Footage	Facility Use	Lease Expiration Date

Siding, Fencing, and Stone Segment
Jasper, TN	270,000	Manufacturing and Administration	Owned
Fair Bluff, NC (1)	198,000	Manufacturing and Administration	09/30/2024
Kearney, MO (1)	175,000	Manufacturing and Administration	09/30/2024
Kansas City, MO	125,000	Warehouse	12/31/2013
Valencia, PA (2)	104,000	Manufacturing and Administration	09/30/2024
Martinsburg, WV (1)	163,000	Manufacturing and Administration	09/30/2024
Martinsburg, WV	124,000	Warehouse	Month-to-month
York, NE (1)	76,000	Manufacturing	09/30/2024
Stuarts Draft, VA	257,000	Manufacturing and Administration	Owned
Sidney, OH	819,000	Manufacturing and Administration	Owned
Gaffney, SC	259,000	Manufacturing and Administration	Owned
Harrisburg, VA	268,000	Warehouse	03/15/2015
Blacksburg, SC	49,000	Warehouse	Month-to-month
Kansas City, MO	36,000	Administration	12/31/2017
Middleburg, PA	100,000	Manufacturing and Administration	12/31/2016

Windows and Doors Segment
Calgary, AB, Canada (1)	301,000	Manufacturing and Administration	09/30/2024
Walbridge, OH (1)	250,000	Manufacturing and Administration	09/30/2024
Walbridge, OH	30,000	Warehouse	06/30/2012
Rocky Mount, VA (1)	600,000	Manufacturing and Administration	09/30/2024
Rocky Mount, VA	162,920	Manufacturing	05/31/2013
Rocky Mount, VA	180,000	Manufacturing	08/31/2016
Rocky Mount, VA	70,000	Warehouse	02/16/2012
Rocky Mount, VA	80,000	Warehouse	08/31/2013
Rocky Mount, VA	120,000	Warehouse	08/31/2016
Rocky Mount, VA	56,000	Warehouse	Owned
Rocky Mount, VA	50,000	Warehouse	Month-to-month
Roanoke, VA	13,000	Administration	03/31/2013
Hammonton, NJ (3)	360,000	Manufacturing and Administration	02/01/2011
Fayetteville, NC	56,000	Warehouse	Owned
Peachtree City, GA	148,000	Manufacturing	08/19/2014
Peachtree City, GA	40,000	Manufacturing	Owned
Dallas, TX	54,000	Manufacturing	08/31/2015
Dallas, TX	29,000	Warehouse	06/30/2015
Bryan, TX	273,000	Manufacturing and Administration	08/20/2014
Bryan, TX	75,000	Manufacturing	12/31/2014
Phoenix, AZ (3)	156,000	Manufacturing	04/30/2011
Auburn, WA	262,000	Manufacturing and Administration	12/31/2013
Corona, CA	128,000	Manufacturing and Administration	09/30/2012
Sacramento, CA	234,000	Manufacturing and Administration	09/12/2019

Corporate
Cary, NC	20,000	Administration	10/31/2015

(1)	These properties are included in a long-term lease entered into as a result of a sale/leaseback agreement entered into in August 2004 as part of the funding for the purchase of MWM Holding.
(2)	This property was subleased to a third party during 2010.
(3)	Closed facility.

Item 3.       LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings and litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, personal injury, product liability, warranty and modification, adjustment or replacement of component parts of units sold.

On February 24, 2011, MW received a draft Administrative Order on Consent from the United States Environmental Protection Agency, Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  MW is to review the draft Consent Order and provide comments to the United States Environmental Protection Agency, Region III, by Friday, April 8, 2011.  Certain liability for this subject contamination has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.  As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Our ability to seek indemnification from U.S. Industries is, however, limited by the strength of U.S. Industries’ financial condition, which could change in the future, as well as by specific financial limits for certain aspects of the indemnity.

Item 4.       RESERVED

PART II

Item 5.       MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND  ISSUER PURCHASES
                   OF EQUITY SECURITIES

Market Information

                   There is no established trading market for the common stock of Ply Gem Holdings.

Holders

                   As of March 21, 2011, there was one holder of record of the common stock of Ply Gem Holdings.

Dividends

                   Ply Gem Holdings did not pay any dividends in respect of its common stock in the two fiscal years ended December 31, 2010 and 2009.

    The indentures for the 8.25% Senior Secured Notes, the 13.125% Senior Subordinated Notes, and the new ABL Facility restrict the ability of Ply Gem Industries and its subsidiaries to make certain payments and transfer assets to Ply Gem Holdings.  In addition, the new ABL Facility imposes restrictions on the ability of Ply Gem Holdings to make certain dividend payments.  As a result, it is unlikely that Ply Gem Holdings will pay dividends in respect of its common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The following table shows the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2010.

	(A)	(B)	(C)
	Number of	Weighted	Number of
	securities to be	average	securities remaining
	issued upon	exercise price of	available for future
	exercise of	outstanding	issuance under equity
	outstanding	options,	compensation plans
	options, warrants	warrants and	(excluding securities
Plan Category	and rights	rights	reflected in column (A)

Equity compensation plans
approved by shareholders	387,891	$56.38	62,109

Equity compensation plans not
approved by shareholders	-	-	-

Total	387,891	$56.38	62,109

During the fiscal year ended December 31, 2010, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended, except as previously disclosed in the Company’s periodic reports.

Item 6.       SELECTED FINANCIAL DATA

The financial data set forth below is for the five-year period ended December 31, 2010.   The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements, related notes and other financial information included elsewhere in this report.

	For the year ended December 31,
(Amounts in thousands)	2010	2009	2008	2007	2006
			(4)	(3)	(1) (2)
Summary of Operations
Net sales	$995,906	$951,374	$1,175,019	$1,363,546	$1,054,468
Net income (loss)	27,667	(76,752)	(498,475)	4,982	6,976

Total assets	922,237	982,033	1,104,053	1,616,153	1,649,968
Long-term debt, less current maturities	894,163	1,100,397	1,114,186	1,031,223	1,042,894

(1)	Includes the results of Alenco from the date of acquisition, February 24, 2006.
(2)	Includes the results of AHE from the date of acquisition, October 31, 2006.
(3)	Includes the results of Pacific Windows from the date of acquisition, September 30, 2007.
(4)	Includes the results of USV from the date of acquisition, October 31, 2008.

See the Notes to the Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, included elsewhere herein regarding the effect on operating results of acquisitions and other matters.

Item 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included in this Annual Report on Form 10-K.  This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the independent registered public accounting firms’ reports thereon), and the description of our business, all as set forth in this Annual Report on Form 10-K, as well as the risk factors discussed below and in Item 1A.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  See “Cautionary Statement with Respect to Forward-Looking Statements” and “Risk Factors.”

General

We are a leading manufacturer of residential exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 60% and 40% of our sales, respectively, for the fiscal year ended December 31, 2010.  These two segments produce a comprehensive product line of vinyl siding, designer accents and skirting, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

Ply Gem Holdings was incorporated on January 23, 2004 by affiliates of CI Capital Partners for the purpose of acquiring Ply Gem Industries from Nortek.  The Ply Gem acquisition was completed on February 12, 2004.  Prior to the Ply Gem acquisition, our business was known as the Windows, Doors and Siding division of Nortek, where the business operated as a holding company with a broad set of brands.  Since the Ply Gem acquisition, we have acquired five additional businesses to complement and expand our product portfolio and geographical diversity.  After being recruited by our directors affiliated with CI Capital Partners, Gary E. Robinette, our President and Chief Executive Officer, joined Ply Gem in October 2006, and has employed the strategy of transitioning Ply Gem to an integrated and consolidated business model under the Ply Gem brand.

The following is a summary of Ply Gem’s acquisition history:

•	On August 27, 2004, Ply Gem acquired MWM Holding, a manufacturer of vinyl, wood, wood-clad, composite, impact and aluminum windows.

•
On February 24, 2006, Ply Gem acquired Alenco, a manufacturer of aluminum and vinyl windows products.  This acquisition supported our national window strategy and today operates under common leadership with our other U.S. window businesses.

•
On October 31, 2006, Ply Gem completed the acquisition of AHE, a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories.  As a result of the AHE acquisition, AHE became part of our Siding, Fencing, and Stone segment and operates under common leadership with our existing siding business.  In November 2010, AHE’s legal name was formally changed to Mastic Home Exteriors, Inc.

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

Prior to January 11, 2010, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Investment Holdings, which was a wholly owned subsidiary of Ply Gem Prime.  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation.  As a result, Ply Gem Holdings is now a wholly owned subsidiary of Ply Gem Prime.

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of the $175.0 million senior secured asset-based revolving credit facility place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the indentures governing the 8.25% Senior Secured Notes and the 13.125% Senior Subordinated Notes place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the ABL Facility place restrictions on our ability to make certain dividend payments.

Recent developments

On January 26, 2011, we entered into a new senior secured asset-based revolving credit agreement due 2016.  The new ABL Facility provides for revolving credit financing of up to $175.0 million subject to borrowing base availability.  We used the proceeds from the initial borrowing to repay all of the outstanding indebtedness under the existing senior secured asset-based revolving credit facility due 2013.  The new ABL Facility lowers our interest expense and extends the maturity to 2016.

On February 11, 2011, we issued $800.0 million of the 8.25% Senior Secured Notes at par.  We used the proceeds to redeem the existing 11.75% Senior Secured Notes by purchasing $724.6 million principal amount of our outstanding 11.75% Senior Secured Notes in a tender offer and redeeming $0.4 million principal amount of outstanding 11.75% Senior Secured Notes.  This transaction lowers our interest expense and extends the maturity to 2018.  In total, the ABL Facility and 8.25% Senior Secured Notes transactions lower our recurring cash interest expense by approximately $21.0 million.

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

Operating earnings (loss).  Operating earnings (loss) represents net sales less cost of products sold, SG&A expense, amortization of intangible assets, and write-off of previously capitalized offering costs.

Comparability.  All periods after the Ply Gem Stone (formerly USV) acquisition in October 2008 include the results of operations of Ply Gem Stone.

Impact of commodity pricing

Our principal raw materials, PVC resin and aluminum, have historically been subject to rapid price changes.  We have in the past been able to pass on a substantial portion of significant cost increases through price increases to our customers.  Our results of operations for individual quarters can, and have been, impacted by a delay between the time of PVC resin and aluminum cost increases and decreases and related price changes that we implement in our products.

Impact of weather

Since our building products are intended for exterior use, our sales and operating earnings tend to be lower during periods of inclement weather.  Weather conditions in the first and fourth quarters of each calendar year historically result in these quarters producing significantly less sales revenue than in any other period of the year.  As a result, we have historically had lower profits or higher losses in the first quarter, and reduced profits in the fourth quarter of each calendar year due to the weather.  Our results of operations for individual quarters in the future may be impacted by adverse weather conditions.

Critical accounting policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result compared to our assumptions and judgments, the results could be materially different from our estimates.  Management also believes that the seven areas where different assumptions could result in materially different reported results are 1) goodwill and intangible asset impairment tests, 2) accounts receivable related to estimation of allowances for doubtful accounts, 3) inventories in estimating reserves for obsolete and excess inventory, 4) warranty reserves, 5) income taxes, 6) rebates, and 7) pensions.  Although we believe the likelihood of a material difference in these areas is low based upon our historical experience, a 10% change in our allowance for doubtful accounts, inventory reserve estimates, and warranty reserve at December 31, 2010 would result in an approximate $0.5 million, $0.7 million, and $4.2 million impact on expenses, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

Revenue Recognition.  We recognize sales based upon shipment of products to our customers net of applicable provisions for discounts and allowances.  Generally, the customer takes title upon shipment and assumes the risks and rewards of ownership of the product.  For certain products, our customers take title upon delivery, at which time revenue is then recognized.  Revenue includes the selling price of the product and all shipping costs paid by the customer.  Revenue is reduced at the time of sale for estimated sales returns and all applicable allowances and discounts based on historical experience.  We also provide for estimates of warranty, bad debts, shipping costs and certain sales-related customer programs at the time of sale.  Shipping and warranty costs are included in cost of products sold.  Bad debt expense and sales-related marketing programs are included in SG&A expense.  We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are reconciled to the actual amounts.

Accounts Receivable.  We maintain an allowance for doubtful accounts for estimated losses from the inability of our customers to make required payments, which is provided for in bad debt expense.  We determine the adequacy of this allowance by regularly reviewing our accounts receivable aging and evaluating individual customers’ receivables, considering customers’ financial condition, credit history and other current economic conditions.  If a customer’s financial condition was to deteriorate, which might impact its ability to make payment, then additional allowances may be required.

Inventories.  Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market.  During the year ended December 31, 2008, we elected to conform our method of valuing our inventory to the FIFO method from the LIFO method since over 92% of our inventory used FIFO.  We believe that the FIFO method is preferable because it provides a better measure of the current value of our inventory and provides a better matching of manufacturing costs with revenues.  The change resulted in the application of a single costing method to all our inventories.  We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold.

Asset Impairment.  We evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and intangible assets subject to amortization, based on expectations of undiscounted future cash flows for each asset group.  If circumstances indicate a potential impairment, and if the sum of the expected undiscounted future cash flow is less than the carrying amount of all long-lived assets, we would recognize an impairment loss.  A decrease in projected cash flows due to the depressed residential housing and remodeling market was determined to be a triggering event during 2009 and 2008.  The impairment test results did not indicate that an impairment existed at December 31, 2009 or December 31, 2008.  There were no triggering events during the year ended December 31, 2010.  Refer to Note 1 to the consolidated financial statements for additional information regarding long-lived assets including the level of impairment testing, the material assumptions regarding these impairment calculations, and the sensitivities surrounding those assumptions.

Goodwill Impairment.  We perform an annual test for goodwill impairment during the fourth quarter of each year (November 27 for 2010) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  We use the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One Analysis), we measure the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two Analysis).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

To evaluate goodwill impairment, we estimate the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  The depressed residential housing and remodeling market was determined to be a triggering event during the third quarter of 2008.  The test results indicated that an estimated impairment of approximately $200.0 million existed at September 27, 2008.  This impairment was recognized within the Windows and Doors segment’s operating earnings in the third quarter of 2008.

Our annual goodwill impairment test performed during the fourth quarter of 2008 was affected by further housing market declines as well as significant decreases in market multiples.  The test results indicated that an additional impairment of approximately $127.8 million existed in our Windows and Doors segment at December 31, 2008.  In addition, an impairment of approximately $122.2 million was recognized in our Siding, Fencing, and Stone segment.  These impairments were recognized in the respective segments in the fourth quarter of 2008.  Our annual goodwill impairment test performed during the fourth quarter of 2009 (November 28, 2009) and 2010 (November 27, 2010) indicated no impairment.  The Windows and Doors and Siding, Fencing, and Stone reporting units exceeded their carrying values at November 27, 2010 by approximately 21% and 87%, respectively.

We performed the following sensitivity analysis on the reporting unit Step One fair values as of November 27, 2010, November 28, 2009, November 22, 2008, and September 27, 2008.

(Amounts in thousands)	As of	As of	As of	As of
	November 27,	November 28,	November 22,	September 27,
	2010	2009	2008	2008
Estimated Windows and Doors reporting unit fair value increase (decrease) in
the event of a 10% increase in the weighting of the market multiples method	$5,600	$5,000	$(5,900)	$(15,800)

Estimated Siding, Fencing, and Stone reporting unit fair value increase
(decrease) in the event of a 10% increase in the weighting of the
market multiples method	2,700	7,000	(1,200)	2,900

A summary of the key assumptions utilized in the goodwill impairment analysis at November 27, 2010, November 28, 2009, November 22, 2008, and September 27, 2008, as it relates to the Step One fair values and the sensitivities for these assumptions follows:

	Windows and Doors
	As of	As of	As of	As of
	November 27,	November 28,	November 22,	September 27,
	2010	2009	2008	2008
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,150,000	1,100,000	850,000	1,100,000
Terminal growth rate	3.5%	3.5%	3.5%	3.5%
Discount rates	19.0%	19.0%	19.0%	14.0%

Market approach:
Control premiums	20.0%	20.0%	20.0%	20.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$10,679	$11,565	$7,937	$26,629
Estimated fair value decrease in the event of a
1% increase in the discount rate	16,859	18,563	15,876	43,331
Estimated fair value decrease in the event of a
1% decrease in the control premium	2,330	2,699	1,545	2,518

	Siding, Fencing, and Stone
	As of	As of	As of	As of
	November 27,	November 28,	November 22,	September 27,
	2010	2009	2008	2008
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,150,000	1,100,000	850,000	1,100,000
Terminal growth rate	3.0%	3.0%	3.0%	3.0%
Discount rates	16.0%	19.0%	18.0%	14.0%

Market approach:
Control premiums	10.0%	10.0%	10.0%	10.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$47,251	$23,989	$18,330	$38,064
Estimated fair value decrease in the event of a
1% increase in the discount rate	71,220	45,248	35,659	64,261
Estimated fair value decrease in the event of a
1% decrease in the control premium	8,865	7,470	5,316	7,348

We provide no assurance that: 1) valuation multiples will not decline, 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of our reporting units will not decline. We will continue to analyze changes to these assumptions in future periods. We will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in additional goodwill impairments.

Income Taxes.  We utilize the asset and liability method in accounting for income taxes, which requires that the deferred tax consequences of temporary differences between the amounts recorded in our financial statements and the amounts included in our federal and state income tax returns be recognized in the consolidated balance sheet.  The amount recorded in our consolidated financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns.  Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states in which we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  We have executed a tax sharing agreement with Ply Gem Holdings and Ply Gem Investment Holdings (Ply Gem Investment Holdings has since been merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation) pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  Our U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  Ply Gem Canada files separate Canadian income tax returns.

At December 31, 2009, we were in a full federal valuation allowance position as we were no longer in a net deferred liability tax position and continued to incur losses for income tax purposes.  At December 31, 2010, we remained in a full federal valuation allowance position as we continued to incur cumulative losses for income tax purposes.  Refer to Note 12 to the consolidated financial statements for additional information regarding income taxes.

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

	Year ended December 31,
(Amounts in thousands)	2010	2009	2008

Net sales
Siding, Fencing, and Stone	$604,406	$577,390	$709,432
Windows and Doors	391,500	373,984	465,587
Operating earnings (loss)
Siding, Fencing, and Stone	92,612	77,756	(75,431)
Windows and Doors	(19,410)	(23,504)	(344,140)
Unallocated	(16,372)	(14,142)	(10,546)
Foreign currency gain (loss)
Windows and Doors	510	475	(911)
Interest expense, net
Siding, Fencing, and Stone	121	169	125
Windows and Doors	(90)	(183)	(518)
Unallocated	(122,864)	(135,289)	(109,408)
Income tax benefit (expense)
Unallocated	(5,027)	17,966	69,951
Gain (loss) on extinguishment of debt
Unallocated	98,187	-	(27,597)

Net income (loss)	$27,667	$(76,752)	$(498,475)

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

Siding, Fencing, and Stone Segment

	Year ended December 31,
(Amounts in thousands)	2010		2009		2008

Statement of operations data:
Net sales	$604,406	100%	$577,390	100%	$709,432	100%
Cost of products sold	448,871	74.3%	428,037	74.1%	578,850	81.6%
Gross profit	155,535	25.7%	149,353	25.9%	130,582	18.4%
SG&A expense	54,410	9.0%	63,072	10.9%	75,240	10.6%
Amortization of intangible assets	8,513	1.4%	8,525	1.5%	8,546	1.2%
Goodwill impairment	-	0.0%	-	0.0%	122,227	17.2%
Operating earnings (loss)	$92,612	15.3%	$77,756	13.5%	$(75,431)	-10.6%

           As a result of the USV acquisition, we shortened the name of its “Siding, Fencing, Railing and Decking” segment to “Siding, Fencing, and Stone” during 2008.  The USV results were included within this segment from October 31, 2008 forward.  The other operations within this segment remain unchanged.

Net Sales

Net sales for the year ended December 31, 2010 increased from the year ended December 31, 2009 by approximately $27.0 million, or 4.7%.  The increase in net sales was driven by higher selling prices in 2010 as compared to 2009 as a result of price increases that were implemented in response to increasing raw material costs as discussed below in cost of products sold.  Demand for our products increased during the first six months of 2010, but decreased during the last six months of the year driven by industry-wide market conditions in new construction.  According to the U.S. Census Bureau, single family housing starts were estimated to increase by approximately 27.0% during the first half of 2010 compared to the first half of 2009, while single family housing starts for the second half of 2010 were estimated to decrease by approximately 11.7% compared to the second half of 2009.  Management believes that the improvement in industry wide market conditions during the first half of 2010 was partially influenced by the Federal First-Time and Repeat Home Buyer Tax Credit programs which expired on April 30, 2010, which had the effect of pulling market demand forward into the first half of 2010 resulting in market demand being artificially lower in second half of 2010.  Our 2010 unit shipments of vinyl siding decreased by approximately 3.3% as compared to the U.S. vinyl siding industry, as summarized by the Vinyl Siding Institute, which reported a 1.5% unit shipment decline in 2010.  As a result, we estimated that our share of vinyl siding units shipped decreased slightly from approximately 32.9% in 2009 to 32.3% for the year ended December 31, 2010.

Net sales for the year ended December 31, 2009 decreased from the year ended December 31, 2008 by approximately $132.0 million, or 18.6%.  The decrease in net sales was driven by industry wide market declines resulting from lower single family housing starts, which negatively impacted the new construction sector and overall softness in repair and remodeling expenditures.  These market conditions negatively impacted demand for our products.  According to the NAHB, single family housing starts for 2009 were 442,000 units which represented a decline of approximately 28.2% from 2008 actual levels of 616,000.  In addition to lower unit volume shipments, selling prices were generally lower in 2009 as compared to 2008 due to market pressure that resulted from lower raw material and freight costs.  The decrease in net sales that resulted from industry wide market demand declines and lower selling prices were partially offset by market share gains from sales to new customers and/or expanded sales to existing customers from additional products or sales in new geographical regions.  As a result of our share gains, we believe that we outperformed the vinyl siding industry.  Our 2009 unit shipments of vinyl siding decreased by approximately 12% as compared to the U.S. vinyl siding industry, as summarized by the Vinyl Siding Institute, which reported a 23% unit shipment decline in 2009.  As a result, we estimated that our share of vinyl siding units shipped increased from approximately 29% in 2008 to 33% for the year ended December 31, 2009.  Additionally, our 2009 sales included sales contributed by USV, which was acquired in October 2008.

Cost of Products Sold

Cost of products sold for the year ended December 31, 2010 increased from the year ended December 31, 2009 by approximately $20.8 million, or 4.9%.  The increase was driven by higher material costs in 2010, which were negatively impacted by market wide price increases for our two largest raw materials, PVC resin and aluminum.  While rising commodity prices negatively impacted our cost of products sold, the increase was partially offset by a one-time cost decrease that occurred in the first half of 2010 as compared to 2009 due to the termination of an aluminum supply agreement in early 2009, which resulted in abnormally high aluminum material cost charged to cost of products sold in the first half of 2009.  In addition, we incurred approximately $6.9 million less expense associated with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on initial stocking orders for the full year 2010 as compared to 2009.  Gross profit percentage decreased slightly from 25.9% in 2009 to 25.7% in 2010.  The modest decrease in gross profit percentage resulted from increased raw material costs which were largely offset by our selling price increases and improved operating efficiencies and management’s initiatives to reduce fixed manufacturing expenses, including the consolidation of the majority of the production from our vinyl siding plant in Kearney, Missouri, into our other three remaining vinyl siding plants which was completed in the second quarter of 2009 and lower new customer buy-back expense as previously discussed.

Cost of products sold for the year ended December 31, 2009 decreased from the year ended December 31, 2008 by approximately $150.8 million, or 26.1%.  The decrease in cost of products sold was primarily due to lower sales and decreased raw material costs, primarily PVC resin and aluminum, as well as lower freight costs driven by lower oil costs.  We estimated that the 2009 full year average market cost of pipe grade PVC resin and aluminum declined by approximately 8.1% and 33.2%, respectively, as compared to 2008.  Gross profit percentage increased from 18.4% in 2008 to 25.9% in 2009.  The improvement in gross profit percentage resulted from decreased raw material and freight cost discussed above, partially offset by lower selling prices.  In addition, our gross profit percentage improved as a result of management’s initiatives to reduce fixed expenses, which included the closure of the vinyl siding plant in Denison, Texas, which ceased production in February 2008, the consolidation of the majority of the production from our vinyl siding plant in Kearney, Missouri into our other three remaining vinyl siding plants, and the consolidation of our metal accessory production from our Valencia, Pennsylvania facility into our Sidney, Ohio facility, which occurred during the later part of 2008 and early 2009.  The improvement in gross profit that resulted from management’s initiatives was partially offset by initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers which totaled $7.4 million in 2009 as compared to $1.4 million in 2008.

SG&A Expense

SG&A expense for the year ended December 31, 2010 decreased from the year ended December 31, 2009 by approximately $8.7 million, or 13.7%.  The decrease in SG&A expense was primarily caused by lower marketing expenses related to our brand conversion from Alcoa Home Exteriors to Mastic Home Exteriors during 2009.  In addition, we reduced administrative and other fixed expenses in light of current market conditions and incurred lower restructuring and integration expense, which totaled approximately $0.3 million in 2010 as compared to approximately $2.9 million in 2009.

SG&A expense for the year ended December 31, 2009 decreased from the year ended December 31, 2008 by approximately $12.2 million, or 16.2%.  The decrease in SG&A expense was due to lower administrative and other fixed expenses that were reduced in light of market conditions, as well as lower restructuring and integration expense.  We incurred restructuring and integration expense of approximately $2.9 million in 2009 as compared to approximately $6.9 million in 2008.

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2010 was consistent with the years ended December 31, 2009 and December 31, 2008.

Goodwill Impairment

Our annual goodwill impairment tests performed during the fourth quarters of 2010 and 2009 indicated no impairment.  During 2008, as a result of the depressed residential housing and remodeling markets, we incurred a $122.2 million impairment charge to operating earnings during the fourth quarter of 2008 for our Siding, Fencing, and Stone operating segment.

Windows and Doors Segment

	Year ended December 31,
(Amounts in thousands)	2010		2009		2008

Statement of operations data:
Net sales	$391,500	100%	$373,984	100%	$465,587	100%
Cost of products sold	331,075	84.6%	321,804	86.0%	401,248	86.2%
Gross profit	60,425	15.4%	52,180	14.0%	64,339	13.8%
SG&A expense	61,285	15.7%	64,579	17.3%	69,602	14.9%
Amortization of intangible assets	18,550	4.7%	11,105	3.0%	11,104	2.4%
Goodwill impairment	-	0.0%	-	0.0%	327,773	70.4%
Operating loss	(19,410)	-5.0%	(23,504)	-6.3%	(344,140)	-73.9%
Currency transaction gain (loss)	$510	0.1%	$475	0.1%	$(911)	-0.2%

Net Sales

Net sales for the year ended December 31, 2010 increased compared to the year ended December 31, 2009 by approximately $17.5 million, or 4.7%.  The net sales increase resulted from higher sales of our new construction window and door products resulting from increased U.S. single family housing starts, which according to the NAHB, were estimated to have increased from 442,000 units in 2009 to 472,000 units in 2010.  In addition, sales of our window and door products in Western Canada were favorably impacted by market wide increased demand primarily caused by increased housing starts in Alberta, Canada.  According to the Canadian Mortgage and Housing Corporation (“CMHC”), total housing starts in Alberta, Canada were estimated to have increased 39.6% for the full twelve months of 2010 as compared to 2009, but were estimated to have decreased by 17.1% in the fourth quarter of 2010 as compared to the same period in 2009.  Our unit shipments of windows and doors in the United States increased 1.2% in 2010 as compared to 2009, while our unit shipments of windows and doors in Western Canada increased by 9.1% in 2010 as compared to 2009.

Net sales for the year ended December 31, 2009 decreased compared to the same period in 2008 by approximately $91.6 million, or 19.7%.  The decrease in net sales was due to lower demand for our window and door products due to lower sales of our new construction window and door products which were negatively impacted by market wide decreased demand that resulted from reductions in single family housing starts in the United States.  According to the NAHB, single family housing starts decreased 28.2% from 616,000 units in 2008 to 442,000 in 2009. In addition, sales of our window and door products in Western Canada were negatively impacted by market wide decreased demand that resulted from reductions in housing starts in Alberta, Canada which were estimated to show a decline of 30.4% in 2009 as compared to 2008 according to the CMHC.  The decrease in net sales that resulted from industry wide market demand declines in both the U.S. and Western Canadian markets were partially offset by market share gains from sales to new customers and/or expanded sales to existing customers from additional products or sales in new geographical regions.  Our unit shipments of windows and doors in the United States were down 16.8% in 2009 as compared to 2008.  Our unit shipments of windows and doors in Western Canada were down 15.8% in 2009 as compared to 2008, while according to the CMHC, housing starts in Alberta, Canada in 2009 were estimated to show a decline of 30.4% from actual levels achieved in 2008.

Cost of Products Sold

Cost of products sold for the year ended December 31, 2010 increased compared to the year ended December 31, 2009 by approximately $9.3 million, or 2.9%.  The increase in cost of products sold was primarily due to increased sales volume as discussed above.  Gross profit percentage increased from 14.0% in 2009 to 15.4% in 2010.  The improvement in gross profit percentage resulted from improved operating leverage on fixed manufacturing costs which did not increase in proportion to sales and also from lower fixed manufacturing costs resulting from the closure of our Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi window plants in early 2009 and realigned production within our three west coast window plants, including the realignment of window lineal production during 2009.  Also impacting our gross profit were the initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers, which were approximately $0.1 million in 2010 as compared to approximately $1.0 million for 2009.

Cost of products sold for the year ended December 31, 2009 decreased compared to the same period in 2008 by approximately $79.4 million, or 19.8%. The decrease in cost of products sold was primarily due to lower sales and decreased raw material costs, primarily PVC resin and aluminum, as well as lower freight costs driven by lower oil costs.  Gross profit percentage increased from 13.8% in 2008 to 14.0% in 2009.  The increase in gross profit percentage resulted from lower fixed manufacturing costs that were reduced in response to lower market demand and decreased raw material costs, primarily PVC resin, aluminum and glass, as well as lower freight costs driven in part by lower oil costs.  The reduction in fixed manufacturing costs resulted from the closure of our Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi window plants during 2009 and realigned production within our three west coast window plants, including the realignment of window lineal production during 2009.  Also impacting our gross profit results were the initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers, which totaled $1.0 million in 2009 as compared to $0.5 million for 2008.

SG&A Expense

SG&A expense for the year ended December 31, 2010 decreased compared to the year ended December 31, 2009 by approximately $3.3 million, or 5.1%.  The decrease in SG&A expense was a result of incurring approximately $5.4 million less restructuring and integration expense in 2010 as compared to 2009.  The decrease in SG&A expense from lower restructuring and integration expense was partially offset by higher selling and marketing expenses related to increased sales, higher expenses associated with the introduction of a new repair and remodeling window product, and increased expenses in our Western Canada window business due in part to increased sales demand.

SG&A expense for the year ended December 31, 2009 decreased from the year ended December 31, 2008 by approximately $5.0 million, or 7.2%.  The decrease in SG&A expense was due to lower administrative and other fixed expenses that were reduced in light of market conditions.  These SG&A expense reductions were partially offset by higher restructuring and integration expenses that were incurred in 2009 of approximately $5.6 million as compared to approximately $3.3 million in 2008.

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2010 increased compared to the same period in 2009 by approximately $7.4 million due to the change in the estimated lives of certain tradenames.  During the year ended December 31, 2010, we decreased the life of certain trademarks to three years (applied prospectively) as a result of future marketing plans regarding the use of the trademarks.  Amortization expense for the year ended December 31, 2009 was consistent with the amortization expense for the year ended December 31, 2008.

Goodwill Impairment

Our annual goodwill impairment tests performed during the fourth quarters of 2010 and 2009 indicated no impairment.  As a result of the depressed residential housing and remodeling markets, we incurred a $127.8 million impairment charge to operating earnings during the fourth quarter of 2008 for our Windows and Doors operating segment.  The $127.8 million impairment charge taken in the fourth quarter of 2008 was in addition to the estimated $200.0 million impairment charge to operating earnings taken in the fiscal third quarter of 2008 for our Windows and Doors operating segment.

Currency Transaction Gain (Loss)

Currency transaction gain was substantially the same for the years ended December 31, 2010 and December 31, 2009.  Currency transaction gain (loss) changed from a loss of approximately $0.9 million for the year ended December 31, 2008 to a gain of approximately $0.5 million for the year ended December 31, 2009.

Unallocated Operating Earnings, Interest, and Benefit (Provision) for Income Taxes

	Year ended December 31,
(Amounts in thousands)	2010	2009	2008

Statement of operations data:
SG&A expense	$(14,765)	$(14,121)	$(10,546)
Amortization of intangible assets	(36)	(21)	-
Write-off of previously capitalized offering costs	(1,571)	-	-
Operating loss	(16,372)	(14,142)	(10,546)
Interest expense	(122,881)	(135,328)	(109,798)
Interest income	17	39	390
Gain (loss) on extinguishment of debt	98,187	-	(27,597)
Benefit (provision) for income taxes	$(5,027)	$17,966	$69,951

SG&A Expense

Unallocated SG&A expense includes items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The SG&A expense increase of approximately $0.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is primarily due to the expansion of the corporate office.

The SG&A expense increase of approximately $3.6 million for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was driven by the expansion of the corporate office and centralization of back office functions from the operating units to the corporate office including payroll, payables, credit (US Windows), cash application, and billing.

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2010 was consistent with the year ended December 31, 2009.  There was no amortization expense for the year ended December 31, 2008.

Write-off of previously capitalized offering costs

We incurred approximately $1.6 million of costs associated with a public equity offering during 2010.  Since the offering has been postponed for a period greater than 90 days, the costs, which were initially capitalized, were written off during the fourth quarter of 2010.

Interest expense

Interest expense for the year ended December 31, 2010 decreased by approximately $12.4 million over the same period in 2009.  The decrease was primarily attributed to the $210.0 million deleveraging event that occurred during February 2010.  Specifically, the net decrease was due to the following:
•	a decrease of approximately $28.6 million due to less interest paid on the 9.0% Senior Subordinated Notes which were redeemed on February 16, 2010,
•	an increase of approximately $19.2 million paid on the 13.125% Senior Subordinated Notes issued on January 11, 2010,
•	an increase of approximately $2.4 million due to interest paid on the additional $25.0 million 11.175% Senior Secured Notes issued in October 2009,
•	an increase of approximately $1.9 million due to higher bond discount amortization, primarily due to the addition of the 13.125% Senior Subordinated Notes during 2010,
•	a decrease of approximately $1.0 million due to lower deferred financing amortization after the write-off of the capitalized financing costs related to the 9.0% Senior Subordinated Notes, and
•	a decrease of approximately $6.3 million primarily due to 2009 interest charges related to the various debt financing activities which occurred during 2009 involving third party fees.

Interest expense for the year ended December 31, 2009 increased by approximately $25.5 million over the same period in 2008.  The increase was due to the following:
•
an increase of approximately $16.6 million due to 2009 interest of approximately $37.2 million on the 11.75%  Senior Secured Notes issued June 9, 2008, as compared to approximately $20.6 million of 2008 interest on our previous term loan which was repaid on June 9, 2008,

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

Interest income

Interest income for the year ended December 31, 2010 decreased by $22,000 due to lower interest rates in 2010 as compared to 2009.  Interest income for the year ended December 31, 2009 decreased from the year ended December 31, 2008 by approximately $0.4 million as a result of lower interest rates in 2009 as compared to 2008.

Gain on extinguishment of debt

For the year ended December 31, 2010, we reported a gain on extinguishment of debt of approximately $98.2 million.  As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, we recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  As a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of our controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million on February 12, 2010, we recognized a gain on extinguishment of debt of approximately $100.4 million including the write-off of unamortized debt issuance costs of approximately $3.5 million.  The net $98.2 million gain on debt extinguishment was recorded within other income (expense) separately in the consolidated statement of operations for the year ended December 31, 2010.

For the year ended December 31, 2008, we reported a loss on the extinguishment of debt of approximately $27.6 million as a result of a debt refinancing during the year.  The loss consisted of the write-off of approximately $14.0 million deferred financing costs associated with previous debt, approximately $6.8 million for a prepayment premium, and approximately $6.8 million of fees for a bank amendment that was subsequently retired.

Income taxes

Income tax expense for the year ended December 31, 2010 increased to approximately $5.0 million from an income tax benefit of approximately $18.0 million for 2009.  Of the $5.0 million tax expense, approximately $1.4 million was federal, approximately $1.2 million was state, and approximately $2.4 million was foreign.  Income tax expense increased compared to 2009 primarily due to the non-recurring tax benefit of approximately $24.9 million associated with cancellation of debt income in 2009, which was also offset by an increase in the valuation allowance for approximately $42.0 million in 2009.  The variation between our effective tax rate and the U.S. statutory rate of 35% for 2010 is primarily due to the impact of the full valuation allowance offset by state and foreign income taxes.  As of December 31, 2010, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company’s effective tax rate for the year ended December 31, 2010 was approximately 15.4%.

Income tax benefit for the year ended December 31, 2009 decreased to approximately $18.0 million from a benefit of approximately $70.0 million for 2008.  The decrease was caused by an increase in valuation allowances of approximately $42.0 million offset by the tax benefit of approximately $24.9 million associated with cancellation of debt income and improved operating performance compared to 2008.  The Company’s effective tax rate for the year ended December 31, 2009 was approximately 18.9%.

Liquidity and Capital Resources

During the year ended December 31, 2010, cash and cash equivalents increased slightly to approximately $17.5 million compared to approximately $17.1 million as of December 31, 2009, illustrating a consistent cash balance compared with the prior year.  During the year ended December 31, 2009, cash and cash equivalents decreased approximately $41.2 million to $17.1 million as of December 31, 2009, reflecting the challenging economic conditions currently affecting the housing industry.

Our business is seasonal because inclement weather during the winter months reduces the level of building and remodeling activity in both the home repair and remodeling and the new home construction sectors, especially in the Northeast and Midwest regions of the United States and Western Canada.  As a result, our liquidity typically increases during the second and third quarters as our borrowing base increases under the ABL Facility reaching a peak early in the fourth quarter, and decreases late in the fourth quarter and throughout the first quarter.

Our primary cash needs are for working capital, capital expenditures and debt service.  As of December 31, 2010, our annual interest charges for debt service, including the ABL Facility, were estimated to be approximately $108.5 million.  As of December 31, 2010, we did not have any scheduled debt maturities until 2013.  As a result of debt transactions consummated in 2011 described below, our annual interest charges for debt interest decreased approximately $18.8 million to approximately $89.7 million with no scheduled debt maturities until 2014.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically averaged approximately 1.5% of net sales on an annual basis.  We finance these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ ABL Facility.

Ply Gem’s specific cash flow movement for the year ended December 31, 2010 is summarized below:

Cash provided by (used in) operating activities

Net cash provided by operating activities for the year ended December 31, 2010 was approximately $6.7 million.  Net cash used in operating activities for the years ended December 31, 2009 and 2008 was approximately $16.9 million and $58.9 million, respectively.  The increase in cash provided by operating activities during 2010 as compared to cash used in operating activities during 2009 is due to higher sales of approximately 4.7% as well as our cost control measures evidenced by plant restructurings completed in prior years.  This resulted in higher operating earnings of approximately $16.7 million partially offset by a negative working capital change of approximately $7.1 million compared to 2009.  The change in cash used in operating activities for 2009 as compared to 2008 was primarily driven by lower sales of approximately 19.0% for 2009.  The sales decrease can be attributed to the 28.8% decrease in single family housing starts during 2009 as compared to 2008.  With lower sales, receivables were lower throughout the year, which contributed to less cash from operations.  The lower sales levels were offset by a positive inventory change of approximately $26.4 million and favorable working capital changes for accounts payable and accrued expenses of approximately $31.6 million compared to 2008.

Cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2010, 2009 and 2008 was approximately $9.1 million, $7.8 million and $11.5 million, respectively.  The cash used in investing activities for the year ended December 31, 2010 was primarily used for capital expenditures of approximately $11.1 million, partially offset by approximately $2.0 million from the sale of assets.  The cash used in investing activities for the year ended December 31, 2009 was primarily used for capital expenditures.  The cash used in investing activities for year ended December 31, 2008 was predominantly from capital expenditures of $16.6 million and the acquisition of USV for approximately $3.6 million, partially offset by the sale of assets of approximately $8.8 million.

Cash provided by (used in) financing activities

Net cash provided by financing activities for the year ended December 31, 2010 was approximately $2.4 million, and consisted of approximately $4.5 million net cash provided as a result of the $210.0 million deleveraging event that occurred during February 2010 of the 9.0% Senior Subordinated Notes, approximately $5.0 million cash provided from net ABL borrowings, approximately $5.0 million cash used for debt issuance costs, approximately $1.5 million cash used for a tax payment on behalf of our parent, and approximately $0.6 million net cash used in equity contributions/repurchases.

Net cash used in financing activities for the year ended December 31, 2009 was approximately $17.5 million and was primarily from net revolver payments of $35.0 million, proceeds from debt issuance of $20.0 million, and debt issuance costs of approximately $2.5 million.  Net cash provided by financing activities for the year ended December 31, 2008 was approximately $78.2 million and consisted of approximately $15.6 million of net proceeds from long-term debt, net revolver borrowings of approximately $60.0 million, and a $30.0 million cash equity contribution that we received from CI Capital Partners LLC partially offset by approximately $26.6 million of debt issuance costs and approximately $0.8 million of repurchased net equity.

Ply Gem’s specific debt instruments and terms are described below:

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of 11.75% Senior Secured Notes due 2013 (“11.75% Senior Secured Notes”) at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Interest was paid semi-annually on June 15 and December 15 of each year.  On October 23, 2009, Ply Gem Industries issued an additional $25.0 million of its 11.75% Senior Secured Notes in a private placement transaction.  The additional $25.0 million of 11.75% Senior Secured Notes had the same terms and covenants as the initial $700.0 million of 11.75% Senior Secured Notes.  On February 11, 2011, we purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount of 11.75% Senior Secured Notes, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, we purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount of 11.75% Senior Secured Notes, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, we redeemed the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As of March 13, 2011, there were no outstanding 11.75% Senior Secured Notes.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.

As of December 31, 2010, the 11.75% Senior Secured Notes were fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).

On November 3, 2008, Ply Gem Industries completed its exchange offer with respect to the 11.75% Senior Secured Notes by exchanging $700.0 million 11.75% Senior Secured Notes, which were registered under the Securities Act, for $700.0 million of the issued and outstanding 11.75% Senior Secured Notes. Upon completion of the exchange offer, all issued and outstanding 11.75% Senior Secured Notes were registered under the Securities Act. However, the $25.0 million of 11.75% Senior Secured Notes issued in October 2009 were not registered under the Securities Act and there is no contractual requirement to register these notes.

The 11.75% Senior Secured Notes and the related guarantees were secured on a first-priority lien basis by substantially all of the assets (other than the assets securing our obligations under the ABL Facility, which consist primarily of accounts receivable and inventory) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the ABL Facility

In addition, the Company’s stock ownership in the Company’s subsidiaries collateralized the 11.75% Senior Secured Notes to the extent that such equity interests and other securities can secure the 11.75% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the SEC. As of December 31, 2010, no subsidiary’s stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes due 2018 (“8.25% Senior Secured Notes”) at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes and to pay related fees and expenses.  The 8.25% Senior Secured Notes will mature on February 15, 2018 and bear interest at the rate of 8.25% per annum. Interest will be paid semi-annually on February 15 and August 15 of each year.

Prior to February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium.  Prior to February 15, 2014, Ply Gem Industries may redeem up to 35% of the aggregate principal amount of the 8.25% Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 108.25% of the aggregate principal amount of the 8.25% Senior Secured Notes, plus accrued and unpaid interest, if any, provided that at least 55% of the original aggregate principal amount of the 8.25% Senior Secured Notes remains outstanding after the redemption.  In addition, not more than once during any twelve-month period, Ply Gem Industries may redeem up to the greater of (i) $80.0 million of the 8.25% Senior Secured Notes and (ii) 10% of the principal amount of the 8.25% Senior Secured Notes issued pursuant to the indenture governing the 8.25% Senior Secured Notes (including additional notes) at a redemption price equal to 103% of the aggregate amount of the 8.25 % Senior Secured Notes, plus accrued and unpaid interest, if any.  At any time on or after February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 8.25% Senior Secured Notes, plus, in each case, accrued and unpaid interest, if any, to the redemption date.

The 8.25% Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The indenture governing the 8.25% Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries and its restricted subsidiaries may only incur additional debt in limited circumstances, including, but not limited to, purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding, debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries and its restricted subsidiaries are limited in their ability to make certain payments, pay dividends or make other distributions to Ply Gem Holdings. Permitted payments, dividends and distributions include, but are not limited to, those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

The 8.25% Senior Secured Notes and the related guarantees are secured on a first-priority lien basis by substantially all of the assets (other than the assets securing our obligations under the ABL Facility, which consist of accounts receivable, inventory, cash, deposit accounts, securities accounts, chattel paper and proceeds of the foregoing and certain assets such as contract rights, instruments and documents related thereto) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the ABL Facility.

In addition, the Company’s stock ownership in the Company’s subsidiaries collateralizes the 8.25% Senior Secured Notes to the extent that such equity interests and other securities can secure the 8.25% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the SEC.

As a result of the 8.25% Senior Secured Notes issuance and subsequent repayment of the 11.75% Senior Secured Notes, we are in process of determining the accounting treatment for this transaction that occurred during the first quarter of 2011.  Specifically, we are evaluating whether the transaction will be accounted for as a modification or an extinguishment.  We incurred a tender offer premium of approximately $49.8 million in conjunction with this transaction and as of December 31, 2010 had approximately $13.1 million of unamortized debt issuance costs and approximately $7.3 million of unamortized debt discounts related to the 11.75% Senior Secured Notes.

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into the prior ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.

In July 2009, we amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As a condition to this availability increase, the applicable margins payable on the loans were increased and made subject to certain minimums.  The July 2009 amendment also changed both the availability threshold for certain cash dominion events and compliance with the fixed charge coverage ratio and other covenants.

In October 2009, we amended the prior ABL Facility to allow for the issuance of the additional $25.0 million of 11.75% Senior Secured Notes and to permit certain refinancing transactions with respect to our 9% Senior Subordinated Notes.  The October amendment also permitted Ply Gem Industries to issue equity securities to us, its parent.  The October 2009 amendment did not affect the $175.0 million availability amount or the applicable interest rate margins under the prior ABL Facility.

The prior ABL Facility provided that the revolving commitments may be increased to $200.0 million, subject to certain terms and conditions.  We had borrowings of $30.0 million and $25.0 million outstanding under the prior ABL Facility as of December 31, 2010 and December 31, 2009, respectively.  As of December 31, 2010, Ply Gem Industries had approximately $139.2 million of contractual availability and approximately $78.7 million of borrowing base availability under the prior ABL Facility, reflecting $30.0 million of borrowings outstanding and approximately $5.8 million of letters of credit issued.

The interest rates applicable to loans under the prior ABL Facility were, at our option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the prior ABL Facility credit agreement.  As of December 31, 2010, our interest rate on the prior ABL Facility was approximately 6.0%.  The prior ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1 to 1.0 if our excess availability is less than the greater of (a) 15% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million.  The fixed charge coverage ratio was not applicable at any point during 2010.

Senior Secured Asset Based Revolving Credit Facility due 2016

On January 26, 2011, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into a new ABL Facility.  The new ABL Facility provides for revolving credit financing of up to $175.0 million, subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  $160.0 million of the new ABL Facility is available to Ply Gem Industries and $15.0 million is available to Ply Gem Canada.  In addition, the new ABL Facility provides that the revolving commitments may be increased to $250.0 million, subject to certain terms and conditions.  All outstanding loans under the new ABL Facility are due and payable in full on January 26, 2016 (or April 15, 2014 if the 13.125% Senior Subordinated Notes are not repaid or refinanced by such date).

Borrowings under the new ABL Facility bear interest at a rate per annum equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of the administrative agent and (2) the federal funds effective rate plus 0.5% or (b) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the new ABL Facility is 1.50% for base rate loans and 2.50% for Eurodollar rate loans. The applicable margin for borrowings under the ABL Facility will be subject to step ups and step downs based on average excess availability under that facility.  Swingline loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high). Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL facility agreement.  As of January 26, 2011, our interest rate on the new ABL Facility was less than 3.0%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if our excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if our excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million.

All obligations under the new ABL Facility are unconditionally guaranteed by Ply Gem Holdings and substantially all of Ply Gem Industries’ existing and future, direct and indirect, wholly-owned domestic subsidiaries.  All obligations under the new ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Ply Gem Industries and the guarantors, including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing and a second-priority security interest in, and mortgages on, substantially all of Ply Gem Industries’ and the guarantors’ material owned real property and equipment and all assets that secure the 8.25% Senior Secured Notes on a first-priority basis.  In addition to being secured by the collateral securing the obligations of Ply Gem Industries under the domestic collateral package, the obligations of Ply Gem Canada, which is a borrower under the Canadian sub-facility under the new ABL Facility, are also secured by a first-priority security interest in substantially all of the assets of such Canadian subsidiary, plus additional mortgages in Canada, and a pledge by Ply Gem Industries of the remaining 35% of the equity interests of Ply Gem Canada pledged only to secure the Canadian sub-facility.

The new ABL Facility contains certain covenants that limit our ability and the ability of our subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets. In particular, we are permitted to incur additional debt in limited circumstances, including senior secured notes in an aggregate principal amount not to exceed $800.0 million, permitted subordinated indebtedness in an aggregate principal amount not to exceed $75.0 million at any time outstanding (subject to the ability to incur additional permitted subordinated debt provided that immediately after giving effect to such incurrence excess availability is more than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the fixed charge coverage ratio), purchase money indebtedness in an aggregate amount not to exceed $15.0 million at any one time outstanding, debt of foreign subsidiaries (other than Canadian subsidiaries) in an aggregate amount not to exceed $2.5 million at any one time outstanding, and the refinancing of other debt under certain circumstances. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay operating and other corporate overhead costs and expenses in the ordinary course of business in an aggregate amount not to exceed $2.0 million in any calendar year plus reasonable and customary indemnification claims of its directors and executive officers and to pay fees and expenses related to any unsuccessful debt or equity offering. Ply Gem Industries may also make additional payments to Ply Gem Holdings which may be used by Ply Gem Holdings to pay dividends or other distributions on its stock under the new ABL Facility so long as before and after giving effect to such dividend or other distribution excess availability is greater than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the consolidated fixed charge coverage ratio.  We are in process of determining the accounting treatment for the new ABL Facility and whether certain related costs should be accounted for as a modification or new instrument.  This evaluation will be completed in the first quarter of 2011.  We had approximately $2.4 million of unamortized debt issuance costs related to the prior ABL Facility as of December 31, 2010.

On January 26, 2011, Ply Gem Industries and Ply Gem Canada used the initial borrowing of $55.0 million under the new ABL Facility to repay all of the outstanding indebtedness (including all accrued interest) under the Senior Secured Asset-Based Revolving Credit Facility due 2013.

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its 9% Senior Subordinated Notes, which were guaranteed by the Guarantors. Subsequently, in August 2004, in connection with the MWM Holding acquisition, Ply Gem Industries issued an additional $135.0 million of 9% Senior Subordinated Notes, which were also guaranteed by the Guarantors, including MWM Holding and its subsidiaries.  Ply Gem Industries paid interest semi-annually on February 15 and August 15 of each year.  As of December 31, 2009, certain affiliates of the CI Partnerships owned approximately $281.4 million of the outstanding 9% Senior Subordinated Notes.

In connection with the issuance of $150.0 million of the 13.125% Senior Subordinated Notes on January 11, 2010, Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  Approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the CI Partnerships were transferred to our indirect stockholders and ultimately to Ply Gem Prime. Such notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.

13.125% Senior Subordinated Notes due 2014

On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its 9% Senior Subordinated Notes due 2012 and to pay certain related costs and expenses.  The 13.125% Senior Subordinated Notes will mature on July 15, 2014 and bear interest at the rate of 13.125% per annum.  Interest will be paid semi-annually on January 15 and July 15 of each year.

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

The 13.125% Senior Subordinated Notes are unsecured and subordinated in right of payment to all of our existing and future debt, including the new ABL Facility and the 8.25% Senior Secured Notes.  The 13.125% Senior Subordinated Notes are unconditionally guaranteed on a joint and several basis by the Guarantors (other than certain unrestricted subsidiaries) on a senior subordinated basis.  The guarantees are general unsecured obligations and are subordinated in right of payment to all existing senior debt of the Guarantors, including their guarantees of the 8.25% Senior Secured Notes and the new ABL Facility.

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

Senior Term Loan Facility

Our senior facilities with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to approximately $762.1 million.  On May 23, 2008, we entered into an amendment of the fifth amended and restated credit agreement which consisted of changes to certain debt covenant ratios.  The amendment also increased the interest rate on the term loan and extended the maturity of the revolving credit facility from February 12, 2009 to August 12, 2010. On May 23, 2008, Ply Gem received from affiliates of CI Capital Partners a $30.0 million cash equity contribution as a condition to the credit facility amendment.  On June 9, 2008, we used the proceeds from the 11.75% Senior Secured Notes offering to pay off the obligations under the senior term loan facility.

Gain (loss) on debt extinguishment

As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, we recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of our controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, we recognized a gain on extinguishment of approximately $100.4 million, including the write off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million net gain on debt extinguishment was recorded within other income (expense) separately in the accompanying consolidated statement of operations for the year ended December 31, 2010.

As a result of the debt amendment for our previous senior term loan facility that occurred on May 23, 2008 and the issuance of 11.75% Senior Secured Notes on June 9, 2008, we expensed approximately $27.6 million of fees for the year ended December 31, 2008, which have been recorded within other income (expense) separately in the accompanying consolidated statement of operations for the year ended December 31, 2008.  The $27.6 million was comprised of the write off of approximately $14.0 million of non-cash deferred financing costs associated with the previous term debt, approximately $6.8 million for a prepayment premium, and approximately $6.8 million of bank amendment fees that were subsequently retired.

Liquidity requirements

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under our ABL Facility.  We believe that we will continue to meet our liquidity requirements over the next 12 months.  We believe that our operating units are positive cash flow generating units and will continue to sustain their operations without any significant liquidity concerns.  The performance of these operating units is significantly impacted by the performance of the housing industry, specifically single family housing starts and home repair and remodeling activity.  Any unforeseen or unanticipated downturn in the housing industry could have a negative impact on our liquidity position.

In order to meet these liquidity requirements as well as other anticipated liquidity needs in the normal course of business, as of December 31, 2010 we had cash and cash equivalents of approximately $17.5 million, $139.2 million of contractual availability under the ABL Facility and approximately $78.7 million of borrowing base availability. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any debt or equity financing should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.

Contractual Obligations

The following table summarizes our contractual cash obligations under financing arrangements and lease commitments, including interest amounts, as of December 31, 2010, as if the ABL Facility refinancing and 11.75% Senior Secured Notes refinancing completed in the first quarter of 2011 had occurred as of December 31, 2010.  Interest on the 8.25% Senior Secured Notes and the 13.125% Senior Subordinated Notes is fixed.  Interest on the new ABL Facility is variable and has been presented at the current rate of approximately 3.0%.  Actual interest rates for future periods may differ from those presented here.

	Total	Less Than			More than
(Amounts in thousands)	Amount	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Long-term debt (1)	$980,000	$-	$-	$180,000	$800,000
Interest payments (2)	539,364	80,271	175,575	143,268	140,250
Non-cancelable lease commitments (3)	121,617	17,925	30,263	20,316	53,113
Purchase obligations (4)	6,590	6,590	-	-	-
Other long-term liabilities (5)	19,610	1,961	3,922	3,922	9,805
	$1,667,181	$106,747	$209,760	$347,506	$1,003,168

(1)
Long-term debt is shown before discount, and consists of our 13.125% Senior Subordinated Notes, 8.25% Senior Secured Notes, and the ABL Facility.  For more information concerning the long-term debt, see “Liquidity and Capital Resources” above.

(2)	Interest payments for variable interest debt are based on current interest rates.

(3)	Non-cancelable lease commitments represent lease payments for facilities and equipment.

(4)
Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price and the approximate timing of the transaction.  These obligations are related primarily to inventory purchases.

(5)
Other long term liabilities include pension obligations which are estimated based on our 2011 annual funding requirement.  Because we are unable to reliably estimate the timing of future tax payments related to uncertain tax positions, certain tax related obligations of approximately $10.1 million have been excluded from the table above.

As discussed in “Certain Relationships and Related Transactions,” we will pay an annual fee to an affiliate of CI Capital Partners each year based on 2% of EBITDA.  No amount for this fee has been included in the above table.

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

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our new ABL Facility, which provides for borrowings of up to $175.0 million, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.4 million per year.  At December 31, 2010, we were not party to any interest rate swaps to manage our interest rate risk.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  In 2010, the net impact of foreign currency changes to our results of operations was a gain of $0.5 million.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s equity of approximately $1.6 million at December 31, 2010.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At December 31, 2010, we did not have any significant outstanding foreign currency hedging contracts.

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

We have audited the accompanying consolidated balance sheets of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s deficit and comprehensive income (loss), and cash flows for the years then ended. Our audits also included the financial statement schedule as of and for the years ended December 31, 2010 and 2009, listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ply Gem Holdings, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information as of and for the years ended December 31, 2010 and 2009 set forth therein.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 21, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
Ply Gem Holdings, Inc.:

We have audited the accompanying consolidated statements of operations, stockholder’s equity (deficit) and comprehensive income (loss), and cash flows of Ply Gem Holdings, Inc. and subsidiaries for the year ended December 31, 2008.  In connection with our audit of the consolidated financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K for the year ended December 31, 2008. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Ply Gem Holdings, Inc. and subsidiaries for the year ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule for the year ended December 31, 2008, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 5 to the consolidated financial statements, the Company has elected to change its method of accounting for a portion of its inventory in 2008 from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method.

/s/ KPMG LLP

Raleigh, North Carolina
March 30, 2009

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(Amounts in thousands)	2010	2009	2008

Net sales	$995,906	$951,374	$1,175,019
Costs and expenses:
Cost of products sold	779,946	749,841	980,098
Selling, general and administrative expenses	130,460	141,772	155,388
Amortization of intangible assets	27,099	19,651	19,650
Write-off of previously capitalized offering costs	1,571	-	-
Goodwill impairment	-	-	450,000
Total costs and expenses	939,076	911,264	1,605,136
Operating earnings (loss)	56,830	40,110	(430,117)
Foreign currency gain (loss)	510	475	(911)
Interest expense	(122,992)	(135,514)	(110,418)
Interest income	159	211	617
Gain (loss) on extinguishment of debt	98,187	-	(27,597)
Income (loss) before provision (benefit) for income taxes	32,694	(94,718)	(568,426)
Provision (benefit) for income taxes	5,027	(17,966)	(69,951)
Net income (loss)	$27,667	$(76,752)	$(498,475)

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
(Amounts in thousands, except share amounts)	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$17,498	$17,063
Accounts receivable, less allowances of $5,294 and $5,467, respectively	97,859	94,428
Inventories, net:
Raw materials	39,828	39,787
Work in process	23,231	23,343
Finished goods	35,520	34,950
Total inventories, net	98,579	98,080
Prepaid expenses and other current assets	10,633	19,448
Deferred income taxes	12,189	5,762
Total current assets	236,758	234,781
Property and Equipment, at cost:
Land	3,741	3,732
Buildings and improvements	36,012	35,687
Machinery and equipment	264,300	261,319
Total property and equipment	304,053	300,738
Less accumulated depreciation	(187,341)	(159,036)
Total property and equipment, net	116,712	141,702
Other Assets:
Intangible assets, net	146,965	174,064
Goodwill	393,433	392,838
Deferred income taxes	2,279	2,716
Other	26,090	35,932
Total other assets	568,767	605,550
	$922,237	$982,033

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$54,973	$52,833
Accrued expenses	75,117	72,423
Total current liabilities	130,090	125,256
Deferred income taxes	10,583	4,211
Other long term liabilities	60,489	65,651
Long-term debt due to related parties	-	281,376
Long-term debt	894,163	819,021

Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	321,767	209,939
Accumulated deficit	(496,078)	(523,745)
Accumulated other comprehensive income	1,223	324
Total stockholder's deficit	(173,088)	(313,482)
	$922,237	$982,033

 See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Amounts in thousands)	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$27,667	$(76,752)	$(498,475)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation and amortization expense	60,718	56,271	61,765
Fair value premium on purchased inventory	-	-	19
Non-cash interest expense, net	9,800	8,911	7,144
(Gain) loss on foreign currency transactions	(510)	(475)	911
Goodwill impairment	-	-	450,000
Non-cash portion of (gain) loss on extinguishment of debt	(98,187)	-	14,047
(Gain) loss on sale of assets	(4)	5	886
Write-off of previously capitalized offering costs	1,571	-	-
Deferred income taxes	1,603	(16,050)	(71,362)
Changes in operating assets and
liabilities, net of effects from acquisitions:
Accounts receivable, net	(3,023)	(2,822)	18,179
Inventories, net	(120)	26,400	3,306
Prepaid expenses and other current assets	7,624	(287)	674
Accounts payable	1,917	(7,820)	(21,885)
Accrued expenses	452	1,599	(15,905)
Cash payments on restructuring liabilities	(2,630)	(6,034)	(7,547)
Other	(130)	172	(622)
Net cash provided by (used in) operating activities	6,748	(16,882)	(58,865)
Cash flows from investing activities:
Capital expenditures	(11,105)	(7,807)	(16,569)
Proceeds from sale of assets	2,032	81	8,825
Acquisitions, net of cash acquired	-	-	(3,614)
Other	-	(109)	(129)
Net cash used in investing activities	(9,073)	(7,835)	(11,487)
Cash flows from financing activities:
Proceeds from long-term debt	145,709	20,000	693,504
Net revolver borrowings	5,000	(35,000)	60,000
Payments on long-term debt	(141,191)	-	(677,910)
Debt issuance costs paid	(5,029)	(2,528)	(26,578)
Tax payments on behalf of parent	(1,532)	-	-
Equity contributions	2,428	-	30,310
Equity repurchases	(2,978)	-	(1,093)
Net cash provided by (used in)
financing activities	2,407	(17,528)	78,233
Impact of exchange rate movements on cash	353	1,019	(1,645)
Net increase (decrease) in cash and cash equivalents	435	(41,226)	6,236
Cash and cash equivalents at the beginning of the period	17,063	58,289	52,053
Cash and cash equivalents at the end of the period	$17,498	$17,063	$58,289

Supplemental Information
Interest paid	$113,032	$124,005	$111,388
Income taxes paid (received), net	$(4,857)	$943	$(464)

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

		Retained	Accumulated	Total
	Additional	Earnings	Other	Stockholder's
	Paid in	(Accumulated	Comprehensive	Equity
	Capital	Deficit)	Income (Loss)	(Deficit)
(Amounts in thousands)

Balance, December 31, 2007	$180,667	$51,485	$9,635	$241,787

Comprehensive loss:
Net loss	-	(498,475)	-	(498,475)
Currency translation	-	-	(9,517)	(9,517)
Minimum pension liability for actuarial
loss, net of tax	-	-	(5,661)	(5,661)
Total comprehensive loss				(513,653)
Adoption of ASC 715-20 measurement date	-	(3)	-	(3)
Contributions and repurchase of equity, net	29,241	-	-	29,241
Balance, December 31, 2008	$209,908	$(446,993)	$(5,543)	$(242,628)

Comprehensive loss:
Net loss	-	(76,752)	-	(76,752)
Currency translation	-	-	4,709	4,709
Minimum pension liability for actuarial
gain, net of tax	-	-	1,158	1,158
Total comprehensive loss				(70,885)
Other	31	-	-	31
Balance, December 31, 2009	$209,939	$(523,745)	$324	$(313,482)

Comprehensive income:
Net income	-	27,667	-	27,667
Currency translation	-	-	1,639	1,639
Minimum pension liability for actuarial
loss, net of tax	-	-	(740)	(740)
Total comprehensive income				28,566
Non-cash equity contribution by affiliate	114,929	-	-	114,929
Contributions and repurchase of equity, net	(550)	-	-	(550)
Tax payment on behalf of parent	(1,532)	-	-	(1,532)
Repurchase of former employee equity	(1,183)	-	-	(1,183)
Other	164	-	-	164
Balance, December 31, 2010	$321,767	$(496,078)	$1,223	$(173,088)

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Ply Gem Holdings, Inc. (“Ply Gem Holdings”) and its wholly owned subsidiaries (individually and collectively, the “Company” or “Ply Gem”) are diversified manufacturers of residential and commercial building products, operating with two segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors.  Through these segments, Ply Gem Industries, Inc. (“Ply Gem Industries”) manufactures and sells, primarily in the United States and Canada, a wide variety of products for the residential and commercial construction, manufactured housing, and remodeling and renovation markets.

Ply Gem Holdings, a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), was incorporated on January 23, 2004, by affiliates of CI Capital Partners LLC ("CI Capital Partners") for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”).  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”), with Ply Gem Prime being the surviving corporation.  As a result, Ply Gem Holdings is now a wholly owned subsidiary of Ply Gem Prime.

The Ply Gem acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries to Ply Gem Holdings, an affiliate of CI Capital Partners pursuant to the terms of the stock purchase agreement among Ply Gem Investment Holdings, Nortek, and WDS LLC dated as of December 19, 2003, as amended.  Prior to February 12, 2004, the date of the Ply Gem acquisition, Ply Gem Holdings had no operations and Ply Gem Industries was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek.  As a result of the Ply Gem acquisition, the Company applied purchase accounting on February 12, 2004.

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

On October 31, 2008, Ply Gem Industries acquired substantially all of the assets of United Stone Veneer, LLC (“USV”).  The accompanying consolidated financial statements include the operating results of USV for the period after October 31, 2008.  As a result of the USV acquisition, the Company modified the name of the “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone” during 2008.  During 2010, the Company changed the branding and name of USV to Ply Gem Stone.

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

Reclassifications

Certain amounts in the prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year, with no effect on net income (loss) or accumulated deficit.

Accounting Policies and Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States involves estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  Such estimates include the allowance for doubtful accounts receivable, rebates, pensions, valuation reserve for inventories, warranty reserves, legal contingencies, assumptions used in the calculation of income taxes, and projected cash flows used in the goodwill and intangible asset impairment tests.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, as appropriate and are based on management’s best estimates and judgments.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency, and the depressed housing and remodeling market have combined to increase the uncertainty inherent in such estimates and assumptions.  If different conditions result from those assumptions used in the Company’s judgments, actual results could be materially different from the Company’s estimates.

Recognition of Sales and Related Costs, Incentives and Allowances

The Company recognizes sales upon the shipment of products, net of applicable provisions for discounts and allowances.  Generally, the customer takes title upon shipment and assumes the risks and rewards of ownership of the product.  Certain customers take title to products upon delivery, at which time revenue is then recognized.  Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome.  Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed upon with the Company’s various customers, which are typically earned by the customer over an annual period.  The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements.  Customer returns are recorded on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period.  The Company generally estimates customer returns based upon the time lag that historically occurs between the sale date and the return date while also factoring in any new business conditions that might impact the historical analysis such as new product introduction.  The Company also provides for estimates of warranty and shipping costs at the time of sale.  Shipping and warranty costs are included in cost of products sold.  Bad debt provisions are included in selling, general and administrative expenses.  The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that are expected to impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debts.

Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.  At December 31, 2009, the Company had approximately $0.6 million of certificates of deposits, with a maturity date of March 22, 2010.  At December 31, 2010, the Company had no certificates of deposits.

Accounts receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $5.3 million and $5.5 million at December 31, 2010 and 2009, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

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

The inventory reserves were approximately $7.2 million at December 31, 2010, increasing during 2010 by $0.5 million compared to the December 31, 2009 reserve balance of approximately $6.7 million.

Property and Equipment

    Property and equipment are presented at cost.  Depreciation of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:

Buildings and improvements	10-37 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized.  When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized in operations.  Depreciation expense for the years ended December 31, 2010, 2009, and 2008 was approximately $33.6 million, $36.6 million, and $42.1 million, respectively.

On July 30, 2010, the Company entered into an asset purchase agreement to sell substantially all of the assets associated with the operations of its Valencia, Pennsylvania facility for $2.5 million, with $1.9 million received at closing and the remaining $0.6 million recorded as a note receivable due in July 2011.  The Company recognized a loss on the sale of approximately $0.1 million, which has been recorded within selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2010 and the note receivable has been recorded as a current asset in the consolidated balance sheet as of December 31, 2010.

Intangible Assets, Goodwill and other Long-lived Assets

Long-lived assets
The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company performs undiscounted operating cash flow analyses to determine if impairment exists.  If an impairment is determined to exist, any related impairment loss is calculated based on the asset’s fair value and the discounted cash flow.

During the year ended December 31, 2008, the Company determined that the historic decline in the US housing market required a re-evaluation of the Company’s forecasts.  The US housing market was at a 50-year low.  The Company’s revised forecasts reflected reduced undiscounted cash flow projections for the affected asset groups, which were believed to be indicative of an adverse change in the business climate that could negatively affect the value of the long-lived asset groups.  The Company tested for impairment using the “Step One” test for asset groups held and used, and determined that further impairment testing of the fair value of the asset groups (under “Step Two”) was not necessary at December 31, 2008 because the undiscounted cash flows exceeded the carrying values of the long-lived asset groups.

During the year ended December 31, 2009, the Company determined that the continued decline in the US housing market required a re-evaluation of the Company’s forecasts.  The Company again tested for impairment using the “Step One” test for asset groups held and used, and determined that further impairment testing of the fair value of the asset groups (under “Step Two”) was not necessary at December 31, 2009 because the undiscounted cash flows exceeded the carrying values of the long-lived asset groups.  During the year ended December 31, 2010, the Company determined that there was not a triggering event that required an impairment review of long-lived assets.

The Company tests for long-lived asset impairment at the following asset group levels: i) Siding, Fencing, and Stone (“Siding”), ii) the combined US Windows companies in the Windows and Doors segment (“US Windows”), and iii) Ply Gem Canada in the Windows and Doors segment.  For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.

As of December 31, 2009, the estimated cash flow forecasts (based on independent industry information) exceeded the respective carrying values by $329.7 million, $115.9 million, and $1,959.4 million for US Windows, Ply Gem Canada, and Siding, respectively, thus not requiring a Step Two impairment test on the long-lived assets.  As of December 31, 2008, the estimated cash flow forecasts (based on independent industry information) exceeded the respective carrying values by $350.7 million, $127.5 million, and $1,076.5 million for US Windows, Ply Gem Canada, and Siding, respectively, thus not requiring a Step Two impairment test on the long-lived assets.

Goodwill
Purchase accounting involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill.  For significant acquisitions, the Company values items such as property and equipment and acquired intangibles based upon appraisals.

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year (November 27 for 2010) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  Refer to Note 3 for additional considerations regarding the results of the impairment test in 2010, 2009, and 2008.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $20.6 million and $27.3 million as of December 31, 2010 and December 31, 2009, respectively, and have been recorded in other long term assets in the Company’s consolidated balance sheets.

Share Based Compensation

Share-based compensation cost for the Company’s stock option plan is measured at the grant date, based on the estimated fair value of the award, and is recognized over the requisite service period.  The fair value of each option award is estimated on the grant date using a Black-Scholes option valuation model.  Expected volatility is based on a review of several market indicators, including peer companies.  The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option.

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, and Ply Gem Industries and its subsidiaries.  The existing tax sharing agreement between Ply Gem Holdings and Ply Gem Investment Holdings under which tax liabilities for each respective party are computed on a stand-alone basis, was amended to include Ply Gem Prime Holdings during 2010.  U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  Ply Gem Canada files separate Canadian income tax returns.

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

Liquidity

The Company intends to fund its ongoing capital and working capital requirements, including its internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of its ABL Facility.  As of December 31, 2010, the Company had approximately $894.2 million of indebtedness and $139.2 million of contractual availability under the ABL facility and approximately $78.7 million of borrowing base availability reflecting $30.0 million of ABL borrowings and approximately $5.8 million of letters of credit issued under the ABL facility.  The Company estimates that it will pay approximately $89.7 million in interest payments during the year ending December 31, 2011, reflecting the debt transactions that occurred in 2011 as described in Note 6.

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

Foreign Currency

Ply Gem Canada, the Company’s Canadian subsidiary, utilizes the Canadian dollar as its functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at year-end.  Net sales and expenses are translated using average exchange rates in effect during the period.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

For the years ended December 31, 2010, December 31, 2009, and December 31, 2008, the Company recorded a gain from foreign currency transactions of approximately $0.5 million, a gain from foreign currency transactions of approximately $0.5 million, and a loss from foreign currency transactions of approximately $0.9 million, respectively.  As of December 31, 2010 and December 31, 2009, accumulated other comprehensive income (loss) included a currency translation adjustment of approximately $1.6 million and $4.7 million, respectively.

Concentration of Credit Risk

The accounts receivable balance related to one customer of the Company’s Siding, Fencing, and Stone segment was approximately $5.7 million and $5.5 million at December 31, 2010 and December 31, 2009, respectively.  This customer accounted for approximately 9.0% of consolidated net sales for the year ended December 31, 2010 and 9.2% of consolidated net sales for each of the years ended December 31, 2009 and 2008.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices	Significant
			in Active Markets	Other	Significant
(Amounts in thousands)			for Identical	Observable	Unobservable
	Carrying		Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Assets:
Certificates of deposit	$-	$-	$-	$-	$-
Money market funds	-	-	-	-	-
As of December 31, 2010	$-	$-	$-	$-	$-
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$159,375	$159,375	$-	$-
Senior Secured Notes-11.75%	725,000	775,750	775,750	-	-
As of December 31, 2010	$875,000	$935,125	$935,125	$-	$-

Assets:
Certificates of deposit	$600	$600	$600	$-	$-
Money market funds	-	-	-	-	-
As of December 31, 2009	$600	$600	$600	$-	$-
Liabilities:
Senior Subordinated Notes-9%	$360,000	$302,400	$302,400	$-	$-
Senior Secured Notes-11.75%	725,000	725,000	725,000	-	-
As of December 31, 2009	$1,085,000	$1,027,400	$1,027,400	$-	$-

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.  Also see Note 7 for fair value disclosures of the pension assets.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative literature to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity (“VIE”).   An enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE.  It further requires an enterprise to assess whether it has an implicit financial responsibility to ensure a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance.  The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance on improving disclosures about fair value measurements.  The guidance mandated new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements.   The guidance clarifies existing fair value disclosures about level of disaggregation and about inputs and valuation techniques used to measure fair value.   Further, the guidance amends previous guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets.  The guidance is effective for the first reporting period beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuance, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The Company adopted the new disclosure requirements in the 2010 annual reporting period.

In July 2010, the FASB issued guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  The guidance required improved disclosures about the credit quality of an entity’s financing receivables and related allowance for credit losses by facilitating evaluation of the nature of credit risk inherent in an entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. A financing receivable is defined as a contractual right to receive money on demand or on fixed or determinable dates that is recognized as an asset in the entity’s statement of financial position including loans, trade accounts receivable over twelve months, notes receivable, credit cards receivables and lease receivables, except for operating leases.  Short term trade receivables and receivables measured at fair value or lower of cost or fair value are excluded. Further, the standard defines two levels of disaggregation for disclosure purposes: portfolio segment and class of financing receivables.  The disclosures relating to disaggregated investment balances, allowance for credit losses, nonaccrual status, credit quality indicators, credit risk factors and impairment of financing receivables are effective for interim and annual periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2011.  The Company’s financing receivables are not material to its consolidated balance sheet.  As a result, the disclosures required under this guidance have been omitted from the notes to consolidated financial statements with the exception of certain accounting policy disclosures describing how the Company assesses and monitors credit risk associated with its financing receivables.

In December 2010, the FASB issued guidance for goodwill and other intangibles, specifically when to perform Step Two of goodwill impairment tests for reporting units with zero or negative carrying amounts.  The guidance modifies Step One of the goodwill impairment test for reporting units with zero or negative carrying amounts.   For those reporting units, an entity is required to perform Step Two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.   In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The Company is currently evaluating the potential impact of this standard on its financial position and results of operations.

2.     PURCHASE ACCOUNTING

United Stone Veneer Acquisition

On October 31, 2008, Ply Gem Industries acquired substantially all of the assets of USV.  The Company accounted for the transaction as a purchase.  USV manufactures stone veneer enabling the Company to expand its building products offering across different areas and capitalize on this product growth opportunity.  The consolidated financial statements include the operating results of USV for periods after October 31, 2008.  As a result of the USV acquisition, the Company changed the name of its “Siding, Fencing, and Railing” segment to “Siding, Fencing, and Stone” as of and for the year ended December 31, 2008.

The purchase price was allocated to the assets and liabilities based on their fair values.  The following is the allocation of the purchase price.

(Amounts in thousands)
Other current assets, net of cash	$566
Inventories, net	307
Property and equipment	1,863
Goodwill	1,584
Current liabilities	(706)
Purchase price, net of cash acquired	$3,614

The goodwill is expected to be deductible for tax purposes.

3.     GOODWILL IMPAIRMENT

The Company records the excess of purchase price over the fair value of the net assets of acquired companies as goodwill or other identifiable intangible assets.  The Company performs an annual test for goodwill impairment at the November month end each year (November 27 for 2010) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company has aggregated US Windows and Ply Gem Canada, which represent components of the Windows and Doors operating segment, into a single reporting unit since they have similar economic characteristics.  Thus, the Company has two reporting units: 1) Siding, Fencing, and Stone and 2) Windows and Doors.  Separate valuations are performed for each of these reporting units in order to test for impairment.

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

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

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimated single family housing starts and the repair and remodeling market’s growth rate through 2015.  These assumptions modeled information published by the National Association of Home Builders (“NAHB”).  The Company estimated single family housing starts increasing from 2010 levels (472,000) to approximately 1,150,000 in 2015 (terminal growth year) and the repair and remodeling growth rate at approximately 3.0% through 2015.  The 1,150,000 terminal housing starts figure represents a historical average that tracks domestic population growth.  The forecasted sales growth and operating earnings increases coincided with the growth in these two key assumptions.  The Company utilized its weighted average cost of capital and its long-term growth rate to derive the appropriate capitalization rate used in the terminal value calculation.  The Company utilized these fair value estimate assumptions during the impairment analysis conducted during the years ended December 31, 2010, 2009 and 2008.

The Company determined that the uncertainty and decline in the residential housing and remodeling market was a triggering event during the third quarter of 2008 with annualized housing starts declining to a 50 year low in August 2008, which caused US Windows to lower their forecasted cash flow projections.  As a result of the interim impairment test, the Company concluded that the Windows and Doors reporting unit failed Step One of the impairment test comparing carrying value and fair value.  The Siding, Fencing, and Stone fair value exceeded its carrying value by approximately 20% as of September 27, 2008.  The Step Two Windows and Doors impairment test results indicated that an estimated impairment of approximately $200.0 million existed at September 27, 2008.  This impairment was recognized within the Windows and Doors segment in the third quarter of 2008.

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

The Company’s annual goodwill impairment tests performed as of November 28, 2009 and November 27, 2010 indicated no impairment.  The Windows and Doors and Siding, Fencing, and Stone reporting units exceeded their 2010 carrying values by approximately 21% and 87%, respectively.

The Company provides no assurance that: 1) valuation multiples will not decline, 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods. The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in additional goodwill impairments.

The reporting unit goodwill balances were as follows as of December 31, 2010 and December 31, 2009:

(Amounts in thousands)
	December 31, 2010	December 31, 2009
Windows and Doors	$73,326	$72,731
Siding, Fencing and Stone	320,107	320,107
	$393,433	$392,838

The increase in goodwill during the year ended December 31, 2010 was due to currency translation adjustments of approximately $0.6 million.

A rollforward of goodwill for 2010 and 2009 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of January 1, 2009
Goodwill	$398,456	$442,323
Accumulated impairment losses	(327,773)	(122,227)
	70,683	320,096

Currency translation adjustments	1,441	-
Pacific Windows purchase accounting	607	11
Balance as of December 31, 2009
Goodwill	400,504	442,334
Accumulated impairment losses	(327,773)	(122,227)
	72,731	320,107

Currency translation adjustments	595	-
Balance as of December 31, 2010
Goodwill	401,099	442,334
Accumulated impairment losses	(327,773)	(122,227)
	$73,326	$320,107

4.     INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of December 31, 2010 and 2009:

(Amounts in thousands)	Average Amortization Period (in Years)	Cost	Accumulated Amortization	Net Carrying Value
As of December 31, 2010:
Patents	14	$12,770	$(6,418)	$6,352
Trademarks/Tradenames	11	85,644	(34,885)	50,759
Customer relationships	13	158,158	(68,651)	89,507
Other		1,631	(1,284)	347
Total intangible assets	13	$258,203	$(111,238)	$146,965

As of December 31, 2009:
Patents	14	$12,770	$(5,477)	$7,293
Trademarks/Tradenames	15	85,644	(21,475)	64,169
Customer relationships	13	158,158	(56,249)	101,909
Other		1,631	(938)	693
Total intangible assets	14	$258,203	$(84,139)	$174,064

                 Amortization expense for years ended December 31, 2010, 2009 and 2008 was approximately $27.1 million, $19.7 million, and $19.7 million, respectively.  Estimated amortization expense for the fiscal years through 2015 is shown in the following table:

(Amounts in thousands)	Amortization expense

2011	$26,693
2012	26,647
2013	16,495
2014	15,120
2015	14,953

During the year ended December 31, 2010, the Company decreased the remaining useful life of certain trademarks in the Windows and Doors segment to three years (applied prospectively) as a result of future marketing plans regarding the use of these trademarks.  For the year ended December 31, 2010, the Company incurred approximately $7.4 million of increased amortization expense compared to the year ended December 31, 2009, primarily as a result of this decrease in useful life.

5.     INVENTORY CHANGE

During 2008, the Company elected to adopt the FIFO method of inventory valuation for its entire inventory as a result of the operational decision to transfer production from the Valencia, Pennsylvania facility to the Sidney, Ohio facility.  Previously, the Valencia, Pennsylvania facility utilized the LIFO method and Sidney, Ohio utilized the FIFO method. Since over 92% of the Company’s inventory previously utilized FIFO, the Company elected to utilize FIFO across all of its inventory.  The Company believes the FIFO method of accounting is preferable because it provides a better measure of the current value of its inventory and provides a better matching of manufacturing costs with revenues.  The change resulted in the application of a single costing method to all of the Company’s inventories.  Comparative financial statements of prior years have been adjusted to apply the new method retrospectively.  The retrospective change resulted in an increase to retained earnings as of January 1, 2006 of approximately $1.6 million, net of taxes of $1.2 million.  Had the Company continued to apply the LIFO method, the impact on the consolidated statement of operations during 2008 would have been an increase in operating earnings of approximately $0.8 million for the year ended December 31, 2008.

6.     LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at December 31, 2010 and 2009 consists of the following:

(Amounts in thousands)	December 31, 2010	December 31, 2009

Senior secured asset based revolving credit facility	$30,000	$25,000
9% Senior subordinated notes due 2012, net of
unamortized premium of $0 and $105	-	360,105
11.75% Senior secured notes due 2013, net of
unamortized discount of $7,318 and $9,708	717,682	715,292
13.125% Senior subordinated notes due 2014, net of
unamortized discount of $3,519 and $0	146,481	-
	$894,163	$1,100,397
Less:
9% Senior subordinated notes due to related parties
including unamortized premium of $0 and $82	-	281,376
	$894,163	$819,021

Recent developments

As described in the following sections, the Company has modified its long-term debt structure subsequent to December 31, 2010.  The Company entered into a new Senior Secured Asset Based Revolving Credit Facility due 2016 (the “ABL Facility”) during January 2011 to lower interest expense and extend the maturity to 2016.  During February 2011, the Company issued $800.0 million of 8.25% Senior Secured Notes due 2018.  The proceeds were utilized to repay the outstanding indebtedness of the $725.0 million 11.75% Senior Secured Notes.  These transactions are described in detail below.

11.75% Senior Secured Notes due 2013

 On June 9, 2008, Ply Gem Industries issued $700.0 million of 11.75% Senior Secured Notes due 2013 (“11.75% Senior Secured Notes”) at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Interest was paid semi-annually on June 15 and December 15 of each year.  On October 23, 2009, Ply Gem Industries issued an additional $25.0 million of its 11.75% Senior Secured Notes in a private placement transaction.  The additional $25.0 million of 11.75% Senior Secured Notes had the same terms and covenants as the initial $700.0 million of 11.75% Senior Secured Notes.  On February 11, 2011, the Company purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount of 11.75% Senior Secured Notes, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, the Company purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount of 11.75% Senior Secured Notes, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, the Company redeemed the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As of March 13, 2011, there were no longer outstanding any 11.75% Senior Secured Notes.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.

As of December 31, 2010, the 11.75% Senior Secured Notes were fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).

On November 3, 2008, Ply Gem Industries completed its exchange offer with respect to the 11.75% Senior Secured Notes by exchanging $700.0 million 11.75% Senior Secured Notes, which were registered under the Securities Act, for $700.0 million of the issued and outstanding 11.75% Senior Secured Notes.  Upon completion of the exchange offer, all issued and outstanding 11.75% Senior Secured Notes were registered under the Securities Act.  However, the $25.0 million of 11.75% Senior Secured Notes issued in October 2009 were not registered under the Securities Act and there is no contractual requirement to register these notes.

The 11.75% Senior Secured Notes and the related guarantees were secured on a first-priority lien basis by substantially all of the assets (other than the assets securing the Company’s obligations under the ABL Facility, which consist primarily of accounts receivable and inventory) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the ABL Facility.

In addition, the Company’s stock ownership in the Company’s subsidiaries collateralized the 11.75% Senior Secured Notes to the extent that such equity interests and other securities can secure the 11.75% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the SEC.  As of December 31, 2010, no subsidiary’s stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes due 2018 (“8.25% Senior Secured Notes”) at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes, and to pay related fees and expenses.  The 8.25% Senior Secured Notes will mature on February 15, 2018 and bear interest at the rate of 8.25% per annum.  Interest will be paid semi-annually on February 15 and August 15 of each year.

Prior to February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium.  Prior to February 15, 2014, Ply Gem Industries may redeem up to 35% of the aggregate principal amount of the 8.25% Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 108.25% of the aggregate principal amount of the 8.25% Senior Secured Notes, plus accrued and unpaid interest, if any, provided that at least 55% of the original aggregate principal amount of the 8.25% Senior Secured Notes remains outstanding after the redemption.  In addition, not more than once during any twelve-month period, Ply Gem Industries may redeem up to the greater of (i) $80.0 million of the 8.25% Senior Secured Notes and (ii) 10% of the principal amount of the 8.25% Senior Secured Notes issued pursuant to the indenture governing the 8.25% Senior Secured Notes (including additional notes) at a redemption price equal to 103% of the aggregate amount of the 8.25 % Senior Secured Notes, plus accrued and unpaid interest, if any.  At any time on or after February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 8.25% Senior Secured Notes, plus, in each case, accrued and unpaid interest, if any, to the redemption date.

The 8.25% Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by the Guarantors. The indenture governing the 8.25% Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries and its restricted subsidiaries may only incur additional debt in limited circumstances, including, but not limited to, purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding, debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries and its restricted subsidiaries are limited in their ability to make certain payments, pay dividends or make other distributions to Ply Gem Holdings. Permitted payments, dividends and distributions include, but are not limited to, those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

The 8.25% Senior Secured Notes and the related guarantees are secured on a first-priority lien basis by substantially all of the assets (other than the assets securing the Company’s obligations under the ABL Facility, which consist of accounts receivable, inventory, cash, deposit accounts, securities accounts, chattel paper and proceeds of the foregoing and certain assets such as contract rights, instruments and documents related thereto) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the ABL Facility.

In addition, the Company’s stock ownership in the Company’s subsidiaries collateralizes the 8.25% Senior Secured Notes to the extent that such equity interests and other securities can secure the 8.25% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the SEC.

As a result of the 8.25% Senior Secured Notes issuance and subsequent repayment of the 11.75% Senior Secured Notes, the Company is in process of determining the accounting treatment for this transaction that occurred during the first quarter of 2011.  Specifically, the Company is evaluating whether the transaction will be accounted for as a modification or an extinguishment.  The Company incurred a tender offer premium of approximately $49.8 million in conjunction with this transaction and as of December 31, 2010 had approximately $13.1 million of unamortized debt issuance costs and approximately $7.3 million of unamortized debt discounts related to the 11.75% Senior Secured Notes.

Senior Secured Asset Based Revolving Credit Facility due 2013

 Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into the prior ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.

In July 2009, the Company amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As a condition to this availability increase, the applicable margins payable on the loans were increased and made subject to certain minimums.  The July 2009 amendment also changed both the availability threshold for certain cash dominion events and compliance with the fixed charge coverage ratio and other covenants.

In October 2009, the Company amended the prior ABL Facility to allow for the issuance of the additional $25.0 million of 11.75% Senior Secured Notes and to permit certain refinancing transactions with respect to its 9% Senior Subordinated Notes.  The October amendment also permitted Ply Gem Industries to issue equity securities to its parent.  The October 2009 amendment did not affect the $175.0 million availability amount or the applicable interest rate margins under the prior ABL Facility.

The Company had borrowings of $30.0 million and $25.0 million outstanding under the prior ABL Facility as of December 31, 2010 and December 31, 2009, respectively.  As of December 31, 2010, Ply Gem Industries had approximately $139.2 million of contractual availability and approximately $78.7 million of borrowing base availability under the prior ABL Facility, reflecting $30.0 million of borrowings outstanding and approximately $5.8 million of letters of credit issued.

The interest rates applicable to loans under the prior ABL Facility were, at the Company’s option, equal to either a base rate plus an applicable interest margin, or an adjusted LIBOR rate plus an applicable interest margin, as defined in the prior ABL Facility credit agreement.  As of December 31, 2010, the Company’s interest rate on the prior ABL Facility was approximately 6.0%.  The prior ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.1 to 1.0 if the Company’s excess availability is less than the greater of (a) 15% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million.  The fixed charge coverage ratio was not applicable at any point during 2010.

Senior Secured Asset Based Revolving Credit Facility due 2016

On January 26, 2011, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into a new ABL Facility.  The new ABL Facility provides for revolving credit financing of up to $175.0 million, subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  $160.0 million of the new ABL Facility is available to Ply Gem Industries and $15.0 million is available to Ply Gem Canada.  In addition, the new ABL Facility provides that the revolving commitments may be increased to $250.0 million, subject to certain terms and conditions.  All outstanding loans under the new ABL Facility are due and payable in full on January 26, 2016 (or April 15, 2014 if the 13.125% Senior Subordinated Notes are not repaid or refinanced by such date).

Borrowings under the new ABL Facility bear interest at a rate per annum equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of the administrative agent and (2) the federal funds effective rate plus 0.5% or (b) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the new ABL Facility is 1.50% for base rate loans and 2.50% for Eurodollar rate loans. The applicable margin for borrowings under the ABL Facility will be subject to step ups and step downs based on average excess availability under that facility. Swingline loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high). Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL facility agreement.  As of January 26, 2011, the Company’s interest rate on the new ABL Facility was less than 3.0%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million.

All obligations under the new ABL Facility are unconditionally guaranteed by Ply Gem Holdings and substantially all of Ply Gem Industries’ existing and future, direct and indirect, wholly owned domestic subsidiaries.  All obligations under the new ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Ply Gem Industries and the guarantors, including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing and a second-priority security interest in, and mortgages on, substantially all of Ply Gem Industries’ and the guarantors’ material owned real property and equipment and all assets that secure the 8.25% Senior Secured Notes on a first-priority basis.  In addition to being secured by the collateral securing the obligations of Ply Gem Industries under the domestic collateral package, the obligations of Ply Gem Canada, which is a borrower under the Canadian sub-facility under the new ABL Facility, are also secured by a first-priority security interest in substantially all of the assets of such Canadian subsidiary, plus additional mortgages in Canada, and a pledge by Ply Gem Industries of the remaining 35% of the equity interests of Ply Gem Canada pledged only to secure the Canadian sub-facility.

The new ABL Facility contains certain covenants that limit the Company’s ability and the ability of the Company’s subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets. In particular, the Company is permitted to incur additional debt in limited circumstances, including senior secured notes in an aggregate principal amount not to exceed $800.0 million, permitted subordinated indebtedness in an aggregate principal amount not to exceed $75.0 million at any time outstanding (subject to the ability to incur additional permitted subordinated debt provided that immediately after giving effect to such incurrence excess availability is more than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the fixed charge coverage ratio), purchase money indebtedness in an aggregate amount not to exceed $15.0 million at any one time outstanding, debt of foreign subsidiaries (other than Canadian subsidiaries) in an aggregate amount not to exceed $2.5 million at any one time outstanding, and the refinancing of other debt under certain circumstances. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay operating and other corporate overhead costs and expenses in the ordinary course of business in an aggregate amount not to exceed $2.0 million in any calendar year plus reasonable and customary indemnification claims of its directors and executive officers and to pay fees and expenses related to any unsuccessful debt or equity offering. Ply Gem Industries may also make additional payments to Ply Gem Holdings which may be used by Ply Gem Holdings to pay dividends or other distributions on its stock under the new ABL Facility so long as before and after giving effect to such dividend or other distribution excess availability is greater than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the consolidated fixed charge coverage ratio.  The Company is in the process of determining the accounting treatment for the new ABL Facility and whether certain related costs should be accounted for as a modification or new instrument.  This evaluation will be completed in the first quarter of 2011.  The Company had approximately $2.4 million of unamortized debt issuance costs related to the prior ABL Facility as of December 31, 2010.

On January 26, 2011, Ply Gem Industries and Ply Gem Canada used the initial borrowing of $55.0 million under the new ABL Facility to repay all of the outstanding indebtedness (including all accrued interest) under the Senior Secured Asset-Based Revolving Credit Facility due 2013.

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its 9% Senior Subordinated Notes, which were guaranteed by the Guarantors. Subsequently, in August 2004, in connection with the MWM Holding acquisition, Ply Gem Industries issued an additional $135.0 million of 9% Senior Subordinated Notes, which were also guaranteed by the Guarantors, including MWM Holding and its subsidiaries.  Ply Gem Industries paid interest semi-annually on February 15 and August 15 of each year.  As of December 31, 2009, certain affiliates of the CI Partnerships owned approximately $281.4 million of the outstanding 9% Senior Subordinated Notes.

In connection with the issuance of $150.0 million of the 13.125% Senior Subordinated Notes on January 11, 2010, Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  Approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the CI Partnerships were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime. Such notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.

13.125% Senior Subordinated Notes due 2014

 On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its 9% Senior Subordinated Notes due 2012 and to pay certain related costs and expenses.  The 13.125% Senior Subordinated Notes will mature on July 15, 2014 and bear interest at the rate of 13.125% per annum.  Interest will be paid semi-annually on January 15 and July 15 of each year.

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

The 13.125% Senior Subordinated Notes are unsecured and subordinated in right of payment to all of the Company’s existing and future debt, including the new ABL Facility and the 8.25% Senior Secured Notes.  The 13.125% Senior Subordinated Notes are unconditionally guaranteed on a joint and several basis by the Guarantors (other than certain unrestricted subsidiaries) on a senior subordinated basis.  The guarantees are general unsecured obligations and are subordinated in right of payment to all existing senior debt of the Guarantors, including their guarantees of the 8.25% Senior Secured Notes and the new ABL Facility.

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

Senior Term Loan Facility

The Company’s senior facilities with a syndicate of financial institutions and institutional lenders provided for senior secured financing of up to approximately $762.1 million.  On May 23, 2008, the Company entered into an amendment of the fifth amended and restated credit agreement which consisted of changes to certain debt covenant ratios.  The amendment also increased the interest rate on the term loan and extended the maturity of the revolving credit facility from February 12, 2009 to August 12, 2010. On May 23, 2008, Ply Gem received from affiliates of CI Capital Partners a $30.0 million cash equity contribution as a condition to the credit facility amendment.  On June 9, 2008, the Copmpany used the proceeds from the 11.75% Senior Secured Notes offering to pay off the obligations under the senior term loan facility.

Gain (loss) on debt extinguishment

As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, the Company recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write-off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of the Company’s controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, the Company recognized a gain on extinguishment of approximately $100.4 million, including the write-off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million net gain on debt extinguishment was recorded within other income (expense) separately in the accompanying consolidated statement of operations for the year ended December 31, 2010.

As a result of the debt amendment for the Company’s previous senior term loan facility that occurred on May 23, 2008 and the issuance of 11.75% Senior Secured Notes on June 9, 2008, the Company expensed approximately $27.6 million of fees for the year ended December 31, 2008, which have been recorded within other income (expense) separately in the accompanying consolidated statement of operations for the year ended December 31, 2008.  The $27.6 million was comprised of the write-off of approximately $14.0 million of non-cash deferred financing costs associated with the previous term debt, approximately $6.8 million for a prepayment premium, and approximately $6.8 million of bank amendment fees that were subsequently retired.

Debt maturities

The following table summarizes the Company’s long-term debt maturities due in each fiscal year after December 31, 2010.  In addition, the table below also presents the debt maturities reflecting the 2011 debt transactions.

	As of	Proforma as of
(Amounts in thousands)	December 31, 2010	December 31, 2010 (1)

2011	$-	$-
2012	-	-
2013	747,682	-
2014	146,481	176,481
2015	-	-
Thereafter	-	800,000
	$894,163	$976,481

(1) These amounts are proforma as of December 31, 2010 for the January and February 2011 debt transactions.

As a result of the January 2011 and February 2011 debt transactions, the Company’s long-term debt maturities have been significantly modified.  The Company will have no principal payments due until the Company’s 2014 fiscal year ($150.0 million 13.125% Senior Subordinated Notes and $30.0 million ABL Facility as a result of the springing feature in 2014).  The Company’s $800.0 million 8.25% Senior Secured Notes will mature in 2018.

7.     DEFINED BENEFIT PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).  The plans are combined in the following discussion.

The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the combined plans in the accompanying consolidated balance sheets at December 31, 2010 and 2009:

	December 31,	December 31,
(Amounts in thousands)	2010	2009

Change in projected benefit obligation
Benefit obligation at beginning of year	$34,846	$32,245
Service cost	92	177
Interest cost	2,014	2,000
Actuarial loss	2,717	2,377
Benefits and expenses paid	(1,603)	(1,953)
Projected benefit obligation at end of year	$38,066	$34,846

Change in plan assets
Fair value of plan assets at beginning of year	$24,394	$19,691
Actual return on plan assets	2,870	5,253
Employer and participant contributions	1,268	1,403
Benefits and expenses paid	(1,603)	(1,953)
Fair value of plan assets at end of year	$26,929	$24,394

Funded status and financial position:
Fair value of plan assets	$26,929	$24,394
Benefit obligation at end of year	38,066	34,846
Funded status	$(11,137)	$(10,452)

Amount recognized in the balance sheet consist of:
Current liability	$(1,961)	$(1,650)
Noncurrent liability	(9,176)	(8,802)
Liability recognized in the balance sheet	$(11,137)	$(10,452)

The accumulated benefit obligation for the combined plans was approximately $38.1 million, and $34.8 million as of December 31, 2010 and December 31, 2009, respectively.

Accumulated Other Comprehensive Income

Amounts recognized in accumulated other comprehensive income at December 31, 2010 and December 31, 2009 consisted of the following:

(Amounts in thousands)	December 31, 2010	December 31, 2009
Initial net asset (obligation)	$-	$-
Prior service credit (cost)	-	-
Net loss	7,788	6,328
Accumulated other comprehensive loss	$7,788	$6,328

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

	For the year ended December 31,
	2010	2009	2008

Discount rate for projected benefit obligation	5.30%	5.95%	6.35%
Discount rate for pension costs	5.95%	6.35%	6.00%
Expected long-term average return on plan assets	7.50%	7.50%	7.50%

Net Periodic Benefit Costs

The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

	For the year ended December 31,
(Amounts in thousands)	2010	2009	2008

Service cost	$92	$177	$193
Interest cost	2,014	2,000	2,003
Expected return on plan assets	(1,818)	(1,462)	(2,200)
Amortization of net loss	203	502	-
Net periodic benefit expense (income)	$491	$1,217	$(4)

Pension Assets

The weighted-average asset allocations at December 31, 2010 by asset category are as follows:

			Weighted Average
	Target	Actual allocation as of	Expected Long-Term
	Allocation	December 31, 2010	Rate of Return (1)
Asset Category
U.S. Large Cap Funds	25.0%	23.1%	2.0%
U.S. Mid Cap Funds	5.0%	8.6%	0.5%
U.S. Small Cap Funds	3.0%	3.4%	0.3%
International Equity	15.0%	15.5%	1.4%
Fixed income	45.0%	42.4%	2.3%
Other investments	7.0%	7.0%	0.6%
	100.0%	100.0%	7.1%

(1) The weighted average expected long-term rate of return by asset category is based on the Company’s target allocation.

The weighted-average asset allocations at December 31, 2009 by asset category are as follows:

			Weighted Average
	Target	Actual allocation as of	Expected Long-Term
	Allocation	December 31, 2009	Rate of Return (1)
Asset Category
U.S. Large Cap Funds	30.0%	28.0%	2.4%
U.S. Mid Cap Funds	7.0%	9.0%	0.6%
U.S. Small Cap Funds	6.0%	8.0%	0.6%
International Equity	11.0%	11.0%	1.0%
Fixed income	42.0%	38.0%	2.1%
Other investments	4.0%	6.0%	0.3%
	100.0%	100.0%	7.0%

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

The following table summarizes the Company’s plan assets measured at fair value on a recurring basis (at least annually) as of December 31, 2010 and December 31, 2009:

	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
(Amounts in thousands)	2010	Assets (Level 1)	(Level 2)	(Level 3)

Equity Securities (1)
U.S. Large Cap Funds	$6,228	$-	$6,228	$-
U.S. Mid Cap Funds	2,326	-	2,326	-
U.S. Small Cap Funds	908	-	908	-
International Funds	4,168	-	4,168	-
Fixed Income
Domestic Bond Funds (2)	11,415	-	11,415	-
Other Investments
Commodity Funds (3)	1,512	-	1,512	-
Cash & Equivalents	372	-	372	-
	$26,929	$-	$26,929	$-

	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
(Amounts in thousands)	2009	Assets (Level 1)	(Level 2)	(Level 3)

Equity Securities (1)
U.S. Large Cap Funds	$6,848	$-	$6,848	$-
U.S. Mid Cap Funds	2,047	-	2,047	-
U.S. Small Cap Funds	2,003	-	2,003	-
International Funds	2,615	-	2,615	-
Fixed Income
Domestic Bond Funds (2)	9,354	-	9,354	-
Other Investments
Commodity Funds (3)	1,471	-	1,471	-
Cash & Equivalents	56	-	56	-
	$24,394	$-	$24,394	$-

(1) Equity securities are comprised of mutual funds valued at net asset value per share multiplied by number of shares at measurement date.
(2) Domestic bonds are comprised of mutual funds valued at net asset value per share multiplied by number of shares at measurement date.
(3) Commodity funds are comprised of two mutual funds which represent small market energy funds.

The Ply Gem Plan was frozen as of December 31, 1998, and no further increases in benefits may occur as a result of increases in service or compensation and no new participants can be added to the Plan.

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

Benefit Plan Contributions

The Company made cash contributions to the combined plans of approximately $1.3 million and $1.4 million for the years ended December 31, 2010 and 2009, respectively.  During fiscal year 2011, the Company expects to make cash contributions to the combined plans of approximately $2.0 million.

Benefit Plan Payments

The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the combined plans. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company.

Fiscal Year	Expected Benefit Payments
(Amounts in thousands)

2011	$1,753
2012	1,864
2013	1,958
2014	2,049
2015	2,130
2016-2020	12,156

Other Retirement Plans

The Company also has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees.  The projected benefit obligation relating to this unfunded plan totaled approximately $331,000 and $312,000 at December 31, 2010 and 2009, respectively.  The Company has recorded this obligation in other long term liabilities in the consolidated balance sheets as of December 31, 2010 and 2009.  Pension expense for the plan was approximately $18,000 for each of the years ended December 31, 2010, 2009 and 2008.

8.     DEFINED CONTRIBUTION PLANS

The Company has a defined contribution 401(k) plan covering all eligible employees.  Effective September 1, 2010, the Company reinstated matching contributions after suspending the contributions on April 1, 2008.  Effective with the reinstatement, the Company matched 50% of the first 6% of employee contributions for most members, with the exception of matching 25% of the first 6% of employee contributions for certain union members per a negotiated contract.  Prior to April 2008, the matching level varied between 25% of the first 6% of employee contributions to 100% of the first 6% of employee contributions.  The Company also has the option of making discretionary contributions.  The Company contributed approximately $0.7 million (including forfeitures) for the year ended December 31, 2010, $0 for the year ended December 31, 2009, and $1.5 million for the year ended December 31, 2008.

9.     COMMITMENTS AND CONTINGENCIES

Operating leases

At December 31, 2010, the Company is obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations.  Future minimum rental obligations for non-cancellable lease payments total approximately $121.6 million at December 31, 2010.  The lease obligations offset by subleases are payable as follows:

(Amounts in thousands)	Lease Commitments	Sublease Income

2011	$17,925	$420
2012	16,193	428
2013	14,070	437
2014	11,403	446
2015	8,913	455
Thereafter	53,114	4,523

Total rental expense for all operating leases amounted to approximately $24.6 million for the year ended December 31, 2010, $26.1 million for the year ended December 31, 2009, and $30.3 million for the year ended December 31, 2008.

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $3.9 million and $7.4 million at December 31, 2010 and December 31, 2009, respectively.  As of December 31, 2010 and December 31, 2009, the Company has recorded liabilities in relation to these indemnifications of approximately $0.4 million and $2.8 million, respectively, in current liabilities and $3.5 million and $4.6 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	2010	2009

Product claim liabilities	$216	$3,505
Multiemployer pension plan withdrawal liability	3,079	3,292
Other	602	599
	$3,897	$7,396

The product claim liabilities of approximately $0.2 million and $3.5 million at December 31, 2010 and December 31, 2009, respectively, consisting of approximately $0.0 million and $2.3 million, respectively, recorded in current liabilities and approximately $0.2 million and $1.2 million, respectively, recorded in long term liabilities, represents the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products.  The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage.  Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries.  The Company and the former subsidiary continue to vigorously defend the remaining suits.  Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products.  The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers.  The decrease in the liability during 2010 is primarily due to the expiration of the statute of limitations relating to the ability to enforce payment.

The multiemployer pension liability of approximately $3.1 million and $3.3 million recorded in long term liabilities at December 31, 2010 and December 31, 2009, respectively, relate to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. (“Studley”) was sold.  In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the “Pension Fund”), and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund.  Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund.  The multiemployer pension liability represents the present value of the quarterly payment stream using a 6% discount rate as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

Included in the indemnified items are accrued liabilities of approximately $0.4 million for each of the years ended December 31, 2010 and 2009, in accrued expenses to cover the estimated costs of known litigation claims, including the estimated cost of legal services incurred, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

Warranty claims

                The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of December 31, 2010 and 2009, warranty liabilities of approximately $9.4 million and $10.4 million, respectively, have been recorded in current liabilities and approximately $32.4 million and $33.0 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the year ended December 31,
(Amounts in thousands)	2010	2009	2008

Balance, beginning of period	$43,398	$45,653	$49,899
Warranty expense provided during period	11,364	12,783	13,232
Settlements made during period	(12,982)	(15,038)	(18,122)
Liability assumed with acquisitions	-	-	644
Balance, end of period	$41,780	$43,398	$45,653

Other contingencies

              The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, personal injury, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, and therefore no such estimate has been made.

On February 24, 2011, the Company received a draft Administrative Order on Consent from the United States Environmental Protection Agency, Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) administrative order on consent relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  The Company is to review the draft Consent Order and provide comments to the United States Environmental Protection Agency, Region III, by Friday, March 25, 2011.  Certain liability for this subject contamination has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MWM Holding to Fenway Partners.  As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Our ability to seek indemnification from U.S. Industries is, however, limited by the strength of U.S. Industries’ financial condition, which could change in the future, as well as by specific financial limits for certain aspects of the indemnity.

10.  ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at December 31, 2010 and December 31, 2009:

(Amounts in thousands)	December 31, 2010	December 31, 2009

Insurance	$3,887	$5,210
Employee compensation and benefits	6,086	3,259
Sales and marketing	21,637	18,585
Product warranty	9,375	10,408
Short-term product claim liability	-	2,320
Accrued freight	513	466
Interest	13,592	16,844
Accrued pension	1,961	1,650
Accrued deferred compensation	2,155	2,081
Accrued taxes	3,123	1,993
Other	12,788	9,607
	$75,117	$72,423

Other long-term liabilities consist of the following at December 31, 2010 and December 31, 2009:

(Amounts in thousands)	December 31, 2010	December 31, 2009

Insurance	$2,216	$2,714
Pension liabilities	9,176	8,802
Multiemployer pension withdrawal liability	3,079	3,292
Product warranty	32,405	32,990
Long-term product claim liability	216	1,185
Long-term deferred compensation	-	1,821
Liabilities for tax uncertainties	10,123	9,735
Other	3,274	5,112
	$60,489	$65,651

11.   RESTRUCTURING

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

The following table summarizes the Company’s restructuring activity for the year ended December 31, 2010:

(Amounts in thousands)	Accrued as of	Adjustments	Cash payments	Expensed	Accrued as of
	December 31, 2009	during 2010	during 2010	during 2010	December 31, 2010
Hammonton, NJ
Severance costs	$-	$-	$-	$-	$-
Contract terminations	1,873	-	(1,719)	66	220
Equipment removal and other	-	-	-	-	-
	$1,873	$-	$(1,719)	$66	$220

Phoenix, AZ
Severance costs	$-	$-	$-	$-	$-
Contract terminations	766	-	(737)	158	187
Equipment removal and other	-	-	-	-	-
	$766	$-	$(737)	$158	$187

Kearney, MO
Severance costs	$-	$-	$-	$-	$-
Equipment removal and other	-	-	(112)	112	-
	$-	$-	$(112)	$112	$-

Tupelo, MS
Severance costs	$-	$-	$-	$-	$-
Contract terminations	109	(36)	(62)	(11)	-
Equipment removal and other	-	-	-	-	-
	$109	$(36)	$(62)	$(11)	$-

The Company recorded restructuring costs in selling, general and administrative expenses in the periods and segments shown in the following table:

	For the year ended
(Amounts in thousands)	December 31, 2010	December 31, 2009	December 31, 2008

Siding, Fencing and Stone	$112	$2,445	$5,829
Windows and Doors	102	5,258	258
	$214	$7,703	$6,087

The Company also recorded in its Windows and Doors segment interest expense related to lease termination costs of approximately $111,000 for the year ended December 31, 2010, and $183,000 for the year ended December 31, 2009.  The remaining restructuring liabilities as of December 31, 2010 relate to lease termination costs.

12.   INCOME TAXES

The following is a summary of the components of earnings (loss) before provision (benefit) for income taxes:

	For the Year Ended December 31,
(Amounts in thousands)	2010	2009	2008

Domestic	$23,927	$(101,378)	$(548,749)
Foreign	8,767	6,660	(19,677)
	$32,694	$(94,718)	$(568,426)

       The following is a summary of the provision (benefit) for income taxes included in the accompanying consolidated statement of operations:

	For the Year Ended December 31,
(Amounts in thousands)	2010	2009	2008

Federal:
Current	$83	$(5,176)	$(628)
Deferred	1,331	(17,825)	(62,281)
	1,414	(23,001)	(62,909)
State:
Current	$1,526	$1,827	$298
Deferred	(350)	1,149	(3,765)
	1,176	2,976	(3,467)
Foreign:
Current	$1,815	$1,433	$3,976
Deferred	622	626	(7,551)
	2,437	2,059	(3,575)

Total	$5,027	$(17,966)	$(69,951)

               The table that follows reconciles the federal statutory income tax rate to the effective tax rate of approximately 15.4% for the year ended December 31, 2010, 18.9% for the year ended December 31, 2009, and 12.3% for the year ended December 31, 2008.

	For the Year Ended December 31,
(Amounts in thousands)	2010	2009	2008

Income tax provision (benefit)
at the federal statutory rate	$11,443	$(33,151)	$(198,949)

Net change from statutory rate:
Valuation allowance	(28,692)	35,890	208
Federal impact of cancellation of debt income	17,667	(17,603)	-
State impact of cancellation of debt income	2,646	(1,187)	-
Federal net operating loss adjustment	2,581	-	-
State income tax (benefit) net of federal income tax benefit, including the effect of Michigan change, and goodwill impairment in 2009	(766)	(3,293)	(21,294)
Impairment of goodwill – federal	-	-	146,928
Taxes at non U.S. statutory rate	(153)	89	643
Additional provisions for uncertain tax positions	342	1,114	1,703
Canadian rate differential	(592)	(361)	-
Other, net	551	536	810
	$5,027	$(17,966)	$(69,951)

                 The tax effect of temporary differences, which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

(Amounts in thousands)	December 31, 2010	December 31, 2009
Deferred tax assets:
Accounts receivable	$2,028	$2,151
Insurance reserves	2,290	2,882
Warranty reserves	12,280	11,929
Pension accrual	4,407	4,207
Deferred compensation	121	272
Inventories	3,407	2,833
Plant closure/relocation	407	2,748
Original issue discount – cancellation of indebtedness	2,499	47,503
Capital loss carry-forwards and net operating loss carry-forwards	48,251	55,581
State net operating loss carry-forwards	8,579	8,471
Interest	4,650	4,559
Other assets, net	5,307	391
Valuation allowance	(8,279)	(37,050)
Total deferred tax assets	85,947	106,477
Deferred tax liabilities:
Property and equipment, net	(18,893)	(24,848)
Intangible assets, net	(47,158)	(53,749)
Deferred financing	(4,327)	(11,138)
Cancellation of debt income	(9,920)	(10,089)
Other liabilities, net	(1,764)	(2,386)
Total deferred tax liabilities	(82,062)	(102,210)
Net deferred tax asset	$3,885	$4,267
Cancellation of indebtedness

Affiliates of Ply Gem Prime’s controlling stockholders purchased approximately $281.4 million of the Company’s 9% Senior Subordinated Notes during the year ended December 31, 2009.  The cumulative affiliate purchases were made at amounts below the $281.4 million face value of the 9% Senior Subordinated Notes.  The Company determined that approximately $121.5 million would be considered cancellation of indebtedness income (“CODI”) for tax purposes.  The Company determined that it is eligible to reduce CODI by certain tax attributes including net operating loss carry-forwards for the year ended December 31, 2009.  The Company reduced certain tax attributes including net operating loss carryforwards ("NOLs") and tax basis in certain assets in lieu of recognizing approximately $121.5 million of CODI for income tax purposes during the year ended December 31, 2009.

During February 2010, approximately $218.8 million aggregate principal amount of 9% Senior Subordinated Notes held by affiliates of Ply Gem Prime’s  controlling stockholders were transferred to Ply Gem Prime’s controlling stockholders and ultimately to Ply Gem Prime in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  These notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled. Also during February 2010, Ply Gem Industries redeemed the remaining $141.2 million aggregate principal amount of outstanding 9% Senior Subordinated Notes (including approximately $62.5 million aggregate principal amount of the 9% Senior Subordinated Notes held by affiliates of Ply Gem Prime’s controlling stockholders). As a result of these debt transactions, the Company realized $35.3 million of additional CODI for income tax purposes during the year ended December 31, 2010.

On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009 (the “Act”). Among its provisions, the Act permits certain taxpayers to elect to defer the taxation of CODI arising from certain repurchases, exchanges or modifications of their outstanding debt that occur during 2009 and 2010.  For debt acquired in 2009, the CODI can be deferred for five years and then included in taxable income ratably over the next five years.  The CODI deferral and inclusion periods for debt acquired during 2010 would be four years. If the CODI is deferred, the Company will also be required to defer the deduction of all or a substantial portion of any “original issue discount” (“OID”) deductions.  The Company does not currently plan to utilize this deferral election for the 2010 CODI.

Valuation allowance

As of December 31, 2010, a federal valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  The Company considered the impact of reversible taxable temporary differences with regard to realization of deferred tax assets to determine the amount of valuation allowance for 2010.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.

During the year ended December 31, 2010, the Company’s federal and state valuation allowance decreased by approximately $27.3 million and $1.4 million, respectively.  The decrease is primarily due to the write-off of the deferred tax asset for original issue discount and the corresponding valuation allowance resulting from the January and February 2010 debt transactions.  The Company currently has book goodwill of approximately $13.4 million that is not amortized and results in a deferred tax liability of approximately $2.9 million at December 31, 2010.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

During the year ended December 31, 2009, the Company’s federal and state valuation allowances increased by approximately $29.7 million and $6.2 million, respectively, primarily due to the initial recognition of the full federal valuation allowance.  The Company had book goodwill of approximately $13.4 million that is not amortized and results in a deferred tax liability of approximately $2.2 million at December 31, 2009.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.

Other tax considerations

During 2009, the Company filed an amended federal income tax return for the year ended December 31, 2005 in order to adjust its net operating loss limitations.  The Company recorded the resulting income tax benefit as an income tax receivable of approximately $4.1 million as of December 31, 2009, which was recorded in prepaid expenses and other current assets in the consolidated balance sheet as of December 31, 2009.  The Company collected the approximate $4.0 million federal tax receivable during 2010.

The Worker, Homeownership, and Business Assistance Act of 2009 provided for a five year carryback of net operating losses for either 2008 or 2009 losses. Additionally, the ninety percent limitation on the usage of alternative minimum tax net operating loss deductions was suspended during this extended carryback period. The Company filed an amended 2008 carryback claim in order to receive a refund of the alternative minimum tax paid for tax years 2005 through 2007 totaling approximately $1.1 million, which was recorded in prepaid expenses and other current assets in the consolidated balance sheet at December 31, 2009. During 2010, the Company collected the approximate $1.1 million carryback claim.

As of December 31, 2010, the Company has approximately $137.9 million of federal net operating loss carry-forwards which can be used to offset future taxable income.  These federal carry-forwards will begin to expire in 2028 if not utilized.  The Company has approximately $160.0 million of gross state NOL carry-forwards and $8.6 million (net of federal benefit) of deferred tax assets related to these state NOL carry-forwards which can be used to offset future state tax liabilities.  The Company has established a valuation allowance of approximately $5.9 million for the deferred tax asset associated with these state NOL carry-forwards.  The Company currently has state NOL carry-forwards that are expiring.  Future tax planning strategies implemented by the Company could reduce or eliminate this NOL expiration.

   The Company has not provided United States income taxes or foreign withholding taxes on un-remitted foreign earnings in Canada. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.  As of December 31, 2010, accumulated foreign earnings in Canada were approximately $19.8 million.

Tax uncertainties

The Company records reserves for certain tax uncertainties based on the likelihood of an unfavorable outcome.  Of this amount, approximately $16.0 million, if recognized, would have an impact on the Company’s effective tax rate.  As of December 31, 2010, the reserve was approximately $10.1 million which includes interest of approximately $1.4 million.  As of December 31, 2009, the reserve was approximately $9.7 million which includes interest of approximately $1.3 million.

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

The following is a rollforward of gross tax contingencies from January 1, 2009 through December 31, 2010.

Balance at January 1, 2009	$7,390
Additions based on tax positions related to current year	10,324
Additions for tax positions of prior years	687
Reductions for tax positions of prior years	-
Settlement or lapse of applicable statutes	-
Unrecognized tax benefits balance at December 31, 2009	18,401
Additions based on tax positions related to current year	407
Additions for tax positions of prior years	54
Reductions for tax positions of prior years	-
Settlement or lapse of applicable statutes	(158)
Unrecognized tax benefits balance at December 31, 2010	$18,704

During the next 12 months, it is reasonably possible the Company may reverse $6.7 million of the tax contingency reserves primarily related to additional federal and state taxes that have expiring statutes of limitations.

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

                The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing method.  The assumptions used in the model are outlined in the following table:

	December 31, 2010	December 31, 2009	December 31, 2008
Weighted average fair value of options granted	$24.69	$0.72	$0.77
Weighted average assumptions used:
Expected volatility	30%	30%	30%
Expected term (in years)	5	5	5
Risk-free interest rate	2.42%	2.30%	4.92%
Expected dividend yield	0%	0%	0%

A summary of changes in stock options outstanding during the year ended December 31, 2010 is presented below:

	Stock Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)

Balance at January 1, 2010	334,044	$51.33	6.98
Granted	61,000	$80.00	9.43
Forfeited or expired	(7,153)	$22.26	-
Balance at December 31, 2010	387,891	$56.38	6.48

As of December 31, 2010, 105,094 options are 100% vested.  At December 31, 2010, the Company had approximately $1.2 million of total unrecognized compensation expense that will be recognized over the weighted average period of 1.93 years.  The Company recorded deferred compensation expense of $163,622, $31,384, and $25,517 for the years ended December 31, 2010, 2009, and 2008, respectively.

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

Common Stock Shares Owned by Management
Balance at January 1, 2010	642,895
Shares issued	9,387
Shares repurchased	(70,000)
Balance at December 31, 2010	582,282

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

For the first three quarters of 2006, the phantom units were recognized by the Company as liability awards that had to be marked to market every quarter.  During September 2006, the Company converted all phantom common and preferred stock units into a cash account payable on a fixed schedule in years 2007 and beyond.  The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00.  From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans.  This portion of the account was paid to each party in a single lump-sum cash payment on January 31, 2007.  The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of senior preferred stock represented by such units.  This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment.  This portion of the account is payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control.  During the years ended December 31, 2010 and 2009, the Company made cash phantom stock payments of approximately $2.1 million and $1.8 million, respectively.  As of December 31, 2010, the Company accrued on its consolidated balance sheet approximately $2.2 million in accrued expenses.  As of December 31, 2009, the Company accrued on its consolidated balance sheet approximately $2.1 million and $1.8 million in accrued expenses and other long term liabilities, respectively.

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

The income before income taxes of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses.  Unallocated income and expenses include items which are not directly attributed to or allocated to either of the Company’s reporting segments.  Such items include interest, legal costs, corporate payroll, and unallocated finance, accounting expenses, and write-off of previously capitalized offering costs. Unallocated corporate assets include cash and certain receivables.  Interest expense is presented net of interest income.

Following is a summary of the Company’s segment information:

	For the year ended December 31,
(Amounts in thousands)	2010	2009	2008

Net Sales
Siding, Fencing, and Stone	$604,406	$577,390	$709,432
Windows and Doors	391,500	373,984	465,587
	$995,906	$951,374	$1,175,019

Operating earnings (loss)
Siding, Fencing, and Stone	$92,612	$77,756	$(75,431)
Windows and Doors	(19,410)	(23,504)	(344,140)
Unallocated	(16,372)	(14,142)	(10,546)
	$56,830	$40,110	$(430,117)

Interest expense, net
Siding, Fencing, and Stone	$(121)	$(169)	$(125)
Windows and Doors	90	183	518
Unallocated	122,864	135,289	109,408
	$122,833	$135,303	$109,801
Depreciation and amortization
Siding, Fencing, and Stone	$27,578	$29,341	$34,249
Windows and Doors	32,936	26,740	27,389
Unallocated	204	190	127
	$60,718	$56,271	$61,765
Income tax expense (benefit)
Unallocated	$5,027	$(17,966)	$(69,951)

Capital expenditures
Siding, Fencing, and Stone	$5,928	$3,562	$6,770
Windows and Doors	5,177	4,222	9,491
Unallocated	-	23	308
	$11,105	$7,807	$16,569

	As of December 31,
	2010	2009
Total assets
Siding, Fencing, and Stone	$585,542	$604,753
Windows and Doors	298,898	333,876
Unallocated	37,797	43,404
	$922,237	$982,033

The 2008 operating loss for the Siding, Fencing, and Stone segment and the Windows and Doors segment includes goodwill impairments of approximately $122.2 million and approximately $327.8 million, respectively.

Our Canadian subsidiary, which had sales of approximately $73.7 million for the year ended December 31, 2010, represents a majority of our sales to foreign customers.  Other subsidiaries’ sales outside the United States are less than 1% of our total sales.

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

                 Under the Debt Financing Advisory Agreement (the “Debt Financing Advisory Agreement”) the Company entered into with the Caxton-Iseman Party, the Company paid the Caxton-Iseman Party a debt financing arrangement and advisory fee, equal to 2.375% of the aggregate amount of the debt financing incurred in connection with the Ply Gem Acquisition ($11.4 million), in the first quarter of 2004.  Pursuant to the General Advisory Agreement, the Company paid the Caxton-Iseman Party a transaction fee of approximately $0.1 million in connection with the USV acquisition in October 2008 (the fee, as described above, was 2% of the purchase price paid in the respective acquisition).  Under the General Advisory Agreement the Company paid and expensed as a component of selling, general, and administrative expenses, a management fee of approximately $2.5 million, $2.5 million, and $1.7 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

The initial term of the General Advisory Agreement is 10 years, and is automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or the Caxton-Iseman Party provide notice of termination.  In addition, the General Advisory Agreement may be terminated by the Caxton-Iseman Party at any time, upon the occurrence of specified change of control transactions or upon an initial public offering of the Company’s shares or shares of any of the Company’s parent companies.  If the General Advisory Agreement is terminated for any reason prior to the end of the initial term, Ply Gem Industries will pay to the Caxton-Iseman Party an amount equal to the present value of the annual advisory fees that would have been payable through the end of the initial term, based on the Company’s cost of funds to borrow amounts under the Company’s senior credit facilities.

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

In 2009, affiliates of the Company’s controlling stockholder purchased approximately $281.4 million of the 9% Senior Subordinated Notes.  During 2010, approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by such affiliates were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime Holdings in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  Such notes were then transferred to Ply Gem Holdings and then to Ply Gem Industries for no consideration as a capital contribution and cancelled on February 12, 2010.  On February 16, 2010, Ply Gem Industries redeemed the remaining $141.2 million aggregate principal amount of outstanding 9% Senior Subordinated Notes (including approximately $62.5 million of the 9% Senior Subordinated Notes held by affiliates of the Company’s controlling stockholder).  During the years ended December 31, 2010 and 2009, the Company paid these affiliates approximately $9.8 million and $15.5 million, respectively, of interest for the 9% Senior Subordinated Notes owned by these related parties. These interest payments have been recorded within interest expense in the Company’s consolidated statement of operations.

During 2010, the Company received equity contributions of approximately $1.4 million from certain members of management.  In addition, the Company repurchased equity of approximately $1.9 million from certain former members of management. The Company also received equity contributions of approximately $1.1 million from certain members of the Company’s Board, certain other affiliates of CI Capital Partners, and a member of management.  In addition, the Company repurchased equity of approximately $2.3 million from a former and an existing member of management.  As of December 31, 2010, approximately $1.2 million of this $2.3 million has been classified as a current liability in accrued expenses in the consolidated balance sheet.

During June 2010, the Company made a state tax payment of approximately $1.5 million for Ply Gem Prime.  Ply Gem Prime incurred a state tax liability as a result of the 9% Senior Subordinated Note debt extinguishment and related contribution during the first quarter of 2010 in which Ply Gem Prime recognized a capital gain of approximately $13.3 million.  Ply Gem Prime is a holding company with no independent operating assets or liabilities other than its investment in the Company and therefore has no ability to make tax payments.  The Company recognized this payment as a return of capital in the Company’s consolidated balance sheet as of December 31, 2010.

16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations.

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	October 2,	July 3,	April 3,
(Amounts in thousands)	2010	2010	2010	2010

Net sales	$220,496	$269,545	$301,660	$204,205

Gross profit	45,845	62,643	70,575	36,897

Net income (loss)	(19,632)	(6,394)	(409)	54,102	(1)

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	October 3,	July 4,	April 4,
(Amounts in thousands)	2009	2009	2009	2009

Net sales	$214,578	$293,469	$260,576	$182,751

Gross profit	48,350	77,378	62,745	13,060

Net income (loss)	(17,620)	4,385	(7,979)	(55,538)

(1)	The net income for the quarter ended April 3, 2010 includes an approximate $98.2 million gain on extinguishment of debt. See Note 6 for description of gain on debt extinguishment.

Significant Fourth Quarter Adjustments

On May 28, 2010, the Company filed a Form S-1 for a $300.0 million public offering of equity securities.   In conjunction with this offering, the Company incurred costs of approximately $1.6 million that were capitalized intending to be offset against the proceeds received in an offering.  Since the offering has been postponed for a period greater than 90 days, the Company expensed these capitalized items within operations in the consolidated statement of operations during the fourth quarter of 2010.

17.   GUARANTOR/NON-GUARANTOR

The 11.75% Senior Secured Notes, 8.25% Senior Secured Notes, and 13.125% Senior Subordinated Notes were issued by our direct subsidiary, Ply Gem Industries, and the 11.75% Senior Secured Notes, the 8.25% Senior Secured Notes, and the 13.125% Senior Subordinated Notes are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of December 31, 2010 and December 31, 2009, and for the years ended December 31, 2010, 2009, and 2008.  The non-guarantor information presented represents our Canadian subsidiary, Ply Gem Canada.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$922,240	$73,666	$-	$995,906
Costs and expenses:
Cost of products sold	-	-	730,896	49,050	-	779,946
Selling, general and
administrative expenses	-	14,765	101,767	13,928	-	130,460
Intercompany administrative
charges	-	-	12,143	1,639	(13,782)	-
Amortization of intangible assets		36	27,063	-	-	27,099
Write-off of previously capitalized
offering costs	-	1,571	-	-	-	1,571
Total costs and expenses	-	16,372	871,869	64,617	(13,782)	939,076
Operating earnings (loss)	-	(16,372)	50,371	9,049	13,782	56,830
Foreign currency gain	-	-	-	510	-	510
Intercompany interest	-	106,899	(106,086)	(813)	-	-
Interest expense	-	(122,881)	(111)	-	-	(122,992)
Interest income	-	17	121	21	-	159
Gain on extinguishment of debt	-	98,187	-	-	-	98,187
Intercompany administrative income	-	13,782	-	-	(13,782)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	79,632	(55,705)	8,767	-	32,694
Equity in subsidiaries' income (loss)	27,667	(52,648)	-	-	24,981	-
Income (loss) before provision
(benefit) for income taxes	27,667	26,984	(55,705)	8,767	24,981	32,694
Provision (benefit) for income taxes	-	(683)	3,273	2,437	-	5,027
Net income (loss)	$27,667	$27,667	$(58,978)	$6,330	$24,981	$27,667

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	1,639	-	1,639
Minimum pension liability for actuarial gain	-	(292)	(448)	-	-	(740)
Total comprehensive income (loss)	$27,667	$27,375	$(59,426)	$7,969	$24,981	$28,566

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$887,662	$63,712	$-	$951,374
Costs and expenses:
Cost of products sold	-	-	706,670	43,171	-	749,841
Selling, general and
administrative expenses	-	14,121	115,974	11,677	-	141,772
Intercompany administrative
charges	-	-	13,138	1,016	(14,154)	-
Amortization of intangible assets	-	21	19,630	-	-	19,651
Total costs and expenses	-	14,142	855,412	55,864	(14,154)	911,264
Operating earnings (loss)	-	(14,142)	32,250	7,848	14,154	40,110
Foreign currency gain	-	-	-	475	-	475
Intercompany interest	-	121,035	(119,369)	(1,666)	-	-
Interest expense	-	(135,328)	(186)	-	-	(135,514)
Interest income	-	39	169	3	-	211
Intercompany administrative income	-	14,154	-	-	(14,154)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(14,242)	(87,136)	6,660	-	(94,718)
Equity in subsidiaries' income (loss)	(76,752)	(65,211)	-	-	141,963	-
Income (loss) before provision
(benefit) for income taxes	(76,752)	(79,453)	(87,136)	6,660	141,963	(94,718)
Provision (benefit) for income taxes	-	(2,701)	(17,324)	2,059	-	(17,966)
Net income (loss)	$(76,752)	$(76,752)	$(69,812)	$4,601	$141,963	$(76,752)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	4,709	-	4,709
Minimum pension liability for actuarial gain	-	853	305	-	-	1,158
Total comprehensive income (loss)	$(76,752)	$(75,899)	$(69,507)	$9,310	$141,963	$(70,885)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2008

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$1,092,830	$82,189	$-	$1,175,019
Costs and expenses:
Cost of products sold	-	-	925,876	54,222	-	980,098
Selling, general and
administrative expenses	-	10,546	131,265	13,577	-	155,388
Intercompany administrative
charges	-	-	10,937	-	(10,937)	-
Amortization of intangible assets	-	-	19,650	-	-	19,650
Goodwill impairment	-	-	418,549	31,451	-	450,000
Total costs and expenses	-	10,546	1,506,277	99,250	(10,937)	1,605,136
Operating loss	-	(10,546)	(413,447)	(17,061)	10,937	(430,117)
Foreign currency loss	-	-	-	(911)	-	(911)
Intercompany interest	-	128,864	(127,672)	(1,192)	-	-
Interest expense	-	(109,798)	-	(620)	-	(110,418)
Interest income	-	390	134	93	-	617
Loss on extinguishment of debt	-	(27,597)	-	-	-	(27,597)
Intercompany admistrative
income	-	10,937	-	-	(10,937)	-
Loss before equity in
subsidiaries' loss	-	(7,750)	(540,985)	(19,691)	-	(568,426)
Equity in subsidiaries' loss	(498,475)	(491,679)	-	-	990,154	-
Loss before benefit for
income taxes	(498,475)	(499,429)	(540,985)	(19,691)	990,154	(568,426)
Benefit for income taxes	-	(954)	(65,423)	(3,574)	-	(69,951)
Net loss	$(498,475)	$(498,475)	$(475,562)	$(16,117)	$990,154	$(498,475)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(9,517)	-	(9,517)
Minimum pension liability for actuarial loss	-	(2,855)	(2,806)	-	-	(5,661)
Total comprehensive loss	$(498,475)	$(501,330)	$(478,368)	$(25,634)	$990,154	$(513,653)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$-	$12,172	$(1,117)	$6,443	$-	$17,498
Accounts receivable, net	-	-	90,387	7,472	-	97,859
Inventories, net:
Raw materials	-	-	35,890	3,938	-	39,828
Work in process	-	-	22,466	765	-	23,231
Finished goods	-	-	33,316	2,204	-	35,520
Total inventories, net	-	-	91,672	6,907	-	98,579
Prepaid expenses and other
current assets	-	356	9,573	704	-	10,633
Deferred income taxes	-	-	12,175	14	-	12,189
Total current assets	-	12,528	202,690	21,540	-	236,758
Investments in subsidiaries	(173,088)	(142,820)	-	-	315,908	-
Property and Equipment, at cost:
Land	-	-	3,565	176	-	3,741
Buildings and improvements	-	-	34,886	1,126	-	36,012
Machinery and equipment	-	1,272	255,060	7,968	-	264,300
	-	1,272	293,511	9,270	-	304,053
Less accumulated depreciation	-	(593)	(182,210)	(4,538)	-	(187,341)
Total property and equipment, net	-	679	111,301	4,732	-	116,712
Other Assets:
Intangible assets, net	-	-	146,965	-	-	146,965
Goodwill	-	-	382,472	10,961	-	393,433
Deferred income taxes	-	-	-	2,279	-	2,279
Intercompany note receivable	-	856,738	-	-	(856,738)	-
Other	-	24,590	1,500	-	-	26,090
Total other assets	-	881,328	530,937	13,240	(856,738)	568,767
	$(173,088)	$751,715	$844,928	$39,512	$(540,830)	$922,237

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$399	$50,280	$4,294	$-	$54,973
Accrued expenses	-	22,922	49,884	2,311	-	75,117
Total current liabilities	-	23,321	100,164	6,605	-	130,090
Deferred income taxes	-	-	10,583	-	-	10,583
Intercompany note payable	-	-	856,738	-	(856,738)	-
Other long term liabilities	-	7,319	51,369	1,801	-	60,489
Long-term debt	-	894,163	-	-	-	894,163
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	321,767	321,767	384,418	5,591	(711,776)	321,767
Retained earnings (accumulated deficit)	(496,078)	(496,078)	(558,344)	19,769	1,034,653	(496,078)
Accumulated other
comprehensive income	1,223	1,223	-	5,746	(6,969)	1,223
Total stockholder's equity (deficit)	(173,088)	(173,088)	(173,926)	31,106	315,908	(173,088)
	$(173,088)	$751,715	$844,928	$39,512	$(540,830)	$922,237

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009

	Guarantor	Issuer		Non-
(Amounts in thousands)	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$-	$7,341	$2,592	$7,130	$-	$17,063
Accounts receivable, net	-	-	86,657	7,771	-	94,428
Inventories, net:
Raw materials	-	-	35,151	4,636	-	39,787
Work in process	-	-	22,632	711	-	23,343
Finished goods	-	-	32,505	2,445	-	34,950
Total inventories, net	-	-	90,288	7,792	-	98,080
Prepaid expenses and other
current assets	-	512	15,793	3,143	-	19,448
Deferred income taxes	-	-	5,748	14	-	5,762
Total current assets	-	7,853	201,078	25,850	-	234,781
Investments in subsidiaries	(313,482)	(320,928)	-	-	634,410	-
Property and Equipment, at cost:
Land	-	-	3,565	167	-	3,732
Buildings and improvements	-	-	34,639	1,048	-	35,687
Machinery and equipment	-	1,272	253,233	6,814	-	261,319
	-	1,272	291,437	8,029	-	300,738
Less accumulated depreciation	-	(425)	(155,023)	(3,588)	-	(159,036)
Total property and equipment, net	-	847	136,414	4,441	-	141,702
Other Assets:
Intangible assets, net	-	-	174,064	-	-	174,064
Goodwill	-	-	382,472	10,366	-	392,838
Deferred income taxes	-	-	-	2,716	-	2,716
Intercompany note receivable	-	1,101,260	-	-	(1,101,260)	-
Other	-	34,704	1,228	-	-	35,932
Total other assets	-	1,135,964	557,764	13,082	(1,101,260)	605,550
	$(313,482)	$823,736	$895,256	$43,373	$(466,850)	$982,033

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$4,354	$45,352	$3,127	$-	$52,833
Accrued expenses	-	22,745	47,424	2,254	-	72,423
Total current liabilities	-	27,099	92,776	5,381	-	125,256
Deferred income taxes	-	-	4,211	-	-	4,211
Intercompany note payable	-	-	1,088,999	12,261	(1,101,260)	-
Other long term liabilities	-	9,722	54,990	939	-	65,651
Long-term debt due to related parties	-	281,376	-	-	-	281,376
Long-term debt	-	819,021	-	-	-	819,021
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	209,939	209,939	153,646	7,246	(370,831)	209,939
Retained earnings (accumulated deficit)	(523,745)	(523,745)	(499,366)	13,439	1,009,672	(523,745)
Accumulated other
comprehensive income	324	324	-	4,107	(4,431)	324
Total stockholder's equity (deficit)	(313,482)	(313,482)	(345,720)	24,792	634,410	(313,482)
	$(313,482)	$823,736	$895,256	$43,373	$(466,850)	$982,033

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2010

	Guarantor	Issuer		Non-
(Amounts in thousands)	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$27,667	$27,667	$(58,978)	$6,330	$24,981	$27,667
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	168	59,761	789	-	60,718
Non-cash interest expense, net	-	9,800	-	-	-	9,800
Gain on foreign currency transactions	-	-	-	(510)	-	(510)
Gain on extinguishment of debt	-	(98,187)	-	-	-	(98,187)
Loss (gain) on sale of assets	-	-	8	(12)	-	(4)
Write-off of previously capitalized
offering costs	-	1,571	-	-	-	1,571
Deferred income taxes	-	-	981	622	-	1,603
Equity in subsidiaries' net income
(loss)	(27,667)	52,648	-	-	(24,981)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(3,730)	707	-	(3,023)
Inventories, net	-	-	(1,384)	1,264	-	(120)
Prepaid expenses and other
current assets	-	(1,488)	6,634	2,478	-	7,624
Accounts payable	-	(199)	1,090	1,026	-	1,917
Accrued expenses	-	(4,384)	4,211	625	-	452
Cash payments on restucturing
liabilities	-	-	(2,630)	-	-	(2,630)
Other	-	163	(718)	425	-	(130)
Net cash provided by (used in)
operating activities	-	(12,241)	5,245	13,744	-	6,748
Cash flows from investing
activities:
Capital expenditures	-	-	(10,275)	(830)	-	(11,105)
Proceeds from sale of assets	-	-	2,032	-	-	2,032
Net cash used in
investing activities	-	-	(8,243)	(830)	-	(9,073)
Cash flows from financing
activities:
Proceeds from long-term debt	-	145,709	-	-	-	145,709
Net revolver borrowings	-	5,000	-	-	-	5,000
Payments on long-term debt	-	(141,191)	-	-	-	(141,191)
Debt issuance costs paid	-	(5,029)	-	-	-	(5,029)
Tax payments on behalf of parent	-	(1,532)	-	-	-	(1,532)
Proceeds from intercompany						-
investment	-	14,665	(711)	(13,954)	-	-
Equity contributions	-	2,428	-	-	-	2,428
Equity repurchases	-	(2,978)	-	-	-	(2,978)
Net cash provided by (used in)
financing activities	-	17,072	(711)	(13,954)	-	2,407
Impact of exchange rate movement
on cash	-	-	-	353	-	353
Net increase (decrease) in cash
and cash equivalents	-	4,831	(3,709)	(687)	-	435
Cash and cash equivalents at the
beginning of the period	-	7,341	2,592	7,130	-	17,063
Cash and cash equivalents at the end
of the period	$-	$12,172	$(1,117)	$6,443	$-	$17,498

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2009

	Guarantor	Issuer		Non-
(Amounts in thousands)	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(76,752)	$(76,752)	$(69,812)	$4,601	$141,963	$(76,752)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	169	55,398	704	-	56,271
Non-cash interest expense, net	-	8,911	-	-	-	8,911
Gain on foreign currency transactions	-	-	-	(475)	-	(475)
Loss (gain) on sale of assets	-	-	22	(17)	-	5
Deferred income taxes	-	-	(16,676)	626	-	(16,050)
Equity in subsidiaries' net income (loss)	76,752	65,211	-	-	(141,963)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(3,120)	298	-	(2,822)
Inventories, net	-	-	26,430	(30)	-	26,400
Prepaid expenses and other
current assets	-	3,441	(1,099)	(2,629)	-	(287)
Accounts payable	-	3,284	(10,482)	(622)	-	(7,820)
Accrued expenses	-	(3,437)	4,854	182	-	1,599
Cash payments on restructuring liabilities	-	-	(6,034)	-	-	(6,034)
Other	-	31	328	(187)	-	172
Net cash provided by (used in)
operating activities	-	858	(20,191)	2,451	-	(16,882)
Cash flows from investing
activities:
Capital expenditures	-	(23)	(7,572)	(212)	-	(7,807)
Proceeds from sale of assets	-	-	58	23	-	81
Other	-	-	(109)	-	-	(109)
Net cash used in
investing activities	-	(23)	(7,623)	(189)	-	(7,835)
Cash flows from financing
activities:
Proceeds from long-term debt	-	20,000	-	-	-	20,000
Net revolver borrowings	-	(35,000)	-	-	-	(35,000)
Proceeds from intercompany
investment	-	(22,147)	25,916	(3,769)	-	-
Debt issuance costs paid	-	(2,528)	-	-	-	(2,528)
Net cash provided by (used in)
financing activities	-	(39,675)	25,916	(3,769)	-	(17,528)
Impact of exchange rate movement
on cash	-	-	-	1,019	-	1,019
Net decrease in cash
and cash equivalents	-	(38,840)	(1,898)	(488)	-	(41,226)
Cash and cash equivalents at the
beginning of the period	-	46,181	4,490	7,618	-	58,289
Cash and cash equivalents at the end
of the period	$-	$7,341	$2,592	$7,130	$-	$17,063

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2008

	Guarantor	Issuer		Non-
(Amounts in thousands)	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(498,475)	$(498,475)	$(475,562)	$(16,117)	$990,154	$(498,475)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	136	60,855	774	-	61,765
Fair value premium on purchased inventory	-	-	19	-	-	19
Non-cash interest expense, net	-	7,144	-	-	-	7,144
Loss on foreign currency transactions	-	-	-	911	-	911
Goodwill impairment	-	-	418,549	31,451	-	450,000
Loss on extinguishment of debt	-	14,047	-	-	-	14,047
Loss on sale of assets	-	-	886	-	-	886
Deferred income taxes	-	-	(71,293)	(69)	-	(71,362)
Equity in subsidiaries' net income (loss)	498,475	491,679	-	-	(990,154)	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	15,415	2,764	-	18,179
Inventories, net	-	-	3,046	260	-	3,306
Prepaid expenses and other
current assets	-	2,649	(1,771)	(204)	-	674
Accounts payable	-	724	(21,306)	(1,303)	-	(21,885)
Accrued expenses	-	1,732	(6,315)	(11,322)	-	(15,905)
Cash payments on restructuring liabilities	-	-	(7,547)	-	-	(7,547)
Other	-	24	18	(664)	-	(622)
Net cash provided by (used in)
operating activities	-	19,660	(85,006)	6,481	-	(58,865)
Cash flows from investing
activities:
Capital expenditures	-	(704)	(14,765)	(1,100)	-	(16,569)
Proceeds from sale of assets	-	5,810	3,015	-	-	8,825
Acquisitions, net of cash acquired	-	-	(3,614)	-	-	(3,614)
Other	-	(129)	-	-	-	(129)
Net cash provided by (used in)
investing activities	-	4,977	(15,364)	(1,100)	-	(11,487)
Cash flows from financing
activities:
Proceeds from long-term debt	-	693,504	-	-	-	693,504
Net revolver borrowings	-	60,000	-	-	-	60,000
Proceeds from intercompany
investment	-	(117,698)	99,437	18,261	-	-
Payments on long-term debt	-	(657,347)	-	(20,563)	-	(677,910)
Debt issuance costs paid	-	(26,578)	-	-	-	(26,578)
Equity contributions	-	30,310	-	-	-	30,310
Equity repurchases	-	(1,093)	-	-	-	(1,093)
Net cash provided by (used in)
financing activities	-	(18,902)	99,437	(2,302)	-	78,233
Impact of exchange rate movement
on cash	-	-	-	(1,645)	-	(1,645)
Net increase (decrease) in cash
and cash equivalents	-	5,735	(933)	1,434	-	6,236
Cash and cash equivalents at the
beginning of the period	-	40,446	5,423	6,184	-	52,053
Cash and cash equivalents at the end
of the period	$-	$46,181	$4,490	$7,618	$-	$58,289

Item 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2010 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company (Ply Gem Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

None

PART III

Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors of Ply Gem Prime Holdings, Inc., Ply Gem Holdings, and Ply Gem Industries are identical.

Name	Age	Position(s)
Frederick J. Iseman	58	Chairman of the Board and Director
Gary E. Robinette	62	President, Chief Executive Officer and Director
Shawn K. Poe	49	Vice President and Chief Financial Officer
John Wayne	49	President, Siding Group
Lynn Morstad	47	President, U.S. Windows Group
Keith Pigues	48	Senior Vice President, Chief Marketing Officer
Timothy D. Johnson	35	General Counsel
David N. Schmoll	51	Senior Vice President, Human Resources
Robert A. Ferris	68	Director
Steven M. Lefkowitz	46	Director
John D. Roach	67	Director
Michael Haley	60	Director
Timothy T. Hall	41	Director
Jeffrey T. Barber	58	Director

Set forth below is a brief description of the business experience for each member of our Board of Directors and our executive officers.

Frederick J. Iseman – Chairman of the Board and Director
Since the Ply Gem acquisition, Frederick Iseman has served as our Chairman of the Board of Directors. Mr. Iseman is currently Chairman and CEO of CI Capital Partners, a private equity firm which was founded by Mr. Iseman in 1993.  Prior to establishing CI Capital Partners, Mr. Iseman founded Hambro-Iseman Capital Partners, a merchant banking firm. From 1988 to 1990, Mr. Iseman was a member of the Hambro International Venture Fund. Mr. Iseman is a former Chairman of the Board of Anteon International Corporation and a former director of Buffets Holdings, Inc. Mr. Iseman graduated from Yale University with a BA in English Literature.
Mr. Iseman’s experience in the private equity field provides us with valuable insight regarding acquisitions, debt financings, equity financings and public market sentiment.  In addition, Mr. Iseman’s experience with growing portfolio companies similar to the Company provides benchmarking and other industry tools pertinent to us. Mr. Iseman’s background and experiences qualify him to serve as Chairman of the Board.

Gary E. Robinette – President, Chief Executive Officer and Director
Gary E. Robinette was appointed our President and Chief Executive Officer in October 2006 at which time he was also elected to our Board of Directors.  Prior to joining Ply Gem, Mr. Robinette served as Executive Vice President and COO at Stock Building Supply, formerly a Wolseley company, since September 1998, and was also a member of the Wolseley North American Management board of directors.  Mr. Robinette held the position of President of Erb Lumber Inc., a Wolseley company, from 1993 to 1998 and served as Chief Financial Officer and Vice President of Carolina Holdings which was the predecessor company of Stock Building Supply.  Mr. Robinette received a BS in accounting from Tiffin University, where he is a member of the Board of Trustees, and a MBA from Xavier University, where he is a member of the President’s Advisory Board.  He is also a member of the Policy Advisory Board of Harvard University’s Joint Center for Housing Studies.
Mr. Robinette’s 30 years of experience with building products and distribution companies provides the Board with relevant industry knowledge and expertise pertinent to the current economic environment.  Throughout Mr. Robinette’s tenure with various building product companies, he has experienced the housing industry’s thriving growth, as well as a number of recessionary declines in the market.  These experiences provide the Board with valuable insight regarding strategic decisions and the future direction and vision of the Company.

Shawn K. Poe – Vice President and Chief Financial Officer
Since the Ply Gem acquisition, Mr. Poe has served as our Vice President and Chief Financial Officer. Mr. Poe was appointed Vice President of Finance of our siding and accessories subsidiaries in March 2000.  Prior to joining the Company, Mr. Poe held the position of Corporate Controller and various other accounting positions at Nordyne, Inc., which he joined in 1990.  In addition, Mr. Poe held various accounting positions with Federal Mogul Corporation from 1984 to 1990.  Mr. Poe graduated from Southeast Missouri State University in 1984 with a BS in Accounting. Mr. Poe graduated from Fontbonne College in 1994 with an MBA.

John Wayne – President, Siding Group
Mr. Wayne was appointed President of our siding and accessories subsidiaries in January 2002.  Mr. Wayne joined the Company in 1998, and prior to his appointment to President of our Siding Group had been Vice President of Sales and Marketing for our Variform and Napco siding and accessories subsidiaries.  Prior to joining us, Mr. Wayne worked for Armstrong World Industries, Inc. from 1985 to 1998, holding a variety of sales management positions, including Vice President of Sales.  Mr. Wayne served as the Chairman of the Vinyl Siding Institute, the Chairman of the VSI Code and Regulatory Committee, and Chairman of the VSI board of directors through December 2007 when his term ended.  Mr. Wayne graduated from the University of Wisconsin in 1984 with a BA in Finance and Marketing.

Lynn Morstad - President, U.S. Windows Group
Mr. Morstad was appointed President of our U.S. Windows Group in October 2007 after having served as President of our New Construction Window Group since November 2006.  Prior to that, Mr. Morstad served as President, Chief Operating Officer and Chief Financial Officer respectively of MW Manufacturers Inc., a Ply Gem subsidiary he joined in 2000.  From March 1998 to May 2000, Mr. Morstad was employed by the Dr. Pepper/Seven Up division of Cadbury Schweppes as Vice President and Corporate Controller.  In addition, Mr. Morstad served in senior financial positions with various divisions of the Newell Company for more than eight years.  Mr. Morstad is a graduate of the University of Iowa.

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

Timothy D. Johnson - General Counsel
Mr. Johnson joined the Company in June 2008 as General Counsel.  Prior to joining the Company, he served as Vice President and Regional Counsel at Arysta LifeScience North America from 2006 to 2008.  Previously, Mr. Johnson was an attorney with the law firms of Hunton & Williams from 2003 to 2006 and Wilson Sonsini Goodrich & Rosati from 2001 to 2003.  Mr. Johnson received a BA in biology from Taylor University in 1997, and a JD from Duke University School of Law in 2001.

David N. Schmoll - Senior Vice President, Human Resources
Mr. Schmoll was appointed Senior Vice President of Human Resources in July 2007.  Prior to joining Ply Gem, he served as Vice President of Stock Building Supply (formerly a Wolseley plc company) since 1995.  Prior to that position, he served as Director of Human Resources since 1989 at Carolina Holdings, the predecessor company of Stock Building Supply, with responsibility for all human resource and development functions.  Previously, Mr. Schmoll served in both human resource and collective bargaining positions at Reynolds & Reynolds.  Mr. Schmoll graduated from the University of North Texas in 1981 and has attended executive development programs at both Duke University and the International Institute of Management Development.

Robert A. Ferris – Director
Since the Ply Gem acquisition, Robert A. Ferris has served as a director. Mr. Ferris retired as Managing Director of CI Capital Partners in December 2007, and was employed by CI Capital Partners since March 1998.  From 1981 to February 1998, Mr. Ferris was a General Partner of Sequoia Associates (a private investment firm headquartered in Menlo Park, California).  Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a NYSE-listed company.  Mr. Ferris is a former director of Anteon International Corporation, Buffets Holdings, Inc., Timberjack, Inc. and Champion Road Machinery Ltd. Effective January 1, 2008, Mr. Ferris assumed the position of President of Celtic Capital LLC, the investment manager of the entities that primarily hold the assets and investments of the Ferris Family.  Mr. Ferris attended Boston College and Fordham Law School.
Mr. Ferris’s prior tenure with CI Capital Partners as well as his public company experience as a director provides the Board with extensive knowledge of the debt and equity markets and the effect that pending strategic decisions will have on these public markets.  Mr. Ferris provides advice regarding the impact of certain strategic decisions on both the Company and our industry.

Steven M. Lefkowitz – Director
Since the Ply Gem acquisition, Steven M. Lefkowitz has served as a director.  Mr. Lefkowitz is President and Chief Operating Officer of CI Capital Partners, which he co-founded in 1993.  From 1988 to 1993, Mr. Lefkowitz was employed by Mancuso & Company, a private investment firm, and served in several positions including as Vice President and as a Partner of Mancuso Equity Partners.  Mr. Lefkowitz is a former director of Anteon International Corporation and Buffets Holdings, Inc.  Mr. Lefkowitz graduated from Northwestern University and Kellogg Graduate School of Management.
Mr. Lefkowitz’s experience with private equity markets provides the Board integral knowledge with respect to acquisitions, debt financings and equity financings.

John D. Roach - Director
Since the Ply Gem acquisition, Mr. Roach has served as a director.  Mr. Roach is Chairman of the Board and Chief Executive Officer of Stonegate International, a private investment and advisory services company, and has been employed by Stonegate International since 2001.  Mr. Roach served as Chairman of the Board, President and Chief Executive Officer of Builders FirstSource, Inc. from 1998 to 2001, and as Chairman of the Board, President and Chief Executive Officer of Fibreboard Corporation from 1991 to 1997.  From 1987 to 1991, Mr. Roach held senior positions with Johns Manville Corporation, including President of Building Products Operations as well as Chief Financial Officer of Manville Corp, and served as a Senior Officer with Braxton Associates, Booz Allen Hamilton as well as The Boston Consulting Group.  In addition, Mr. Roach currently serves as a director of URS Corporation, an engineering firm, a director of PMI Group, Inc., a provider of credit enhancement products and lender services, and a director of VeriSign, a leading provider of internet infrastructure services.  Mr. Roach has previously served as a director of Kaiser Aluminum Corporation and its subsidiary, Kaiser Aluminum & Chemical Corporation, as a director of Material Sciences Corp., a provider of materials-based solutions, and participated on the boards of Magma Power, NCI Building Systems and Washington Group International.  Mr. Roach holds a BS degree in Industrial Management from Massachusetts Institute of Technology and received an MBA degree from Stanford University Graduate School of Business, with highest distinction.
Mr. Roach's industry experience has provided valuable insight to the Board regarding strategic decisions. Mr. Roach understands the Board’s impact in establishing corporate governance and evaluating strategic alternatives. Mr. Roach's vast experience with multiple Boards is valuable to the current Board when establishing the future direction of the Company.

Michael Haley – Director
Mr. Haley has served as a director since January 2005.  Mr. Haley joined MW Manufacturers Inc. in June 2001 as President and served in this capacity until being named Chairman in January 2005.  Mr. Haley retired as Chairman of MW in June 2005.  Prior to joining MW, Mr. Haley was the President of American of Martinsville (a subsidiary of La-Z-Boy Inc.) from 1994 until May 2001 and was President of Loewenstein Furniture Group from 1988 to 1994.  In addition, Mr. Haley currently serves as a director of American National Bankshares, Inc., Stanley Furniture Co. and LifePoint Hospitals, Inc.  Mr. Haley graduated from Roanoke College in 1973 with a Bachelor’s Degree in Business Administration.  From April 2006 to present, Mr. Haley has served as an advisor to Fenway Partners, a private equity firm.
Mr. Haley’s industry experience and background with the Company provides the Board with relevant industry knowledge and expertise when evaluating certain strategic decisions.

Timothy T. Hall – Director
In December 2006, the Board of Directors approved the addition of Mr. Hall as a member of the Board. Mr. Hall is a Principal at CI Capital Partners and has been employed by CI Capital Partners since 2001.  Prior to joining CI Capital Partners, Mr. Hall was a Vice President at FrontLine Capital and an Assistant Vice President at GE Equity.  Mr. Hall has an MBA from Columbia Business School and a BS degree from Lehigh University.
Mr. Hall’s experience with private equity markets provides the Board integral knowledge with respect to acquisitions, debt financings and equity financings.

Jeffrey T. Barber - Director
In January 2010, the Board of Directors approved the addition of Mr. Barber as a member of the Board. Mr. Barber is a certified public accountant who worked for PricewaterhouseCoopers LLP from 1977 to 2008 and served as managing partner of PricewaterhouseCoopers’ Raleigh, North Carolina office for 14 years.  Mr. Barber is currently a Managing Director with Fennebresque & Co., a Charlotte, North Carolina based investment banking firm.  In addition, Mr. Barber currently serves on the Board of Trustees of Blue Cross and Blue Shield of North Carolina, the Board of Directors of SciQuest, Inc., a procurement software company, where he serves as chair of the audit committee.  Mr. Barber has a BS degree in accounting from the University of Kentucky.
Mr. Barber’s audit experience with PricewaterhouseCoopers LLP for 31 years in which he worked on initial public offerings, Sarbanes-Oxley 404 attestations, business acquisitions and debt financings provides the Board with the financial background and experience to ensure the Company’s consolidated financial statements comply with financial reporting guidelines.  These experiences qualify Mr. Barber as a financial expert allowing him to contribute financial reporting considerations when evaluating certain strategic decisions.

Board Leadership Structure
Frederick J. Iseman serves as our Chairman and Gary E. Robinette serves as our President and CEO and also as a member of the Board of Directors.  The Board of Directors has determined that this is an effective leadership structure at the present time because Mr. Iseman brings experience regarding acquisitions, debt financings, equity financings and public market sentiment while the Board gets the benefit of Mr. Robinette’s intimate knowledge of the day-to-day operations of our business and his significant experience in the building products industry. A substantial majority of the equity of the Company is controlled by affiliates of CI Capital Partners LLC, including Frederick Iseman, and Messrs. Iseman, Lefkowitz and Hall (affiliates of CI Capital Partners, LLC) serve as our directors.

Audit Committee
Our Audit Committee recommends to the board of directors the appointment of our independent auditors, reviews and approves the scope of the annual audits of our financial statements, reviews our internal control over financial reporting, reviews and approves any non-audit services performed by the independent auditors, reviews the findings and recommendations of the internal and independent auditors and periodically reviews major accounting policies.

The Audit Committee is currently comprised of Messrs. Barber, Hall, Roach and Haley.  The Board of Directors has determined that Jeffrey Barber is qualified as Audit Committee “financial expert” under the rules of the SEC implementing Section 407 of the Sarbanes-Oxley Act of 2002.  Mr. Barber serves as the Audit Committee chairman.  Each of the members of the Audit Committee meets the independence and the experience requirements of the NYSE and the federal securities laws.

Compensation Committee
Our Compensation Committee reviews our compensation philosophy and strategy and considers the material risks that face us in evaluating compensation, administers incentive compensation and stock option plans, reviews the CEO’s performance and compensation, reviews recommendations on compensation of other executive officers and reviews other special compensation matters, such as executive employment agreements. The Compensation Committee is currently comprised of Messrs. Lefkowitz, Roach, Hall and Ferris.  Mr. Lefkowitz serves as the Compensation Committee chairman.

Board of Directors Meetings
The Company’s Board of Directors met seven times during 2010.

Director Independence
We have determined that Messrs. Barber, Ferris, Haley and Roach are independent as such term is defined by the applicable rules and regulations of the NYSE and the federal securities laws.

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

Risk and Compensation Policies
Our management, at the direction of our Board of Directors, has reviewed our employee compensation policies, plans and practices to determine if they create incentives or encourage behavior that is reasonably likely to have a material adverse effect on the Company.  In conducting this evaluation, management has reviewed our various compensation plans, including our incentive and bonus plans, equity award plans, and severance compensation, to evaluate risks and the internal controls we have implemented to manage those risks. In completing this evaluation, the Board of Directors and management believe that there are no unmitigated risks created by our compensation policies, plans and practices that create incentives or encourage behavior that is reasonably likely to have a material adverse effect on us.

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

Item 11.     EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.  Members of the Compensation Committee are Messrs. Steven M. Lefkowitz (chairman), John D. Roach, Timothy T. Hall, and Robert A. Ferris.

Overview

This compensation discussion describes the material elements of compensation of the Company’s executive officers who served as named executive officers during our fiscal year ended December 31, 2010.  The individuals who served as the principal executive officer and principal financial officer during 2010, as well as the other individuals included in the Summary Compensation Table below, are referred to as the “named executive officers.”  This compensation discussion focuses primarily on compensation awarded to, earned by, or paid to the named executive officers in 2010, as reflected in the following tables and related footnotes and narratives, but also describes compensation actions taken before or after 2010 to the extent that it enhances an understanding of the executive compensation disclosure.

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

Compensation Program Objectives and Philosophy

General Philosophy

Our compensation philosophy is designed to provide a total compensation package to our executive officers that is competitive within the building materials industry and enables us to attract, retain, and motivate the appropriate talent for long-term success. In determining whether the components of our compensation packages, including salary and target bonus percentages, are competitive within the industry, we conduct informal, internal reviews of other building material companies that file public reports with the SEC to obtain a general understanding of such companies’ compensation practices.  During the year ended December 31, 2010, the Compensation Committee retained a compensation consultant to evaluate the total compensation packages for our executive officers.  No changes resulted from this review for the year ended December 31, 2010.  We did not utilize the services of a compensation consultant, for the years ended December 31, 2009 or 2008. We may continue to utilize a compensation consultant in future periods as necessary.  The compensation consultant that was retained in 2010 did not perform any other services for the Company.

We believe that total compensation should be reflective of individual performance, which we evaluate based on the executive’s achievement of individual performance targets, such as increasing operational efficiencies and successfully meeting budget, product development and customer focused initiatives, but should also vary with our performance in achieving financial and non-financial objectives, thus rewarding the attainment of these objectives. We align compensation levels commensurate with responsibilities and experience of the respective executive officers. We balance these compensation levels with our risk management policies to mitigate any conflicts of interest. We also ensure a proper weighting of executive officers’ base salaries, incentive amounts, and equity awards to minimize risk-taking incentives that could have a detrimental effect on us.

The components of total compensation for our executive officers are as follows:

•	Base salary

In general. We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary. We provide this opportunity to attract and retain an appropriate caliber of talent for these positions and to provide a base wage that is not subject to our performance risk, as are other elements of our compensation, such as the annual cash incentive awards and equity interests described below. Base salaries of our named executive officers are only one component of our named executive officers’ compensation packages and will not substitute for our incentive awards.

Our President and Chief Executive Officer, Gary E. Robinette, reviews the base salaries along with information provided by compensation consultants for our named executive officers, other than the President and Chief Executive Officer, in November and December of each year with any recommended increases being based on our performance as well as the individual’s performance and responsibilities, which we believe to be consistent with our overall philosophy of rewarding both strong individual and Company performance. After this review, any salary increases for the executive officers other than the President and Chief Executive Officer are recommended by our President and Chief Executive Officer to our Compensation Committee and Board of Directors for approval. The base salary for our President and Chief Executive Officer is determined by the Compensation Committee of our Board of Directors, but will not be less than $530,000 per year.

•	Annual cash incentive awards

In general. We provide the opportunity for our named executive officers to earn an annual cash incentive award based upon our performance as well as the executive’s individual performance. We provide this opportunity to attract and retain an appropriate caliber of talent for these positions and to motivate executives to achieve our financial goals. We believe that providing these annual incentives is consistent with our objective of providing compensation that varies with our performance in achieving financial and non-financial objectives.

2009 target award opportunities. In light of the depressed residential housing and remodeling markets for the year ended December 31, 2009, we did not establish a cash incentive plan for any employees, including the executive officers. As a result, there were no 2009 target award opportunities for the named executive officers.

2010 target award opportunities. Our 2010 performance measure is based upon the Company exceeding a minimum level of adjusted EBITDA on a consolidated basis. We define “adjusted EBITDA” as net income (loss) plus interest expense (net of interest income), provision (benefit) for income taxes, depreciation and amortization, non-cash (loss) on extinguishment of debt, non-cash foreign currency gain/(loss), customer inventory buybacks, impairment charges and management fees paid under our advisory agreement with an affiliate of the CI Partnerships.  The minimum level of adjusted EBITDA required in 2010 before any target award opportunity begins is approximately $130.0 million or 114.3% of our 2009 actual adjusted EBITDA.  A portion of every dollar of incremental consolidated adjusted EBITDA above the minimum threshold level will go to fund the bonus pool as follows:

Adjusted EBITDA	Bonus pool funding percentage
Below $130.0 million	0%
$130.0 million - $135.0 million	10%
$135.0 million - $140.0 million	20%
$140.0 million and above	30%

There will be no payout if consolidated EBITDA is less than $130.0 million.  Depending upon each named executive officer’s responsibilities, a target award opportunity was established as a percentage of the individual officer’s base salary at a range from 40% to 100% of base salary.  The target cash incentive opportunity percentage of base salary for each individual officer is established based upon the position within the Company and is comparable to like positions within our Company.  Prior to the beginning of 2010, Mr. Robinette reviewed our annual cash incentive plans, the performance measures and resulting awards with our Compensation Committee and our Board of Directors.  For the year ended December 31, 2010, annual target cash incentive opportunities for the named executive officers were 100% of base salary for Mr. Robinette, 75% of base salary for Messrs. Poe, Wayne, and Morstad, and 40% of base salary for Mr. Johnson.  The Company’s adjusted EBITDA did not achieve the targeted levels for the year ended December 31, 2010; therefore, no plan bonus payments were made.

In addition to the specific bonus plan, Mr. Robinette has the ability to provide discretionary awards for significant business contributions and successes.  During 2010, discretionary cash bonus payments were made to Messrs. Wayne and Johnson in the amount of $19,425 and $15,000, respectively.

•	Perquisites and other personal benefits

In general. We provide the opportunity for our named executive officers to receive certain perquisites and other personal benefits, including car allowances and Company-paid life insurance premiums. We provide these benefits to provide an additional useful benefit for our executives, and we believe that providing these benefits is essential to our ability to remain competitive in the general marketplace for attracting and retaining executive talent.  For the year ended December 31, 2010, we provided personal benefits and perquisites, including car allowances and Company-paid life insurance premiums, to all of our named executive officers, as described below in the “—Summary Compensation Table.”

•	Equity awards

In general. Historically, we have provided the opportunity for our named executive officers to purchase both shares of common stock, par value $.01 per share (“Ply Gem Prime Common Stock”) and senior preferred stock, par value $.01 per share (“Ply Gem Prime Senior Preferred Stock”) in Ply Gem Prime, our parent company.

We believe it is vital to our Company to provide our named executive officers with the opportunity to hold an equity interest in our business. We believe that equity ownership among executives aligns management’s interests with those of stockholders and provides long-term incentives for the executives. Our named executive officers are the employees that have a significant impact on the long-term performance of the Company, so this opportunity is intended to incentivize them to improve the overall value of the business. Providing a Ply Gem Prime Senior Preferred Stock component as well as a Ply Gem Prime Common Stock component has allowed the executives to hold an ownership interest that has mirrored that held by non-employee investors in our Company and motivated and rewarded the executives for achieving financial objectives. We also believe that our management equity ownership structure promotes the retention of key management and that providing an equity component of compensation is consistent with our compensation objectives of rewarding performance-based compensation and attracting and retaining an appropriate caliber of talent.

The opportunities that we give our executive officers to invest in the business have been event-driven and have not been provided on any annual or other regular basis. The number of shares that a named executive officer has been permitted to purchase is determined based upon the individual’s level of responsibility within the Company. All equity purchases have been reviewed and approved by our Compensation Committee and Board of Directors.

Ply Gem Prime Common Stock. Some of our named executive officers have purchased Ply Gem Prime Common Stock either as (1) “Incentive Stock” or (2) part of a strip of equity that is purchased at the same time the officer purchases shares of Ply Gem Prime Senior Preferred Stock.

Incentive Stock—Protected and unprotected. Ply Gem Prime Common Stock purchased as Incentive Stock becomes “Protected” over time, based on the officer’s continued service with the Company. Twenty percent (20%) of each officer’s Incentive Stock becomes Protected on the first anniversary of the purchase date and on each of the next four anniversaries. If the officer’s employment with us is terminated at any time, no remaining Incentive Stock that is not Protected (“Unprotected”) will become Protected. In addition, if a realization event or an initial public offering occurs at any time, any Incentive Stock that is Unprotected becomes immediately fully Protected.

Incentive Stock—Termination of employment. If a named executive officer’s Incentive Stock becomes Protected, the officer may have the opportunity to receive a greater per share price for such stock if the stock is purchased by Ply Gem Prime. Specifically, if the named executive officer’s employment with us is terminated for reasons other than cause, then Ply Gem Prime has the right to purchase the officer’s shares of Protected Incentive Stock at a price per share (the “Protected Stock Purchase Price”) equal to the quotient obtained by dividing (x) the excess of (i) a multiple of consolidated EBITDA over (ii) consolidated indebtedness, less the amount of unrestricted cash of Ply Gem Prime and its consolidated subsidiaries as of the date of termination by (y) the number of shares of fully diluted Ply Gem Prime Common Stock on the date of the officer’s termination of employment. For any Incentive Stock that is Unprotected as of termination, the purchase price is the lesser of (a) the original purchase price paid by the officer for the Incentive Stock, plus or minus any change in adjusted retained earnings per share from the date the shares were originally purchased through the end of the most recent fiscal quarter preceding the date of termination of employment and (b) the Protected Stock Purchase Price. If the officer is terminated for cause, all Incentive Stock held by the officer, whether or not Protected, will be repurchased by Ply Gem Prime for the same price applicable to Unprotected Incentive Stock in the preceding sentence.

We believe that this schedule whereby Incentive Stock becomes Protected over time aids in our ability to retain our named executive officers by requiring the executives’ continued service with the Company. In addition, because this schedule provides that the officers’ Incentive Stock becomes Protected upon certain corporate transactions, this schedule will provide the officers the incentive to work toward achieving such a transaction and to share in the value received by other shareholders.

If Ply Gem Prime Common Stock is not designated as Incentive Stock and is purchased as part of a strip with Ply Gem Prime Senior Preferred Stock, then the Ply Gem Prime Common Stock is fully vested at the time of purchase. This Ply Gem Prime Common Stock may be repurchased by Ply Gem Prime at any time following the officer’s termination of employment for the Protected Stock Purchase Price described above.

Ply Gem Prime Senior Preferred Stock. Ply Gem Prime Senior Preferred Stock that is purchased by the officers is fully vested at the time of purchase. This Ply Gem Prime Senior Preferred Stock may be repurchased by Ply Gem Prime at any time following the officer’s termination of employment and for a price that takes into account the liquidation value and the maximum dividend on the shares of Ply Gem Prime Senior Preferred Stock, consistent with the Certificate of Incorporation of Ply Gem Prime.

In 2010, Mr. Poe purchased in cash 2,191 shares of Ply Gem Prime Common Stock for $175,280 and Ply Gem Prime Senior Preferred Stock for $174,720.  In addition, Mr. Morstad purchased in cash 1,565 shares of Ply Gem Prime Common Stock for $125,200, and Ply Gem Prime Senior Preferred Stock for $124,800. Messrs. Poe and Morstad’s stock purchases reflect the exercise of their preemptive rights in connection with the issuance of shares to the CI Partnerships in exchange for the CI Partnerships’ contribution of 9% Senior Subordinated Notes.  In 2010, Ply Gem Prime Holdings repurchased 7,434 shares of Ply Gem Prime Senior preferred stock from Mr. Robinette for $1,077,515.

Phantom common and preferred stock units. Upon the completion of the Ply Gem acquisition and the MWM Holding acquisition, certain members of management contributed their investment in predecessor companies in exchange for phantom common stock units and phantom preferred stock units which were governed by a phantom stock plan. Under the phantom stock plan, each participant’s interest in the plan was recorded in a bookkeeping account; however, no stock was initially issued under the phantom stock plan. Each account recorded a number of units so that, any “phantom common stock units” were deemed to be invested in Ply Gem Prime Common Stock and any “phantom preferred stock units” were deemed invested in Ply Gem Prime Senior Preferred Stock. Certain of the phantom common stock units became “Protected” according to the same schedule as the Incentive Stock, based on the date the units were first awarded to the officers. Other phantom common stock units were not subject to any such schedule. Under the plan, upon liquidation and payment of a participant’s account, the value of the account generally was to be paid to the participant either in cash or in shares of Ply Gem Prime’s stock having a fair market value equal to the account balance, in the discretion of Ply Gem Prime. The opportunity for any named executive officer to participate in the phantom stock plan, as well as their level of participation, was reviewed and approved by our Board of Directors.

For the first three quarters of 2006, the phantom units were recognized by us as liability awards that had to be marked to market every quarter. In addition, in 2004, 2005, and 2006, new tax rules governing nonqualified deferred compensation required a re-examination of the structure of the phantom stock plan. Because of the risk of volatility associated with the above accounting treatment and the complexity associated with tax and accounting rule changes, our Board of Directors determined that the cost associated with the administrative, accounting and tax work for the phantom stock units was excessive and outweighed the benefits of continuing to permit the officers to hold such units.

As such, in September 2006, we converted all phantom common and preferred stock units held by each named executive officer into a cash account payable on a fixed schedule in years 2007 and beyond. The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00. From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans. This portion of the account was paid to each officer in a single lump-sum cash payment on January 31, 2007. The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of Ply Gem Prime Senior Preferred Stock represented by such units. This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment. This portion of the account is payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control. During the years ended December 31, 2010 and 2009, Mr. Morstad received phantom stock payouts of $262,583 and $289,653, respectively.

In connection with the conversion described above, the Board of Directors authorized Ply Gem Prime to allow the named executive officers to invest in Ply Gem Prime Common Stock on September 25, 2006, which stock was either Incentive Stock or not, in the same proportion that the officer’s phantom units had been deemed invested in such stock.

Stock options. We may grant the named executive officers options to purchase shares of Ply Gem Prime Common Stock pursuant to the Ply Gem Prime Holdings, Inc. 2004 Stock Option Plan. Options granted pursuant to the 2004 Option Plan are intended to qualify as incentive stock options under the Code. In April 2010, we granted Mr. Robinette an option to purchase 12,000 shares of our common stock, at an exercise price of $80, we granted Mr. Poe an option to purchase 10,000 shares of our common stock, at an exercise price of $80, and we granted Mr. Johnson an option to purchase 7,000 shares of our common stock, at an exercise price of $80.  Our Compensation Committee determined that the April 2010 option grants were necessary for retention purposes, and determined that the number of shares subject to the options granted to Mr. Robinette, Mr. Poe, and Mr. Johnson, respectively, were an appropriate portion of equity interests in relation to total compensation.

Employment agreements

President and Chief Executive Officer

CEO employment agreement

In October 2006, Mr. Robinette joined the Company and was appointed as our President and Chief Executive Officer. In connection with such appointment, Mr. Robinette entered into an employment agreement with us, pursuant to which we have agreed to pay him an annual base salary of not less than $530,000 and an annual cash incentive target of 100% of base salary.  In addition, Mr. Robinette was provided the opportunity by our Compensation Committee and Board of Directors to purchase 125,660 shares of Ply Gem Prime Common Stock, at a price of $10.00 per share, 110,000 shares of which were shares of Incentive Stock.

CEO retention agreement

In November 2008, the Company finalized a retention agreement with Mr. Robinette for his continued service through September 1, 2011 at which point Mr. Robinette would be entitled to receive a one-time, lump-sum cash bonus of $2,000,000. The bonus amount represents an amount that the Board of Directors determined to be a reasonable and necessary amount to retain Mr. Robinette’s services and remain competitive in the marketplace for executive talent. We provided this retention opportunity to Mr. Robinette because we believed that Mr. Robinette’s experience and talent are necessary to guide us through the depressed residential and housing markets which then existed.  On May 27, 2010, Mr. Robinette’s retention agreement described above was amended so that he will receive a bonus of $3,000,000, rather than $2,000,000, payable upon the earlier of (i) the effective date of an initial public offering of the Company generating gross proceeds in excess of $100 million and (ii) September 1, 2011. This increase was made in light of his increased duties and our increased need for the retention of his services.

Post-termination severance

We provide the opportunity for certain of our named executive officers to be protected under the severance provisions contained within their retention agreements and, for Mr. Robinette, his employment agreement, by providing salary continuation if employment is terminated under certain circumstances (two years for Mr. Robinette and one year for our other named executive officers). If the payment of severance to Mr. Robinette causes him to become subject to the golden parachute excise tax rules under Section 280G and 4999 of the Internal Revenue Code, then we will pay him a gross-up amount so that after all taxes are paid on the gross-up, he will have enough funds remaining to pay the excise tax imposed on the severance payments. We provide this opportunity to attract and retain an appropriate caliber of talent for the position. These retention agreements and Mr. Robinette’s employment and retention agreements were approved by our Board of Directors, and the terms of these agreements can be found in individual agreements that have been filed as exhibits with the Securities and Exchange Commission (SEC).  We believe the terms of our retention agreements and of Mr. Robinette’s employment agreement and amended retention agreement are consistent with the provisions and benefit levels of other companies based upon reviewing disclosures made by those companies with the SEC in order to obtain a general understanding of current compensation practices. We believe the arrangements and benefits opportunity contained within our retention agreements and Mr. Robinette’s employment agreement are reasonable and allow us to remain competitive in the general marketplace for executive talent. These arrangements are described in detail in “—Termination or change in control arrangements for 2010” below. The employment agreement between Mr. Robinette and the Company establishes the terms of his employment including salary and benefits, annual cash incentive award target and severance provisions in the event of termination of Mr. Robinette’s employment.

Chief Financial Officer retention payment

In November of 2008, the Company finalized a retention agreement with Mr. Poe for his continued service through September 1, 2011 at which point Mr. Poe would be entitled to receive a one-time, lump-sum cash payment of $650,000 which the Board of Directors determined to be a reasonable and necessary amount to retain Mr. Poe’s services and remain competitive in the marketplace for executive talent. We provided this retention opportunity to Mr. Poe because we believe that Mr. Poe’s experience and talent are necessary to guide us through the residential and housing markets downturn which currently exists.

The following table shows information concerning the annual compensation during 2010 for services provided to us by our President and Chief Executive Officer, our Vice President and Chief Financial Officer and our three other most highly compensated executive officers.

Summary Compensation Table
					Change in
					Pension Value
					and Nonqualified
				Option	Deferred	All Other
Name and		Salary	Bonus	Awards	Compensation	Compensation	Total
Principal Position	Year	($)	($) (1)	($) (2)	Earnings ($) (3)	($) (4)	($)

Gary E. Robinette	2010	$580,000	$-	$298,272	$-	$27,066	$905,338
President & Chief	2009	580,000	-	-	-	13,894	593,894
Executive Officer	2008	580,000	-	4,971	-	34,042	619,013

Shawn K. Poe	2010	300,000	-	248,560	-	26,864	575,424
Vice President & Chief	2009	300,000	-	-	-	304,836	604,836
Financial Officer	2008	300,000	-	1,519	-	49,260	350,779

John Wayne	2010	388,500	19,425	-	-	25,687	433,612
President, Siding Group	2009	388,500	-	-	-	20,279	408,779
	2008	388,500	-	16,025	-	39,847	444,372

Lynn Morstad	2010	370,000	-	-	9,879	25,649	405,528
President,	2009	370,000	-	-	5,582	21,112	396,694
Windows & Doors	2008	370,000	-	14,124	-	22,121	406,245

Timothy D. Johnson	2010	175,000	15,000	173,992	-	26,439	390,431
General Counsel	2009	-	-	-	-	-	-
	2008	-	-	-	-	-	-

(1)
The amounts in this column represent discretionary cash bonuses for services rendered during 2010.  These bonuses are described in the “Compensation Discussion and Analysis-annual cash incentive awards” section above.

(2)
For the years ended December 31, 2010, 2009 and 2008, the amounts in this column represent the aggregate grant-date fair value of awards computed in accordance with FASB ASC Topic 718 made during each respective year.  Refer to Note 13 to the consolidated financial statements for additional information regarding the accounting for stock compensation.

(3)
None of the named executive officers, other than Lynn Morstad, are covered by either of the Company’s pension plans.  For Mr. Morstad, the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan and SERP plan for 2010 increased by $6,930 and $2,949, respectively.  For Mr. Morstad, the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan and SERP plan for 2009 increased by $3,927 and $1,655, respectively.  No amount is included for Mr. Morstad for 2008 because the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan and SERP plan decreased by $1,432 and $246, respectively.  The named executive officers did not receive any above-market or preferential earnings on compensation deferred on a basis that is not tax-qualified.

(4)	The amounts in this column with respect to 2010 consist of the following items for each named executive officer shown below:
● Gary E. Robinette: $18,480 car allowance and $8,586 insurance premiums.
● Shawn K. Poe: $14,400 car allowance, $10,999 insurance premiums, and $1,465 company 401(k) contributions.
● John Wayne: $14,400 car allowance and $11,287 insurance premiums.
● Lynn Morstad: $14,400 car allowance and $11,249 insurance premiums.
● Timothy D. Johnson: $14,400 car allowance and $10,424 insurance premiums, and $1,615 company 401(k) contributions.

The amounts in this column with respect to 2009 consist of the following items for each named executive officer shown below:
● Gary E. Robinette: $10,500 car allowance and $3,394 insurance premiums.
● Shawn K. Poe: $8,400 car allowance, $9,769 insurance premiums, and $286,667 relocation payment.
● John Wayne: $10,500 car allowance and $9,779 insurance premiums.
● Lynn Morstad: $11,335 car allowance and $9,777 insurance premiums.

The amounts in this column with respect to 2008 consist of the following items for each named executive officer shown below:
● Gary E. Robinette: $10,500 car allowance, $20,550 company 401(k) contributions and profit sharing, and $2,992 insurance premiums.
● Shawn K. Poe: $8,400 car allowance, $20,634 company 401(k) contributions and profit sharing, $8,785 insurance premiums, and $11,441 relocation payment.
● John Wayne: $10,500 car allowance, $20,550 company 401(k) contributions and profit sharing, and $8,797 insurance premiums.
● Lynn Morstad: $11,334 car allowance, $1,992 company 401(k) contributions and profit sharing, and $8,795 insurance premiums.

Grants of Plan-Based Awards for 2010

					Grant
			Option		Date
			Awards:		Fair
			Number		Value
	Stock	Estimated Future Payouts Under	of	Exercise	of Stock
	Option	Non-Equity Incentive Plan	Securities	Price of	and
	Grant	Awards	Underlying	Option	Option
Name	Date	Target	Options	Awards	Awards
		($) (1)	(#) (2)	($/Sh)

Gary E. Robinette	April 28, 2010	$580,000	12,000	$80	$298,272

Shawn K. Poe	April 28, 2010	225,000	10,000	80	248,560

John Wayne	-	291,375	-	-	-

Lynn Morstad	-	277,500	-	-	-

Timothy D. Johnson	April 28, 2010	70,000	7,000	80	173,992

(1)
 These amounts represent the annual target cash incentive opportunities for each named executive officer during 2010 payable if performance targets are reached.  As noted above, for the year ended December 31, 2010, no incentive awards were provided to any of the named executive officers due to the lower EBITDA amounts realized by the company in light of the depressed residential housing and remoldeling markets.  See "Compensation Discussion and analysis - cash incentive awards" section above.

(2)	These amounts represent the number of stock options granted to each of the named executive officers during 2010.

Outstanding Equity Awards at Fiscal Year-End for 2010

	Number of	Number of			Number of	Market Value
	Securities	Securities			Shares	of Shares
	Underlying	Underlying			or Units of	or Units of
	Unexercised	Unexercised			Stock that	Stock That
	Options	Options	Option	Option	Have Not	Have Not
	(#)	(#)	Exercise	Expiration	Vested	Vested
Name	Exercisable	Unexercisable	Price	Date
	(1)	(1)	($)		(#) (2)	($) (3)

Gary E. Robinette	1,967	2,951	$80	October 2, 2018	22,000	$-
	-	12,000	$80	April 28, 2020

Shawn K. Poe	601	902	$80	October 2, 2018	-	-
	-	10,000	$80	April 28 ,2020

John Wayne	1,286	1,930	$80	October 2, 2018	-	-
	6,000	9,000	$80	December 5, 2018

Lynn Morstad	1,545	2,318	$80	October 2, 2018	-	-
	4,800	7,200	$80	December 5, 2018

Timothy D. Johnson	2,800	4,200	$80	December 5, 2018	-	-
	-	7,000	$80	April 28, 2020

(1)	Each option becomes vested and exercisable with respect to 20% of the shares covered by the option on each of the first five anniversaries of the grant date.
(2)	The Stock Awards set forth in this table become Protected as described in the “Compensation Discussion and Analysis – Common Stock” section above.
(3)
Because Ply Gem Prime Common Stock is not publicly traded, and the value per share under the valuation formula contained within the Stockholders’ Agreement was zero at December 31, 2010, a market value of zero is shown.

Stock Vested for 2010

Stock Awards
	Number of Shares	Value Realized on
Name	Acquired on Vesting	Vesting
	(#) (1)	($) (2)

Gary E. Robinette	22,000	$ -

Shawn K. Poe	-	$ -

John Wayne	-	$ -

Lynn Morstad	-	$ -

Timothy D. Johnson	-	$ -

(1)
The Stock Awards in this table represent the number of shares of Common Stock that were either vested on the date of grant or that became Protected during 2010, as described in the “Compensation Discussion and Analysis – Common Stock” section above.

(2)
This amount represents the value of the shares of Common Stock that became Protected during 2010. Because Ply Gem Prime Common Stock is not publicly traded and the value per share under the valuation formula contained within the Stockholders’ Agreement was zero at December 31, 2010, a market value of zero is shown.  These shares remain subject to certain transfer restrictions provided in a stockholders’ agreement with Ply Gem Prime and there is no current market in which the officers may sell such shares.  During the year ended December 31, 2010, there were no stock options exercised by any employees.

Pension Benefits for 2010

		Number of Years	Present Value of	Payments During Last
Name	Plan Name	Credited Service	Accumulated Benefit	Fiscal Year
		(#)	($)	($)
(a)	(b)	(c)	(d) (1)	(e)

Gary E. Robinette	NA

Shawn K. Poe	NA

John Wayne	NA

Lynn Morstad	MW Retirement Plan	4 (2)	$ 35,307
	MW SERP Plan	4 (2)	$ 14,976

Timothy D. Johnson	NA

(1)
The material assumptions used to derive the present value of the accumulated pension benefit shown in this table are set forth in footnote number 7 “Defined Benefit Plans” to our consolidated financial statements.

(2)	The number in this column is less than the number of the officer’s actual years of service with the Company. This is because the plans have been frozen, as described below.

Pension Plans

We maintain the MW Manufacturers, Inc. Retirement Plan, a tax-qualified defined benefit retirement plan, acquired with the MWM Holding acquisition in August 2004 (the “MW Retirement Plan”) and the MW Manufacturers, Inc. Supplemental Executive Retirement Plan (the “MW SERP Plan”), which covers our executives whose benefits are limited by operation of the Code. We refer to both the MW Retirement Plan and the MW SERP Plan together as the “MW Plans.” Mr. Morstad is a participant in the MW Plans. None of the other named executive officers are participants in our pension plans.
The MW Plans’ benefits are calculated based upon years of service with the Company and compensation levels during the service period. Participation under the MW Plans was frozen with respect to all salaried employees effective October 31, 2004. The decision to freeze the benefit provisions affects any executive officer under the MW Plans.
The normal retirement date to receive full benefits is the first calendar month following the participant’s 65th birthday. There are provisions under the MW Plans for a reduced benefit amount upon election of early retirement prior to age 65, with this option available to all participants of the MW Plans, including executive officers.

The benefit payment options under the MW Plans are as follows:

•	Life annuity;
•	Period certain annuities;
•	Joint and survivor annuity (if married); and
•       In some cases under the MW Retirement Plan only, a full or partial lump sum payment.

Nonqualified Deferred Compensation for 2010

	Aggregate	Aggregate
	Earnings	Balance
	in Last FY	at Last FYE
Name	($)	($) (1)

Gary E. Robinette	-	-

Shawn K. Poe	-	138,452

John Wayne	-	395,632

Lynn Morstad	-	-

Timothy D. Johnson	-	-

(1)
The aggregate balance at December 31, 2010 represents the balance of the cash-denominated deferred compensation accounts established in connection with the conversion of the phantom stock plan awards on September 25, 2006, as described in “—Compensation Discussion and Analysis—Compensation program objectives and philosophy—General philosophy—Equity awards—Phantom common and preferred stock units” above.

Termination or Change in Control Arrangements for 2010

Each of the named executive officers is entitled to certain payments and benefits in the event his employment is terminated by the Company without “cause” or he resigns following a “material adverse change”.  The following chart quantifies these payments and benefits:

	Years	Severance	Benefits	Bonus	Total
Name		($)(1)	($)	($) (2)	($)

Employment Agreement:
Gary E. Robinette	2	$ 1,060,000	$ 8,586	$ -	$ 1,068,586

Retention Agreements:
Shawn K. Poe	1	300,000	10,998	-	310,998

John Wayne	1	388,500	11,287	-	399,787

Lynn Morstad	1	370,000	11,249	-	381,249

Timothy D. Johnson	1	175,000	10,424	-	185,424

(1)
As described in the narrative below, the severance arrangement is payable over a two-year salary continuation period for Mr. Robinette and a one-year salary continuation period for the other named executive officers.

(2)
For the year ended December 31, 2009, in light of the residential housing and repair and remodeling markets downturn, we did not establish a cash incentive plan for any employees, including the named executive officers, and for the year ended December 31, 2010, performance measures were not attained so no bonus was earned. Therefore, the bonus paid as a result of a termination or change in control would be zero.

Mr. Robinette’s employment agreement and the retention agreements for each of Messrs. Poe, Wayne, Morstad and Johnson provide that the officer will receive payments and benefits if he is terminated without “cause” or resigns following a “material adverse change.” “Cause” means certain failures to perform duties after demand by the Board of Directors or obey the Board of Directors or a senior executive of the Company, a material act of dishonesty in connection with executive duties, or conviction of a felony, a fraudulent or dishonest misdemeanor or a civil judgment for fraud.

“Material adverse change” is defined in Mr. Robinette’s employment agreement as an assignment of duties inconsistent with his position, reduction of salary or target bonus or Company action that would deny him any material employee benefit without his consent. “Material adverse change” in the retention agreements for the other named executive officers is defined the same as in Mr. Robinette’s employment agreement; however, it does not include a reduction in target bonus, but does include the Company requiring the executive to be based more than 50 miles from his current office location, as well as any Company breach of any provision of the retention agreement.

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

Mr. Robinette’s employment agreement provides that he will receive an amount equal to two years of his base salary at the time of termination, plus medical insurance benefit coverage paid over the 24 months following termination. In addition, Mr. Robinette will be eligible to receive payment of a “Year 1 Bonus” equal to the amount that would have been actually earned and paid to Mr. Robinette under the cash incentive award plan had he been employed for the entire 12 month period of the year, plus a “Year 2 Bonus” equal to a pro-rated portion of the Year 1 Bonus based upon the number of months that Mr. Robinette was employed with the Company during the year of termination of his employment with the Company.  If Mr. Robinette dies or becomes disabled prior to September 1, 2011, he will be paid a pro rata portion of the $3,000,000 retention payment described above under “—Compensation Discussion and Analysis—Employment agreements—President and Chief Executive Officer.”

For the named executive officers other than Mr. Robinette, if the named executive officer’s employment is terminated during the year, the officer is eligible to receive an amount equal to one year of base salary at the rate at the time of termination, paid over a one year period, plus a pro rata portion of an amount equal to the lesser of the officer’s annual cash incentive award target or the actual cash incentive award that would have been paid under the incentive award plan had the officer been employed at the date that such cash incentive award is actually paid, paid in a lump sum as soon as practicable following the date on which the amount which will be paid is determined. The named executive officers other than Mr. Robinette are also eligible to receive a lump sum payment equal to a pro rata portion of any annual cash bonus the officer would have received with respect to the year of termination, paid when bonuses are paid to other executives, as well as continuation of medical and dental benefits for one year following termination of employment.

Mr. Poe may be eligible to receive severance in addition to that shown in the table above worth up to one additional year if at the end of the 12 month period following his termination he has not been able to obtain employment providing him with a salary of at least $300,000. If Mr. Poe dies or becomes disabled prior to September 1, 2011, he will be paid a pro rata portion of the $650,000 retention payment described above under “—Compensation Discussion and Analysis—Employment agreements—Chief Financial Officer retention payment.”

The named executive officers may be entitled to receive a cash payment for their individual shares of Incentive Stock, if Ply Gem Prime elects to exercise its call right under the existing stockholders agreement. If Ply Gem Prime had exercised its call right on December 31, 2010, the named executive officers would not have received any money for any of the shares of common stock. Because shares of Ply Gem Prime Common Stock are not publicly traded and the value per share at December 31, 2010 per the formula contained in the existing stockholders agreement is zero, no amount has been reflected in the table for incentive equity.

In addition, upon a change in control, all Ply Gem Prime Common Stock held by the named executive officers that is Unprotected will become Protected. Vesting of Ply Gem Prime Common Stock accelerates upon a change of control transaction or an initial public offering but only to the extent of the proportion of our business that is sold or offered to the public. If a change in control had occurred on December 31, 2010, applying the Protected price formula in the existing stockholders agreement based on EBITDA as of that date, the value per share of Ply Gem Prime Common Stock would be zero. If on December 31, 2010 we had undergone a change in control, the value attributed to the acceleration of the options would have been zero, as the exercise price of $80 for the options is more than the value per share of common stock on December 31, 2010.

Director Compensation for 2010

	Fees	Option	All
	Earned	Awards	Other
	or Paid		Compensation	Total
Name	in Cash		(3)
	($)	($)	($)	($)

Frederick Iseman	$ -	$ -	$ -	$ -

Robert A. Ferris	-	-	24,731	24,731

Steven M. Lefkowitz	-	-	-	-

John D. Roach	60,000	-	24,447	84,447

Michael Haley	60,000	-	20,000	80,000

Jeffrey T. Barber (1)	60,000	-	20,000	80,000

Timothy T. Hall	-	-	-	-

Edward M. Straw (2)	15,000	-	-	15,000

(1)	Mr. Barber joined the Board of Directors effective January 25, 2010.
(2)	Mr. Straw resigned from the Board of Directors effective January 25, 2010.
(3)	All Other Compensation includes a $2,000 payment per each board meeting attended and payment for other non-board advisory services provided.

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

The following table sets forth the number and percentage of the outstanding shares of common stock of Ply Gem Prime Holdings, Inc. beneficially owned as of March 21, 2011 by:

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

	Shares Beneficially
	Owned (1)
	Common
Name of Beneficial Owner	Shares (2)%

Caxton-Iseman (Ply Gem), L.P. (3)	828,040	18.8%
Caxton-Iseman (Ply Gem) II, L.P. (3)	2,990,767	68.0%
Frederick J. Iseman (3) (4)	3,818,807	86.8%
Robert A. Ferris (3)	-	*
Steven M. Lefkowitz (3) (5)	3,818,807	86.8%
Gary E. Robinette	125,660	2.9%
Shawn K. Poe	40,608	0.9%
John Wayne	45,304	1.0%
Lynn Morstad	55,974	1.2%
Timothy D. Johnson	-	*
John D. Roach	3,577	*
Michael Haley	10,939	*
Timothy Hall (3)	-	*
All Directors and Executive Officers as a Group	4,108,369	93.3%

* Less than 1%.

(1)	Determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Ply Gem Prime Holdings also has a series of non-voting senior preferred stock.

(3)	Address is c/o CI Capital Partners LLC, 500 Park Avenue, New York, New York 10022.

(4)
By virtue of his indirect control of Caxton-Iseman (Ply Gem), L.P. and Caxton-Iseman (Ply Gem) II, L.P., Mr. Iseman is deemed to beneficially own (i) the 3,818,807 shares of common stock of Ply Gem Prime Holdings held by those entities and (ii) the 1,417,853 preferred securities of Ply Gem Prime Holdings held by those entities which is 97.4% of the outstanding preferred securities of Ply Gem Prime Holdings.

(5)
By virtue of being a director of the general partner of Caxton-Iseman (Ply Gem), L.P. and Caxton-Iseman (Ply Gem) II, L.P., Mr. Lefkowitz is deemed to beneficially own (i) the 3,818,807 shares of common stock of Ply Gem Prime Holdings held by those entities and (ii) the 1,417,853 preferred securities of Ply Gem Prime Holdings held by those entities which is 97.4% of the outstanding preferred securities of Ply Gem Prime Holdings.

The table in Item 5 setting forth the securities authorized for issuance under equity compensation plans is hereby incorporated by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Upon completion of the Ply Gem Acquisition, Ply Gem Industries entered into two advisory agreements with an affiliate of CI Capital Partners LLC, formerly Caxton-Iseman Capital LLC (the "Caxton-Iseman Party"), which we refer to as the "Debt Financing Advisory Agreement" and the "General Advisory Agreement".

Under the Debt Financing Advisory Agreement, Ply Gem Industries paid the Caxton-Iseman Party a debt financing arrangement and advisory fee, equal to 2.375% of the aggregate amount of the debt financing incurred in connection with the Ply Gem Acquisition ($11.4 million).

        Under the General Advisory Agreement, the Caxton-Iseman Party provides us with acquisition and financial advisory services as the Board of Directors shall reasonably request.  In consideration of these services, Ply Gem Industries agreed to pay the Caxton-Iseman Party (1) an annual fee equal to 2% of our EBITDA, as defined in such agreement, (2) a transaction fee, payable upon the completion by us of any acquisition, of 2% of the sale price, (3) a transaction fee, payable upon the completion by us of any divestitures, of 1% of the sale price, and (4) a transaction fee, payable upon the completion of the sale of our company, of 1% of the sale price.  EBITDA in the General Advisory Agreement is based on our net income (loss) plus extraordinary losses and/or any net capital losses realized, provision for income taxes, interest expense (including amortization of write-off of debt discount and debt issuance costs and commissions, and other item(s), depreciation and amortization, dividends paid or accrued on preferred stock, certain management fees paid to the Caxton-Iseman Party, charges related to certain phantom units, and a number of other items.  The annual fee payable in any year may not exceed the amounts permitted under the senior credit facilities or the indenture governing the senior secured notes, and the Caxton-Iseman Party is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the senior credit facilities or the indenture governing the senior secured notes.

The initial term of the General Advisory Agreement is 10 years, and is automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or the Caxton-Iseman Party provide notice of termination.  In addition, the General Advisory Agreement may be terminated by the Caxton-Iseman Party at any time, upon the occurrence of specified change of control transactions or upon an initial public offering of our shares or shares of any of our parent companies.  If the General Advisory Agreement is terminated for any reason prior to the end of the initial term, Ply Gem Industries will pay to the Caxton-Iseman Party an amount equal to the present value of the annual advisory fees that would have been payable through the end of the initial term, based on our cost of funds to borrow amounts under our senior credit facilities.  Under the General Advisory Agreement, the Company paid a management fee of approximately $2.5 million for the year ended December 31, 2010.

In 2009, affiliates of the Company’s controlling stockholder purchased approximately $281.4 million of the 9% Senior Subordinated Notes.  During 2010, approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by such affiliates were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime Holdings, our indirect parent company, in exchange for equity of Ply Gem Prime valued at approximately $114.9 million. Such notes were then transferred to Ply Gem Holdings and then to Ply Gem Industries for no consideration as a capital contribution and cancelled on February 12, 2010.  On February 16, 2010, Ply Gem Industries redeemed the remaining $141.2 million aggregate principal amount of outstanding 9% Senior Subordinated Notes (including approximately $62.5 million of the 9% Senior Subordinated Notes held by affiliates of the Company’s controlling stockholder).  During the years ended December 31, 2010 and 2009, the Company paid these affiliates approximately $9.8 million and $15.5 million, respectively, of interest for the 9% Senior Subordinated Notes owned by these related parties.

During 2010, the Company received equity contributions of approximately $1.4 million from certain members of management.  In addition, the Company repurchased equity of approximately $1.9 million from certain former members of management. The Company also received equity contributions of approximately $1.1 million from certain members of the Company’s Board, certain other affiliates of CI Capital Partners, and a member of management.  In addition, the Company repurchased equity of approximately $2.3 million from a former and an existing member of management.  As of December 31, 2010, approximately $1.2 million of this $2.3 million has been classified as a current liability in accrued expenses in the consolidated balance sheet.

During June 2010, the Company made a state tax payment of approximately $1.5 million for Ply Gem Prime.  Ply Gem Prime incurred a state tax liability as a result of the 9% Senior Subordinated Notes debt extinguishment and related contribution during the first quarter of 2010 in which Ply Gem Prime recognized a capital gain of approximately $13.3 million.  Ply Gem Prime is a holding company with no independent operating assets or liabilities other than its investment in the Company and therefore has no ability to make tax payments.  The Company recognized this payment as a return of capital in the Company’s consolidated balance sheet as of December 31, 2010.

As a result of the Ply Gem acquisition, Ply Gem Prime Holdings was the common parent of an affiliated group of corporations that includes Ply Gem Holdings, Ply Gem Industries and their subsidiaries. Ply Gem Prime Holdings elected to file consolidated federal income tax returns on behalf of the group. Accordingly, Ply Gem Prime Holdings, Ply Gem Industries and Ply Gem Holdings have entered into a Tax Sharing Agreement, under which Ply Gem Industries and Ply Gem Holdings will make payments to Ply Gem Prime Holdings. These payments will not be in excess of the tax liabilities of Ply Gem Industries, Ply Gem Holdings, and their respective subsidiaries, if these tax liabilities had been computed on a stand-alone basis.  As previously stated, on January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime Holdings, with Ply Gem Prime Holdings as the surviving corporation.

Before entering into any related party transaction, it is the Company’s policy to submit the proposed transaction to the Board for approval.  The Company is not subject to the New York Stock Exchange listing requirements.  As such, the Board has not made any affirmative determinations regarding material relationships of the directors with the Company, meaning that as of December 31, 2010, none of the Company’s current non-employee directors qualified as independent directors as defined in Section 303A of the NYSE’s Listed Company Manual.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

                The following table sets forth the aggregate fees billed to us by the independent registered public accounting firms, Ernst & Young LLP  and KPMG LLP, for services rendered during fiscal years 2010 and 2009, respectively.

(Amounts in thousands)	2010	2009
Audit Fees (1)	$1,342	$1,131
Audit-Related Fees (2)	-	-
Tax Fees (3)	123	112
Total Fees	$1,465	$1,243

(1) Consists primarily of fees paid for audit, registration statements, initial equity offering, and assistance with debt offering memorandum.
(2) Consists primarily of fees paid for due diligence and accounting consultation.  No such fees were paid in fiscal years 2010 and 2009.
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

2. Schedule II Valuation and Qualifying Accounts – page 107

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

PLY GEM HOLDINGS, INC.
(Registrant)

Date: March 21, 2011

By: __/s/ Gary E. Robinette_____________
Gary E. Robinette
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. Robinette	President, Chief Executive Officer and Director	March 21, 2011
Gary E. Robinette	(Principal Executive Officer)

/s/ Shawn K. Poe	Vice President, Chief Financial Officer, Treasurer	March 21, 2011
Shawn K. Poe	and Secretary (Principal Financial and Accounting
Officer)

	Chairman of the Board and Director	March 21, 2011
Frederick J. Iseman

/s/ Robert A. Ferris	Director	March 21, 2011
Robert A. Ferris

/s/ Steven M. Lefkowitz	Director	March 21, 2011
Steven M. Lefkowitz

/s/ John D. Roach	Director	March 21, 2011
John D. Roach

/s/ Michael P. Haley	Director	March 21, 2011
Michael P. Haley

/s/ Jeffrey T. Barber	Director	March 21, 2011
Jeffrey T. Barber

/s/ Timothy T. Hall	Director	March 21, 2011
Timothy T. Hall

EXHIBIT INDEX

Exhibit Number	Description

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

2.4
Stock Purchase Agreement, dated as of September 22, 2006, among Ply Gem Industries, Inc., Alcoa Securities Corporation and Alcoa Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041-07)).

2.5
First Amendment, dated as of October 31, 2006, to the Stock Purchase Agreement, dated as of September 22, 2006, among Ply Gem Industries, Inc., Alcoa Securities Corporation and Alcoa Inc. (incorporated by reference from Exhibit 2.2 to the Company’s Form 8-K, dated November 6, 2006 (File No. 333-114041-07)).

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

4.19
Indenture, dated as of January 11, 2010, among Ply Gem Industries, Inc., the Guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference from Exhibit 4.19 to the Company’s Form 10-K, dated March 19, 2010 (File No. 333-114041-07)).

4.20	Indenture, dated as of February 11, 2011, among Ply Gem Industries, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Noteholder Collateral Agent.
4.21	Registration Rights Agreement, dated February 11, 2011, among Ply Gem Industries, Inc., the Guarantors party thereto and the initial purchasers named in the purchase agreement.
4.22
Credit Agreement, dated January 26, 2011, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Ply Gem Canada, Inc., the other borrowers named therein, each lender from time to time party thereto, UBS AG, Stamford Branch, as U.S. Administrative Agent, U.S. Collateral Agent and a U.S. L/C Issuer, UBS Loan Finance LLC, as U.S. Swing Line Lender, Wells Fargo Bank, National Association, as a U.S. L/C Issuer, UBS AG Canada Branch, as Canadian Administrative Agent, as Canadian Collateral Agent, as Canadian Swing Line Lender, and as a Canadian L/C Issuer, Credit Suisse, as a U.S. L/C Issuer, Credit Suisse, Toronto Branch, as a Canadian L/C Issuer, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, and Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, Syndication Agent, Joint Lead Arranger and Joint Bookrunner.

4.23
Amended and Restated Lien Subordination and Intercreditor Agreement, dated as of February 11, 2011, among UBS AG, Stamford Branch, as Collateral Agent, Wells Fargo Bank, National Association, as Trustee and Noteholder Collateral Agent, Ply Gem Industries, Inc., Ply Gem Holdings, Inc. and the subsidiaries of Ply Gem Industries, Inc. listed on Schedule I thereto.

4.24
Collateral Agreement, dated February 11, 2011, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Noteholder Collateral Agent.

4.25
Intellectual Property Collateral Agreement, dated February 11, 2011, by Ply Gem Industries, Inc., Ply Gem Holdings, Inc. and the subsidiaries of Ply Gem Industries, Inc. listed on the Annex thereto in favor of Wells Fargo Bank, National Association, as Noteholder Collateral Agent.

4.26
U.S. Security Agreement, dated January 26, 2011, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., the domestic Guarantors party thereto, UBS AG, Stamford Branch, as Collateral Agent and Administrative Agent.

4.27		U.S. Guaranty, dated January 26, 2011, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., the domestic Guarantors party thereto, UBS AG, Stamford Branch, as Collateral Agent.
4.28
U.S. Intellectual Property Security Agreement, dated January 26, 2011, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., certain domestic Guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent.

4.29		U.S. Intellectual Property Security Agreement, dated March 11, 2011, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., certain domestic Guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent.
4.30		Canadian Security Agreement, dated January 26, 2011, by Ply Gem Canada, Inc. in favor of UBS AG Canada Branch, as Canadian Collateral Agent.
4.31		Canadian Intellectual Property Security Agreement, dated January 26, 2011, by Ply Gem Canada, Inc. in favor of UBS AG Canada Branch, as Canadian Collateral Agent.
10.1	*
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

10.10		Second Amended and Restated Tax Sharing Agreement, dated effective as of January 11, 2010, between Ply Gem Prime Holdings, Inc., Ply Gem Holdings, Inc. and Ply Gem Industries, Inc.
10.11
Stock Purchase Agreement, dated as of November 22, 2002, between Alcoa Building Products, Inc., Ply Gem Industries, Inc. and Nortek, Inc. (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.12	*
Amended and Restated Retention Agreement with John C. Wayne, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.13	*
Letter to John C. Wayne, dated as of December 8, 2009, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K, dated March 19, 2010 (File No. 333-114041-07)).

10.14	*	Letter to John C. Wayne, dated as of December 13, 2010, regarding Renewal of Amended and Restated Retention Agreement.
10.15	*
Amended and Restated Retention Agreement with Lynn Morstad, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.16	*
Letter to Lynn Morstad, dated as of December 8, 2009, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.16 to the Company’s Form 10-K, dated March 19, 2010 (File No. 333-114041-07)).

10.17	*	Letter to Lynn Morstad, dated as of December 13, 2010, regarding Renewal of Amended and Restated Retention Agreement.
10.18	*
Amended and Restated Retention Agreement with Keith Pigues, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.19	*
Letter to Keith Pigues, dated as of December 8, 2009, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.18 to the Company’s Form 10-K, dated March 19, 2010 (File No. 333-114041-07)).

10.20	*	Letter to Keith Pigues, dated as of December 13, 2010, regarding Renewal of Amended and Restated Retention Agreement.
10.21	*	Employment Agreement with Gary E. Robinette, dated as of August 14, 2006. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).
10.22	*
Retention Bonus Award letter to Gary E. Robinette, dated as of November 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, dated November 10, 2008 (File No. 333-114041-07).

10.23	*
Retention Bonus Award Amendment with Gary E. Robinette, dated as of May 27, 2010 (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167193).

10.24	*	Retention Agreement with Shawn K. Poe, dated as of November 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, dated November 10, 2008 (File No. 333-114041-07)).
10.25	*
Letter to Shawn K. Poe, dated as of February 11, 2009, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.19 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.26	*
Letter to Shawn K. Poe, dated as of December 8, 2009, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.23 to the Company’s Form 10-K, dated March 19, 2010 (File No. 333-114041-07)).

10.27	*	Letter to Shawn K. Poe, dated as of December 13, 2010, regarding Renewal of Amended and Restated Retention Agreement.
10.28
Subscription Agreement, dated May 27, 2010, between Ply Gem Prime Holdings, Inc. and each of the investors named therein (incorporated by reference from Exhibit 10.30 to the Company’s Registration Statement on Form S-1 (File No. 333-167193).

10.29
Repurchase Agreement, dated May 27, 2010, between Gary E. Robinette and Ply Gem Prime Holdings, Inc. (incorporated by reference from Exhibit 10.31 to the Company’s Registration Statement on Form S-1 (File No. 333-167193).

10.30
Purchase Agreement, dated February 9, 2011, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., each of the direct and indirect domestic subsidiaries of Ply Gem Industries, Inc. and the initial purchasers named therein.

21.1	List of Subsidiaries.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management Agreement

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
December 31, 2010

(Amounts in thousands)
	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible accounts written off, net of recoveries	Balance at End of Year
Year ended December 31, 2010
Allowance for doubtful accounts and sales allowances…………	$5,467	$3,193	$(43)	$(3,323)	$5,294

Year ended December 31, 2009
Allowance for doubtful accounts and sales allowances…………	$6,405	$3,959	$(21)	$(4,876)	$5,467

Year ended December 31, 2008
Allowance for doubtful accounts and sales allowances…………	$7,320	$3,091	$965	$(4,971)	$6,405

See accompanying reports of independent registered public accounting firms.