Form 10-Q
period 2011-04-02
PLY GEM HOLDINGS INC
filed 2011-05-16
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011
or
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
Yes [  ]                 No [X]*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [  ]   No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of May 16, 2011, there were 100 shares of common stock, $0.01 par value, outstanding.

 * The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports during the preceding 12 months that would have been required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  The filing is required, however, pursuant to the terms of the indentures governing Ply Gem Industries, Inc.’s 8.25% senior secured notes due 2018 and 13.125% senior subordinated notes due 2014.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED APRIL 2, 2011

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations -
	Three months ended April 2, 2011 and April 3, 2010	3

	Condensed Consolidated Balance Sheets -
	April 2, 2011 and December 31, 2010	4

	Condensed Consolidated Statements of Cash Flows -
	Three months ended April 2, 2011 and April 3, 2010	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 4.	Controls and Procedures	41

PART II – OTHER INFORMATION

Item 6.	Exhibits	42

Signatures		43

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
(Amounts in thousands)	April 2, 2011	April 3, 2010

Net sales	$200,107	$204,205
Cost of products sold	172,325	167,308
Gross profit	27,782	36,897
Operating expenses:
Selling, general and administrative expenses	35,364	33,806
Amortization of intangible assets	6,684	6,794
Total operating expenses	42,048	40,600
Operating loss	(14,266)	(3,703)
Foreign currency gain	133	104
Interest expense	(26,460)	(34,007)
Interest income	36	53
Gain (loss) on modification or extinguishment of debt	(27,863)	98,187
Income (loss) before provision for income taxes	(68,420)	60,634
Provision for income taxes	2,472	6,532
Net income (loss)	$(70,892)	$54,102

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	April 2, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$24,000	$17,498
Accounts receivable, less allowances of $5,235 and $5,294, respectively	116,878	97,859
Inventories:
Raw materials	49,735	39,828
Work in process	27,618	23,231
Finished goods	45,878	35,520
Total inventory	123,231	98,579
Prepaid expenses and other current assets	13,271	10,633
Deferred income taxes	10,034	12,189
Total current assets	287,414	236,758
Property and Equipment, at cost:
Land	3,746	3,741
Buildings and improvements	35,906	36,012
Machinery and equipment	267,260	264,300
Total property and equipment	306,912	304,053
Less accumulated depreciation	(194,301)	(187,341)
Total property and equipment, net	112,611	116,712
Other Assets:
Intangible assets, net	140,283	146,965
Goodwill	393,473	393,433
Deferred income taxes	2,349	2,279
Other	35,799	26,090
Total other assets	571,904	568,767
	$971,929	$922,237
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$75,533	$54,973
Accrued expenses	76,828	75,117
Total current liabilities	152,361	130,090
Deferred income taxes	9,632	10,583
Other long term liabilities	60,658	60,489
Long-term debt	992,255	894,163

Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	321,839	321,767
Accumulated deficit	(566,970)	(496,078)
Accumulated other comprehensive income	2,154	1,223
Total stockholder's deficit	(242,977)	(173,088)
	$971,929	$922,237

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
(Amounts in thousands)	April 2, 2011	April 3, 2010

Cash flows from operating activities:
Net income (loss)	$(70,892)	$54,102
Adjustments to reconcile net income (loss) to cash
used in operating activities:
Depreciation and amortization expense	13,690	15,454
Non-cash interest expense, net	2,626	2,730
Gain on foreign currency transactions	(133)	(104)
(Gain) loss on modification or extinguishment of debt	27,863	(98,187)
Deferred income taxes	1,207	3,746
Other	(7)	-
Changes in operating assets and liabilities:
Accounts receivable, net	(18,851)	(20,160)
Inventories	(24,422)	(11,086)
Prepaid expenses and other assets	(6,839)	(2,476)
Accounts payable	20,469	15,109
Accrued expenses	3,783	20,429
Cash payments on restructuring liabilities	(407)	(1,094)
Other	213	121
Net cash used in operating activities	(51,700)	(21,416)
Cash flows from investing activities:
Capital expenditures	(2,761)	(3,029)
Proceeds from sale of assets	9	1
Net cash used in investing activities	(2,752)	(3,028)
Cash flows from financing activities:
Proceeds from long-term debt	423,684	145,709
Payments on long-term debt	(348,684)	(141,191)
Proceeds from revolver credit facility	90,000	40,000
Payments on revolver credit facility	(30,000)	-
Payment of early tender premium on debt	(49,769)	-
Debt issuance costs paid	(23,218)	(4,868)
Equity contributions	-	1,200
Equity repurchases	(1,183)	(1,900)
Net cash provided by financing activities	60,830	38,950
Impact of exchange rate movements on cash	124	90
Net increase in cash and cash equivalents	6,502	14,596
Cash and cash equivalents at the beginning of the period	17,498	17,063
Cash and cash equivalents at the end of the period	$24,000	$31,659

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2011.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2010 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2011 through April 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

Prior to January 11, 2010, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), which was wholly owned by Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”).   Ply Gem Investment Holdings was incorporated on January 23, 2004 by affiliates of CI Capital Partners LLC (“CI Capital Partners”) for the purpose of acquiring Ply Gem Industries, Inc. (“Ply Gem Industries”) from Nortek, Inc. (“Nortek”).  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime as the surviving corporation.  As a result, each outstanding share of senior preferred stock of Ply Gem Investment Holdings was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime.  As a result, Ply Gem Holdings is currently a wholly owned subsidiary of Ply Gem Prime.  The Ply Gem acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries to Ply Gem Holdings pursuant to the terms of the stock purchase agreement among Ply Gem Investment Holdings, Nortek, and WDS LLC, dated as of December 19, 2003, as amended.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations for the three month periods ended April 2, 2011 and April 3, 2010, the condensed consolidated statements of cash flows for the three month periods ended April 2, 2011 and April 3, 2010, and the condensed consolidated balance sheets for the Company as of April 2, 2011 and December 31, 2010.

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

Accounting Policies and Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  Such estimates include allowance for doubtful accounts receivable, rebates, pensions, valuation reserve for inventories, warranty reserves, legal contingencies, assumptions used in the calculation of income taxes, and projected cash flows used in the goodwill and intangible asset impairment tests.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, and are based on management’s best estimates and judgments.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, foreign currency, and the depressed housing and remodeling markets have combined to increase the uncertainty inherent in such estimates and assumptions.  If different conditions result from those assumptions used in the Company’s judgments, actual results could be materially different from the Company’s estimates.

Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

Accounts receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $5.2 million and $5.3 million at April 2, 2011 and December 31, 2010, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience.  If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed.  The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales may cause actual results to differ from estimates at the time such inventory is disposed or sold.   As of April 2, 2011, the Company had inventory purchase commitments of approximately $79.4 million.  Inventory reserves were approximately $7.3 million at April 2, 2011, increasing approximately $0.1 million compared to the December 31, 2010 reserve balance of approximately $7.2 million.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) Siding, Fencing, and Stone (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), and (iii) Ply Gem Canada (formerly known as CWD Windows and Doors, Inc.) in the Windows and Doors segment.  For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indications of impairment during the quarter ended April 2, 2011.

Goodwill

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indications of impairment during the quarter ended April 2, 2011 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs, net of accumulated amortization, were approximately $30.4 million and $20.6 million at April 2, 2011 and December 31, 2010, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets.  Amortization of debt issuance costs for the three month periods ended April 2, 2011 and April 3, 2010 was approximately $1.4 million and $2.0 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes, which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of changes in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period in which the rate change occurs.  A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings on behalf of itself, Ply Gem Holdings, and Ply Gem Industries and its subsidiaries.  The existing tax sharing agreement between Ply Gem Holdings and Ply Gem Investment Holdings under which tax liabilities for each respective party are computed on a stand-alone basis, was amended to include Ply Gem Prime Holdings during 2010.  U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  Ply Gem Canada files separate Canadian income tax returns.

Foreign Currency

The Company’s Canadian subsidiary, Ply Gem Canada, utilizes the Canadian dollar as its functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign subsidiary at the exchange rates in effect at the end of the reporting periods.  Net sales and expenses are translated using average exchange rates in effect during the reporting periods.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income in the accompanying condensed consolidated balance sheets.

For the three month periods ended April 2, 2011 and April 3, 2010, the Company recorded a gain from foreign currency transactions of approximately $0.1 million for each period.  As of April 2, 2011 and December 31, 2010, accumulated other comprehensive income included a currency translation adjustment of approximately $0.9 million and $1.6 million, respectively.

Fair Value Measurement

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

				Significant
				Other	Significant
		Fair	Quoted Prices	Observable	Unobservable
(Amounts in thousands)	Carrying	Value	in Active Markets	Inputs	Inputs
	Value *	Total	(Level 1)	(Level 2)	(Level 3)
As of April 2, 2011:
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$166,500	$166,500	$-	$-
Senior Secured Notes-8.25%	800,000	822,000	822,000	-	-
	$950,000	$988,500	$988,500	$-	$-

As of December 31, 2010:
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$159,375	$159,375	$-	$-
Senior Secured Notes-11.75%	725,000	775,750	775,750	-	-
	$875,000	$935,125	$935,125	$-	$-

* Carrying values exclude unamortized discounts for long-term debt.

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.

New Accounting Pronouncements

In December 2010, the FASB issued guidance for goodwill and other intangibles, specifically when to perform Step Two of goodwill impairment tests for reporting units with zero or negative carrying amounts.  The guidance modifies Step One of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step Two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of this standard did not have an effect on the Company’s financial position and results of operations.

2.  GOODWILL

The Company records the excess of purchase price over the fair value of the net assets of acquired companies as goodwill or other identifiable intangible assets.  The Company performs an annual test for goodwill impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company aggregated US Windows and Ply Gem Canada, which represent components of the Windows and Doors operating segment, into a single reporting unit since they have similar economic characteristics.  Thus, the Company has two reporting units: (1) Siding, Fencing, and Stone and (2) Windows and Doors.  Separate valuations are performed for each of these reporting units in order to test for impairment.

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  There was no goodwill impairment at December 31, 2010 and no impairment indicators which would trigger an interim impairment test during the quarter ended April 2, 2011.

To determine the fair value of its reporting units, the Company equally considers both the income and market valuation methodologies.  The income valuation methodology uses the fair value of the cash flows that the reporting unit can be expected to generate in the future.  This method requires management to project revenues, operating expenses, working capital investment, capital spending and cash flows for the reporting unit over a multi-year period as well as determine the weighted average cost of capital to be used as the discount rate.  The Company also utilizes the market valuation method to estimate the fair value of the reporting units by utilizing comparable public company multiples.  These comparable public company multiples are then applied to the reporting unit’s financial performance.  During the year ended December 31, 2010, the Company utilized forward-looking market multiples for its reporting units.  The forward multiples were used since each reporting unit incurred various restructuring activities during 2010.  The market approach is more volatile as an indicator of fair value as compared to the income approach as internal forecasts and projections have historically been more stable.  The Company equally weights the approaches to balance the internal and external factors affecting the Company’s fair value.

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimates single family housing starts and the repair and remodeling market’s growth rates.  However, there is no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase, or (3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline.  The Company will continue to evaluate goodwill during future periods and declines in the residential housing and repair and remodeling markets could result in additional goodwill impairments.

The reporting unit goodwill balances were as follows as of April 2, 2011 and December 31, 2010:

(Amounts in thousands)
	April 2, 2011	December 31, 2010
Windows and Doors	$73,366	$73,326
Siding, Fencing and Stone	320,107	320,107
	$393,473	$393,433

3.  INTANGIBLE ASSETS

The following table presents the components of intangible assets as of April 2, 2011 and December 31, 2010:

(Amounts in thousands)	Average Amortization Period (in Years)	Cost	Accumulated Amortization	Net Carrying Value
As of April 2, 2011:
Patents	14	$12,770	$(6,654)	$6,116
Trademarks/Tradenames	11	85,644	(38,300)	47,344
Customer relationships	13	158,158	(71,650)	86,508
Other		1,633	(1,318)	315
Total intangible assets	13	$258,205	$(117,922)	$140,283

As of December 31, 2010:
Patents	14	$12,770	$(6,418)	$6,352
Trademarks/Tradenames	11	85,644	(34,885)	50,759
Customer relationships	13	158,158	(68,651)	89,507
Other		1,631	(1,284)	347
Total intangible assets	13	$258,203	$(111,238)	$146,965

Estimated amortization expense for the remainder of 2011 and for fiscal years 2012, 2013, 2014, and 2015 is shown in the following table:

(Amounts in thousands)	Amortization expense

2011 (remainder of year)	$19,938
2012	26,585
2013	16,433
2014	14,985
2015	14,818

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

	For the three months ended
(Amounts in thousands)	April 2, 2011	April 3, 2010

Net income (loss)	$(70,892)	$54,102
Foreign currency translation adjustment	931	1,314
Comprehensive income (loss)	$(69,961)	$55,416

5.  LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at April 2, 2011 and December 31, 2010 consists of the following:

(Amounts in thousands)	April 2, 2011	December 31, 2010

Senior secured asset based revolving credit facility	$90,000	$30,000
11.75% Senior secured notes due 2013, net of
unamortized discount of $0 and $7,318	-	717,682
8.25% Senior secured notes due 2018, net of
unamortized early tender premium and
discount of $44,426 and $0	755,574	-
13.125% Senior subordinated notes due 2014, net of
unamortized discount of $3,319 and $3,519	146,681	146,481
	$992,255	$894,163

Recent developments

The Company entered into a new Senior Secured Asset-Based Revolving Credit Facility due 2016 (the “ABL Facility”) during January 2011 to lower interest expense and extend the maturity to 2016.  During February 2011, the Company issued $800.0 million of 8.25% Senior Secured Notes due 2018.  The proceeds were utilized to repay the outstanding indebtedness of the $725.0 million 11.75% Senior Secured Notes.  These transactions are described in detail below.

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

On February 11, 2011, the Company purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, the Company purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, the Company redeemed the remaining approximate $0.4 million at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As a result of these transactions, the Company paid cumulative early tender premiums of approximately $49.8 million during the quarter ended April 2, 2011.  As of April 2, 2011, there were no amounts outstanding for the 11.75% Senior Secured Notes.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes due 2018 (“8.25% Senior Secured Notes”) at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes, and to pay related fees and expenses.  A portion of the early tender premiums and the original unamortized discount on the 11.75% Senior Secured Notes was recorded as a discount on the $800.0 million of 8.25% Senior Secured Notes given that the 2011 transaction was predominately accounted for as a loan modification.  These discounts amounted to $44.4 million as of April 2, 2011.  See “Gain (loss) on debt modification or extinguishment” for additional details.  The 8.25% Senior Secured Notes will mature on February 15, 2018 and bear interest at the rate of 8.25% per annum.  Interest will be paid semi-annually on February 15 and August 15 of each year.

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

The 8.25% Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the 8.25% Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries and its restricted subsidiaries may only incur additional debt in limited circumstances, including, but not limited to, debt under our credit facilities not to exceed the greater of (x) $250 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (y) the borrowing base; purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding, debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries and its restricted subsidiaries are limited in their ability to make certain payments, pay dividends or make other distributions to Ply Gem Holdings. Permitted payments, dividends and distributions include, but are not limited to, those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

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

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, the Company amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of April 2, 2011, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011.

Senior Secured Asset-Based Revolving Credit Facility due 2016

On January 26, 2011, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into a new ABL Facility.  Ply Gem Industries and Ply Gem Canada used the initial borrowing under the new ABL Facility to repay all of the outstanding indebtedness (including all accrued interest) under the Senior Secured Asset-Based Revolving Credit Facility due 2013.  The new ABL Facility provides for revolving credit financing of up to $175.0 million, subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  Under the new ABL Facility, $160.0 million is available to Ply Gem Industries and $15.0 million is available to Ply Gem Canada.  In addition, the new ABL Facility provides that the revolving commitments may be increased to $250.0 million, subject to certain terms and conditions.  All outstanding loans under the new ABL Facility are due and payable in full on January 26, 2016 (or April 15, 2014 if the 13.125% Senior Subordinated Notes are not repaid or refinanced by such date).

Borrowings under the new ABL Facility bear interest at a rate per annum equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of the administrative agent and (2) the federal funds effective rate plus 0.5% or (b) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  The initial applicable margin for borrowings under the new ABL Facility is 1.50% for base rate loans and 2.50% for Eurodollar rate loans.  The applicable margin for borrowings under the new ABL Facility are subject to step ups and step downs based on average excess availability under that facility.  Swingline loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of April 2, 2011, the Company’s interest rate on the new ABL Facility was approximately 2.8%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million.

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

As of April 2, 2011, Ply Gem Industries had approximately $78.3 million of contractual availability and approximately $58.5 million of borrowing base availability under the new ABL Facility, reflecting $90.0 million of borrowings outstanding and approximately $6.7 million of letters of credit and priority payables reserves.

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

In connection with the issuance of $150.0 million of the 13.125% Senior Subordinated Notes on January 11, 2010, Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  Approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the CI Partnerships were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime.  Such notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  As of April 3, 2010, there were no 9% Senior Subordinated Notes outstanding.

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

Prior to January 15, 2012, Ply Gem Industries may redeem up to 40% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 113.125% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any, provided that at least 60% of the original aggregate principal amount of the 13.125% Senior Subordinated Notes remains outstanding after the redemption.  On or after January 15, 2012, and prior to January 15, 2013, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 103% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any.  On or after January 15, 2013, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any, to the redemption date.  At any time on or after January 15, 2012, Ply Gem Industries may redeem the 13.125% Senior Subordinated Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 13.125% Senior Subordinated Notes, plus, in each case, accrued and unpaid interest, if any, to the redemption date.

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

Gain (loss) on debt modification or extinguishment

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during the three months ended April 2, 2011, the Company performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, the Company evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt.  The Company determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes.  The Company incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as loss on extinguishment of debt in the condensed consolidated statement of operations.  The Company also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction.  The Company also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.2 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations.

As a result of the ABL Facility refinancing that was conducted during the first quarter of 2011, the Company evaluated the proper accounting treatment for the debt issuance costs associated with the prior ABL Facility and the new ABL Facility as there were certain members of the loan syndication that existed in both facilities and other members who were not participants in the new ABL Facility.  Based on this evaluation, the Company expensed approximately $1.2 million of debt issuance costs as a loss on modification or extinguishment of debt and recorded approximately $2.1 million of debt issuance costs.

As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, the Company recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write-off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of the Company’s controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, the Company recognized a gain on extinguishment of approximately $100.4 million, including the write-off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million gain on debt extinguishment was recorded separately in the accompanying condensed consolidated statement of operations for the three months ended April 3, 2010.

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $27.9 million and a gain on debt extinguishment of approximately $98.2 million for the three months ended April 2, 2011 and April 3, 2010, respectively, as summarized in the table below.

	For the three months ended
(Amounts in thousands)	April 2, 2011	April 3, 2010

Gain (loss) on extinguishment of debt:
Tender premium	$(10,883)	$-
11.75% Senior Secured Notes unamortized discount	(775)	-
11.75% Senior Secured Notes unamortized debt issuance costs	(2,757)	-
	(14,415)	-

Carrying value of 9% Senior Subordinated Notes	$-	$360,000
9% Senior Subordinated Notes unamortized debt issuance costs	-	(5,780)
9% Senior Subordinated Notes unamortized premium	-	100
Reacquisition price of 9% Senior Subordinated Notes	-	(256,133)
	$-	$98,187
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	(12,261)	-
Unamortized debt issuance costs for previous ABL Facility	(1,187)	-
	(13,448)	-

Total gain (loss) on modification or extinguishment of debt	$(27,863)	$98,187

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan.

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the three months ended
(Amounts in thousands)	April 2, 2011	April 3, 2010

Service cost	$27	$40
Interest cost	493	506
Expected return on plan assets	(488)	(453)
Amortization of loss	77	78
Net periodic expense	$109	$171

7.  COMMITMENTS AND CONTINGENCIES

Indemnification

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $3.8 million and $3.9 million at April 2, 2011 and December 31, 2010, respectively.  As of April 2, 2011 and December 31, 2010, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million, in current liabilities and $3.4 million and $3.5 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	April 2, 2011	December 31, 2010

Product claim liabilities	$214	$216
Multiemployer pension plan withdrawal liability	3,023	3,079
Other	562	602
	$3,799	$3,897

Warranty claims

The Company sells a number of products and offers a number of warranties on these products.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs expected to be incurred under its warranties and records a liability for such costs at the time of sale, which is recorded in both accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of April 2, 2011 and December 31, 2010, warranty liabilities of approximately $9.6 million and $9.4 million, respectively, have been recorded in current liabilities and approximately $32.3 million and $32.4 million, respectively, have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the three months ended
(Amounts in thousands)	April 2, 2011	April 3, 2010

Balance, beginning of period	$41,780	$43,398
Warranty expense during period	2,686	2,851
Settlements made during period	(2,601)	(3,025)
Balance, end of period	$41,865	$43,224

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

On February 24, 2011, the Company received a draft Administrative Order on Consent from the United States Environmental Protection Agency, Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  The Company provided comments on the draft Consent Order to the United States Environmental Protection Agency (EPA), Region III, on April 6, 2011, and is currently in the process of finalizing the Consent Order with the EPA, Region III.  Certain liabilities for this subject contamination have been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MWM Holding to Fenway Partners.  As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Our ability to seek indemnification from U.S. Industries is, however, limited by the strength of U.S. Industries’ financial condition, which could change in the future.

8.  ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following:

(Amounts in thousands)	April 2, 2011	December 31, 2010
Insurance	$3,888	$3,887
Employee compensation and benefits	8,226	6,086
Sales and marketing	19,138	21,637
Product warranty	9,572	9,375
Accrued freight	1,453	513
Interest	13,450	13,592
Accrued pension	1,961	1,961
Accrued deferred compensation	2,208	2,155
Accrued taxes	2,621	3,123
Other	14,311	12,788
	$76,828	$75,117

Other long-term liabilities consist of the following:

(Amounts in thousands)	April 2, 2011	December 31, 2010
Insurance	$2,225	$2,216
Pension liabilities	9,007	9,176
Multi-employer pension withdrawal liability	3,023	3,079
Product warranty	32,293	32,405
Long-term product claim liability	214	216
Liabilities for tax uncertainties	10,204	10,123
Other	3,692	3,274
	$60,658	$60,489

9.   RESTRUCTURING

In November 2008, the Company announced the closure of its Hammonton, New Jersey and Phoenix, Arizona window and door manufacturing facilities.  During December 2008, production began to shift to other locations and production ceased at Hammonton and Phoenix during 2009.  By shifting production to other facilities within the Company, the closures reduced costs and increased operating efficiencies.  Total costs were approximately $5.4 million, including approximately $1.0 million for personnel-related costs and approximately $4.4 million in other facilities-related costs, which included approximately $4.0 million in lease costs.  The leases were terminated for both the Hammonton and Phoenix locations during the three months ended April 2, 2011.

The following table summarizes the Company’s restructuring activity for the three months ended April 2, 2011:

(Amounts in thousands)	Accrued as of	Adjustments	Cash payments	Expensed	Accrued as of
	December 31, 2010	during 2011	during 2011	during 2011	April 2, 2011
Hammonton, NJ
Severance costs	$-	$-	$-	$-	$-
Contract terminations	220	-	(220)	-	-
Equipment removal and other	-	-	-	-	-
	$220	$-	$(220)	$-	$-

Phoenix, AZ
Severance costs	$-	$-	$-	$-	$-
Contract terminations	187	-	(187)	-	-
Equipment removal and other	-	-	-	-	-
	$187	$-	$(187)	$-	$-

The Company recorded restructuring costs in selling, general and administrative expenses in the periods and segments shown in the following table:

	For the three months ended
(Amounts in thousands)	April 2, 2011	April 3, 2010

Siding, Fencing and Stone	$-	$105
Windows and Doors	-	47
	$-	$152

10.   INCOME TAXES

Effective tax rate and debt transactions

Income taxes for interim periods have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate.  In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company included certain items treated as discrete events to arrive at an estimated effective tax rate.  For the three months ended April 2, 2011, the Company’s estimated effective income tax rate was approximately 3.6%, which varied from the statutory rate primarily due to state income tax expense and foreign income taxes.  The tax expense of approximately $2.5 million is primarily state income tax expense for the quarter ended April 2, 2011.

During February 2010, approximately $218.8 million aggregate principal amount of 9% Senior Subordinated Notes held by affiliates of Ply Gem Prime’s controlling stockholders was transferred to Ply Gem Prime’s controlling stockholders and ultimately to Ply Gem Prime in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  These notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled.  Also during February 2010, Ply Gem Industries redeemed the remaining $141.2 million aggregate principal amount of outstanding 9% Senior Subordinated Notes (including approximately $62.5 million aggregate principal amount of the 9% Senior Subordinated Notes held by affiliates of Ply Gem Prime’s controlling stockholders).  As a result of these debt transactions, the Company realized approximately $35.3 million of additional cancellation of indebtedness income (“CODI”) for income tax purposes during the three months ended April 3, 2010.

Valuation allowance

As of April 2, 2011, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company currently has book goodwill of approximately $13.4 million that is not amortized, which results in a deferred tax liability of approximately $3.5 million at April 2, 2011.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

Tax uncertainties

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities.  The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements.  These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences.  The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.  The Company’s state income tax returns are currently under examination by various state taxing authorities.  During the next twelve months, it is reasonably possible that the Company may reverse approximately $6.7 million of tax contingency reserves primarily related to additional federal and state taxes that have expiring statutes of limitations.

11.  STOCK-BASED COMPENSATION

Stock Option Plan

A rollforward of stock options outstanding during the three months ended April 2, 2011 is as follows:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)

Balance at January 1, 2011	387,891	$56.38	6.48
Granted	-	-	-
Forfeited or expired	-	-	-
Balance at April 2, 2011	387,891	$56.38	6.23

As of April 2, 2011, the Company has 109,094 vested options and approximately $1.1 million of total unrecognized compensation expense that will be recognized over a weighted average period of 4.13 years.

Other Share-Based Compensation

Upon completion of the acquisition of Ply Gem, the acquisition of MW and the acquisition of AWC Holding Company and its subsidiaries (collectively, “Alenco”), certain members of management made a cash contribution to Ply Gem Prime in exchange for shares of Ply Gem Prime’s common stock.   Ply Gem Prime is the sole shareholder of Ply Gem Holdings.

A rollforward of Ply Gem Prime’s common stock during the three months ended April 2, 2011 is as follows.

Common Stock Shares Owned by Management
Balance at January 1, 2011	582,282
Shares issued	-
Shares repurchased	-
Balance at April 2, 2011	582,282

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

In 2006, the Company converted all phantom common and preferred stock units into a cash account payable on a fixed schedule in years 2007 and beyond.  The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00.  From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans.  This portion of the account was paid to each party in a single lump-sum cash payment on January 31, 2007.  The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of senior preferred stock represented by such units.  This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment.  This portion of the account is payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control.  As of April 2, 2011 and December 31, 2010, the Company accrued on its condensed consolidated balance sheet approximately $2.2 million in accrued expenses.

12.  SEGMENT INFORMATION

The Company’s operating segments are components of the business for which separate financial information is available and are evaluated regularly by management in deciding how to allocate resources and in assessing performance.

The Company has two reportable segments: (1) Siding, Fencing, and Stone, and (2) Windows and Doors.  The operating earnings (loss) of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses.  Corporate unallocated income and expenses include items which are not directly attributed to or allocated to either of the reporting segments.  Such items include interest, legal costs, corporate payroll, and unallocated finance and accounting expenses.  Corporate unallocated assets include debt issuance costs, cash and certain non-operating receivables.

The following is a summary of the Company’s segment information:

	For the three months ended
(Amounts in thousands)	April 2, 2011	April 3, 2010

Net Sales
Siding, Fencing, and Stone	$122,142	$117,668
Windows and Doors	77,965	86,537
	$200,107	$204,205

Operating earnings (loss)
Siding, Fencing, and Stone	$5,244	$10,514
Windows and Doors	(15,201)	(10,756)
Unallocated	(4,309)	(3,461)
	$(14,266)	$(3,703)

	Total assets as of
	April 2, 2011	December 31, 2010

Siding, Fencing, and Stone	$625,127	$585,542
Windows and Doors	290,616	298,898
Unallocated	56,186	37,797
	$971,929	$922,237

13.  RELATED PARTY TRANSACTIONS

Under the “General Advisory Agreement” the Company has entered into with an affiliate of CI Capital Partners, formerly Caxton-Iseman Capital, LLC (the “Caxton-Iseman Party”), the Caxton-Iseman Party provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  Under the General Advisory Agreement, the Company expensed management fees to the Caxton-Iseman Party of approximately $0.1 million and $0.2 million within selling, general, and administrative expenses for the three month periods ended April 2, 2011 and April 3, 2010, respectively.

During February 2010, approximately $218.8 million aggregate principal amount of 9% Senior Subordinated Notes held by affiliates of Ply Gem Prime’s controlling stockholders was transferred to Ply Gem Prime’s controlling stockholders and ultimately to Ply Gem Prime in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  These notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled.  Also during February 2010, Ply Gem Industries redeemed the remaining $141.2 million aggregate principal amount of outstanding 9% Senior Subordinated Notes (including approximately $62.5 million aggregate principal amount of the 9% Senior Subordinated Notes held by affiliates of Ply Gem Prime’s controlling stockholders).  As a result of these debt transactions, the Company paid interest to related parties of approximately $9.8 million during the three months ended April 3, 2010.  These interest payments were recorded within interest expense in the Company’s condensed consolidated statement of operations.

During the three months ended April 3, 2010, the Company received equity contributions of approximately $1.2 million from certain members of management.  In addition, the Company repurchased equity of approximately $1.9 million from certain former members of management.  As of December 31, 2010, approximately $1.2 million was classified as a current liability in accrued expenses in the condensed consolidated balance sheet.  During the three months ended April 2, 2011, the approximate $1.2 million was paid in cash.

14.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The 8.25% Senior Secured Notes and 13.125% Senior Subordinated Notes were issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of April 2, 2011 and December 31, 2010, and for the three month periods ended April 2, 2011 and April 3, 2010.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended April 2, 2011

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$188,701	$11,406	$-	$200,107
Cost of products sold	-	-	163,254	9,071	-	172,325
Gross profit	-	-	25,447	2,335	-	27,782
Operating expenses:
Selling, general and
administrative expenses	-	4,300	27,393	3,671	-	35,364
Intercompany administrative
charges	-	-	3,374	441	(3,815)	-
Amortization of intangible assets	-	9	6,675	-	-	6,684
Total operating expenses	-	4,309	37,442	4,112	(3,815)	42,048
Operating loss	-	(4,309)	(11,995)	(1,777)	3,815	(14,266)
Foreign currency gain	-	-	-	133	-	133
Intercompany interest	-	25,682	(25,682)	-	-	-
Interest expense	-	(26,459)	(1)	-	-	(26,460)
Interest income	-	3	24	9	-	36
Loss on modification or
extinguishment of debt	-	(27,863)	-	-	-	(27,863)
Intercompany administrative income	-	3,815	-	-	(3,815)	-
Loss before equity in
subsidiaries' loss	-	(29,131)	(37,654)	(1,635)	-	(68,420)
Equity in subsidiaries' loss	(70,892)	(41,761)	-	-	112,653	-
Loss before provision (benefit) for
income taxes	(70,892)	(70,892)	(37,654)	(1,635)	112,653	(68,420)
Provision (benefit) for income taxes	-	-	2,912	(440)	-	2,472
Net loss	$(70,892)	$(70,892)	$(40,566)	$(1,195)	$112,653	$(70,892)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	931	-	931
Total comprehensive loss	$(70,892)	$(70,892)	$(40,566)	$(264)	$112,653	$(69,961)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended April 3, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$188,785	$15,420	$-	$204,205
Cost of products sold	-	-	156,224	11,084	-	167,308
Gross profit	-	-	32,561	4,336	-	36,897
Operating expenses:
Selling, general and
administrative expenses	-	3,452	26,915	3,439	-	33,806
Intercompany administrative
charges	-	-	2,823	177	(3,000)	-
Amortization of intangible assets	-	9	6,785	-	-	6,794
Total operating expenses	-	3,461	36,523	3,616	(3,000)	40,600
Operating earnings (loss)	-	(3,461)	(3,962)	720	3,000	(3,703)
Foreign currency gain	-	-	-	104	-	104
Intercompany interest	-	29,344	(29,039)	(305)	-	-
Interest expense	-	(33,960)	(47)	-	-	(34,007)
Interest income	-	9	43	1	-	53
Gain on modification or extinguishment of debt	-	98,187	-	-	-	98,187
Intercompany administrative income	-	3,000	-	-	(3,000)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	93,119	(33,005)	520	-	60,634
Equity in subsidiaries' income (loss)	54,102	(28,985)	-	-	(25,117)	-
Income (loss) before provision
(benefit) for income taxes	54,102	64,134	(33,005)	520	(25,117)	60,634
Provision (benefit) for income taxes	-	10,032	(3,662)	162	-	6,532
Net income (loss)	$54,102	$54,102	$(29,343)	$358	$(25,117)	$54,102

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	1,314	-	1,314
Total comprehensive income (loss)	$54,102	$54,102	$(29,343)	$1,672	$(25,117)	$55,416

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of April 2, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$20,833	$(1,286)	$4,453	$-	$24,000
Accounts receivable, net	-	-	111,034	5,844	-	116,878
Inventories:
Raw materials	-	-	45,230	4,505	-	49,735
Work in process	-	-	26,804	814	-	27,618
Finished goods	-	-	43,695	2,183	-	45,878
Total inventory	-	-	115,729	7,502	-	123,231
Prepaid expenses and other
current assets	-	398	12,319	554	-	13,271
Deferred income taxes	-	-	10,020	14	-	10,034
Total current assets	-	21,231	247,816	18,367	-	287,414
Investments in subsidiaries	(242,977)	(136,284)	-	-	379,261	-
Property and Equipment, at cost:
Land	-	-	3,565	181	-	3,746
Buildings and improvements	-	-	34,745	1,161	-	35,906
Machinery and equipment	-	1,272	257,581	8,407	-	267,260
	-	1,272	295,891	9,749	-	306,912
Less accumulated depreciation	-	(635)	(188,788)	(4,878)	-	(194,301)
Total property and equipment, net	-	637	107,103	4,871	-	112,611
Other Assets:
Intangible assets, net	-	-	140,283	-	-	140,283
Goodwill	-	-	382,165	11,308	-	393,473
Deferred income taxes	-	-	-	2,349	-	2,349
Intercompany note receivable	-	856,739	-	-	(856,739)	-
Other	-	34,318	1,481	-	-	35,799
Total other assets	-	891,057	523,929	13,657	(856,739)	571,904
	$(242,977)	$776,641	$878,848	$36,895	$(477,478)	$971,929

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$1,079	$71,237	$3,217	$-	$75,533
Accrued expenses	-	18,553	57,298	977	-	76,828
Total current liabilities	-	19,632	128,535	4,194	-	152,361
Deferred income taxes	-	-	9,632	-	-	9,632
Intercompany note payable	-	-	856,739	-	(856,739)	-
Other long term liabilities	-	7,731	52,009	918	-	60,658
Long-term debt	-	992,255	-	-	-	992,255
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	321,839	321,839	430,843	6,516	(759,198)	321,839
(Accumulated deficit) retained earnings	(566,970)	(566,970)	(598,910)	18,574	1,147,306	(566,970)
Accumulated other
comprehensive income	2,154	2,154	-	6,693	(8,847)	2,154
Total stockholder's (deficit) equity	(242,977)	(242,977)	(168,067)	31,783	379,261	(242,977)
	$(242,977)	$776,641	$878,848	$36,895	$(477,478)	$971,929

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$12,172	$(1,117)	$6,443	$-	$17,498
Accounts receivable, net	-	-	90,387	7,472	-	97,859
Inventories:
Raw materials	-	-	35,890	3,938	-	39,828
Work in process	-	-	22,466	765	-	23,231
Finished goods	-	-	33,316	2,204	-	35,520
Total inventory	-	-	91,672	6,907	-	98,579
Prepaid expenses and other
current assets	-	356	9,573	704	-	10,633
Deferred income taxes	-	-	12,175	14	-	12,189
Total current assets	-	12,528	202,690	21,540	-	236,758
Investments in subsidiaries	(173,088)	(142,820)	-	-	315,908	-
Property and Equipment, at cost:
Land	-	-	3,565	176	-	3,741
Buildings and improvements	-	-	34,886	1,126	-	36,012
Machinery and equipment	-	1,272	255,060	7,968	-	264,300
	-	1,272	293,511	9,270	-	304,053
Less accumulated depreciation	-	(593)	(182,210)	(4,538)	-	(187,341)
Total property and equipment, net	-	679	111,301	4,732	-	116,712
Other Assets:
Intangible assets, net	-	-	146,965	-	-	146,965
Goodwill	-	-	382,472	10,961	-	393,433
Deferred income taxes	-	-	-	2,279	-	2,279
Intercompany note receivable	-	856,738	-	-	(856,738)	-
Other	-	24,590	1,500	-	-	26,090
Total other assets	-	881,328	530,937	13,240	(856,738)	568,767
	$(173,088)	$751,715	$844,928	$39,512	$(540,830)	$922,237

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$399	$50,280	$4,294	$-	$54,973
Accrued expenses	-	22,922	49,884	2,311	-	75,117
Total current liabilities	-	23,321	100,164	6,605	-	130,090
Deferred income taxes	-	-	10,583	-	-	10,583
Intercompany note payable	-	-	856,738	-	(856,738)	-
Other long term liabilities	-	7,319	51,369	1,801	-	60,489
Long-term debt	-	894,163	-	-	-	894,163
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	321,767	321,767	384,418	5,591	(711,776)	321,767
(Accumulated deficit) retained earnings	(496,078)	(496,078)	(558,344)	19,769	1,034,653	(496,078)
Accumulated other
comprehensive income	1,223	1,223	-	5,746	(6,969)	1,223
Total stockholder's (deficit) equity	(173,088)	(173,088)	(173,926)	31,106	315,908	(173,088)
	$(173,088)	$751,715	$844,928	$39,512	$(540,830)	$922,237

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 2, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net loss	$(70,892)	$(70,892)	$(40,566)	$(1,195)	$112,653	$(70,892)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization
expense	-	42	13,447	201	-	13,690
Non-cash interest expense, net	-	2,626	-	-	-	2,626
Gain on foreign currency transactions	-	-	-	(133)	-	(133)
Loss on modification or
extinguishment of debt	-	27,863	-	-	-	27,863
Deferred income taxes	-	-	1,231	(24)	-	1,207
Equity in subsidiaries' net loss	70,892	41,761	-	-	(112,653)	-
Other	-	-	(4)	(3)	-	(7)
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(20,647)	1,796	-	(18,851)
Inventories	-	-	(24,057)	(365)	-	(24,422)
Prepaid expenses and other
current assets	-	(44)	(6,966)	171	-	(6,839)
Accounts payable	-	680	20,975	(1,186)	-	20,469
Accrued expenses	-	(6,911)	12,108	(1,414)	-	3,783
Cash payments on restructuring liabilities	-	-	(407)	-	-	(407)
Other	-	72	(18)	159	-	213
Net cash used in
operating activities	-	(4,803)	(44,904)	(1,993)	-	(51,700)
Cash flows from investing
activities:
Capital expenditures	-	-	(2,567)	(194)	-	(2,761)
Other	-	-	9	-	-	9
Net cash used in
investing activities	-	-	(2,558)	(194)	-	(2,752)
Cash flows from financing
activities:
Proceeds from long-term debt	-	423,684	-	-	-	423,684
Payments on long-term debt	-	(348,684)	-	-	-	(348,684)
Proceeds from revolver credit facility	-	90,000	-	-	-	90,000
Payments on revolver credit facility	-	(30,000)	-	-	-	(30,000)
Proceeds from intercompany						-
investment	-	(47,366)	47,293	73	-	-
Payment of early tender premium on debt	-	(49,769)	-	-	-	(49,769)
Debt issuance costs paid	-	(23,218)	-	-	-	(23,218)
Equity contributions	-	-	-	-	-	-
Equity repurchases	-	(1,183)	-	-	-	(1,183)
Net cash provided by
financing activities	-	13,464	47,293	73	-	60,830
Impact of exchange rate movement
on cash	-	-	-	124	-	124
Net increase (decrease) in cash
and cash equivalents	-	8,661	(169)	(1,990)	-	6,502
Cash and cash equivalents at the
beginning of the period	-	12,172	(1,117)	6,443	-	17,498
Cash and cash equivalents at the end
of the period	$-	$20,833	$(1,286)	$4,453	$-	$24,000

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 3, 2010

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings,Inc.	Industries,Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$54,102	$54,102	$(29,343)	$358	$(25,117)	$54,102
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	42	15,217	195	-	15,454
Non-cash interest expense, net	-	2,730	-	-	-	2,730
Gain on foreign currency transactions		-	-	(104)	-	(104)
Gain on extinguishment of debt	-	(98,187)	-	-	-	(98,187)
Deferred income taxes	-	-	3,716	30	-	3,746
Equity in subsidiaries' net income (loss)	(54,102)	28,985	-	-	25,117	-
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(19,426)	(734)	-	(20,160)
Inventories	-	-	(11,956)	870	-	(11,086)
Prepaid expenses and other
current assets	-	13	(1,679)	(810)	-	(2,476)
Accounts payable	-	(882)	15,553	438	-	15,109
Accrued expenses	-	14,142	5,771	516	-	20,429
Cash payments on restructuring liabilities	-	-	(1,094)	-	-	(1,094)
Other	-	5	1	115	-	121
Net cash provided by (used in)
operating activities	-	950	(23,240)	874	-	(21,416)
Cash flows from investing
activities:
Capital expenditures	-	-	(2,987)	(42)	-	(3,029)
Proceeds from sale of assets	-	-	1	-	-	1
Net cash used in
investing activities	-	-	(2,986)	(42)	-	(3,028)
Cash flows from financing
activities:
Proceeds from long-term debt	-	145,709	-	-	-	145,709
Payments on long-term debt	-	(141,191)	-	-	-	(141,191)
Proceeds from revolver credit facility	-	40,000	-	-	-	40,000
Proceeds from intercompany						-
investment	-	(20,001)	24,462	(4,461)	-	-
Debt issuance costs paid	-	(4,868)	-	-	-	(4,868)
Equity contributions	-	1,200	-	-	-	1,200
Equity repurchases	-	(1,900)	-	-	-	(1,900)
Net cash provided by (used in)
financing activities	-	18,949	24,462	(4,461)	-	38,950
Impact of exchange rate movement
on cash	-	-	-	90	-	90
Net increase (decrease) in cash
and cash equivalents	-	19,899	(1,764)	(3,539)	-	14,596
Cash and cash equivalents at the
beginning of the period	-	7,341	2,592	7,130	-	17,063
Cash and cash equivalents at the end
of the period	$-	$27,240	$828	$3,591	$-	$31,659

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

Overview

We are a leading manufacturer of residential exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 60% and 40% of our sales, respectively, for the three months ended April 2, 2011.  These two segments produce a comprehensive product line of vinyl siding, designer accents and skirting, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

•
On October 31, 2006, Ply Gem completed the acquisition of Mastic Home Exteriors, Inc. (formerly known as Alcoa Home Exteriors) (“MHE”), a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories.  MHE is part of our Siding, Fencing, and Stone segment and operates under common leadership with our siding business.

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

Prior to January 11, 2010, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), which was a wholly owned subsidiary of Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”).  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation.  As a result, Ply Gem Holdings is a wholly owned subsidiary of Ply Gem Prime.

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of the $175.0 million senior secured asset-based revolving credit facility (the “ABL Facility”) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the indentures governing the 8.25% senior secured notes due 2018 (the “8.25% Senior Secured Notes”) and 13.125% senior subordinated notes due 2014 (the “13.125% Senior Subordinated Notes”) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

Financial statement presentation

Net Sales.  Net sales represent the fixed selling price of our products plus certain shipping charges less applicable provisions for discounts and allowances.  Allowances include cash discounts, volume rebates and returns.

Cost of products sold.  Cost of products sold includes direct material and manufacturing costs, manufacturing depreciation, third-party and in-house delivery costs and product warranty expense.

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A expenses”) includes all non-product related operating expenses, including selling, marketing, research and development costs, information technology, restructuring, and other general and administrative expenses.

Operating earnings (loss).  Operating earnings (loss) represents net sales less cost of products sold, SG&A expenses and amortization of intangible assets.

Impact of commodity pricing

PVC resin and aluminum are major components in the production of our products and changes in PVC resin and aluminum prices have a direct impact on our cost of products sold.  Historically, we have been able to pass on a substantial portion of significant price increases to our customers.  The results of operations for individual quarters can be negatively impacted by a delay between the time of raw material cost increases and price increases that we implement in our products, or conversely can be positively impacted by a delay between the time of a raw material price decrease and competitive pricing moves that we implement accordingly.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  We periodically evaluate these estimates and judgments based on available information and experience.  Actual results could differ from our estimates under different assumptions and conditions.  If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.  For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 1 to our condensed consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations included in this report.

	For the three months ended
(Amounts in thousands)	April 2, 2011	April 3, 2010
	(unaudited)	(unaudited)
Net Sales
Siding, Fencing, and Stone	$122,142	$117,668
Windows and Doors	77,965	86,537
Operating earnings (loss)
Siding, Fencing, and Stone	5,244	10,514
Windows and Doors	(15,201)	(10,756)
Unallocated	(4,309)	(3,461)
Foreign currency gain
Windows and Doors	133	104
Interest expense, net
Siding, Fencing, and Stone	24	43
Windows and Doors	8	(46)
Unallocated	(26,456)	(33,951)
Gain (loss) on modification or extinguishment of debt
Unallocated	(27,863)	98,187
Income tax expense
Unallocated	(2,472)	(6,532)

Net income (loss)	$(70,892)	$54,102

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	April 2, 2011		April 3, 2010
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$122,142	100%	$117,668	100%
Gross profit	22,075	18.1%	27,374	23.3%
SG&A expense	14,743	12.1%	14,729	12.5%
Amortization of intangible assets	2,088	1.7%	2,131	1.8%
Operating earnings	$5,244	4.3%	$10,514	8.9%

Net Sales

Net sales for the three months ended April 2, 2011 increased compared to the same period in 2010 by approximately $4.5 million, or 3.8%.  The net sales increase was primarily driven by market share gains in the three months ended April 2, 2011 relative to the three months ended April 3, 2010.  Included as a reduction of net sales for the three months ended April 2, 2011 was an inventory buyback for the lift-out of competitor’s inventory of approximately $7.9 million related to these market share gains.  Excluding the impact of this buyback, net sales would have increased 10.5% compared to the prior period.  Our market share gains allowed us to significantly outperform the vinyl siding industry for the first quarter of 2011.

For the three months ended April 2, 2011, we achieved a 3.8% sales increase despite a challenging U.S. housing market.  According to the U.S. Census Bureau, first quarter 2011 single family housing starts were estimated to decrease approximately 21% from actual levels achieved in the first quarter of 2010.  This decrease is attributable in part to the poor first quarter weather conditions that existed throughout the U.S. for much of the first quarter.  In addition, the 2010 first quarter single family housing activity was inflated as a direct result of the Federal First-Time and Repeat Home Buyer Tax Credit programs, which expired on April 30, 2010.  These tax incentives pulled demand into the first half of 2010 compared to the full year for 2010.  Finally, our sales increase for the three months ended April 2, 2011 were favorably impacted by higher selling prices that were increased in response to rising raw material and freight costs.

Gross Profit

Gross profit for the three months ended April 2, 2011 decreased compared to the same period in 2010 by approximately $5.3 million.  The gross profit decrease resulted from higher material and freight costs, which were negatively impacted by rising oil costs.  According to the London Metal Exchange, the price of aluminum has increased approximately 15.7% for the three months ended April 2, 2011 compared to the three months ended April 3, 2010.  In addition, market prices for PVC resin were estimated to have increased 5.7% for the three months ended April 2, 2011 compared to the three months ended April 3, 2010.

Gross profit percentage decreased from 23.3% for the three months ended April 3, 2010 to 18.1% for the three months ended April 2, 2011.  Included in gross profit is a net inventory buyback of approximately $6.7 million resulting from the buyback, or lift-out, of our competitor’s product on initial stocking orders partially offset by the scrap value of inventory received.  Our gross profit percentage for the three months ended April 2, 2011 would have been 22.1% excluding this buyback, which is lower than the prior year gross profit percentage due to material and freight cost increases not fully offset by our selling price increases.  Inventory buybacks in the 2010 period were approximately $0.2 million.

Selling, general and administrative expenses

SG&A expenses as a percentage of sales for the three months ended April 2, 2011 improved modestly as compared with the same period in 2010 at 12.1% and 12.5% of net sales, respectively.  We have effectively managed our SG&A expenses during the current housing market environment.

Amortization of intangible assets

Amortization expense for the three months ended April 2, 2011 was consistent with the same period in 2010.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	April 2, 2011		April 3, 2010
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$77,965	100%	$86,537	100%
Gross profit	5,707	7.3%	9,523	11.0%
SG&A expense	16,321	20.9%	15,625	18.1%
Amortization of intangible assets	4,587	5.9%	4,654	5.4%
Operating loss	(15,201)	-19.5%	(10,756)	-12.4%
Currency transaction gain	$133	0.2%	$104	0.1%

Net Sales

Net sales for the three months ended April 2, 2011 decreased compared to the same period in 2010 by approximately $8.6 million, or 9.9%.  The net sales decrease was driven by the aforementioned 21% decrease in U.S. single family housing starts for the three months ended April 2, 2011 compared to the three months ended April 3, 2010.  This housing industry decrease resulted in lower demand for our window and door products during the three months ended April 2, 2011.  In addition, sales of our window and door products in Western Canada were negatively impacted by market wide decreased demand that resulted from decreased housing starts in Alberta, Canada.  According to the Canadian Mortgage and Housing Corporation, housing starts in Alberta, Canada were estimated to have decreased by 22.6% in the first three months of 2011 as compared to the same period in 2010.  The decrease in unit volume sales was partially offset by increased selling prices that were increased in response to rising raw material and freight costs.

Gross Profit

Gross profit for the three months ended April 2, 2011 decreased compared to the same period in 2010 by approximately $3.8 million.  Gross profit as a percentage of sales decreased from 11.0% for the first quarter of 2010 to 7.3% for the first quarter of 2011.  The decline in the gross profit percentage is predominantly attributed to lower operating leverage on fixed costs which did not decrease in direct proportion to sales and increased material costs, including aluminum, as well as higher freight costs associated with the rising cost of oil that were not fully offset by our selling price increases.

Selling, general and administrative expenses

SG&A expenses for the three months ended April 2, 2011 increased compared to the same period in 2010 by approximately $0.7 million, or 4.5%.  The increase in SG&A expense was primarily driven by higher selling and marketing expenses due to expenses associated with the introduction of our new repair and remodeling window.

Amortization of intangible assets

Amortization expense for the three months ended April 2, 2011 was consistent with the same period in 2010.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the three months ended
(Amounts in thousands)	April 2, 2011	April 3, 2010
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(4,300)	$(3,452)
Amortization of intangible assets	(9)	(9)
Operating loss	(4,309)	(3,461)
Interest expense	(26,459)	(33,960)
Interest income	3	9
Gain (loss) on modification or extinguishment of debt	(27,863)	98,187
Provision for income taxes	$(2,472)	$(6,532)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended April 2, 2011 increased by approximately $0.8 million compared to the same period in 2010 primarily due to personnel costs and the transition of treasury functions to the corporate office.

Interest expense

Interest expense for the three months ended April 2, 2011 decreased by approximately $7.5 million compared to the same period in 2010.  The decrease was primarily due to the deleveraging event that occurred in February 2010 and the debt refinancings that were completed during January and February 2011.  Specifically, the net decrease was due to the following:

•	a decrease of approximately $12.4 million of interest on the 11.75% Senior Secured Notes, which were purchased and redeemed in February and March 2011,
•	a decrease of approximately $3.9 million of interest on the 9% Senior Subordinated Notes, which were redeemed in February 2010,
•	an increase of approximately $8.8 million of interest on the new 8.25% Senior Secured Notes, which were issued in February 2011,
•	an increase of approximately $0.5 million of interest on the 13.125% Senior Subordinated notes, which were issued in January 2010,
•	a decrease of approximately $0.4 million of interest on our ABL Facility borrowings, primarily due to a decrease in the interest rate,
•
a decrease of approximately $0.5 million due to the write off of a portion of the capitalized financing costs related to the 11.75% Senior Secured Notes purchased and redeemed in February and March 2011, and

•	an increase of approximately $0.4 million due to the amortization of the discount and tender premium on the 8.25% Senior Secured Notes, which were issued in February 2011.

Gain (loss) on modification or extinguishment of debt

As a result of the debt refinancings during January and February 2011, as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification/extinguishment of debt of approximately $27.9 million for the three months ended April 2, 2011.  The loss consisted of the write off of a portion of the tender premium paid with the redemption of the 11.75% Senior Secured Notes of approximately $10.9 million, the write off of a portion of the capitalized bond discount related to the 11.75% Senior Secured Notes of approximately $0.8 million, the write off of a portion of the capitalized financing costs related to the 11.75% Senior Secured Notes of approximately $2.8 million, the write off of the capitalized financing costs related to the previous ABL Facility of approximately $1.2 million, and the expense of certain third-party financing costs related to the 8.25% Senior Secured Notes of approximately $12.2 million.  The loss was recorded separately in the condensed consolidated statement of operations for the three months ended April 2, 2011.

We also recognized an approximate $98.2 million gain on extinguishment during 2010 as a result of a financing transaction in February 2010.  As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, we recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  As a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of our controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million on February 12, 2010, we recognized a gain on extinguishment of approximately $100.4 million including the write off of unamortized debt issuance costs of approximately $3.5 million.  The net $98.2 million gain on debt extinguishment was recorded separately in the condensed consolidated statement of operations for three months ended April 3, 2010.

Income taxes

The income tax provision for the three months ended April 2, 2011 decreased by approximately $4.1 million compared to the same period in 2010.  Our pre-tax loss for the three months ended April 2, 2011 was approximately $68.4 million compared to pre-tax income of approximately $60.6 million for the three months ended April 3, 2010.  For the three months ended April 2, 2011, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, foreign income tax expense, and changes in the valuation allowance.  During the three months ended April 2, 2011, our effective tax rate was consistent with our expectations for the full 2011 fiscal year.

Liquidity and Capital Resources

During the three months ended April 2, 2011, cash increased approximately $6.5 million compared to an increase of approximately $14.6 million during the three months ended April 3, 2010.  The decrease in cash generated was primarily due to lower sales and increased material costs.

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

Our primary cash needs are for debt service, capital expenditures, and working capital.  As of April 2, 2011, our annual interest charges for debt service, including the ABL Facility, are estimated to be approximately $87.8 million.  We do not have any scheduled debt maturities until 2014.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.4% to 1.6% of net sales on an annual basis.  As of April 2, 2011, our purchase commitments for inventory are approximately $79.4 million.  We finance these cash requirements through internally generated cash flow and funds borrowed under the ABL Facility.

Our outstanding indebtedness will mature in 2014 and 2018.  Although we expect to refinance or pay off such indebtedness, we may not be successful in refinancing, extending the maturity or otherwise amending the terms of such indebtedness because of market conditions, disruptions in the debt markets, our financial performance or other reasons. Furthermore, the terms of any refinancing, extension or amendment may not be as favorable as the current terms of our indebtedness. If we are not successful in refinancing our indebtedness or extending its maturity, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness.

Our specific cash flow movement for the three months ended April 2, 2011 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the three months ended April 2, 2011 was approximately $51.7 million as compared to approximately $21.4 million for the three months ended April 3, 2010.  The increase in cash used in operating activities was primarily caused by lower net income as a result of higher commodity costs in the three months ended April 2, 2011 as compared to the prior year, interest payment timing, and increased working capital usage.  Operating loss for the three months ended April 2, 2011 was $14.3 million compared to an operating loss of approximately $3.7 million for the three months ended April 3, 2010.  In conjunction with the debt refinancing of the 11.75% Senior Secured Notes that occurred in February 2011, we made a closing interest payment of approximately $13.1 million for the 11.75% Senior Secured Notes.  Historically, the interest payments on the 11.75% Senior Secured Notes were made in June and December.  As a result, we paid interest sooner in 2011 compared to the prior year, which resulted in less cash as of April 2, 2011 relative to April 3, 2010.  In addition, the Company’s working capital change for the first quarter of 2011 resulted in a use of approximately $6.7 million.

Cash used in investing activities

Net cash used in investing activities for the three months ended April 2, 2011 and April 3, 2010 was approximately $2.8 million and $3.0 million, respectively, primarily used for capital expenditures.

Cash provided by financing activities

Net cash provided by financing activities for the three months ended April 2, 2011 was approximately $60.8 million, primarily from net revolver borrowings of $60.0 million under the ABL Facility, net proceeds of $75.0 million from the debt refinancing for the 8.25% Senior Secured Notes, offset by early tender premium payments of approximately $49.8 million and debt issuance costs of approximately $23.2 million during the first quarter.  Net cash provided by financing activities for the three months ended April 3, 2010 was approximately $39.0 million and consisted primarily from revolver borrowings of $40.0 million under the ABL Facility and proceeds from long-term debt of approximately $145.7 million, offset by the approximate $141.2 redemption of 9% Senior Subordinated Notes, and debt issuance costs of approximately $4.9 million.

Our specific debt instruments and terms are described below:

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of 11.75% Senior Secured Notes at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Interest was paid semi-annually on June 15 and December 15 of each year.  On October 23, 2009, Ply Gem Industries issued an additional $25.0 million of its 11.75% Senior Secured Notes in a private placement transaction.  The additional $25.0 million of 11.75% Senior Secured Notes had the same terms and covenants as the initial $700.0 million of 11.75% Senior Secured Notes.

On February 11, 2011, we purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, we purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, we redeemed the remaining approximate $0.4 million at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As a result of these transactions, we paid cumulative early tender premiums of approximately $49.8 million during the quarter ended April 2, 2011.  As of April 2, 2011, there were no amounts outstanding for the 11.75% Senior Secured Notes.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes due 2018 (“8.25% Senior Secured Notes”) at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes, and to pay related fees and expenses.  A portion of the early tender premiums and the original unamortized discount on the 11.75% Senior Secured Notes was recorded as a discount on the $800.0 million of 8.25% Senior Secured Notes given that the 2011 transaction was predominately accounted for as a loan modification.  These discounts amounted to $44.4 million as of April 2, 2011.  See “Gain (loss) on debt modification or extinguishment” for additional details.  The 8.25% Senior Secured Notes will mature on February 15, 2018 and bear interest at the rate of 8.25% per annum.  Interest will be paid semi-annually on February 15 and August 15 of each year.

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

The 8.25% Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the 8.25% Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries and its restricted subsidiaries may only incur additional debt in limited circumstances, including, but not limited to, debt under our credit facilities not to exceed the greater of (x) $250 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (y) the borrowing base; purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding, debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries and its restricted subsidiaries are limited in their ability to make certain payments, pay dividends or make other distributions to Ply Gem Holdings. Permitted payments, dividends and distributions include, but are not limited to, those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

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

In addition, our stock ownership in our subsidiaries collateralizes the 8.25% Senior Secured Notes to the extent that such equity interests and other securities can secure the 8.25% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the SEC.

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, we amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of April 2, 2011, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011.

Senior Secured-Asset Based Revolving Credit Facility due 2016

On January 26, 2011, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into a new ABL Facility.  Ply Gem Industries and Ply Gem Canada used the initial borrowing under the new ABL Facility to repay all of the outstanding indebtedness (including all accrued interest) under the Senior Secured Asset-Based Revolving Credit Facility due 2013.  The new ABL Facility provides for revolving credit financing of up to $175.0 million, subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  Under the new ABL Facility, $160.0 million is available to Ply Gem Industries and $15.0 million is available to Ply Gem Canada.  In addition, the new ABL Facility provides that the revolving commitments may be increased to $250.0 million, subject to certain terms and conditions.  All outstanding loans under the new ABL Facility are due and payable in full on January 26, 2016 (or April 15, 2014 if the 13.125% Senior Subordinated Notes are not repaid or refinanced by such date).

Borrowings under the new ABL Facility bear interest at a rate per annum equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of the administrative agent and (2) the federal funds effective rate plus 0.5% or (b) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  The initial applicable margin for borrowings under the new ABL Facility is 1.50% for base rate loans and 2.50% for Eurodollar rate loans.  The applicable margin for borrowings under the new ABL Facility are subject to step ups and step downs based on average excess availability under that facility.  Swingline loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of April 2, 2011, our interest rate on the new ABL Facility was approximately 2.8%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if our excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if our excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million.

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

As of April 2, 2011, Ply Gem Industries had approximately $78.3 million of contractual availability and approximately $58.5 million of borrowing base availability under the new ABL Facility, reflecting $90.0 million of borrowings outstanding and approximately $6.7 million of letters of credit and priority payables reserves.

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

In connection with the issuance of $150.0 million of the 13.125% Senior Subordinated Notes on January 11, 2010, Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  Approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the CI Partnerships were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime. Such notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  As of April 3, 2010, there were no 9% Senior subordinated Notes outstanding.

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

Prior to January 15, 2012, Ply Gem Industries may redeem up to 40% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 113.125% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any, provided that at least 60% of the original aggregate principal amount of the 13.125% Senior Subordinated Notes remains outstanding after the redemption.  On or after January 15, 2012, and prior to January 15, 2013, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 103% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any.  On or after January 15, 2013, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any, to the redemption date.  At any time on or after January 15, 2012, Ply Gem Industries may redeem the 13.125% Senior Subordinated Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 13.125% Senior Subordinated Notes, plus, in each case, accrued and unpaid interest, if any, to the redemption date.

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

Gain (loss) on debt modification or extinguishment

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during the three months ended April 2, 2011, we performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, we evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt.  We determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes.  We incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as loss on extinguishment of debt in the condensed consolidated statement of operations.  We also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction.  We also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.2 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations.

As a result of the ABL Facility refinancing that was conducted during the first quarter of 2011, we evaluated the proper accounting treatment for the debt issuance costs associated with the prior ABL Facility and the new ABL Facility as there were certain members of the loan syndication that existed in both facilities and other members who were not participants in the new ABL Facility.  Based on this evaluation, we expensed approximately $1.2 million of debt issuance costs as a loss on modification or extinguishment of debt and recorded approximately $2.1 million of debt issuance costs.

As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, we recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write-off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of our controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, we recognized a gain on extinguishment of approximately $100.4 million, including the write-off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million gain on debt extinguishment was recorded separately in the accompanying condensed consolidated statement of operations for the three months ended April 3, 2010.

Based on these financing transactions, we recognized a loss on debt modification or extinguishment of approximately $27.9 million and a gain on debt extinguishment of approximately $98.2 million for the three months ended April 2, 2011 and April 3, 2010, respectively, as summarized in the table below.

	For the three months ended
(Amounts in thousands)	April 2, 2011	April 3, 2010

Gain (loss) on extinguishment of debt:
Tender premium	$(10,883)	$-
11.75% Senior Secured Notes unamortized discount	(775)	-
11.75% Senior Secured Notes unamortized debt issuance costs	(2,757)	-
	(14,415)	-

Carrying value of 9% Senior Subordinated Notes	$-	$360,000
9% Senior Subordinated Notes unamortized debt issuance costs	-	(5,780)
9% Senior Subordinated Notes unamortized premium	-	100
Reacquisition price of 9% Senior Subordinated Notes	-	(256,133)
	$-	$98,187
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	(12,261)	-
Unamortized debt issuance costs for previous ABL Facility	(1,187)	-
	(13,448)	-

Total gain (loss) on modification or extinguishment of debt	$(27,863)	$98,187

Liquidity requirements

We intend to fund our ongoing capital and working capital requirements, including our internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under our ABL Facility.  We believe that we will continue to meet our liquidity requirements over the next 12 months.  We believe that our operating units are positive cash flow generating units and will continue to sustain their operations without any significant liquidity concerns.  The performance of these operating units is significantly impacted by the performance of the housing industry, specifically single family housing starts and the repair and remodeling activity.  Any unforeseen or unanticipated downturn in the housing industry could have a negative impact on our liquidity position.

Management anticipates that our current liquidity position, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of April 2, 2011, we had cash and cash equivalents of approximately $24.0 million, $78.3 million of contractual availability under the ABL Facility and approximately $58.5 million of borrowing base availability.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K, we have a potential obligation related to certain tax issues of approximately $10.2 million, including interest of approximately $1.5 million.  The timing of the potential tax payments is unknown.

Inflation; Seasonality

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence and unemployment.  We do not believe that inflation, net of our corresponding price increases for material cost increases, has had a material impact on our business, financial condition or results of operations.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and other cautionary statements included therein and herein.

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and the following:

•	our high degree of leverage and significant debt service obligations;

•	restrictions under the indentures governing the 8.25% Senior Secured Notes and the 13.125% Senior Subordinated Notes and restrictions under our ABL Facility;

•	the competitive nature of our industry;

•	changes in interest rates, and general economic, home repair and remodeling and new home construction market conditions;

•	changes in the price and availability of raw materials; and

•	changes in our relationships with our significant customers.

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.  We undertake no obligation to update the forward-looking statements in this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $175.0 million as of April 2, 2011, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility was fully drawn as of April 2, 2011, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.4 million per year.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three month period ended April 2, 2011, the net impact of foreign currency changes to our results of operations was a gain of approximately $0.1 million.  The impact of foreign currency changes related to translation resulted in a decrease in stockholder’s (deficit) of approximately $0.9 million for the three months ended April 2, 2011.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At April 2, 2011, we did not have any outstanding foreign currency hedging contracts.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost increases, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation.

Consumer and Commercial Credit

As general economic conditions in the United States have deteriorated significantly over the past three years, the availability of consumer and commercial credit has tightened.  As such, we have increased our focus on the credit worthiness of our customers.  These procedures are necessary to ensure that our allowance for doubtful accounts is adequate and that we are performing proper due diligence prior to initiating sales.  We will continue to monitor these statistics to ensure that issues, if any, are identified in a timely manner to reduce risk and minimize our bad debt exposure.  If general economic conditions continue to worsen, additional reserves may be necessary.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of April 2, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 2, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during the three month period ended April 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.                                                 EXHIBITS

(a)   Exhibits

Exhibit No.                                                                  Description of Exhibits

* 31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification by Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 32.2	Certification by Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  May 16, 2011

By:	/s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date:  May 16, 2011

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary