Form 10-Q
period 2011-07-02
PLY GEM HOLDINGS INC
filed 2011-08-15
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011
or
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
Yes [  ]                 No [X]*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of August 15, 2011, there were 100 shares of common stock, $0.01 par value, outstanding.

 * The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it was required to file such reports.  The registrant became subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934 on June 27, 2011.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED JULY 2, 2011

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations -
	Three months ended July 2, 2011 and July 3, 2010	1

	Condensed Consolidated Statements of Operations -
	Six months ended July 2, 2011 and July 3, 2010	2

	Condensed Consolidated Balance Sheets -
	July 2, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Cash Flows -
	Six months ended July 2, 2011 and July 3, 2010	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 4.	Controls and Procedures	45

PART II – OTHER INFORMATION

Item 6.	Exhibits	46

Signatures		47

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
(Amounts in thousands)	July 2, 2011	July 3, 2010

Net sales	$294,491	$301,660
Cost of products sold	227,462	231,085
Gross profit	67,029	70,575
Operating expenses:
Selling, general and administrative expenses	34,563	33,499
Amortization of intangible assets	6,669	6,791
Total operating expenses	41,232	40,290
Operating earnings	25,797	30,285
Foreign currency gain	218	122
Interest expense	(24,939)	(30,207)
Interest income	28	55
Income before provision (benefit) for income taxes	1,104	255
Provision (benefit) for income taxes	(959)	664
Net income (loss)	$2,063	$(409)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended
(Amounts in thousands)	July 2, 2011	July 3, 2010

Net sales	$494,598	$505,865
Cost of products sold	399,787	398,393
Gross profit	94,811	107,472
Operating expenses:
Selling, general and administrative expenses	69,927	67,305
Amortization of intangible assets	13,353	13,585
Total operating expenses	83,280	80,890
Operating earnings	11,531	26,582
Foreign currency gain	351	226
Interest expense	(51,399)	(64,214)
Interest income	64	108
Gain (loss) on modification or extinguishment of debt	(27,863)	98,187
Income (loss) before provision for income taxes	(67,316)	60,889
Provision for income taxes	1,513	7,196
Net income (loss)	$(68,829)	$53,693

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	July 2, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$24,069	$17,498
Accounts receivable, less allowances of $4,731 and $5,294, respectively	150,652	97,859
Inventories:
Raw materials	56,678	39,828
Work in process	27,823	23,231
Finished goods	47,342	35,520
Total inventory	131,843	98,579
Prepaid expenses and other current assets	15,044	10,633
Deferred income taxes	9,147	12,189
Total current assets	330,755	236,758
Property and Equipment, at cost:
Land	3,746	3,741
Buildings and improvements	36,229	36,012
Machinery and equipment	269,283	264,300
Total property and equipment	309,258	304,053
Less accumulated depreciation	(200,980)	(187,341)
Total property and equipment, net	108,278	116,712
Other Assets:
Intangible assets, net	133,614	146,965
Goodwill	393,473	393,433
Deferred income taxes	2,349	2,279
Other	35,833	26,090
Total other assets	565,269	568,767
	$1,004,302	$922,237
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$83,172	$54,973
Accrued expenses	105,470	75,117
Total current liabilities	188,642	130,090
Deferred income taxes	14,481	10,583
Other long term liabilities	53,203	60,489
Long-term debt	988,771	894,163

Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	321,906	321,767
Accumulated deficit	(564,907)	(496,078)
Accumulated other comprehensive income	2,206	1,223
Total stockholder's deficit	(240,795)	(173,088)
	$1,004,302	$922,237

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
(Amounts in thousands)	July 2, 2011	July 3, 2010

Cash flows from operating activities:
Net income (loss)	$(68,829)	$53,693
Adjustments to reconcile net income (loss) to cash
used in operating activities:
Depreciation and amortization expense	27,083	31,165
Non-cash interest expense, net	5,344	5,038
Gain on foreign currency transactions	(351)	(226)
(Gain) loss on modification or extinguishment of debt	27,863	(98,187)
Deferred income taxes	328	3,565
Other	(5)	28
Changes in operating assets and liabilities:
Accounts receivable, net	(53,949)	(50,880)
Inventories	(32,997)	(21,310)
Prepaid expenses and other assets	(4,115)	539
Accounts payable	27,863	23,350
Accrued expenses	30,351	10,266
Cash payments on restructuring liabilities	(407)	(1,640)
Other	496	185
Net cash used in operating activities	(41,325)	(44,414)
Cash flows from investing activities:
Capital expenditures	(5,155)	(5,514)
Proceeds from sale of assets	10	52
Net cash used in investing activities	(5,145)	(5,462)
Cash flows from financing activities:
Proceeds from long-term debt	423,684	145,709
Payments on long-term debt	(348,684)	(141,191)
Net revolver borrowings	85,000	45,000
Payments on previous revolver credit facility	(30,000)	-
Payment of early tender premium	(49,769)	-
Debt issuance costs paid	(26,082)	(4,919)
Tax payments on behalf of parent	-	(1,532)
Equity contributions	-	2,428
Equity repurchases	(1,183)	(2,978)
Net cash provided by financing activities	52,966	42,517
Impact of exchange rate movements on cash	75	(44)
Net increase (decrease) in cash and cash equivalents	6,571	(7,403)
Cash and cash equivalents at the beginning of the period	17,498	17,063
Cash and cash equivalents at the end of the period	$24,069	$9,660

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2011.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2010 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2011 through July 2, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations for the three and six month periods ended July 2, 2011 and July 3, 2010, the condensed consolidated statements of cash flows for the six month periods ended July 2, 2011 and July 3, 2010, and the condensed consolidated balance sheets for the Company as of July 2, 2011 and December 31, 2010.

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

Accounts receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $4.7 million and $5.3 million at July 2, 2011 and December 31, 2010, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience.  If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed.  The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.  During the three months ended July 2, 2011, the Company reclassified approximately $1.4 million from accounts receivable to a note receivable, which is classified as other assets in the accompanying condensed consolidated balance sheet.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales may cause actual results to differ from estimates at the time such inventory is disposed or sold.   As of July 2, 2011, the Company had inventory purchase commitments of approximately $47.1 million.  Inventory reserves were approximately $7.1 million at July 2, 2011, decreasing approximately $0.1 million compared to the December 31, 2010 reserve balance of approximately $7.2 million.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) Siding, Fencing, and Stone (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), and (iii) Ply Gem Canada (formerly known as CWD Windows and Doors, Inc.) in the Windows and Doors segment.  For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indications of impairment during the three and six months ended July 2, 2011.

Goodwill

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indications of impairment during the three and six months ended July 2, 2011 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs, net of accumulated amortization, were approximately $29.2 million and $20.6 million at July 2, 2011 and December 31, 2010, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets.  Amortization of debt issuance costs for the three month periods ended July 2, 2011 and July 3, 2010 was approximately $1.2 million and $1.5 million, respectively.  Amortization of debt issuance costs for the six month periods ended July 2, 2011 and July 3, 2010 was approximately $2.6 million and $3.5 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations.

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings on behalf of itself, Ply Gem Holdings, and Ply Gem Industries and its subsidiaries.  We have executed a tax sharing agreement with Ply Gem Holdings and Ply Gem Investment Holdings (Ply Gem Investment Holdings has since been merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation), pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  Ply Gem Canada files separate Canadian income tax returns.

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

For the three month periods ended July 2, 2011 and July 3, 2010, the Company recorded a gain from foreign currency transactions of approximately $0.2 million and $0.1 million, respectively.  For the six month periods ended July 2, 2011 and July 3, 2010, the Company recorded a gain from foreign currency transactions of approximately $0.4 million and $0.2 million, respectively.  As of July 2, 2011 and December 31, 2010, accumulated other comprehensive income included a currency translation adjustment of approximately $1.0 million and $1.6 million, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

				Significant
(Amounts in thousands)				Other	Significant
		Fair	Quoted Prices	Observable	Unobservable
	Carrying	Value	in Active Markets	Inputs	Inputs
	Value *	Total	(Level 1)	(Level 2)	(Level 3)
As of July 2, 2011
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$158,250	$158,250	$-	$-
Senior Secured Notes-8.25%	800,000	762,000	762,000	-	-
	$950,000	$920,250	$920,250	$-	$-

As of December 31, 2010
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$159,375	$159,375	$-	$-
Senior Secured Notes-11.75%	725,000	775,750	775,750	-	-
	$875,000	$935,125	$935,125	$-	$-

*Carrying values exclude unamortized discounts for long-term debt.

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.

New Accounting Pronouncements

In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance for goodwill and other intangibles, specifically when to perform Step Two of goodwill impairment tests for reporting units with zero or negative carrying amounts.  The guidance modifies Step One of the goodwill impairment test for reporting units with zero or negative carrying amounts.  For those reporting units, an entity is required to perform Step Two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists.  In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The adoption of this standard did not have an effect on the Company’s financial position and results of operations.

In June 2011, the FASB issued an accounting standards update to comprehensive income aimed at increasing the prominence of items reported in other comprehensive income in the financial statements.  This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders' equity.   In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income.  This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  This requirement will become effective for the Company beginning with the first quarter 2012 Form 10-Q filing and will require retrospective application for all periods presented.  Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income.  Other than the change in presentation, management has determined these changes will not have an impact on the consolidated financial statements.

2.  GOODWILL

The Company records the excess of purchase price over the fair value of the net assets of acquired companies as goodwill or other identifiable intangible assets.  The Company performs an annual test for goodwill impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company aggregated US Windows and Ply Gem Canada, which represent components of the Windows and Doors operating segment, into a single reporting unit since they have similar economic characteristics and certain interdependencies.  Thus, the Company has two reporting units: (1) Siding, Fencing, and Stone and (2) Windows and Doors.  Separate valuations are performed for each of these reporting units in order to test for impairment.

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  There was no goodwill impairment at December 31, 2010 and no impairment indicators which would trigger an interim impairment test during the three and six months ended July 2, 2011.

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

The reporting unit goodwill balances were as follows as of July 2, 2011 and December 31, 2010:

(Amounts in thousands)
	July 2, 2011	December 31, 2010
Siding, Fencing and Stone	$320,107	$320,107
Windows and Doors	73,366	73,326
	$393,473	$393,433

3.  INTANGIBLE ASSETS

The following table presents the components of intangible assets as of July 2, 2011 and December 31, 2010:

	Average
	Amortization
(Amounts in thousands)	Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of July 2, 2011:
Patents	14	$12,770	$(6,890)	$5,880
Trademarks/Tradenames	11	85,644	(41,589)	44,055
Customer relationships	13	158,158	(74,761)	83,397
Other		1,633	(1,351)	282
Total intangible assets	13	$258,205	$(124,591)	$133,614

As of December 31, 2010:
Patents	14	$12,770	$(6,418)	$6,352
Trademarks/Tradenames	11	85,644	(34,885)	50,759
Customer relationships	13	158,158	(68,651)	89,507
Other		1,631	(1,284)	347
Total intangible assets	13	$258,203	$(111,238)	$146,965

Estimated amortization expense for the remainder of 2011 and for fiscal years 2012, 2013, 2014, and 2015 is shown in the following table:

(Amounts in thousands)	Amortization expense

2011 (remainder of year)	$13,269
2012	26,585
2013	16,433
2014	14,985
2015	14,818

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

(Amounts in thousands)	For the three months ended		For the six months ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income (loss)	$2,063	$(409)	$(68,829)	$53,693
Foreign currency translation adjustment	52	(1,731)	983	(417)
Comprehensive income (loss)	$2,115	$(2,140)	$(67,846)	$53,276

5.  LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at July 2, 2011 and December 31, 2010 consists of the following:

(Amounts in thousands)	July 2, 2011	December 31, 2010

Senior secured asset based revolving credit facility	$85,000	$30,000
11.75% Senior secured notes due 2013, net of
unamortized discount of $0 and $7,318	-	717,682
8.25% Senior secured notes due 2018, net of
unamortized early tender premium and
discount of $43,110 and $0	756,890	-
13.125% Senior subordinated notes due 2014, net of
unamortized discount of $3,119 and $3,519	146,881	146,481
	$988,771	$894,163

2011 developments

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

On February 11, 2011, the Company purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, the Company purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, the Company redeemed the remaining approximate $0.4 million at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As a result of these transactions, the Company paid cumulative early tender premiums of approximately $49.8 million during the six months ended July 2, 2011.  Following the redemption on March 13, 2011, there were no longer any 11.75% Senior Secured Notes outstanding.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.

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

The 8.25% Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the 8.25% Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries and its restricted subsidiaries may only incur additional debt in limited circumstances, including, but not limited to, debt under our credit facilities not to exceed the greater of (x) $250 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (y) the borrowing base; purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries and its restricted subsidiaries are limited in their ability to make certain payments, pay dividends or make other distributions to Ply Gem Holdings.  Permitted payments, dividends and distributions include, but are not limited to, those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

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

On August 4, 2011, Ply Gem Industries completed its exchange offer with respect to the 8.25% Senior Secured Notes by exchanging $800.0 million 8.25% Senior Secured Notes, which were registered under the Securities Act, for $800.0 million of the issued and outstanding 8.25% Senior Secured Notes.  Upon completion of the exchange offer, all issued and outstanding 8.25% Senior Secured Notes were registered under the Securities Act.

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, the Company amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of July 2, 2011, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of July 2, 2011, the Company’s interest rate on the new ABL Facility was approximately 2.8%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million.

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

As of July 2, 2011, Ply Gem Industries had approximately $84.1 million of contractual availability and approximately $82.3 million of borrowing base availability under the new ABL Facility, reflecting $85.0 million of borrowings outstanding and approximately $5.9 million of letters of credit and priority payables reserves.

During August 2011, the Company exercised the accordion feature under the ABL Facility for $37.5 million, or 50% of the eligible accordion, increasing the Company’s ABL Facility from $175.0 million to $212.5 million.  Under the terms of the ABL Facility, the Company has the ability to further increase the revolving commitments up to another $37.5 million to $250.0 million.  In addition to the $37.5 million accordion exercise, the Company amended the existing ABL Facility to include, among other things, the following: (i) increased the limitation on the Canadian excess availability threshold to 25% from 15% for purposes of determining whether a covenant trigger event has occurred, (ii) created the option for the Company to provide interim borrowing base certificates, at its sole discretion, in periods of significant mid-month working capital increases, (iii) adjusted the Canadian borrowing base definition to include U.S. excess availability, (iv) excluded from the definition of restricted payments $12.6 million of future equity repurchases from certain executive officers, (v) modified the floor of the cash dominion event from $20.0 million to $17.5 million for the months of January, February, and March, and (vi) modified the asset disposition prohibition to exclude certain assets.  Considering these subsequent amendments and the exercise of the $37.5 million accordion feature, the Company would have had approximately $120.8 million of contractual availability and approximately $90.0 million of borrowing base availability under the ABL Facility as of July 2, 2011.

9.00% Senior Subordinated Notes due 2012

Concurrently with the acquisition of Ply Gem Industries on February 12, 2004, Ply Gem Industries issued $225.0 million aggregate principal amount of its 9% Senior Subordinated Notes, which were guaranteed by the Guarantors.  Subsequently, in August 2004, in connection with the acquisition of MWM Holding, Inc. (“MWM Holding”), Ply Gem Industries issued an additional $135.0 million of 9% Senior Subordinated Notes, which were also guaranteed by the Guarantors, including MWM Holding and its subsidiaries.  Ply Gem Industries paid interest semi-annually on February 15 and August 15 of each year.  As of December 31, 2009, certain affiliates of the CI Partnerships owned approximately $281.4 million of the outstanding 9% Senior Subordinated Notes.

In connection with the issuance of $150.0 million of the 13.125% Senior Subordinated Notes on January 11, 2010, Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  Approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the CI Partnerships were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime.  Such notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  As of July 3, 2010, there were no 9% Senior Subordinated Notes outstanding.

13.125% Senior Subordinated Notes due 2014

On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its previous 9% Senior Subordinated Notes due 2012 and to pay certain related costs and expenses.  The 13.125% Senior Subordinated Notes will mature on July 15, 2014 and bear interest at the rate of 13.125% per annum.  Interest will be paid semi-annually on January 15 and July 15 of each year.

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

The 13.125% Senior Subordinated Notes are unsecured and subordinated in right of payment to all of the Company’s existing and future debt, including the ABL Facility and the 8.25% Senior Secured Notes.  The 13.125% Senior Subordinated Notes are unconditionally guaranteed on a joint and several basis by the Guarantors (other than certain unrestricted subsidiaries) on a senior subordinated basis.  The guarantees are general unsecured obligations and are subordinated in right of payment to all existing senior debt of the Guarantors, including their guarantees of the 8.25% Senior Secured Notes and the ABL Facility.

The indenture governing the 13.125% Senior Subordinated Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets.  In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including, debt under credit facilities not to exceed the sum of (a) the greater of (i) $250.0 million and (ii) the borrowing base and (b) the greater of (i) $725.0 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (ii) an amount that is three times Consolidated Cash Flow (as defined in the indenture) for the four-quarter period;  purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $25.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings.  Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $500,000 in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million.  Ply Gem Industries may also pay dividends or make other distributions to Ply Gem Holdings so long as it can incur $1.00 of additional debt pursuant to the 2.00 to 1.00 consolidated interest coverage ratio test described above and so long as the aggregate amount of such dividend or distribution together with certain other dividends and distributions does not exceed 50% of consolidated net income plus certain other items.

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

Gain (loss) on debt modification or extinguishment

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during the six months ended July 2, 2011, the Company performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, the Company evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt.  The Company determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes.  The Company incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as loss on extinguishment of debt in the condensed consolidated statement of operations.  The Company also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction.  The Company also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.2 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations.

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

As a result of the $141.2 million redemption of the previous 9% Senior Subordinated Notes on February 16, 2010, the Company recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write-off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of the Company’s controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, the Company recognized a gain on extinguishment of approximately $100.4 million, including the write-off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million gain on debt extinguishment was recorded separately in the accompanying condensed consolidated statement of operations for the six months ended July 3, 2010.

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $27.9 million and a gain on debt extinguishment of approximately $98.2 million for the six months ended July 2, 2011 and July 3, 2010, respectively, as summarized in the table below.

	For the six months ended
(Amounts in thousands)	July 2, 2011	July 3, 2010

Gain (loss) on extinguishment of debt:
Tender premium	$(10,883)	$-
11.75% Senior Secured Notes unamortized discount	(775)	-
11.75% Senior Secured Notes unamortized debt issuance costs	(2,757)	-
	(14,415)	-

Carrying value of 9% Senior Subordinated Notes	-	360,000
9% Senior Subordinated Notes unamortized debt issuance costs	-	(5,780)
9% Senior Subordinated Notes unamortized premium	-	100
Reaquisition price of 9% Senior Subordinated Notes	-	(256,133)
	-	98,187
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	(12,261)	-
Unamortized debt issuance costs for previous ABL Facility	(1,187)	-
	(13,448)	-

Total gain (loss) on modification or extinguishment of debt	$(27,863)	$98,187

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan.

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Service cost	$27	$40	$54	$80
Interest cost	493	507	986	1,013
Expected return on plan assets	(488)	(453)	(976)	(906)
Amortization of loss	77	78	154	156
Net periodic expense	$109	$172	$218	$343

7.  COMMITMENTS AND CONTINGENCIES

Indemnification

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $3.7 million and $3.9 million at July 2, 2011 and December 31, 2010, respectively.  As of July 2, 2011 and December 31, 2010, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million in current liabilities, and $3.3 million and $3.5 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	July 2, 2011	December 31, 2010

Product claim liabilities	$199	$216
Multiemployer pension plan withdrawal liability	2,967	3,079
Other	576	602
	$3,742	$3,897

Warranty claims

The Company sells a number of products and offers a number of warranties on these products.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs expected to be incurred under its warranties and records a liability for such costs at the time of sale, which is recorded in both accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of July 2, 2011 and December 31, 2010, warranty liabilities of approximately $8.5 million and $9.4 million, respectively, have been recorded in current liabilities and approximately $32.3 million and $32.4 million, respectively, have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Balance, beginning of period	$41,865	$43,224	$41,780	$43,398
Warranty expense during period	1,508	3,741	4,194	6,592
Settlements made during period	(2,596)	(3,567)	(5,197)	(6,592)
Balance, end of period	$40,777	$43,398	$40,777	$43,398

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

On February 24, 2011, the Company received a draft Administrative Order on Consent from the United States Environmental Protection Agency, Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  The Company is currently in the process of finalizing the Consent Order with the EPA, Region III.   Certain liabilities for this subject contamination have been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MWM Holding to Fenway Partners.  As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.

8.  ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following:

(Amounts in thousands)	July 2, 2011	December 31, 2010
Insurance	$4,105	$3,887
Employee compensation and benefits	8,820	6,086
Sales and marketing	25,040	21,637
Product warranty	8,466	9,375
Accrued freight	1,249	513
Interest	34,867	13,592
Accrued pension	1,961	1,961
Accrued deferred compensation	2,262	2,155
Accrued taxes	4,688	3,123
Other	14,012	12,788
	$105,470	$75,117

Other long-term liabilities consist of the following:

(Amounts in thousands)	July 2, 2011	December 31, 2010
Insurance	$1,929	$2,216
Pension liabilities	8,731	9,176
Multi-employer pension withdrawal liability	2,967	3,079
Product warranty	32,311	32,405
Long-term product claim liability	199	216
Liabilities for tax uncertainties	3,653	10,123
Other	3,413	3,274
	$53,203	$60,489

9.   INCOME TAXES

Effective tax rate and debt transactions

Income taxes for interim periods have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate.  In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company included certain items treated as discrete events to arrive at an estimated effective tax rate.  For the six months ended July 2, 2011, the Company’s estimated effective income tax rate was approximately 2.2%, which varied from the statutory rate primarily due to state income tax expense, valuation allowance, and foreign income taxes.  The tax expense of approximately $1.5 million is primarily state income tax expense for the six months ended July 2, 2011.

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

Valuation allowance

As of July 2, 2011, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company currently has book goodwill of approximately $13.4 million that is not amortized, which results in a deferred tax liability of approximately $3.5 million at July 2, 2011.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

Tax uncertainties

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities.  The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements.  These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences.  The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.  The Company’s state income tax returns are currently under examination by various state taxing authorities.  During the three months ended July 2, 2011, the Company reversed approximately $6.6 million of tax contingency reserves due to the closing of a federal income tax audit.  The reversal was primarily offset with an increase to the valuation allowance.

Other

As of July 2, 2011, the Company has not established U.S. deferred taxes on approximately $19.2 million of unremitted earnings of the Company’s foreign subsidiary, Ply Gem Canada.  As of July 2, 2011, these earnings are intended to be indefinitely reinvested; as such, it is not practical or appropriate to calculate the estimated deferred tax liability on these indefinitely reinvested earnings.  In the future, the Company may decide not to indefinitely reinvest these earnings at which time the Company would record the related deferred tax liabilities which could be significant.

10.  STOCK-BASED COMPENSATION

Stock Option Plan

A rollforward of stock options outstanding during the six months ended July 2, 2011 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Stock Options	Price	Term (Years)

Balance at January 1, 2011	387,891	$56.38	6.48
Granted	-		-
Forfeited or expired	(5,900)		-
Balance at July 2, 2011	381,991	$57.09	6.03

As of July 2, 2011, the Company has 119,094 vested options and approximately $1.0 million of total unrecognized compensation expense that will be recognized over a weighted average period of 3.87 years.

Other Share-Based Compensation

Upon completion of the acquisition of Ply Gem, the acquisition of MW and the acquisition of AWC Holding Company and its subsidiaries (collectively, “Alenco”), certain members of management made a cash contribution to Ply Gem Prime in exchange for shares of Ply Gem Prime’s common stock.   Ply Gem Prime is the sole shareholder of Ply Gem Holdings.

A rollforward of Ply Gem Prime’s common stock during the six months ended July 2, 2011 is as follows.

Common Stock
Shares Owned by
Management

Balance at January 1, 2011	582,282
Shares issued	-
Shares repurchased	-
Balance at July 2, 2011	582,282

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

In 2006, the Company converted all phantom common and preferred stock units into a cash account payable on a fixed schedule in years 2007 and beyond.  The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00.  From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans.  This portion of the account was paid to each party in a single lump-sum cash payment on January 31, 2007.  The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of senior preferred stock represented by such units.  This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment.  This portion of the account is payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control.  As of July 2, 2011 and December 31, 2010, the Company accrued on its condensed consolidated balance sheets approximately $2.3 million and $2.2 million, respectively, in accrued expenses for this liability.

11.  SEGMENT INFORMATION

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

The following is a summary of the Company’s segment information:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net Sales
Siding, Fencing, and Stone	$187,340	$194,599	$309,482	$312,267
Windows and Doors	107,151	107,061	185,116	193,598
	$294,491	$301,660	$494,598	$505,865

Operating earnings (loss)
Siding, Fencing, and Stone	$34,726	$37,565	$39,976	$48,087
Windows and Doors	(5,263)	(3,838)	(20,470)	(14,581)
Unallocated	(3,666)	(3,442)	(7,975)	(6,924)
	$25,797	$30,285	$11,531	$26,582

	Total assets as of
	July 2,	December 31,
	2011	2010

Siding, Fencing, and Stone	$649,748	$585,542
Windows and Doors	296,847	298,898
Unallocated	57,707	37,797
	$1,004,302	$922,237

12.  RELATED PARTY TRANSACTIONS

Under the “General Advisory Agreement” the Company has entered into with CI Capital Partners LLC (“CI Capital Partners”), formerly Caxton-Iseman Capital, LLC, CI Capital Partners provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  Under the General Advisory Agreement, the Company expensed management fees paid to CI Capital Partners of approximately $0.9 million and $0.9 million within selling, general, and administrative expenses for the three month periods ended July 2, 2011 and July 3, 2010, respectively, and approximately $1.0 million and $1.1 million within selling, general, and administrative expenses for the six month periods ended July 2, 2011 and July 3, 2010, respectively.

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

During the six months ended July 3, 2010, the Company received equity contributions of approximately $2.4 million from certain members of management.  In addition, the Company repurchased equity of approximately $4.2 million from certain former  and existing members of management.  As of December 31, 2010, approximately $1.2 million was classified as a current liability in accrued expenses in the condensed consolidated balance sheet.  During the six months ended July 2, 2011, the approximate $1.2 million was paid in cash.

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

13.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The 8.25% Senior Secured Notes and 13.125% Senior Subordinated Notes were issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of July 2, 2011 and December 31, 2010, and for the three and six month periods ended July 2, 2011 and July 3, 2010.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended July 2, 2011

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$277,272	$17,219	$-	$294,491
Cost of products sold	-	-	215,240	12,222	-	227,462
Gross profit	-	-	62,032	4,997	-	67,029
Operating expenses:
Selling, general and
administrative expenses	-	3,657	27,175	3,731	-	34,563
Intercompany administrative
charges	-	-	4,027	545	(4,572)	-
Amortization of intangible assets	-	9	6,660	-	-	6,669
Total operating expenses	-	3,666	37,862	4,276	(4,572)	41,232
Operating earnings (loss)	-	(3,666)	24,170	721	4,572	25,797
Foreign currency gain	-	-	-	218	-	218
Intercompany interest	-	25,683	(25,683)	-	-	-
Interest expense	-	(24,939)	-	-	-	(24,939)
Interest income	-	-	26	2	-	28
Intercompany administrative income	-	4,572	-	-	(4,572)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	1,650	(1,487)	941	-	1,104
Equity in subsidiaries' income (loss)	2,063	413	-	-	(2,476)	-
Income (loss) before provision
(benefit) for income taxes	2,063	2,063	(1,487)	941	(2,476)	1,104
Provision (benefit) for income taxes	-	-	(1,206)	247	-	(959)
Net income (loss)	$2,063	$2,063	$(281)	$694	$(2,476)	$2,063

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	52	-	52
Total comprehensive income (loss)	$2,063	$2,063	$(281)	$746	$(2,476)	$2,115

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended July 3, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$282,377	$19,283	$-	$301,660
Cost of products sold	-	-	218,342	12,743	-	231,085
Gross profit	-	-	64,035	6,540	-	70,575
Operating expenses:
Selling, general and
administrative expenses	-	3,433	26,521	3,545	-	33,499
Intercompany administrative
charges	-	-	3,282	218	(3,500)	-
Amortization of intangible assets	-	9	6,782	-	-	6,791
Total operating expenses	-	3,442	36,585	3,763	(3,500)	40,290
Operating earnings (loss)	-	(3,442)	27,450	2,777	3,500	30,285
Foreign currency gain	-	-	-	122	-	122
Intercompany interest	-	25,922	(25,681)	(241)	-	-
Interest expense	-	(30,175)	(32)	-	-	(30,207)
Interest income	-	3	45	7	-	55
Intercompany administrative income	-	3,500	-	-	(3,500)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(4,192)	1,782	2,665	-	255
Equity in subsidiaries' income (loss)	(409)	3,450	-	-	(3,041)	-
Income (loss) before provision
(benefit) for income taxes	(409)	(742)	1,782	2,665	(3,041)	255
Provision (benefit) for income taxes	-	(333)	192	805	-	664
Net income (loss)	$(409)	$(409)	$1,590	$1,860	$(3,041)	$(409)

Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	(1,731)	-	(1,731)
Total comprehensive income (loss)	$(409)	$(409)	$1,590	$129	$(3,041)	$(2,140)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended July 2, 2011

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$465,973	$28,625	$-	$494,598
Cost of products sold	-	-	378,494	21,293	-	399,787
Gross profit	-	-	87,479	7,332	-	94,811
Operating expenses:
Selling, general and
administrative expenses	-	7,957	54,451	7,519	-	69,927
Intercompany administrative
charges	-	-	7,401	986	(8,387)	-
Amortization of intangible assets	-	18	13,335	-	-	13,353
Total operating expenses	-	7,975	75,187	8,505	(8,387)	83,280
Operating earnings (loss)	-	(7,975)	12,292	(1,173)	8,387	11,531
Foreign currency gain	-	-	-	351	-	351
Intercompany interest	-	51,365	(51,365)	-	-	-
Interest expense	-	(51,398)	(1)	-	-	(51,399)
Interest income	-	3	50	11	-	64
Loss on modification or
extinguishment of debt	-	(27,863)	-	-	-	(27,863)
Intercompany administrative income	-	8,387	-	-	(8,387)	-
Loss before equity in
subsidiaries' loss	-	(27,481)	(39,024)	(811)	-	(67,316)
Equity in subsidiaries' loss	(68,829)	(41,348)	-	-	110,177	-
Loss before provision (benefit) for
income taxes	(68,829)	(68,829)	(39,024)	(811)	110,177	(67,316)
Provision (benefit) for income taxes	-	-	1,706	(193)	-	1,513
Net loss	$(68,829)	$(68,829)	$(40,730)	$(618)	$110,177	$(68,829)

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	983	-	983
Total comprehensive income (loss)	$(68,829)	$(68,829)	$(40,730)	$365	$110,177	$(67,846)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended July 3, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$471,162	$34,703	$-	$505,865
Cost of products sold	-	-	374,566	23,827	-	398,393
Gross profit	-	-	96,596	10,876	-	107,472
Operating expenses:
Selling, general and
administrative expenses	-	6,906	53,415	6,984	-	67,305
Intercompany administrative
charges	-	-	6,105	395	(6,500)	-
Amortization of intangible assets	-	18	13,567	-	-	13,585
Total operating expenses	-	6,924	73,087	7,379	(6,500)	80,890
Operating earnings (loss)	-	(6,924)	23,509	3,497	6,500	26,582
Foreign currency gain	-	-	-	226	-	226
Intercompany interest	-	55,266	(54,720)	(546)	-	-
Interest expense	-	(64,135)	(79)	-	-	(64,214)
Interest income	-	12	88	8	-	108
Gain on extinguishment of debt	-	98,187	-	-	-	98,187
Intercompany administrative income	-	6,500	-	-	(6,500)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	88,906	(31,202)	3,185	-	60,889
Equity in subsidiaries' income (loss)	53,693	(25,614)	-	-	(28,079)	-
Income (loss) before provision
(benefit) for income taxes	53,693	63,292	(31,202)	3,185	(28,079)	60,889
Provision (benefit) for income taxes	-	9,599	(3,370)	967	-	7,196
Net income (loss)	$53,693	$53,693	$(27,832)	$2,218	$(28,079)	$53,693

Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	(417)	-	(417)
Total comprehensive income (loss)	$53,693	$53,693	$(27,832)	$1,801	$(28,079)	$53,276

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of July 2, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$23,434	$(1,135)	$1,770	$-	$24,069
Accounts receivable, net	-	-	140,945	9,707	-	150,652
Inventories:
Raw materials	-	-	51,316	5,362	-	56,678
Work in process	-	-	27,117	706	-	27,823
Finished goods	-	-	44,321	3,021	-	47,342
Total inventory	-	-	122,754	9,089	-	131,843
Prepaid expenses and other
current assets	-	536	11,743	2,765	-	15,044
Deferred income taxes	-	-	9,133	14	-	9,147
Total current assets	-	23,970	283,440	23,345	-	330,755
Investments in subsidiaries	(240,795)	(122,114)	-	-	362,909	-
Property and Equipment, at cost:
Land	-	-	3,565	181	-	3,746
Buildings and improvements	-	-	34,941	1,288	-	36,229
Machinery and equipment	-	1,388	259,307	8,588	-	269,283
	-	1,388	297,813	10,057	-	309,258
Less accumulated depreciation	-	(677)	(195,202)	(5,101)	-	(200,980)
Total property and equipment, net	-	711	102,611	4,956	-	108,278
Other Assets:
Intangible assets, net	-	-	133,614	-	-	133,614
Goodwill	-	-	382,165	11,308	-	393,473
Deferred income taxes	-	-	-	2,349	-	2,349
Intercompany note receivable	-	856,739	-	-	(856,739)	-
Other	-	33,026	2,807	-	-	35,833
Total other assets	-	889,765	518,586	13,657	(856,739)	565,269
	$(240,795)	$792,332	$904,637	$41,958	$(493,830)	$1,004,302

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$450	$77,470	$5,252	$-	$83,172
Accrued expenses	-	43,061	59,079	3,330	-	105,470
Total current liabilities	-	43,511	136,549	8,582	-	188,642
Deferred income taxes	-	-	14,481	-	-	14,481
Intercompany note payable	-	-	856,739	-	(856,739)	-
Other long term liabilities	-	845	51,447	911	-	53,203
Long-term debt	-	988,771	-	-	-	988,771
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	321,906	321,906	444,495	6,587	(772,988)	321,906
(Accumulated deficit) retained earnings	(564,907)	(564,907)	(599,074)	19,151	1,144,830	(564,907)
Accumulated other
comprehensive income	2,206	2,206	-	6,727	(8,933)	2,206
Total stockholder's (deficit) equity	(240,795)	(240,795)	(154,579)	32,465	362,909	(240,795)
	$(240,795)	$792,332	$904,637	$41,958	$(493,830)	$1,004,302

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$12,172	$(1,117)	$6,443	$-	$17,498
Accounts receivable, net	-	-	90,387	7,472	-	97,859
Inventories:
Raw materials	-	-	35,890	3,938	-	39,828
Work in process	-	-	22,466	765	-	23,231
Finished goods	-	-	33,316	2,204	-	35,520
Total inventory	-	-	91,672	6,907	-	98,579
Prepaid expenses and other
current assets	-	356	9,573	704	-	10,633
Deferred income taxes	-	-	12,175	14	-	12,189
Total current assets	-	12,528	202,690	21,540	-	236,758
Investments in subsidiaries	(173,088)	(142,820)	-	-	315,908	-
Property and Equipment, at cost:
Land	-	-	3,565	176	-	3,741
Buildings and improvements	-	-	34,886	1,126	-	36,012
Machinery and equipment	-	1,272	255,060	7,968	-	264,300
	-	1,272	293,511	9,270	-	304,053
Less accumulated depreciation	-	(593)	(182,210)	(4,538)	-	(187,341)
Total property and equipment, net	-	679	111,301	4,732	-	116,712
Other Assets:
Intangible assets, net	-	-	146,965	-	-	146,965
Goodwill	-	-	382,472	10,961	-	393,433
Deferred income taxes	-	-	-	2,279	-	2,279
Intercompany note receivable	-	856,738	-	-	(856,738)	-
Other	-	24,590	1,500	-	-	26,090
Total other assets	-	881,328	530,937	13,240	(856,738)	568,767
	$(173,088)	$751,715	$844,928	$39,512	$(540,830)	$922,237

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$399	$50,280	$4,294	$-	$54,973
Accrued expenses	-	22,922	49,884	2,311	-	75,117
Total current liabilities	-	23,321	100,164	6,605	-	130,090
Deferred income taxes	-	-	10,583	-	-	10,583
Intercompany note payable	-	-	856,738	-	(856,738)	-
Other long term liabilities	-	7,319	51,369	1,801	-	60,489
Long-term debt	-	894,163	-	-	-	894,163
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	321,767	321,767	384,418	5,591	(711,776)	321,767
(Accumulated deficit) retained earnings	(496,078)	(496,078)	(558,344)	19,769	1,034,653	(496,078)
Accumulated other
comprehensive income	1,223	1,223	-	5,746	(6,969)	1,223
Total stockholder's (deficit) equity	(173,088)	(173,088)	(173,926)	31,106	315,908	(173,088)
	$(173,088)	$751,715	$844,928	$39,512	$(540,830)	$922,237

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 2, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net loss	$(68,829)	$(68,829)	$(40,730)	$(618)	$110,177	$(68,829)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Depreciation and amortization
expense	-	84	26,577	422	-	27,083
Non-cash interest expense, net	-	5,344	-	-	-	5,344
Gain on foreign currency transactions	-	-	-	(351)	-	(351)
Loss on modification or
extinguishment of debt	-	27,863	-	-	-	27,863
Deferred income taxes	-	-	263	65	-	328
Equity in subsidiaries' net loss	68,829	41,348	-	-	(110,177)	-
Other	-	-	(2)	(3)	-	(5)
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(52,000)	(1,949)	-	(53,949)
Inventories	-	-	(31,082)	(1,915)	-	(32,997)
Prepaid expenses and other
current assets	-	(167)	(1,916)	(2,032)	-	(4,115)
Accounts payable	-	51	26,764	1,048	-	27,863
Accrued expenses	-	13,650	15,999	702	-	30,351
Cash payments on restructuring liabilities	-	-	(407)	-	-	(407)
Other	-	139	1	356	-	496
Net cash provided by (used in)
operating activities	-	19,483	(56,533)	(4,275)	-	(41,325)
Cash flows from investing
activities:
Capital expenditures	-	(116)	(4,539)	(500)	-	(5,155)
Proceeds from sale of assets	-	-	10	-	-	10
Net cash used in
investing activities	-	(116)	(4,529)	(500)	-	(5,145)
Cash flows from financing
activities:
Proceeds from long-term debt	-	423,684	-	-	-	423,684
Payments on long-term debt	-	(348,684)	-	-	-	(348,684)
Net revolver borrowings	-	85,000	-	-	-	85,000
Payments on previous revolver credit facility	-	(30,000)	-	-	-	(30,000)
Proceeds from intercompany						-
investment	-	(61,071)	61,044	27	-	-
Payment of early tender premium	-	(49,769)	-	-	-	(49,769)
Debt issuance costs paid	-	(26,082)	-	-	-	(26,082)
Equity repurchases	-	(1,183)	-	-	-	(1,183)
Net cash provided by
financing activities	-	(8,105)	61,044	27	-	52,966
Impact of exchange rate movement
on cash	-	-	-	75	-	75
Net increase (decrease) in cash
and cash equivalents	-	11,262	(18)	(4,673)	-	6,571
Cash and cash equivalents at the
beginning of the period	-	12,172	(1,117)	6,443	-	17,498
Cash and cash equivalents at the end
of the period	$-	$23,434	$(1,135)	$1,770	$-	$24,069

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 3, 2010

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$53,693	$53,693	$(27,832)	$2,218	$(28,079)	$53,693
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	84	30,685	396	-	31,165
Non-cash interest expense, net	-	5,038	-	-	-	5,038
Gain on foreign currency transactions	-	-	-	(226)	-	(226)
Gain on extinguishment of debt	-	(98,187)	-	-	-	(98,187)
Deferred income taxes	-	-	3,547	18	-	3,565
Equity in subsidiaries' net income (loss)	(53,693)	25,614	-	-	28,079	-
Other	-	-	34	(6)	-	28
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(49,576)	(1,304)	-	(50,880)
Inventories	-	-	(21,024)	(286)	-	(21,310)
Prepaid expenses and other
current assets	-	(826)	(679)	2,044	-	539
Accounts payable	-	(3,263)	24,993	1,620	-	23,350
Accrued expenses	-	816	8,735	715	-	10,266
Cash payments on restructuring liabilities	-	-	(1,640)	-	-	(1,640)
Other	-	42	(3)	146	-	185
Net cash provided by (used in)
operating activities	-	(16,989)	(32,760)	5,335	-	(44,414)
Cash flows from investing
activities:
Capital expenditures	-	-	(5,287)	(227)	-	(5,514)
Proceeds from sale of assets	-	-	46	6	-	52
Net cash used in
investing activities	-	-	(5,241)	(221)	-	(5,462)
Cash flows from financing
activities:
Proceeds from long-term debt	-	145,709	-	-	-	145,709
Payments on long-term debt	-	(141,191)	-	-	-	(141,191)
Net revolver borrowings	-	45,000	-	-	-	45,000
Proceeds from intercompany						-
investment	-	(19,797)	28,222	(8,425)	-	-
Debt issuance costs paid	-	(4,919)	-	-	-	(4,919)
Tax payments on behalf of parent	-	(1,532)	-	-	-	(1,532)
Equity contributions	-	2,428	-	-	-	2,428
Equity repurchases	-	(2,978)	-	-	-	(2,978)
Net cash provided by (used in)
financing activities	-	22,720	28,222	(8,425)	-	42,517
Impact of exchange rate movement
on cash	-	-	-	(44)	-	(44)
Net increase (decrease) in cash
and cash equivalents	-	5,731	(9,779)	(3,355)	-	(7,403)
Cash and cash equivalents at the
beginning of the period	-	7,341	2,592	7,130	-	17,063
Cash and cash equivalents at the end
of the period	$-	$13,072	$(7,187)	$3,775	$-	$9,660

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 The information contained in this discussion and in the unaudited condensed consolidated financial statements and accompanying notes presented in this Form 10-Q should be read in conjunction with information set forth in Ply Gem Holdings’ Annual Report on Form 10-K for the year ended December 31, 2010.  Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements”.  See “Special Note Regarding Forward-Looking Statements.”  As used in this Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our” refer to Ply Gem Holdings and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

Overview

We are a leading manufacturer of residential exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 60% and 40% of our sales, respectively, for the six months ended July 2, 2011.  These two segments produce a comprehensive product line of vinyl siding, designer accents and skirting, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

Ply Gem Holdings was incorporated on January 23, 2004 by CI Capital Partners LLC (“CI Capital Partners”) for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”).  The Ply Gem acquisition was completed on February 12, 2004.  Prior to the Ply Gem acquisition, our business was known as the Windows, Doors and Siding division of Nortek, where the business operated as a holding company with a broad set of brands.  Since the Ply Gem acquisition, we have acquired five additional businesses to complement and expand our product portfolio and geographical diversity.  After being recruited by our directors affiliated with CI Capital Partners, Gary E. Robinette, our President and Chief Executive Officer, joined Ply Gem in October 2006, and has employed the strategy of transitioning Ply Gem to an integrated and consolidated business model under the Ply Gem brand.

The following is a summary of Ply Gem’s acquisition history:

•	On August 27, 2004, Ply Gem acquired MWM Holding, Inc. (“MWM Holding”), a manufacturer of vinyl, wood, wood-clad, composite, impact and aluminum windows.

•
On February 24, 2006, Ply Gem acquired AWC Holding Company and its subsidiaries (collectively, “Alenco”), a manufacturer of aluminum and vinyl windows products.  This acquisition supported our national window strategy and today operates under common leadership with our other U.S. window businesses.

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

Prior to January 11, 2010, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”) which was a wholly owned subsidiary of Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”).  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation.  As a result, Ply Gem Holdings is a wholly owned subsidiary of Ply Gem Prime.

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

	For the three months ended		For the six months ended
(Amounts in thousands)	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010

Net Sales
Siding, Fencing, and Stone	$187,340	$194,599	$309,482	$312,267
Windows and Doors	107,151	107,061	185,116	193,598
Operating earnings (loss)
Siding, Fencing, and Stone	34,726	37,565	39,976	48,087
Windows and Doors	(5,263)	(3,838)	(20,470)	(14,581)
Unallocated	(3,666)	(3,442)	(7,975)	(6,924)
Foreign currency gain
Windows and Doors	218	122	351	226
Interest expense, net
Siding, Fencing, and Stone	26	45	50	88
Windows and Doors	2	(25)	10	(71)
Unallocated	(24,939)	(30,172)	(51,395)	(64,123)
Income tax benefit (provision)
Unallocated	959	(664)	(1,513)	(7,196)
Gain (loss) on modification or extinguishment of debt
Unallocated	-	-	(27,863)	98,187

Net income (loss)	$2,063	$(409)	$(68,829)	$53,693

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	July 2, 2011		July 3, 2010
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$187,340	100.0%	$194,599	100.0%
Gross profit	51,626	27.6%	53,585	27.5%
SG&A expense	14,828	7.9%	13,892	7.1%
Amortization of intangible assets	2,072	1.1%	2,128	1.1%
Operating earnings	34,726	18.5%	37,565	19.3%

Net Sales

Net sales for the three months ended July 2, 2011 decreased compared to the same period in 2010 by approximately $7.3 million or 3.7%.  The net sales decrease was driven by lower unit volume sales that resulted from the challenging market conditions that continue to persist in the U.S. housing market.  These negative general market conditions were partially offset by sales to new customers and higher selling prices that were increased in response to rising raw material and freight costs.

According to the U.S. Census Bureau, second quarter 2011 single family housing starts decreased approximately 13.5% from actual levels achieved in the second quarter of 2010.  This decrease is attributable in part to the poor weather conditions that existed throughout the U.S. for a significant portion of the second quarter as well as continued general demand weakness associated with the U.S. housing market.  In addition, the 2010 second quarter single family housing activity was artificially inflated as a direct result of the Federal First-Time and Repeat Home Buyer Tax Credit programs, which expired on April 30, 2010.

The Company’s sales to new customers partially offset the general housing market conditions.  According to the Vinyl Siding Institute, the vinyl siding industry shipments decreased 9.5% for the second quarter of 2011 compared to the second quarter of 2010.  The Company’s vinyl siding market share percentage for the second quarter of 2011 increased to approximately 36% from 33% for the second quarter of 2010.  Included as a reduction of net sales for the three months ended July 2, 2011 were inventory buybacks for the lift-out of competitor’s inventory of approximately $3.4 million related to these market share gains.  Excluding the impact of these buybacks, net sales would have only decreased approximately 2.0% compared to the prior year period.

Gross Profit

Gross profit for the three months ended July 2, 2011 decreased compared to the same period in 2010 by approximately $2.0 million or 3.7%.  The gross profit decrease resulted from higher material and freight costs partially offset by increased selling prices for our products and favorable warranty experience.  According to the London Metal Exchange, the price of aluminum has increased approximately 24.2% for the three months ended July 2, 2011 compared to the three months ended July 3, 2010.  In addition, market prices for PVC resin were estimated to have increased 16.8% for the three months ended July 2, 2011 compared to the three months ended July 3, 2010.  As discussed above, the Company initiated selling price increases in response to the rising material and freight cost increases.  For the three months ended July 2, 2011, gross profit included favorable warranty expense compared to the three months ended July 3, 2010, which had a positive impact on gross profit percentage as a result of better claims experience on the Company’s existing products.

Gross profit percentage remained consistent at 27.6% for the three months ended July 2, 2011 compared to 27.5% for the three months ended July 3, 2010.  Included in gross profit was a net inventory buyback of approximately $3.0 million resulting from the buyback, or lift-out, of our competitor’s product on initial stocking orders partially offset by the scrap value of inventory received.  Our gross profit percentage for the three months ended July 2, 2011 would have been 28.6% excluding these buybacks.

Selling, general and administrative expenses

SG&A expenses for the three months ended July 2, 2011 increased compared to the same period in 2010 by approximately $0.9 million.  The increase is attributed to higher selling and marketing expenses, due in part to sales to new customers, and employee related expenses.

Amortization of intangible assets

Amortization expense for the three months ended July 2, 2011 was consistent with the same period in 2010.

	For the six months ended
(Amounts in thousands)	July 2, 2011		July 3, 2010
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$309,482	100.0%	$312,267	100.0%
Gross profit	73,701	23.8%	80,958	25.9%
SG&A expense	29,565	9.6%	28,612	9.2%
Amortization of intangible assets	4,160	1.3%	4,259	1.4%
Operating earnings	39,976	12.9%	48,087	15.4%

Net Sales

Net sales for the six months ended July 2, 2011 decreased compared to the same period in 2010 by approximately $2.8 million or 0.9%.  The net sales decrease was driven by lower unit volume sales that resulted from the challenging market conditions that persist in the U.S. housing market.  These negative general market conditions were partially offset by sales to new customers and higher selling prices that were increased in response to rising raw material and freight costs.

According to the U.S. Census Bureau, the first six months of 2011 single family housing starts decreased approximately 17.1% from actual levels achieved in the first six months of 2010.  This decrease is attributable in part to the poor weather conditions that existed throughout the U.S. for a significant portion of the first and second quarters as well as continued general demand weakness associated with the U.S. housing market.  In addition, sales for the first six months of 2010 were artificially inflated as a direct result of the Federal First-Time and Repeat Home Buyer Tax Credit programs, which expired on April 30, 2010.

The Company’s sales to new customers partially offset the general housing market conditions.  According to the Vinyl Siding Institute, the vinyl siding industry shipments decreased 5.4% for the first six months of 2011 compared to the first six months of 2010.  The Company’s vinyl siding market share percentage for the first six months of 2011 increased to approximately 37% from 32% for the comparable 2010 period.  Included as a reduction of net sales for the six months ended July 2, 2011 were inventory buybacks for the lift-out of competitor’s inventory of approximately $11.3 million related to these market share gains.  Excluding the impact of these buybacks, net sales would have increased 2.7% compared to the prior year period.

Gross Profit

Gross profit for the six months ended July 2, 2011 decreased compared to the same period in 2010 by approximately $7.3 million or 9.0%.  The gross profit decrease resulted from higher material and freight costs, partially offset by increased selling prices for our products and favorable warranty experience.  According to the London Metal Exchange, the price of aluminum increased approximately 19.8% for the six months ended July 2, 2011 compared to the six months ended July 3, 2010.  In addition, the average market prices for PVC resin were estimated to have increased 11.3% for the six months ended July 2, 2011 compared to the six months ended July 3, 2010.  As discussed above, the Company initiated selling price increases in response to the rising material and freight costs.  For the six months ended July 2, 2011, gross profit included favorable warranty expense compared to the six months ended July 3, 2010, which had a positive impact on gross profit percentage as a result of better claims experience on the Company’s existing products.

Gross profit percentage decreased from 25.9% for the six month period ended July 3, 2010 to 23.8% for the six month period ended July 2, 2011.  Included in gross profit was a net inventory buyback of approximately $9.7 million resulting from the buyback, or lift-out, of our competitor’s product on initial stocking orders partially offset by the scrap value of inventory received.  Our gross profit percentage for the six months ended July 2, 2011 would have been 26.0% excluding these buybacks consistent with the prior year period.

Selling, general and administrative expenses

SG&A expenses for the six months ended July 2, 2011 increased modestly compared to the same period in 2010 at 9.6% and 9.2% of net sales, respectively.  The Company continues to effectively manage its SG&A expense during the current housing market environment.

Amortization of intangible assets

Amortization expense for the six months ended July 2, 2011 was consistent with the same period in 2010.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	July 2, 2011		July 3, 2010
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$107,151	100.0%	$107,061	100.0%
Gross profit	15,403	14.4%	16,990	15.9%
SG&A expense	16,078	15.0%	16,174	15.1%
Amortization of intangible assets	4,588	4.3%	4,654	4.3%
Operating loss	(5,263)	-4.9%	(3,838)	-3.6%
Currency transaction gain	218	0.2%	122	0.1%

Net Sales

Net sales for the three months ended July 2, 2011 increased slightly compared to the same period in 2010 by approximately $0.1 million.  Despite the aforementioned 13.5% decrease in U.S. single family housing starts for the three months ended July 2, 2011 compared to the three months ended July 3, 2010, the Windows and Doors segment demonstrated an ability to gain sales with new customers in a challenging environment in both the new construction and repair and remodeling market.  Sales gains to new customers in the U.S. were offset by a declining end user market in Western Canada, which demonstrated decreased market demand from decreased housing starts in Alberta, Canada which the Company believes were impacted in part by unusually poor weather conditions in the months of April and May.  According to the Canadian Mortgage and Housing Corporation, housing starts in Alberta, Canada were estimated to have decreased by 19.9% in the three months ended July 2, 2011 as compared to the three months ended July 3, 2010.  The decrease in unit volume sales was partially offset by increased selling prices that were increased in response to rising raw material and freight costs.

Gross Profit

Gross profit for the three months ended July 2, 2011 decreased compared to the same period in 2010 by approximately $1.6 million or 9.3%.  Gross profit percentage decreased from 15.9% for the three months ended July 3, 2010 to 14.4% for the three months ended July 2, 2011.  The decrease was caused by higher raw material, specifically PVC resin and aluminum, and freight costs that were not fully offset by selling price increases.

Selling, general and administrative expenses

SG&A expenses for the three months ended July 2, 2011 were consistent with the same period in 2010 at approximately 15.0% of net sales.

Amortization of intangible assets

Amortization expense for the three months ended July 2, 2011 was consistent with the same period in 2010.

	For the six months ended
(Amounts in thousands)	July 2, 2011		July 3, 2010
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$185,116	100.0%	$193,598	100.0%
Gross profit	21,110	11.4%	26,514	13.7%
SG&A expense	32,405	17.5%	31,787	16.4%
Amortization of intangible assets	9,175	5.0%	9,308	4.8%
Operating loss	(20,470)	-11.1%	(14,581)	-7.5%
Currency transaction gain	351	0.2%	226	0.1%

Net Sales

Net sales for the six months ended July 2, 2011 decreased compared to the same period in 2010 by approximately $8.5 million or 4.4%.  Despite the aforementioned 17.1% decrease in U.S. single family housing starts for the six months ended July 2, 2011 compared to the six months ended July 3, 2010, the Windows and Doors segment demonstrated an ability to offset this general market decrease by gaining sales with new customers in both the new construction and repair and remodeling market.  The sales gains to new customers were offset by a declining end user market in Western Canada which demonstrated decreased market demand from decreased housing starts in Alberta, Canada which the Company believes were impacted in part by unusually poor weather conditions in the first five months of 2011.  According to the Canadian Mortgage and Housing Corporation, housing starts in Alberta, Canada were estimated to have decreased by 21.0% in the six months ended July 2, 2011 as compared to the six months ended July 3, 2010.  The decrease in unit volume sales was partially offset by increased selling prices that were increased in response to rising raw material and freight costs.

Gross Profit

Gross profit for the six months ended July 2, 2011 decreased compared to the same period in 2010 by approximately $5.4 million or 20.4%.  Gross profit percentage decreased from 13.7% for the six months ended July 3, 2010 to 11.4% for the six months ended July 2, 2011.  The decrease was caused by higher raw material, specifically PVC resin and aluminum, and freight costs that were not fully offset by selling price increases.  In addition, our gross profit margins were negatively impacted by lower operating leverage as operating costs did not decrease in direct proportion to the reduction in sales.

Selling, general and administrative expenses

SG&A expenses for the six months ended July 2, 2011 increased compared to the same period in 2010 by approximately $0.6 million or 1.9%.  The increase in SG&A expense was primarily driven by higher selling and marketing expenses due to expenses associated with the introduction of our new repair and remodeling window.

Amortization of intangible assets

Amortization expense for the six months ended July 2, 2011 was consistent with the same period in 2010.

Unallocated Operating Earnings, Interest, and (Provision) Benefit for Income Taxes

	For the three months ended
(Amounts in thousands)	July 2, 2011	July 3, 2010
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(3,657)	$(3,433)
Amortization of intangible assets	(9)	(9)
Operating loss	(3,666)	(3,442)
Interest expense	(24,939)	(30,175)
Interest income	-	3
(Provision) benefit for income taxes	$959	$(664)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended July 2, 2011 increased by approximately $0.2 million compared to the same period in 2010 primarily due to personnel costs and the transition of treasury functions to the corporate office.

Interest expense

Interest expense for the three months ended July 2, 2011 decreased by approximately $5.2 million compared to the same period in 2010.  The decrease was primarily due to the deleveraging event that occurred in February 2010 and the debt refinancings that were completed during 2011.  Specifically, the net decrease was due to the following:

•	a decrease of approximately $21.3 million of interest on the 11.75% Senior Secured Notes, which were purchased and redeemed in February and March 2011,
•	an increase of approximately $16.5 million of interest on the new 8.25% Senior Secured Notes, which were issued in February 2011, and
•	a decrease of approximately $0.4 million of interest on our ABL Facility borrowings, primarily due to a lower interest rate.

Income taxes

The income tax provision for the three months ended July 2, 2011 decreased by approximately $1.6 million compared to the same period in 2010.  Our pre-tax income for the three months ended July 2, 2011 was approximately $1.1 million compared to pre-tax income of approximately $0.3 million for the three months ended July 3, 2010.  For the three months ended July 2, 2011, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, foreign income tax expense, and changes in the valuation allowance.  During the three months ended July 2, 2011, our effective tax rate was consistent with our expectations for the full 2011 fiscal year.

	For the six months ended
(Amounts in thousands)	July 2, 2011	July 3, 2010
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(7,957)	$(6,906)
Amortization of intangible assets	(18)	(18)
Operating loss	(7,975)	(6,924)
Interest expense	(51,398)	(64,135)
Interest income	3	12
Gain (loss) on modification or extinguishment of debt	(27,863)	98,187
Provision for income taxes	$(1,513)	$(7,196)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the six months ended July 2, 2011 increased by approximately $1.1 million compared to the same period in 2010 primarily due to personnel costs and the transition of treasury functions to the corporate office.

Interest expense

Interest expense for the six months ended July 2, 2011 decreased by approximately $12.7 million compared to the same period in 2010.  The decrease was primarily due to the deleveraging event that occurred in February 2010 and the debt refinancings that were completed during 2011.  Specifically, the net decrease was due to the following:

•	a decrease of approximately $33.7 million of interest on the 11.75% Senior Secured Notes, which were purchased and redeemed in February and March 2011,
•	a decrease of approximately $3.9 million of interest on the 9% Senior Subordinated Notes, which were redeemed in February 2010,
•	an increase of approximately $25.3 million of interest on the new 8.25% Senior Secured Notes, which were issued in February 2011,
•	an increase of approximately $0.4 million of interest on the 13.125% Senior Subordinated Notes, which were issued in January 2010,
•	a decrease of approximately $0.8 million of interest on our ABL Facility borrowings, primarily due to a decrease in the interest rate,
•	a decrease of approximately $0.3 million primarily due to lower 2011 interest for ABL Facility availability fees and letter of credit fees,
•
a decrease of approximately $0.9 million due to the write off of a portion of the capitalized financing costs related to the 11.75% Senior Secured Notes purchased and redeemed in February and March 2011, partially offset by additional amortization related to the financing costs for the new 8.25% Senior Secured Notes, and

•	an increase of approximately $1.2 million due to the amortization of the discount and tender premium on the 8.25% Senior Secured Notes, which were issued in February 2011.

Gain (loss) on modification or extinguishment of debt

As a result of the debt refinancings during January and February 2011, as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification/extinguishment of debt of approximately $27.9 million for the six months ended July 2, 2011.  The loss consisted of the write off of a portion of the tender premium paid with the redemption of the 11.75% Senior Secured Notes of approximately $10.9 million, the write off of a portion of the capitalized bond discount related to the 11.75% Senior Secured Notes of approximately $0.8 million, the write off of a portion of the capitalized financing costs related to the 11.75% Senior Secured Notes of approximately $2.8 million, the write off of the capitalized financing costs related to the previous ABL Facility of approximately $1.2 million, and the expense of certain third-party financing costs related to the 8.25% Senior Secured Notes of approximately $12.2 million.  The loss was recorded separately in the condensed consolidated statement of operations for the six months ended July 2, 2011.

We also recognized an approximate $98.2 million gain on extinguishment during 2010 as a result of a financing transaction in February 2010.  As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, we recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  As a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of our controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million on February 12, 2010, we recognized a gain on extinguishment of debt of approximately $100.4 million including the write off of unamortized debt issuance costs of approximately $3.5 million.  The net $98.2 million gain on extinguishment of debt was recorded separately in the condensed consolidated statement of operations for the six months ended July 3, 2010.

Income taxes

The income tax provision for the six months ended July 2, 2011 decreased by approximately $5.7 million compared to the same period in 2010.  Our pre-tax loss for the six months ended July 2, 2011 was approximately $67.3 million compared to pre-tax income of approximately $60.9 million for the six months ended July 3, 2010.  For the six months ended July 2, 2011, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, foreign income tax expense, and changes in the valuation allowance.  During the six months ended July 2, 2011, our effective tax rate was consistent with our expectations for the full 2011 fiscal year.

Liquidity and Capital Resources

During the six months ended July 2, 2011, cash increased approximately $6.6 million compared to a decrease of approximately $7.4 million during the six months ended July 3, 2010.  The increase in cash generated was partially due to lower cash interest payments during the six months ended July 2, 2011 compared to the same period in the prior year due to timing of interest payments resulting from the various debt refinancing transactions conducted during the first six months of each year.

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

Our primary cash needs are for debt service, capital expenditures, and working capital.  As of July 2, 2011, our annual interest charges for debt service, including the ABL Facility, are estimated to be approximately $88.1 million.  We do not have any scheduled debt maturities until 2014.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.4% to 1.6% of net sales on an annual basis.  As of July 2, 2011, our purchase commitments for inventory are approximately $47.1 million.  We finance these cash requirements through internally generated cash flow and funds borrowed under the ABL Facility.

Our outstanding indebtedness will mature in 2014, 2016, and 2018.  Although we expect to refinance or pay off such indebtedness, we may not be successful in refinancing, extending the maturity or otherwise amending the terms of such indebtedness because of market conditions, disruptions in the debt markets, our financial performance or other reasons. Furthermore, the terms of any refinancing, extension or amendment may not be as favorable as the current terms of our indebtedness. If we are not successful in refinancing our indebtedness or extending its maturity, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness.

Our specific cash flow movement for the six months ended July 2, 2011 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the six months ended July 2, 2011 was approximately $41.3 million as compared to approximately $44.4 million for the six months ended July 3, 2010.  The decrease in cash used in operating activities was primarily caused by lower cash interest payments on the Company’s new debt instruments of approximately $36.5 million offset by lower operating earnings as a result of higher commodity costs in the six months ended July 2, 2011, and increased working capital usage primarily for inventory, which increased in part as a result of additional SKU requirements.  In conjunction with the debt refinancing of the 11.75% Senior Secured Notes that occurred in the first quarter of 2011, the timing of interest payments changed as compared to the prior year.  As a result, we paid less interest in the six months ended July 2, 2011 compared to the same period in the prior year, which resulted in more cash as of July 2, 2011 relative to July 3, 2010.  Operating earnings for the six months ended July 2, 2011 was approximately $11.5 million compared to operating earnings of approximately $26.6 million for the six months ended July 3, 2010 impacted by the Federal First-Time and Repeat Home Buyer Tax Credit programs which expired on April 30, 2010, as well as higher commodity costs.

Cash used in investing activities

Net cash used in investing activities for the six months ended July 2, 2011 and July 3, 2010 was approximately $5.1 million and $5.5 million, respectively, primarily used for capital expenditures.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended July 2, 2011 was approximately $53.0 million, primarily from net revolver borrowings of $55.0 million under the ABL Facility, net proceeds of $75.0 million from the debt refinancing for the 8.25% Senior Secured Notes, offset by early tender premium payments of approximately $49.8 million, debt issuance costs of approximately $26.1 million, and equity repurchases of $1.2 million.  Net cash provided by financing activities for the six months ended July 3, 2010 was approximately $42.5 million and consisted primarily from revolver borrowings of $45.0 million under the ABL Facility and proceeds from long-term debt of approximately $145.7 million, offset by the approximate $141.2 redemption of 9% Senior Subordinated Notes, debt issuance costs of approximately $4.9 million, and a net equity repurchase of approximately $0.6 million.

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

On February 11, 2011, we purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, we purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, we redeemed the remaining approximate $0.4 million at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As a result of these transactions, we paid cumulative early tender premiums of approximately $49.8 million during the six months ended July 2, 2011.  Following the redemption on March 13, 2011, there were no longer any 11.75% Senior Secured Notes outstanding.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.

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

The 8.25% Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the 8.25% Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries and its restricted subsidiaries may only incur additional debt in limited circumstances, including, but not limited to, debt under our credit facilities not to exceed the greater of (x) $250 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (y) the borrowing base; purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries and its restricted subsidiaries are limited in their ability to make certain payments, pay dividends or make other distributions to Ply Gem Holdings. Permitted payments, dividends and distributions include, but are not limited to, those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

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

On August 4, 2011, Ply Gem Industries completed its exchange offer with respect to the 8.25% Senior Secured Notes by exchanging $800.0 million 8.25% Senior Secured Notes, which were registered under the Securities Act, for $800.0 million of the issued and outstanding 8.25% Senior Secured Notes.  Upon completion of the exchange offer, all issued and outstanding 8.25% Senior Secured Notes were registered under the Securities Act.

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, we amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of July 2, 2011, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  As of July 2, 2011, our interest rate on the new ABL Facility was approximately 2.8%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if our excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if our excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million.

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

As of July 2, 2011, Ply Gem Industries had approximately $84.1 million of contractual availability and approximately $82.3 million of borrowing base availability under the new ABL Facility, reflecting $85.0 million of borrowings outstanding and approximately $5.9 million of letters of credit and priority payables reserves.

During August 2011, the Company exercised the accordion feature under the ABL Facility for $37.5 million, or 50% of the eligible accordion, increasing the Company’s ABL Facility from $175.0 million to $212.5 million.  Under the terms of the ABL Facility, the Company has the ability to further increase the revolving commitments up to another $37.5 million to $250.0 million.  In addition to the $37.5 million accordion exercise, the Company amended the existing ABL Facility to include, among other things, the following: (i) increased the limitation on the Canadian excess availability threshold to 25% from 15% for purposes of determining whether a covenant trigger event has occurred, (ii) created the option for the Company to provide interim borrowing base certificates, at its sole discretion, in periods of significant mid-month working capital increases, (iii) adjusted the Canadian borrowing base definition to include U.S. excess availability, (iv) excluded from the definition of restricted payments $12.6 million of future equity repurchases from certain executive officers, (v) modified the floor of the cash dominion event from $20.0 million to $17.5 million for the months of January, February, and March, and (vi) modified the asset disposition prohibition to exclude certain assets.  Considering these subsequent amendments and the exercise of the $37.5 million accordion feature, the Company would have had approximately $120.8 million of contractual availability and approximately $90.0 million of borrowing base availability under the ABL Facility as of July 2, 2011.

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

In connection with the issuance of $150.0 million of the 13.125% Senior Subordinated Notes on January 11, 2010, Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  Approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the CI Partnerships were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime. Such notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  As of July 3, 2010, there were no 9% Senior subordinated Notes outstanding.

13.125% Senior Subordinated Notes due 2014

On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its previous 9% Senior Subordinated Notes due 2012 and to pay certain related costs and expenses.  The 13.125% Senior Subordinated Notes will mature on July 15, 2014 and bear interest at the rate of 13.125% per annum.  Interest will be paid semi-annually on January 15 and July 15 of each year.

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

The indenture governing the 13.125% Senior Subordinated Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets.  In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including, debt under credit facilities not to exceed the sum of (a) the greater of (i) $250.0 million and (ii) the borrowing base and (b) the greater of (i) $725.0 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (ii) an amount that is three times Consolidated Cash Flow (as defined in the indenture) for the four-quarter period; purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $25.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings.  Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $500,000 in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million.  Ply Gem Industries may also pay dividends or make other distributions to Ply Gem Holdings so long as it can incur $1.00 of additional debt pursuant to the 2.00 to 1.00 consolidated interest coverage ratio test described above and so long as the aggregate amount of such dividend or distribution together with certain other dividends and distributions does not exceed 50% of consolidated net income plus certain other items.

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

Gain (loss) on debt modification or extinguishment

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during the six months ended July 2, 2011, we performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, we evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt.  We determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes.  We incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as loss on extinguishment of debt in the condensed consolidated statement of operations.  We also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction.  We also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.2 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations.

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

As a result of the $141.2 million redemption of the previous 9% Senior Subordinated Notes on February 16, 2010, we recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write-off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by an affiliate of our controlling stockholder in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, we recognized a gain on extinguishment of approximately $100.4 million, including the write-off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million gain on debt extinguishment was recorded separately in the accompanying condensed consolidated statement of operations for the six months ended July 3, 2010.

Based on these financing transactions, we recognized a loss on debt modification or extinguishment of approximately $27.9 million and a gain on debt extinguishment of approximately $98.2 million for the six months ended July 2, 2011 and July 3, 2010, respectively, as summarized in the table below.

	For the six months ended
(Amounts in thousands)	July 2, 2011	July 3, 2010

Gain (loss) on extinguishment of debt:
Tender premium	$(10,883)	$-
11.75% Senior Secured Notes unamortized discount	(775)	-
11.75% Senior Secured Notes unamortized debt issuance costs	(2,757)	-
	(14,415)	-

Carrying value of 9% Senior Subordinated Notes	-	360,000
9% Senior Subordinated Notes unamortized debt issuance costs	-	(5,780)
9% Senior Subordinated Notes unamortized premium	-	100
Reaquisition price of 9% Senior Subordinated Notes	-	(256,133)
	-	98,187
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	(12,261)	-
Unamortized debt issuance costs for previous ABL Facility	(1,187)	-
	(13,448)	-

Total gain (loss) on modification or extinguishment of debt	$(27,863)	$98,187

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of July 2, 2011, we had cash and cash equivalents of approximately $24.1 million, $84.1 million of contractual availability under the ABL Facility and approximately $82.3 million of borrowing base availability.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K, we have a potential obligation related to certain tax issues of approximately $3.7 million, including interest of approximately $0.9 million.  The timing of the potential tax payments is unknown.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $175.0 million as of July 2, 2011, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility was fully drawn as of July 2, 2011, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.4 million per year.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and six month periods ended July 2, 2011, the net impact of foreign currency changes to our results of operations was a gain of approximately $0.2 million and $0.4 million, respectively.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s (deficit) of approximately $1.0 million for the six months ended July 2, 2011.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At July 2, 2011, we did not have any outstanding foreign currency hedging contracts.

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

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of July 2, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of July 2, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during the three month period ended July 2, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.                                                 EXHIBITS

(a)   Exhibits

Exhibit No.                             Description of Exhibits

* 31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification by Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 32.2	Certification by Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

† 101	The following financial statements from Ply Gem Holding, Inc. Quarterly Report on form 10-Q for the quarter ended July 2, 2011, filed on August 15, 2011, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets: (ii) Condensed Consolidated Statements of Operations: (iii) Condensed Consolidated Statements of Cash Flows: (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

*  Filed herewith.

†  In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be "filed" for purposes of Section 18 of Exchange Act, or otherwise subject to liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  August 15, 2011

By:	/s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date:  August 15, 2011

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary