Form 10-Q
period 2011-10-01
PLY GEM HOLDINGS INC
filed 2011-11-14
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011
or
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

As of November 14, 2011, there were 100 shares of common stock, $0.01 par value, outstanding.

 * The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the period it was required to file such reports.  The registrant became subject to the filing requirements of Section 15(d) of the Securities Exchange Act of 1934 on June 27, 2011.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED OCTOBER 1, 2011

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations -
	Three months ended October 1, 2011 and October 2, 2010	1

	Condensed Consolidated Statements of Operations -
	Nine months ended October 1, 2011 and October 2, 2010	2

	Condensed Consolidated Balance Sheets -
	October 1, 2011 and December 31, 2010	3

	Condensed Consolidated Statements of Cash Flows -	4
	Nine months ended October 1, 2011 and October 2, 2010

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	44

PART II – OTHER INFORMATION

Item 5.	Other Information	44

Item 6.	Exhibits	45

Signatures		46

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
(Amounts in thousands)	October 1, 2011	October 2, 2010

Net sales	$297,889	$269,545
Cost of products sold	232,067	206,902
Gross profit	65,822	62,643
Operating expenses:
Selling, general and administrative expenses	34,086	31,265
Amortization of intangible assets	6,667	6,792
Total operating expenses	40,753	38,057
Operating earnings	25,069	24,586
Foreign currency gain	115	104
Interest expense	(25,194)	(29,771)
Interest income	18	19
Income (loss) before provision for income taxes	8	(5,062)
Provision for income taxes	466	1,332
Net loss	$(458)	$(6,394)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended
(Amounts in thousands)	October 1, 2011	October 2, 2010

Net sales	$792,487	$775,410
Cost of products sold	631,854	605,295
Gross profit	160,633	170,115
Operating expenses:
Selling, general and administrative expenses	104,013	98,570
Amortization of intangible assets	20,020	20,377
Total operating expenses	124,033	118,947
Operating earnings	36,600	51,168
Foreign currency gain	466	330
Interest expense	(76,593)	(93,985)
Interest income	82	127
Gain (loss) on modification or extinguishment of debt	(27,863)	98,187
Income (loss) before provision for income taxes	(67,308)	55,827
Provision for income taxes	1,979	8,528
Net income (loss)	$(69,287)	$47,299

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	October 1, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$10,603	$17,498
Accounts receivable, less allowances of $4,736 and $5,294, respectively	151,093	97,859
Inventories:
Raw materials	47,272	39,828
Work in process	27,022	23,231
Finished goods	42,614	35,520
Total inventory	116,908	98,579
Prepaid expenses and other current assets	13,191	10,633
Deferred income taxes	7,766	12,189
Total current assets	299,561	236,758
Property and Equipment, at cost:
Land	3,732	3,741
Buildings and improvements	36,354	36,012
Machinery and equipment	270,247	264,300
Total property and equipment	310,333	304,053
Less accumulated depreciation	(206,190)	(187,341)
Total property and equipment, net	104,143	116,712
Other Assets:
Intangible assets, net	126,947	146,965
Goodwill	392,559	393,433
Deferred income taxes	2,160	2,279
Other	33,915	26,090
Total other assets	555,581	568,767
	$959,285	$922,237
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$73,254	$54,973
Accrued expenses	76,049	75,117
Total current liabilities	149,303	130,090
Deferred income taxes	13,014	10,583
Other long-term liabilities	50,853	60,489
Long-term debt	990,210	894,163

Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	321,667	321,767
Accumulated deficit	(565,365)	(496,078)
Accumulated other comprehensive income (loss)	(397)	1,223
Total stockholder's deficit	(244,095)	(173,088)
	$959,285	$922,237

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
(Amounts in thousands)	October 1, 2011	October 2, 2010

Cash flows from operating activities:
Net income (loss)	$(69,287)	$47,299
Adjustments to reconcile net income (loss) to cash
used in operating activities:
Depreciation and amortization expense	40,554	46,298
Non-cash interest expense, net	7,775	7,399
Gain on foreign currency transactions	(466)	(330)
(Gain) loss on modification or extinguishment of debt	27,863	(98,187)
Deferred income taxes	6,862	3,156
Reduction in tax uncertainty, net of valuation allowance	(6,617)	-
Other	(43)	89
Changes in operating assets and liabilities:
Accounts receivable, net	(55,228)	(41,364)
Inventories	(18,752)	(12,957)
Prepaid expenses and other assets	(1,957)	7,060
Accounts payable	18,600	13,937
Accrued expenses	34	23,453
Cash payments on restructuring liabilities	(407)	(2,158)
Other	754	397
Net cash used in operating activities	(50,315)	(5,908)
Cash flows from investing activities:
Capital expenditures	(8,216)	(8,387)
Proceeds from sale of assets	48	1,954
Net cash used in investing activities	(8,168)	(6,433)
Cash flows from financing activities:
Proceeds from long-term debt	423,684	145,709
Payments on long-term debt	(348,684)	(141,191)
Net revolver borrowings	85,000	15,000
Payments on previous revolver credit facility	(30,000)	-
Payment of early tender premium	(49,769)	-
Debt issuance costs paid	(26,907)	(4,956)
Tax payments on behalf of parent	-	(1,532)
Equity contributions	-	2,428
Equity repurchases	(1,483)	(2,978)
Net cash provided by financing activities	51,841	12,480
Impact of exchange rate movements on cash	(253)	227
Net increase (decrease) in cash and cash equivalents	(6,895)	366
Cash and cash equivalents at the beginning of the period	17,498	17,063
Cash and cash equivalents at the end of the period	$10,603	$17,429

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2010 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 21, 2011.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2010 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2011 through October 1, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

The Company’s fiscal quarters are based on periods ending on the last Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations for the three and nine month periods ended October 1, 2011 and October 2, 2010, the condensed consolidated statements of cash flows for the nine month periods ended October 1, 2011 and October 2, 2010, and the condensed consolidated balance sheets for the Company as of October 1, 2011 and December 31, 2010.

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

Accounts receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $4.7 million and $5.3 million at October 1, 2011 and December 31, 2010, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience.  If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed.  The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.  During the nine months ended October 1, 2011, the Company reclassified approximately $1.4 million from accounts receivable to a note receivable, receiving payments of approximately $0.5 million during the period.  The note receivable is classified within other assets in the accompanying condensed consolidated balance sheet.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales may cause actual results to differ from estimates at the time such inventory is disposed or sold.   As of October 1, 2011, the Company had inventory purchase commitments of approximately $23.6 million.  Inventory reserves were approximately $6.6 million at October 1, 2011, decreasing approximately $0.6 million compared to the December 31, 2010 reserve balance of approximately $7.2 million.

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

On July 30, 2010, the Company closed an asset purchase agreement selling substantially all of the assets associated with the operations of its Valencia, Pennsylvania facility for $2.5 million, with $1.9 million received at closing and the remaining $0.6 million initially recorded as a note receivable which has been subsequently collected.  The Company recognized a loss on the sale of approximately $0.1 million, which was recorded within selling, general and administrative expenses in the condensed consolidated statement of operations for the nine months ended October 2, 2010.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) Siding, Fencing, and Stone (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), and (iii) Ply Gem Canada (formerly known as CWD Windows and Doors, Inc.) in the Windows and Doors segment.  For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three and nine months ended October 1, 2011.

Goodwill

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three and nine months ended October 1, 2011 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs, net of accumulated amortization, were approximately $27.9 million and $20.6 million at October 1, 2011 and December 31, 2010, respectively, and have been recorded in other long-term assets in the accompanying condensed consolidated balance sheets.  Amortization of debt issuance costs for the three month periods ended October 1, 2011 and October 2, 2010 was approximately $1.0 million and $1.6 million, respectively.  Amortization of debt issuance costs for the nine month periods ended October 1, 2011 and October 2, 2010 was approximately $3.6 million and $5.0 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations.

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

For the three month periods ended October 1, 2011 and October 2, 2010, the Company recorded a gain from foreign currency transactions of approximately $0.1 million and $0.1 million, respectively.  For the nine month periods ended October 1, 2011 and October 2, 2010, the Company recorded a gain from foreign currency transactions of approximately $0.5 million and $0.3 million, respectively.  As of October 1, 2011 and December 31, 2010, accumulated other comprehensive income (loss) included a currency translation adjustment of approximately ($1.6) million and $1.6 million, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

				Significant
(Amounts in thousands)				Other	Significant
		Fair	Quoted Prices	Observable	Unobservable
	Carrying	Value	in Active Markets	Inputs	Inputs
	Value *	Total	(Level 1)	(Level 2)	(Level 3)
As of October 1, 2011
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$143,063	$143,063	$-	$-
Senior Secured Notes-8.25%	800,000	672,000	672,000	-	-
	$950,000	$815,063	$815,063	$-	$-

As of December 31, 2010
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$159,375	$159,375	$-	$-
Senior Secured Notes-11.75%	725,000	775,750	775,750	-	-
	$875,000	$935,125	$935,125	$-	$-

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

In September 2011, the FASB amended its accounting guidance on testing goodwill for impairment by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary when it is more likely than not that the fair value of a reporting unit is greater than its carry value amount.  If the conditions are achieved, companies would be able to avoid the two-step goodwill impairment test.  The amendments do not change the guidance for how goodwill is calculated or when goodwill is tested for impairment.  The amendments are effective for fiscal years beginning after December 15, 2011 with early adoption permitted.  The implementation of this guidance is not expected to have a material impact for the Company’s financial position, results of operations, or cash flows as the Company plans to continue its quantitative assessment.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  There was no goodwill impairment at December 31, 2010 and no impairment indicators which would trigger an interim impairment test during the three and nine months ended October 1, 2011.

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

The reporting unit goodwill balances were as follows as of October 1, 2011 and December 31, 2010:

(Amounts in thousands)
	October 1, 2011	December 31, 2010
Siding, Fencing and Stone	$320,107	$320,107
Windows and Doors	72,452	73,326
	$392,559	$393,433

3.  INTANGIBLE ASSETS

The following table presents the components of intangible assets as of October 1, 2011 and December 31, 2010:

	Average
	Amortization
	Period		Accumulated	Net Carrying
(Amounts in thousands)	(in Years)	Cost	Amortization	Value
As of October 1, 2011:
Patents	14	$12,770	$(7,125)	$5,645
Trademarks/Tradenames	11	85,644	(44,943)	40,701
Customer relationships	13	158,158	(77,805)	80,353
Other		1,633	(1,385)	248
Total intangible assets	13	$258,205	$(131,258)	$126,947

As of December 31, 2010:
Patents	14	$12,770	$(6,418)	$6,352
Trademarks/Tradenames	11	85,644	(34,885)	50,759
Customer relationships	13	158,158	(68,651)	89,507
Other		1,631	(1,284)	347
Total intangible assets	13	$258,203	$(111,238)	$146,965

Estimated amortization expense for the remainder of 2011 and for fiscal years 2012, 2013, 2014, and 2015 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2011 (remainder of year)	$6,602
2012	26,585
2013	16,433
2014	14,985
2015	14,818

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

(Amounts in thousands)	For the three months ended		For the nine months ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income (loss)	$(458)	$(6,394)	$(69,287)	$47,299
Foreign currency translation adjustment	(2,603)	1,305	(1,620)	888
Comprehensive income (loss)	$(3,061)	$(5,089)	$(70,907)	$48,187

5.  LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at October 1, 2011 and December 31, 2010 consists of the following:

(Amounts in thousands)	October 1, 2011	December 31, 2010

Senior secured asset based revolving credit facility	$85,000	$30,000
11.75% Senior secured notes due 2013, net of
unamortized discount of $0 and $7,318	-	717,682
8.25% Senior secured notes due 2018, net of
unamortized early tender premium and
discount of $41,886 and $0	758,114	-
13.125% Senior subordinated notes due 2014, net of
unamortized discount of $2,904 and $3,519	147,096	146,481
	$990,210	$894,163

2011 developments

The Company entered into a new Senior Secured Asset-Based Revolving Credit Facility due 2016 (the “ABL Facility”) during January 2011 to lower interest expense and extend the maturity to 2016.  During February 2011, the Company issued $800.0 million of 8.25% Senior Secured Notes due 2018.  The proceeds were utilized to repay the outstanding indebtedness of the $725.0 million 11.75% Senior Secured Notes.  During August 2011, the Company exercised a portion of the accordion feature under the ABL Facility for $37.5 million and amended the ABL Facility for various administrative items.  These transactions are described in detail below.

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

On February 11, 2011, the Company purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, the Company purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, the Company redeemed the remaining approximate $0.4 million at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As a result of these transactions, the Company paid cumulative early tender premiums of approximately $49.8 million during the nine months ended October 1, 2011.  Following the redemption on March 13, 2011, there were no longer any 11.75% Senior Secured Notes outstanding.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.

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

Prior to February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium.  Prior to February 15, 2014, Ply Gem Industries may redeem up to 35% of the aggregate principal amount of the 8.25% Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 108.25% of the aggregate principal amount of the 8.25% Senior Secured Notes, plus accrued and unpaid interest, if any, provided that at least 55% of the original aggregate principal amount of the 8.25% Senior Secured Notes remains outstanding after the redemption.  In addition, not more than once during any twelve-month period, Ply Gem Industries may redeem up to the greater of (i) $80.0 million of the 8.25% Senior Secured Notes and (ii) 10% of the principal amount of the 8.25% Senior Secured Notes issued pursuant to the indenture governing the 8.25% Senior Secured Notes (including additional notes) at a redemption price equal to 103% of the aggregate amount of the 8.25% Senior Secured Notes, plus accrued and unpaid interest, if any.  At any time on or after February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 8.25% Senior Secured Notes, plus, in each case, accrued and unpaid interest, if any, to the redemption date.

The 8.25% Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the 8.25% Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt in limited circumstances as defined in the indentures) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries and its restricted subsidiaries may only incur additional debt in limited circumstances, including, but not limited to, debt under our credit facilities not to exceed the greater of (x) $250 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (y) the borrowing base; purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries and its restricted subsidiaries are limited in their ability to make certain payments, pay dividends or make other distributions to Ply Gem Holdings.  Permitted payments, dividends and distributions include, but are not limited to, those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

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

In addition, the Company’s stock ownership in the Company’s subsidiaries collateralizes the 8.25% Senior Secured Notes to the extent that such equity interests and other securities can secure the 8.25% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission (“SEC”).

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

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, the Company amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of October 1, 2011, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011.

Senior Secured Asset-Based Revolving Credit Facility due 2016

On January 26, 2011, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into a new ABL Facility.  Ply Gem Industries and Ply Gem Canada used the initial borrowing under the new ABL Facility to repay all of the outstanding indebtedness (including all accrued interest) under the Senior Secured Asset-Based Revolving Credit Facility due 2013.  The new ABL Facility initially provided for revolving credit financing of up to $175.0 million, subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In August 2011, the Company exercised the accordion feature under the new ABL Facility for $37.5 million, or 50% of the eligible accordion, increasing the Company’s ABL Facility from $175.0 million to $212.5 million.  Under the terms of the ABL Facility, the Company has the ability to further increase the revolving commitments up to another $37.5 million to $250.0 million.  Under the amended ABL Facility, $197.5 million is available to Ply Gem Industries and $15.0 million is available to Ply Gem Canada.  All outstanding loans under the new ABL Facility are due and payable in full on January 26, 2016 (or April 15, 2014 if the 13.125% Senior Subordinated Notes are not repaid or refinanced by such date).

Borrowings under the new ABL Facility bear interest at a rate per annum equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of the administrative agent and (2) the federal funds effective rate plus 0.5% or (b) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  The initial applicable margin for borrowings under the new ABL Facility was 1.50% for base rate loans and 2.50% for Eurodollar rate loans.  The applicable margin for borrowings under the new ABL Facility is subject to step ups and step downs based on average excess availability under that facility.  Swingline loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of October 1, 2011, the Company’s interest rate on the new ABL Facility was approximately 2.7%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February and March).

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

The new ABL Facility contains certain covenants that limit the Company’s ability and the ability of the Company’s subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, the Company is permitted to incur additional debt in limited circumstances, including senior secured notes in an aggregate principal amount not to exceed $875.0 million, permitted subordinated indebtedness in an aggregate principal amount not to exceed $75.0 million at any time outstanding (subject to the ability to incur additional permitted subordinated debt provided that immediately after giving effect to such incurrence excess availability is more than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the fixed charge coverage ratio), purchase money indebtedness in an aggregate amount not to exceed $15.0 million at any one time outstanding, debt of foreign subsidiaries (other than Canadian subsidiaries) in an aggregate amount not to exceed $2.5 million at any one time outstanding, and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings.  Permitted dividends and distributions include those used to redeem equity of its officers (including approximately $12.6 million of repurchases from certain executive officers), directors or employees under certain circumstances, to pay taxes, to pay operating and other corporate overhead costs and expenses in the ordinary course of business in an aggregate amount not to exceed $2.0 million in any calendar year plus reasonable and customary indemnification claims of its directors and executive officers and to pay fees and expenses related to any unsuccessful debt or equity offering. Ply Gem Industries may also make additional payments to Ply Gem Holdings that may be used by Ply Gem Holdings to pay dividends or other distributions on its stock under the new ABL Facility so long as before and after giving effect to such dividend or other distribution excess availability is greater than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the consolidated fixed charge coverage ratio.

As of October 1, 2011, Ply Gem Industries had approximately $121.0 million of contractual availability and approximately $84.6 million of borrowing base availability under the new ABL Facility, reflecting $85.0 million of borrowings outstanding and approximately $6.5 million of letters of credit and priority payables reserves.

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

In connection with the issuance of $150.0 million of the 13.125% Senior Subordinated Notes on January 11, 2010, Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  Approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the CI Partnerships were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime.  Such notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  As of December 31, 2010, there were no 9% Senior Subordinated Notes outstanding.

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

The indenture governing the 13.125% Senior Subordinated Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets.  In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including, debt not to exceed the sum of (a) the greater of (i) $250.0 million and (ii) the borrowing base and (b) the greater of (i) $725.0 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (ii) an amount that is three times Consolidated Cash Flow (as defined in the indenture) for the four-quarter period;  purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $25.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings.  Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $500,000 in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million.  Ply Gem Industries may also pay dividends or make other distributions to Ply Gem Holdings so long as it can incur $1.00 of additional debt pursuant to the 2.00 to 1.00 consolidated interest coverage ratio test described above and so long as the aggregate amount of such dividend or distribution together with certain other dividends and distributions does not exceed 50% of consolidated net income plus certain other items.

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

Gain (loss) on debt modification or extinguishment

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during the nine months ended October 1, 2011, the Company performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, the Company evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt.  The Company determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes.  The Company incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations.  The Company also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction.  The Company also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.2 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations.

As a result of the ABL Facility refinancing during the first quarter of 2011, the Company evaluated the proper accounting treatment for the debt issuance costs associated with the prior ABL Facility and the new ABL Facility as there were certain members of the loan syndication that existed in both facilities and other members who were not participants in the new ABL Facility.  Based on this evaluation, the Company expensed approximately $1.2 million of debt issuance costs as a loss on modification or extinguishment of debt and recorded approximately $2.1 million of debt issuance costs.

As a result of the $141.2 million redemption of the previous 9% Senior Subordinated Notes on February 16, 2010, the Company recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write-off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by affiliates of the Company’s controlling stockholders in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, the Company recognized a gain on extinguishment of approximately $100.4 million, including the write-off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million gain on debt extinguishment was recorded separately in the accompanying condensed consolidated statement of operations for the nine months ended October 2, 2010.

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $27.9 million and a gain on debt extinguishment of approximately $98.2 million for the nine months ended October 1, 2011 and October 2, 2010, respectively, as summarized in the table below.

	For the nine months ended
(Amounts in thousands)	October 1, 2011	October 2, 2010

Gain (loss) on extinguishment of debt:
Tender premium	$(10,883)	$-
11.75% Senior Secured Notes unamortized discount	(775)	-
11.75% Senior Secured Notes unamortized debt issuance costs	(2,757)	-
	(14,415)	-

Carrying value of 9% Senior Subordinated Notes	-	360,000
9% Senior Subordinated Notes unamortized debt issuance costs	-	(5,780)
9% Senior Subordinated Notes unamortized premium	-	100
Reaquisition price of 9% Senior Subordinated Notes	-	(256,133)
	-	98,187
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	(12,261)	-
Unamortized debt issuance costs for previous ABL Facility	(1,187)	-
	(13,448)	-

Total gain (loss) on modification or extinguishment of debt	$(27,863)	$98,187

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan.

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Service cost	$27	$40	$81	$120
Interest cost	493	507	1,479	1,520
Expected return on plan assets	(488)	(454)	(1,464)	(1,360)
Amortization of loss	77	80	231	236
Net periodic expense	$109	$173	$327	$516

7.  COMMITMENTS AND CONTINGENCIES

Indemnification

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $3.7 million and $3.9 million at October 1, 2011 and December 31, 2010, respectively.  As of October 1, 2011 and December 31, 2010, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million in current liabilities, and $3.3 million and $3.5 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	October 1, 2011	December 31, 2010

Product claim liabilities	$192	$216
Multiemployer pension plan withdrawal liability	2,910	3,079
Other	573	602
	$3,675	$3,897

Warranty claims

The Company sells a number of products and offers a number of warranties on these products.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs expected to be incurred under its warranties and records a liability for such costs at the time of sale, which is recorded in both accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of October 1, 2011 and December 31, 2010, warranty liabilities of approximately $8.3 million and $9.4 million, respectively, have been recorded in current liabilities and approximately $30.8 million and $32.4 million, respectively, have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Balance, beginning of period	$40,777	$43,398	$41,780	$43,398
Warranty expense during period	1,256	1,956	5,450	8,548
Settlements made during period	(2,948)	(3,289)	(8,145)	(9,881)
Balance, end of period	$39,085	$42,065	$39,085	$42,065

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

On February 24, 2011, the Company received a draft Administrative Order on Consent from the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  The Company finalized the Administrative Order on Consent with the EPA, and it became effective on September 12, 2011.  As part of the Administrative Order on Consent, the Company will finalize and send to the EPA during the Company’s fourth quarter a preliminary cost estimate that could be up to approximately $2 million over the remediation period.  Certain liabilities for this subject contamination have been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MWM Holding to Fenway Partners.  As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.

8.  ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following:

(Amounts in thousands)	October 1, 2011	December 31, 2010
Insurance	$4,113	$3,887
Employee compensation and benefits	7,484	6,086
Sales and marketing	27,328	21,637
Product warranty	8,250	9,375
Accrued freight	1,206	513
Interest	12,849	13,592
Accrued pension	1,961	1,961
Accrued deferred compensation	-	2,155
Accrued taxes	4,213	3,123
Other	8,645	12,788
	$76,049	$75,117

Other long-term liabilities consist of the following:

(Amounts in thousands)	October 1, 2011	December 31, 2010
Insurance	$1,880	$2,216
Pension liabilities	7,926	9,176
Multi-employer pension withdrawal liability	2,910	3,079
Product warranty	30,835	32,405
Long-term product claim liability	192	216
Liabilities for tax uncertainties	3,553	10,123
Other	3,557	3,274
	$50,853	$60,489

During the nine months ended October 1, 2011, the Company finalized a long-term incentive plan for certain employees.  The Company recorded an expense of approximately $0.2 million for the three months ended October 1, 2011 and approximately $0.7 million for the nine months ended October 1, 2011, while also paying out previously accrued retention amounts to certain executive officers.  The approximate $3.7 million payment was previously recorded within accrued expenses in the Company’s condensed consolidated balance sheets.

9.   INCOME TAXES

Effective tax rate and debt transactions

Income taxes for interim periods have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate.  In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company included certain items treated as discrete events to arrive at an estimated effective tax rate.  For the nine months ended October 1, 2011, the Company’s estimated effective income tax rate was approximately 2.9%, which varied from the statutory rate primarily due to state income tax expense, valuation allowance, and foreign income taxes.  The tax expense of approximately $2.0 million is primarily state and foreign income tax expense for the nine months ended October 1, 2011.

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

Valuation allowance

As of October 1, 2011, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company currently has book goodwill of approximately $13.4 million that is not amortized, which results in a deferred tax liability of approximately $3.5 million at October 1, 2011.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

 Tax uncertainties

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities.  The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the financial statements.  These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences.  The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.  The Company’s state income tax returns are currently under examination by various state taxing authorities.  During the nine months ended October 1, 2011, the Company reversed approximately $6.6 million of tax contingency reserves due to the closing of a federal income tax audit for 2005 - 2008.  The reversal was primarily offset with an increase to the valuation allowance.

Other

As of October 1, 2011, the Company has not established U.S. deferred taxes on approximately $20.9 million of unremitted earnings of the Company’s foreign subsidiary, Ply Gem Canada.  As of October 1, 2011, these earnings are intended to be indefinitely reinvested; as such, it is not appropriate to calculate the estimated deferred tax liability on these indefinitely reinvested earnings.  In the future, the Company may decide not to indefinitely reinvest these earnings at which time the Company would record the related deferred tax liabilities which could be significant.

During the nine months ended October 3, 2009, the Company filed an amended federal income tax return for the year ended December 31, 2005 in order to adjust its net operating loss limitations. The Company recorded the resulting income tax benefit as an income tax receivable of approximately $4.1 million. During the third quarter of 2010, the Company received this federal tax receivable.

10.  STOCK-BASED COMPENSATION

Stock Option Plan

A rollforward of stock options outstanding during the nine months ended October 1, 2011 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Stock Options	Price	Term (Years)

Balance at January 1, 2011	387,891	$56.38	6.48
Granted	-		-
Forfeited or expired	(35,047)		-
Balance at October 1, 2011	352,844	$55.20	5.77

As of October 1, 2011, the Company has 122,964 vested options and approximately $1.0 million of total unrecognized compensation expense that will be recognized over a weighted average period of 3.63 years.

Other Share-Based Compensation

Upon completion of the acquisition of Ply Gem, the acquisition of MW and the acquisition of AWC Holding Company and its subsidiaries (collectively, “Alenco”), certain members of management made a cash contribution to Ply Gem Prime in exchange for shares of Ply Gem Prime’s common stock.   Ply Gem Prime is the sole shareholder of Ply Gem Holdings.

A rollforward of Ply Gem Prime’s common stock during the nine months ended October 1, 2011 is as follows.

Common Stock
Shares Owned by
Management

Balance at January 1, 2011	582,282
Shares issued	-
Shares repurchased	(3,750)
Balance at October 1, 2011	578,532

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

In 2006, the Company converted all phantom common and preferred stock units into a cash account payable on a fixed schedule in years 2007 and beyond.  The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00.  From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans.  This portion of the account was paid to each party in a single lump-sum cash payment on January 31, 2007.  The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of senior preferred stock represented by such units.  This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment.  This portion of the account was payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control.  As of December 31, 2010, the Company accrued on its condensed consolidated balance sheets approximately $2.2 million within accrued expenses for this liability. The final payment of approximately $2.3 million was paid during the nine months ended October 1, 2011 and, as a result, there was no liability on the condensed consolidated balance sheet as of October 1, 2011.

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

The following is a summary of the Company’s segment information:

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net Sales
Siding, Fencing, and Stone	$184,520	$164,901	$494,002	$477,168
Windows and Doors	113,369	104,644	298,485	298,242
	$297,889	$269,545	$792,487	$775,410

Operating earnings (loss)
Siding, Fencing, and Stone	$33,335	$28,484	$72,520	$76,530
Windows and Doors	(3,373)	(1,088)	(23,839)	(15,669)
Unallocated	(4,893)	(2,810)	(12,081)	(9,693)
	$25,069	$24,586	$36,600	$51,168

	Total assets as of
	October 1, 2011	December 31, 2010

Siding, Fencing, and Stone	$628,714	$585,542
Windows and Doors	290,242	298,898
Unallocated	40,329	37,797
	$959,285	$922,237

12.  RELATED PARTY TRANSACTIONS

Under the “General Advisory Agreement” the Company has entered into with CI Capital Partners LLC (“CI Capital Partners”), formerly Caxton-Iseman Capital, LLC, CI Capital Partners provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  Under the General Advisory Agreement, the Company expensed management fees paid to CI Capital Partners of approximately $0.8 million and $0.9 million within selling, general, and administrative expenses for the three month periods ended October 1, 2011 and October 2, 2010, respectively, and approximately $1.8 million and $2.0 million within selling, general, and administrative expenses for the nine months ended October 1, 2011 and October 2, 2010, respectively.

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

During the three months ended October 1, 2011, the Company repurchased equity of approximately $0.3 million from a former member of management.  During the nine months ended October 2, 2010, the Company received equity contributions of approximately $2.4 million from certain members of management.  In addition, the Company repurchased equity of approximately $4.2 million from certain former and existing members of management.  As of December 31, 2010, approximately $1.2 million was classified as a current liability in accrued expenses in the condensed consolidated balance sheet.  During the nine months ended October 1, 2011, the approximate $1.2 million was paid in cash.

During November 2011, the Company entered into an amendment to the employee agreement originally dated August 14, 2006 for the Company’s chief executive officer.   In conjunction with the amendment to the employment agreement, the Company also entered into a retention agreement and stock repurchase agreement.  These agreements, among other things, provide for: (i) the extension of the chief executive officer’s term of employment for three years, (ii) the Company to make a retention payment of $2.0 million to the chief executive officer on December 31, 2014 if he remains employed by the Company on that date, (iii) the future repurchase of 125,660 shares of common stock of Ply Gem Prime and (iv) the issuance of 150,000 stock options to the chief executive officer for non-voting Class C common stock of Ply Gem Prime.   The repurchase of common stock will be made by Ply Gem Prime based on proceeds provided by the Company.  The stock options granted to the chief executive officer will vest 25% on each of the following dates: July 2012, July 2013, July 2014, and July 2015.  The Company will record the impact of these transactions during the fourth quarter in the Company’s consolidated financial statements.  The Company also entered into a retention agreement with the Company’s chief financial officer which will require the Company to make a retention payment of $0.7 million on December 31, 2014 if he remains employed by the Company on that date.

13.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The 8.25% Senior Secured Notes and 13.125% Senior Subordinated Notes were issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of October 1, 2011 and December 31, 2010, and for the three and nine months ended October 1, 2011 and October 2, 2010.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended October 1, 2011

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$276,903	$20,986	$-	$297,889
Cost of products sold	-	-	217,869	14,198	-	232,067
Gross profit	-	-	59,034	6,788	-	65,822
Operating expenses:
Selling, general and
administrative expenses	-	4,884	25,345	3,857	-	34,086
Intercompany administrative
charges	-	-	3,705	486	(4,191)	-
Amortization of intangible assets	-	9	6,658	-	-	6,667
Total operating expenses	-	4,893	35,708	4,343	(4,191)	40,753
Operating earnings (loss)	-	(4,893)	23,326	2,445	4,191	25,069
Foreign currency gain	-	-	-	115	-	115
Intercompany interest	-	25,682	(25,682)	-	-	-
Interest expense	-	(25,193)	-	(1)	-	(25,194)
Interest income	-	1	16	1	-	18
Intercompany administrative income	-	4,191	-	-	(4,191)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(212)	(2,340)	2,560	-	8
Equity in subsidiaries' income (loss)	(458)	(246)	-	-	704	-
Income (loss) before provision
(benefit) for income taxes	(458)	(458)	(2,340)	2,560	704	8
Provision (benefit) for income taxes	-	-	(250)	716	-	466
Net income (loss)	$(458)	$(458)	$(2,090)	$1,844	$704	$(458)

Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	(2,603)	-	(2,603)
Total comprehensive loss	$(458)	$(458)	$(2,090)	$(759)	$704	$(3,061)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended October 2, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$247,810	$21,735	$-	$269,545
Cost of products sold	-	-	193,072	13,830	-	206,902
Gross profit	-	-	54,738	7,905	-	62,643
Operating expenses:
Selling, general and
administrative expenses	-	2,801	24,905	3,559	-	31,265
Intercompany administrative
charges	-	-	3,195	212	(3,407)	-
Amortization of intangible assets	-	9	6,783	-	-	6,792
Total operating expenses	-	2,810	34,883	3,771	(3,407)	38,057
Operating earnings (loss)	-	(2,810)	19,855	4,134	3,407	24,586
Foreign currency gain	-	-	-	104	-	104
Intercompany interest	-	25,823	(25,683)	(140)	-	-
Interest expense	-	(29,750)	(21)	-	-	(29,771)
Interest income	-	3	14	2	-	19
Intercompany administrative income	-	3,407	-	-	(3,407)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(3,327)	(5,835)	4,100	-	(5,062)
Equity in subsidiaries' income (loss)	(6,394)	(3,162)	-	-	9,556	-
Income (loss) before provision
(benefit) for income taxes	(6,394)	(6,489)	(5,835)	4,100	9,556	(5,062)
Provision (benefit) for income taxes	-	(95)	214	1,213	-	1,332
Net income (loss)	$(6,394)	$(6,394)	$(6,049)	$2,887	$9,556	$(6,394)

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	1,305	-	1,305
Total comprehensive income (loss)	$(6,394)	$(6,394)	$(6,049)	$4,192	$9,556	$(5,089)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended October 1, 2011

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$742,876	$49,611	$-	$792,487
Cost of products sold	-	-	596,363	35,491	-	631,854
Gross profit	-	-	146,513	14,120	-	160,633
Operating expenses:
Selling, general and
administrative expenses	-	12,054	80,473	11,486	-	104,013
Intercompany administrative
charges	-	-	11,106	1,472	(12,578)	-
Amortization of intangible assets	-	27	19,993	-	-	20,020
Total operating expenses	-	12,081	111,572	12,958	(12,578)	124,033
Operating earnings (loss)	-	(12,081)	34,941	1,162	12,578	36,600
Foreign currency gain	-	-	-	466	-	466
Intercompany interest	-	77,047	(77,047)	-	-	-
Interest expense	-	(76,591)	(1)	(1)	-	(76,593)
Interest income	-	4	66	12	-	82
Loss on modification or
extinguishment of debt	-	(27,863)	-	-	-	(27,863)
Intercompany administrative income	-	12,578	-	-	(12,578)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(26,906)	(42,041)	1,639	-	(67,308)
Equity in subsidiaries' income (loss)	(69,287)	(42,381)	-	-	111,668	-
Income (loss) before provision for
income taxes	(69,287)	(69,287)	(42,041)	1,639	111,668	(67,308)
Provision for income taxes	-	-	1,456	523	-	1,979
Net income (loss)	$(69,287)	$(69,287)	$(43,497)	$1,116	$111,668	$(69,287)

Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	(1,620)	-	(1,620)
Total comprehensive loss	$(69,287)	$(69,287)	$(43,497)	$(504)	$111,668	$(70,907)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended October 2, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$718,972	$56,438	$-	$775,410
Cost of products sold	-	-	567,638	37,657	-	605,295
Gross profit	-	-	151,334	18,781	-	170,115
Operating expenses:
Selling, general and
administrative expenses	-	9,666	78,363	10,541	-	98,570
Intercompany administrative
charges	-	-	9,300	607	(9,907)	-
Amortization of intangible assets	-	27	20,350	-	-	20,377
Total operating expenses	-	9,693	108,013	11,148	(9,907)	118,947
Operating earnings (loss)	-	(9,693)	43,321	7,633	9,907	51,168
Foreign currency gain	-	-	-	330	-	330
Intercompany interest	-	81,089	(80,403)	(686)	-	-
Interest expense	-	(93,885)	(100)	-	-	(93,985)
Interest income	-	15	102	10	-	127
Gain on extinguishment of debt	-	98,187	-	-	-	98,187
Intercompany administrative income	-	9,907	-	-	(9,907)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	85,620	(37,080)	7,287	-	55,827
Equity in subsidiaries' income (loss)	47,299	(30,399)	-	-	(16,900)	-
Income (loss) before provision
(benefit) for income taxes	47,299	55,221	(37,080)	7,287	(16,900)	55,827
Provision (benefit) for income taxes	-	7,922	(1,574)	2,180	-	8,528
Net income (loss)	$47,299	$47,299	$(35,506)	$5,107	$(16,900)	$47,299

Other comprehensive income ( loss):
Foreign currency translation adjustments	-	-	-	888	-	888
Total comprehensive income (loss)	$47,299	$47,299	$(35,506)	$5,995	$(16,900)	$48,187

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of October 1, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$7,073	$(1,371)	$4,901	$-	$10,603
Accounts receivable, net	-	-	141,347	9,746	-	151,093
Inventories:
Raw materials	-	-	42,845	4,427	-	47,272
Work in process	-	-	26,513	509	-	27,022
Finished goods	-	-	39,880	2,734	-	42,614
Total inventory	-	-	109,238	7,670	-	116,908
Prepaid expenses and other
current assets	-	392	10,582	2,217	-	13,191
Deferred income taxes	-	-	7,752	14	-	7,766
Total current assets	-	7,465	267,548	24,548	-	299,561
Investments in subsidiaries	(244,095)	(128,871)	-	-	372,966	-
Property and Equipment, at cost:
Land	-	-	3,565	167	-	3,732
Buildings and improvements	-	-	35,149	1,205	-	36,354
Machinery and equipment	-	1,866	260,321	8,060	-	270,247
	-	1,866	299,035	9,432	-	310,333
Less accumulated depreciation	-	(719)	(200,564)	(4,907)	-	(206,190)
Total property and equipment, net	-	1,147	98,471	4,525	-	104,143
Other Assets:
Intangible assets, net	-	-	126,947	-	-	126,947
Goodwill	-	-	382,165	10,394	-	392,559
Deferred income taxes	-	-	-	2,160	-	2,160
Intercompany note receivable	-	856,739	-	-	(856,739)	-
Other	-	31,717	2,198	-	-	33,915
Total other assets	-	888,456	511,310	12,554	(856,739)	555,581
	$(244,095)	$768,197	$877,329	$41,627	$(483,773)	$959,285

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$637	$66,974	$5,643	$-	$73,254
Accrued expenses	-	14,643	57,793	3,613	-	76,049
Total current liabilities	-	15,280	124,767	9,256	-	149,303
Deferred income taxes	-	-	13,014	-	-	13,014
Intercompany note payable	-	-	856,739	-	(856,739)	-
Other long-term liabilities	-	6,802	43,191	860	-	50,853
Long-term debt	-	990,210	-	-	-	990,210
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	321,667	321,667	441,459	6,500	(769,626)	321,667
(Accumulated deficit) retained earnings	(565,365)	(565,365)	(601,841)	20,885	1,146,321	(565,365)
Accumulated other
comprehensive income (loss)	(397)	(397)	-	4,126	(3,729)	(397)
Total stockholder's (deficit) equity	(244,095)	(244,095)	(160,382)	31,511	372,966	(244,095)
	$(244,095)	$768,197	$877,329	$41,627	$(483,773)	$959,285

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$12,172	$(1,117)	$6,443	$-	$17,498
Accounts receivable, net	-	-	90,387	7,472	-	97,859
Inventories:
Raw materials	-	-	35,890	3,938	-	39,828
Work in process	-	-	22,466	765	-	23,231
Finished goods	-	-	33,316	2,204	-	35,520
Total inventory	-	-	91,672	6,907	-	98,579
Prepaid expenses and other
current assets	-	356	9,573	704	-	10,633
Deferred income taxes	-	-	12,175	14	-	12,189
Total current assets	-	12,528	202,690	21,540	-	236,758
Investments in subsidiaries	(173,088)	(142,820)	-	-	315,908	-
Property and Equipment, at cost:
Land	-	-	3,565	176	-	3,741
Buildings and improvements	-	-	34,886	1,126	-	36,012
Machinery and equipment	-	1,272	255,060	7,968	-	264,300
	-	1,272	293,511	9,270	-	304,053
Less accumulated depreciation	-	(593)	(182,210)	(4,538)	-	(187,341)
Total property and equipment, net	-	679	111,301	4,732	-	116,712
Other Assets:
Intangible assets, net	-	-	146,965	-	-	146,965
Goodwill	-	-	382,472	10,961	-	393,433
Deferred income taxes	-	-	-	2,279	-	2,279
Intercompany note receivable	-	856,738	-	-	(856,738)	-
Other	-	24,590	1,500	-	-	26,090
Total other assets	-	881,328	530,937	13,240	(856,738)	568,767
	$(173,088)	$751,715	$844,928	$39,512	$(540,830)	$922,237

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$399	$50,280	$4,294	$-	$54,973
Accrued expenses	-	22,922	49,884	2,311	-	75,117
Total current liabilities	-	23,321	100,164	6,605	-	130,090
Deferred income taxes	-	-	10,583	-	-	10,583
Intercompany note payable	-	-	856,738	-	(856,738)	-
Other long-term liabilities	-	7,319	51,369	1,801	-	60,489
Long-term debt	-	894,163	-	-	-	894,163
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	321,767	321,767	384,418	5,591	(711,776)	321,767
(Accumulated deficit) retained earnings	(496,078)	(496,078)	(558,344)	19,769	1,034,653	(496,078)
Accumulated other
comprehensive income	1,223	1,223	-	5,746	(6,969)	1,223
Total stockholder's (deficit) equity	(173,088)	(173,088)	(173,926)	31,106	315,908	(173,088)
	$(173,088)	$751,715	$844,928	$39,512	$(540,830)	$922,237

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 1, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(69,287)	$(69,287)	$(43,497)	$1,116	$111,668	$(69,287)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	-	126	39,768	660	-	40,554
Non-cash interest expense, net	-	7,775	-	-	-	7,775
Gain on foreign currency transactions	-	-	-	(466)	-	(466)
Loss on modification or
extinguishment of debt	-	27,863	-	-	-	27,863
Deferred income taxes	-	-	6,794	68	-	6,862
Reduction in tax uncertainty,
net of valuation allowance	-	-	(6,617)	-	-	(6,617)
Equity in subsidiaries' net loss	69,287	42,381	-	-	(111,668)	-
Other	-	-	(40)	(3)	-	(43)
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(52,402)	(2,826)	-	(55,228)
Inventories	-	-	(17,566)	(1,186)	-	(18,752)
Prepaid expenses and other
current assets	-	43	(458)	(1,542)	-	(1,957)
Accounts payable	-	238	16,439	1,923	-	18,600
Accrued expenses	-	(7,735)	6,549	1,220	-	34
Cash payments on restructuring liabilities	-	-	(407)	-	-	(407)
Other	-	200	122	432	-	754
Net cash provided by (used in)
operating activities	-	1,604	(51,315)	(604)	-	(50,315)
Cash flows from investing
activities:
Capital expenditures	-	(594)	(6,923)	(699)	-	(8,216)
Proceeds from sale of assets	-	-	48	-	-	48
Net cash used in
investing activities	-	(594)	(6,875)	(699)	-	(8,168)
Cash flows from financing
activities:
Proceeds from long-term debt	-	423,684	-	-	-	423,684
Payments on long-term debt	-	(348,684)	-	-	-	(348,684)
Net revolver borrowings	-	85,000	-	-	-	85,000
Payments on previous revolver credit facility	-	(30,000)	-	-	-	(30,000)
Proceeds from intercompany						-
investment	-	(57,950)	57,936	14	-	-
Payment of early tender premium	-	(49,769)	-	-	-	(49,769)
Debt issuance costs paid	-	(26,907)	-	-	-	(26,907)
Equity repurchases	-	(1,483)	-	-	-	(1,483)
Net cash provided by (used in)
financing activities	-	(6,109)	57,936	14	-	51,841
Impact of exchange rate movement
on cash	-	-	-	(253)	-	(253)
Net decrease in cash
and cash equivalents	-	(5,099)	(254)	(1,542)	-	(6,895)
Cash and cash equivalents at the
beginning of the period	-	12,172	(1,117)	6,443	-	17,498
Cash and cash equivalents at the end
of the period	$-	$7,073	$(1,371)	$4,901	$-	$10,603

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 2, 2010

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$47,299	$47,299	$(35,506)	$5,107	$(16,900)	$47,299
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization expense	-	126	45,582	590	-	46,298
Non-cash interest expense, net	-	7,399	-	-	-	7,399
Gain on foreign currency transactions	-	-	-	(330)	-	(330)
Gain on extinguishment of debt	-	(98,187)	-	-	-	(98,187)
Deferred income taxes	-	-	3,236	(80)	-	3,156
Equity in subsidiaries' net income (loss)	(47,299)	30,399	-	-	16,900	-
Other	-	-	95	(6)	-	89
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(39,368)	(1,996)	-	(41,364)
Inventories	-	-	(13,040)	83	-	(12,957)
Prepaid expenses and other
current assets	-	(1,319)	5,814	2,565	-	7,060
Accounts payable	-	(3,116)	15,616	1,437	-	13,937
Accrued expenses	-	13,715	8,074	1,664	-	23,453
Cash payments on restructuring liabilities	-	-	(2,158)	-	-	(2,158)
Other	-	101	26	270	-	397
Net cash provided by (used in)
operating activities	-	(3,583)	(11,629)	9,304	-	(5,908)
Cash flows from investing
activities:
Capital expenditures	-	-	(7,960)	(427)	-	(8,387)
Proceeds from sale of assets	-	-	1,944	10	-	1,954
Net cash used in
investing activities	-	-	(6,016)	(417)	-	(6,433)
Cash flows from financing
activities:
Proceeds from long-term debt	-	145,709	-	-	-	145,709
Payments on long-term debt	-	(141,191)	-	-	-	(141,191)
Net revolver borrowings	-	15,000	-	-	-	15,000
Proceeds from intercompany						-
investment	-	683	7,645	(8,328)	-	-
Debt issuance costs paid	-	(4,956)	-	-	-	(4,956)
Tax payments on behalf of parent	-	(1,532)	-	-	-	(1,532)
Equity contributions	-	2,428	-	-	-	2,428
Equity repurchases	-	(2,978)	-	-	-	(2,978)
Net cash provided by (used in)
financing activities	-	13,163	7,645	(8,328)	-	12,480
Impact of exchange rate movement
on cash	-	-	-	227	-	227
Net increase (decrease) in cash
and cash equivalents	-	9,580	(10,000)	786	-	366
Cash and cash equivalents at the
beginning of the period	-	7,341	2,592	7,130	-	17,063
Cash and cash equivalents at the end
of the period	$-	$16,921	$(7,408)	$7,916	$-	$17,429

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

Overview

We are a leading manufacturer of residential exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 60% and 40% of our sales, respectively, for the nine months ended October 1, 2011.  These two segments produce a comprehensive product line of vinyl siding, designer accents and skirting, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of the $212.5 million senior secured asset-based revolving credit facility (the “ABL Facility”) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the indentures governing the 8.25% senior secured notes due 2018 (the “8.25% Senior Secured Notes”) and 13.125% senior subordinated notes due 2014 (the “13.125% Senior Subordinated Notes”) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010

Net Sales
Siding, Fencing, and Stone	$184,520	$164,901	$494,002	$477,168
Windows and Doors	113,369	104,644	298,485	298,242
Operating earnings (loss)
Siding, Fencing, and Stone	33,335	28,484	72,520	76,530
Windows and Doors	(3,373)	(1,088)	(23,839)	(15,669)
Unallocated	(4,893)	(2,810)	(12,081)	(9,693)
Foreign currency gain
Windows and Doors	115	104	466	330
Interest expense, net
Siding, Fencing, and Stone	16	14	66	102
Windows and Doors	-	(19)	10	(90)
Unallocated	(25,192)	(29,747)	(76,587)	(93,870)
Income tax provision
Unallocated	(466)	(1,332)	(1,979)	(8,528)
Gain (loss) on modification or
extinguishment of debt
Unallocated	-	-	(27,863)	98,187

Net income (loss)	$(458)	$(6,394)	$(69,287)	$47,299

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	October 1, 2011		October 2, 2010
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$184,520	100.0%	$164,901	100.0%
Gross profit	48,963	26.5%	43,942	26.6%
SG&A expenses	13,557	7.3%	13,329	8.1%
Amortization of intangible assets	2,071	1.1%	2,129	1.3%
Operating earnings	33,335	18.1%	28,484	17.3%

Net Sales

Net sales for the three months ended October 1, 2011 increased compared to the same period in 2010 by approximately $19.6 million or 11.9%.  Net sales increased despite low overall industry unit volumes that resulted from the challenging market conditions that continue to persist in the U.S. housing market.  These negative general market conditions were offset by sales to new customers and higher selling prices in response to higher raw material and freight costs.

According to the U.S. Census Bureau, third quarter 2011 single family housing starts decreased approximately 2.3% from actual levels achieved in the third quarter of 2010.  This decrease is attributable in part to the poor general economic conditions that currently exist in the United States including, among other things, high unemployment, the number of foreclosures, and falling home prices that continue to negatively impact demand for the U.S. housing market.  This demand weakness was partially offset by sales for the third quarter of 2010 being artificially deflated as a direct result of the Federal First-Time and Repeat Home Buyer Tax Credit program, which expired on April 30, 2010 thereby increasing housing demand for the first half of 2010.

The Company’s sales to new customers partially offset the general housing market conditions.  According to the Vinyl Siding Institute, the vinyl siding industry shipments decreased 4.8% for the third quarter of 2011 compared to the third quarter of 2010.  However, the Company’s vinyl siding market share percentage for the third quarter of 2011 increased to approximately 34% from 32% for the third quarter of 2010, widening the Company’s market share position.

Gross Profit

Gross profit increased $5.0 million or 11.4% during the three months ended October 1, 2011 compared to the same period in 2010, which was in line with the 11.9% net sales increase for the period.  Gross profit as a percentage of sales for the three months ended October 1, 2011 was consistent with the three months ended October 2, 2010 at 26.5% and 26.6%, respectively.

Selling, general and administrative expenses

SG&A expenses for the three months ended October 1, 2011 increased modestly compared to the same period in 2010 by approximately $0.2 million.  The increase is primarily due to higher selling and marketing expenses related to the increase in sales.

Amortization of intangible assets

Amortization expense for the three months ended October 1, 2011 was consistent with the same period in 2010.

	For the nine months ended
(Amounts in thousands)	October 1, 2011		October 2, 2010
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$494,002	100.0%	$477,168	100.0%
Gross profit	122,664	24.8%	124,900	26.2%
SG&A expenses	43,913	8.9%	41,982	8.8%
Amortization of intangible assets	6,231	1.3%	6,388	1.3%
Operating earnings	72,520	14.7%	76,530	16.0%

Net Sales

Net sales for the nine months ended October 1, 2011 increased compared to the same period in 2010 by approximately $16.8 million or 3.5%.  Net sales increased despite continued low industry unit volume that resulted from the challenging market conditions that persist in the U.S. housing market.  These negative general market conditions were partially offset by sales to new customers and higher selling prices that were increased in response to higher raw material and freight costs.

According to the U.S. Census Bureau, the first nine months of 2011 single family housing starts decreased approximately 12.7% from actual levels achieved in the first nine months of 2010.  This decrease is attributable in part to the poor general economic conditions that continue to exist in the United States including, among other things, high unemployment, the number of foreclosures, and falling home prices that continue to negatively impact demand for the U.S. housing market.

The Company’s sales to new customers and higher selling prices related to increased material costs offset the general housing market conditions.  According to the Vinyl Siding Institute, the vinyl siding industry shipments decreased 5.2% for the first nine months of 2011 compared to the first nine months of 2010.  The Company’s vinyl siding market share percentage for the first nine months of 2011 increased to approximately 36% from 32% for the comparable 2010 period.  Included as a reduction of net sales for the nine months ended October 1, 2011 were inventory buybacks for the lift-out of competitor’s inventory of approximately $11.1 million related to these market share gains.  Excluding the impact of these buybacks, net sales would have increased 5.8% compared to the prior year period.

Gross Profit

Gross profit for the nine months ended October 1, 2011 decreased compared to the same period in 2010 by approximately $2.2 million or 1.8%.  Gross profit as a percentage of sales decreased from 26.2% for the nine months ended October 2, 2010 to 24.8% for the nine months ended October 1, 2011.  Included in 2011 gross profit was a net inventory buyback of approximately $9.9 million resulting from the buyback, or lift-out, of our competitor’s product on initial stocking orders partially offset by the scrap value of inventory received.  Our gross profit as a percentage of sales for the nine months ended October 2, 2011 would have been 26.2% excluding these buybacks, which is consistent with the prior year period.  According to the London Metal Exchange, the price of aluminum increased approximately 18.2% for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010.  In addition, the average market price for PVC resin was estimated to have increased 14.9% for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010.  As discussed above, the Company initiated selling price increases in response to these rising material and freight costs.

Selling, general and administrative expenses

SG&A expenses for the nine months ended October 1, 2011 increased $1.9 million or 4.6% from the nine months ended October 2, 2010.  The increase is attributed to higher selling and marketing expenses related to increased sales.

Amortization of intangible assets

Amortization expense for the nine months ended October 1, 2011 was consistent with the same period in 2010.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	October 1, 2011		October 2, 2010
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$113,369	100.0%	$104,644	100.0%
Gross profit	16,859	14.9%	18,701	17.9%
SG&A expenses	15,645	13.8%	15,135	14.5%
Amortization of intangible assets	4,587	4.0%	4,654	4.4%
Operating loss	(3,373)	-3.0%	(1,088)	-1.0%
Currency transaction gain	115	0.1%	104	0.1%

Net Sales

Net sales for the three months ended October 1, 2011 increased compared to the same period in 2010 by approximately $8.7 million or 8.3%.  Despite the aforementioned 2.3% decrease in U.S. single family housing starts for the three months ended October 1, 2011 compared to the three months ended October 2, 2010, our unit volume sales of windows and doors in the U.S. increased as a result of sales to new customers and increased share of wallet sales to existing customers.  Our unit sales of windows and doors in Western Canada decreased in the third quarter of 2011 as compared to the prior year period as a result of continued weak market conditions.

Gross Profit

Gross profit for the three months ended October 1, 2011 decreased compared to the same period in 2010 by approximately $1.8 million or 9.8%.  Gross profit as a percentage of sales decreased from 17.9% for the three months ended October 2, 2010 to 14.9% for the three months ended October 1, 2011.  The gross profit decrease was caused by higher raw material costs, specifically PVC resin and aluminum, and freight costs that were not fully offset by selling price increases.  In addition, we experienced short-term manufacturing inefficiencies related to increased production volumes associated with the sales to new customers as discussed above, which also increased our sales mix of our value priced window products that generally carry lower gross profit margins.

Selling, general and administrative expenses

SG&A expenses for the three months ended October 1, 2011 increased compared to the same period in 2010 by approximately $0.5 million or 3.4%, but declined on a percentage of sales basis from 14.5% to 13.8%.

Amortization of intangible assets

Amortization expense for the three months ended October 1, 2011 was consistent with the same period in 2010.

	For the nine months ended
(Amounts in thousands)	October 1, 2011		October 2, 2010
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$298,485	100.0%	$298,242	100.0%
Gross profit	37,969	12.7%	45,215	15.2%
SG&A expenses	48,046	16.1%	46,922	15.7%
Amortization of intangible assets	13,762	4.6%	13,962	4.7%
Operating loss	(23,839)	-8.0%	(15,669)	-5.3%
Currency transaction gain	466	0.2%	330	0.1%

Net Sales

Net sales for the nine months ended October 1, 2011 increased compared to the same period in 2010 by approximately $0.2 million or 0.1%.  Despite the aforementioned 12.7% decrease in U.S. single family housing starts for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010, the Windows and Doors segment demonstrated an ability to offset this general market decrease by gaining sales with new customers in both the new construction and repair and remodeling markets.  The sales gains to new customers were offset by a declining end user market in Western Canada resulting from decreased housing starts in Alberta, Canada which the Company believes were impacted in part by unusually poor weather conditions in the first five months of 2011.  According to the Canadian Mortgage and Housing Corporation, housing starts in Alberta, Canada were estimated to have decreased by 13.4% in the nine months ended October 1, 2011 as compared to the nine months ended October 2, 2010.

Gross Profit

Gross profit for the nine months ended October 1, 2011 decreased compared to the same period in 2010 by approximately $7.2 million or 16.0%.  Gross profit as a percentage of sales decreased from 15.2% for the nine months ended October 2, 2010 to 12.7% for the nine months ended October 1, 2011.  The decrease was caused by higher raw material costs, specifically PVC resin and aluminum, and freight costs that were not fully offset by selling price increases.  In addition, the Company experienced short-term inefficiencies related to increased production volumes associated with the sales to new customers as discussed above, which also increased our sales mix of our value priced window products that generally carry lower gross profit margins, partially offset by favorable warranty experience for the nine months ended October 1, 2011.

Selling, general and administrative expenses

SG&A expenses for the nine months ended October 1, 2011 increased compared to the same period in 2010 by approximately $1.1 million or 2.4%.  On a percentage of sales basis, SG&A expenses increased to 16.1% from 15.7% for the nine months ended October 1, 2011 compared to the nine months ended October 2, 2010.  The increase can be predominantly attributed to higher selling expenses as well as legal and professional fees.

Amortization of intangible assets

Amortization expense for the nine months ended October 1, 2011 was consistent with the same period in 2010.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the three months ended
(Amounts in thousands)	October 1, 2011	October 2, 2010
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expenses	$(4,884)	$(2,801)
Amortization of intangible assets	(9)	(9)
Operating loss	(4,893)	(2,810)
Interest expense	(25,193)	(29,750)
Interest income	1	3
Provision for income taxes	$(466)	$(1,332)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended October 1, 2011 increased by approximately $2.1 million compared to the same period in 2010 primarily due to personnel and benefit related costs.

Interest expense

Interest expense for the three months ended October 1, 2011 decreased by approximately $4.6 million compared to the same period in 2010.  The decrease was primarily due to the debt refinancings that were completed during 2011 which enabled the Company to achieve a significantly lower interest rate on its debt.  Specifically, the net decrease was due to the following:

•	a decrease of approximately $21.2 million of interest on the 11.75% Senior Secured Notes, which were purchased and redeemed in February and March 2011,
•	an increase of approximately $16.9 million of interest on the new 8.25% Senior Secured Notes, which were issued in February 2011, and
•	a decrease of approximately $0.3 million of interest on our ABL Facility borrowings, primarily due to a lower interest rate.

Income taxes

The income tax provision for the three months ended October 1, 2011 decreased by approximately $0.9 million compared to the same period in 2010.  Our pre-tax income for the three months ended October 1, 2011 was approximately $8,000 compared to pre-tax loss of approximately $5.1 million for the three months ended October 2, 2010.  For the three months ended October 1, 2011, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, foreign income tax expense, and changes in the valuation allowance.  The decrease in the tax expense for the three months ended October 1, 2011 was due to a decrease in U.S. tax expense of approximately $0.4 million and Canadian tax expense of approximately $0.5 million.  During the three months ended October 1, 2011, our effective tax rate was consistent with our expectations for the full 2011 fiscal year.

	For the nine months ended
(Amounts in thousands)	October 1, 2011	October 2, 2010
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expenses	$(12,054)	$(9,666)
Amortization of intangible assets	(27)	(27)
Operating loss	(12,081)	(9,693)
Interest expense	(76,591)	(93,885)
Interest income	4	15
Gain (loss) on modification or extinguishment of debt	(27,863)	98,187
Provision for income taxes	$(1,979)	$(8,528)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the nine months ended October 1, 2011 increased by approximately $2.4 million compared to the same period in 2010 primarily due to personnel and benefit related costs.

Interest expense

Interest expense for the nine months ended October 1, 2011 decreased by approximately $17.3 million compared to the same period in 2010.  The decrease was primarily due to the deleveraging event that occurred in February 2010 and the debt refinancings that were completed during 2011.  Specifically, the net decrease was due to the following:

•	a decrease of approximately $55.0 million of interest on the 11.75% Senior Secured Notes, which were purchased and redeemed in February and March 2011,
•	a decrease of approximately $3.9 million of interest on the 9% Senior Subordinated Notes, which were redeemed in February 2010,
•	an increase of approximately $42.2 million of interest on the new 8.25% Senior Secured Notes, which were issued in February 2011,
•	an increase of approximately $0.4 million of interest on the 13.125% Senior Subordinated Notes, which were issued in January 2010,
•	a decrease of approximately $1.1 million of interest on our ABL Facility borrowings, primarily due to a decrease in the interest rate,
•	a decrease of approximately $0.3 million primarily due to lower availability fees and letter of credit fees,
•
a decrease of approximately $1.4 million due to the write off of a portion of the capitalized financing costs related to the 11.75% Senior Secured Notes purchased and redeemed in February and March 2011, partially offset by additional amortization related to the financing costs for the new 8.25% Senior Secured Notes, and

•	an increase of approximately $1.8 million due to the amortization of the discount and tender premium on the 8.25% Senior Secured Notes, which were issued in February 2011.

Gain (loss) on modification or extinguishment of debt

As a result of the debt refinancings during January and February 2011, as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification/extinguishment of debt of approximately $27.9 million for the nine months ended October 1, 2011.  The loss consisted of the write off of a portion of the tender premium paid with the redemption of the 11.75% Senior Secured Notes of approximately $10.9 million, the write off of a portion of the capitalized bond discount related to the 11.75% Senior Secured Notes of approximately $0.8 million, the write off of a portion of the capitalized financing costs related to the 11.75% Senior Secured Notes of approximately $2.8 million, the write off of the capitalized financing costs related to the previous ABL Facility of approximately $1.2 million, and the expense of certain third-party financing costs related to the 8.25% Senior Secured Notes of approximately $12.2 million.  The loss was recorded separately in the condensed consolidated statement of operations for the nine months ended October 1, 2011.

We also recognized an approximate $98.2 million gain on extinguishment during 2010 as a result of a financing transaction in February 2010.  As a result of the $141.2 million redemption of the 9% Senior Subordinated Notes on February 16, 2010, we recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write off of unamortized debt issuance costs.  As a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by affiliates of our controlling stockholders in exchange for equity of Ply Gem Prime valued at approximately $114.9 million on February 12, 2010, we recognized a gain on extinguishment of debt of approximately $100.4 million including the write off of unamortized debt issuance costs of approximately $3.5 million.  The net $98.2 million gain on extinguishment of debt was recorded separately in the condensed consolidated statement of operations for the nine months ended October 2, 2010.

Income taxes

The income tax provision for the nine months ended October 1, 2011 decreased by approximately $6.5 million compared to the same period in 2010.  Our pre-tax loss for the nine months ended October 1, 2011 was approximately $67.3 million compared to pre-tax income of approximately $55.8 million for the nine months ended October 1, 2010.  For the nine months ended October 1, 2011, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, foreign income tax expense, and changes in the valuation allowance.  The decrease in tax expense for the nine months ended October 1, 2011 was due to a decrease in U.S. tax expense of approximately $4.9 million and a decrease in Canadian tax expense of approximately $1.6 million.  During the nine months ended October 1, 2011, our effective tax rate was consistent with our expectations for the full 2011 fiscal year.

Liquidity and Capital Resources

During the nine months ended October 1, 2011, cash decreased approximately $6.9 million compared to an increase of approximately $0.4 million during the nine months ended October 2, 2010.  The decrease in cash generated was primarily due to increased working capital requirements.

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

Our primary cash needs are for debt service, capital expenditures, and working capital.  As of October 1, 2011, our annual interest charges for debt service, including the ABL Facility, are estimated to be approximately $88.1 million.  We do not have any scheduled debt maturities until 2014.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.4% to 1.6% of net sales on an annual basis.  As of October 1, 2011, our purchase commitments for inventory are approximately $23.6 million.  We finance these cash requirements through internally generated cash flow and funds borrowed under the ABL Facility.

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

In order to further supplement the Company’s operating cash flow, the Company has from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, the Company may elect to pursue additional financing alternatives in the future.

Our specific cash flow movement for the nine months ended October 1, 2011 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the nine months ended October 1, 2011 was approximately $50.3 million as compared to approximately $5.9 million for the nine months ended October 1, 2010.  The increase in cash used in operating activities during the nine months ended October 1, 2011 can be attributed to several working capital movements.  Accounts receivable had a negative impact of approximately $13.9 million which can be attributed to the increase in sales experienced by the Company relative to the prior year period.  Inventories had a negative impact of approximately $5.8 million which can be attributed to the additional SKU requirements associated with the significant customer wins achieved by the Company.  Accrued expenses had a negative impact of approximately $23.4 million which can be attributed to the timing of interest payments related to the Company’s debt.  During the nine months ended October 2, 2010, the Company’s 11.75% Senior Secured Notes significant interest payment was in June for $42.6 million but for nine months ended October 1, 2011 the Company’s significant interest payment was in August for $33.0 million.  The reduction in accrued interest from October 2, 2010 to October 1, 2011 amounted to approximately $17.4 million.  Accrued expenses also had a negative impact on cash flows from operations for the nine months ended October 1, 2011 for the approximate $5.9 million payment for phantom stock and retention payments.

Cash used in investing activities

Net cash used in investing activities for the nine months ended October 1, 2011 and October 2, 2010 was approximately $8.2 million and $6.4 million, respectively, primarily used for capital expenditures.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended October 1, 2011 was approximately $51.8 million, primarily from net revolver borrowings of $55.0 million under the ABL Facility, net proceeds of $75.0 million from the debt refinancing for the 8.25% Senior Secured Notes, offset by early tender premium payments of approximately $49.8 million, debt issuance costs of approximately $26.9 million, and equity repurchases of $1.5 million.  Net cash provided by financing activities for the nine months ended October 2, 2010 was approximately $12.5 million and consisted primarily from revolver borrowings of $15.0 million under the ABL Facility and proceeds from long-term debt of approximately $145.7 million, offset by the approximate $141.2 redemption of 9% Senior Subordinated Notes, debt issuance costs of approximately $5.0 million, tax payments on behalf of Ply Gem Prime of approximately $1.5 million, and a net equity repurchase of approximately $0.6 million.

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

On February 11, 2011, we purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, we purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, we redeemed the remaining approximate $0.4 million at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As a result of these transactions, we paid cumulative early tender premiums of approximately $49.8 million during the nine months ended October 1, 2011.  Following the redemption on March 13, 2011, there were no longer any 11.75% Senior Secured Notes outstanding.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.

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

The 8.25% Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the 8.25% Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt in limited circumstances as defined in the indentures) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries and its restricted subsidiaries may only incur additional debt in limited circumstances, including, but not limited to, debt under our credit facilities not to exceed the greater of (x) $250 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (y) the borrowing base; purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries and its restricted subsidiaries are limited in their ability to make certain payments, pay dividends or make other distributions to Ply Gem Holdings. Permitted payments, dividends and distributions include, but are not limited to, those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

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

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, we amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of October 1, 2011, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011.

Senior Secured Asset-Based Revolving Credit Facility due 2016

On January 26, 2011, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into a new ABL Facility.  Ply Gem Industries and Ply Gem Canada used the initial borrowing under the new ABL Facility to repay all of the outstanding indebtedness (including all accrued interest) under the Senior Secured Asset-Based Revolving Credit Facility due 2013.  The new ABL Facility initially provided for revolving credit financing of up to $175.0 million, subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In August 2011, the Company exercised the accordion feature under the new ABL Facility for $37.5 million, or 50% of the eligible accordion, increasing the Company’s ABL Facility from $175.0 million to $212.5 million.  Under the terms of the ABL Facility, the Company has the ability to further increase the revolving commitments up to another $37.5 million to $250.0 million.  Under the amended ABL Facility, $197.5 million is available to Ply Gem Industries and $15.0 million is available to Ply Gem Canada.  All outstanding loans under the new ABL Facility are due and payable in full on January 26, 2016 (or April 15, 2014 if the 13.125% Senior Subordinated Notes are not repaid or refinanced by such date).

Borrowings under the new ABL Facility bear interest at a rate per annum equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of the administrative agent and (2) the federal funds effective rate plus 0.5% or (b) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  The initial applicable margin for borrowings under the new ABL Facility was 1.50% for base rate loans and 2.50% for Eurodollar rate loans.  The applicable margin for borrowings under the new ABL Facility is subject to step ups and step downs based on average excess availability under that facility.  Swingline loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of October 1, 2011, the Company’s interest rate on the new ABL Facility was approximately 2.7%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February, and March).

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

The new ABL Facility contains certain covenants that limit the Company’s ability and the ability of the Company’s subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, the Company is permitted to incur additional debt in limited circumstances, including senior secured notes in an aggregate principal amount not to exceed $875.0 million, permitted subordinated indebtedness in an aggregate principal amount not to exceed $75.0 million at any time outstanding (subject to the ability to incur additional permitted subordinated debt provided that immediately after giving effect to such incurrence excess availability is more than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the fixed charge coverage ratio), purchase money indebtedness in an aggregate amount not to exceed $15.0 million at any one time outstanding, debt of foreign subsidiaries (other than Canadian subsidiaries) in an aggregate amount not to exceed $2.5 million at any one time outstanding, and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings.  Permitted dividends and distributions include those used to redeem equity of its officers (including approximately $12.6 million of repurchases from certain executive officers), directors or employees under certain circumstances, to pay taxes, to pay operating and other corporate overhead costs and expenses in the ordinary course of business in an aggregate amount not to exceed $2.0 million in any calendar year plus reasonable and customary indemnification claims of its directors and executive officers and to pay fees and expenses related to any unsuccessful debt or equity offering. Ply Gem Industries may also make additional payments to Ply Gem Holdings that may be used by Ply Gem Holdings to pay dividends or other distributions on its stock under the new ABL Facility so long as before and after giving effect to such dividend or other distribution excess availability is greater than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the consolidated fixed charge coverage ratio.

As of October 1, 2011, Ply Gem Industries had approximately $121.0 million of contractual availability and approximately $84.6 million of borrowing base availability under the new ABL Facility, reflecting $85.0 million of borrowings outstanding and approximately $6.5 million of letters of credit and priority payables reserves.

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

In connection with the issuance of $150.0 million of the 13.125% Senior Subordinated Notes on January 11, 2010, Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  Approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the CI Partnerships were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime. Such notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  As of December 31, 2010, there were no 9% Senior subordinated Notes outstanding.

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

The indenture governing the 13.125% Senior Subordinated Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets.  In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including, debt not to exceed the sum of (a) the greater of (i) $250.0 million and (ii) the borrowing base and (b) the greater of (i) $725.0 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (ii) an amount that is three times Consolidated Cash Flow (as defined in the indenture) for the four-quarter period; purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $25.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings.  Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $500,000 in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million.  Ply Gem Industries may also pay dividends or make other distributions to Ply Gem Holdings so long as it can incur $1.00 of additional debt pursuant to the 2.00 to 1.00 consolidated interest coverage ratio test described above and so long as the aggregate amount of such dividend or distribution together with certain other dividends and distributions does not exceed 50% of consolidated net income plus certain other items.

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

Gain (loss) on debt modification or extinguishment

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during the nine months ended October 1, 2011, we performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, we evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt.  We determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes.  We incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations.  We also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction.  We also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.2 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations.

As a result of the ABL Facility refinancing during the first quarter of 2011, we evaluated the proper accounting treatment for the debt issuance costs associated with the prior ABL Facility and the new ABL Facility as there were certain members of the loan syndication that existed in both facilities and other members who were not participants in the new ABL Facility.  Based on this evaluation, we expensed approximately $1.2 million of debt issuance costs as a loss on modification or extinguishment of debt and recorded approximately $2.1 million of debt issuance costs.

As a result of the $141.2 million redemption of the previous 9% Senior Subordinated Notes on February 16, 2010, we recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write-off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by affiliates of our controlling stockholders in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, we recognized a gain on extinguishment of approximately $100.4 million, including the write-off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million gain on debt extinguishment was recorded separately in the accompanying condensed consolidated statement of operations for the nine months ended October 2, 2010.

Based on these financing transactions, we recognized a loss on debt modification or extinguishment of approximately $27.9 million and a gain on debt extinguishment of approximately $98.2 million for the nine months ended October 1, 2011 and October 2, 2010, respectively, as summarized in the table below.

	For the nine months ended
(Amounts in thousands)	October 1, 2011	October 2, 2010

Gain (loss) on extinguishment of debt:
Tender premium	$(10,883)	$-
11.75% Senior Secured Notes unamortized discount	(775)	-
11.75% Senior Secured Notes unamortized debt issuance costs	(2,757)	-
	(14,415)	-

Carrying value of 9% Senior Subordinated Notes	-	360,000
9% Senior Subordinated Notes unamortized debt issuance costs	-	(5,780)
9% Senior Subordinated Notes unamortized premium	-	100
Reaquisition price of 9% Senior Subordinated Notes	-	(256,133)
	-	98,187
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	(12,261)	-
Unamortized debt issuance costs for previous ABL Facility	(1,187)	-
	(13,448)	-

Total gain (loss) on modification or extinguishment of debt	$(27,863)	$98,187

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of October 1, 2011, we had cash and cash equivalents of approximately $10.6 million, $121.0 million of contractual availability under the ABL Facility and approximately $84.6 million of borrowing base availability.

In order to further supplement the Company’s operating cash flow, the Company has from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, the Company may elect to pursue additional financing alternatives in the future.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K, we have a potential obligation related to certain tax issues of approximately $3.6 million, including interest of approximately $0.9 million.  The timing of the potential tax payments is unknown.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $212.5 million as of October 1, 2011, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility was fully drawn as of October 1, 2011, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.5 million per year.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and nine month periods ended October 1, 2011, the net impact of foreign currency changes to our results of operations was a gain of approximately $0.1 million and $0.5 million, respectively.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s (deficit) of approximately $1.6 million for the nine months ended October 1, 2011.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At October 1, 2011, we did not have any outstanding foreign currency hedging contracts.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of October 1, 2011.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 1, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended October 1, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.     OTHER INFORMATION

During November 2011, the Company entered into various agreements with the Chief Executive Officer and the Chief Financial Officer as described in paragraph 5 of “Note 12 – Related Party Transactions” to the condensed consolidated financial statements.

Item 6.                                                 EXHIBITS

(a)   Exhibits

Exhibit No.                                     Description of Exhibits

* 4.1
Amendment No. 1 to Credit Agreement, dated as of August 11, 2011, by and among Ply Gem Industries, Inc., Ply Gem Canada, Inc., Ply Gem Holdings, Inc., the other Guarantors party thereto, the Lenders party thereto, UBS AG, Stamford Branch, as U.S. Administrative Agent, and UBS AG Canada Branch, as Canadian Administrative Agent.

* 4.2	Incremental Assumption Agreement, dated as of August 11, 2011, by and among Ply Gem Industries, Inc., UBS AG, Stamford Branch, and Credit Suisse AG, Cayman Islands Branch.
* 4.3	Incremental Assumption Agreement, dated as of August 11, 2011, by and among Ply Gem Industries, Inc., UBS AG, Stamford Branch, and Goldman Sachs Bank USA.
* 4.4	Incremental Assumption Agreement, dated as of August 11, 2011, by and among Ply Gem Industries, Inc., UBS AG, Stamford Branch, and Royal Bank of Canada.
* 31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification by Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 32.2	Certification by Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Ply Gem Holding, Inc. Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, filed on November 14, 2011, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. **

*  Filed herewith.

** In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed to be “filed” for purposes of Section 18 of Exchange Act, or otherwise subject to liability of that section, and shall not be part of any registration or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  November 14, 2011

By:	/s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date:  November 14, 2011

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary