Form 10-K
period 2011-12-31
PLY GEM HOLDINGS INC
filed 2012-03-16
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
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
Large accelerated filer [  ]    Accelerated filer [  ]     Non-accelerated filer [X]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2011 was $0.

The Company had 100 shares of common stock outstanding as of March 16, 2012.

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

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to the following:

• downturns in the home repair and remodeling and new construction sectors or the economy and the availability of consumer credit;

• competition from other exterior building products manufacturers and alternative building materials;

• changes in the costs and availability of raw materials;

• consolidation and further growth of our customers;

• loss of, or a reduction in orders from, any of our significant customers;

• inclement weather conditions;

• increases in the cost of labor, union organizing activity and work stoppages at our facilities or the facilities of our suppliers;

• claims arising from the operations of our various businesses prior to our acquisitions;

• products liability claims relating to the products we manufacture;

• loss of certain key personnel;

• interruptions in deliveries of raw materials or finished goods;

• environmental costs and liabilities;

• manufacturing or assembly realignments;

• threats to, or impairments of, our intellectual property rights;

• increases in fuel costs;

• material non-cash impairment charges;

• our significant amount of indebtedness;

• covenants in the senior secured asset-based revolving credit facility and the indentures governing the 8.25% senior secured notes due 2018 and the 13.125% senior subordinated notes due 2014;

• limitations on our net operating losses; and

• failure to generate sufficient cash to service all of our indebtedness and make capital expenditures.

These and other factors are more fully discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Annual Report on Form 10-K.

PART I

Item 1.      BUSINESS

Company Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 60% and 40% of our sales, respectively, for the fiscal year ended December 31, 2011.  These two segments produce a comprehensive product line of vinyl siding, designer accents and skirting, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

•
On October 31, 2008, Ply Gem acquired substantially all of the assets of Ply Gem Stone (formerly United Stone Veneer), a manufacturer of stone veneer products.  Ply Gem Stone is part of our Siding, Fencing, and Stone segment and operates under common leadership with our siding business.

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

Business Strategy

We are pursuing the following business and growth strategies:

•
Capture Growth Related to Housing Market Recovery.  As a leading manufacturer of exterior building products, we intend to capitalize on the recovery in new construction and home repair and remodeling.  The National Association of Home Builders’ (“NAHB”) 2011 estimate of single family housing starts was 434,000, which was approximately 62% below the 50-year average, representing a significant opportunity for growth as activity improves to rates that are more consistent with historical levels.  Furthermore, we believe that the underinvestment in homes during the recent recession and the overall age of the U.S. housing stock will drive significant future spending for home repair and remodeling.

We expect homeowners’ purchases to focus on items that provide the highest return on investment, have positive energy efficiency attributes and provide potential cost savings.  Our broad product offering addresses expected demand growth from all of these key trends, through our balanced exposure to the new construction and home repair and remodel end markets, diverse price points, the high recovery value for home improvements derived from our core product categories and the ability to provide products that qualify for many of the energy efficiency rebate and tax programs currently in effect or under consideration.

•
Continue to Increase Market Penetration.  We intend to increase the market penetration of our siding, fencing, and stone products and our window and door products by leveraging the breadth of our product offering and broad geographical footprint to serve customers across North America and by pursuing cross-selling opportunities.  Additionally, our continued investments in product innovation and quality, coupled with strong customer service, further enhance our ability to capture increased sales in each of our core product categories.  In 2011, we increased our U.S. vinyl siding market share to 36.0% from 32.3% in 2010 due in part to a significant customer win in the retail sales channel as well as with a top national builder.  The national builder win represented an existing top 10 customer in our window business. We believe that this demonstrates the substantial opportunity across our product categories to cross-sell and bundle products, thereby increasing revenues from our existing channel partners and industry relationships.  Another example of this cross-selling opportunity is the introduction in 2010 of a new line of vinyl windows under our Ply Gem brand as well as under our Mastic Home Exteriors brand, historically associated with vinyl siding products.  We expect to build upon our share gains as the housing market recovers from its current low levels and to further enhance our leading positions.

•
Expand Brand Coverage and Product Innovation.  We will continue to increase the value of the Ply Gem brands by introducing new product categories for our customers and by developing innovative new products within our existing product categories.  For example, we have developed a complete series of window products under the Ply Gem brand to target the higher margin home repair and remodeling window end market.  Furthermore, our 2008 addition of stone veneer to our product offering in the Siding, Fencing, and Stone segment provides existing siding customers with access to the fastest growing category of exterior cladding products.

Our new products frequently receive industry recognition, as evidenced by our Ply Gem Mira aluminum-clad wood window, which was an International Builder’s Show Product Pick in 2008.  In addition, our Cedar Discovery designer accent product and our Ovation vinyl siding product were both named one of the top 100 products by leading industry publications.  The result of our commitment to product development and innovation has been demonstrated in the $310.1 million of incremental annualized sales that we recognized for new products introduced from 2009 to 2011.

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

New Home Construction

New construction in the United States experienced strong growth from the early 1990s to 2006, with housing starts increasing at a compounded annual growth rate of 3.8%.  However, from 2006 to 2011, single family housing starts declined 71% according to the NAHB.  While the industry has experienced a period of severe correction and downturn, management believes that the long-term economic outlook for new construction in the United States is favorable and supported by an attractive interest rate environment and strong demographics, as new household formations and increasing immigration drives demand for starter homes.  According to the Joint Center for Housing Studies of Harvard University, net new household formations between 2010 and 2020 are expected to be approximately 11.8 million units.  Favorable demographic trends and historically low interest rates should be stimulants for new construction demand in the United States.

During 2010, the Federal First-Time and Repeat Home Buyer Tax Credit programs provided a stimulant for housing demand during the first half of 2010 as the program expired on April 30, 2010.  According to the U.S. Census Bureau, single family housing starts increased by approximately 27.0% during the first half of 2010 compared to the first half of 2009, while single family housing starts for the second half of 2010 decreased by approximately 11.7% compared to the second half of 2009.  During 2011, single family housing starts are estimated to have declined 7.9% to 434,000 compared to 2010.  The NAHB is currently forecasting single family housing starts to increase in 2012 and 2013 by 16.7% and 30.4%, respectively.  In addition, new construction in Canada is expected to benefit from similar demand stimulants as new construction in the United States, such as strong demographic trends and historically low interest rate levels.  According to the Canadian Mortgage and Housing Corporation (“CMHC”), housing starts in Alberta, Canada are estimated to increase by approximately 15.7% in 2012, demonstrating the recovery in new construction in Western Canada.

Home Repair and Remodeling

Since the early 1990s and through 2006, demand for home repair and remodeling products in the United States increased at a compounded annual growth rate of 4.3%, according to the U.S. Census Bureau, as a result of strong economic growth, low interest rates and favorable demographics.  However, beginning in 2007 the ability for homeowners to finance repair and remodeling expenditures, such as replacement windows or vinyl siding, has been negatively impacted by a general tightening of lending requirements by financial institutions and the significant decrease in home values, which limited the amount of home equity against which homeowners could borrow.  Management believes that expenditures for home repair and remodeling products are also affected by consumer confidence that continued to be depressed during 2011 due to general economic conditions and unemployment levels.  Although certain aspects of the federal stimulus plan enacted in early 2009, such as energy saving tax credits and Homestar, may have encouraged some consumers to make home improvements, including the replacement of older windows with newer more energy-efficient windows, management believes that these favorable measures were offset during 2010 by the effects of high unemployment, limited availability of consumer financing and lower consumer confidence levels.  However, management believes the long-term economic outlook of the demand for home repair and remodeling products in the United States is favorable and supported by the move towards more energy-efficient products, recent underinvestment in home maintenance and repair, and an aging housing stock.

Description of Business

Financial information about our segments is included in the Notes to Consolidated Financial Statements and incorporated herein by reference.

Siding, Fencing, and Stone segment

Products

In our Siding, Fencing, and Stone segment, our principal products include vinyl siding and skirting, vinyl and aluminum soffit, aluminum trim coil, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems, injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts, vinyl fence, vinyl and composite railing and stone veneer.  We sell our siding and accessories under our Variform®, Napco®, Mastic® Home Exteriors and Cellwood® brand names and under the Georgia-Pacific brand name through a private label program.  We also sell our vinyl siding and accessories to Lowe’s under our Durabuilt® private label brand name.  Our vinyl and vinyl-composite fencing and railing products are sold under our Kroy® and Kroy Express brand names.  Our stone veneer products are sold under our Ply Gem Stone brand name.  A summary of our product lines is presented below according to price point:

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

Our largest customer comprised 14.7% and 14.8% of the net sales of our Siding, Fencing, and Stone segment for the years ended December 31, 2011 and 2010, respectively.

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

Competition

We compete with other national and regional manufacturers of vinyl siding, fencing, and stone products.  We believe we are currently the largest manufacturer of vinyl siding in North America.  Our vinyl siding competitors include CertainTeed, Alside, Royal Building Products and smaller, regional competitors.  Based on our internal estimates and industry experience, we believe that we have increased our penetration of the U.S. vinyl siding end market in 2011 by 3.7% to approximately 36.0% of total unit sales as compared to approximately 32.3% in 2010.  Our aluminum accessories competitors include Alsco, Gentek and other smaller regional competitors.  Significant growth in vinyl fencing and railing has attracted many new entrants, and the sector today is fragmented.  Our fencing and railing competitors include U.S. Fence, Homeland, Westech, Bufftech, and Azek.  Our stone veneer competitors include Boral, Eldorado Stone, Coronado Stone and smaller, regional competitors.  We generally compete on product quality, breadth of product offering, sales and service support.  In addition to competition from other vinyl siding, fencing and stone products, our products face competition from alternative materials, such as wood, metal, fiber cement and masonry siding.  Increases in competition from other exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to net sales decreases.

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

Backlog

Our Siding, Fencing, and Stone segment had a backlog of approximately $8.5 million at December 31, 2011, and a backlog of approximately $7.5 million at December 31, 2010.  We expect to fill 100% of the orders during 2012 that were included in our backlog at December 31, 2011.

Windows and Doors segment

Products

In our Windows and Doors segment, our principal products include vinyl, aluminum, wood and clad-wood windows and patio doors and steel, wood, and fiberglass entry doors that serve both the new construction and the home repair and remodeling sectors in the United States and Canada.  Our products in our Windows and Doors segment are sold under the Ply Gem® Windows, Great Lakes® Window, Mastic® by Ply Gem, and Ply Gem® Canada brands.  In the past, we have also sold our windows and doors under our CWD Windows and Doors brand names.  A summary of our current product lines is presented below according to price point:

	Ply Gem U.S. Windows		Mastic by Ply Gem	Great Lakes Window	Ply Gem Canada
	New Construction	Replacement		Replacement	New Construction
Specialty/
Super-Premium	Mira® Premium Series	Select Series	Mastic 5000 Series	Uniframe® EcoSMART	Regency® Ambassador® Fusion®

Premium	Pro Series - West	Premium Series	Mastic 4000 Series	Lifestyles®	Envoy® Diplomat® Concorde®

Standard	Pro Series - East	Pro Series	Mastic 3000 Series	Seabrooke®	Pro Series

Economy	Builder Series	Contractor Series		Bayshore®

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

The new construction product lines are sold for use in new residential and light commercial construction through a highly diversified customer base, which includes independent building material dealers, regional/national lumberyard chains, builder direct/OEMs and retail home centers.  Our repair and remodeling window products are primarily sold through independent home improvement dealers, one-step distributors, and big box retail outlets.  Dealers typically market directly to homeowners or contractors in connection with remodeling requirements while distributors concentrate on local independent retailers.

In Canada, sales of product lines for new construction are predominantly made through direct sales to builders and contractors, while sales for repair and remodeling are made primarily through retail lumberyards.  Ply Gem Canada products are distributed through nine company-owned distribution centers.

Our sales to our top five largest window and door customers represented 28.9% and 26.9% of the net sales of our Windows and Doors segment for the years ended December 31, 2011 and 2010, respectively.

Production and facilities

Our window and door products leverage a network of vertically integrated production and distribution facilities located in Virginia, Ohio, North Carolina, Georgia, Texas, California, Washington and Alberta, Canada.  Our window and door manufacturing facilities have benefited from our continued investment and commitment to product development and product quality combined with increasing integration of best practices across our product offerings.  In 2010, we began producing vinyl compound for our west coast facilities which improved our operating efficiency and resulted in lower production cost for these items.  In 2010, we continued making upgrades to insulated glass production lines in anticipation of more stringent energy efficiency requirements driven by changes in building codes and consumer demand for Energy Star rated products.

While market conditions required us to close three facilities in 2009, all of our facilities have the ability to increase capacity in a cost effective manner by expanding production shifts.  Ongoing capital investments will focus upon new product introductions and simplification, equipment maintenance and cost reductions.   Our manufacturing facility in Western Canada received the highest provincial safety award during 2010, demonstrating our commitment to safety.

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

Backlog

Our Windows and Doors segment had a backlog of approximately $19.4 million at December 31, 2011, and approximately $16.9 million at December 31, 2010.  We expect to fill 100% of the orders during 2012 that were included in our backlog at December 31, 2011.

Environmental and Other Regulatory Matters

We are subject to United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites, and protection of worker health and safety.  From time to time, our facilities are subject to investigation by governmental regulators.  In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which we or our predecessors are alleged to have sent hazardous materials for recycling or disposal.  We may be held liable, or incur fines or penalties in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of our properties from activities conducted by previous occupants.  The amount of such liability, fine or penalty may be material, and certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

We believe that our current operations are in substantial compliance with all applicable environmental laws and that we maintain all material permits required to operate our business.

Based on available information, we do not believe that any known compliance obligations, claims, releases or investigations will have a material adverse effect on our results of operations, cash flows or financial position.  However, there can be no guarantee that previously known or newly-discovered matters or any inability to enforce our available indemnification rights against previous owners of our subsidiaries will not result in material costs or liabilities.

Under the stock purchase agreement governing the Ply Gem acquisition, our former parent, Nortek, has agreed to indemnify us, subject to certain limitations, for environmental liabilities arising from our former ownership or operation of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem acquisition and for certain other liabilities.  Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek’s financial condition, which could change in the future, as well as by limits to any such indemnities or obligations. Nortek has also covenanted that after the Ply Gem acquisition, it will not dispose of all or substantially all of its property and assets in a single transaction or series of related transactions, unless the acquirer of either its residential building products segment or HVAC segment (whichever is sold first) assumes all of Nortek’s obligations (including Nortek’s indemnification obligations) under the stock purchase agreement.

We are currently involved in environmental proceedings involving Ply Gem Canada and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania), Kroy Building Products, Inc. (relating to contamination in a drinking water well in York, Nebraska), and Mastic Home Exteriors, Inc. (relating to a closed landfill site in Sidney, Ohio).  Under the stock purchase agreement governing the Ply Gem acquisition, Nortek is to indemnify us fully for any liability in connection with the Punxsutawney contamination. Alcan Aluminum Corporation assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the York property occurring prior to 1994 when it sold the property to us in 1998.  Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek. Our ability to seek indemnification or enforce other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as by limits of any such indemnities or obligations.

On February 24, 2011, MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, received a draft Administrative Order on Consent from the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  MW finalized the Administrative Order on Consent with the EPA, and it became effective on September 12, 2011.  As part of the Administrative Order on Consent, during the fourth quarter, MW provided the EPA with a preliminary cost estimate of approximately $1.8 million over the remediation period.  Certain liabilities for this subject contamination have been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.  As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Our ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.

In addition, under the stock purchase agreement governing the MWM Holding acquisition, the sellers agreed to indemnify us for the first $250,000 in certain costs of compliance with the New Jersey Industrial Site Recovery Act at a facility of MW in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million.  Our ability to seek indemnification is, however, limited by the strength of the sellers’ financial condition, which could change in the future, as well as by limits to this indemnity.

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

Employees

As of December 31, 2011, we had 4,129 full-time employees worldwide, of whom 3,760 were in the United States and 369 were in Canada.  Employees at our Canadian plant and our Bryan, Texas plant are currently our only employees with whom we have a collective bargaining agreement.
•
Approximately 4.6% of our total employees are represented by the United Brotherhood of Carpenters and Joiners of America, pursuant to a collective bargaining agreement with certain of our Canadian employees, which expires on December 31, 2014.

•
Approximately 8.5% of our total employees are represented by the International Chemical Workers Union Council, pursuant to a collective bargaining agreement with certain of our Alenco Windows employees, which expires in December 2013.

Financial Information about Geographic Areas

All of the Company’s operations are located in the United States and Canada.  Revenue from external customers for the year 2011 consisted of:
•	$959.2 million from United States customers
•	$70.9 million from Canadian customers
•	$4.8 million from all other foreign customers

Revenue from external customers for the year 2010 consisted of:
•	$915.5 million from United States customers
•	$75.9 million from Canadian customers
•	$4.5 million from all other foreign customers

Revenue from external customers for the year 2009 consisted of:
•	$882.9 million from United States customers
•	$65.0 million from Canadian customers
•	$3.5 million from all other foreign customers

At December 31, 2011, 2010, and 2009, long-lived assets totaled approximately $17.1 million, $18.0 million, and $17.5 million, respectively, in Canada, and $630.9 million, $667.5 million, and $729.7 million, respectively, in the United States.  We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations.

Item 1A.  RISK FACTORS

Risks Associated with Our Business

Downturns in the home repair and remodeling and new construction sectors or the economy and the availability of consumer credit could adversely impact our end users and lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new construction spending, which declined significantly in the 2009 – 2011 period as compared to 2008 and are affected by such factors as interest rates, inflation, consumer confidence, unemployment and the availability of consumer credit.

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

We compete with other national and regional manufacturers of exterior building products.  Some of these companies are larger and have greater financial resources than we do.  Accordingly, these competitors may be better equipped to withstand changes in conditions in the industries in which we operate and may have significantly greater operating and financial flexibility than we do.  These competitors could take a greater share of sales and cause us to lose business from our customers.  Additionally, our products face competition from alternative materials, such as wood, metal, fiber cement and masonry in siding, and wood in windows.  An increase in competition from other exterior building products manufacturers and alternative building materials could cause us to lose our customers and lead to decreases in net sales.

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

Our top ten customers accounted for approximately 41.2% of our net sales in the year ended December 31, 2011.  Our largest customer distributes our vinyl siding and accessories through multiple channels within its building products distribution business, and accounted for approximately 9.4% of our 2011 net sales.  We expect a small number of customers to continue to account for a substantial portion of our net sales for the foreseeable future.

The loss of, or a significant adverse change in our relationships with our largest customer or any other major customer could cause a material decrease in our net sales.  The loss of, or a reduction in orders from, any significant customers, losses arising from customers’ disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major retail customer could cause a decrease in our net income and our cash flow.  In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

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

Our financial performance is affected by the availability of qualified personnel and the cost of labor.  As of December 31, 2011, approximately 13.2% of our employees were represented by labor unions.  We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity.  Furthermore, some of our direct and indirect suppliers have unionized work forces.  Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured.  Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

We may be subject to claims arising from the operations of our various businesses arising from periods prior to the dates we acquired them.  Our ability to seek indemnification from the former owners of our subsidiaries may be limited, in which case, we would be liable for these claims.

We have acquired all of our subsidiaries, including Ply Gem Industries, MWM Holding, AWC Holding Company, MHE, and Pacific Windows, and substantially all of the assets of Ply Gem Stone, in the last several years.  We may be subject to claims or liabilities arising from the ownership or operation of our subsidiaries for the periods prior to our acquisition of them, including environmental liabilities.  These claims or liabilities could be significant.  Our ability to seek indemnification from the former owners of our subsidiaries for these claims or liabilities is limited by various factors, including the specific limitations contained in the respective acquisition agreement and the financial ability of the former owners to satisfy such claims or liabilities. If we are unable to enforce our indemnification rights against the former owners or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our operating performance.

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

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees.  To encourage the retention of certain key executives, we have entered into various equity-based compensation agreements with our senior executives, including Messrs. Robinette, Poe, Wayne, Morstad, and Schmoll, designed to encourage their retention.  Each member of our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success.  We do face the risk, however, that members of our senior management may not continue in their current positions and the loss of their services could cause us to lose customers and reduce our net sales, lead to employee morale problems and/or the loss of key employees, or cause disruptions to our production.  Also, we may be unable to find qualified individuals to replace any of the senior executive officers who leave our company.

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

Under the stock purchase agreement governing the Ply Gem acquisition, our former parent, Nortek, has agreed to indemnify us, subject to certain limitations, for environmental liabilities arising from our former ownership or operation of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem acquisition and for certain other liabilities. Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek’s financial condition, which could change in the future, as well as by limits to the indemnity.

We are currently involved in environmental proceedings involving Ply Gem Canada and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania), Kroy Building Products, Inc. (relating to contamination in a drinking water well in York, Nebraska) and Mastic Home Exteriors, Inc. (relating to a closed landfill site in Sidney, Ohio).  Under the stock purchase agreement governing the Ply Gem acquisition, Nortek has agreed to indemnify us fully for any liability in connection with the Punxsutawney contamination. Alcan Aluminum Corporation assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the York property occurring prior to 1994 when it sold the property to us in 1998.  Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek. Our ability to seek indemnification or enforce other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as by limits to any such indemnities or obligations.

On February 24, 2011, MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, received a draft Administrative Order on Consent from the EPA, Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  MW finalized the Administrative Order on Consent with the EPA, and it became effective on September 12, 2011.  As part of the Administrative Order on Consent, during the fourth quarter, MW provided the EPA with a preliminary cost estimate of approximately $1.8 million over the remediation period. Certain liabilities for this subject contamination have been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.  As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Our ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.

In addition, under the stock purchase agreement governing the MWM Holding acquisition, the sellers agreed to indemnify us for the first $250,000 in certain costs of compliance with the New Jersey Industrial Site Recovery Act at a facility of MW in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million. Our ability to seek indemnification or enforce other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as by limits to any such indemnities or obligations.

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

Declines in our business conditions may result in an impairment of our tangible and intangible assets, which could result in a material non-cash charge.

A negative long-term performance outlook could result in a decrease in net sales, which could result in a decrease in operating cash flows.  These declines could result in an impairment of our tangible and intangible assets which results when the carrying value of the assets exceed their fair value.

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

The agreements that govern the terms of our debt, including the indentures that govern the 8.25% Senior Secured Notes we issued on February 11, 2011 and February 16, 2012 and the 13.125% Senior Subordinated Notes due 2014 (the “13.125% Senior Subordinated Notes”) and the credit agreement that governs the asset based lending facility (“ABL Facility”), contain covenants that restrict our ability and the ability of our subsidiaries to:

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

In addition, under the ABL Facility, if our excess availability is less than the greater of (a) 12.5% of the lesser of the revolving credit commitments and the borrowing base and (b) $17.5 million, we will be required to comply with a minimum fixed charge coverage ratio test. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure that we will meet this ratio.  A breach of any of these covenants under the new ABL Facility or the indentures governing our 8.25% Senior Secured Notes or our 13.125% Senior Subordinated Notes could result in an event of default under the ABL Facility or the indentures. An event of default under any of our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable and, in some cases, proceed against the collateral securing such indebtedness.

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

Our ability to make scheduled payments on or to refinance our debt obligations and to make capital expenditures depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors.  We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures.  We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay or refinance our indebtedness, including the 8.25% Senior Secured Notes, the 13.125% Senior Subordinated Notes or our indebtedness under our ABL Facility, or make required capital expenditures.  If our cash flows and capital resources are insufficient to fund our debt service obligations, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.

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

We have substantial deferred tax assets related to net operating loss carryforwards (“NOLs”) for United States federal and state income tax purposes, which are available to offset future taxable income.  As a result, we project that the U.S. cash tax rate will be reduced from the federal statutory rate and state rate as a result of approximately $219.4 million of gross NOLs for federal purposes and $228.0 million of gross state NOLs.  Our ability to utilize the NOLs may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the NOLs or annual limits imposed under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), or by state law, as a result of a change in control.  A change in control is generally defined as a cumulative change of more than 50 percentage points in the ownership positions of certain stockholders during a rolling three-year period.  Changes in the ownership positions of certain stockholders could occur as the result of stock transactions by such stockholders and/or by the issuance of stock by us.  Such limitations may cause us to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to such limitations.  Should we determine that it is likely that our recorded NOL benefits are not realizable, we would be required to reduce the NOL tax benefits reflected on our consolidated financial statements to the net realizable amount by establishing a valuation reserve and recording a corresponding charge to earnings.  Conversely, if we are required to reverse any portion of the accounting valuation allowance against our U.S. deferred tax assets related to our NOLs, such reversal could have a positive effect on our financial condition and results of operations in the period in which it is recorded.

If Ply Gem Holdings enters into a tax receivable agreement in connection with its initial public offering, it may be required to pay an affiliate of our current stockholders for certain tax benefits it may claim, the amounts it may pay could be significant and the amounts it pays may not be reimbursed even if the claimed tax benefits are later determined by the U.S. Internal Revenue Service (“IRS”) not to be allowed. The agreement could also adversely affect the ability of Ply Gem Holdings or us to enter into transactions with third parties because of additional obligations that might arise under the agreement.

The amount and timing of any payments under the tax receivable agreement may vary depending upon a number of factors, including the amount and timing of the taxable income Ply Gem Holdings generates in the future and the tax rate then applicable, its use of NOL carryovers and the portion of its payments under the tax receivable agreement constituting imputed interest.   The payments it may be required to make under the tax receivable agreement could be substantial. Ply Gem Holdings expects that, as a result of the amount of the NOL carryovers from prior periods (or portions thereof) and the deductible expenses attributable to the transactions related to its initial public offering, assuming no material changes in the relevant tax law and that Ply Gem Holdings earns sufficient taxable income to realize in full the potential tax benefit described above, future payments under the tax receivable agreement, in respect of the federal and state NOL carryovers, are expected to be approximately $80.0 million and are expected to be paid within the next five years. These amounts reflect only the cash savings attributable to current tax attributes resulting from the NOL carryovers. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments from these tax attributes.  In addition, although Ply Gem Holdings is not aware of any issue that would cause the IRS to challenge the benefits expected to arise under the tax receivable agreement, the tax receivable agreement is expected to provide that the Tax Receivable Entity will not reimburse Ply Gem Holdings for any payments previously made if such benefits are subsequently disallowed, except that excess payments made to the Tax Receivable Entity will be netted against payments otherwise to be made, if any, after Ply Gem Holding’s determination of such excess. As a result, if such circumstances were to occur, Ply Gem Holdings could make payments under the tax receivable agreement that are greater than its actual cash tax savings and may not be able to recoup those payments, which could adversely affect its liquidity. Finally, because Ply Gem Holdings is a holding company with no operations of its own, its ability to make payments under the tax receivable agreement will be dependent on the ability of its subsidiaries to make distributions to it. The ABL Facility and the indentures governing the 8.25% Senior Secured  Notes and the 13.125% Senior Subordinated Notes restrict the ability of Ply Gem Holdings’ subsidiaries to make distributions to it, which could affect its ability to make payments under the tax receivable agreement. To the extent that Ply Gem Holdings is unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid, which could adversely affect our results of operations and could also affect our liquidity in periods in which such payments are made. In addition, the tax receivable agreement is expected to provide that, upon certain mergers, asset sales, or other forms of business combinations or certain other changes of control, Ply Gem Holdings’ or its successor’s obligations with respect to tax benefits would be based on certain assumptions, including that Ply Gem Holdings or its successor would have sufficient taxable income to fully utilize the NOL carryovers covered by the tax receivable agreement. As a result, upon a change of control, Ply Gem Holdings may be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of its actual cash tax savings.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.      PROPERTIES

Our corporate headquarters is located in Cary, North Carolina.  We own and lease several additional properties in the U.S. and Canada.  We operate the following facilities as indicated, and each facility is leased unless indicated with “Owned” under the Lease Expiration Date column below.

Location	Square Footage	Facility Use	Lease Expiration Date

Siding, Fencing, and Stone Segment
Jasper, TN	270,000	Manufacturing and Administration	Owned
Fair Bluff, NC (1)	198,000	Manufacturing and Administration	09/30/2024
Kearney, MO (1)	175,000	Manufacturing and Administration	09/30/2024
Kansas City, MO	125,000	Warehouse	12/31/2013
Valencia, PA (2)	104,000	Manufacturing and Administration	09/30/2024
Martinsburg, WV (1)	163,000	Manufacturing and Administration	09/30/2024
Martinsburg, WV	165,000	Warehouse	04/14/2016
York, NE (1)	76,000	Manufacturing	09/30/2024
Stuarts Draft, VA	257,000	Manufacturing and Administration	Owned
Sidney, OH	819,000	Manufacturing and Administration	Owned
Gaffney, SC	259,000	Manufacturing and Administration	Owned
Harrisonburg, VA	358,000	Warehouse	02/28/2018
Blacksburg, SC	49,000	Warehouse	Month-to-month
Kansas City, MO	36,000	Administration	12/31/2017
Middleburg, PA	100,000	Manufacturing and Administration	12/31/2016
South Pittsburgh, TN	95,000	Warehouse	10/31/2014
Gaffney, SC	55,000	Warehouse	12/31/2013
Selinsgrove, PA	32,000	Warehouse	07/31/2012

Windows and Doors Segment
Calgary, AB, Canada (1)	301,000	Manufacturing and Administration	09/30/2024
Walbridge, OH (1)	250,000	Manufacturing and Administration	09/30/2024
Walbridge, OH	30,000	Warehouse	06/30/2012
Rocky Mount, VA (1)	600,000	Manufacturing and Administration	09/30/2024
Rocky Mount, VA	163,000	Manufacturing	05/31/2013
Rocky Mount, VA	180,000	Manufacturing	08/31/2016
Rocky Mount, VA	70,000	Warehouse	02/16/2016
Rocky Mount, VA	80,000	Warehouse	08/31/2013
Rocky Mount, VA	120,000	Warehouse	08/31/2016
Rocky Mount, VA	50,000	Warehouse	Month-to-month
Roanoke, VA	13,000	Administration	03/31/2013
Fayetteville, NC	56,000	Warehouse	Owned
Peachtree City, GA	148,000	Manufacturing	08/19/2014
Peachtree City, GA	40,000	Manufacturing	Owned
Dallas, TX	54,000	Manufacturing	08/31/2015
Dallas, TX	29,000	Warehouse	06/30/2015
Bryan, TX	273,000	Manufacturing and Administration	08/20/2014
Bryan, TX	75,000	Manufacturing	12/31/2014
Auburn, WA	262,000	Manufacturing and Administration	12/31/2013
Corona, CA	128,000	Manufacturing and Administration	12/30/2015
Sacramento, CA	234,000	Manufacturing and Administration	09/12/2019

Corporate
Cary, NC	20,000	Administration	10/31/2015

(1)	These properties are included in a long-term lease entered into as a result of a sale/leaseback agreement entered into in August 2004 as part of the funding for the purchase of MWM Holding.
(2)	This property was subleased to a third party during 2010.

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

On February 24, 2011, MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, received a draft Administrative Order on Consent from the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  MW finalized the Administrative Order on Consent with the EPA, and it became effective on September 12, 2011.  As part of the Administrative Order on Consent, during the fourth quarter, MW provided the EPA with a preliminary cost estimate of approximately $1.8 million over the remediation period.  Certain liabilities for this subject contamination have been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.  As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Our ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

               There is no established trading market for the common stock of Ply Gem Holdings.

Holders

               As of March 16, 2012, there was one holder of record of the common stock of Ply Gem Holdings.

Dividends

               Ply Gem Holdings paid dividends of approximately $14.0 million and $3.0 million to its sole shareholder, Ply Gem Prime, for equity repurchases in the fiscal years ended December 31, 2011 and 2010, respectively.

               The indentures for the 8.25% Senior Secured Notes, the 13.125% Senior Subordinated Notes, and the ABL Facility restrict the ability of Ply Gem Industries and its subsidiaries to make certain payments and transfer assets to Ply Gem Holdings.  In addition, the ABL Facility imposes restrictions on the ability of Ply Gem Holdings to make certain dividend payments.  As a result, it is unlikely that Ply Gem Holdings will pay dividends in respect of its common stock in the foreseeable future.

Securities authorized for issuance under equity compensation plans

The following table shows the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2011.

	(A)	(B)	(C)
	Number of	Weighted	Number of
	securities to be	average	securities remaining
	issued upon	exercise price of	available for future
	exercise of	outstanding	issuance under equity
	outstanding	options,	compensation plans
	options, warrants	warrants and	(excluding securities
Plan Category	and rights	rights	reflected in column (A))

Equity compensation plans
approved by shareholders	502,844	$68.57	97,156

Equity compensation plans not
approved by shareholders	-	-	-

Total	502,844	$68.57	97,156

During the fiscal year ended December 31, 2011, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended, except as previously disclosed in the Company’s periodic reports.

Item 6.      SELECTED FINANCIAL DATA

The financial data set forth below is for the five-year period ended December 31, 2011.   The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated and combined financial statements, related notes and other financial information included elsewhere in this report.

	For the year ended December 31,
(Amounts in thousands)	2011	2010	2009	2008	2007
				(2)	(1)
Summary of Operations
Net sales	$1,034,857	$995,906	$951,374	$1,175,019	$1,363,546
Net income (loss)	(84,507)	27,667	(76,752)	(498,475)	4,982

Total assets	892,912	922,237	982,033	1,104,053	1,616,153
Long-term debt, less current maturities	961,670	894,163	1,100,397	1,114,186	1,031,223

(1)	Includes the results of Pacific Windows from the date of acquisition, September 30, 2007.
(2)	Includes the results of Ply Gem Stone from the date of acquisition, October 31, 2008.

Item 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the periods covered by the consolidated financial statements included in this Annual Report on Form 10-K.  This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the independent registered public accounting firm’s reports thereon), and the description of our business, all as set forth in this Annual Report on Form 10-K, as well as the risk factors discussed below and in Item 1A.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  See “Cautionary Statement with Respect to Forward-Looking Statements” and “Risk Factors.”

General

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 60% and 40% of our sales, respectively, for the fiscal year ended December 31, 2011.  These two segments produce a comprehensive product line of vinyl siding, designer accents and skirting, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

•
On October 31, 2006, Ply Gem completed the acquisition of Mastic Home Exteriors, Inc. (formerly known as Alocoa Home Exteriors) (“MHE”), a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories.  MHE became part of our Siding, Fencing, and Stone segment and operates under common leadership with our existing siding business.

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

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of the $212.5 million senior secured asset-based revolving credit facility place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the indentures governing the 8.25% Senior Secured Notes and the 13.125% Senior Subordinated Notes place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the ABL Facility place restrictions on our ability to make certain dividend payments.

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

Critical accounting policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result compared to our assumptions and judgments, the results could be materially different from our estimates.  Management also believes that the eight areas where different assumptions could result in materially different reported results are 1) goodwill and intangible asset impairment tests, 2) accounts receivable related to estimation of allowances for doubtful accounts, 3) inventories in estimating reserves for obsolete and excess inventory, 4) warranty reserves, 5) income taxes, 6) rebates, 7) pensions, and 8) environmental accruals and other contingencies.  Although we believe the likelihood of a material difference in these areas is low based upon our historical experience, a 10% change in our allowance for doubtful accounts, inventory reserve estimates, and warranty reserve at December 31, 2011 would result in an approximate $0.4 million, $0.6 million, and $3.9 million impact on expenses, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

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

Asset Impairment.  We evaluate the realizability of certain long-lived assets, which primarily consist of property and equipment and intangible assets subject to amortization, based on expectations of undiscounted future cash flows for each asset group.  If circumstances indicate a potential impairment, and if the sum of the expected undiscounted future cash flow is less than the carrying amount of all long-lived assets, we would recognize an impairment loss.  A decrease in projected cash flows due to the depressed residential housing and remodeling market was determined to be a triggering event during 2009.  The impairment test results did not indicate that an impairment existed at December 31, 2009.  There were no triggering events during the years ended December 31, 2010 and 2011.  Refer to Note 1 to the consolidated financial statements for additional information regarding long-lived assets including the level of impairment testing, the material assumptions regarding these impairment calculations, and the sensitivities surrounding those assumptions.

Goodwill Impairment.  We perform an annual test for goodwill impairment during the fourth quarter of each year (November 26th for 2011) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  We use the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One Analysis), we measure the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two Analysis).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

               To evaluate goodwill impairment, we estimate the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.

A summary of the key assumptions utilized in the goodwill impairment analysis at November 26, 2011, November 27, 2010, and November 28, 2009, as it relates to the Step One fair values and the sensitivities for these assumptions follows:

	Windows and Doors
	As of	As of	As of
	November 26,	November 27,	November 28,
	2011	2010	2009
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,050,000	1,150,000	1,100,000
Terminal growth rate	3.5%	3.5%	3.5%
Discount rates	20.0%	19.0%	19.0%

Market approach:
Control premiums	20.0%	20.0%	20.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$7,768	$10,679	$11,565
Estimated fair value decrease in the event of a
1% increase in the discount rate	16,170	16,859	18,563
Estimated fair value decrease in the event of a
1% decrease in the control premium	2,143	2,330	2,699

	Siding, Fencing, and Stone
	As of	As of	As of
	November 26,	November 27,	November 28,
	2011	2010	2009
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,050,000	1,150,000	1,100,000
Terminal growth rate	3.0%	3.0%	3.0%
Discount rates	17.0%	16.0%	19.0%

Market approach:
Control premiums	10.0%	10.0%	10.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$32,974	$47,251	$23,989
Estimated fair value decrease in the event of a
1% increase in the discount rate	64,112	71,220	45,248
Estimated fair value decrease in the event of a
1% decrease in the control premium	8,930	8,865	7,470

(Amounts in thousands)	As of	As of	As of
	November 26,	November 27,	November 28,
	2011	2010	2009
Estimated Windows and Doors reporting unit fair value increase (decrease) in the
event of a 10% increase in the weighting of the market multiples method	$4,000	$5,600	$5,000

Estimated Siding, Fencing, and Stone reporting unit fair value increase (decrease) in the
event of a 10% increase in the weighting of the market multiples method	10,300	2,700	7,000

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

Income Taxes.  We utilize the asset and liability method in accounting for income taxes, which requires that the deferred tax consequences of temporary differences between the amounts recorded in our consolidated financial statements and the amounts included in our federal and state income tax returns be recognized in the consolidated balance sheet.  The amount recorded in our consolidated financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns.  Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states in which we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  We have executed a tax sharing agreement with Ply Gem Holdings and Ply Gem Investment Holdings (during 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation) pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  Our U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  Ply Gem Canada files separate Canadian income tax returns.

At December 31, 2010, we were in a full federal valuation allowance position as we were no longer in a net deferred liability tax position and continued to incur losses for income tax purposes.  At December 31, 2011, we remained in a full federal valuation allowance position as we continued to incur cumulative losses for income tax purposes.  Refer to Note 10 to the consolidated financial statements for additional information regarding income taxes.

Results of Operations

The following table summarizes net sales and net income (loss) by segment and is derived from the accompanying consolidated statements of operations included in this report.
	Year ended December 31,
(Amounts in thousands)	2011	2010	2009

Net Sales
Siding, Fencing, and Stone	$639,290	$604,406	$577,390
Windows and Doors	395,567	391,500	373,984
Operating earnings (loss)
Siding, Fencing, and Stone	90,849	92,612	77,756
Windows and Doors	(31,134)	(19,410)	(23,504)
Unallocated	(14,784)	(16,372)	(14,142)
Foreign currency gain
Windows and Doors	492	510	475
Interest expense, net
Siding, Fencing, and Stone	83	121	169
Windows and Doors	13	(90)	(183)
Unallocated	(101,480)	(122,864)	(135,289)
Income tax benefit (expense)
Unallocated	(683)	(5,027)	17,966
Gain (loss) on modification or
extinguishment of debt
Unallocated	(27,863)	98,187	-

Net income (loss)	$(84,507)	$27,667	$(76,752)

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

Siding, Fencing, and Stone Segment

	Year ended December 31,
(Amounts in thousands)	2011		2010		2009

Statement of operations data:
Net sales	$639,290	100.0%	$604,406	100.0%	$577,390	100.0%
Gross profit	158,798	24.8%	155,535	25.7%	149,353	25.9%
SG&A expenses	59,646	9.3%	54,410	9.0%	63,072	10.9%
Amortization of intangible assets	8,303	1.3%	8,513	1.4%	8,525	1.5%
Operating earnings	90,849	14.2%	92,612	15.3%	77,756	13.5%

Net Sales

Net sales for the year ended December 31, 2011 increased from the year ended December 31, 2010 by approximately $34.9 million, or 5.8%.  Net sales increased despite continued low industry unit volume that resulted from the challenging market conditions that persist in the U.S. housing market.  These negative general market conditions were offset by sales to new customers and higher selling prices that were increased in response to higher raw material and freight costs.  According to the NAHB, 2011 single family housing starts decreased approximately 7.9% from 2010.  This decrease was attributable in part to the poor general economic conditions that continue to exist in the United States including, among other things, high unemployment, the number of foreclosures, and falling home prices that continue to negatively impact demand for the U.S. housing market.

The Company’s sales to new customers and higher selling prices related to increased material costs offset the general housing market conditions.  In addition, favorable weather conditions during the fourth quarter also contributed to the sales growth year over year.  During the 2011 fourth quarter, the Company’s vinyl siding unit shipments increased 10.8% compared to the same period in 2010.  According to the Vinyl Siding Institute, the vinyl siding industry shipments decreased 3.9% for 2011 compared to 2010 while the Company’s shipments increased approximately 7.1% driven by sales to new customers.  The Company’s vinyl siding market share percentage for 2011 increased to approximately 36.0% from 32.3% for 2010.  Included as a reduction of net sales for the year ended December 31, 2011 were inventory buybacks for the lift-out of competitors’ inventory of approximately $11.2 million related to these new customers.  Excluding the impact of these buybacks, 2011 net sales would have increased 7.6% compared to 2010.

Net sales for the year ended December 31, 2010 increased from the year ended December 31, 2009 by approximately $27.0 million, or 4.7%.  The increase in net sales was driven by higher selling prices in 2010 as compared to 2009 as a result of price increases that were implemented in response to increasing raw material costs as discussed below in gross profit.  Demand for our products increased during the first six months of 2010, but decreased during the last six months of the year driven by industry-wide market conditions in new construction.  According to the U.S. Census Bureau, single family housing starts were estimated to increase by approximately 27.0% during the first half of 2010 compared to the first half of 2009, while single family housing starts for the second half of 2010 were estimated to decrease by approximately 11.7% compared to the second half of 2009.  Management believes that the improvement in industry wide market conditions during the first half of 2010 was partially influenced by the Federal First-Time and Repeat Home Buyer Tax Credit programs which expired on April 30, 2010, which had the effect of pulling market demand forward into the first half of 2010 resulting in market demand being artificially lower in second half of 2010.  Our 2010 unit shipments of vinyl siding decreased by approximately 3.3% as compared to the U.S. vinyl siding industry, as summarized by the Vinyl Siding Institute, which reported a 1.5% unit shipment decline in 2010.  As a result, we estimated that our share of vinyl siding units shipped decreased slightly from approximately 32.9% in 2009 to 32.3% for the year ended December 31, 2010.

Gross Profit

Gross profit for the year ended December 31, 2011 increased from the year ended December 31, 2010 by approximately $3.3 million, or 2.1%.  Gross profit as a percentage of sales decreased from 25.7% for the year ended December 31, 2010 to 24.8% for the year ended December 31, 2011.  Included in 2011 gross profit was a net inventory buyback of approximately $9.9 million resulting from the buyback, or lift-out, of our competitor’s product on initial stocking orders, partially offset by the scrap value of inventory received.  Our gross profit as a percentage of sales for the year ended December 31, 2011 would have been 25.9% excluding these buybacks, which is consistent with the prior year.  According to the London Metal Exchange, the price of aluminum increased approximately 13.9% for the year ended December 31, 2011 compared to the year ended December 31, 2010.  In addition, the average market price for PVC resin was estimated to have increased 14.1% for 2011 compared to 2010.  As discussed above, the Company initiated selling price increases in response to these rising material and freight costs.

Gross profit for the year ended December 31, 2010 increased from the year ended December 31, 2009 by approximately $6.2 million, or 4.1%.  Gross profit as a percentage of sales remained consistent at 25.7% for the year ended December 31, 2010 as compared to 25.9% for the year ended December 31, 2009.  The slight decrease in gross profit percentage was driven by higher material costs in 2010 relative to 2009 for our two largest raw materials, PVC resin and aluminum.  While rising commodity prices negatively impacted our gross profit, this cost increase was partially offset by a one-time cost decrease that occurred in the first half of 2010 as compared to 2009 due to the termination of an aluminum supply agreement in early 2009 which resulted in abnormally high aluminum material cost which negatively impact gross profit in the first half of 2009.  In addition, we incurred approximately $6.9 million less expense associated with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on initial stocking orders for the full year 2010 as compared to 2009.  The Company offset this commodity cost increase with selling price increases and improved operating efficiencies and management’s initiatives to reduce fixed manufacturing expenses, including the consolidation of the majority of the production from our vinyl siding plant in Kearney, Missouri into our other three remaining vinyl siding plants which was completed in the second quarter of 2009.

SG&A Expense

SG&A expense for the year ended December 31, 2011 increased from the year ended December 31, 2010 by approximately $5.2 million, or 9.6%.  The increase in SG&A expense was attributed to higher employee related expenses of approximately $2.7 million as well as increased selling and marketing expenses of approximately $2.2 million related to increased sales.

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

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2011 was consistent with the years ended December 31, 2010 and December 31, 2009.

Windows and Doors Segment

	Year ended December 31,
(Amounts in thousands)	2011		2010		2009

Statement of operations data:
Net sales	$395,567	100.0%	$391,500	100.0%	$373,984	100.0%
Gross profit	51,734	13.1%	60,425	15.4%	52,180	14.0%
SG&A expenses	64,518	16.3%	61,285	15.7%	64,579	17.3%
Amortization of intangible assets	18,350	4.6%	18,550	4.7%	11,105	3.0%
Operating loss	(31,134)	-7.9%	(19,410)	-5.0%	(23,504)	-6.3%
Currency transaction gain	492	0.1%	510	0.1%	475	0.1%

Net Sales

Net sales for the year ended December 31, 2011 increased compared to the year ended December 31, 2010 by approximately $4.1 million, or 1.0%.  Despite the aforementioned 7.9% decrease in U.S. single family housing starts for the year ended December 31, 2011 compared to the year ended December 31, 2010, the Windows and Doors segment demonstrated an ability to offset this general market decrease by gaining sales with new customers in both the new construction and repair and remodeling markets specifically expanding our multi-family opportunities.  The sales gains to new customers were partially offset by a declining end user market in Western Canada resulting from decreased housing starts in Alberta, Canada which the Company believes were impacted in part by unusually poor weather conditions in the first half of 2011.  According to the Canadian Mortgage and Housing Corporation, housing starts in Alberta, Canada were estimated to have decreased by 2.1% in 2011 as compared to 2010.

Net sales for the year ended December 31, 2010 increased compared to the year ended December 31, 2009 by approximately $17.5 million, or 4.7%.  The net sales increase resulted from higher sales of our new construction window and door products resulting from increased U.S. single family housing starts, which according to the NAHB, were estimated to have increased from 442,000 units in 2009 to 472,000 units in 2010.  In addition, sales of our window and door products in Western Canada were favorably impacted by market wide increased demand primarily caused by increased housing starts in Alberta, Canada.  According to the Canadian Mortgage and Housing Corporation, total housing starts in Alberta, Canada were estimated to have increased 39.6% for the full twelve months of 2010 as compared to 2009, but were estimated to have decreased by 17.1% in the fourth quarter of 2010 as compared to the same period in 2009.  Our unit shipments of windows and doors in the United States increased 1.2% in 2010 as compared to 2009, while our unit shipments of windows and doors in Western Canada increased by 9.1% in 2010 as compared to 2009.

Gross Profit

Gross profit for the year ended December 31, 2011 decreased compared to the year ended December 31, 2010 by approximately $8.7 million, or 14.4%.  Gross profit as a percentage of sales decreased from 15.4% in 2010 to 13.1% in 2011.  The decrease in gross profit and gross profit percentage was caused by higher raw material costs, specifically PVC resin and aluminum, and freight costs that were not fully offset by selling price increases.  In addition, the Company experienced short-term inefficiencies related to increased production volumes associated with the sales to new customers as discussed above, which also increased our sales mix of our value priced window products that generally carry lower gross profit margins, partially offset by favorable warranty experience for the year ended December 31, 2011.

Gross profit for the year ended December 31, 2010 increased compared to the year ended December 31, 2009 by approximately $8.2 million, or 15.8%.  The gross profit percentage increased from 14.0% in 2009 to 15.4% in 2010.  The gross profit increase was primarily driven by the increased sales volume in 2010 relative to 2009.  The improvement in gross profit percentage resulted from improved operating leverage on fixed manufacturing costs which did not increase in proportion to sales and also from lower fixed manufacturing costs resulting from the closure of our Hammonton, New Jersey, Phoenix, Arizona and Tupelo, Mississippi window plants in early 2009 and realigned production within our three west coast window plants, including the realignment of window lineal production during 2009.  Also impacting our gross profit were the initial costs that were incurred with new customers that resulted from the buy-back, or lift-out, of our competitor’s product on the initial stocking orders with our new customers, which were approximately $0.1 million in 2010 as compared to approximately $1.0 million for 2009.

SG&A Expense

SG&A expense for the year ended December 31, 2011 increased compared to the year ended December 31, 2010 by approximately $3.2 million, or 5.3%.  The increase can be predominantly attributed to higher selling and marketing expenses of approximately $1.1 million as well as higher legal and professional fees of approximately $0.4 million.  In addition, we recognized an incremental environmental liability of approximately $1.6 million within SG&A expenses during the fourth quarter of 2011 related to a preliminary cost estimate provided to the EPA, as discussed in the “Environmental and Other Regulatory Matters” section in Item 1 of this Annual Report on Form 10-K.

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

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2011 was consistent with the same period in 2010.  Amortization expense for the year ended December 31, 2010 increased compared to the same period in 2009 by approximately $7.4 million due to the change in the estimated lives of certain tradenames.  During the year ended December 31, 2010, we decreased the life of certain trademarks to three years (applied prospectively) as a result of future marketing plans regarding the use of the trademarks.

Currency Transaction Gain (Loss)

Currency transaction gain was substantially the same for the years ended December 31, 2011, 2010 and 2009.

Unallocated Operating Earnings, Interest, and Benefit (Provision) for Income Taxes

	Year ended December 31,
(Amounts in thousands)	2011	2010	2009

Statement of operations data:
SG&A expenses	$(14,748)	$(14,765)	$(14,121)
Amortization of intangible assets	(36)	(36)	(21)
Write-off of previously capitalized offering costs	-	(1,571)	-
Operating loss	(14,784)	(16,372)	(14,142)
Interest expense	(101,486)	(122,881)	(135,328)
Interest income	6	17	39
Gain (loss) on modification or extinguishment of debt	(27,863)	98,187	-
Benefit (provision) for income taxes	$(683)	$(5,027)	$17,966

SG&A Expense

Unallocated SG&A expense includes items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The SG&A expense for the year ended December 31, 2011 is consistent with the year ended December 31, 2010.  The SG&A expense increase of approximately $0.6 million for the year ended December 31, 2010 as compared to the year ended December 31, 2009 is primarily due to the centralization of certain administrative functions into our corporate office.

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2011 was consistent with the years ended December 31, 2010 and 2009.

Write-off of previously capitalized offering costs

We incurred approximately $1.6 million of costs associated with a public equity offering during 2010.  Since the offering was postponed for a period greater than 90 days, the costs, which were initially capitalized, were written off during the fourth quarter of 2010.

Interest expense

Interest expense for the year ended December 31, 2011 decreased by approximately $21.4 million, or 17.4%, over the same period in 2010.  The decrease was primarily due to the deleveraging event that occurred in February 2010 and the debt refinancings that were completed during 2011.  Specifically, the net decrease was due to the following:
•	a decrease of approximately $3.9 million of interest on the 9.0% Senior Subordinated Notes, which were redeemed on February 16, 2010,
•	a decrease of approximately $75.9 million of interest on the 11.75% Senior Secured Notes, which were purchased and redeemed in February and March 2011,
•	an increase of approximately $58.7 million of interest paid on the 8.25% Senior Secured Notes, which were issued in February 2011,
•	a decrease of approximately $1.1 million of interest on our ABL Facility borrowings, primarily due to a decrease in the interest rate,
•	an increase of approximately $2.5 million due to the amortization of the discount and tender premium on the 8.25% Senior Secured Notes, which were issued in February 2011, and
•
a decrease of approximately $1.7 million due to the write off of a portion of the capitalized financing costs related to the 11.75% Senior Secured Notes purchased and redeemed in February and March 2011, partially offset by additional amortization related to the financing costs for the new 8.25% Senior Secured Notes.

Interest expense for the year ended December 31, 2010 decreased by approximately $12.4 million, or 9.2%, over the same period in 2009.  The decrease was primarily attributed to the $210.0 million deleveraging event that occurred during February 2010.  Specifically, the net decrease was due to the following:
•	a decrease of approximately $28.6 million due to less interest paid on the 9.0% Senior Subordinated Notes, which were redeemed on February 16, 2010,
•	an increase of approximately $19.2 million paid on the 13.125% Senior Subordinated Notes issued on January 11, 2010,
•	an increase of approximately $2.4 million due to interest paid on the additional $25.0 million 11.75% Senior Secured Notes issued in October 2009,
•	an increase of approximately $1.9 million due to higher bond discount amortization, primarily due to the addition of the 13.125% Senior Subordinated Notes during 2010,
•	a decrease of approximately $1.0 million due to lower deferred financing amortization after the write-off of the capitalized financing costs related to the 9.0% Senior Subordinated Notes, and
•	a decrease of approximately $6.3 million primarily due to 2009 interest charges related to the various debt financing activities which occurred during 2009 involving third party fees.

Interest income

Interest income for the year ended December 31, 2011 decreased by $11,000 due to lower interest rates in 2011 as compared to 2010.  Interest income for the year ended December 31, 2010 decreased from the year ended December 31, 2009 by approximately $22,000 as a result of lower interest rates.

Gain (loss) on modification or extinguishment of debt

As a result of the debt refinancings during January and February 2011, as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification or extinguishment of debt of approximately $27.9 million for the year ended December 31, 2011.  The loss consisted of the write off of a portion of the tender premium paid with the redemption of the 11.75% Senior Secured Notes of approximately $10.9 million, the write off of a portion of the capitalized bond discount related to the 11.75% Senior Secured Notes of approximately $0.8 million, the write off of a portion of the capitalized financing costs related to the 11.75% Senior Secured Notes of approximately $2.8 million, the write off of the capitalized financing costs related to the previous ABL Facility of approximately $1.2 million, and the expense of certain third-party financing costs related to the 8.25% Senior Secured Notes of approximately $12.2 million.  The loss was recorded separately in the consolidated statement of operations for the year ended December 31, 2011.

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

Income taxes

Income tax expense for the year ended December 31, 2011 decreased to approximately $0.7 million tax expense from approximately $5.0 million tax expense for the year ended December 31, 2010.  The income tax expense of approximately $0.7 million was comprised of approximately $0.2 million of state tax benefit and approximately $0.9 million of foreign income tax expense.  The decrease in tax expense is primarily due to the increase in the taxable loss for the year ended December 31, 2011.

As of December 31, 2011, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company’s effective tax rate for the year ended December 31, 2011 was approximately 0.8%.

Income tax expense for the year ended December 31, 2010 increased to approximately $5.0 million from an income tax benefit of approximately $18.0 million for 2009.  Of the $5.0 million tax expense, approximately $1.4 million was federal, approximately $1.2 million was state, and approximately $2.4 million was foreign.  Income tax expense increased compared to 2009 primarily due to the non-recurring tax benefit of approximately $24.9 million associated with cancellation of debt income in 2009, which was also offset by an increase in the valuation allowance for approximately $42.0 million in 2009.  The variation between our effective tax rate and the U.S. statutory rate of 35% for 2010 is primarily due to the impact of the full valuation allowance offset by state and foreign income taxes.  As of December 31, 2010, a full valuation allowance was provided against certain deferred tax assets as it was deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company’s effective tax rate for the year ended December 31, 2010 was approximately 15.4%.

Liquidity and Capital Resources

During the year ended December 31, 2011, cash and cash equivalents decreased to approximately $11.7 million compared to approximately $17.5 million as of December 31, 2010.  During the year ended December 31, 2010, cash and cash equivalents increased slightly from approximately $17.1 million to $17.5 million as of December 31, 2010, illustrating a consistent cash balance compared with the prior year.

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

Our primary cash needs are for working capital, capital expenditures and debt service.  As of December 31, 2011, our annual interest charges for debt service, including the ABL Facility, were estimated to be approximately $87.8 million.  As of December 31, 2011, we did not have any scheduled debt maturities until 2014.  As a result of debt transactions consummated in 2012 described below, our annual interest charges for debt interest are estimated to be approximately $91.1 million with no scheduled debt maturities until 2014.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically averaged approximately 1.5% of net sales on an annual basis.  We finance these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ ABL Facility.

Ply Gem’s specific cash flow movement for the year ended December 31, 2011 is summarized below:

Cash provided by (used in) operating activities

Net cash used in operating activities for the year ended December 31, 2011 was approximately $3.5 million.  Net cash provided by operating activities for the year ended December 31, 2010 was approximately $6.7 million, and net cash used in operating activities for the year ended December 31, 2009 was approximately $16.9 million.  The increase in cash used in operating activities during 2011 as compared to 2010 was due to an approximate $11.9 million decrease in operating earnings driven by commodity cost increases that were not fully offset with selling price increases and increased SG&A expense.  In addition, the increase in cash used in operating activities was caused by a negative working capital change of approximately $14.6 million compared to 2010.  This working capital change was driven by an increase in fourth quarter activity as the Company’s net sales increased 9.9% during the quarter ended December 31, 2011 compared to the quarter ended December 31, 2010.  This sales activity drove the corresponding receivable and inventory increases comparing December 31, 2011 to December 31, 2010.  These increases were partially offset by a favorable change within accrued expenses which was primarily caused by an increase in accrued interest of approximately $20.6 million.  This increase in accrued interest resulted from the debt refinancing activity in which $725.0 million of 11.75% Senior Secured Notes (June and December interest payments) were refinanced through the $800.0 million of 8.25% Senior Secured Notes (February and August interest payments).  The change in the coupon rate saved the Company approximately $19.2 million in annual cash interest, while the new interest dates caused the 2011 favorable change within accrued interest.

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

Cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2011, 2010 and 2009 was approximately $11.4 million, $9.1 million and $7.8 million, respectively.  The cash used in investing activities for the year ended December 31, 2011 was for capital expenditures.  The cash used in investing activities for the year ended December 31, 2010 was primarily used for capital expenditures of approximately $11.1 million, partially offset by approximately $2.0 million from the sale of assets.  The cash used in investing activities for the year ended December 31, 2009 was primarily used for capital expenditures.

Cash provided by (used in) financing activities

Net cash provided by financing activities for the year ended December 31, 2011 was approximately $9.2 million, primarily from net revolver borrowings of $25.0 million under the ABL Facility, net proceeds of $75.0 million from the debt refinancing for the 8.25% Senior Secured Notes, offset by early tender premium payments of approximately $49.8 million, equity repurchases of $14.0 million, and debt issuance costs of approximately $27.0 million.

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

Ply Gem’s specific debt instruments and terms are described below:

Recent developments

On February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (“Senior Tack-on Notes”).  The net proceeds of approximately $32.7 million after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, will be utilized for general corporate purposes.  The additional $40.0 million of 8.25% Senior Secured Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes.

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes due 2018 at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes, and to pay related fees and expenses.  A portion of the early tender premiums and the original unamortized discount on the 11.75% Senior Secured Notes was recorded as a discount on the $800.0 million of 8.25% Senior Secured Notes due 2018 given that the 2011 transaction was predominately accounted for as a loan modification.  The 8.25% Senior Secured Notes due 2018 together with the Senior Tack-on Notes (“8.25% Senior Secured Notes”) will mature on February 15, 2018 and bear interest at the rate of 8.25% per annum.  Interest will be paid semi-annually on February 15 and August 15 of each year.

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

On August 4, 2011, Ply Gem Industries completed its exchange offer with respect to the 8.25% Senior Secured Notes by exchanging $800.0 million 8.25% Senior Secured Notes, which were registered under the Securities Act, for $800.0 million of the issued and outstanding 8.25% Senior Secured Notes.  Upon completion of the exchange offer, all $800.0 million of issued and outstanding 8.25% Senior Secured Notes were registered under the Securities Act.  However, the $40.0 million of Senior Tack-on Notes issued in February 2012 have not been registered under the Securities Act and there is no contractual requirement to register these instruments.

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

On February 11, 2011, we purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, we purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, we redeemed the remaining approximate $0.4 million at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As a result of these transactions, we paid cumulative early tender premiums of approximately $49.8 million during the year ended December 31, 2011.  Following the redemption on March 13, 2011, there were no longer any 11.75% Senior Secured Notes outstanding.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.  The loss recorded as a result of this purchase is discussed in detail in the section “Gain (loss) on debt extinguishment” below.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of December 31, 2011, the Company’s interest rate on the new ABL Facility was approximately 2.8%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February, and March).

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

As of December 31, 2011, Ply Gem Industries had approximately $152.0 million of contractual availability and approximately $69.9 million of borrowing base availability under the new ABL Facility, reflecting $55.0 million of borrowings outstanding and approximately $6.3 million of letters of credit and priority payables reserves.

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, we amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of December 31, 2011, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011.

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

Prior to January 15, 2012, Ply Gem Industries had the option to redeem up to 40% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 113.125% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any, provided that at least 60% of the original aggregate principal amount of the 13.125% Senior Subordinated Notes remains outstanding after the redemption.  On or after January 15, 2012, and prior to January 15, 2013, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 103% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any.  On or after January 15, 2013, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any, to the redemption date.  At any time on or after January 15, 2012, Ply Gem Industries may redeem the 13.125% Senior Subordinated Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 13.125% Senior Subordinated Notes, plus, in each case, accrued and unpaid interest, if any, to the redemption date.

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

9.00% Senior Subordinated Notes due 2012

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

Gain (loss) on debt modification or extinguishment

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during the year ended December 31, 2011, we performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, we evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt.  We determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes.  We incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as a loss on extinguishment of debt in the consolidated statement of operations.  We also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction.  We also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.2 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations.

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

As a result of the $141.2 million redemption of the previous 9% Senior Subordinated Notes on February 16, 2010, we recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write-off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by affiliates of our controlling stockholders in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, we recognized a gain on extinguishment of approximately $100.4 million, including the write-off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million gain on debt extinguishment was recorded separately in the accompanying consolidated statement of operations for the years ended December 31, 2010.

Based on these financing transactions, we recognized a loss on debt modification or extinguishment of approximately $27.9 million and a gain on debt extinguishment of approximately $98.2 million for the years ended December 31, 2011 and December 31, 2010, respectively, as summarized in the table below.

	For the year ended
(Amounts in thousands)	December 31, 2011	December 31, 2010

Gain (loss) on extinguishment of debt:
Tender premium	$(10,883)	$-
11.75% Senior Secured Notes unamortized discount	(775)	-
11.75% Senior Secured Notes unamortized debt issuance costs	(2,757)	-
	(14,415)	-

Carrying value of 9% Senior Subordinated Notes	-	360,000
9% Senior Subordinated Notes unamortized debt issuance costs	-	(5,780)
9% Senior Subordinated Notes unamortized premium	-	100
Reaquisition price of 9% Senior Subordinated Notes	-	(256,133)
	-	98,187
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	(12,261)	-
Unamortized debt issuance costs for previous ABL Facility	(1,187)	-
	(13,448)	-

Total gain (loss) on modification or extinguishment of debt	$(27,863)	$98,187

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

In order to meet these liquidity requirements as well as other anticipated liquidity needs in the normal course of business, as of December 31, 2011 we had cash and cash equivalents of approximately $11.7 million, $151.2 million of contractual availability under the ABL Facility and approximately $69.9 million of borrowing base availability. Management currently anticipates that these amounts, as well as expected cash flows from our operations and proceeds from any debt or equity financing should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.

Contractual Obligations

The following table summarizes our contractual cash obligations under financing arrangements and lease commitments, including interest amounts, as of December 31, 2011 as if the February 2012 debt transaction had occured as of December 31, 2011.  Interest on the 8.25% Senior Secured Notes and the 13.125% Senior Subordinated Notes is fixed.  Interest on the ABL Facility is variable and has been presented at the current rate of approximately 2.8%.  Actual interest rates for future periods may differ from those presented here.

	Total	Less Than			More than
(Amounts in thousands)	Amount	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Long-term debt (1)	$1,060,000	$-	$220,000	$-	$840,000
Interest payments (2)	513,187	89,298	181,339	138,600	103,950
Non-cancelable lease commitments (3)	120,222	18,979	31,800	21,963	47,480
Purchase obligations (4)	1,970	1,970	-	-	-
Other long-term liabilities (5)	25,770	2,577	5,154	5,154	12,885
	$1,721,149	$112,824	$438,293	$165,717	$1,004,315

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

(5)
Other long term liabilities include pension obligations which are estimated based on our 2012 annual funding requirement.  Because we are unable to reliably estimate the timing of future tax payments related to uncertain tax positions, certain tax related obligations of approximately $3.5 million have been excluded from the table above.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our new ABL Facility, which provides for borrowings of up to $212.5 million, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.5 million per year.  At December 31, 2011, we were not party to any interest rate swaps to manage our interest rate risk.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  In 2011, the net impact of foreign currency changes to our results of operations was a gain of $0.5 million.  The impact of foreign currency changes related to translation resulted in a decrease in stockholder’s equity of approximately $0.7 million at December 31, 2011.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At December 31, 2011, we did not have any significant outstanding foreign currency hedging contracts.

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

Consumer and Commercial Credit

As general economic conditions in the United States continue to be challenging for the Company and its customers, we have increased our focus on the credit worthiness of our customers.  These procedures are necessary to ensure that our allowance for doubtful accounts is adequate and that we are performing proper due diligence prior to initiating sales.  We will continue to monitor these statistics to ensure that issues, if any, are identified in a timely manner to reduce risk and minimize our bad debt exposure.  If general economic conditions continue to worsen, additional reserves may be necessary.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
of Ply Gem Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder’s deficit and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule as of and for the years ended December 31, 2011, 2010 and 2009, listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ply Gem Holdings, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information as of and for the years ended December 31, 2011, 2010 and 2009 set forth therein.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 16, 2012

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(Amounts in thousands)	2011	2010	2009

Net sales	$1,034,857	$995,906	$951,374
Cost of products sold	824,325	779,946	749,841
Gross profit	210,532	215,960	201,533
Operating expenses:
Selling, general and administrative expenses	138,912	130,460	141,772
Amortization of intangible assets	26,689	27,099	19,651
Write-off of previously capitalized offering costs	-	1,571	-
Total operating expenses	165,601	159,130	161,423
Operating earnings	44,931	56,830	40,110
Foreign currency gain	492	510	475
Interest expense	(101,488)	(122,992)	(135,514)
Interest income	104	159	211
Gain (loss) on modification or extinguishment of debt	(27,863)	98,187	-
Income (loss) before provision (benefit) for income taxes	(83,824)	32,694	(94,718)
Provision (benefit) for income taxes	683	5,027	(17,966)
Net income (loss)	$(84,507)	$27,667	$(76,752)

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)	December 31, 2011	December 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$11,700	$17,498
Accounts receivable, less allowances of $3,883 and $5,294, respectively	109,515	97,859
Inventories:
Raw materials	41,909	39,828
Work in process	24,286	23,231
Finished goods	38,610	35,520
Total inventory	104,805	98,579
Prepaid expenses and other current assets	13,272	10,633
Deferred income taxes	5,675	12,189
Total current assets	244,967	236,758
Property and Equipment, at cost:
Land	3,737	3,741
Buildings and improvements	36,588	36,012
Machinery and equipment	272,120	264,300
Total property and equipment	312,445	304,053
Less accumulated depreciation	(212,600)	(187,341)
Total property and equipment, net	99,845	116,712
Other Assets:
Intangible assets, net	121,148	146,965
Goodwill	391,467	393,433
Deferred income taxes	3,121	2,279
Other	32,364	26,090
Total other assets	548,100	568,767
	$892,912	$922,237
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$50,090	$54,973
Accrued expenses	90,881	75,117
Total current liabilities	140,971	130,090
Deferred income taxes	9,865	10,583
Other long-term liabilities	57,728	60,489
Long-term debt	961,670	894,163

Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	309,331	321,767
Accumulated deficit	(580,585)	(496,078)
Accumulated other comprehensive income (loss)	(6,068)	1,223
Total stockholder's deficit	(277,322)	(173,088)
	$892,912	$922,237

 See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(Amounts in thousands)	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$(84,507)	$27,667	$(76,752)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation and amortization expense	54,020	60,718	56,271
Non-cash interest expense, net	10,518	9,800	8,911
Gain on foreign currency transactions	(492)	(510)	(475)
(Gain) loss on modification or extinguishment of debt	27,863	(98,187)	-
Write-off of previously capitalized offering costs	-	1,571	-
Deferred income taxes	6,293	1,603	(16,050)
Reduction in tax uncertainty, net of valuation allowance	(6,617)	-	-
Other	(54)	(4)	5
Changes in operating assets and liabilities:
Accounts receivable, net	(13,266)	(3,023)	(2,822)
Inventories	(6,413)	(120)	26,400
Prepaid expenses and other assets	(1,948)	7,624	(287)
Accounts payable	(4,772)	1,917	(7,820)
Accrued expenses	15,314	452	1,599
Cash payments on restructuring liabilities	(407)	(2,630)	(6,034)
Other	1,009	(130)	172
Net cash provided by (used in) operating activities	(3,459)	6,748	(16,882)
Cash flows from investing activities:
Capital expenditures	(11,490)	(11,105)	(7,807)
Proceeds from sale of assets	102	2,032	81
Other	-	-	(109)
Net cash used in investing activities	(11,388)	(9,073)	(7,835)
Cash flows from financing activities:
Proceeds from long-term debt	423,684	145,709	20,000
Payments on long-term debt	(348,684)	(141,191)	-
Net revolver borrowings	55,000	5,000	(35,000)
Payments on previous revolver credit facility	(30,000)	-	-
Payment of early tender premium	(49,769)	-	-
Equity contributions	-	2,428	-
Equity repurchases	(14,049)	(2,978)	-
Debt issuance costs paid	(26,984)	(5,029)	(2,528)
Tax payments on behalf of parent	-	(1,532)	-
Net cash provided by (used in) financing activities	9,198	2,407	(17,528)
Impact of exchange rate movements on cash	(149)	353	1,019
Net increase (decrease) in cash and cash equivalents	(5,798)	435	(41,226)
Cash and cash equivalents at the beginning of the period	17,498	17,063	58,289
Cash and cash equivalents at the end of the period	$11,700	$17,498	$17,063

Supplemental Information
Interest paid	$90,867	$113,032	$124,005
Income taxes paid (received), net	$3,937	$(4,857)	$943

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

		Retained	Accumulated	Total
	Additional	Earnings	Other	Stockholder's
	Paid in	(Accumulated	Comprehensive	Equity
(Amounts in thousands)	Capital	Deficit)	Income (Loss)	(Deficit)

Balance, December 31, 2008	$209,908	$(446,993)	$(5,543)	$(242,628)

Comprehensive loss:
Net loss	-	(76,752)	-	(76,752)
Currency translation	-	-	4,709	4,709
Minimum pension liability for actuarial
gain, net of tax	-	-	1,158	1,158
Total comprehensive loss				(70,885)
Other	31	-	-	31
Balance, December 31, 2009	$209,939	$(523,745)	$324	$(313,482)

Comprehensive income:
Net income	-	27,667	-	27,667
Currency translation	-	-	1,639	1,639
Minimum pension liability for actuarial
loss, net of tax	-	-	(740)	(740)
Total comprehensive income				28,566
Non-cash equity contribution by affiliate	114,929	-	-	114,929
Contributions and repurchase of equity, net	(550)	-	-	(550)
Tax payment on behalf of parent	(1,532)	-	-	(1,532)
Repurchase of former employee equity	(1,183)	-	-	(1,183)
Other	164	-	-	164
Balance, December 31, 2010	$321,767	$(496,078)	$1,223	$(173,088)

Comprehensive loss:
Net loss	-	(84,507)	-	(84,507)
Currency translation	-	-	(691)	(691)
Minimum pension liability for actuarial
loss, net of tax	-	-	(6,600)	(6,600)
Total comprehensive loss				(91,798)
Repurchase of equity	(12,866)	-	-	(12,866)
Other	430	-	-	430
Balance, December 31, 2011	$309,331	$(580,585)	$(6,068)	$(277,322)
See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On February 24, 2006, Ply Gem Industries acquired all of the outstanding shares of capital stock, warrants to purchase shares of common stock and options to purchase shares of common stock of AWC Holding Company (“AWC”, and together with its subsidiaries, “Alenco”), in accordance with a securities purchase agreement entered into among Ply Gem, all of the direct and indirect stockholders, warrant holders and stock options holders of AWC and FNL Management Corp, an Ohio corporation, as their representative.  Pursuant to the securities purchase agreement, Ply Gem purchased all of the issued and outstanding shares of common stock, warrants to purchase shares of common stock and options to purchase shares of common stock of AWC (other than certain shares of common stock of AWC held by certain members of the senior management of Alenco that were contributed separately to Ply Gem Prime, the new parent company of Ply Gem Investment Holdings, in exchange for shares of capital stock of Ply Gem Prime).  Immediately following the completion of the Alenco acquisition, AWC became a wholly owned subsidiary of Ply Gem.

On October 31, 2006, Ply Gem Industries acquired all of the issued and outstanding shares of common stock of Mastic Home Exteriors, Inc. (formerly known as Alcoa Home Exteriors) (“MHE”), in accordance with a stock purchase agreement entered into among Ply Gem Industries, Alcoa Securities Corporation, and Alcoa Inc.

On September 30, 2007, Ply Gem Industries completed the acquisition of CertainTeed Corporation’s vinyl window and patio door business through a stock acquisition.  On the acquisition date, the Company changed the name of the acquired business to Ply Gem Pacific Windows Corporation (“Pacific Windows”).

On October 31, 2008, Ply Gem Industries acquired substantially all of the assets of Ply Gem Stone (formerly United Stone Veneer).

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

Accounting Policies and Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States involves estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  Such estimates include the allowance for doubtful accounts receivable, rebates, pensions, valuation reserve for inventories, warranty reserves, legal contingencies, assumptions used in the calculation of income taxes, projected cash flows used in the goodwill and intangible asset impairment tests, and environmental accruals and other contingencies.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, as appropriate and are based on management’s best estimates and judgments.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency, and the depressed housing and remodeling market have combined to increase the uncertainty inherent in such estimates and assumptions.  If different conditions result from those assumptions used in the Company’s judgments, actual results could be materially different from the Company’s estimates.

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

Accounts receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $3.9 million and $5.3 million at December 31, 2011 and 2010, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold.

The inventory reserves were approximately $6.3 million at December 31, 2011, decreasing during 2011 by $1.4 million compared to the December 31, 2010 reserve balance of approximately $7.2 million.

Property and Equipment

Property and equipment are presented at cost.  Depreciation of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:

Buildings and improvements	10-37 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized.  When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized in operations.  Depreciation expense for the years ended December 31, 2011, 2010, and 2009 was approximately $27.3 million, $33.6 million, and $36.6 million, respectively.

On July 30, 2010, the Company entered into an asset purchase agreement to sell substantially all of the assets associated with the operations of its Valencia, Pennsylvania facility for $2.5 million, with $1.9 million received at closing and the remaining $0.6 million recorded as a note receivable due in July 2011.  The Company recognized a loss on the sale of approximately $0.1 million, which was recorded within selling, general and administrative expenses in the consolidated statement of operations for the year ended December 31, 2010 and the note receivable was recorded as a current asset in the consolidated balance sheet as of December 31, 2010.  The note receivable was collected during 2011.

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

The Company tests for long-lived asset impairment at the following asset group levels: i) Siding, Fencing, and Stone (“Siding”), ii) the combined US Windows companies in the Windows and Doors segment (“US Windows”), and iii) Ply Gem Canada in the Windows and Doors segment.  For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  During the year ended December 31, 2011, the Company incurred an asset impairment charge of approximately $0.2 million related to a specific asset in the Windows and Doors segment that was no longer utilized.

Goodwill
Purchase accounting involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill.  For significant acquisitions, the Company values items such as property and equipment and acquired intangibles based upon appraisals.

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year (November 26th for 2011) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  Refer to Note 2 for additional considerations regarding the results of the impairment test in 2011 and 2010.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $26.5 million and $20.6 million as of December 31, 2011 and December 31, 2010, respectively, and have been recorded in other long term assets in the accompanying consolidated balance sheets.

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

Environmental

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Environmental remediation obligation accruals are adjusted as further information develops or circumstances change.  Costs of future expenditures for environmental remediation obligations are not discounted to their present value.  Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable.

Liquidity

The Company intends to fund its ongoing capital and working capital requirements, including its internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of its asset based lending facility (“ABL Facility”).  As of December 31, 2011, the Company had approximately $961.7 million of indebtedness, $151.2 million of contractual availability under the ABL facility, and approximately $69.9 million of borrowing base availability reflecting $55.0 million of ABL borrowings and approximately $6.3 million of letters of credit and priority payable reserves issued under the ABL facility.

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

The Company recorded a gain from foreign currency transactions of approximately $0.5 million, in each of the years ended December 31, 2011, December 31, 2010, and December 31, 2009.  As of December 31, 2011 and December 31, 2010, accumulated other comprehensive income (loss) included a currency translation adjustment of approximately $(0.7) million and $1.6 million, respectively.

Concentration of Credit Risk

The Company’s largest customer in each year accounted for approximately 9.4%, 9.0%, and 9.2% of consolidated net sales for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices	Significant
			in Active Markets	Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$132,188	$132,188	$-	$-
Senior Secured Notes-8.25%	800,000	697,000	697,000	-	-
As of December 31, 2011	$950,000	$829,188	$829,188	$-	$-
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$159,375	$159,375	$-	$-
Senior Secured Notes-11.75%	725,000	775,750	775,750	-	-
As of December 31, 2010	$875,000	$935,125	$935,125	$-	$-

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.  Also see Note 5 for fair value disclosures of the pension assets.

New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to comprehensive income aimed at increasing the prominence of items reported in other comprehensive income in the financial statements.  This update requires companies to present comprehensive income in a single statement below net income or in a separate statement of comprehensive income immediately following the income statement.  Companies will no longer be allowed to present comprehensive income on the statement of changes in shareholders' equity.   In both options, companies must present the components of net income, total net income, the components of other comprehensive income, total other comprehensive income and total comprehensive income.  This update does not change which items are reported in other comprehensive income or the requirement to report reclassifications of items from other comprehensive income to net income.  This requirement will become effective for the Company beginning with the first quarter 2012 Form 10-Q filing and will require retrospective application for all periods presented.  Management is currently evaluating these changes to determine which option will be chosen for the presentation of comprehensive income.  Other than the change in presentation, management has determined these changes will not have an impact on the consolidated financial statements.

In September 2011, the FASB amended its accounting guidance on testing goodwill for impairment by providing entities an option to perform a qualitative assessment to determine whether further impairment testing is necessary when it is more likely than not that the fair value of a reporting unit is greater than its carrying value amount.  If the conditions are achieved, companies would be able to avoid the two-step goodwill impairment test.  The amendments do not change the guidance for how goodwill is calculated or when goodwill is tested for impairment.  The amendments are effective for fiscal years beginning after December 15, 2011 with early adoption permitted.  The implementation of this guidance did not have an impact on the Company’s financial position, results of operations, or cash flows for the year ended December 31, 2011, as the Company continued its quantitative assessment for the year ended December 31, 2011.

2.   GOODWILL

The Company records the excess of purchase price over the fair value of the net assets of acquired companies as goodwill or other identifiable intangible assets.  The Company performs an annual test for goodwill impairment at the November month end each year (November 26th for 2011) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company has aggregated US Windows and Ply Gem Canada, which represent components of the Windows and Doors operating segment, into a single reporting unit since they have similar economic characteristics.  Thus, the Company has two reporting units: 1) Siding, Fencing, and Stone and 2) Windows and Doors.  Separate valuations are performed for each of these reporting units in order to test for impairment.

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

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimated single family housing starts and the repair and remodeling market’s growth rate through 2018.  These assumptions modeled information published by the National Association of Home Builders (“NAHB”).  The Company estimated single family housing starts increasing from 2011 levels (434,000) to approximately 1,050,000 in 2018 (terminal growth year) and estimated the repair and remodeling growth rate at approximately 3.0% in each year through 2018.  The 1,050,000 terminal housing starts figure represents a historical average that tracks domestic population growth.  The forecasted sales growth and operating earnings increases coincided with the growth in these two key assumptions.  The Company utilized its weighted average cost of capital and its long-term growth rate to derive the appropriate capitalization rate used in the terminal value calculation.  The Company utilized these fair value estimate assumptions during the impairment analysis conducted during the years ended December 31, 2011 and 2010.

The Company’s annual goodwill impairment tests performed as of November 26, 2011 and November 27, 2010 indicated no impairment.  The Windows and Doors and Siding, Fencing, and Stone reporting units exceeded their 2011 carrying values by approximately 19% and 90%, respectively.

The Company provides no assurance that: 1) valuation multiples will not decline, 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods. The Company will also continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in future goodwill impairments.

The reporting unit goodwill balances were as follows as of December 31, 2011 and December 31, 2010:

(Amounts in thousands)
	December 31, 2011	December 31, 2010
Siding, Fencing and Stone	$320,107	$320,107
Windows and Doors	71,360	73,326
	$391,467	$393,433

During the year ended December 31, 2011, the Windows and Doors’ goodwill decrease was attributed to: 1) foreign currency movement ($0.2 million), 2) a purchase accounting adjustment related to a previous acquisition ($0.3 million) for a reduction in accrued expenses, and 3) a tax adjustment ($1.4 million) resulting from the original Ply Gem acquisition reducing deferred tax liabilities and goodwill.

A rollforward of goodwill for 2011 and 2010 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone

Balance as of January 1, 2010
Goodwill	$400,504	$442,334
Accumulated impairment losses	(327,773)	(122,227)
	72,731	320,107

Currency translation adjustments	595	-
Balance as of December 31, 2010
Goodwill	401,099	442,334
Accumulated impairment losses	(327,773)	(122,227)
	73,326	320,107

Currency translation adjustments	(244)	-
Purchase accounting adjustment	(307)	-
Tax benefit of excess tax goodwill	(1,415)	-
Balance as of December 31, 2011
Goodwill	399,133	442,334
Accumulated impairment losses	(327,773)	(122,227)
	$71,360	$320,107

3.   INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of December 31, 2011 and 2010:

	Average
	Amortization
	Period		Accumulated	Net Carrying
(Amounts in thousands)	(in Years)	Cost	Amortization	Value
As of December 31, 2011:
Patents	14	$12,770	$(7,361)	$5,409
Trademarks/Tradenames	11	85,644	(48,296)	37,348
Customer relationships	13	158,158	(80,851)	77,307
Other		2,503	(1,419)	1,084
Total intangible assets	13	$259,075	$(137,927)	$121,148

As of December 31, 2010:
Patents	14	$12,770	$(6,418)	$6,352
Trademarks/Tradenames	11	85,644	(34,885)	50,759
Customer relationships	13	158,158	(68,651)	89,507
Other		1,631	(1,284)	347
Total intangible assets	13	$258,203	$(111,238)	$146,965

Amortization expense for the years ended December 31, 2011, 2010 and 2009 was approximately $26.7 million, $27.1 million, and $19.7 million, respectively.  Estimated amortization expense for the fiscal years 2012 through 2016 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2012	$26,875
2013	16,723
2014	15,344
2015	14,818
2016	14,231

During the year ended December 31, 2010, the Company decreased the remaining useful life of certain trademarks in the Windows and Doors segment to three years (applied prospectively) as a result of future marketing plans regarding the use of these trademarks.  For each of the years ended December 31, 2011 and December 31, 2010, the Company incurred approximately $7.4 million of increased amortization expense compared to the year ended December 31, 2009, primarily as a result of this decrease in useful life.

4.   LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at December 31, 2011 and 2010 consists of the following:

(Amounts in thousands)	December 31, 2011	December 31, 2010

Senior secured asset based revolving credit facility	$55,000	$30,000
11.75% Senior secured notes due 2013, net of
unamortized discount of $0 and $7,318	-	717,682
8.25% Senior secured notes due 2018, net of
unamortized early tender premium and
discount of $40,641 and $0	759,359	-
13.125% Senior subordinated notes due 2014, net of
unamortized discount of $2,689 and $3,519	147,311	146,481
	$961,670	$894,163

Recent developments

As described in the following sections, on February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (“Senior Tack-on Notes”).  The net proceeds of approximately $32.7 million after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, will be utilized for general corporate purposes.  The additional $40.0 million of 8.25% Senior Secured Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes.

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes due 2018 at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes, and to pay related fees and expenses.  A portion of the early tender premiums and the original unamortized discount on the 11.75% Senior Secured Notes was recorded as a discount on the $800.0 million of 8.25% Senior Secured Notes due 2018 given that the 2011 transaction was predominately accounted for as a loan modification.  The 8.25% Senior Secured Notes due 2018 together with the Senior Tack-on Notes (“8.25% Senior Secured Notes”) will mature on February 15, 2018 and bear interest at the rate of 8.25% per annum.  Interest will be paid semi-annually on February 15 and August 15 of each year.

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

On August 4, 2011, Ply Gem Industries completed its exchange offer with respect to the 8.25% Senior Secured Notes by exchanging $800.0 million 8.25% Senior Secured Notes, which were registered under the Securities Act, for $800.0 million of the issued and outstanding 8.25% Senior Secured Notes.  Upon completion of the exchange offer, all $800.0 million of issued and outstanding 8.25% Senior Secured Notes were registered under the Securities Act.  However, the $40.0 million of Senior Tack-on Notes issued in February 2012 have not been registered under the Securities Act and there is no contractual requirement to register these instruments.

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

On February 11, 2011, the Company purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, the Company purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, the Company redeemed the remaining approximate $0.4 million at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As a result of these transactions, the Company paid cumulative early tender premiums of approximately $49.8 million during the year ended December 31, 2011.  Following the redemption on March 13, 2011, there were no longer any 11.75% Senior Secured Notes outstanding.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.  The loss recorded as a result of this purchase is discussed in detail in the section “Gain (loss) on debt extinguishment” below.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of December 31, 2011, the Company’s interest rate on the new ABL Facility was approximately 2.8%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February, and March).

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

As of December 31, 2011, Ply Gem Industries had approximately $151.2 million of contractual availability and approximately $69.9 million of borrowing base availability under the new ABL Facility, reflecting $55.0 million of borrowings outstanding and approximately $6.3 million of letters of credit and priority payables reserves.

Senior Secured Asset Based Revolving Credit Facility due 2013

 Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, the Company amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of December 31, 2011, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011, as discussed above.

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

Prior to January 15, 2012, Ply Gem Industries had the option to redeem up to 40% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 113.125% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any, provided that at least 60% of the original aggregate principal amount of the 13.125% Senior Subordinated Notes remains outstanding after the redemption.  On or after January 15, 2012, and prior to January 15, 2013, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 103% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any.  On or after January 15, 2013, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 100% of the aggregate principal amount of the 13.125% Senior Subordinated Notes, plus accrued and unpaid interest, if any, to the redemption date.  At any time on or after January 15, 2012, Ply Gem Industries may redeem the 13.125% Senior Subordinated Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 13.125% Senior Subordinated Notes, plus, in each case, accrued and unpaid interest, if any, to the redemption date.

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

9.00% Senior Subordinated Notes due 2012

In connection with the issuance of $150.0 million of the 13.125% Senior Subordinated Notes on January 11, 2010, Ply Gem Industries redeemed approximately $141.2 million aggregate principal amount of the 9% Senior Subordinated Notes on February 16, 2010 at a redemption price of 100% of the principal amount thereof plus accrued interest.  Approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by certain affiliates of the CI Partnerships were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime. Such notes were then transferred to the Company and then to Ply Gem Industries as a capital contribution and cancelled on February 12, 2010.  As of December 31, 2011, there were no 9% Senior Subordinated Notes outstanding.

Gain (loss) on debt extinguishment

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during the year ended December 31, 2011, the Company performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, the Company evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt.  The Company determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes.  The Company incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as a loss on extinguishment of debt in the consolidated statement of operations.  The Company also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction.  The Company also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.2 million was expensed as a loss on modification or extinguishment of debt in the consolidated statement of operations.

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

As a result of the $141.2 million redemption of the previous 9% Senior Subordinated Notes on February 16, 2010, the Company recognized a loss on extinguishment of debt of approximately $2.2 million related predominantly to the write-off of unamortized debt issuance costs.  On February 12, 2010, as a result of the $218.8 million contribution of the 9% Senior Subordinated Notes by affiliates of the Company’s controlling stockholders in exchange for equity of Ply Gem Prime valued at approximately $114.9 million, the Company recognized a gain on extinguishment of approximately $100.4 million, including the write-off of unamortized debt issuance costs of approximately $3.5 million.  The $98.2 million gain on debt extinguishment was recorded separately in the accompanying consolidated statement of operations for the year ended December 31, 2010.

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $27.9 million and a gain on debt extinguishment of approximately $98.2 million for the years ended December 31, 2011 and December 31, 2010, respectively, as summarized in the table below.

	For the year ended
(Amounts in thousands)	December 31, 2011	December 31, 2010

Gain (loss) on extinguishment of debt:
Tender premium	$(10,883)	$-
11.75% Senior Secured Notes unamortized discount	(775)	-
11.75% Senior Secured Notes unamortized debt issuance costs	(2,757)	-
	(14,415)	-

Carrying value of 9% Senior Subordinated Notes	-	360,000
9% Senior Subordinated Notes unamortized debt issuance costs	-	(5,780)
9% Senior Subordinated Notes unamortized premium	-	100
Reaquisition price of 9% Senior Subordinated Notes	-	(256,133)
	-	98,187
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	(12,261)	-
Unamortized debt issuance costs for previous ABL Facility	(1,187)	-
	(13,448)	-

Total gain (loss) on modification or extinguishment of debt	$(27,863)	$98,187

Debt maturities

The following table summarizes the Company’s long-term debt maturities due in each fiscal year after December 31, 2011.

	As of	Proforma as of
(Amounts in thousands)	December 31, 2011	December 31, 2011 (1)

2012	$-	$-
2013	-	-
2014	202,311	202,311
2015	-	-
2016	-	-
Thereafter	759,359	793,359
	$961,670	$995,670

(1)  These amounts are proforma as of December 31, 2011 for the February 2012 debt transaction.

5.   DEFINED BENEFIT PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).  The plans are combined in the following discussion.

The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the combined plans in the accompanying consolidated balance sheets at December 31, 2011 and 2010:

	December 31,	December 31,
(Amounts in thousands)	2011	2010

Change in projected benefit obligation
Benefit obligation at beginning of year	$38,066	$34,846
Service cost	98	92
Interest cost	1,931	2,014
Actuarial loss	4,138	2,717
Benefits and expenses paid	(1,833)	(1,603)
Projected benefit obligation at end of year	$42,400	$38,066

Change in plan assets
Fair value of plan assets at beginning of year	$26,929	$24,394
Actual return on plan assets	(680)	2,870
Employer and participant contributions	1,961	1,268
Benefits and expenses paid	(1,833)	(1,603)
Fair value of plan assets at end of year	$26,377	$26,929

Funded status and financial position:
Fair value of plan assets	$26,377	$26,929
Benefit obligation at end of year	42,400	38,066
Funded status	$(16,023)	$(11,137)

Amount recognized in the balance sheet consists of:
Current liability	$(2,577)	$(1,961)
Noncurrent liability	(13,446)	(9,176)
Liability recognized in the balance sheet	$(16,023)	$(11,137)

The accumulated benefit obligation for the combined plans was approximately $42.4 million and $38.1 million as of December 31, 2011 and December 31, 2010, respectively.

Accumulated Other Comprehensive Loss

Amounts recognized in accumulated other comprehensive loss at December 31, 2011 and December 31, 2010 consisted of the following:

(Amounts in thousands)	December 31,	December 31,
	2011	2010
Initial net asset (obligation)	$-	$-
Prior service credit (cost)	-	-
Net loss	14,365	7,788
Accumulated other comprehensive loss	$14,365	$7,788

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

	For the year ended December 31,
	2011	2010	2009

Discount rate for projected benefit obligation	4.50%	5.30%	5.95%
Discount rate for pension costs	5.30%	5.95%	6.35%
Expected long-term average return on plan assets	7.50%	7.50%	7.50%

Net Periodic Benefit Costs

The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

	For the year ended December 31,
(Amounts in thousands)	2011	2010	2009

Service cost	$98	$92	$177
Interest cost	1,931	2,014	2,000
Expected return on plan assets	(2,028)	(1,818)	(1,462)
Amortization of loss	269	203	502
Net periodic benefit expense	$270	$491	$1,217

Pension Assets

The weighted-average asset allocations at December 31, 2011 by asset category are as follows:

			Weighted Average
	Target	Actual allocation as of	Expected Long-Term
	Allocation	December 31, 2011	Rate of Return (1)
Asset Category
U.S. Large Cap Funds	25.0%	21.9%	2.0%
U.S. Mid Cap Funds	5.0%	7.9%	0.5%
U.S. Small Cap Funds	3.0%	3.1%	0.3%
International Equity	15.0%	15.2%	1.6%
Fixed income	45.0%	45.0%	2.3%
Other investments	7.0%	6.9%	0.6%
	100.0%	100.0%	7.3%

(1) The weighted average expected long-term rate of return by asset category is based on the Company’s target allocation.

The weighted-average asset allocations at December 31, 2010 by asset category are as follows:

			Weighted Average
	Target	Actual allocation as of	Expected Long-Term
	Allocation	December 31, 2010	Rate of Return (1)
Asset Category
U.S. Large Cap Funds	25.0%	23.1%	2.0%
U.S. Mid Cap Funds	5.0%	8.6%	0.5%
U.S. Small Cap Funds	3.0%	3.4%	0.3%
International Equity	15.0%	15.5%	1.4%
Fixed income	45.0%	42.4%	2.3%
Other investments	7.0%	7.0%	0.6%
	100.0%	100.0%	7.1%

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

The following table summarizes the Company’s plan assets measured at fair value on a recurring basis (at least annually) as of December 31, 2011 and December 31, 2010:

(Amounts in thousands)	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2011	Assets (Level 1)	(Level 2)	(Level 3)
Equity Securities (1)
U.S. Large Cap Funds	$5,793	$5,793	$-	$-
U.S. Mid Cap Funds	2,087	1,032	1,055	-
U.S. Small Cap Funds	812	393	419	-
International Funds	3,996	3,996	-	-
Fixed Income
Domestic Bond Funds (2)	11,863	1,317	10,546	-
Other Investments
Commodity Funds (3)	1,302	1,302	-	-
Cash & Equivalents	524	-	524	-
	$26,377	$13,833	$12,544	$-

(Amounts in thousands)	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2010	Assets (Level 1)	(Level 2)	(Level 3)
Equity Securities (1)
U.S. Large Cap Funds	$6,228	$6,228	$-	$-
U.S. Mid Cap Funds	2,326	1,158	1,168	-
U.S. Small Cap Funds	908	423	485	-
International Funds	4,168	4,168	-	-
Fixed Income
Domestic Bond Funds (2)	11,415	1,315	10,100	-
Other Investments
Commodity Funds (3)	1,512	1,512	-	-
Cash & Equivalents	372	-	372	-
	$26,929	$14,804	$12,125	$-

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

Benefit Plan Contributions

The Company made cash contributions to the combined plans of approximately $2.0 million and $1.3 million for the years ended December 31, 2011 and 2010, respectively.  During fiscal year 2012, the Company expects to make cash contributions to the combined plans of approximately $2.6 million.

Benefit Plan Payments

The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the combined plans. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company.

Fiscal Year	Expected Benefit Payments
(Amounts in thousands)

2012	$1,857
2013	1,922
2014	1,999
2015	2,080
2016	2,180
2017-2021	12,503

Other Retirement Plans

The Company also has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees.  The projected benefit obligation relating to this unfunded plan totaled approximately $354,000 and $331,000 at December 31, 2011 and 2010, respectively.  The Company has recorded this obligation in other long term liabilities in the consolidated balance sheets as of December 31, 2011 and 2010.  Pension expense for the plan was approximately $17,000 for the year ended December 31, 2011 and approximately $18,000 for each of the years ended December 31, 2010 and 2009.

6.   DEFINED CONTRIBUTION PLANS

The Company has a defined contribution 401(k) plan covering all eligible employees.  Effective September 1, 2010, the Company reinstated matching contributions after suspending the contributions on April 1, 2008.  Effective with the reinstatement, the Company matched 50% of the first 6% of employee contributions for most members, with the exception of matching 25% of the first 6% of employee contributions for certain union members per a negotiated contract.  The Company also has the option of making discretionary contributions.  The Company contributed approximately $2.1 million for the year ended December 31, 2011, approximately $0.7 million (including forfeitures) for the year ended December 31, 2010, and $0 for the year ended December 31, 2009, which has been expensed within selling, general, and administrative expense in the accompanying consolidated statement of operations.

7.   COMMITMENTS AND CONTINGENCIES

Operating leases

At December 31, 2011, the Company was obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations.  Future minimum rental obligations for non-cancellable lease payments total approximately $120.2 million at December 31, 2011.  The lease obligations, partially offset by subleases, are payable as follows:

	Lease	Sublease
(Amounts in thousands)	Commitments	Income

2012	$18,979	$431
2013	17,525	440
2014	14,275	449
2015	12,197	458
2016	9,766	467
Thereafter	47,480	4,089

Total rental expense for all operating leases amounted to approximately $24.6 million for the year ended December 31, 2011, $24.6 million for the year ended December 31, 2010, and $26.1 million for the year ended December 31, 2009.

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $3.6 million and $3.9 million at December 31, 2011 and December 31, 2010, respectively.  As of December 31, 2011 and December 31, 2010, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million and $0.4 million, respectively, in current liabilities and $3.2 million and $3.5 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	December 31, 2011	December 31, 2010

Product claim liabilities	$193	$216
Multiemployer pension plan withdrawal liability	2,854	3,079
Other	572	602
	$3,619	$3,897

The product claim liabilities of approximately $0.2 million at December 31, 2011 and December 31, 2010, recorded in long term liabilities, represents the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products.  The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage.  Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries.  The Company and the former subsidiary continue to vigorously defend the remaining suits.  Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products.  The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers.

The multiemployer pension liability of approximately $2.9 million and $3.1 million recorded in long term liabilities at December 31, 2011 and December 31, 2010, respectively, relate to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. (“Studley”) was sold.  In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the “Pension Fund”), and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund.  Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund.  The multiemployer pension liability represents the present value of the quarterly payment stream using a 6% discount rate as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

Included in the indemnified items is approximately $0.4 million for each of the years ended December 31, 2011 and 2010, of accrued expenses to cover the estimated costs of known litigation claims, including the estimated cost of legal services incurred, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of December 31, 2011 and 2010, warranty liabilities of approximately $7.7 million and $9.4 million, respectively, have been recorded in current liabilities and approximately $30.9 million and $32.4 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the year ended December 31,
(Amounts in thousands)	2011	2010	2009

Balance, beginning of period	$41,780	$43,398	$45,653
Warranty expense during period	7,359	11,364	12,783
Settlements made during period	(10,527)	(12,982)	(15,038)
Balance, end of period	$38,612	$41,780	$43,398

Environmental

On February 24, 2011, the Company received a draft Administrative Order on Consent from the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  The Company finalized the Administrative Order on Consent with the EPA, and it became effective on September 12, 2011. During the Company’s 2011 fourth quarter as part of the Administrative Order on Consent, the Company provided the EPA with a preliminary cost estimate of approximately $1.8 million over the remediation period, which is estimated through 2023.  As a result, the Company incurred an incremental expense of approximately $1.6 million during the year and quarter ended December 31, 2011 to record an additional accrual for this preliminary cost estimate.  This expense has been recognized within selling, general, and administrative expenses for the year ended December 31, 2011 in the consolidated statement of operations.  The Company has recorded approximately $0.5 million of this environmental liability within current liabilities and approximately $1.3 million within other long-term liabilities in the Company’s consolidated balance sheet at December 31, 2011.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities for this subject contamination has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.   As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.  As of December 31, 2011 no recovery has been recognized on the Company’s consolidated balance sheet but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

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

8.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at December 31, 2011 and December 31, 2010:

(Amounts in thousands)	December 31, 2011	December 31, 2010
Insurance	$3,229	$3,887
Employee compensation and benefits	6,270	6,086
Sales and marketing	23,282	21,637
Product warranty	7,677	9,375
Accrued freight	498	513
Accrued interest	34,183	13,592
Accrued environmental liability	708	448
Accrued pension	2,577	1,961
Accrued deferred compensation	-	2,155
Accrued taxes	2,093	3,123
Other	10,364	12,340
	$90,881	$75,117

Other long-term liabilities consist of the following at December 31, 2011 and December 31, 2010:

(Amounts in thousands)	December 31, 2011	December 31, 2010
Insurance	$1,642	$2,216
Pension liabilities	13,446	9,176
Multi-employer pension withdrawal liability	2,854	3,079
Product warranty	30,935	32,405
Long-term product claim liability	193	216
Long-term environmental liability	1,750	434
Liabilities for tax uncertainties	3,546	10,123
Other	3,362	2,840
	$57,728	$60,489

During the year ended December 31, 2011, the Company finalized a long-term incentive plan for certain employees.  The Company recorded an expense of approximately $0.9 million for the year ended December 31, 2011 while also paying out previously accrued retention amounts to certain executive officers.  The payment of approximately $3.7 million was previously recorded within accrued expenses in the Company’s consolidated balance sheets.

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

On April 2, 2009, the Company announced that it would consolidate production across several of its manufacturing facilities improving the Company’s overall operating efficiency.  The Company’s plans included shifting the majority of the production from its Kearney, Missouri facility to its other three vinyl siding manufacturing facilities.  The Company continues to operate the Kearney, Missouri facility on a limited basis until the housing market recovers.  The Company also closed its Tupelo, Mississippi window and door manufacturing facility.  In addition, the Company consolidated certain of the vinyl lineal production to its Rocky Mount, Virginia facility and realigned production of its west coast window and door facilities at Sacramento, California and Auburn, Washington to better serve customers and improve overall operating efficiency.  In connection with the April 2, 2009 announcement, the Company incurred pre-tax exit and restructuring costs, all of which were cash charges, of approximately $2.0 million, including approximately $0.9 million for personnel-related costs, approximately $0.1 million for contract termination costs, and approximately $1.0 million in other facilities-related costs.

The following table summarizes the Company’s restructuring activity for the year ended December 31, 2011:

(Amounts in thousands)	Accrued as of	Adjustments	Cash payments	Expensed	Accrued as of
	December 31, 2010	during 2011	during 2011	during 2011	December 31, 2011
Hammonton, NJ
Severance costs	$-	$-	$-	$-	$-
Contract terminations	220		(220)	-	-
Equipment removal and other	-	-	-	-	-
	$220	$-	$(220)	$-	$-

Phoenix, AZ
Severance costs	$-	$-	$-	$-	$-
Contract terminations	187	-	(187)	-	-
Equipment removal and other	-	-	-	-	-
	$187	$-	$(187)	$-	$-

The Company recorded restructuring costs in selling, general and administrative expenses in the years and segments shown in the following table:

	For the year ended December 31,
(Amounts in thousands)	2011	2010	2009

Siding, Fencing and Stone	$-	$112	$2,445
Windows and Doors	-	102	5,258
	$-	$214	$7,703

The Company also recorded in its Windows and Doors segment interest expense related to lease termination costs of approximately $111,000 for the year ended December 31, 2010, and $183,000 for the year ended December 31, 2009.

10.   INCOME TAXES

The following is a summary of the components of earnings (loss) before provision (benefit) for income taxes:

	For the year ended December 31,
(Amounts in thousands)	2011	2010	2009

Domestic	$(86,538)	$23,927	$(101,378)
Foreign	2,714	8,767	6,660
	$(83,824)	$32,694	$(94,718)

The following is a summary of the provision (benefit) for income taxes included in the accompanying consolidated statement of operations:

	For the year ended December 31,
(Amounts in thousands)	2011	2010	2009

Federal:
Current	$(6,617)	$83	$(5,176)
Deferred	6,640	1,331	(17,825)
	23	1,414	(23,001)
State:
Current	$654	$1,526	$1,827
Deferred	(847)	(350)	1,149
	(193)	1,176	2,976
Foreign:
Current	$353	$1,815	$1,433
Deferred	500	622	626
	853	2,437	2,059

Total	$683	$5,027	$(17,966)

               The table that follows reconciles the federal statutory income tax rate to the effective tax rate of approximately 0.8% for the year ended December 31, 2011, 15.4% for the year ended December 31, 2010, and 18.9% for the year ended December 31, 2009.

	For the year ended December 31,
(Amounts in thousands)	2011	2010	2009

Income tax provision (benefit)
at the federal statutory rate	$(29,338)	$11,443	$(33,151)

Net change from statutory rate:
Valuation allowance	38,939	(28,692)	35,890
Federal impact of cancellation of debt income	-	17,667	(17,603)
State impact of cancellation of debt income	-	2,646	(1,187)
Federal net operating loss adjustment	-	2,581	-
State income tax benefit, net of federal income
tax benefit and goodwill impairment in 2009	(1,936)	(766)	(3,293)
Taxes at non U.S. statutory rate	76	(153)	89
Additional provisions/reversals of uncertain
tax positions	(6,287)	342	1,114
Canadian rate differential	(254)	(592)	(361)
Other, net	(517)	551	536
	$683	$5,027	$(17,966)

               The tax effect of temporary differences, which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

(Amounts in thousands)	December 31, 2011	December 31, 2010
Deferred tax assets:
Accounts receivable	$1,397	$2,028
Insurance reserves	1,832	2,290
Warranty reserves	11,668	12,280
Pension accrual	6,413	4,407
Deferred compensation	683	121
Inventories	3,100	3,407
Plant closure/relocations	-	407
Original issue discount - cancellation of indebtedness	-	2,499
Federal, net operating loss carry-forwards	76,789	48,251
State net operating loss carry-forwards	11,380	8,579
Interest	4,636	4,650
Other assets, net	5,172	5,307
Valuation allowance	(49,780)	(8,279)
Total deferred tax assets	73,290	85,947
Deferred tax liabilities:
Property and equipment, net	(17,517)	(18,893)
Intangible assets, net	(39,912)	(47,158)
Deferred financing	(14,995)	(4,327)
Cancellation of debt income	-	(9,920)
Other liabilities, net	(1,935)	(1,764)
Total deferred tax liabilities	(74,359)	(82,062)
Net deferred tax asset (liability)	$(1,069)	$3,885

Cancellation of indebtedness

Affiliates of Ply Gem Prime’s controlling stockholders purchased approximately $281.4 million of the Company’s 9% Senior Subordinated Notes during the year ended December 31, 2009.  The cumulative affiliate purchases were made at amounts below the $281.4 million face value of the 9% Senior Subordinated Notes.  The Company determined that approximately $121.5 million would be considered cancellation of indebtedness income (“CODI”) for tax purposes.  The Company determined that it is eligible to reduce CODI by certain tax attributes including net operating loss carry-forwards for the year ended December 31, 2009.  The Company reduced certain tax attributes including net operating loss carryforwards (“NOLs”) and tax basis in certain assets in lieu of recognizing approximately $121.5 million of CODI for income tax purposes during the year ended December 31, 2009.

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

Valuation allowance

As of December 31, 2011, a federal valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  The Company considered the impact of reversing taxable temporary differences with regard to realization of deferred tax assets to determine the amount of valuation allowance for 2011.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.

During the year ended December 31, 2011, the Company’s federal and state valuation allowance increased by approximately $40.2 million and $1.3 million, respectively.  The increase is primarily due to the current year taxable loss.  The Company currently has book goodwill of approximately $13.4 million that is not amortized and results in a deferred tax liability of approximately $3.5 million at December 31, 2011.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

During the year ended December 31, 2010, the Company’s federal and state valuation allowances decreased by approximately $27.3 million and $1.4 million, respectively, primarily due to the write-off of the deferred tax asset for original issue discount and the corresponding valuation allowance resulting from the January and February 2010 debt transactions.  The Company had book goodwill of approximately $13.4 million that is not amortized and results in a deferred tax liability of approximately $2.9 million at December 31, 2010.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.

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

As of December 31, 2011, the Company has approximately $219.4 million of federal net operating loss carry-forwards which can be used to offset future taxable income.  These federal carry-forwards will begin to expire in 2028 if not utilized.  The Company has approximately $228.0 million of gross state NOL carry-forwards and $11.4 million (net of federal benefit) of deferred tax assets related to these state NOL carry-forwards which can be used to offset future state tax liabilities.  The Company has established a valuation allowance of approximately $7.3 million for the deferred tax asset associated with these state NOL carry-forwards.  The Company currently has no state NOL carry-forwards that are expiring.  Future tax planning strategies implemented by the Company could reduce or eliminate future NOL expiration.

   The Company has not provided United States income taxes or foreign withholding taxes on unremitted foreign earnings in Canada. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.  As of December 31, 2011, accumulated foreign earnings in Canada were approximately $21.6 million.

Tax uncertainties

The Company records reserves for certain tax uncertainties based on the likelihood of an unfavorable outcome.  Of this amount, approximately $3.5 million, if recognized, would have an impact on the Company’s effective tax rate.  As of December 31, 2011, the reserve was approximately $3.5 million which includes interest of approximately $0.8 million.  As of December 31, 2010, the reserve was approximately $10.1 million which included interest of approximately $1.4 million.

The Company has elected to treat interest and penalties on uncertain tax positions as income tax expense in its consolidated statement of operations.  Interest charges have been recorded in the contingency reserve account within other long term liabilities in the consolidated balance sheet.

               The following is a rollforward of gross tax contingencies from January 1, 2010 through December 31, 2011.

Balance at January 1, 2010	$18,401
Additions based on tax positions related to current year	407
Additions for tax positions of prior years	54
Reductions for tax positions of prior years	-
Settlement or lapse of applicable statutes	(158)
Unrecognized tax benefits balance at December 31, 2010	18,704
Additions based on tax positions related to current year	274
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	-
Settlement or lapse of applicable statutes	(6,268)
Unrecognized tax benefits balance at December 31, 2011	$12,710

Unrecognized tax benefits are reversed as a discrete event if an examination of applicable tax returns is not begun by a federal or state tax authority within the statute of limitations or upon effective settlement with federal or state tax authorities.  During the year ended December 31, 2011, the Company reversed approximately $6.6 million of unrecognized tax benefits into income due to the expiration of the statute of limitations for the tax years ended December 31, 2005 through December 31, 2007 upon closing of a federal income tax audit for those years.  The Company’s open tax years that are subject to federal examination are 2008 through 2011.

During the next 12 months, it is reasonably possible the Company may reverse $0.3 million of the tax contingency reserves primarily related to expiring statutes of limitations.

11.   STOCK-BASED COMPENSATION

Stock option plan

On February 12, 2004, Ply Gem Investment Holdings’ Board of Directors adopted the Ply Gem Investment Holdings 2004 Stock Option Plan (the “Plan”) allowing for grants of options to purchase shares of Ply Gem Investment Holdings common stock under nonqualified stock options or incentive stock options.  On February 24, 2006 in connection with the Alenco acquisition, a new holding company, Ply Gem Prime Holdings, was formed pursuant to a merger involving Ply Gem Investment Holdings.  As a result, Ply Gem Prime Holdings became the sole shareholder of Ply Gem Investment Holdings, each outstanding share of capital stock of Ply Gem Investment Holdings was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime Holdings and Ply Gem Prime Holdings  assumed Ply Gem Investment Holdings’ obligations under the Ply Gem Investment Holdings 2004 Stock Option Plan and the Ply Gem Investment Holdings Phantom Stock Plan.  In connection therewith, each outstanding stock option and phantom unit of Ply Gem Investment Holdings was converted on a 1:1 basis into a stock option and phantom unit of Ply Gem Prime Holdings.   Employees, directors and consultants of Ply Gem Prime Holdings or any of its majority-owned subsidiaries are eligible for options, as specified in the Plan.  Ply Gem Prime Holdings’ Board of Directors may, among other things, select recipients of options grants, determine whether options will be nonqualified or incentive stock options, set the number of shares that may be purchased pursuant to option exercise, and determine other terms and conditions of options. The exercise price of an option must be at least the estimated fair market value of a share of common stock as of the grant date.  Options generally vest over five years from the date of grant, unless specified otherwise in any individual option agreement.  Generally, options will expire on the tenth anniversary of the grant date or in connection with termination of employment.  The Board of Directors has the discretion to accelerate the vesting and exercisability of outstanding options.

               The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing method.  The assumptions used in the model are outlined in the following table:

	December 31, 2011	December 31, 2010	December 31, 2009
Weighted average fair value of options granted	$35.07	$24.69	$0.72
Weighted average assumptions used:
Expected volatility	46%	30%	30%
Expected term (in years)	3.65	5	5
Risk-free interest rate	0.91%	2.42%	2.30%
Expected dividend yield	0%	0%	0%

A summary of changes in stock options outstanding during the year ended December 31, 2011 is presented below:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Stock Options	Price	Term (Years)

Balance at January 1, 2011	387,891	$56.38	6.48
Granted	150,000		-
Forfeited or expired	(35,047)		-
Balance at December 31, 2011	502,844	$68.57	6.75

As of December 31, 2011, 124,994 options were 100% vested.  At December 31, 2011, the Company had approximately $5.2 million of total unrecognized compensation expense that will be recognized over the weighted average period of 3.49 years.  The Company recorded compensation expense of $429,722, $163,622, and $31,384, and for the years ended December 31, 2011, 2010, and 2009, respectively, related to the vesting of these options.

Other share-based compensation

Upon completion of each of the Ply Gem acquisition, MW acquisition and Alenco acquisition, certain members of management made a cash contribution to Ply Gem Prime Holdings in exchange for shares of Ply Gem Prime Holdings’ common stock.  (As previously described, investments in connection with the Ply Gem acquisition and the MW acquisition were in Ply Gem Investment Holdings common stock, which stock was later converted into Ply Gem Prime Holdings common stock in connection with the Alenco acquisition.)  Management’s shares of common stock are governed by the Ply Gem Prime Holdings Stockholders’ Agreement, which gives the management participants put rights in certain circumstances to put the stock back to Ply Gem Prime Holdings at a price that is determined using defined formulas contained within the Stockholders’ Agreement.  The Stockholders’ Agreement contains two separate put right price formulas. The determination of which put right price formula will be applicable to each of the participant’s shares of common stock is based upon the participants reaching certain vesting requirements which are described in the Stockholders’ Agreement.  The shares of common stock generally vest at a rate of 20% per year of service, but may vest earlier if certain events occur.  Based on the above, the Company has accounted for these awards of shares of common stock under the modified transition method.

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

Common Stock
Shares Owned by
Management

Balance at January 1, 2011	582,282
Shares issued	-
Shares repurchased	(129,410)
Balance at December 31, 2011	452,872

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

For the first three quarters of 2006, the phantom units were recognized by the Company as liability awards that had to be marked to market every quarter.  During September 2006, the Company converted all phantom common and preferred stock units into a cash account payable on a fixed schedule in years 2007 and beyond.  The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00.  From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans.  This portion of the account was paid to each party in a single lump-sum cash payment on January 31, 2007.  The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of senior preferred stock represented by such units.  This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment.  This portion of the account was payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, was paid on each such date.  During the years ended December 31, 2011, 2010 and 2009, the Company made cash phantom stock payments of approximately $2.3 million, $2.1 million and $1.8 million, respectively.  As of December 31, 2010, the Company accrued on its consolidated balance sheet approximately $2.2 million in accrued expenses for this liability.  The final payment of approximately $2.3 million was paid during the year ended December 31, 2011 and, as a result, there was no liability on the consolidated balance sheet as of December 31, 2011.

12.   SEGMENT INFORMATION

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

Following is a summary of the Company’s segment information:
	For the year ended December 31,
(Amounts in thousands)	2011	2010	2009

Net sales
Siding, Fencing, and Stone	$639,290	$604,406	$577,390
Windows and Doors	395,567	391,500	373,984
	$1,034,857	$995,906	$951,374
Operating earnings (loss)
Siding, Fencing, and Stone	$90,849	$92,612	$77,756
Windows and Doors	(31,134)	(19,410)	(23,504)
Unallocated	(14,784)	(16,372)	(14,142)
	$44,931	$56,830	$40,110
Interest expense, net
Siding, Fencing, and Stone	$(83)	$(121)	$(169)
Windows and Doors	(13)	90	183
Unallocated	101,480	122,864	135,289
	$101,384	$122,833	$135,303
Depreciation and amortization
Siding, Fencing, and Stone	$23,598	$27,578	$29,341
Windows and Doors	30,217	32,936	26,740
Unallocated	205	204	190
	$54,020	$60,718	$56,271
Income tax expense (benefit)
Unallocated	$683	$5,027	$(17,966)

Capital expenditures
Siding, Fencing, and Stone	$5,906	$5,928	$3,562
Windows and Doors	4,651	5,177	4,222
Unallocated	933	-	23
	$11,490	$11,105	$7,807

	As of December 31,
	2011	2010
Total assets
Siding, Fencing, and Stone	$579,195	$585,542
Windows and Doors	273,909	298,898
Unallocated	39,808	37,797
	$892,912	$922,237

Our Canadian subsidiary, which had sales of approximately $67.2 million for the year ended December 31, 2011, represents a majority of our sales to foreign customers.  Other subsidiaries’ sales outside the United States are less than 1% of our total sales.

13.   RELATED PARTY TRANSACTIONS

               Under the General Advisory Agreement (the “General Advisory Agreement”) the Company entered into with CI Capital Partners LLC (“CI Capital Partners”), formerly Caxton-Iseman Capital LLC , CI Capital Partners provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  In consideration of these services, the Company agreed to pay CI Capital Partners (1) an annual fee equal to 2% of our earnings before interest, tax, depreciation and amortization, (“EBITDA”), as defined in such agreement, (2) a transaction fee, payable upon the completion by the Company of any acquisition, of 2% of the sale price, (3) a transaction fee, payable upon the completion by the Company of any divestitures, of 1% of the sale price, and (4) a transaction fee, payable upon the completion of the sale of the Company, of 1% of the sale price.  EBITDA in the General Advisory Agreement is based on the Company’s net income (loss) plus extraordinary losses and/or any net capital losses realized, provision for income taxes, interest expense (including amortization or write-off of debt discount and debt issuance costs and commissions, and other items), depreciation and amortization, dividends paid or accrued on preferred stock, certain management fees paid to CI Capital Partners, charges related to certain phantom units, and a number of other items.  The annual fee payable in any year may not exceed the amounts permitted under the senior credit facilities or the indenture governing the senior secured notes, and CI Capital Partners is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the senior credit facilities or the indenture governing the senior secured notes.

               Under the General Advisory Agreement the Company paid and expensed, as a component of selling, general, and administrative expenses, a management fee of approximately $2.3 million, $2.5 million, and $2.5 million, for the years ended December 31, 2011, 2010 and 2009, respectively.  The initial term of the General Advisory Agreement is 10 years, and is automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or CI Capital Partners provide notice of termination.  In addition, the General Advisory Agreement may be terminated by CI Capital Partners at any time, upon the occurrence of specified change of control transactions or upon an initial public offering of the Company’s shares or shares of any of the Company’s parent companies.  If the General Advisory Agreement is terminated for any reason prior to the end of the initial term, Ply Gem Industries will pay to CI Capital Partners `an amount equal to the present value of the annual advisory fees that would have been payable through the end of the initial term, based on the Company’s cost of funds to borrow amounts under the Company’s senior credit facilities.

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

During 2010, the Company received equity contributions of approximately $2.5 million from certain members of management.  In addition, the Company repurchased equity of approximately $4.2 million from certain former and existing members of management.  As of December 31, 2010, approximately $1.2 million was classified as a current liability in accrued expenses in the consolidated balance sheet.  During the year ended December 31, 2011, the approximate $1.2 million was paid in cash by the Company and reflected as an equity repurchase in 2011 on the Company’s consolidated statement of cash flows.

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

During the fourth quarter of 2011, the Company entered into an amendment to the employee agreement originally dated August 14, 2006 for the Company’s chief executive officer.   In conjunction with the amendment to the employment agreement, the Company also entered into a retention agreement and stock repurchase agreement.  These agreements, among other things, provided for: (i) the extension of the chief executive officer’s term of employment for three years, (ii) the Company to make a retention payment of $2.0 million to the chief executive officer on December 31, 2014 if he remains employed by the Company on that date, (iii) the repurchase of 125,660 shares of common stock of Ply Gem Prime and (iv) the issuance of 150,000 stock options to the chief executive officer for non-voting Class C common stock of Ply Gem Prime.   The $12.6 million repurchase of common stock was made by Ply Gem Prime based on proceeds provided by the Company.  The stock options granted to the chief executive officer vest 25% on each of the following dates: July 2012, July 2013, July 2014, and July 2015.

The Company also entered into a retention agreement with the Company’s chief financial officer which will require the Company to make a retention payment of $0.7 million on December 31, 2014 if he remains employed by the Company on that date.  The Company also repurchased equity of approximately $0.3 million during 2011 from a former member of management.

During January 2012, the Company issued 600 restricted shares of common stock of Ply Gem Prime to each of three members of the Board of Directors.  These shares will vest over the 2012 calendar period and the Company will expense these items as compensation expense ratably during 2012.

14.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations.

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	October 1,	July 2,	April 2,
(Amounts in thousands)	2011	2011	2011	2011

Net sales	$242,370	$297,889	$294,491	$200,107

Gross profit	49,899	65,822	67,029	27,782

Net income (loss)	(15,220)	(458)	2,063	(70,892)	(1)

	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended
	December 31,	October 2,	July 3,	April 3,
(Amounts in thousands)	2010	2010	2010	2010

Net sales	$220,496	$269,545	$301,660	$204,205

Gross profit	45,845	62,643	70,575	36,897

Net income (loss)	(19,632)	(6,394)	(409)	54,102	(2)

(1)
The net loss for the quarter ended April 2, 2011 includes an approximate $27.9 million loss on modification or extinguishment of debt.  See Note 4 for description of loss on debt modification and extinguishment.

(2)	The net income for the quarter ended April 3, 2010 includes an approximate $98.2 million gain on extinguishment of debt. See Note 4 for description of gain on debt extinguishment.

Significant Fourth Quarter Adjustments

During the fourth quarter of 2011, the Company increased their environmental reserve by $1.6 million as a result of the completion of a preliminary cost estimate for an underground storage tank that was filed with the EPA during November 2011.  The expense has been recognized within selling, general, and administrative expenses for the year ended December 31, 2011 in the consolidated statement of operations.

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

15.   GUARANTOR/NON-GUARANTOR

The 8.25% Senior Secured Notes and the 13.125% Senior Subordinated Notes were issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of December 31, 2011 and December 31, 2010, and for the years ended December 31, 2011, 2010, and 2009.  The non-guarantor information presented represents our Canadian subsidiary, Ply Gem Canada.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2011

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$967,694	$67,163	$-	$1,034,857
Cost of products sold	-	-	777,256	47,069	-	824,325
Gross profit	-	-	190,438	20,094	-	210,532
Operating expenses:
Selling, general and
administrative expenses	-	14,748	109,061	15,103	-	138,912
Intercompany administrative
charges	-	-	13,287	2,783	(16,070)	-
Amortization of intangible assets	-	36	26,653	-	-	26,689
Total operating expenses	-	14,784	149,001	17,886	(16,070)	165,601
Operating earnings (loss)	-	(14,784)	41,437	2,208	16,070	44,931
Foreign currency gain	-	-	-	492	-	492
Intercompany interest	-	102,729	(102,729)	-	-	-
Interest expense	-	(101,486)	(1)	(1)	-	(101,488)
Interest income	-	6	83	15	-	104
Loss on modification or
extinguishment of debt	-	(27,863)	-	-	-	(27,863)
Intercompany administrative income	-	16,070	-	-	(16,070)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(25,328)	(61,210)	2,714	-	(83,824)
Equity in subsidiaries' income (loss)	(84,507)	(59,179)	-	-	143,686	-
Income (loss) before provision
(benefit) for income taxes	(84,507)	(84,507)	(61,210)	2,714	143,686	(83,824)
Provision (benefit) for income taxes	-	-	(170)	853	-	683
Net income (loss)	$(84,507)	$(84,507)	$(61,040)	$1,861	$143,686	$(84,507)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(691)	-	(691)
Minimum pension liability for
actuarial loss	-	(3,091)	(3,509)	-	-	(6,600)
Total comprehensive income (loss)	$(84,507)	$(87,598)	$(64,549)	$1,170	$143,686	$(91,798)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$922,240	$73,666	$-	$995,906
Cost of products sold	-	-	730,896	49,050	-	779,946
Gross profit	-	-	191,344	24,616	-	215,960
Operating expenses:
Selling, general and
administrative expenses	-	14,765	101,767	13,928	-	130,460
Intercompany administrative
charges	-	-	12,143	1,639	(13,782)	-
Amortization of intangible assets	-	36	27,063	-	-	27,099
Write-off of previously capitalized
offering costs	-	1,571	-	-	-	1,571
Total operating expenses	-	16,372	140,973	15,567	(13,782)	159,130
Operating earnings (loss)	-	(16,372)	50,371	9,049	13,782	56,830
Foreign currency gain	-	-	-	510	-	510
Intercompany interest	-	106,899	(106,086)	(813)	-	-
Interest expense	-	(122,881)	(111)	-	-	(122,992)
Interest income	-	17	121	21	-	159
Gain on extinguishment of debt	-	98,187	-	-	-	98,187
Intercompany administrative income	-	13,782	-	-	(13,782)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	79,632	(55,705)	8,767	-	32,694
Equity in subsidiaries' income (loss)	27,667	(52,648)	-	-	24,981	-
Income (loss) before provision
(benefit) for income taxes	27,667	26,984	(55,705)	8,767	24,981	32,694
Provision (benefit) for income taxes	-	(683)	3,273	2,437	-	5,027
Net income (loss)	$27,667	$27,667	$(58,978)	$6,330	$24,981	$27,667

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	1,639	-	1,639
Minimum pension liability for
actuarial (loss)	-	(292)	(448)	-	-	(740)
Total comprehensive income (loss)	$27,667	$27,375	$(59,426)	$7,969	$24,981	$28,566

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2009

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$887,662	$63,712	$-	$951,374
Cost of products sold	-	-	706,670	43,171	-	749,841
Gross profit	-	-	180,992	20,541	-	201,533
Operating expenses:
Selling, general and
administrative expenses	-	14,121	115,974	11,677	-	141,772
Intercompany administrative
charges	-	-	13,138	1,016	(14,154)	-
Amortization of intangible assets	-	21	19,630	-	-	19,651
Total operating expenses	-	14,142	148,742	12,693	(14,154)	161,423
Operating earnings (loss)	-	(14,142)	32,250	7,848	14,154	40,110
Foreign currency gain	-	-	-	475	-	475
Intercompany interest	-	121,035	(119,369)	(1,666)	-	-
Interest expense	-	(135,328)	(186)	-	-	(135,514)
Interest income	-	39	169	3	-	211
Intercompany administrative income	-	14,154	-	-	(14,154)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(14,242)	(87,136)	6,660	-	(94,718)
Equity in subsidiaries' income (loss)	(76,752)	(65,211)	-	-	141,963	-
Income (loss) before provision
(benefit) for income taxes	(76,752)	(79,453)	(87,136)	6,660	141,963	(94,718)
Provision (benefit) for income taxes	-	(2,701)	(17,324)	2,059	-	(17,966)
Net income (loss)	$(76,752)	$(76,752)	$(69,812)	$4,601	$141,963	$(76,752)

Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	4,709	-	4,709
Miminum pension liability for
actuarial gain	-	853	305	-	-	1,158
Total comprehensive loss	$(76,752)	$(75,899)	$(69,507)	$9,310	$141,963	$(70,885)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$8,578	$(3,408)	$6,530	$-	$11,700
Accounts receivable, net	-	-	102,052	7,463	-	109,515
Inventories:
Raw materials	-	-	37,024	4,885	-	41,909
Work in process	-	-	23,619	667	-	24,286
Finished goods	-	-	36,282	2,328	-	38,610
Total inventory	-	-	96,925	7,880	-	104,805
Prepaid expenses and other
current assets	-	422	9,893	2,957	-	13,272
Deferred income taxes	-	-	5,666	9	-	5,675
Total current assets	-	9,000	211,128	24,839	-	244,967
Investments in subsidiaries	(277,322)	(164,863)	-	-	442,185	-
Property and Equipment, at cost:
Land	-	-	3,565	172	-	3,737
Buildings and improvements	-	-	35,280	1,308	-	36,588
Machinery and equipment	-	1,335	262,349	8,436	-	272,120
	-	1,335	301,194	9,916	-	312,445
Less accumulated depreciation	-	(762)	(206,585)	(5,253)	-	(212,600)
Total property and equipment, net	-	573	94,609	4,663	-	99,845
Other Assets:
Intangible assets, net	-	-	121,148	-	-	121,148
Goodwill	-	-	382,165	9,302	-	391,467
Deferred income taxes	-	-	-	3,121	-	3,121
Intercompany note receivable	-	856,739	-	-	(856,739)	-
Other	-	30,235	2,129	-	-	32,364
Total other assets	-	886,974	505,442	12,423	(856,739)	548,100
	$(277,322)	$731,684	$811,179	$41,925	$(414,554)	$892,912

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$720	$44,652	$4,718	$-	$50,090
Accrued expenses	-	36,987	50,790	3,104	-	90,881
Total current liabilities	-	37,707	95,442	7,822	-	140,971
Deferred income taxes	-	-	9,865	-	-	9,865
Intercompany note payable	-	-	856,739	-	(856,739)	-
Other long-term liabilities	-	9,629	47,240	859	-	57,728
Long-term debt	-	961,670	-	-	-	961,670
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	309,331	309,331	421,277	6,562	(737,170)	309,331
(Accumulated deficit) retained earnings	(580,585)	(580,585)	(619,384)	21,630	1,178,339	(580,585)
Accumulated other
comprehensive income (loss)	(6,068)	(6,068)	-	5,052	1,016	(6,068)
Total stockholder's (deficit) equity	(277,322)	(277,322)	(198,107)	33,244	442,185	(277,322)
	$(277,322)	$731,684	$811,179	$41,925	$(414,554)	$892,912

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$-	$12,172	$(1,117)	$6,443	$-	$17,498
Accounts receivable, net	-	-	90,387	7,472	-	97,859
Inventories, net:
Raw materials	-	-	35,890	3,938	-	39,828
Work in process	-	-	22,466	765	-	23,231
Finished goods	-	-	33,316	2,204	-	35,520
Total inventories, net	-	-	91,672	6,907	-	98,579
Prepaid expenses and other
current assets	-	356	9,573	704	-	10,633
Deferred income taxes	-	-	12,175	14	-	12,189
Total current assets	-	12,528	202,690	21,540	-	236,758
Investments in subsidiaries	(173,088)	(142,820)	-	-	315,908	-
Property and Equipment, at cost:
Land	-	-	3,565	176	-	3,741
Buildings and improvements	-	-	34,886	1,126	-	36,012
Machinery and equipment	-	1,272	255,060	7,968	-	264,300
	-	1,272	293,511	9,270	-	304,053
Less accumulated depreciation	-	(593)	(182,210)	(4,538)	-	(187,341)
Total property and equipment, net	-	679	111,301	4,732	-	116,712
Other Assets:
Intangible assets, net	-	-	146,965	-	-	146,965
Goodwill	-	-	382,472	10,961	-	393,433
Deferred income taxes	-	-	-	2,279	-	2,279
Intercompany note receivable	-	856,738	-	-	(856,738)	-
Other	-	24,590	1,500	-	-	26,090
Total other assets	-	881,328	530,937	13,240	(856,738)	568,767
	$(173,088)	$751,715	$844,928	$39,512	$(540,830)	$922,237

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$399	$50,280	$4,294	$-	$54,973
Accrued expenses	-	22,922	49,884	2,311	-	75,117
Total current liabilities	-	23,321	100,164	6,605	-	130,090
Deferred income taxes	-	-	10,583	-	-	10,583
Intercompany note payable	-	-	856,738	-	(856,738)	-
Other long-term liabilities	-	7,319	51,369	1,801	-	60,489
Long-term debt	-	894,163	-	-	-	894,163
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	321,767	321,767	384,418	5,591	(711,776)	321,767
Retained earnings (accumulated deficit)	(496,078)	(496,078)	(558,344)	19,769	1,034,653	(496,078)
Accumulated other
comprehensive income	1,223	1,223	-	5,746	(6,969)	1,223
Total stockholder's equity (deficit)	(173,088)	(173,088)	(173,926)	31,106	315,908	(173,088)
	$(173,088)	$751,715	$844,928	$39,512	$(540,830)	$922,237

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(84,507)	$(84,507)	$(61,040)	$1,861	$143,686	$(84,507)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization
expense	-	169	52,951	900	-	54,020
Non-cash interest expense, net	-	10,518	-	-	-	10,518
Gain on foreign currency transactions	-	-	-	(492)	-	(492)
Loss on modification or
extinguishment of debt	-	27,863	-	-	-	27,863
Deferred income taxes	-	-	7,872	(1,579)	-	6,293
Reduction in tax uncertainty,
net of valuation allowance	-	-	(6,617)	-	-	(6,617)
Equity in subsidiaries' net loss	84,507	59,179	-	-	(143,686)	-
Other	-	-	(51)	(3)	-	(54)
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(13,107)	(159)	-	(13,266)
Inventories	-	-	(5,253)	(1,160)	-	(6,413)
Prepaid expenses and other
current assets	-	(176)	(1,622)	(150)	-	(1,948)
Accounts payable	-	321	(6,593)	1,500	-	(4,772)
Accrued expenses	-	11,300	3,256	758	-	15,314
Cash payments on restructuring liabilities	-	-	(407)	-	-	(407)
Other	-	430	100	479	-	1,009
Net cash provided by (used in)
operating activities	-	25,097	(30,511)	1,955	-	(3,459)
Cash flows from investing
activities:
Capital expenditures	-	(63)	(10,490)	(937)	-	(11,490)
Proceeds from sale of assets	-	-	102	-	-	102
Net cash used in
investing activities	-	(63)	(10,388)	(937)	-	(11,388)
Cash flows from financing
activities:
Proceeds from long-term debt	-	423,684	-	-	-	423,684
Payments on long-term debt	-	(348,684)	-	-	-	(348,684)
Net revolver borrowings	-	55,000	-	-	-	55,000
Payments on previous revolver credit facility	-	(30,000)	-	-	-	(30,000)
Proceeds from intercompany						-
investment	-	(37,826)	38,608	(782)	-	-
Payment of early tender premium	-	(49,769)	-	-	-	(49,769)
Equity repurchases	-	(14,049)	-	-	-	(14,049)
Debt issuance costs paid	-	(26,984)	-	-	-	(26,984)
Net cash provided by (used in)
financing activities	-	(28,628)	38,608	(782)	-	9,198
Impact of exchange rate movement
on cash	-	-	-	(149)	-	(149)
Net increase (decrease) in cash
and cash equivalents	-	(3,594)	(2,291)	87	-	(5,798)
Cash and cash equivalents at the
beginning of the period	-	12,172	(1,117)	6,443	-	17,498
Cash and cash equivalents at the end
of the period	$-	$8,578	$(3,408)	$6,530	$-	$11,700

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2010

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$27,667	$27,667	$(58,978)	$6,330	$24,981	$27,667
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	168	59,761	789	-	60,718
Non-cash interest expense, net	-	9,800	-	-	-	9,800
Gain on foreign currency transactions	-	-	-	(510)	-	(510)
Gain on extinguishment of debt	-	(98,187)	-	-	-	(98,187)
Write-off of previously capitalized
offering costs	-	1,571	-	-	-	1,571
Deferred income taxes	-	-	981	622	-	1,603
Equity in subsidiaries' net income (loss)	(27,667)	52,648	-	-	(24,981)	-
Other	-	-	8	(12)	-	(4)
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(3,730)	707	-	(3,023)
Inventories	-	-	(1,384)	1,264	-	(120)
Prepaid expenses and other
current assets	-	(1,488)	6,634	2,478	-	7,624
Accounts payable	-	(199)	1,090	1,026	-	1,917
Accrued expenses	-	(4,384)	4,211	625	-	452
Cash payments on restructuring liabilities	-	-	(2,630)	-	-	(2,630)
Other	-	163	(718)	425	-	(130)
Net cash provided by (used in)
operating activities	-	(12,241)	5,245	13,744	-	6,748
Cash flows from investing
activities:
Capital expenditures	-	-	(10,275)	(830)	-	(11,105)
Proceeds from sale of assets	-	-	2,032	-	-	2,032
Net cash used in
investing activities	-	-	(8,243)	(830)	-	(9,073)
Cash flows from financing
activities:
Proceeds from long-term debt	-	145,709	-	-	-	145,709
Payments on long-term debt	-	(141,191)	-	-	-	(141,191)
Net revolver borrowings	-	5,000	-	-	-	5,000
Proceeds from intercompany						-
investment	-	14,665	(711)	(13,954)	-	-
Equity contributions	-	2,428	-	-	-	2,428
Equity repurchases		(2,978)	-	-	-	(2,978)
Debt issuance costs paid	-	(5,029)	-	-	-	(5,029)
Tax payments on behalf of parent	-	(1,532)	-	-	-	(1,532)
Net cash provided by (used in)
financing activities	-	17,072	(711)	(13,954)	-	2,407
Impact of exchange rate movement
on cash	-	-	-	353	-	353
Net increase (decrease) in cash
and cash equivalents	-	4,831	(3,709)	(687)	-	435
Cash and cash equivalents at the
beginning of the period	-	7,341	2,592	7,130	-	17,063
Cash and cash equivalents at the end
of the period	$-	$12,172	$(1,117)	$6,443	$-	$17,498

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2009

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(76,752)	$(76,752)	$(69,812)	$4,601	$141,963	$(76,752)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	-	169	55,398	704	-	56,271
Non-cash interest expense, net	-	8,911	-	-	-	8,911
Gain on foreign currency transactions	-	-	-	(475)	-	(475)
Deferred income taxes	-	-	(16,676)	626	-	(16,050)
Equity in subsidiaries' net income (loss)	76,752	65,211	-	-	(141,963)	-
Other	-	-	22	(17)	-	5
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(3,120)	298	-	(2,822)
Inventories	-	-	26,430	(30)	-	26,400
Prepaid expenses and other
current assets	-	3,441	(1,099)	(2,629)	-	(287)
Accounts payable	-	3,284	(10,482)	(622)	-	(7,820)
Accrued expenses	-	(3,437)	4,854	182	-	1,599
Cash payments on restructuring liabilities	-	-	(6,034)	-	-	(6,034)
Other	-	31	328	(187)	-	172
Net cash provided by (used in)
operating activities	-	858	(20,191)	2,451	-	(16,882)
Cash flows from investing
activities:
Capital expenditures	-	(23)	(7,572)	(212)	-	(7,807)
Proceeds from sale of assets	-	-	58	23	-	81
Other	-	-	(109)	-	-	(109)
Net cash used in
investing activities	-	(23)	(7,623)	(189)	-	(7,835)
Cash flows from financing
activities:
Proceeds from long-term debt	-	20,000	-	-	-	20,000
Net revolver borrowings	-	(35,000)	-	-	-	(35,000)
Proceeds from intercompany						-
investment	-	(22,147)	25,916	(3,769)	-	-
Debt issuance costs paid	-	(2,528)	-	-	-	(2,528)
Net cash provided by (used in)
financing activities	-	(39,675)	25,916	(3,769)	-	(17,528)
Impact of exchange rate movement
on cash	-	-	-	1,019	-	1,019
Net increase (decrease) in cash
and cash equivalents	-	(38,840)	(1,898)	(488)	-	(41,226)
Cash and cash equivalents at the
beginning of the period	-	46,181	4,490	7,618	-	58,289
Cash and cash equivalents at the end
of the period	$-	$7,341	$2,592	$7,130	$-	$17,063

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2011 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company (Ply Gem Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors of Ply Gem Prime Holdings, Inc., Ply Gem Holdings, and Ply Gem Industries are identical.

Name	Age	Position(s)
Frederick J. Iseman	59	Chairman of the Board and Director
Gary E. Robinette	63	President, Chief Executive Officer and Director
Shawn K. Poe	50	Vice President and Chief Financial Officer
John Wayne	50	President, Siding Group
Lynn Morstad	48	President, U.S. Windows Group
Timothy D. Johnson	36	General Counsel
David N. Schmoll	52	Senior Vice President, Human Resources
Robert A. Ferris	69	Director
Steven M. Lefkowitz	47	Director
John D. Roach	68	Director
Michael Haley	61	Director
Timothy T. Hall	42	Director
Jeffrey T. Barber	59	Director

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

Timothy T. Hall – Director
In December 2006, the Board of Directors approved the addition of Mr. Hall as a member of the Board. Mr. Hall is a Managing Director at CI Capital Partners and has been employed by CI Capital Partners since 2001.  Prior to joining CI Capital Partners, Mr. Hall was a Vice President at FrontLine Capital and an Assistant Vice President at GE Equity. Mr. Hall has an MBA from Columbia Business School and a BS degree from Lehigh University.
Mr. Hall’s experience with private equity markets provides the Board integral knowledge with respect to acquisitions, debt financings and equity financings.

Jeffrey T. Barber - Director
In January 2010, the Board of Directors approved the addition of Mr. Barber as a member of the Board. Mr. Barber is a certified public accountant who worked for PricewaterhouseCoopers LLP from 1977 to 2008 and served as managing partner of PricewaterhouseCoopers’ Raleigh, North Carolina office for 14 years.  Mr. Barber is currently a Managing Director with Fennebresque & Co., a Charlotte, North Carolina based investment banking firm.  In addition, Mr. Barber currently serves on the Board of Trustees of Blue Cross and Blue Shield of North Carolina and the Board of Directors of SciQuest, Inc., a procurement software company, where he serves as chair of the audit committee.  Mr. Barber has a BS degree in accounting from the University of Kentucky.
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

Board of Directors Meetings
The Company’s Board of Directors met five times during 2011.

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

Item 11.     EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with the Board of Directors and, based on such review and discussions, the Compensation Committee has recommended to management and the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.  Members of the Compensation Committee are Messrs. Steven M. Lefkowitz (chairman), John D. Roach, Timothy T. Hall, and Robert A. Ferris.

Overview

This compensation discussion describes the material elements of compensation of the Company’s executive officers who served as named executive officers during our fiscal year ended December 31, 2011.  The individuals who served as the principal executive officer and principal financial officer during 2011, as well as the other individuals included in the Summary Compensation Table below, are referred to as the “named executive officers.”  This compensation discussion focuses primarily on compensation awarded to, earned by, or paid to the named executive officers in 2011, as reflected in the following tables and related footnotes and narratives, but also describes compensation actions taken before or after 2011 to the extent that it enhances an understanding of the executive compensation disclosure.

The principal elements of our executive compensation program are base salary, annual cash incentives, other personal benefits and perquisites, post-termination severance, equity-based interests, and a long-term incentive plan.  The Company’s other personal benefits and perquisites consist of life insurance benefits and car allowances.  The named executive officers are also eligible to participate in our 401(k) plan and our company-wide employee benefit health and welfare programs.

Compensation Program Objectives and Philosophy

General Philosophy

Our compensation philosophy is designed to provide a total compensation package to our executive officers that is competitive within the building materials industry and enables us to attract, retain, and motivate the appropriate talent for long-term success. In determining whether the components of our compensation packages, including salary and target bonus percentages, are competitive within the industry, we conduct informal, internal reviews of other building material companies that file public reports with the SEC to obtain a general understanding of such companies’ compensation practices.  During the year ended December 31, 2010, the Compensation Committee retained a compensation consultant to evaluate the total compensation packages for our executive officers.  As a result of this compensation consultant’s analysis, the Chief Executive Officer’s and the Chief Financial Officer’s base salaries were adjusted to market rates effective January 2011.  We did not utilize the services of a compensation consultant for the years ended December 31, 2011 or 2009.  We may continue to utilize a compensation consultant in future periods as necessary.  The compensation consultant that was retained in 2010 did not perform any other services for the Company.

We believe that total compensation should be reflective of individual performance, which we evaluate based on the executive’s achievement of individual performance targets, such as increasing operational efficiencies and successfully meeting budget, product development and customer focused initiatives, but should also vary with our performance in achieving financial and non-financial objectives, thus rewarding the attainment of these objectives. We align compensation levels commensurate with responsibilities and experience of the respective executive officers. We balance these compensation levels with our risk management policies to mitigate any conflicts of interest. We also weight executive officers’ base salaries, incentive amounts, and equity awards in a manner intended to minimize risk-taking incentives that could have a detrimental effect on us.

The components of total compensation for our executive officers are as follows:

•	Base salary

In general. We provide the opportunity for our named executive officers and other executives to earn a competitive annual base salary. We provide this opportunity to attract and retain an appropriate caliber of talent for these positions and to provide a base wage that is not subject to our performance risk, as are other elements of our compensation, such as the annual cash incentive awards, equity interests, and long-term incentive awards described below. Base salaries of our named executive officers are only one component of our named executive officers’ compensation packages and will not substitute for our incentive awards.

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

2011 target award opportunities.  Our 2011 performance measure is based upon the Company meeting or exceeding the following targets:

(i) Adjusted EBITDA targets (80% of total bonus) – For purposes of measuring annual cash incentives, we define “adjusted EBITDA” as net income (loss) plus interest expense (net of interest income), provision (benefit) for income taxes, depreciation and amortization, non-cash loss (gain) on modification or extinguishment of debt, non-cash foreign currency gain/(loss), customer inventory buybacks, impairment charges and management fees paid under our advisory agreement with an affiliate of the CI Partnerships.  We established adjusted EBITDA targets for each of our respective segments and corporate office personnel with a minimum level of adjusted EBITDA required before any target award is achieved.  A portion of every dollar of incremental consolidated adjusted EBITDA above the minimum threshold level will go to fund the bonus pool.  The actual 2011 award achieved as a percentage of the target award for each segment and the corporate office were as follows:

Percentage
of Target

Siding, fencing, and stone	71.1%
Windows and doors	0%
Unallocated/Corporate	0%

 (ii) Net sales growth (10% of total bonus) – The net sales growth criteria is measured based upon net sales growth from 2010 to 2011.  The Company’s minimum year-over-year net sales growth required for this component was $158.3 million, which was not achieved in 2011 due to depressed market conditions that persisted within the housing industry.  As such, there will be no payout for this component of the annual cash incentive award.

 (iii) Innovation (10% of total bonus)– The innovation criteria was achieved if the Company effectively pursued new product opportunities or new operating processes or procedures.  The Company substantially achieved the innovation target for 2011.

Depending upon each named executive officer’s responsibilities, a target award opportunity was established as a percentage of the individual officer’s base salary at a range from 75% to 100% of base salary.  The target cash incentive opportunity percentage of base salary for each individual officer is established based upon the position within the Company and is comparable to like positions within our Company.  Prior to the beginning of 2011, Mr. Robinette reviewed our annual cash incentive plans, the performance measures and resulting awards with our Compensation Committee and our Board of Directors.  For the year ended December 31, 2011, annual target cash incentive opportunities for the named executive officers are 100% of base salary for Mr. Robinette and 75% of base salary for Messrs. Poe, Wayne, Morstad, and Schmoll.  Based on the incentives above, the Company accrued targeted bonus payments of $70,000, $26,250, $216,752, $28,725, and $27,258 for Mr. Robinette, Mr. Poe, Mr. Wayne, Mr. Morstad, and Mr. Schmoll, respectively.

•	Perquisites and other personal benefits

In general. We provide the opportunity for our named executive officers to receive certain perquisites and other personal benefits, including car allowances and Company-paid life insurance premiums. We provide these benefits to provide an additional useful benefit for our executives, and we believe that providing these benefits is essential to our ability to remain competitive in the general marketplace for attracting and retaining executive talent.  For the year ended December 31, 2011, we provided personal benefits and perquisites, including car allowances and Company-paid life insurance premiums, to all of our named executive officers, as described below in the “Summary Compensation Table.”

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

Ply Gem Prime Senior Preferred Stock. Ply Gem Prime Senior Preferred Stock that is purchased by the officers is fully vested at the time of purchase. This Ply Gem Prime Senior Preferred Stock may be repurchased by Ply Gem Prime at any time following the officer’s termination of employment and takes into account the liquidation value and the maximum dividend on the shares of Ply Gem Prime Senior Preferred Stock, consistent with the Certificate of Incorporation of Ply Gem Prime.

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

As such, in September 2006, we converted all phantom common and preferred stock units held by each named executive officer into a cash account payable on a fixed schedule in years 2007 and beyond. The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00. From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans. This portion of the account was paid to each officer in a single lump-sum cash payment on January 31, 2007. The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of Ply Gem Prime Senior Preferred Stock represented by such units. This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment. This portion of the account was paid on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control. During the years ended December 31, 2011, 2010 and 2009, Mr. Morstad received phantom stock payouts of $216,630, $262,583 and $289,653, respectively.

In connection with the conversion described above, the Board of Directors authorized Ply Gem Prime to allow the named executive officers to invest in Ply Gem Prime Common Stock on September 25, 2006, which stock was either Incentive Stock or not, in the same proportion that the officer’s phantom units had been deemed invested in such stock.

Stock options. We may grant the named executive officers options to purchase shares of Ply Gem Prime Common Stock pursuant to the Ply Gem Prime Holdings, Inc. 2004 Stock Option Plan. Options granted pursuant to the 2004 Option Plan are intended to qualify as incentive stock options under the Code.  In November 2011, we granted Mr. Robinette an option to purchase 150,000 shares of a new non-voting class of our common stock at an exercise price of $100.  These stock options were not intended to qualify as incentive stock options.  Our Compensation Committee determined that the November 2011 option grant was necessary for retention purposes and to keep Mr. Robinette aligned with shareholders to an extent commensurate with the amount of shares repurchased by Ply Gem Prime in 2011. (See Item 13 for additional discussion).  The stock options granted to the chief executive officer vest 25% on each of the following dates: July 2012, July 2013, July 2014, and July 2015.

•	Long-term incentive plan
During the year ended December 31, 2011, the Company finalized a long-term incentive plan (“LTIP”) for certain employees including named executive officers- Messrs. Robinette, Poe, Wayne, Morstad, and Schmoll.  The long-term incentive plan was implemented to retain and incentivize the named executive officers to remain with the Company through the downturn in the housing market.  The target bonus percentages were established at the following levels based on industry benchmarks for similar compensation programs for named executive officers:

Long-term incentive plan
Target bonus percentage
of base salary

Mr. Robinette	300%
Mr. Poe	150%
Mr. Wayne	150%
Mr. Morstad	150%
Mr. Schmoll	150%

The long-term incentive plan has two separate components:

Performance bonus (50% of long-term incentive bonus) – The performance bonus component vests over a two year period with the first potential payment in January 2013.  The performance bonus can be paid either in cash or stock.  The participants in the plan are required to be an employee at the time of the payment in order to receive the award.  For 2011 and 2012, the performance criterion is 90% of budgeted EBITDA for these two combined years.

Restricted stock (50% of long-term incentive bonus) – The restricted stock component vests over a three year period with the first vesting date in January 2014 since the plan was incepted in 2011.  In 2014, an appropriate number of shares of restricted stock or common stock will be provided to eligible participants, including named executive officers, equating to the 50% restricted stock component based on the fair value of the stock.

Employment agreements

President and Chief Executive Officer

CEO employment agreement

In October 2006, Mr. Robinette joined the Company and was appointed as our President and Chief Executive Officer. In connection with such appointment, Mr. Robinette entered into an employment agreement with us, pursuant to which we have agreed to pay him an annual base salary of not less than $530,000 and an annual cash incentive target of 100% of base salary.  In addition, Mr. Robinette was provided the opportunity by our Compensation Committee and Board of Directors to purchase 125,660 shares of Ply Gem Prime Common Stock, at a price of $10.00 per share, 110,000 shares of which were shares of Incentive Stock.  The previous employment agreement expired during 2011 and a new employment agreement was finalized between the Company and the President and Chief Executive Officer during November 2011, which extended the term of his agreement by three years.

CEO retention agreement

In November 2008, the Company finalized a retention agreement with Mr. Robinette for his continued service through September 1, 2011 at which point Mr. Robinette would be entitled to receive a one-time, lump-sum cash bonus of $2,000,000. The bonus amount represents an amount that the Board of Directors determined to be a reasonable and necessary amount to retain Mr. Robinette’s services and remain competitive in the marketplace for executive talent. We provided this retention opportunity to Mr. Robinette because we believe that Mr. Robinette’s experience and talent are necessary to guide us through the depressed residential housing markets which then existed.  On May 27, 2010, Mr. Robinette’s retention agreement described above was amended so that he would receive a bonus of $3,000,000, rather than $2,000,000, payable upon the earlier of (i) the effective date of an initial public offering of the Company generating gross proceeds in excess of $100 million and (ii) September 1, 2011. This increase was made in light of his increased duties and our increased need for the retention of his services.  During the year ended December 31, 2011, the Company made this $3,000,000 retention payment to Mr. Robinette.

During November 2011, the Company finalized a new retention agreement with Mr. Robinette for his continued services through December 31, 2014 at which point Mr. Robinette would be entitled to receive a one-time, lump-sum cash bonus of $2,000,000.  The bonus amount represents an amount that the Board of Directors determined to be a reasonable and necessary amount to retain Mr. Robinette’s services and remain competitive in the marketplace for executive talent.  We provided this retention opportunity to Mr. Robinette because we believe that Mr. Robinette’s experience and talent are necessary to guide us through the depressed residential housing and repair and remodeling markets.

Post-termination severance

We provide the opportunity for certain of our named executive officers to be protected under the severance provisions contained within their retention agreements and, for Mr. Robinette, his employment agreement, by providing salary continuation if employment is terminated under certain circumstances (two years for Mr. Robinette and one year for our other named executive officers). If the payment of severance to Mr. Robinette causes him to become subject to the golden parachute excise tax rules under Section 280G and 4999 of the Internal Revenue Code, then we will pay him a gross-up amount so that after all taxes are paid on the gross-up, he will have enough funds remaining to pay the excise tax imposed on the severance payments. We provide this opportunity to attract and retain an appropriate caliber of talent for the position. These retention agreements and Mr. Robinette’s employment and retention agreements were approved by our Compensation Committee and Board of Directors, and the terms of these agreements can be found in individual agreements that have been filed as exhibits with the Securities and Exchange Commission (SEC). We believe the terms of our retention agreements and of Mr. Robinette’s employment agreement and amended retention agreement are consistent with the provisions and benefit levels of other companies based upon reviewing disclosures made by those companies with the SEC in order to obtain a general understanding of current compensation practices. We believe the arrangements and benefits opportunity contained within our retention agreements and Mr. Robinette’s employment agreement are reasonable and allow us to remain competitive in the general marketplace for executive talent. These arrangements are described in detail in “—Termination or change in control arrangements for 2011” below. The employment agreement between Mr. Robinette and the Company establishes the terms of his employment including salary and benefits, annual cash incentive award target and severance provisions in the event of termination of Mr. Robinette’s employment.

Chief Financial Officer retention payment

In November of 2008, the Company finalized a retention agreement with Mr. Poe for his continued service through September 1, 2011 at which point Mr. Poe would be entitled to receive a one-time, lump-sum cash payment of $650,000, which the Board of Directors determined to be a reasonable and necessary amount to retain Mr. Poe’s services and remain competitive in the marketplace for executive talent. We provided this retention opportunity to Mr. Poe because we believe that Mr. Poe’s experience and talent are necessary to guide us through the residential housing and repair and remodeling markets downturn which currently exists. During the year ended December 31, 2011, the Company made this $650,000 retention payment to Mr. Poe.

During November 2011, the Company finalized a new retention agreement with Mr. Poe for his continued services through December 31, 2014, at which point Mr. Poe would be entitled to receive a one-time, lump-sum cash bonus of $700,000.  The bonus amount represents an amount that the Board of Directors determined to be a reasonable and necessary amount to retain Mr. Poe’s services and remain competitive in the marketplace for executive talent.  We provided this retention opportunity to Mr. Poe because his prior retention arrangement was paid out and we believe that Mr. Poe’s experience and talent remain necessary to guide us through the residential housing and repair and remodeling markets, which continue to be depressed.

The following table shows information concerning the annual compensation during 2011 for services provided to us by our President and Chief Executive Officer, our Vice President and Chief Financial Officer and our three other most highly compensated executive officers.

Summary Compensation Table

						Non-equity	Change in
				Stock	Option	Incentive Plan	Pension	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Value	Compensation	Total
Principal Position	Year	($)	($) (1)	(2)	($) (3)	($) (4)	(5)	($) (6)	($)

Gary E. Robinette	2011	$700,000	$3,000,000	$1,050,000	$5,261,100	$70,000	$-	$35,527	$10,116,627
President &	2010	580,000	-	-	298,272	-	-	27,066	905,338
Chief Executive Officer	2009	580,000	-	-	-	-	-	13,894	593,894

Shawn K. Poe	2011	350,000	650,000	262,500	-	26,250	-	33,354	1,322,104
Vice President &	2010	300,000	-	-	248,560	-	-	26,864	575,424
Chief Financial Officer	2009	300,000	-	-	-	-	-	304,836	604,836

John Wayne	2011	394,165	-	291,375	-	216,752	-	31,642	933,934
President, Siding Group	2010	388,500	-	-	-	19,425	-	25,687	433,612
	2009	388,500	-	-	-	-	-	20,279	408,779

Lynn Morstad	2011	375,417	-	277,500	-	28,725	15,017	32,276	728,935
President,	2010	370,000	-	-	-	-	9,879	25,649	405,528
Windows & Doors	2009	370,000	-	-	-	-	5,582	21,112	396,694

David N. Schmoll	2011	262,604	-	194,063	-	27,258	-	33,341	517,266
Sr. Vice President,	2010	-	-	-	-	-	-	-	-
Human Resources	2009	-	-	-	-	-	-	-	-

(1)	The amounts in this column represent retention cash payments during 2011. These retention bonuses are described in the “Employment agreements” section above.
(2)
The amounts in this column represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the restricted stock portion of the long-term incentive plan 2011 grants.  This long-term incentive plan is described in the “General Philosophy” section of the Compensation Discussion and Analysis above.

(3)
For the years ended December 31, 2011, 2010, and 2009, the amounts in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718 made during each respective year.  Refer to Note 11 to the consolidated financial statements for a discussion of the assumptions made in the valuation.

(4)
The amounts in this column represent performance-based cash bonuses earned for services rendered during 2011, 2010 and 2009.  These incentive bonuses are described in the “Compensation Discussion and Analysis - Annual Cash Incentive Awards” section above.

(5)
None of the named executive officers, other than Lynn Morstad, are covered by either of the Company’s pension plans. For Mr. Morstad, the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan and SERP plan for 2011 increased by $10,544 and $4,473, respectively.   For Mr. Morstad, the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan and SERP plan for 2010 increased by $6,930 and $2,949, respectively, and the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan and SERP plan for 2009 increased by $3,927 and $1,655, respectively.  The named executive officers did not receive any above-market or preferential earnings on compensation deferred on a basis that is not tax-qualified.

(6)	The amounts in this column with respect to 2011 consist of the following items for each named executive officer shown below:
•	Gary E. Robinette: $18,480 car allowance, $9,697 insurance premiums, and $7,350 company 401(k) contributions..
•	Shawn K. Poe: $14,400 car allowance, $11,604 insurance premiums, and $7,350 company 401(k) contributions.
•	John Wayne: $14,400 car allowance, $11,813 insurance premiums, and $5,429 company 401(k) contributions.
•	Lynn Morstad: $14,400 car allowance, $11,751 insurance premiums, and $6,125 company 401(k) contributions.
•	David N. Schmoll: $14,400 car allowance, $11,591 insurance premiums, and $7,350 company 401(k) contributions.

Grants of Plan-Based Awards for 2011

								Grant Date
			Estimated Future			Option Awards:		Fair Value
			Payouts Under			Number of	Exercise	of Stock
			Non-equity		All Other	Securities	Price of	and
			Incentive Plan		Stock	Underlying	Option	Option
		Grant	Awards (1)		Awards	Options	Awards	Awards
Name	Award	Date	Target	Maximum	(2)	(#) (3)	($/Sh)	(3)

Gary E. Robinette	Stock options	Nov 11, 2011	$ -	$ -	$ -	150,000	$ 100	$ 5,261,100
	Long-term
	incentive plan	Jan 1, 2011	1,050,000	-	1,050,000	-	-	-
	Annual
	incentive plan	N/A	700,000	1,050,000	-	-	-	-

Shawn K. Poe	Long-term
	incentive plan	Jan 1, 2011	262,500	-	262,500	-	-	-
	Annual
	incentive plan	N/A	262,500	393,750	-	-	-	-

John Wayne	Long-term
	incentive plan	Jan 1, 2011	291,375	-	291,375	-	-	-
	Annual
	incentive plan	N/A	301,574	452,361	-	-	-	-

Lynn Morstad	Long-term
	incentive plan	Jan 1, 2011	277,500	-	277,500	-	-	-
	Annual
	incentive plan	N/A	287,250	430,875	-	-	-	-

David N. Schmoll	Long-term
	incentive plan	Jan 1, 2011	194,063	-	194,063	-	-	-
	Annual
	incentive plan	N/A	201,000	301,500	-	-	-	-

(1)
These amounts represent the target payout amounts for the performance portion of the long-term incentive plan awards and the target and maximum payouts for the incentive plan granted to each named executive officer in 2011.

(2)
These amounts represent the restricted stock portion of the long-term incentive plan grant for each named executive officer when the stock vests after three years.  The dollar amount of the payout is fixed at grant and will be paid in three years in a variable amount of restricted stock or Common Stock for this service component of the long-term incentive plan.

(3)
These amounts represent stock options granted to each of the named executive officers during 2011, computed in accordance with FASB ASC Topic 718.  Refer to Note 11 to the consolidated financial statements for a discussion of the assumptions made in the valuation.

Outstanding Equity Awards at Fiscal Year-End for 2011

	Number of	Number of
	Securities	Securities			Number of	Market Value
	Underlying	Underlying			Shares	of Shares
	Unexcercised	Unexcercised			or Units of	or Units of
	Options	Options	Option	Option	Stock that	Stock That
	(#)	(#)	Exercise	Expiration	Have Not	Have Not
Name	Excercisable	Unexcercisable	Price	Date	Vested	Vested
	(1)	(1)	($)		(#) (2)	($) (3)

Gary E. Robinette	2,951	1,967	$80	October 2, 2018	10,500	$1,050,000
	2,400	9,600	$80	April 28, 2020	-	-
	-	150,000	$100	November 11, 2021	-	-

Shawn K. Poe	902	601	$80	October 2, 2018	2,625	262,500
	2,000	8,000	$80	April 28, 2020	-	-

John Wayne	1,930	1,286	$80	October 2, 2018	2,914	291,375
	9,000	6,000	$80	December 5, 2018	-	-

Lynn Morstad	2,318	1,545	$80	October 2, 2018	2,775	277,500
	7,200	4,800	$80	December 5, 2018	-	-

David N. Schmoll	23,200	5,800	$80	July 9, 2017	1,941	194,063
	88	59	$80	October 2, 2018	-	-

(1)
Each option becomes vested and exercisable with respect to 20% of the shares covered by the option on each of the first five anniversaries of the grant date, excluding Mr. Robinette’s November 2011 grant which vests 25% on each of the following dates: July 2012, July 2013, July 2014, and July 2015.

(2)
The Stock Awards set forth in this table represent restricted stock awards described in the long-term incentive plan section above.  The actual number of shares eligible to vest in 2014 will be a number with an aggregate fair market value equal to the fixed dollar amount in the column to the immediate right, and the share numbers in this column were calculated by dividing that fixed number by $100, an estimate of the current fair market value of one share of our common stock.

(3)
The Market Value represents the fixed liability related to the long-term incentive plan to be settled in January 2014 with a variable amount of restricted stock or Common Stock based on the fair value of the stock at that time.

Stock Vested for 2011

Stock Awards
	Number of Shares	Value Realized on
Name	Acquired on Vesting	Vesting
	(#) (1)	($) (2)

Gary E. Robinette	-	$ -

Shawn K. Poe	-	$ -

John Wayne	-	$ -

Lynn Morstad	-	$ -

David N. Schmoll	750	$ 75,000

(1)
The Stock Awards in this table represent the number of shares of Common Stock that were either vested on the date of grant or that became Protected during 2011, as described in the “Compensation Discussion and Analysis – Common Stock” section above.

(2)
This amount represents the fair value of the shares of Common Stock that became Protected during 2011.  These shares remain subject to certain transfer restrictions provided in a stockholders’ agreement with Ply Gem Prime.  During the year ended December 31, 2011, there were no stock options exercised by any employees.

Pension Benefits for 2011

		Number of Years	Present Value of	Payments During Last
Name	Plan Name	Credited Service	Accumulated Benefit	Fiscal Year
		(#)	($)	($)
(a)	(b)	(c)	(d) (1)	(e)

Gary E. Robinette	NA

Shawn K. Poe	NA

John Wayne	NA

Lynn Morstad	MW Retirement Plan	4 (2)	$ 45,851
	MW SERP Plan	4 (2)	$ 19,449

David N. Schmoll	NA

(1)
The material assumptions used to derive the present value of the accumulated pension benefit shown in this table are set forth in footnote number 5 “Defined Benefit Plans” to our consolidated financial statements.

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

The benefit payment options under the MW Plans are as follows:

•	Life annuity;
•	Period certain annuities;
•	Joint and survivor annuity (if married); and
•      In some cases under the MW Retirement Plan only, a full or partial lump sum payment.

Nonqualified Deferred Compensation for 2011

	Aggregate	Aggregate
	Earnings	Balance
	in Last FY	at Last FYE
Name	($)	($) (1)

Gary E. Robinette	-	-

Shawn K. Poe	-	138,452

John Wayne	-	395,632

Lynn Morstad	-	-

David N. Schmoll	-	-

(1)
The aggregate balance at December 31, 2011 represents the balance of the cash-denominated deferred compensation accounts established in connection with the conversion of the phantom stock plan awards on September 25, 2006, as described in “—Compensation Discussion and Analysis—Compensation program objectives and philosophy—General philosophy—Equity awards—Phantom common and preferred stock units” above.

Termination or Change in Control Arrangements for 2011

Each of the named executive officers is entitled to certain payments and benefits in the event his employment is terminated by the Company without “cause” or he resigns following a “material adverse change”.  The following chart quantifies these payments and benefits:

	Years	Severance	Benefits	Bonus	Total
Name		($) (1)	($)	($) (2)	($)

Employment Agreement:
Gary E. Robinette	2	$1,400,000	$4,548	$70,000	$1,474,548

Retention Agreements:
Shawn K. Poe	1	350,000	11,064	26,250	387,314

John Wayne	1	402,098	11,192	216,752	630,042

Lynn Morstad	1	383,000	11,166	28,725	422,891

David N. Schmoll	1	268,000	11,005	27,258	306,263

(1)
As described in the narrative below, the severance arrangement is payable over a two-year salary continuation period for Mr. Robinette and a one-year salary continuation period for the other named executive officers.

(2)	A portion of the performance measures for the year ended December 31, 2011 were achieved. As a result, the amounts in this column represent the earned annual management incentive plan bonuses.

Mr. Robinette’s employment agreement and the retention agreements for each of Messrs. Poe, Wayne, Morstad and Schmoll provide that the officer will receive payments and benefits if he is terminated without “cause” or resigns following a “material adverse change.” “Cause” means certain failures to perform duties after demand by the Board of Directors or obey the Board of Directors or a senior executive of the Company, a material act of dishonesty in connection with executive duties, or conviction of a felony, a fraudulent or dishonest misdemeanor or a civil judgment for fraud.

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

Mr. Robinette’s current employment agreement provides that he will receive an amount equal to two years of his base salary at the time of termination, plus medical insurance benefit coverage paid over the 24 months following termination. If Mr. Robinette dies or becomes disabled prior to December 31, 2014, he will be paid a pro rata portion of the $2,000,000 retention payment described above under “—Compensation Discussion and Analysis—Employment agreements—President and Chief Executive Officer.”

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

Mr. Poe may be eligible to receive severance in addition to that shown in the table above worth up to one additional year if at the end of the 12 month period following his termination he has not been able to obtain employment providing him with a salary of at least $350,000. If Mr. Poe dies or becomes disabled prior to December 31, 2014, he will be paid a pro rata portion of the $700,000 retention payment described above under “—Compensation Discussion and Analysis—Employment agreements—Chief Financial Officer retention payment.”

The named executive officers may be entitled to receive a cash payment for their individual shares of Incentive Stock, if Ply Gem Prime elects to exercise its call right under the existing stockholders agreement. If Ply Gem Prime had exercised its call right on December 31, 2011, the named executive officers would not have received any money for any of the shares of common stock because the value per share at December 31, 2011 per the formula and terms contained in the existing stockholders agreement is zero.

In addition, upon a change in control, all Ply Gem Prime Common Stock held by the named executive officers that is Unprotected will become Protected. Vesting of Ply Gem Prime Common Stock accelerates upon a change of control transaction or an initial public offering but only to the extent of the proportion of our business that is sold or offered to the public.

Director Compensation for 2011

Fees
	Earned		All
	or Paid	Option	Other
Name	in Cash	Awards	Compensation	Total
	($)	($)	($)	($)

Frederick Iseman	$-	$-	$-	$-

Robert A. Ferris	-	-	-	-

Steven M. Lefkowitz	-	-	-	-

John D. Roach	77,500	-	-	77,500

Michael Haley	75,000	-	-	75,000

Jeffrey T. Barber	80,000	-	-	80,000

Timothy T. Hall	-	-	-	-

The Director fees consist of annual amounts for participation on the Board of Directors as well as participation on the compensation Committee, the Audit Committee, and the Nominating and Governance Committee for certain directors.

During January 2012, the Company issued 600 restricted shares of common stock of Ply Gem Prime to each of three members of the Board of Directors (Mr. Roach, Mr. Haley, and Mr. Barber).  These shares will vest over the 2012 calendar period.

Compensation Committee lnterlocks and Insider Participation

During 2011, our Compensation Committee consisted of: Mssrs. Steven M. Lefkowitz (chairman), John D. Roach, Timothy T. Hall, and Robert A. Ferris.  None of these directors has ever served as an officer or employee of the Company.  During 2011, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.  None of our executive officers served as a member of the board of directors or compensation committee, or similar committee, of any other company whose executive officers(s) served as a member of our Board of Directors or our Compensation Committee.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER
                     MATTERS

Ply Gem Holdings is the sole holder of all 100 issued and outstanding shares of Ply Gem Industries’ common stock.  Ply Gem Prime Holdings, Inc. is the sole holder of all 100 issued and outstanding shares of common stock of Ply Gem Holdings.

The following table sets forth the number and percentage of the outstanding shares of common stock of Ply Gem Prime Holdings, Inc. beneficially owned as of March 16, 2012 by:

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

	Shares Beneficially
	Owned (1)
	Common
Name of Beneficial Owner	Shares (2)%

Caxton-Iseman (Ply Gem), L.P. (3)	828,040	19.4%
Caxton-Iseman (Ply Gem) II, L.P. (3)	2,990,767	70.0%
Frederick J. Iseman (3) (4)	3,818,807	89.4%
Robert A. Ferris (3)	-	*
Steven M. Lefkowitz (3) (5)	3,818,807	89.4%
Gary E. Robinette	-	*
Shawn K. Poe	40,608	1.0%
John Wayne	45,304	1.1%
Lynn Morstad	55,974	1.3%
David N. Schmoll	4,376	*
John D. Roach	3,577	*
Michael Haley	10,939	*
Timothy Hall (3)	-	*
All Directors and Executive Officers as a Group	3,978,959	93.2%
* Less than 1%.

(1)	Determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Ply Gem Prime Holdings also has a series of non-voting senior preferred stock.

(3)	Address is c/o CI Capital Partners LLC, 500 Park Avenue, New York, New York 10022.

(4)
By virtue of his indirect control of Caxton-Iseman (Ply Gem), L.P. and Caxton-Iseman (Ply Gem) II, L.P., Mr. Iseman is deemed to beneficially own (i) the 3,818,807 shares of common stock of Ply Gem Prime Holdings held by those entities and (ii) the 1,417,853 preferred securities of Ply Gem Prime Holdings held by those entities which is 97.8% of the outstanding preferred securities of Ply Gem Prime Holdings.

(5)
By virtue of being a director of the general partner of Caxton-Iseman (Ply Gem), L.P. and Caxton-Iseman (Ply Gem) II, L.P., Mr. Lefkowitz is deemed to beneficially own (i) the 3,818,807 shares of common stock of Ply Gem Prime Holdings held by those entities and (ii) the 1,417,853 preferred securities of Ply Gem Prime Holdings held by those entities which is 97.8% of the outstanding preferred securities of Ply Gem Prime Holdings.

The table in Item 5 setting forth the securities authorized for issuance under equity compensation plans is hereby incorporated by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRETOR INDEPENDENCE

               Upon completion of the Ply Gem Acquisition, Ply Gem Industries entered into an advisory agreement with CI Capital Partners LLC, (“CI Capital Partners”), which we refer to the “General Advisory Agreement”.

               Under the General Advisory Agreement, CI Capital Partners provides us with acquisition and financial advisory services as the Board of Directors shall reasonably request. In consideration of these services, Ply Gem Industries agreed to pay CI Capital Partners (1) an annual fee equal to 2% of our EBITDA, as defined in such agreement, (2) a transaction fee, payable upon the completion by us of any acquisition, of 2% of the sale price, (3) a transaction fee, payable upon the completion by us of any divestitures, of 1% of the sale price, and (4) a transaction fee, payable upon the completion of the sale of our company, of 1% of the sale price. EBITDA in the General Advisory Agreement is based on our net income (loss) plus extraordinary losses and/or any net capital losses realized, provision for income taxes, interest expense (including amortization or write-off of debt discount and debt issuance costs and commissions, and other items), depreciation and amortization, dividends paid or accrued on preferred stock, certain management fees paid to CI Capital Partners, charges related to certain phantom units, and a number of other items. The annual fee payable in any year may not exceed the amounts permitted under the senior credit facilities or the indenture governing the senior secured notes.  CI Capital Partners is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the senior credit facilities or the indenture governing the senior secured notes.

The initial term of the General Advisory Agreement is 10 years, and is automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or CI Capital Partners provide notice of termination.  In addition, the General Advisory Agreement may be terminated by CI Capital Partners at any time, upon the occurrence of specified change of control transactions or upon an initial public offering of our shares or shares of any of our parent companies.  If the General Advisory Agreement is terminated for any reason prior to the end of the initial term, Ply Gem Industries will pay to CI Capital Partners an amount equal to the present value of the annual advisory fees that would have been payable through the end of the initial term, based on our cost of funds to borrow amounts under our senior credit facilities.  Under the General Advisory Agreement, the Company paid management fees of approximately $2.3 million, $2.5 million, and $2.5 million for the years ended December 31, 2011, 2010, and 2009, respectively.

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

During 2010, the Company received equity contributions of approximately $2.5 million from certain members of management.  In addition, the Company repurchased equity of approximately $4.2 million from certain former members of management.  As of December 31, 2010, approximately $1.2 million was classified as a current liability in accrued expenses in the consolidated balance sheet.  During the year ended December 31, 2011, the approximate $1.2 million was paid in cash by the Company and reflected as an equity repurchase in 2011 on the Company's consolidated statement of cash flows.

During June 2010, the Company made a state tax payment of approximately $1.5 million for Ply Gem Prime.  Ply Gem Prime incurred a state tax liability as a result of the 9% Senior Subordinated Notes debt extinguishment and related contribution during the first quarter of 2010 in which Ply Gem Prime recognized a capital gain of approximately $13.3 million.  Ply Gem Prime is a holding company with no independent operating assets or liabilities other than its investment in the Company and therefore had no ability to make tax payments.  The Company recognized this payment as a return of capital in the Company’s consolidated balance sheet as of December 31, 2010.

               During the fourth quarter of 2011, Ply Gem Prime entered into a stock repurchase agreement with the Company’s Chief Executive Officer providing for the repurchase of 125,660 shares of common stock of Ply Gem Prime for $12.6 million. The repurchase was made by Ply Gem Prime with cash proceeds provided by the Company.  Also during 2011, the Company repurchased equity of approximately $0.3 million from a former member of management.

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

Before entering into any related party transaction, it is the Company’s policy to submit the proposed transaction to the Board for approval.  The Company is not subject to the New York Stock Exchange listing requirements.  As such, the Board has not made any affirmative determinations regarding material relationships of the directors with the Company, meaning that as of December 31, 2011, none of the Company’s current non-employee directors qualified as independent directors as defined in Section 303A of the NYSE’s Listed Company Manual.

Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

               The following table sets forth the aggregate fees billed to us by the independent registered public accounting firms, Ernst & Young LLP, for services rendered during fiscal years 2011 and 2010, respectively.

(Amounts in thousands)	2011	2010
Audit Fees (1)	$846	$1,342
Audit-Related Fees (2)	-	63
Tax Fees (3)	-	123
Total Fees	$846	$1,528

(1) Consists primarily of fees paid for audit, registration statements, initial equity offering, and assistance with debt offering memorandums.
(2) Consists primarily of fees paid for due diligence and accounting consultation.  No such fees were paid in fiscal year 2011.
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

PART IV

Item 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

       1.  Consolidated Financial Statements

                             The list of consolidated financial statements and related notes, together with the report of Ernst & Young LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K and are hereby incorporated by reference.

       2.  Schedule II Valuation and Qualifying Accounts - page 104

                             All other schedules have been omitted because they are not applicable, are insignificant or the required information is shown in the consolidated financial statements or notes thereto.

       3.  Exhibits files - See Exhibit Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date: March 16, 2012

By: /s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. Robinette	President, Chief Executive Officer and Director	March 16, 2012
Gary E. Robinette	(Principal Executive Officer)

/s/ Shawn K. Poe	Vice President, Chief Financial Officer, Treasurer	March 16, 2012
Shawn K. Poe	and Secretary (Principal Financial and Accounting Officer)

/s/ Frederick J. Iseman	Chairman of the Board and Director	March 16, 2012
Frederick J. Iseman

/s/ Robert A. Ferris	Director	March 16, 2012
Robert A. Ferris

/s/ Steven M. Lefkowitz	Director	March 16, 2012
Steven M. Lefkowitz

/s/ John D. Roach	Director	March 16, 2012
John D. Roach

/s/ Michael P. Haley	Director	March 16, 2012
Michael P. Haley

/s/ Jeffrey T. Barber	Director	March 16, 2012
Jeffrey T. Barber

/s/ Timothy T. Hall	Director	March 16, 2012
Timothy T. Hall

EXHIBIT INDEX

Exhibit Number	Description
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

4.2
Indenture, dated as of February 11, 2011, among Ply Gem Industries, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee and Noteholder Collateral Agent (incorporated by reference from Exhibit 4.20 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.3
Credit Agreement, dated January 26, 2011, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Ply Gem Canada, Inc., the other borrowers named therein, each lender from time to time party thereto, UBS AG, Stamford Branch, as U.S. Administrative Agent, U.S. Collateral Agent and a U.S. L/C Issuer, UBS Loan Finance LLC, as U.S. Swing Line Lender, Wells Fargo Bank, National Association, as a U.S. L/C Issuer, UBS AG Canada Branch, as Canadian Administrative Agent, as Canadian Collateral Agent, as Canadian Swing Line Lender, and as a Canadian L/C Issuer, Credit Suisse, as a U.S. L/C Issuer, Credit Suisse, Toronto Branch, as a Canadian L/C Issuer, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, and Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, Syndication Agent, Joint Lead Arranger and Joint Bookrunner (incorporated by reference from Exhibit 4.22 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.4
Amendment No. 1 to Credit Agreement, dated as of August 11, 2011, by and among Ply Gem Industries, Inc., Ply Gem Canada, Inc., Ply Gem Holdings, Inc., the other Guarantors party thereto, the Lenders party thereto, UBS AG, Stamford Branch, as U.S. Administrative Agent, and UBS AG Canada Branch, as Canadian Administrative Agent (incorporated by reference from Exhibit 4.1 to the Company’s Form 10-Q, dated November 14, 2011 (File No. 333-114041-07)).

4.5
Incremental Assumption Agreement, dated as of August 11, 2011, by and among Ply Gem Industries, Inc., UBS AG, Stamford Branch, and Credit Suisse AG, Cayman Islands Branch (incorporated by reference from Exhibit 4.2 to the Company’s Form 10-Q, dated November 14, 2011 (File No. 333-114041-07)).

4.6
Incremental Assumption Agreement, dated as of August 11, 2011, by and among Ply Gem Industries, Inc., UBS AG, Stamford Branch, and Goldman Sachs Bank USA (incorporated by reference from Exhibit 4.3 to the Company’s Form 10-Q, dated November 14, 2011 (File No. 333-114041-07)).

4.7
Incremental Assumption Agreement, dated as of August 11, 2011, by and among Ply Gem Industries, Inc., UBS AG, Stamford Branch, and Royal Bank of Canada (incorporated by reference from Exhibit 4.4 to the Company’s Form 10-Q, dated November 14, 2011 (File No. 333-114041-07)).

4.8
Amended and Restated Lien Subordination and Intercreditor Agreement, dated as of February 11, 2011, among UBS AG, Stamford Branch, as Collateral Agent, Wells Fargo Bank, National Association, as Trustee and Noteholder Collateral Agent, Ply Gem Industries, Inc., Ply Gem Holdings, Inc. and the subsidiaries of Ply Gem Industries, Inc. listed on Schedule I thereto (incorporated by reference from Exhibit 4.23 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.9
Collateral Agreement, dated February 11, 2011, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Noteholder Collateral Agent (incorporated by reference from Exhibit 4.24 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.10
Intellectual Property Collateral Agreement, dated February 11, 2011, by Ply Gem Industries, Inc., Ply Gem Holdings, Inc. and the subsidiaries of Ply Gem Industries, Inc. listed on the Annex thereto in favor of Wells Fargo Bank, National Association, as Noteholder Collateral Agent (incorporated by reference from Exhibit 4.25 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.11
U.S. Security Agreement, dated January 26, 2011, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., the domestic Guarantors party thereto, UBS AG, Stamford Branch, as Collateral Agent and Administrative Agent (incorporated by reference from Exhibit 4.26 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.12
U.S. Guaranty, dated January 26, 2011, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., the domestic Guarantors party thereto, UBS AG, Stamford Branch, as Collateral Agent (incorporated by reference from Exhibit 4.27 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.13
U.S. Intellectual Property Security Agreement, dated January 26, 2011, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., certain domestic Guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent (incorporated by reference from Exhibit 4.28 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.14
U.S. Intellectual Property Security Agreement, dated March 11, 2011, among Ply gem Industries, Inc., Ply Gem Holdings, Inc., certain domestic Guarantors party thereto and UBS AG, Stamford Branch, as collateral Agent (incorporated by reference from Exhibit 4.29 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.15
Canadian Security Agreement, dated January 26, 2011, by Ply Gem Canada, Inc. in favor of UBS AG Canada Branch, as Canadian Collateral Agent (incorporated by reference from Exhibit 4.30 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.16
Canadian Intellectual Property Security Agreement, dated January 26, 2011, by Ply Gem Canada, Inc. in favor of UBS AG Canada Branch, as Canadian Collateral Agent (incorporated by reference from Exhibit 4.31 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

10.1	*
Amended and Restated Ply Gem Prime Holdings, Inc. Phantom Stock Plan, dated as of February 24, 2006. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041-07)).

10.2	*
Amendment to Ply Gem Prime Holdings, Inc. Phantom Stock Plan, dated as of September 25, 2006. (incorporated by reference from Exhibit 10.3 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

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
Ply Gem Prime Holdings, Inc. 2004 Stock Option Plan, dated as of February 24, 2006. (incorporated by reference from Exhibit 10.4 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041-07)).

10.6	*
Form of Incentive Stock Option Agreement for Ply Gem Prime Holdings, Inc. 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041-07)).

10.7	*	Ply Gem Prime Holdings, Inc. Long Term Incentive Plan.

10.8	*	Form of Performance Unit Award Agreement for Ply Gem Prime Holdings, Inc. Long Term Incentive Plan.

10.9	*	Form of Restricted Unit Award Agreement for Ply Gem Prime Holdings, Inc. Long Term Incentive Plan.

10.10	*	Form of Restricted Stock Award Agreement for Ply Gem Prime Holdings, Inc. Long Term Incentive Plan.

10.11
General Advisory Agreement dated as of February 12, 2004, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.12
Second Amended and Restated Tax Sharing Agreement dated as of March 17, 2011, and effective as of January 11, 2010, between Ply Gem Prime Holdings, Inc., Ply Gem Holdings, Inc. and Ply Gem Industries, Inc. (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

10.13
Stock Purchase Agreement, dated as of November 22, 2002, between Alcoa Building Products, Inc., Ply Gem Industries, Inc. and Nortek, Inc. (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.14	*
Amended and Restated Retention Agreement with John C. Wayne, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.15	*	Letter to John C. Wayne, dated as of December 13, 2011, regarding Renewal of Amended and Restated Retention Agreement.

10.16	*
Amended and Restated Retention Agreement with Lynn Morstad, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.17	*	Letter to Lynn Morstad, dated as of December 13, 2011, regarding Renewal of Amended and Restated Retention Agreement.

10.18	*
Amended and Restated Retention Agreement with Keith Pigues, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.19	*
Letter to Keith Pigues, dated as of December 13, 2010, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

10.20	*	Amended and Restated Retention Agreement with David Schmoll, dated as of December 31, 2008.

10.21	*	Letter to David Schmoll, dated as of December 13, 2011, regarding Renewal of Amended and Restated Retention Agreement.

10.22	*	Employment Agreement with Gary E. Robinette, dated as of August 14, 2006. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.23	*	First Amendment to Employment Agreement with Gary E. Robinette, dated as of November 11, 2011.

10.24	*
Retention Bonus Award letter to Gary E. Robinette, dated as of November 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, dated November 10, 2008 (File No. 333-114041-07)).

10.25	*
Retention Bonus Award Amendment with Gary E. Robinette, dated as of May 27, 2010 (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167193)).

10.26	*	Retention Bonus Award letter to Gary E. Robinette, dated as of November 11, 2011.

10.27	*
Amended and Restated Retention Agreement with Shawn K. Poe, dated as of November 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, dated November 10, 2008 (File No. 333-114041-07)).

10.28	*	Letter to Shawn K. Poe, dated as of December 13, 2011, regarding Renewal of Amended and Restated Retention Agreement.

10.29	*	Retention Bonus Award letter to Shawn K. Poe, dated as of November 11, 2011.

10.30		Repurchase Agreement, dated as of November 11, 2011, between Gary E. Robinette and Ply Gem Prime Holdings, Inc.

21.1		List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Management Agreement

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
December 31, 2011

(Amounts in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Uncollectible accounts written off, net of recoveries	Balance at End of Year
Year ended December 31, 2011
Allowance for doubtful accounts and sales allowances............	$5,294	$1,501	$	(24)	$(2,888)	$3,883

Year ended December 31, 2010
Allowance for doubtful accounts and sales allowances…………	$5,467	$3,193		$(43)	$(3,323)	$5,294

Year ended December 31, 2009
Allowance for doubtful accounts and sales allowances…………	$6,405	$3,959		$(21)	$(4,876)	$5,467

See accompanying report of independent registered public accounting firm.