Form 10-Q
period 2012-03-31
PLY GEM HOLDINGS INC
filed 2012-05-15
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012
or
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

As of May 15, 2012, there were 100 shares of common stock, $0.01 par value, outstanding.

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

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED MARCH 31, 2012

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations -
	Three months ended March 31, 2012 and April 2, 2011	1

	Condensed Consolidated Balance Sheets -
	March 31, 2012 and December 31, 2011	2

	Condensed Consolidated Statements of Cash Flows -
	Three months ended March 31, 2012 and April 2, 2011	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	36

Item 4.	Controls and Procedures	37

PART II – OTHER INFORMATION

Item 5.	Other Information	37

Item 6.	Exhibits	37

Signatures		38

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
(Amounts in thousands)	March 31, 2012	April 2, 2011

Net sales	$239,176	$200,107
Cost of products sold	196,261	172,325
Gross profit	42,915	27,782
Operating expenses:
Selling, general and administrative expenses	34,993	35,364
Amortization of intangible assets	6,719	6,684
Total operating expenses	41,712	42,048
Operating earnings (loss)	1,203	(14,266)
Foreign currency gain	68	133
Interest expense	(25,056)	(26,460)
Interest income	15	36
Loss on modification or extinguishment of debt	-	(27,863)
Loss before provision for income taxes	(23,770)	(68,420)
Provision for income taxes	1,872	2,472
Net loss	$(25,642)	$(70,892)
Comprehensive loss	$(24,979)	$(69,961)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	March 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$20,197	$11,700
Accounts receivable, less allowances of $3,778 and $3,883, respectively	132,367	109,515
Inventories:
Raw materials	47,528	41,909
Work in process	22,610	24,286
Finished goods	44,552	38,610
Total inventory	114,690	104,805
Prepaid expenses and other current assets	14,774	13,272
Deferred income taxes	2,824	5,675
Total current assets	284,852	244,967
Property and Equipment, at cost:
Land	3,740	3,737
Buildings and improvements	36,643	36,588
Machinery and equipment	274,605	272,120
Total property and equipment	314,988	312,445
Less accumulated depreciation	(218,511)	(212,600)
Total property and equipment, net	96,477	99,845
Other Assets:
Intangible assets, net	114,429	121,148
Goodwill	391,679	391,467
Deferred income taxes	3,195	3,121
Other	32,398	32,364
Total other assets	541,701	548,100
	$923,030	$892,912
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$74,137	$50,090
Accrued expenses	71,442	90,881
Total current liabilities	145,579	140,971
Deferred income taxes	7,850	9,865
Other long-term liabilities	59,185	57,728
Long-term debt	1,012,323	961,670

Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	309,704	309,331
Accumulated deficit	(606,227)	(580,585)
Accumulated other comprehensive loss	(5,384)	(6,068)
Total stockholder's deficit	(301,907)	(277,322)
	$923,030	$892,912

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
(Amounts in thousands)	March 31, 2012	April 2, 2011

Cash flows from operating activities:
Net loss	$(25,642)	$(70,892)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	13,317	13,690
Non-cash interest expense, net	2,905	2,626
Gain on foreign currency transactions	(68)	(133)
Loss on modification or extinguishment of debt	-	27,863
Stock based compensation	376	73
Deferred income taxes	806	1,207
Increase in uncertain tax positions	862	-
Other	(1)	(7)
Changes in operating assets and liabilities:
Accounts receivable, net	(22,706)	(18,851)
Inventories	(9,734)	(24,422)
Prepaid expenses and other assets	(1,365)	(6,839)
Accounts payable	23,961	20,469
Accrued expenses	(19,322)	3,783
Cash payments on restructuring liabilities	-	(407)
Other	96	140
Net cash used in operating activities	(36,515)	(51,700)
Cash flows from investing activities:
Capital expenditures	(3,350)	(2,761)
Proceeds from sale of assets	121	9
Net cash used in investing activities	(3,229)	(2,752)
Cash flows from financing activities:
Proceeds from long-term debt	34,000	423,684
Payments on long-term debt	-	(348,684)
Revolver borrowings, net	15,000	90,000
Payments on previous revolver credit facility	-	(30,000)
Payment of early tender premium	-	(49,769)
Equity repurchases	-	(1,183)
Debt issuance costs paid	(866)	(23,218)
Net cash provided by financing activities	48,134	60,830
Impact of exchange rate movements on cash	107	124
Net increase in cash and cash equivalents	8,497	6,502
Cash and cash equivalents at the beginning of the period	11,700	17,498
Cash and cash equivalents at the end of the period	$20,197	$24,000

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2012.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2011 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2012 through March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations for the three months ended March 31, 2012 and April 2, 2011, the condensed consolidated statements of cash flows for the three months ended March 31, 2012 and April 2, 2011, and the condensed consolidated balance sheets for the Company as of March 31, 2012 and December 31, 2011.

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

Reclassifications

Certain amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year, with no effect on net loss, accumulated deficit, or net cash flow from operations.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less and which are readily convertible into cash.

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $3.8 million and $3.9 million at March 31, 2012 and December 31, 2011, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience.  If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed.  The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales may cause actual results to differ from estimates at the time such inventory is disposed or sold.   As of March 31, 2012, the Company had inventory purchase commitments of approximately $61.0 million.  Inventory reserves were approximately $6.5 million at March 31, 2012, increasing approximately $0.2 million compared to the December 31, 2011 inventory reserve balance of approximately $6.3 million.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) Siding, Fencing, and Stone (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), and (iii) Ply Gem Canada (formerly known as CWD Windows and Doors, Inc.) in the Windows and Doors segment.  For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three months ended March 31, 2012.

Goodwill

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three months ended March 31, 2012 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs, net of accumulated amortization, were approximately $26.6 million and $26.5 million at March 31, 2012 and December 31, 2011, respectively, and have been recorded in other long-term assets in the accompanying condensed consolidated balance sheets.  Amortization of debt issuance costs for the three months ended March 31, 2012 and April 2, 2011 was approximately $1.3 million and $1.4 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations.

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  Currently, U.S. federal income tax returns are prepared and filed by Ply Gem Prime on behalf of itself, Ply Gem Holdings, and Ply Gem Industries and its subsidiaries.  We have executed a tax sharing agreement with Ply Gem Holdings and Ply Gem Prime pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  Ply Gem Canada files separate Canadian income tax returns.

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

For the three months ended March 31, 2012 and April 2, 2011, the Company recorded a gain from foreign currency transactions of approximately $0.1 million for each period.  As of March 31, 2012 and December 31, 2011, accumulated other comprehensive loss included a currency translation adjustment of approximately $(0.7) million for each period.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

				Significant
(Amounts in thousands)				Other	Significant
		Fair	Quoted Prices	Observable	Unobservable
	Carrying	Value	in Active Markets	Inputs	Inputs
	Value *	Total	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2012
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$150,938	$150,938	$-	$-
Senior Secured Notes-8.25%	840,000	842,100	842,100	-	-
	$990,000	$993,038	$993,038	$-	$-

As of December 31, 2011
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$132,188	$132,188	$-	$-
Senior Secured Notes-8.25%	800,000	697,000	697,000	-	-
	$950,000	$829,188	$829,188	$-	$-

*Carrying values exclude unamortized discounts for long-term debt.

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.

New Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS for certain entities.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  The implementation of this guidance is not expected to have a material impact for the Company’s financial position, results of operations, or cash flows.

In January 2012, the FASB proposed guidance intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment. The proposal would allow companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar to the recently issued guidance on goodwill impairment.  The proposal would allow companies the option to first assess qualitatively whether it is necessary to perform the quantitative impairment test. A company would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. The implementation of this guidance is not expected to have a material impact for the Company’s financial position, results of operations, or cash flows.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  There was no goodwill impairment for the year ended December 31, 2011 and no impairment indicators which would trigger an interim impairment test during the three months ended March 31, 2012.

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

The reporting unit goodwill balances were as follows as of March 31, 2012 and December 31, 2011:

(Amounts in thousands)
	March 31, 2012	December 31, 2011
Siding, Fencing and Stone	$320,107	$320,107
Windows and Doors	71,572	71,360
	$391,679	$391,467

3.  INTANGIBLE ASSETS, NET

The following table presents the components of intangible assets as of March 31, 2012 and December 31, 2011:

	Average
	Amortization
	Period		Accumulated	Net Carrying
(Amounts in thousands)	(in Years)	Cost	Amortization	Value
As of March 31, 2012:
Patents	14	$12,770	$(7,600)	$5,170
Trademarks/Tradenames	11	85,644	(51,643)	34,001
Customer relationships	13	158,158	(83,900)	74,258
Other		2,503	(1,503)	1,000
Total intangible assets	13	$259,075	$(144,646)	$114,429

As of December 31, 2011:
Patents	14	$12,770	$(7,361)	$5,409
Trademarks/Tradenames	11	85,644	(48,296)	37,348
Customer relationships	13	158,158	(80,851)	77,307
Other		2,503	(1,419)	1,084
Total intangible assets	13	$259,075	$(137,927)	$121,148

Estimated amortization expense for the remainder of 2012 and for fiscal years 2013, 2014, 2015, and 2016 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2012 (remainder of year)	$20,156
2013	16,723
2014	15,344
2015	14,818
2016	14,231

4.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

(Amounts in thousands)	For the three months ended
	March 31, 2012	April 2, 2011
Net loss	$(25,642)	$(70,892)
Foreign currency translation adjustment	663	931
Comprehensive loss	$(24,979)	$(69,961)

5.  LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at March 31, 2012 and December 31, 2011 consists of the following:

(Amounts in thousands)	March 31, 2012	December 31, 2011

Senior secured asset based revolving credit facility	$70,000	$55,000
8.25% Senior secured notes due 2018, net of
unamortized early tender premium and
discount of $45,219 and $40,641	794,781	759,359
13.125% Senior subordinated notes due 2014, net of
unamortized discount of $2,458 and $2,689	147,542	147,311
	$1,012,323	$961,670

2012 Notes Offering

On February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (“Senior Tack-on Notes”).  The net proceeds of approximately $32.7 million, after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, will be utilized for general corporate purposes.  The additional $40.0 million of 8.25% Senior Secured Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes due 2018.

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes due 2018 at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes, and to pay related fees and expenses.  A portion of the early tender premiums and the original unamortized discount on the 11.75% Senior Secured Notes was recorded as a discount on the $800.0 million of 8.25% Senior Secured Notes given that the 2011 transaction was predominately accounted for as a loan modification.  The 8.25% Senior Secured Notes due 2018 originally issued in February 2011 and the Senior Tack-on Notes (collectively, the “8.25% Senior Secured Notes”) will mature on February 15, 2018 and bear interest at the rate of 8.25% per annum.  Interest will be paid semi-annually on February 15 and August 15 of each year.

Prior to February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium.  Prior to February 15, 2014, Ply Gem Industries may redeem up to 35% of the aggregate principal amount of the 8.25% Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 108.25% of the aggregate principal amount of the 8.25% Senior Secured Notes, plus accrued and unpaid interest, if any, provided that at least 55% of the aggregate principal amount of the 8.25% Senior Secured Notes remains outstanding after the redemption.  In addition, not more than once during any twelve-month period, Ply Gem Industries may redeem up to the greater of (i) $80.0 million of the 8.25% Senior Secured Notes and (ii) 10% of the principal amount of the 8.25% Senior Secured Notes issued pursuant to the indenture governing the 8.25% Senior Secured Notes (including additional notes) at a redemption price equal to 103% of the principal amount of the 8.25% Senior Secured Notes, plus accrued and unpaid interest, if any.  At any time on or after February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 8.25% Senior Secured Notes, plus, in each case, accrued and unpaid interest, if any, to the redemption date.

The 8.25% Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the 8.25% Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt in limited circumstances as defined in the indenture) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio test, Ply Gem Industries and its restricted subsidiaries may only incur additional debt in limited circumstances, including, but not limited to, debt under our credit facilities not to exceed the greater of (x) $250 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (y) the borrowing base; purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries and its restricted subsidiaries are limited in their ability to make certain payments, pay dividends or make other distributions to Ply Gem Holdings.  Permitted payments, dividends and distributions include, but are not limited to, those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

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

On August 4, 2011, Ply Gem Industries completed its exchange offer with respect to the 8.25% Senior Secured Notes issued on February 2011 by exchanging $800.0 million 8.25% Senior Secured Notes, which were registered under the Securities Act, for $800.0 million of the issued and outstanding 8.25% Senior Secured Notes.  Upon completion of the exchange offer, all $800.0 million of issued and outstanding 8.25% Senior Secured Notes were registered under the Securities Act.  However, the $40.0 million of Senior Tack-on Notes issued in February 2012 have not been registered under the Securities Act and there is no contractual requirement to register these instruments.

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

On February 11, 2011, the Company purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, the Company purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, the Company redeemed the remaining approximate $0.4 million at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As a result of these transactions, the Company paid cumulative early tender premiums of approximately $49.8 million during the three months ended April 2, 2011.  Following the redemption on March 13, 2011, there were no longer any 11.75% Senior Secured Notes outstanding.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.  The loss recorded as a result of this purchase is discussed in the section “Loss on debt modification or extinguishment” below.

Senior Secured Asset-Based Revolving Credit Facility due 2016

On January 26, 2011, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into a new ABL Facility.  Ply Gem Industries and Ply Gem Canada used the initial borrowing under the new ABL Facility to repay all of the outstanding indebtedness (including all accrued interest) under the Senior Secured Asset-Based Revolving Credit Facility due 2013.  The new ABL Facility initially provided for revolving credit financing of up to $175.0 million, subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In August 2011, the Company exercised the accordion feature under the new ABL Facility for $37.5 million, or 50% of the eligible accordion, increasing the new ABL Facility from $175.0 million to $212.5 million.  Under the terms of the new ABL Facility, the Company has the ability to further increase the revolving commitments up to another $37.5 million to $250.0 million.  Under the new ABL Facility, $197.5 million is available to Ply Gem Industries and $15.0 million is available to Ply Gem Canada.  All outstanding loans under the new ABL Facility are due and payable in full on January 26, 2016 (or April 15, 2014 if the 13.125% Senior Subordinated Notes are not repaid or refinanced by such date).

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of March 31, 2012, the Company’s interest rate on the new ABL Facility was approximately 3.0%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February and March).

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

The new ABL Facility contains certain covenants that limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, the Company is permitted to incur additional debt in limited circumstances, including senior secured notes in an aggregate principal amount not to exceed $875.0 million, permitted subordinated indebtedness in an aggregate principal amount not to exceed $75.0 million at any time outstanding (subject to the ability to incur additional permitted subordinated debt provided that immediately after giving effect to such incurrence excess availability is more than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the fixed charge coverage ratio), purchase money indebtedness in an aggregate amount not to exceed $15.0 million at any one time outstanding, debt of foreign subsidiaries (other than Canadian subsidiaries) in an aggregate amount not to exceed $2.5 million at any one time outstanding, and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings.  Permitted dividends and distributions include those used to redeem equity of its officers (including approximately $12.6 million of repurchases from certain executive officers), directors or employees under certain circumstances, to pay taxes, to pay operating and other corporate overhead costs and expenses in the ordinary course of business in an aggregate amount not to exceed $2.0 million in any calendar year plus reasonable and customary indemnification claims of its directors and executive officers and to pay fees and expenses related to any unsuccessful debt or equity offering. Ply Gem Industries may also make additional payments to Ply Gem Holdings that may be used by Ply Gem Holdings to pay dividends or other distributions on its stock under the new ABL Facility so long as before and after giving effect to such dividend or other distribution excess availability is greater than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the consolidated fixed charge coverage ratio.

As of March 31, 2012, Ply Gem Industries had approximately $136.2 million of contractual availability and approximately $85.4 million of borrowing base availability under the ABL Facility, reflecting $70.0 million of borrowings outstanding and approximately $6.3 million of letters of credit and priority payables reserves.

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, the Company amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of March 31, 2012, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011.

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

The indenture governing the 13.125% Senior Subordinated Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets.  In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio test, Ply Gem Industries may only incur additional debt in limited circumstances, including, debt not to exceed the sum of (a) the greater of (i) $250.0 million and (ii) the borrowing base and (b) the greater of (i) $725.0 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (ii) an amount that is three times Consolidated Cash Flow (as defined in the indenture) for the four-quarter period;  purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $25.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings.  Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $500,000 in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million.  Ply Gem Industries may also pay dividends or make other distributions to Ply Gem Holdings so long as it can incur $1.00 of additional debt pursuant to the 2.00 to 1.00 consolidated interest coverage ratio test described above and so long as the aggregate amount of such dividend or distribution together with certain other dividends and distributions does not exceed 50% of consolidated net income plus certain other items.

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

Loss on debt modification or extinguishment

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during 2011, the Company performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, the Company evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt.  The Company determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes.  The Company incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations.  The Company also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction.  The Company also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.2 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations.

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

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $0 and $27.9 million for the three months ended March 31, 2012 and April 2, 2011, respectively, as summarized in the table below.

	For the three months ended
(Amounts in thousands)	March 31, 2012	April 2, 2011

Loss on extinguishment of debt:
Tender premium	$-	$(10,883)
11.75% Senior Secured Notes unamortized discount	-	(775)
11.75% Senior Secured Notes unamortized debt issuance costs	-	(2,757)
	-	(14,415)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	-	(12,261)
Unamortized debt issuance costs for prior ABL Facility	-	(1,187)
	-	(13,448)

Total loss on modification or extinguishment of debt	$-	$(27,863)

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan.

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the three months ended
(Amounts in thousands)	March 31, 2012	April 2, 2011

Service cost	$-	$27
Interest cost	467	493
Expected return on plan assets	(504)	(488)
Amortization of loss	200	77
Net periodic expense	$163	$109

7.  COMMITMENTS AND CONTINGENCIES

Indemnification

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $3.6 million at each of March 31, 2012 and December 31, 2011.  As of each of March 31, 2012 and December 31, 2011, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million in current liabilities, and $3.2 million in long-term liabilities, consisting of the following:

(Amounts in thousands)	March 31, 2012	December 31, 2011

Product claim liabilities	$223	$193
Multiemployer pension plan withdrawal liability	2,794	2,854
Other	588	572
	$3,605	$3,619

Warranty claims

The Company sells a number of products and offers a number of warranties on these products.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs expected to be incurred under its warranties and records a liability for such costs at the time of sale, which is recorded in both accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of March 31, 2012 and December 31, 2011, warranty liabilities of approximately $7.8 million and $7.7 million, respectively, have been recorded in current liabilities and approximately $30.9 million and $30.9 million, respectively, have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the three months ended
(Amounts in thousands)	March 31, 2012	April 2, 2011

Balance, beginning of period	$38,612	$41,780
Warranty expense during period	2,570	2,686
Settlements made during period	(2,402)	(2,601)
Balance, end of period	$38,780	$41,865

Environmental

On February 24, 2011, the Company received a draft Administrative Order on Consent from the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  The Company finalized the Administrative Order on Consent with the EPA, and it became effective on September 12, 2011. During 2011, as part of the Administrative Order on Consent, the Company provided the EPA with a preliminary cost estimate of approximately $1.8 million over the remediation period, which is estimated through 2023.  The Company has recorded approximately $0.3 million and $0.5 million of this environmental liability within current liabilities and approximately $1.5 million and $1.3 million within other long-term liabilities in the Company’s consolidated balance sheet at March 31, 2012 and December 31, 2011, respectively.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities for this subject contamination have been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.   As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.  As of March 31, 2012, no recovery has been recognized on the Company’s consolidated balance sheet but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

Other contingencies

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental, contract, labor and employment claims, intellectual property, personal injury, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, and therefore no such estimate has been made.  However, the Company is not aware of any contingencies for which a material loss is reasonably possible.

8.  ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following:

(Amounts in thousands)	March 31, 2012	December 31, 2011
Insurance	$3,288	$3,229
Employee compensation and benefits	5,626	6,270
Sales and marketing	22,788	23,282
Product warranty	7,833	7,677
Accrued freight	960	498
Interest	13,186	34,183
Accrued pension	2,577	2,577
Accrued environmental liability	467	708
Accrued taxes	2,796	2,093
Other	11,921	10,364
	$71,442	$90,881

Other long-term liabilities consist of the following:

(Amounts in thousands)	March 31, 2012	December 31, 2011
Insurance	$1,627	$1,642
Pension liabilities	13,222	13,446
Multi-employer pension withdrawal liability	2,794	2,854
Product warranty	30,947	30,935
Long-term product claim liability	223	193
Long-term environmental liability	1,988	1,750
Liabilities for tax uncertainties	4,408	3,546
Other	3,976	3,362
	$59,185	$57,728

Long-term incentive plan

During the year ended December 31, 2011, the Company finalized a long-term incentive plan (“LTIP”) for certain employees.   The long-term incentive plan was implemented to retain and incentivize employees through the downturn in the housing market.  During the three months ended March 31, 2012 and April 2, 2011, the Company recognized a LTIP expense of $0.5 million and $0.6 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statement of operations.  The LTIP liability is $1.4 million and $0.9 million as of March 31, 2012 and December 31, 2011, respectively, and has been recognized as an other long-term liability in the condensed consolidated balance sheets.

9.   INCOME TAXES

Effective tax rate and debt transactions

Income taxes for interim periods have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate.  In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company included certain items treated as discrete events to arrive at an estimated effective tax rate.  For the three months ended March 31, 2012, the Company’s estimated effective income tax rate was approximately 7.9%, which varied from the statutory rate primarily due to state income tax expense, valuation allowance, tax contingencies, and foreign income taxes.  The tax expense of approximately $1.9 million is primarily state and foreign income tax expense for the three months ended March 31, 2012.

On February 16, 2012, Ply Gem issued an additional $40.0 million aggregate principal amount of 8.25% Senior Secured Notes in a private placement transaction. The notes will mature on February 15, 2018 and are secured by substantially all assets of Ply Gem Industries and the Guarantors.  The Senior Tack-on Notes were issued at a discount yielding net proceeds of approximately $34.0 million, prior to debt issuance costs. As a result of the discount, the Senior Tack-on Notes are subject to the Applicable High Yield Discount Obligation rules. Consequently, no portion of the original issue discount (OID) will be deductible for income tax purposes in the future.

Valuation allowance

As of March 31, 2012, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company currently has book goodwill of approximately $18.7 million that is not amortized, which results in a deferred tax liability of approximately $4.4 million at March 31, 2012.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

Tax uncertainties

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities.  The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements.  These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences.  The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.  The Company’s state income tax returns are currently under examination by various state taxing authorities.  During the three months ended March 31, 2012, the Company increased its tax contingency reserve by approximately $0.8 million as a result of recent ongoing state income tax audits.

Other

As of March 31, 2012, the Company has not established U.S. deferred taxes on approximately $21.0 million of unremitted earnings of the Company’s foreign subsidiary, Ply Gem Canada.  As of March 31, 2012, these earnings are intended to be indefinitely reinvested; as such, it is not appropriate to calculate the estimated deferred tax liability on these indefinitely reinvested earnings.  In the future, the Company may decide not to indefinitely reinvest these earnings at which time the Company would record the related deferred tax liabilities which could be significant.

10.  STOCK-BASED COMPENSATION

Stock Option Plan

A rollforward of stock options outstanding during the three months ended March 31, 2012 is as follows:

Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Stock Options	Price	Term (Years)

Balance at January 1, 2012	502,844	$68.57	6.75
Granted	-		-
Exercised	-		-
Forfeited or expired	-		-
Balance at March 31, 2012	502,844	$68.57	6.51

As of March 31, 2012, the Company has 124,994 vested options and approximately $4.8 million of total unrecognized compensation expense that will be recognized over a weighted average period of 3.25 years.

Other Share-Based Compensation

Upon completion of the acquisition of Ply Gem, the acquisition of MW and the acquisition of AWC Holding Company and its subsidiaries (collectively, “Alenco”), certain members of management made a cash contribution to Ply Gem Prime in exchange for shares of Ply Gem Prime’s common stock.   Ply Gem Prime is the sole shareholder of Ply Gem Holdings.

A rollforward of Ply Gem Prime’s common stock during the three months ended March 31, 2012 is as follows.

Common Stock
Shares Owned by
Management

Balance at January 1, 2012	452,872
Shares issued	-
Shares repurchased	-
Balance at March 31, 2012	452,872

Restricted stock grants

During January 2012, the Company issued 600 restricted stock shares of common stock of Ply Gem Prime to each of three independent members of the Board of Directors. These shares will vest over the 2012 calendar period and the Company is expensing these items ratably over the 2012 twelve month period up to the vesting date.  During the three months ended March 31, 2012, the Company expensed $45,000 related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations.

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

The following is a summary of the Company’s segment information:

	For the three months ended
(Amounts in thousands)	March 31, 2012	April 2, 2011

Net Sales
Siding, Fencing, and Stone	$142,787	$122,142
Windows and Doors	96,389	77,965
	$239,176	$200,107

Operating earnings (loss)
Siding, Fencing, and Stone	$15,949	$5,244
Windows and Doors	(10,396)	(15,201)
Unallocated	(4,350)	(4,309)
	$1,203	$(14,266)

	Total assets as of
	March 31,	December 31,
	2012	2011

Siding, Fencing, and Stone	$604,648	$579,195
Windows and Doors	270,746	273,909
Unallocated	47,636	39,808
	$923,030	$892,912

12.  RELATED PARTY TRANSACTIONS

Under the “General Advisory Agreement” the Company has entered into with CI Capital Partners LLC (“CI Capital Partners”), formerly Caxton-Iseman Capital, LLC, CI Capital Partners provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  Under the General Advisory Agreement, the Company expensed management fees paid to CI Capital Partners of approximately $0.3 million and $0.1 million within selling, general, and administrative expenses for the three months ended March 31, 2012 and April 2, 2011, respectively.

13.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The 8.25% Senior Secured Notes and 13.125% Senior Subordinated Notes were issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of March 31, 2012 and December 31, 2011, and for the three months ended March 31, 2012 and April 2, 2011.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended March 31, 2012

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$224,652	$14,524	$-	$239,176
Cost of products sold	-	-	185,067	11,194	-	196,261
Gross profit	-	-	39,585	3,330	-	42,915
Operating expenses:
Selling, general and
administrative expenses	-	4,290	26,936	3,767	-	34,993
Intercompany administrative
charges	-	-	3,034	527	(3,561)	-
Amortization of intangible assets	-	60	6,659	-	-	6,719
Total operating income (expenses)	-	4,350	36,629	4,294	(3,561)	41,712
Operating earnings (loss)	-	(4,350)	2,956	(964)	3,561	1,203
Foreign currency gain	-	-	-	68	-	68
Intercompany interest	-	25,682	(25,682)	-	-	-
Interest expense	-	(25,055)	-	(1)	-	(25,056)
Interest income	-	1	10	4	-	15
Intercompany administrative income	-	3,561	-	-	(3,561)	-
Loss before equity in
subsidiaries' loss	-	(161)	(22,716)	(893)	-	(23,770)
Equity in subsidiaries' loss	(25,642)	(25,481)	-	-	51,123	-
Loss before provision
(benefit) for income taxes	(25,642)	(25,642)	(22,716)	(893)	51,123	(23,770)
Provision (benefit) for income taxes	-	-	2,105	(233)	-	1,872
Net loss	$(25,642)	$(25,642)	$(24,821)	$(660)	$51,123	$(25,642)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	663	-	663
Total comprehensive income (loss)	$(25,642)	$(25,642)	$(24,821)	$3	$51,123	$(24,979)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended April 2, 2011

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$188,701	$11,406	$-	$200,107
Cost of products sold	-	-	163,254	9,071	-	172,325
Gross profit	-	-	25,447	2,335	-	27,782
Operating expenses:
Selling, general and
administrative expenses	-	4,300	27,393	3,671	-	35,364
Intercompany administrative
charges	-	-	3,374	441	(3,815)	-
Amortization of intangible assets	-	9	6,675	-	-	6,684
Total operating income	-	4,309	37,442	4,112	(3,815)	42,048
Operating loss	-	(4,309)	(11,995)	(1,777)	3,815	(14,266)
Foreign currency gain	-	-	-	133	-	133
Intercompany interest	-	25,682	(25,682)	-	-	-
Interest expense	-	(26,459)	(1)	-	-	(26,460)
Interest income	-	3	24	9	-	36
Loss on modification or
extinguishment of debt	-	(27,863)	-	-	-	(27,863)
Intercompany administrative income	-	3,815	-	-	(3,815)	-
Loss before equity in
subsidiaries' loss	-	(29,131)	(37,654)	(1,635)	-	(68,420)
Equity in subsidiaries' loss	(70,892)	(41,761)	-	-	112,653	-
Loss before provision
(benefit) for income taxes	(70,892)	(70,892)	(37,654)	(1,635)	112,653	(68,420)
Provision (benefit) for income taxes	-	-	2,912	(440)	-	2,472
Net loss	$(70,892)	$(70,892)	$(40,566)	$(1,195)	$112,653	$(70,892)

Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	931	-	931
Total comprehensive loss	$(70,892)	$(70,892)	$(40,566)	$(264)	$112,653	$(69,961)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2012

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$17,777	$20	$2,400	$-	$20,197
Accounts receivable, net	-	-	124,741	7,626	-	132,367
Inventories:
Raw materials	-	-	43,257	4,271	-	47,528
Work in process	-	-	22,110	500	-	22,610
Finished goods	-	-	41,552	3,000	-	44,552
Total inventory	-	-	106,919	7,771	-	114,690
Prepaid expenses and other
current assets	-	963	8,073	5,738	-	14,774
Deferred income taxes	-	-	2,816	8	-	2,824
Total current assets	-	18,740	242,569	23,543	-	284,852
Investments in subsidiaries	(301,907)	(164,442)	-	-	466,349	-
Property and Equipment, at cost:
Land	-	-	3,565	175	-	3,740
Buildings and improvements	-	-	35,310	1,333	-	36,643
Machinery and equipment	-	1,632	264,247	8,726	-	274,605
	-	1,632	303,122	10,234	-	314,988
Less accumulated depreciation	-	(804)	(212,122)	(5,585)	-	(218,511)
Total property and equipment, net	-	828	91,000	4,649	-	96,477
Other Assets:
Intangible assets, net	-	-	114,429	-	-	114,429
Goodwill	-	-	382,165	9,514	-	391,679
Deferred income taxes	-	-	-	3,195	-	3,195
Intercompany note receivable	-	856,739	-	-	(856,739)	-
Other	-	30,277	2,121	-	-	32,398
Total other assets	-	887,016	498,715	12,709	(856,739)	541,701
	$(301,907)	$742,142	$832,284	$40,901	$(390,390)	$923,030

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$420	$70,121	$3,596	$-	$74,137
Accrued expenses	-	19,316	48,962	3,164	-	71,442
Total current liabilities	-	19,736	119,083	6,760	-	145,579
Deferred income taxes	-	-	7,850	-	-	7,850
Intercompany note payable	-	-	856,739	-	(856,739)	-
Other long-term liabilities	-	11,990	46,326	869	-	59,185
Long-term debt	-	1,012,323	-	-	-	1,012,323
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	309,704	309,704	446,491	4,455	(760,650)	309,704
(Accumulated deficit) retained earnings	(606,227)	(606,227)	(644,205)	20,970	1,229,462	(606,227)
Accumulated other
comprehensive income (loss)	(5,384)	(5,384)	-	7,847	(2,463)	(5,384)
Total stockholder's equity (deficit)	(301,907)	(301,907)	(197,714)	33,272	466,349	(301,907)
	$(301,907)	$742,142	$832,284	$40,901	$(390,390)	$923,030

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$8,578	$(3,408)	$6,530	$-	$11,700
Accounts receivable, net	-	-	102,052	7,463	-	109,515
Inventories:
Raw materials	-	-	37,024	4,885	-	41,909
Work in process	-	-	23,619	667	-	24,286
Finished goods	-	-	36,282	2,328	-	38,610
Total inventory	-	-	96,925	7,880	-	104,805
Prepaid expenses and other
current assets	-	422	9,893	2,957	-	13,272
Deferred income taxes	-	-	5,666	9	-	5,675
Total current assets	-	9,000	211,128	24,839	-	244,967
Investments in subsidiaries	(277,322)	(164,863)	-	-	442,185	-
Property and Equipment, at cost:
Land	-	-	3,565	172	-	3,737
Buildings and improvements	-	-	35,280	1,308	-	36,588
Machinery and equipment	-	1,335	262,349	8,436	-	272,120
	-	1,335	301,194	9,916	-	312,445
Less accumulated depreciation	-	(762)	(206,585)	(5,253)	-	(212,600)
Total property and equipment, net	-	573	94,609	4,663	-	99,845
Other Assets:
Intangible assets, net	-	-	121,148	-	-	121,148
Goodwill	-	-	382,165	9,302	-	391,467
Deferred income taxes	-	-	-	3,121	-	3,121
Intercompany note receivable	-	856,739	-	-	(856,739)	-
Other	-	30,235	2,129	-	-	32,364
Total other assets	-	886,974	505,442	12,423	(856,739)	548,100
	$(277,322)	$731,684	$811,179	$41,925	$(414,554)	$892,912

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$720	$44,652	$4,718	$-	$50,090
Accrued expenses	-	36,987	50,790	3,104	-	90,881
Total current liabilities	-	37,707	95,442	7,822	-	140,971
Deferred income taxes	-	-	9,865	-	-	9,865
Intercompany note payable	-	-	856,739	-	(856,739)	-
Other long-term liabilities	-	9,629	47,240	859	-	57,728
Long-term debt	-	961,670	-	-	-	961,670
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	309,331	309,331	421,277	6,562	(737,170)	309,331
(Accumulated deficit) retained earnings	(580,585)	(580,585)	(619,384)	21,630	1,178,339	(580,585)
Accumulated other
comprehensive income (loss)	(6,068)	(6,068)	-	5,052	1,016	(6,068)
Total stockholder's equity (deficit)	(277,322)	(277,322)	(198,107)	33,244	442,185	(277,322)
	$(277,322)	$731,684	$811,179	$41,925	$(414,554)	$892,912

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net loss	$(25,642)	$(25,642)	$(24,821)	$(660)	$51,123	$(25,642)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization
expense	-	42	13,032	243	-	13,317
Non-cash interest expense, net	-	2,905	-	-	-	2,905
Gain on foreign currency transactions	-	-	-	(68)	-	(68)
Stock based compensation	-	376	-	-	-	376
Deferred income taxes	-	-	835	(29)	-	806
Increase in uncertain tax positions	-	-	837	25	-	862
Equity in subsidiaries' net loss	25,642	25,481	-	-	(51,123)	-
Other	-	-	2	(3)	-	(1)
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(22,689)	(17)	-	(22,706)
Inventories	-	-	(9,993)	259	-	(9,734)
Prepaid expenses and other
assets	-	(623)	2,013	(2,755)	-	(1,365)
Accounts payable	-	(300)	26,023	(1,762)	-	23,961
Accrued expenses	-	(15,657)	(4,287)	622	-	(19,322)
Other	-	-	3	93	-	96
Net cash used in
operating activities	-	(13,418)	(19,045)	(4,052)	-	(36,515)
Cash flows from investing
activities:
Capital expenditures	-	(296)	(2,869)	(185)	-	(3,350)
Proceeds from sale of assets	-	-	121	-	-	121
Net cash used in
investing activities	-	(296)	(2,748)	(185)	-	(3,229)
Cash flows from financing
activities:
Proceeds from long-term debt	-	34,000	-	-	-	34,000
Revolver borrowings, net	-	15,000	-	-	-	15,000
Proceeds from intercompany
investment	-	(25,221)	25,221	-	-	-
Debt issuance costs paid	-	(866)	-	-	-	(866)
Net cash provided by
financing activities	-	22,913	25,221	-	-	48,134
Impact of exchange rate movement
on cash	-	-	-	107	-	107
Net increase (decrease) in cash
and cash equivalents	-	9,199	3,428	(4,130)	-	8,497
Cash and cash equivalents at the
beginning of the period	-	8,578	(3,408)	6,530	-	11,700
Cash and cash equivalents at the end
of the period	$-	$17,777	$20	$2,400	$-	$20,197

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 2, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net loss	$(70,892)	$(70,892)	$(40,566)	$(1,195)	$112,653	$(70,892)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization
expense	-	42	13,447	201	-	13,690
Non-cash interest expense, net	-	2,626	-	-	-	2,626
Gain on foreign currency transactions	-	-	-	(133)	-	(133)
Loss on modification or extinguishment of debt	-	27,863	-	-	-	27,863
Stock based compensation	-	73	-	-	-	73
Deferred income taxes	-	-	1,231	(24)	-	1,207
Equity in subsidiaries' net loss	70,892	41,761	-	-	(112,653)	-
Other	-	-	(4)	(3)	-	(7)
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(20,647)	1,796	-	(18,851)
Inventories	-	-	(24,057)	(365)	-	(24,422)
Prepaid expenses and other
assets	-	(44)	(6,966)	171	-	(6,839)
Accounts payable	-	680	20,975	(1,186)	-	20,469
Accrued expenses	-	(6,911)	12,108	(1,414)	-	3,783
Cash payments on restructuring liabilities	-	-	(407)	-	-	(407)
Other	-	(1)	(18)	159	-	140
Net cash used in
operating activities	-	(4,803)	(44,904)	(1,993)	-	(51,700)
Cash flows from investing
activities:
Capital expenditures	-	-	(2,567)	(194)	-	(2,761)
Proceeds from sale of assets	-	-	9	-	-	9
Net cash used in
investing activities	-	-	(2,558)	(194)	-	(2,752)
Cash flows from financing
activities:
Proceeds from long-term debt	-	423,684	-	-	-	423,684
Payments on long-term debt	-	(348,684)	-	-	-	(348,684)
Proceeds from revolver credit facility	-	90,000	-	-	-	90,000
Payments on revolver credit facility	-	(30,000)	-	-	-	(30,000)
Proceeds from intercompany						-
investment	-	(47,366)	47,293	73	-	-
Payment of early tender premium on debt	-	(49,769)	-	-	-	(49,769)
Equity contributions	-	-	-	-	-	-
Equity repurchases	-	(1,183)	-	-	-	(1,183)
Debt issuance costs paid	-	(23,218)	-	-	-	(23,218)
Net cash provided by
financing activities	-	13,464	47,293	73	-	60,830
Impact of exchange rate movement
on cash	-	-	-	124	-	124
Net increase (decrease) in cash
and cash equivalents	-	8,661	(169)	(1,990)	-	6,502
Cash and cash equivalents at the
beginning of the period	-	12,172	(1,117)	6,443	-	17,498
Cash and cash equivalents at the end
of the period	$-	$20,833	$(1,286)	$4,453	$-	$24,000

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited condensed consolidated financial statements and accompanying notes presented in this Quarterly Report on Form 10-Q should be read in conjunction with information set forth in Ply Gem Holdings’ Annual Report on Form 10-K for the year ended December 31, 2011.  Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements”.  See “Special Note Regarding Forward-Looking Statements.”  As used in this Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our” refer to Ply Gem Holdings and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 60% and 40% of our sales, respectively, for the three months ended March 31, 2012.  These two segments produce a comprehensive product line of vinyl siding, designer accents and skirting, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries’ $212.5 million senior secured asset-based revolving credit facility (the “ABL Facility”) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the indentures governing Ply Gem Industires 8.25% senior secured notes due 2018 (the “8.25% Senior Secured Notes”) and 13.125% senior subordinated notes due 2014 (the “13.125% Senior Subordinated Notes”) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  We periodically evaluate these estimates and judgments based on available information and experience.  Actual results could differ from our estimates under different assumptions and conditions.  If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.  For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 1 to our condensed consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations included in this report.

	For the three months ended
(Amounts in thousands)	March 31, 2012	April 2, 2011
	(unaudited)	(unaudited)
Net Sales
Siding, Fencing, and Stone	$142,787	$122,142
Windows and Doors	96,389	77,965
Operating earnings (loss)
Siding, Fencing, and Stone	15,949	5,244
Windows and Doors	(10,396)	(15,201)
Unallocated	(4,350)	(4,309)
Foreign currency gain
Windows and Doors	68	133
Interest expense, net
Siding, Fencing, and Stone	10	24
Windows and Doors	3	8
Unallocated	(25,054)	(26,456)
Income tax expense
Unallocated	(1,872)	(2,472)
Loss on modification or
extinguishment of debt
Unallocated	-	(27,863)

Net loss	$(25,642)	$(70,892)

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
Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	March 31, 2012		April 2, 2011
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$142,787	100.0%	$122,142	100.0%
Gross profit	32,726	22.9%	22,075	18.1%
SG&A expenses	14,705	10.3%	14,743	12.1%
Amortization of intangible assets	2,072	1.5%	2,088	1.7%
Operating earnings	15,949	11.2%	5,244	4.3%

Net Sales

Net sales for the three months ended March 31, 2012 increased by approximately $20.6 million or 16.9% compared to the same period in 2011. During the three months ended April 2, 2011, our net sales were reduced by $7.9 million related to an inventory buyback for the lift-out of competitor’s inventory related to a significant new customer gain.  Excluding the impact of the $7.9 million inventory buyback, our first quarter net sales increased by $12.7 million or 9.8% compared to the same period in 2011.  The 9.8% increase in net sales was primarily driven by sales volume increases for our products which management believes was due in part to favorable weather conditions that existed throughout most of the United States during the quarter ended March 31, 2012, which may have stimulated demand in both the new construction and repair and remodeling markets.  According to the U.S. National Climatic Data Center, the 2012 winter was the fourth warmest winter for the United States in the last century.

According to the U.S. Census Bureau, first quarter 2012 single family housing starts were estimated to increase approximately 16.9% from actual levels achieved in the first quarter of 2011.  According to the Vinyl Siding Institute, vinyl siding industry shipments increased by 12.3% for the first quarter of 2012 compared to the first quarter of 2011 while the Company’s vinyl siding unit shipments increased 5.4%.  However, after giving effect to the initial stocking sales in the first quarter of 2011 related to the aforementioned significant new customer gain, the Company believes that its vinyl siding unit volumes shipments exceeded the overall vinyl siding industry performance.

Gross Profit

Gross profit for the three months ended March 31, 2012 increased compared to the same period in 2011 by approximately $10.7 million or 48%.  As discussed above, during the three months ended April 2, 2011, our net sales and gross profit were reduced by $7.9 million and $6.7 million, respectively, related to an inventory buyback for the lift-out of competitor’s inventory related to a significant new customer gain.  Excluding the $6.7 million impact of the inventory buyback, our first quarter gross profit increased by $4.0 million or 13.8% compared to the prior period. The $4.0 million gross profit increase is predominantly attributable to the increase in sales as well as increased operating leverage on our fixed expenses as a result of the additional volume experienced in the first quarter of 2012.

Gross profit as a percentage of sales increased to 22.9% for the quarter ended March 31, 2012 from 18.1% for the quarter ended April 2, 2011. After adjusting for the inventory buyback, or lift-out, of our competitor’s product on initial stock orders partially offset by the scrap value of inventory received, our gross profit percentage for the three months ended April 2, 2011 would have been 22.1%.  The 0.8% increase in the gross profit percentage for the first quarter can be attributed to increased operating leverage on our fixed expenses related to higher sales volume and favorable PVC resin raw material cost that flowed through cost of products sold during the first quarter of 2012.

Selling, general and administrative expenses

SG&A expenses for the quarter ended March 31, 2012 have remained consistent with the prior year predominantly.    The 1.8% decrease as a percentage of sales can be attributed to the sales increase.  We have effectively managed our SG&A expenses during the current housing market environment.

Amortization of intangible assets

Amortization expense for the three months ended March 31, 2012 was consistent with the same period in 2011.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	March 31, 2012		April 2, 2011
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$96,389	100.0%	$77,965	100.0%
Gross profit	10,189	10.6%	5,707	7.3%
SG&A expenses	15,998	16.6%	16,321	20.9%
Amortization of intangible assets	4,587	4.8%	4,587	5.9%
Operating loss	(10,396)	-10.8%	(15,201)	-19.5%
Currency transaction gain	68	0.1%	133	0.2%

Net Sales

Net sales for the three months ended March 31, 2012 increased $18.4 million or 23.6% from the three months ended April 2, 2011.  The net sales increase was driven by increased unit volumes due in part to favorable weather conditions that existed throughout most of the United States and Western Canada during the quarter ended March 31, 2012, as well as our continued ability to gain profitable business with existing and new customers.  In addition to being impacted by favorable weather conditions, sales of our window products in Western Canada were favorably impacted by improved market conditions. According to the Canadian Mortgage and Housing Corporation, housing starts in Alberta, Canada were estimated to have increased by 53.4% in the first three months of 2012 as compared to the same period in 2011.

Gross Profit

Gross profit for the three months ended March 31, 2012 increased compared to the same period in 2011 by approximately $4.5 million.  Gross profit as a percentage of sales increased from 7.3% for the first quarter of 2011 to 10.6% for the first quarter of 2012.  The increase in the gross profit percentage is predominantly attributed to increased operating leverage on fixed costs in relation to the net sales increase experienced during the first quarter of 2012.

Selling, general and administrative expenses

SG&A expenses for the three months ended March 31, 2012 decreased compared to the same period in 2011 by approximately $0.3 million, or 2.0%.  The decrease in SG&A expense was primarily driven by lower selling and marketing expenses due to expenses associated with the 2011 introduction of our new repair and remodeling window as well as favorable bad debt expense experienced for the 2012 period.

Amortization of intangible assets

Amortization expense for the three months ended March 31, 2012 was consistent with the same period in 2011.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the three months ended
(Amounts in thousands)	March 31, 2012	April 2, 2011
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expenses	$(4,290)	$(4,300)
Amortization of intangible assets	(60)	(9)
Operating loss	(4,350)	(4,309)
Interest expense	(25,055)	(26,459)
Interest income	1	3
Loss on modification or extinguishment of debt	-	(27,863)
Provision for income taxes	$(1,872)	$(2,472)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended March 31, 2012 increased by approximately $41,000 compared to the same period in 2011 primarily due to certain employee related costs.

Interest expense

Interest expense for the three months ended March 31, 2012 decreased by approximately $1.4 million compared to the same period in 2011.  The net decrease was due to the following:

•	a decrease of approximately $9.3 million of interest on the 11.75% Senior Secured Notes, which were purchased and redeemed in February and March 2011,
•	an increase of approximately $7.3 million of interest on the new 8.25% Senior Secured Notes, which were issued in February 2011,
•
a decrease of approximately $0.5 million due to the write off of a portion of the capitalized financing costs related to the 11.75% Senior Secured Notes purchased and redeemed in February and March 2011,

•	a decrease of approximately $0.4 million due to the amortization of financing costs related to the 11.75% Senior Secured Notes prior to purchase/redemption in February and March 2011,
•	an increase of approximately $0.9 million due to the amortization of the discount and tender premium on the 8.25% Senior Secured Notes, which were issued in February 2011, and
•	a decrease of approximately $0.1 million of interest on our ABL Facility borrowings, primarily due to a decrease in the interest rate,
•	an increase of approximately $0.1 million due to the amortization of financing costs associated with the ABL Facility entered into in February 2011,
•	an increase of approximately $0.4 million of interest on the new Senior Tack-on Notes, which were issued in February 2012,
•	an increase of approximately $0.2 million due to the amortization of the discount and tender premium on the Senior Tack-on Notes, which were issued in February 2012.

Loss on modification or extinguishment of debt

As a result of the debt refinancings during January and February 2011, as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification/extinguishment of debt of approximately $27.9 million for the three months ended April 2, 2011.  The loss consisted of the write off of a portion of the tender premium paid with the redemption of the 11.75% Senior Secured Notes of approximately $10.9 million, the write off of a portion of the capitalized bond discount related to the 11.75% Senior Secured Notes of approximately $0.8 million, the write off of a portion of the capitalized financing costs related to the 11.75% Senior Secured Notes of approximately $2.8 million, the write off of the capitalized financing costs related to the prior ABL Facility of approximately $1.2 million, and the expense of certain third-party financing costs related to the 8.25% Senior Secured Notes of approximately $12.2 million.  The loss was recorded separately in the condensed consolidated statement of operations for the three months ended April 2, 2011.

Income taxes

The income tax provision for the three months ended March 31, 2012 decreased by approximately $0.6 million compared to the same period in 2011.  Our pre-tax loss for the three months ended March 31, 2012 was approximately $23.8 million compared to pre-tax loss of approximately $68.4 million for the three months ended April 2, 2011.  For the three months ended March 31, 2012, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense.  The decrease in the tax expense for the three months ended March 31, 2012 was predominantly due to a decrease in U.S. tax expense of approximately $0.8 million partially offset by an increase in Canadian tax expense of approximately $0.2 million.  The decrease in U.S tax expense was primarily caused by a reduction in state tax expense caused by lower effective rates offset by an increase in tax uncertainties.  The tax contingency reserve was increased by approximately $0.8 million as a result of recent ongoing state income tax audits.  During the three months ended March 31, 2012, our effective tax rate was consistent with our expectations for the full 2012 fiscal year.

Liquidity and Capital Resources

During the three months ended March 31, 2012, cash increased approximately $8.5 million compared to an increase of approximately $6.5 million during the three months ended April 2, 2011.  The increase in cash generated was primarily due to increased sales resulting from the favorable weather conditions.

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

Our primary cash needs are for debt service, capital expenditures, and working capital.  As of March 31, 2012, our annual interest charges for debt service, including the ABL Facility, are estimated to be approximately $90.8 million.  We do not have any scheduled debt maturities until 2014.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.4% to 1.6% of net sales on an annual basis.  As of March 31, 2012, our purchase commitments for inventory are approximately $61.0 million.  We finance these cash requirements through internally generated cash flow and funds borrowed under the ABL Facility.

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

Our specific cash flow movement for the three months ended March 31, 2012 and April 2, 2011 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the three months ended March 31, 2012 was approximately $36.5 million as compared to approximately $51.7 million for the three months ended April 2, 2011.  The decrease in cash used in operating activities was primarily caused by a $17.4 million lower net loss, excluding the 2011 non-cash loss on modification or extinguishment of debt, as a result of favorable commodity costs and improved operating leverage in product pricing in the three months ended March 31, 2012 as compared to the prior year.  The decreased net loss was partially offset by a $3.3 million working capital usage for the 2012 first quarter caused predominantly by a change in interest rate timing with the 8.25% Senior Secured Notes.  The 8.25% Senior Secured Notes (February and August interest payments) compared to the 11.75% Senior Secured Notes (June and December interest payments) resulted in an unfavorable $21.0 million change in accrued interest in the first quarter of 2012.  However, the change in the interest rate does save the Company approximately $19.2 million in annual cash interest.

Cash used in investing activities

Net cash used in investing activities for the three months ended March 31, 2012 and April 2, 2011 was approximately $3.2 million and $2.8 million, respectively, primarily used for capital expenditures.

Cash provided by financing activities

Net cash provided by financing activities for the three months ended March 31, 2012 was approximately $48.1 million, primarily from net revolver borrowings of $15.0 million under the ABL Facility and net proceeds of $34.0 million from the Senior Tack-on Notes issued in February 2012.  Net cash provided by financing activities for the three months ended April 2, 2011 was approximately $60.8 million, primarily from net revolver borrowings of $60.0 million under the ABL Facility, net proceeds of $75.0 million from the debt refinancing for the 8.25% Senior Secured Notes, offset by early tender premium payments of approximately $49.8 million and debt issuance costs of approximately $23.2 million during the first quarter.

Our specific debt instruments and terms are described below:

2012 Notes Offering

On February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (“Senior Tack-on Notes”).  The net proceeds of approximately $32.7 million, after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, will be utilized for general corporate purposes.  The additional $40.0 million of 8.25% Senior Secured Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes due 2018.

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes due 2018 at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes, and to pay related fees and expenses.  A portion of the early tender premiums and the original unamortized discount on the 11.75% Senior Secured Notes was recorded as a discount on the $800.0 million of 8.25% Senior Secured Notes given that the 2011 transaction was predominately accounted for as a loan modification.  The 8.25% Senior Secured Notes due 2018 originally issued in February 2011 and the Senior Tack-on Notes (collectively, the “8.25% Senior Secured Notes”) will mature on February 15, 2018 and bear interest at the rate of 8.25% per annum.  Interest will be paid semi-annually on February 15 and August 15 of each year.

Prior to February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium.  Prior to February 15, 2014, Ply Gem Industries may redeem up to 35% of the aggregate principal amount of the 8.25% Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 108.25% of the aggregate principal amount of the 8.25% Senior Secured Notes, plus accrued and unpaid interest, if any, provided that at least 55% of the aggregate principal amount of the 8.25% Senior Secured Notes remains outstanding after the redemption.  In addition, not more than once during any twelve-month period, Ply Gem Industries may redeem up to the greater of (i) $80.0 million of the 8.25% Senior Secured Notes and (ii) 10% of the principal amount of the 8.25% Senior Secured Notes issued pursuant to the indenture governing the 8.25% Senior Secured Notes (including additional notes) at a redemption price equal to 103% of the principal amount of the 8.25% Senior Secured Notes, plus accrued and unpaid interest, if any.  At any time on or after February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 8.25% Senior Secured Notes, plus, in each case, accrued and unpaid interest, if any, to the redemption date.

The 8.25% Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis by Ply Gem Holdings and all of the domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the 8.25% Senior Secured Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt in limited circumstances as defined in the indenture) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio test, Ply Gem Industries and its restricted subsidiaries may only incur additional debt in limited circumstances, including, but not limited to, debt under our credit facilities not to exceed the greater of (x) $250 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (y) the borrowing base; purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries and its restricted subsidiaries are limited in their ability to make certain payments, pay dividends or make other distributions to Ply Gem Holdings.  Permitted payments, dividends and distributions include, but are not limited to, those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, and to pay customary and reasonable costs and expenses of an offering of securities that is not consummated.

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

On August 4, 2011, Ply Gem Industries completed its exchange offer with respect to the 8.25% Senior Secured Notes issued in February 2011 by exchanging $800.0 million 8.25% Senior Secured Notes, which were registered under the Securities Act, for $800.0 million of the issued and outstanding 8.25% Senior Secured Notes.  Upon completion of the exchange offer, all $800.0 million of issued and outstanding 8.25% Senior Secured Notes were registered under the Securities Act.  However, the $40.0 million of Senior Tack-on Notes issued in February 2012 have not been registered under the Securities Act and there is no contractual requirement to register these instruments.

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

On February 11, 2011, the Company purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, the Company purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, the Company redeemed the remaining approximate $0.4 million at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As a result of these transactions, the Company paid cumulative early tender premiums of approximately $49.8 million during the three months ended April 2, 2011.  Following the redemption on March 13, 2011, there were no longer any 11.75% Senior Secured Notes outstanding.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.  The loss recorded as a result of this purchase is discussed in the section “Loss on debt modification or extinguishment” below.

Senior Secured Asset-Based Revolving Credit Facility due 2016

On January 26, 2011, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into a new ABL Facility.  Ply Gem Industries and Ply Gem Canada used the initial borrowing under the new ABL Facility to repay all of the outstanding indebtedness (including all accrued interest) under the Senior Secured Asset-Based Revolving Credit Facility due 2013.  The new ABL Facility initially provided for revolving credit financing of up to $175.0 million, subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In August 2011, the Company exercised the accordion feature under the new ABL Facility for $37.5 million, or 50% of the eligible accordion, increasing the new ABL Facility from $175.0 million to $212.5 million.  Under the terms of the new ABL Facility, the Company has the ability to further increase the revolving commitments up to another $37.5 million to $250.0 million.  Under the new ABL Facility, $197.5 million is available to Ply Gem Industries and $15.0 million is available to Ply Gem Canada.  All outstanding loans under the new ABL Facility are due and payable in full on January 26, 2016 (or April 15, 2014 if the 13.125% Senior Subordinated Notes are not repaid or refinanced by such date).

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of March 31, 2012, the Company’s interest rate on the new ABL Facility was approximately 3.0%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February and March).

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

The new ABL Facility contains certain covenants that limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, the Company is permitted to incur additional debt in limited circumstances, including senior secured notes in an aggregate principal amount not to exceed $875.0 million, permitted subordinated indebtedness in an aggregate principal amount not to exceed $75.0 million at any time outstanding (subject to the ability to incur additional permitted subordinated debt provided that immediately after giving effect to such incurrence excess availability is more than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the fixed charge coverage ratio), purchase money indebtedness in an aggregate amount not to exceed $15.0 million at any one time outstanding, debt of foreign subsidiaries (other than Canadian subsidiaries) in an aggregate amount not to exceed $2.5 million at any one time outstanding, and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings.  Permitted dividends and distributions include those used to redeem equity of its officers (including approximately $12.6 million of repurchases from certain executive officers), directors or employees under certain circumstances, to pay taxes, to pay operating and other corporate overhead costs and expenses in the ordinary course of business in an aggregate amount not to exceed $2.0 million in any calendar year plus reasonable and customary indemnification claims of its directors and executive officers and to pay fees and expenses related to any unsuccessful debt or equity offering. Ply Gem Industries may also make additional payments to Ply Gem Holdings that may be used by Ply Gem Holdings to pay dividends or other distributions on its stock under the new ABL Facility so long as before and after giving effect to such dividend or other distribution excess availability is greater than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the consolidated fixed charge coverage ratio.

As of March 31, 2012, Ply Gem Industries had approximately $136.2 million of contractual availability and approximately $85.4 million of borrowing base availability under the ABL Facility, reflecting $70.0 million of borrowings outstanding and approximately $6.3 million of letters of credit and priority payables reserves.

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, the Company amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of March 31, 2012, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011.

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

The indenture governing the 13.125% Senior Subordinated Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets.  In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio test, Ply Gem Industries may only incur additional debt in limited circumstances, including, debt not to exceed the sum of (a) the greater of (i) $250.0 million and (ii) the borrowing base and (b) the greater of (i) $725.0 million less the amounts of certain prepayments or commitment reductions as a result of repayments from asset sales and (ii) an amount that is three times Consolidated Cash Flow (as defined in the indenture) for the four-quarter period;  purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $25.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings.  Permitted dividends and distributions include those used to redeem equity of its officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $500,000 in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million.  Ply Gem Industries may also pay dividends or make other distributions to Ply Gem Holdings so long as it can incur $1.00 of additional debt pursuant to the 2.00 to 1.00 consolidated interest coverage ratio test described above and so long as the aggregate amount of such dividend or distribution together with certain other dividends and distributions does not exceed 50% of consolidated net income plus certain other items.

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

Loss on debt modification or extinguishment

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during 2011, the Company performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, the Company evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt.  The Company determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes.  The Company incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations.  The Company also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction.  The Company also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.2 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations.

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

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $0 and $27.9 million for the three months ended March 31, 2012 and April 2, 2011, respectively, as summarized in the table below.

	For the three months ended
(Amounts in thousands)	March 31, 2012	April 2, 2011

Loss on extinguishment of debt:
Tender premium	$-	$(10,883)
11.75% Senior Secured Notes unamortized discount	-	(775)
11.75% Senior Secured Notes unamortized debt issuance costs	-	(2,757)
	-	(14,415)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	-	(12,261)
Unamortized debt issuance costs for prior ABL Facility	-	(1,187)
	-	(13,448)

Total loss on modification or extinguishment of debt	$-	$(27,863)

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of March 31, 2012, we had cash and cash equivalents of approximately $20.2 million, $136.2 million of contractual availability under the ABL Facility and approximately $85.4 million of borrowing base availability.

In order to further supplement the Company’s operating cash flow, the Company has from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, the Company may elect to pursue additional financing alternatives in the future.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we have a potential obligation related to certain tax issues of approximately $4.4 million, including interest of approximately $1.0 million.  The timing of the potential tax payments is unknown.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and other cautionary statements included therein and herein.

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and the following:

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.  We undertake no obligation to update the forward-looking statements in this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $212.5 million as of March 31, 2012, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility was fully drawn as of March 31, 2012, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.5 million per year.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three months ended March 31, 2012, the net impact of foreign currency changes to our results of operations was a gain of approximately $0.1 million.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s deficit of approximately $0.7 million for the three months ended March 31, 2012.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At March 31, 2012, we did not have any outstanding foreign currency hedging contracts.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of March 31, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended March 31, 2012  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.      OTHER INFORMATION

John C. Wayne has been appointed Chief Operating Officer ("COO") of the Company effective June 1, 2012.  For information regarding Mr. Wayne and his arrangements with the Company, please refer to the Company's 2011 Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 16, 2012.

Gary E. Robinette, the Company's President and Chief Executive Officer, will remain in his existing position and role.  As COO, Mr. Wayne will continue to report to Mr. Robinette.

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
101
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on May 15, 2012, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. **

*  Filed herewith.

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

Date:  May 15, 2012

By:	/s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date:  May 15, 2012

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary