Form 10-Q
period 2012-06-30
PLY GEM HOLDINGS INC
filed 2012-08-10
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012
or
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

As of August 10, 2012, there were 100 shares of common stock, $0.01 par value, outstanding.

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

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED JUNE 30, 2012

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations -
	Three months ended June 30, 2012 and July 2, 2011	1

	Condensed Consolidated Statements of Operations -
	Six months ended June 30, 2012 and July 2, 2011	2

	Condensed Consolidated Balance Sheets -
	June 30, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Cash Flows -	4
	Six months ended June 30, 2012 and July 2, 2011

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	28

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	42

PART II – OTHER INFORMATION

Item 6.	Exhibits	42

Signatures		43

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
(Amounts in thousands)	June 30, 2012	July 2, 2011

Net sales	$307,289	$294,491
Cost of products sold	233,916	227,462
Gross profit	73,373	67,029
Operating expenses:
Selling, general and administrative expenses	35,745	34,563
Amortization of intangible assets	6,742	6,669
Total operating expenses	42,487	41,232
Operating earnings	30,886	25,797
Foreign currency gain	96	218
Interest expense	(25,958)	(24,939)
Interest income	39	28
Income before benefit for income taxes	5,063	1,104
Benefit for income taxes	(204)	(959)
Net income	$5,267	$2,063
Comprehensive income	$4,574	$2,115

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the six months ended
(Amounts in thousands)	June 30, 2012	July 2, 2011

Net sales	$546,465	$494,598
Cost of products sold	430,177	399,787
Gross profit	116,288	94,811
Operating expenses:
Selling, general and administrative expenses	70,739	69,927
Amortization of intangible assets	13,461	13,353
Total operating expenses	84,200	83,280
Operating earnings	32,088	11,531
Foreign currency gain	164	351
Interest expense	(51,014)	(51,399)
Interest income	54	64
Loss on modification or extinguishment of debt	-	(27,863)
Loss before provision for income taxes	(18,708)	(67,316)
Provision for income taxes	1,668	1,513
Net loss	$(20,376)	$(68,829)
Comprehensive loss	$(20,405)	$(67,846)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	June 30, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$38,322	$11,700
Accounts receivable, less allowances of $3,688 and $3,883, respectively	148,956	109,515
Inventories:
Raw materials	44,222	41,909
Work in process	24,285	24,286
Finished goods	44,451	38,610
Total inventory	112,958	104,805
Prepaid expenses and other current assets	15,049	13,272
Deferred income taxes	2,243	5,675
Total current assets	317,528	244,967
Property and Equipment, at cost:
Land	3,737	3,737
Buildings and improvements	37,535	36,588
Machinery and equipment	279,233	272,120
Total property and equipment	320,505	312,445
Less accumulated depreciation	(224,458)	(212,600)
Total property and equipment, net	96,047	99,845
Other Assets:
Intangible assets, net	107,741	121,148
Goodwill	391,454	391,467
Deferred income taxes	3,118	3,121
Other	31,051	32,364
Total other assets	533,364	548,100
	$946,939	$892,912
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$85,153	$50,090
Accrued expenses	100,165	90,881
Total current liabilities	185,318	140,971
Deferred income taxes	7,086	9,865
Other long-term liabilities	58,480	57,728
Long-term debt	993,035	961,670

Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	310,078	309,331
Accumulated deficit	(600,961)	(580,585)
Accumulated other comprehensive loss	(6,097)	(6,068)
Total stockholder's deficit	(296,980)	(277,322)
	$946,939	$892,912

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
(Amounts in thousands)	June 30, 2012	July 2, 2011

Cash flows from operating activities:
Net loss	$(20,376)	$(68,829)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation and amortization expense	26,506	27,083
Non-cash interest expense, net	5,886	5,344
Gain on foreign currency transactions	(164)	(351)
Loss on modification or extinguishment of debt	-	27,863
Stock based compensation	750	139
Deferred income taxes	653	6,945
Increase (reduction) in uncertain tax positions, net of valuation allowance	905	(6,617)
Other	(28)	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(39,485)	(53,949)
Inventories	(8,173)	(32,997)
Prepaid expenses and other assets	(1,749)	(4,115)
Accounts payable	33,839	27,863
Accrued expenses	8,873	30,351
Cash payments on restructuring liabilities	-	(407)
Other	159	357
Net cash provided by (used in) operating activities	7,596	(41,325)
Cash flows from investing activities:
Capital expenditures	(8,137)	(5,155)
Proceeds from sale of assets	163	10
Net cash used in investing activities	(7,974)	(5,145)
Cash flows from financing activities:
Proceeds from long-term debt	34,000	423,684
Payments on long-term debt	-	(348,684)
Revolver (payments) borrowings, net	(6,000)	85,000
Payments on previous revolver credit facility	-	(30,000)
Payment of early tender premium	-	(49,769)
Equity repurchases	-	(1,183)
Debt issuance costs paid	(1,021)	(26,082)
Net cash provided by financing activities	26,979	52,966
Impact of exchange rate movements on cash	21	75
Net increase in cash and cash equivalents	26,622	6,571
Cash and cash equivalents at the beginning of the period	11,700	17,498
Cash and cash equivalents at the end of the period	$38,322	$24,069

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2012.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2011 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2012 through June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations for the three and six months ended June 30, 2012 and July 2, 2011, the condensed consolidated statements of cash flows for the six months ended June 30, 2012 and July 2, 2011, and the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011.

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

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $3.7 million and $3.9 million at June 30, 2012 and December 31, 2011, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience.  If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed.  The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted.  During the three months ended July 2, 2011, the Company reclassified approximately $1.4 million from accounts receivable to a note receivable, which is classified as other assets in the accompanying condensed consolidated balance sheet.  As of June 30, 2012, the balance of the note receivable was $0.7 million.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales may cause actual results to differ from estimates at the time such inventory is disposed or sold.   As of June 30, 2012, the Company had inventory purchase commitments of approximately $32.0 million.  Inventory reserves were approximately $6.6 million at June 30, 2012, increasing approximately $0.3 million compared to the December 31, 2011 inventory reserve balance of approximately $6.3 million.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) Siding, Fencing, and Stone (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), and (iii) Ply Gem Canada (formerly known as CWD Windows and Doors, Inc.) in the Windows and Doors segment.  For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three and six months ended June 30, 2012.

Goodwill

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three and six months ended June 30, 2012 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and further declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs, net of accumulated amortization, were approximately $25.3 million and $26.5 million at June 30, 2012 and December 31, 2011, respectively, and have been recorded in other long-term assets in the accompanying condensed consolidated balance sheets.  Amortization of debt issuance costs for the three months ended June 30, 2012 and July 2, 2011 was approximately $1.2 million and $1.2 million, respectively.  Amortization of debt issuance costs for the six months ended June 30, 2012 and July 2, 2011 was approximately $2.5 million and $2.6 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations.

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  Currently, U.S. federal income tax returns are prepared and filed by Ply Gem Prime on behalf of itself, Ply Gem Holdings, and Ply Gem Industries and its U.S. subsidiaries.  We have executed a tax sharing agreement with Ply Gem Holdings and Ply Gem Prime pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  Our U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  Ply Gem Canada files separate Canadian income tax returns.

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

For the three months ended June 30, 2012 and July 2, 2011, the Company recorded a gain from foreign currency transactions of approximately $0.1 million and $0.2 million, respectively.  For the six months ended June 30, 2012 and July 2, 2011, the Company recorded a gain from foreign currency transactions of approximately $0.2 million and $0.4 million, respectively.  As of June 30, 2012 and December 31, 2011, accumulated other comprehensive loss included a currency translation adjustment of approximately $32,000 and $(0.7) million, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

				Significant
(Amounts in thousands)				Other	Significant
		Fair	Quoted Prices	Observable	Unobservable
	Carrying	Value	in Active Markets	Inputs	Inputs
	Value *	Total	(Level 1)	(Level 2)	(Level 3)
As of June 30, 2012
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$154,500	$154,500	$-	$-
Senior Secured Notes-8.25%	840,000	827,400	827,400	-	-
	$990,000	$981,900	$981,900	$-	$-

As of December 31, 2011
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$132,188	$132,188	$-	$-
Senior Secured Notes-8.25%	800,000	697,000	697,000	-	-
	$950,000	$829,188	$829,188	$-	$-

*Carrying values exclude unamortized discounts for long-term debt.

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS for certain entities.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  The implementation of this guidance is not expected to have a material impact for the Company’s financial presentation.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  There was no goodwill impairment for the year ended December 31, 2011 and no impairment indicators which would trigger an interim impairment test during the three and six months ended June 30, 2012.

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

The reporting unit goodwill balances were as follows as of June 30, 2012 and December 31, 2011:

(Amounts in thousands)
	June 30, 2012	December 31, 2011
Siding, Fencing and Stone	$320,107	$320,107
Windows and Doors	71,347	71,360
	$391,454	$391,467

3.  INTANGIBLE ASSETS, NET

The following table presents the components of intangible assets as of June 30, 2012 and December 31, 2011:

	Average
	Amortization
	Period		Accumulated	Net Carrying
(Amounts in thousands)	(in Years)	Cost	Amortization	Value
As of June 30, 2012:
Patents	14	$12,770	$(7,836)	$4,934
Trademarks/Tradenames	11	85,644	(55,006)	30,638
Customer relationships	13	158,158	(86,934)	71,224
Other		2,557	(1,612)	945
Total intangible assets	13	$259,129	$(151,388)	$107,741

As of December 31, 2011:
Patents	14	$12,770	$(7,361)	$5,409
Trademarks/Tradenames	11	85,644	(48,296)	37,348
Customer relationships	13	158,158	(80,851)	77,307
Other		2,503	(1,419)	1,084
Total intangible assets	13	$259,075	$(137,927)	$121,148

Estimated amortization expense for the remainder of 2012 and for fiscal years 2013, 2014, 2015, and 2016 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2012 (remainder of year)	$13,414
2013	16,723
2014	15,344
2015	14,818
2016	14,231

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

(Amounts in thousands)	For the three months ended		For the six months ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income (loss)	$5,267	$2,063	$(20,376)	$(68,829)
Foreign currency translation adjustment	(693)	52	(29)	983
Comprehensive income (loss)	$4,574	$2,115	$(20,405)	$(67,846)

5.  LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at June 30, 2012 and December 31, 2011 consists of the following:

(Amounts in thousands)	June 30, 2012	December 31, 2011

Senior secured asset based revolving credit facility	$49,000	$55,000
8.25% Senior secured notes due 2018, net of
unamortized early tender premium and
discount of $43,739 and $40,641	796,261	759,359
13.125% Senior subordinated notes due 2014, net of
unamortized discount of $2,226 and $2,689	147,774	147,311
	$993,035	$961,670

2012 Notes Offering

On February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (“Senior Tack-on Notes”).  The net proceeds of approximately $32.7 million, after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, are and will be utilized for general corporate purposes.  The additional $40.0 million of 8.25% Senior Secured Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes due 2018.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of June 30, 2012, the Company’s interest rate on the new ABL Facility was approximately 3.0%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February and March).

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

As of June 30, 2012, Ply Gem Industries had approximately $157.1 million of contractual availability and approximately $120.4 million of borrowing base availability under the new ABL Facility, reflecting $49.0 million of borrowings outstanding and approximately $6.4 million of letters of credit and priority payables reserves.

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, the Company amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of June 30, 2012, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011.

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

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $0 and $27.9 million for the six months ended June 30, 2012 and July 2, 2011, respectively, as summarized in the table below.

	For the six months ended
(Amounts in thousands)	June 30, 2012	July 2, 2011

Loss on extinguishment of debt:
Tender premium	$-	$(10,883)
11.75% Senior Secured Notes unamortized discount	-	(775)
11.75% Senior Secured Notes unamortized debt issuance costs	-	(2,757)
	-	(14,415)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	-	(12,261)
Unamortized debt issuance costs for prior ABL Facility	-	(1,187)
	-	(13,448)

Total loss on modification or extinguishment of debt	$-	$(27,863)

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan.

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the three months ended		For the six months ended
(Amounts in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Service cost	$-	$27	$-	$54
Interest cost	467	493	934	986
Expected return on plan assets	(504)	(488)	(1,008)	(976)
Amortization of loss	200	77	400	154
Net periodic expense	$163	$109	$326	$218

7.  COMMITMENTS AND CONTINGENCIES

Indemnification

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $3.5 million and $3.6 million at June 30, 2012 and December 31, 2011, respectively.  As of each of June 30, 2012 and December 31, 2011, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million and $0.4 million in current liabilities, and $3.1 million and $3.2 million in long-term liabilities, respectively, consisting of the following:

(Amounts in thousands)	June 30, 2012	December 31, 2011

Product claim liabilities	$211	$193
Multiemployer pension plan withdrawal liability	2,735	2,854
Other	584	572
	$3,530	$3,619

Warranty claims

The Company sells a number of products and offers a number of warranties on these products.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs expected to be incurred under its warranties and records a liability for such costs at the time of sale, which is recorded in both accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of June 30, 2012 and December 31, 2011, warranty liabilities of approximately $7.7 million, in each period, have been recorded in current liabilities and approximately $29.8 million and $30.9 million, respectively, have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the three months ended		For the six months ended
(Amounts in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Balance, beginning of period	$38,780	$41,865	$38,612	$41,780
Warranty expense during period	1,688	1,508	4,258	4,194
Settlements made during period	(2,958)	(2,596)	(5,360)	(5,197)
Balance, end of period	$37,510	$40,777	$37,510	$40,777

Environmental

On February 24, 2011, the Company received a draft Administrative Order on Consent from the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  The Company finalized the Administrative Order on Consent with the EPA, and it became effective on September 12, 2011. During 2011, as part of the Administrative Order on Consent, the Company provided the EPA with drafts of the Description of Current Conditions report and the RCRA Facility Investigation Workplan as well as a preliminary cost estimate of approximately $1.8 million over the remediation period, which is estimated through 2023.  The Company is currently in the process of finalizing these reports, plans and estimates provided to the EPA.  The Company has recorded approximately $0.3 million and $0.5 million of this environmental liability within current liabilities and approximately $1.5 million and $1.3 million within other long-term liabilities in the Company’s consolidated balance sheet at June 30, 2012 and December 31, 2011, respectively.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities for this subject contamination has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.   As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.  As of June 30, 2012, no recovery has been recognized on the Company’s consolidated balance sheet but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

Other contingencies

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental, contract, labor, employment, intellectual property, personal injury, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls.  Product liability, environmental and other legal proceedings and claims also include matters with respect to businesses previously owned.  The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to contingent liabilities, including lawsuits, and therefore no such estimate has been made.  However, the Company is not aware of any other contingencies for which a material loss is reasonably possible.

8.  ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following:

(Amounts in thousands)	June 30, 2012	December 31, 2011
Insurance	$3,365	$3,229
Employee compensation and benefits	6,907	6,270
Sales and marketing	28,067	23,282
Product warranty	7,721	7,677
Accrued freight	1,324	498
Interest	35,166	34,183
Accrued pension	2,577	2,577
Accrued environmental liability	464	708
Accrued taxes	3,278	2,093
Other	11,296	10,364
	$100,165	$90,881

Other long-term liabilities consist of the following:

(Amounts in thousands)	June 30, 2012	December 31, 2011
Insurance	$1,468	$1,642
Pension liabilities	12,867	13,446
Multi-employer pension withdrawal liability	2,735	2,854
Product warranty	29,789	30,935
Long-term product claim liability	211	193
Long-term environmental liability	1,986	1,750
Liabilities for tax uncertainties	4,451	3,546
Other	4,973	3,362
	$58,480	$57,728

Long-term incentive plan

During the year ended December 31, 2011, the Company finalized a long-term incentive plan (“LTIP”) for certain employees.   The long-term incentive plan was implemented to retain and incentivize employees through the downturn in the housing market.  During the three months ended June 30, 2012 and July 2, 2011, the Company recognized a LTIP expense of $0.5 million and ($0.1) million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statement of operations.    During the six months ended June 30, 2012 and July 2, 2011, the Company recognized a LTIP expense of $1.0 million and $0.5 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statement of operations.  The LTIP liability is $1.9 million and $0.9 million as of June 30, 2012 and December 31, 2011, respectively, and has been recognized as an other long-term liability in the condensed consolidated balance sheets.

9.   INCOME TAXES

Effective tax rate and debt transactions

Income taxes for interim periods have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate.  In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company included certain items treated as discrete events to arrive at an estimated effective tax rate.   For the six months ended June 30, 2012, the Company’s estimated effective income tax rate was approximately 8.9%, which varied from the statutory rate primarily due to state income tax expense, valuation allowance, tax contingencies, and foreign income taxes.  The tax expense of approximately $1.7 million is primarily state income tax expense for the six months ended June 30, 2012.

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

Valuation allowance

As of June 30, 2012, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company currently has book goodwill of approximately $18.7 million that is not amortized, which results in a deferred tax liability of approximately $4.4 million at June 30, 2012.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate its ability to realize the net deferred tax assets and its estimates are subject to change.

Tax uncertainties

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities.  The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements.  These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences.  The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.  The Company’s state income tax returns are currently under examination by various state taxing authorities.  During the six months ended June 30, 2012, the Company increased its tax contingency reserve by approximately $0.9 million as a result of recent ongoing state income tax audits.  During the three months ended July 2, 2011, the Company reversed approximately $6.6 million of tax contingency reserves due to the closing of a federal income tax audit.  The reversal was primarily offset with an increase to the valuation allowance.

Other

As of June 30, 2012, the Company has not established U.S. deferred taxes on approximately $21.0 million of unremitted earnings of the Company’s foreign subsidiary, Ply Gem Canada.  As of June 30, 2012, these earnings are intended to be indefinitely reinvested; as such, it is not appropriate to calculate the estimated deferred tax liability on these indefinitely reinvested earnings.  In the future, the Company may decide not to indefinitely reinvest these earnings at which time the Company would record the related deferred tax liabilities which could be significant.

On December 23, 2011, the U.S. Treasury Department issued comprehensive temporary and proposed regulations addressing the treatment of expenditures related to tangible property for tax purposes.  The Company has begun to evaluate the changes necessary to comply with the regulations and the related administrative procedures and is not currently aware of any adjustments that would be material to the Company’s financial statements.

10.  STOCK-BASED COMPENSATION

Stock Option Plan

A rollforward of stock options outstanding during the six months ended June 30, 2012 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Stock Options	Price	Term (Years)

Balance at January 1, 2012	502,844	$68.57	6.75
Granted	-		-
Exercised	-		-
Forfeited or expired	(3,500)		-
Balance at June 30, 2012	499,344	$68.49	6.26

As of June 30, 2012, the Company has 156,994 vested options and approximately $4.5 million of total unrecognized compensation expense that will be recognized over a weighted average period of 3.00 years.

Other Share-Based Compensation

Upon completion of the acquisition of Ply Gem, the acquisition of MW and the acquisition of AWC Holding Company and its subsidiaries (collectively, “Alenco”), certain members of management made a cash contribution to Ply Gem Prime in exchange for shares of Ply Gem Prime’s common stock.   Ply Gem Prime is the sole shareholder of Ply Gem Holdings.

A rollforward of Ply Gem Prime’s common stock during the six months ended June 30, 2012 is as follows.

Common Stock
Shares Owned by
Management

Balance at January 1, 2012	452,872
Shares issued	-
Shares repurchased	-
Balance at June 30, 2012	452,872

Restricted stock grants

During January 2012, the Company issued 600 restricted stock shares of common stock of Ply Gem Prime to each of three independent members of the Board of Directors. These shares will vest over the 2012 calendar period and the Company is expensing these items ratably over the 2012 twelve month period up to the vesting date.  During the three and six months ended June 30, 2012, the Company expensed $45,000 and $90,000, respectively, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations.

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

The following is a summary of the Company’s segment information:

	For the three months ended		For the six months ended
(Amounts in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011

Net Sales
Siding, Fencing, and Stone	$188,518	$187,340	$331,305	$309,482
Windows and Doors	118,771	107,151	215,160	185,116
	$307,289	$294,491	$546,465	$494,598

Operating earnings (loss)
Siding, Fencing, and Stone	$38,122	$34,726	$54,080	$39,976
Windows and Doors	(2,855)	(5,263)	(13,248)	(20,470)
Unallocated	(4,381)	(3,666)	(8,744)	(7,975)
	$30,886	$25,797	$32,088	$11,531

	Total assets as of
	June 30,	December 31,
	2012	2011

Siding, Fencing, and Stone	$610,064	$579,195
Windows and Doors	272,863	273,909
Unallocated	64,012	39,808
	$946,939	$892,912

12.  RELATED PARTY TRANSACTIONS

Under the “General Advisory Agreement” the Company has entered into with CI Capital Partners LLC (“CI Capital Partners”), formerly Caxton-Iseman Capital, LLC, CI Capital Partners provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  Under the General Advisory Agreement, the Company expensed management fees paid to CI Capital Partners of approximately $0.9 million and $0.9 million within selling, general, and administrative expenses for the three months ended June 30, 2012 and July 2, 2011, respectively, and approximately $1.2 million and $1.0 million within selling, general, and administrative expenses for the six months ended June 30, 2012 and July 2, 2011, respectively.

During the six months ended July 2, 2011, the Company repurchased equity of $1.2 million from a former member of management.

13.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The 8.25% Senior Secured Notes and 13.125% Senior Subordinated Notes were issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of June 30, 2012 and December 31, 2011, and for the three and six months ended June, 2012 and July 2, 2011.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended June 30, 2012

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$289,324	$17,965	$-	$307,289
Cost of products sold	-	-	220,795	13,121	-	233,916
Gross profit	-	-	68,529	4,844	-	73,373
Operating expenses:
Selling, general and
administrative expenses	-	4,297	27,788	3,660	-	35,745
Intercompany administrative
charges	-	-	3,905	805	(4,710)	-
Amortization of intangible assets	-	84	6,658	-	-	6,742
Total operating income (expenses)	-	4,381	38,351	4,465	(4,710)	42,487
Operating earnings (loss)	-	(4,381)	30,178	379	4,710	30,886
Foreign currency gain	-	-	-	96	-	96
Intercompany interest	-	25,684	(25,684)	-	-	-
Interest expense	-	(25,957)	-	(1)	-	(25,958)
Interest income	-	1	36	2	-	39
Intercompany administrative income	-	4,710	-	-	(4,710)	-
Income before equity in
subsidiaries' income	-	57	4,530	476	-	5,063
Equity in subsidiaries' income	5,267	5,210	-	-	(10,477)	-
Income before provision
(benefit) for income taxes	5,267	5,267	4,530	476	(10,477)	5,063
Provision (benefit) for income taxes	-	-	(314)	110	-	(204)
Net income	$5,267	$5,267	$4,844	$366	$(10,477)	$5,267

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(693)	-	(693)
Total comprehensive income (loss)	$5,267	$5,267	$4,844	$(327)	$(10,477)	$4,574

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended July 2, 2011

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$277,272	$17,219	$-	$294,491
Cost of products sold	-	-	215,240	12,222	-	227,462
Gross profit	-	-	62,032	4,997	-	67,029
Operating expenses:
Selling, general and
administrative expenses	-	3,657	27,175	3,731	-	34,563
Intercompany administrative
charges	-	-	4,027	545	(4,572)	-
Amortization of intangible assets	-	9	6,660	-	-	6,669
Total operating expenses	-	3,666	37,862	4,276	(4,572)	41,232
Operating earnings (loss)	-	(3,666)	24,170	721	4,572	25,797
Foreign currency gain	-	-	-	218	-	218
Intercompany interest	-	25,683	(25,683)	-	-	-
Interest expense	-	(24,939)	-	-	-	(24,939)
Interest income	-	-	26	2	-	28
Intercompany administrative income	-	4,572	-	-	(4,572)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	1,650	(1,487)	941	-	1,104
Equity in subsidiaries' income (loss)	2,063	413	-	-	(2,476)	-
Income (loss) before provision
(benefit) for income taxes	2,063	2,063	(1,487)	941	(2,476)	1,104
Provision (benefit) for income taxes	-	-	(1,206)	247	-	(959)
Net income (loss)	$2,063	$2,063	$(281)	$694	$(2,476)	$2,063

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	52	-	52
Total comprehensive income (loss)	$2,063	$2,063	$(281)	$746	$(2,476)	$2,115

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended June 30, 2012

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$513,976	$32,489	$-	$546,465
Cost of products sold	-	-	405,862	24,315	-	430,177
Gross profit	-	-	108,114	8,174	-	116,288
Operating expenses:
Selling, general and
administrative expenses	-	8,600	54,569	7,570	-	70,739
Intercompany administrative
charges	-	-	6,939	1,332	(8,271)	-
Amortization of intangible assets	-	144	13,317	-	-	13,461
Total operating income	-	8,744	74,825	8,902	(8,271)	84,200
Operating earnings (loss)	-	(8,744)	33,289	(728)	8,271	32,088
Foreign currency gain	-	-	-	164	-	164
Intercompany interest	-	51,366	(51,366)	-	-	-
Interest expense	-	(51,012)	-	(2)	-	(51,014)
Interest income	-	2	46	6	-	54
Intercompany administrative income	-	8,271	-	-	(8,271)	-
Loss before equity in
subsidiaries' loss	-	(117)	(18,031)	(560)	-	(18,708)
Equity in subsidiaries' loss	(20,376)	(20,259)	-	-	40,635	-
Loss before provision
(benefit) for income taxes	(20,376)	(20,376)	(18,031)	(560)	40,635	(18,708)
Provision (benefit) for income taxes	-	-	1,789	(121)	-	1,668
Net loss	$(20,376)	$(20,376)	$(19,820)	$(439)	$40,635	$(20,376)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	(29)	-	(29)
Total comprehensive loss	$(20,376)	$(20,376)	$(19,820)	$(468)	$40,635	$(20,405)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the six months ended July 2, 2011

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$465,973	$28,625	$-	$494,598
Cost of products sold	-	-	378,494	21,293	-	399,787
Gross profit	-	-	87,479	7,332	-	94,811
Operating expenses:
Selling, general and
administrative expenses	-	7,957	54,451	7,519	-	69,927
Intercompany administrative
charges	-	-	7,401	986	(8,387)	-
Amortization of intangible assets	-	18	13,335	-	-	13,353
Total operating expenses	-	7,975	75,187	8,505	(8,387)	83,280
Operating earnings (loss)	-	(7,975)	12,292	(1,173)	8,387	11,531
Foreign currency gain	-	-	-	351	-	351
Intercompany interest	-	51,365	(51,365)	-	-	-
Interest expense	-	(51,398)	(1)	-	-	(51,399)
Interest income	-	3	50	11	-	64
Loss on modification or
extinguishment of debt	-	(27,863)	-	-	-	(27,863)
Intercompany administrative income	-	8,387	-	-	(8,387)	-
Loss before equity in
subsidiaries' loss	-	(27,481)	(39,024)	(811)	-	(67,316)
Equity in subsidiaries' loss	(68,829)	(41,348)	-	-	110,177	-
Loss before provision (benefit) for
income taxes	(68,829)	(68,829)	(39,024)	(811)	110,177	(67,316)
Provision (benefit) for income taxes	-	-	1,706	(193)	-	1,513
Net loss	$(68,829)	$(68,829)	$(40,730)	$(618)	$110,177	$(68,829)

Other comprehensive income:
Foreign currency translation adjustments	-	-	-	983	-	983
Total comprehensive income (loss)	$(68,829)	$(68,829)	$(40,730)	$365	$110,177	$(67,846)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2012

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$33,602	$20	$4,700	$-	$38,322
Accounts receivable, net	-	-	139,300	9,656	-	148,956
Inventories:
Raw materials	-	-	39,593	4,629	-	44,222
Work in process	-	-	24,003	282	-	24,285
Finished goods	-	-	40,851	3,600	-	44,451
Total inventory	-	-	104,447	8,511	-	112,958
Prepaid expenses and other
current assets	-	901	10,802	3,346	-	15,049
Deferred income taxes	-	-	2,235	8	-	2,243
Total current assets	-	34,503	256,804	26,221	-	317,528
Investments in subsidiaries	(296,980)	(176,611)	-	-	473,591	-
Property and Equipment, at cost:
Land	-	-	3,565	172	-	3,737
Buildings and improvements	-	-	36,216	1,319	-	37,535
Machinery and equipment	-	1,723	268,903	8,607	-	279,233
	-	1,723	308,684	10,098	-	320,505
Less accumulated depreciation	-	(847)	(217,903)	(5,708)	-	(224,458)
Total property and equipment, net	-	876	90,781	4,390	-	96,047
Other Assets:
Intangible assets, net	-	-	107,741	-	-	107,741
Goodwill	-	-	382,165	9,289	-	391,454
Deferred income taxes	-	-	-	3,118	-	3,118
Intercompany note receivable	-	856,739	-	-	(856,739)	-
Other	-	28,944	2,107	-	-	31,051
Total other assets	-	885,683	492,013	12,407	(856,739)	533,364
	$(296,980)	$744,451	$839,598	$43,018	$(383,148)	$946,939

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$325	$79,023	$5,805	$-	$85,153
Accrued expenses	-	37,817	58,841	3,507	-	100,165
Total current liabilities	-	38,142	137,864	9,312	-	185,318
Deferred income taxes	-	-	7,086	-	-	7,086
Intercompany note payable	-	-	856,739	-	(856,739)	-
Other long-term liabilities	-	10,254	47,396	830	-	58,480
Long-term debt	-	993,035	-	-	-	993,035
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	310,078	310,078	429,717	1,874	(741,669)	310,078
(Accumulated deficit) retained earnings	(600,961)	(600,961)	(639,204)	21,191	1,218,974	(600,961)
Accumulated other
comprehensive income (loss)	(6,097)	(6,097)	-	9,811	(3,714)	(6,097)
Total stockholder's (deficit) equity	(296,980)	(296,980)	(209,487)	32,876	473,591	(296,980)
	$(296,980)	$744,451	$839,598	$43,018	$(383,148)	$946,939

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$8,578	$(3,408)	$6,530	$-	$11,700
Accounts receivable, net	-	-	102,052	7,463	-	109,515
Inventories:
Raw materials	-	-	37,024	4,885	-	41,909
Work in process	-	-	23,619	667	-	24,286
Finished goods	-	-	36,282	2,328	-	38,610
Total inventory	-	-	96,925	7,880	-	104,805
Prepaid expenses and other
current assets	-	422	9,893	2,957	-	13,272
Deferred income taxes	-	-	5,666	9	-	5,675
Total current assets	-	9,000	211,128	24,839	-	244,967
Investments in subsidiaries	(277,322)	(164,863)	-	-	442,185	-
Property and Equipment, at cost:
Land	-	-	3,565	172	-	3,737
Buildings and improvements	-	-	35,280	1,308	-	36,588
Machinery and equipment	-	1,335	262,349	8,436	-	272,120
	-	1,335	301,194	9,916	-	312,445
Less accumulated depreciation	-	(762)	(206,585)	(5,253)	-	(212,600)
Total property and equipment, net	-	573	94,609	4,663	-	99,845
Other Assets:
Intangible assets, net	-	-	121,148	-	-	121,148
Goodwill	-	-	382,165	9,302	-	391,467
Deferred income taxes	-	-	-	3,121	-	3,121
Intercompany note receivable	-	856,739	-	-	(856,739)	-
Other	-	30,235	2,129	-	-	32,364
Total other assets	-	886,974	505,442	12,423	(856,739)	548,100
	$(277,322)	$731,684	$811,179	$41,925	$(414,554)	$892,912

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$720	$44,652	$4,718	$-	$50,090
Accrued expenses	-	36,987	50,790	3,104	-	90,881
Total current liabilities	-	37,707	95,442	7,822	-	140,971
Deferred income taxes	-	-	9,865	-	-	9,865
Intercompany note payable	-	-	856,739	-	(856,739)	-
Other long-term liabilities	-	9,629	47,240	859	-	57,728
Long-term debt	-	961,670	-	-	-	961,670
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	309,331	309,331	421,277	6,562	(737,170)	309,331
(Accumulated deficit) retained earnings	(580,585)	(580,585)	(619,384)	21,630	1,178,339	(580,585)
Accumulated other
comprehensive income (loss)	(6,068)	(6,068)	-	5,052	1,016	(6,068)
Total stockholder's equity (deficit)	(277,322)	(277,322)	(198,107)	33,244	442,185	(277,322)
	$(277,322)	$731,684	$811,179	$41,925	$(414,554)	$892,912

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2012

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net loss	$(20,376)	$(20,376)	$(19,820)	$(439)	$40,635	$(20,376)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Depreciation and amortization
expense	-	85	25,924	497	-	26,506
Non-cash interest expense, net	-	5,886	-	-	-	5,886
Gain on foreign currency transactions	-	-	-	(164)	-	(164)
Stock based compensation	-	750	-	-	-	750
Deferred income taxes	-	-	652	1	-	653
Increase in uncertain tax positions, net of valuation allowance	-	-	905	-	-	905
Equity in subsidiaries' net loss	20,376	20,259	-	-	(40,635)	-
Other	-	-	(28)	-	-	(28)
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(37,248)	(2,237)	-	(39,485)
Inventories	-	-	(7,522)	(651)	-	(8,173)
Prepaid expenses and other
current assets	-	(323)	(1,009)	(417)	-	(1,749)
Accounts payable	-	(395)	33,727	507	-	33,839
Accrued expenses	-	1,085	6,744	1,044	-	8,873
Other	-	-	(68)	227	-	159
Net cash provided by (used in)
operating activities	-	6,971	2,257	(1,632)	-	7,596
Cash flows from investing
activities:
Capital expenditures	-	(387)	(7,523)	(227)	-	(8,137)
Proceeds from sale of assets	-	-	155	8	-	163
Net cash used in
investing activities	-	(387)	(7,368)	(219)	-	(7,974)
Cash flows from financing
activities:
Proceeds from long-term debt	-	34,000	-	-	-	34,000
Revolver borrowings (payments), net	-	(6,000)	-	-	-	(6,000)
Proceeds from intercompany
investment	-	(8,539)	8,539	-	-	-
Debt issuance costs paid	-	(1,021)	-	-	-	(1,021)
Net cash provided by
financing activities	-	18,440	8,539	-	-	26,979
Impact of exchange rate movement
on cash	-	-	-	21	-	21
Net increase (decrease) in cash
and cash equivalents	-	25,024	3,428	(1,830)	-	26,622
Cash and cash equivalents at the
beginning of the period	-	8,578	(3,408)	6,530	-	11,700
Cash and cash equivalents at the end
of the period	$-	$33,602	$20	$4,700	$-	$38,322

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 2, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net loss	$(68,829)	$(68,829)	$(40,730)	$(618)	$110,177	$(68,829)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Depreciation and amortization
expense	-	84	26,577	422	-	27,083
Non-cash interest expense, net	-	5,344	-	-	-	5,344
Gain on foreign currency transactions	-	-	-	(351)	-	(351)
Loss on modification or
extinguishment of debt	-	27,863	-	-	-	27,863
Stock based compensation	-	139	-	-	-	139
Deferred income taxes	-	-	6,880	65	-	6,945
Reduction in uncertain tax positions, net of valuation allowance	-	-	(6,617)	-	-	(6,617)
Equity in subsidiaries' net loss	68,829	41,348	-	-	(110,177)	-
Other	-	-	(2)	(3)	-	(5)
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(52,000)	(1,949)	-	(53,949)
Inventories	-	-	(31,082)	(1,915)	-	(32,997)
Prepaid expenses and other
current assets	-	(167)	(1,916)	(2,032)	-	(4,115)
Accounts payable	-	51	26,764	1,048	-	27,863
Accrued expenses	-	13,650	15,999	702	-	30,351
Cash payments on restructuring liabilities	-	-	(407)	-	-	(407)
Other	-	-	1	356	-	357
Net cash provided by (used in)
operating activities	-	19,483	(56,533)	(4,275)	-	(41,325)
Cash flows from investing
activities:
Capital expenditures	-	(116)	(4,539)	(500)	-	(5,155)
Proceeds from sale of assets	-	-	10	-	-	10
Net cash used in
investing activities	-	(116)	(4,529)	(500)	-	(5,145)
Cash flows from financing
activities:
Proceeds from long-term debt	-	423,684	-	-	-	423,684
Payments on long-term debt	-	(348,684)	-	-	-	(348,684)
Net revolver borrowings	-	85,000	-	-	-	85,000
Payments on previous revolver credit facility	-	(30,000)	-	-	-	(30,000)
Proceeds from intercompany
investment	-	(61,071)	61,044	27	-	-
Payment of early tender premium	-	(49,769)	-	-	-	(49,769)
Equity repurchases	-	(1,183)	-	-	-	(1,183)
Debt issuance costs paid	-	(26,082)	-	-	-	(26,082)
Net cash provided by (used in)
financing activities	-	(8,105)	61,044	27	-	52,966
Impact of exchange rate movement
on cash	-	-	-	75	-	75
Net increase (decrease) in cash
and cash equivalents	-	11,262	(18)	(4,673)	-	6,571
Cash and cash equivalents at the
beginning of the period	-	12,172	(1,117)	6,443	-	17,498
Cash and cash equivalents at the end
of the period	$-	$23,434	$(1,135)	$1,770	$-	$24,069

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

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 61% and 39% of our sales, respectively, for the six months ended June 30, 2012.  These two segments produce a comprehensive product line of vinyl siding, designer accents and skirting, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries’ $212.5 million senior secured asset-based revolving credit facility (the “ABL Facility”) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the indentures governing Ply Gem Industries 8.25% senior secured notes due 2018 (the “8.25% Senior Secured Notes”) and 13.125% senior subordinated notes due 2014 (the “13.125% Senior Subordinated Notes”) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A expenses”) includes all non-product related operating expenses, including selling, marketing, research and development costs, information technology, and other general and administrative expenses.

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

	For the three months ended		For the six months ended
(Amounts in thousands)	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Sales
Siding, Fencing, and Stone	$188,518	$187,340	$331,305	$309,482
Windows and Doors	118,771	107,151	215,160	185,116
Operating earnings (loss)
Siding, Fencing, and Stone	38,122	34,726	54,080	39,976
Windows and Doors	(2,855)	(5,263)	(13,248)	(20,470)
Unallocated	(4,381)	(3,666)	(8,744)	(7,975)
Foreign currency gain
Windows and Doors	96	218	164	351
Interest expense, net
Siding, Fencing, and Stone	36	26	46	50
Windows and Doors	-	2	4	10
Unallocated	(25,955)	(24,939)	(51,010)	(51,395)
Income tax benefit (provision)
Unallocated	204	959	(1,668)	(1,513)
Loss on modification or
extinguishment of debt
Unallocated	-	-	-	(27,863)

Net income (loss)	$5,267	$2,063	$(20,376)	$(68,829)

Our business is seasonal and the results of operations for the periods presented are not necessarily indicative of the results for a full fiscal year or any future period.

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	June 30, 2012		July 2, 2011
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$188,518	100.0%	$187,340	100.0%
Gross profit	54,761	29.0%	51,626	27.6%
SG&A expenses	14,569	7.7%	14,828	7.9%
Amortization of intangible assets	2,070	1.1%	2,072	1.1%
Operating earnings	38,122	20.2%	34,726	18.5%

Net Sales

Net sales for the three months ended June 30, 2012 increased $1.2 million or 0.6% compared to the same period in 2011.  The net sales increase is primarily a result of share gains realized in our metal, fencing and stone products as well as improving conditions in the U.S. residential new construction market. According to the U.S. Census Bureau, 2012 single family housing starts were estimated to have increased approximately 23.3% for the second quarter of 2012 as compared to the second quarter of 2011.  The favorability that we realized from our market share gains and improved new construction market conditions were largely offset by lower demand in the repair and remodel market, as evidenced by the Leading Indicator of Remodeling Activity (“LIRA”) which showed a decline in the second quarter trailing twelve months as compared to the first quarter trailing twelve months.  The weaker repair and remodeling market conditions were also reflected by the Vinyl Siding Institute which reported that industry unit shipments for the second quarter were down 4.7% as compared to the same period in 2011.

Gross Profit

Gross profit for the three months ended June 30, 2012 increased compared to the same period in 2011 by approximately $3.1 million or 6.1%.  The gross profit increase is attributable to the net sales increase of 0.6% as well as lower aluminum raw material costs.  According to the London Metal Exchange, the price of aluminum decreased approximately 17.6% for the three months ended June 30, 2012 compared to the three months ended July 2, 2011.  Published market prices for PVC resin for the three months ended June 30, 2012 were comparable to both our prior fiscal quarter and the three month period ended July 2, 2011.

Gross profit as a percentage of sales improved to 29.0% for the three months ended June 30, 2012 from 27.6% for the three months ended July 2, 2011.  Included in gross profit for 2011 were net inventory buybacks of approximately $3.0 million resulting from the buyback, or lift-out, of our competitor’s product on initial stock orders partially offset by the scrap value of such inventory.  Our gross profit percentage for the three months ended July 2, 2011 would have been 28.6% excluding buybacks, consistent with the 2012 second quarter gross profit percentage.

Selling, general and administrative expenses

SG&A expenses for the three months ended June 30, 2012 decreased from the three months ended July 2, 2011 by approximately $0.3 million, or 1.7%.      We have effectively managed our SG&A expenses during the current housing market environment.

Amortization of intangible assets

Amortization expense for the three months ended June 30, 2012 was consistent with the same period in 2011.

	For the six months ended
(Amounts in thousands)	June 30, 2012		July 2, 2011
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$331,305	100.0%	$309,482	100.0%
Gross profit	87,487	26.4%	73,701	23.8%
SG&A expenses	29,265	8.8%	29,565	9.6%
Amortization of intangible assets	4,142	1.3%	4,160	1.3%
Operating earnings	54,080	16.3%	39,976	12.9%

Net Sales

Net sales for the six months ended June 30, 2012 increased $21.8 million or 7.1% compared to the six months ended July 2, 2011.  During the six months ended July 2, 2011, our net sales were reduced by a $10.4 million sales credit related to an inventory buyback for the lift-out of competitors inventory related to a significant new customer win.  However, the $10.4 million inventory buyback was offset by the initial stocking sales and inventory build to this same new customer. The 7.1% net sales increase was primarily driven by volume increases in the U.S. new construction housing market for the six months ended June 30, 2012 based on the favorable weather conditions that existed throughout most of the United States during the first three months of 2012.  According to the U.S. National Climatic Data Center, the 2012 winter was the fourth warmest winter for the United States in the last century.  The favorable weather caused an increase in housing demand despite the weak overall general economic conditions that continue to exist in the United States including, among other things, high unemployment, the number of foreclosures, and lower home prices. The U.S. Census Bureau has estimated that single family housing starts for the first six months of 2012 have increased approximately 21.0% relative to the first six months of 2011.  Conversely, market demand for repair and remodeling products slowed during the second quarter of 2012. According to the LIRA, the four-quarter moving rate of change at the end of June 30, 2012 was 0.8%, down from 3.7% at the end of the first quarter.  According to the Vinyl Siding Institute, vinyl siding industry shipments increased by 2.1% for the first six months of 2012 compared to the first six months of 2011, while the Company’s vinyl siding shipments decreased 1.8% when comparing the same periods.  The 1.8% decrease in the Company’s unit shipments relates to the previously mentioned initial stocking sales and inventory build in the first six months of 2011 for a significant new customer gain that the Company realized in early 2011. After giving effect to the aforementioned initial stocking sales and inventory build, the Company believes that its vinyl siding unit volume shipments would have been in line with or slightly better than the overall vinyl siding industry performance.

Gross Profit

Gross profit for the six months ended June 30, 2012 increased compared to the same period in 2011 by approximately $13.8 million or 18.7%.  As discussed above, during the six months ended July 2, 2011, our net sales and gross profit were reduced by $10.4 million and $9.3 million, respectively, related to an inventory buyback for the lift-out of competitor’s inventory related to a significant new customer gain.  Excluding the $9.3 million net impact of the inventory buyback, our gross profit for the six months ended June 30, 2012 relative to the six months ended July 2, 2011 increased $4.5 million or 6.0%, which is consistent with the 7.1% net sales increase for the six months ended June 30, 2012.

Gross profit as a percentage of sales increased to 26.4% for the six months ended June 30, 2012 from 23.8% for the six months ended July 2, 2011.  Excluding the $9.3 million impact of the inventory buyback, our gross profit for the six months ended July 2, 2011 would have been 26.0% consistent with the six months ended June 30, 2012.

Selling, general and administrative expenses

SG&A expenses for the six months ended June 30, 2012 decreased from the six months ended July 2, 2011 by approximately $0.3 million or 1.0%.  We have effectively managed our SG&A expenses during the current housing market environment.

Amortization of intangible assets

Amortization expense for the six months ended June 30, 2012 was consistent with the same period in 2011.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	June 30, 2012		July 2, 2011
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$118,771	100.0%	$107,151	100.0%
Gross profit	18,612	15.7%	15,403	14.4%
SG&A expenses	16,879	14.2%	16,078	15.0%
Amortization of intangible assets	4,588	3.9%	4,588	4.3%
Operating loss	(2,855)	-2.4%	(5,263)	-4.9%
Currency transaction gain	96	0.1%	218	0.2%

Net Sales

Net sales for the three months ended June 30, 2012 increased $11.6 million or 10.8% from the three months ended July 2, 2011.  The net sales increase was driven by sales gains with new and existing customers and the improving conditions in the U.S. residential new construction market.  Our sales gains and the improved housing market conditions resulted in favorable net sales performance relative to the second quarter of 2011 in our new construction vinyl windows.  In addition, sales of our window products in Western Canada were favorably impacted by improved market conditions.  According to the Canadian Mortgage and Housing Corporation, housing starts in Alberta, Canada were estimated to have increased 49.7% in the three months ended June 30, 2012 compared to the three months ended July 2, 2011.

Gross Profit

Gross profit for the three months ended June 30, 2012 increased compared to the same period in 2011 by approximately $3.2 million or 20.8%.  Gross profit as a percentage of sales increased from 14.4% for the second quarter of 2011 to 15.7% for the second quarter of 2012.  The increase in gross profit and gross profit percentage can be attributed to the aforementioned net sales increase of 10.8% for the second quarter and the increased operating leverage on fixed costs associated with this net sales increase.

Selling, general and administrative expenses

SG&A expenses for the three months ended June 30, 2012 increased compared to the three months ended July 2, 2011 by approximately $0.8 million or 5.0%.  The increase in SG&A expense was primarily driven by higher employee related expenses, offset by favorable bad debt expense for the 2012 second quarter.

Amortization of intangible assets

Amortization expense for the three months ended June 30, 2012 was consistent with the same period in 2011.

	For the six months ended
(Amounts in thousands)	June 30, 2012		July 2, 2011
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$215,160	100.0%	$185,116	100.0%
Gross profit	28,801	13.4%	21,110	11.4%
SG&A expenses	32,874	15.3%	32,405	17.5%
Amortization of intangible assets	9,175	4.3%	9,175	5.0%
Operating loss	(13,248)	-6.2%	(20,470)	-11.1%
Currency transaction gain	164	0.1%	351	0.2%

Net Sales

Net sales for the six months ended June 30, 2012 increased $30.0 million or 16.2% from the six months ended July 2, 2011.  The net sales increase was driven by higher unit sales that resulted from improved market conditions in the United States and Western Canada, as well as our continued ability to gain profitable business with existing and new customers.  The U.S. Census Bureau estimates that single family housing starts in the first six months of 2012 increased approximately 21.0% compared to the first six months of 2011, while according to the Canadian Mortgage and Housing Corporation, housing starts in Alberta, Canada were estimated to have increased by 51.2% in the first six months of 2012 as compared to the same period in 2011.

Gross Profit

Gross profit for the six months ended June 30, 2012 increased compared to the six months ended July 2, 2011 by approximately $7.7 million or 36.4%.  Gross profit as a percentage of sales increased from 11.4% for the six months ended July 2, 2011 to 13.4% for the six months ended June 30, 2012.  The increase in gross profit and gross profit percentage can be attributed to the aforementioned net sales increase of 16.2% and the increased operating leverage on fixed costs resulting from the net sales increase during the six months ended June 30, 2012.

Selling, general and administrative expenses

SG&A expenses for the six months ended June 30, 2012 was relatively consistent with the six months ended July 2, 2011, increasing $0.5 million or 1.4%, which was primarily driven by higher employee related costs and other general and administrative expenses.

Amortization of intangible assets

Amortization expense for the six months ended June 30, 2012 was consistent with the same period in 2011.

Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

	For the three months ended
(Amounts in thousands)	June 30, 2012	July 2, 2011
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expenses	$(4,297)	$(3,657)
Amortization of intangible assets	(84)	(9)
Operating loss	(4,381)	(3,666)
Interest expense	(25,957)	(24,939)
Interest income	1	-
Benefit for income taxes	$204	$959

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended June 30, 2012 increased by approximately $0.7 million compared to the same period in 2011 primarily due to certain employee related costs, including stock compensation and long-term incentive plan expenses.

Interest expense

Interest expense for the three months ended June 30, 2012 increased by approximately $1.0 million or 4.1% compared to the same period in 2011.  The increase was primarily due to an increase of approximately $0.8 million as a result of interest on the new Senior Tack-on Notes, which were issued in February 2012, and an increase of approximately $0.2 million due to the amortization of the discount on the same Senior Tack-on Notes.

Income taxes

The income tax benefit for the three months ended June 30, 2012 decreased by approximately $0.8 million compared to the same period in 2011.  Our pre-tax income for the three months ended June 30, 2012 was approximately $5.1 million compared to pre-tax income of approximately $1.1 million for the three months ended July 2, 2011.  For the three months ended June 30, 2012, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense.  Our tax benefit for the three months ended June 30, 2012 was primarily due to the combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized.  During the three months ended June 30, 2012, our effective tax rate was consistent with our expectations for the full 2012 fiscal year.

	For the six months ended
(Amounts in thousands)	June 30, 2012	July 2, 2011
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expenses	$(8,600)	$(7,957)
Amortization of intangible assets	(144)	(18)
Operating loss	(8,744)	(7,975)
Interest expense	(51,012)	(51,398)
Interest income	2	3
Loss on modification or extinguishment of debt	-	(27,863)
Provision for income taxes	$(1,668)	$(1,513)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the six months ended June 30, 2012 increased by approximately $0.8 million compared to the same period in 2011 primarily due to certain employee related costs, including stock compensation and long-term incentive plan expenses.

Interest expense

Interest expense for the six months ended June 30, 2012 decreased by approximately $0.4 million compared to the same period in 2011.  The net decrease was due to a reduction of interest expense resulting from the purchase and redemption of the 11.75% Senior Secured Notes in February and March 2011 and an increase of interest expense resulting from the issuance of the 8.25% Senior Secured Notes in February 2011 and the Senior Tack-on Notes in February 2012.

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

Income taxes

The income tax provision for the six months ended June 30, 2012 increased by approximately $0.2 million compared to the same period in 2011.  Our pre-tax loss for the six months ended June 30, 2012 was approximately $18.7 million compared to a pre-tax loss of approximately $67.3 million for the six months ended July 2, 2011.  For the six months ended June 30, 2012, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense.   Our increase in tax expense for the six months ended June 30, 2012, was primarily due to the combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized.  During the six months ended June 30, 2012, our effective tax rate was consistent with our expectations for the full 2012 fiscal year.

Liquidity and Capital Resources

During the six months ended June 30, 2012, cash increased by approximately $26.6 million compared to an increase of approximately $6.6 million during the six months ended July 2, 2011.  The increase in cash generated was primarily due to improvement in our operating earnings which resulted from higher sales and better working capital metrics.

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

Our primary cash needs are for debt service, capital expenditures, and working capital.  As of June 30, 2012, our annual interest charges for debt service, including the ABL Facility, are estimated to be approximately $89.7 million.  We do not have any scheduled debt maturities until 2014.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.4% to 1.6% of net sales on an annual basis.  As of June 30, 2012, our purchase commitments for inventory are approximately $32.0 million.  We finance these cash requirements through internally generated cash flow and funds borrowed under the ABL Facility.

Our outstanding indebtedness will mature in 2014 and 2018, with the ABL Facility maturing in 2016 if the 13.125% Senior Subordinated Notes are repaid or refinanced by April 15, 2014.  Although we expect to refinance or pay off such indebtedness, we may not be successful in refinancing, extending the maturity or otherwise amending the terms of such indebtedness because of market conditions, disruptions in the debt markets, our financial performance or other reasons. Furthermore, the terms of any refinancing, extension or amendment may not be as favorable as the current terms of our indebtedness. If we are not successful in refinancing our indebtedness or extending its maturity, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness.

In order to further supplement the Company’s operating cash flow, the Company has from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, the Company may elect to pursue additional financing alternatives in the future.

Our specific cash flow movement for the six months ended June 30, 2012 and July 2, 2011 is summarized below:

Cash provided by (used in) operating activities

Net cash provided by operating activities for the six months ended June 30, 2012 was approximately $7.6 million as compared to approximately $41.3 million used in operations for the six months ended July 2, 2011.  The increase in cash provided by operating activities was primarily caused by a $20.6 million lower net loss, excluding the $27.9 million 2011 non-cash loss on modification or extinguishment of debt, resulting from favorable commodity costs and improved operating leverage in the six months ended June 30, 2012 as compared to the prior year.  The decreased net loss was supplemented by a significant increase of $26.2 million in primary working capital for the first half of 2012 versus 2011 resulting primarily from monitoring inventory levels more effectively and lower receivables at June 30, 2012 offset by negative movement in accrued expenses affected by the timing of interest payments as a result of our debt financing during 2011.

Cash used in investing activities

Net cash used in investing activities for the six months ended June 30, 2012 and July 2, 2011 was approximately $8.0 million and $5.1 million, respectively, primarily used for capital expenditures.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended June 30, 2012 was approximately $27.0 million, primarily from net proceeds of $34.0 million from the Senior Tack-on Notes issued in February 2012 partially offset by net revolver payments of $6.0 million under the ABL facility.  Net cash provided by financing activities for the six months ended July 2, 2011 was approximately $53.0 million, primarily from net revolver borrowings of $55.0 million under the ABL Facility, net proceeds of $75.0 million from the debt refinancing for the 8.25% Senior Secured Notes, offset by early tender premium payments of approximately $49.8 million and debt issuance costs of approximately $26.1 million.

Our specific debt instruments and terms are described below:

2012 Notes Offering

On February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (“Senior Tack-on Notes”).  The net proceeds of approximately $32.7 million, after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, are and will be utilized for general corporate purposes.  The additional $40.0 million of 8.25% Senior Secured Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes due 2018.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of June 30, 2012, the Company’s interest rate on the new ABL Facility was approximately 3.0%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February and March).

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

As of June 30, 2012, Ply Gem Industries had approximately $157.1 million of contractual availability and approximately $120.4 million of borrowing base availability under the new ABL Facility, reflecting $49.0 million of borrowings outstanding and approximately $6.4 million of letters of credit and priority payables reserves.

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, the Company amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of June 30, 2012, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011.

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

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $0 and $27.9 million for the six months ended June 30, 2012 and July 2, 2011, respectively, as summarized in the table below.

	For the six months ended
(Amounts in thousands)	June 30, 2012	July 2, 2011

Loss on extinguishment of debt:
Tender premium	$-	$(10,883)
11.75% Senior Secured Notes unamortized discount	-	(775)
11.75% Senior Secured Notes unamortized debt issuance costs	-	(2,757)
	-	(14,415)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	-	(12,261)
Unamortized debt issuance costs for prior ABL Facility	-	(1,187)
	-	(13,448)

Total loss on modification or extinguishment of debt	$-	$(27,863)

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of June 30, 2012, we had cash and cash equivalents of approximately $38.3 million, $157.1 million of contractual availability under the ABL Facility and approximately $120.4 million of borrowing base availability.

In order to further supplement the Company’s operating cash flow, the Company has from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, the Company may elect to pursue additional financing alternatives in the future.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we have a potential obligation related to certain tax issues of approximately $4.5 million, including interest of approximately $1.1 million.  The timing of the potential tax payments is unknown.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $212.5 million as of June 30, 2012, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility was fully drawn as of June 30, 2012, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.5 million per year.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and six months ended June 30, 2012, the net impact of foreign currency changes to our results of operations was a gain of approximately $0.1 million and $0.2 million, respectively.  The impact of foreign currency changes related to translation resulted in an decrease in stockholder’s deficit of approximately $29,000 for the six months ended June 30, 2012.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At June 30, 2012, we did not have any outstanding foreign currency hedging contracts.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of June 30, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended June 30, 2012  that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed on August 10, 2012, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; and (iv) Notes to Condensed Consolidated Financial Statements. **

 *  Filed herewith.

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

Date:  August 10, 2012

By:	/s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date:  August 10, 2012

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary