Form 10-Q
period 2012-09-29
PLY GEM HOLDINGS INC
filed 2012-11-09
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012
or
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

As of November 9, 2012, there were 100 shares of common stock, $0.01 par value, outstanding.

 * The registrant is not required to file this Quarterly Report on Form 10-Q pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, but has filed all reports during the preceding 12 months that would have been required pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  The filing is required, however, pursuant to the terms of the indentures governing Ply Gem Industries, Inc.’s 8.25% senior secured notes due 2018 and 9.375% senior notes due 2017.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED September 29, 2012

CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

	Condensed Consolidated Statements of Operations -
	Three months ended September 29, 2012 and October 1, 2011	1

	Condensed Consolidated Statements of Operations -
	Nine months ended September 29, 2012 and October 1, 2011	2

	Condensed Consolidated Balance Sheets -
	September 29, 2012 and December 31, 2011	3

	Condensed Consolidated Statements of Cash Flows -
	Nine months ended September 29, 2012 and October 1, 2011	4

	Notes to Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 4.	Controls and Procedures	45

PART II – OTHER INFORMATION

Item 5.	Other Information	45

Item 6.	Exhibits	46

Signatures		47

PART I - FINANCIAL INFORMATION

Item 1.                 FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
(Amounts in thousands)	September 29, 2012	October 1, 2011

Net sales	$306,193	$297,889
Cost of products sold	235,500	232,067
Gross profit	70,693	65,822
Operating expenses:
Selling, general and administrative expenses	36,684	34,086
Amortization of intangible assets	6,738	6,667
Total operating expenses	43,422	40,753
Operating earnings	27,271	25,069
Foreign currency gain	100	115
Interest expense	(27,543)	(25,194)
Interest income	17	18
Loss on modification or extinguishment of debt	(3,607)	-
(Loss) income before (benefit) provision for income taxes	(3,762)	8
(Benefit) provision for income taxes	(89)	466
Net loss	$(3,673)	$(458)
Comprehensive loss	$(2,705)	$(3,061)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the nine months ended
(Amounts in thousands)	September 29, 2012	October 1, 2011

Net sales	$852,658	$792,487
Cost of products sold	665,677	631,854
Gross profit	186,981	160,633
Operating expenses:
Selling, general and administrative expenses	107,423	104,013
Amortization of intangible assets	20,199	20,020
Total operating expenses	127,622	124,033
Operating earnings	59,359	36,600
Foreign currency gain	264	466
Interest expense	(78,557)	(76,593)
Interest income	71	82
Loss on modification or extinguishment of debt	(3,607)	(27,863)
Loss before provision for income taxes	(22,470)	(67,308)
Provision for income taxes	1,579	1,979
Net loss	$(24,049)	$(69,287)
Comprehensive loss	$(23,110)	$(70,907)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	September 29, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$28,091	$11,700
Accounts receivable, less allowances of $3,621 and $3,883, respectively	155,496	109,515
Inventories:
Raw materials	40,392	41,909
Work in process	21,459	24,286
Finished goods	37,663	38,610
Total inventory	99,514	104,805
Prepaid expenses and other current assets	13,761	13,272
Deferred income taxes	3,855	5,675
Total current assets	300,717	244,967
Property and Equipment, at cost:
Land	3,737	3,737
Buildings and improvements	37,316	36,588
Machinery and equipment	286,263	272,120
Total property and equipment	327,316	312,445
Less accumulated depreciation	(230,253)	(212,600)
Total property and equipment, net	97,063	99,845
Other Assets:
Intangible assets, net	101,093	121,148
Goodwill	392,717	391,467
Deferred income taxes	3,231	3,121
Other	30,494	32,364
Total other assets	527,535	548,100
	$925,315	$892,912
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$74,913	$50,090
Accrued expenses	80,121	90,881
Total current liabilities	155,034	140,971
Deferred income taxes	8,716	9,865
Other long-term liabilities	58,107	57,728
Long-term debt	1,002,770	961,670

Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	-	-
Common stock $0.01 par, 100 shares authorized, issued and outstanding	-	-
Additional paid-in-capital	310,451	309,331
Accumulated deficit	(604,634)	(580,585)
Accumulated other comprehensive loss	(5,129)	(6,068)
Total stockholder's deficit	(299,312)	(277,322)
	$925,315	$892,912

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
(Amounts in thousands)	September 29, 2012	October 1, 2011

Cash flows from operating activities:
Net loss	$(24,049)	$(69,287)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation and amortization expense	39,579	40,554
Non-cash interest expense, net	8,999	7,775
Gain on foreign currency transactions	(264)	(466)
Loss on modification or extinguishment of debt	3,607	27,863
Stock based compensation	1,123	200
Deferred income taxes	627	6,862
Increase (reduction) in uncertain tax positions, net of valuation allowance	400	(6,617)
Other	(41)	(43)
Changes in operating assets and liabilities:
Accounts receivable, net	(45,679)	(55,228)
Inventories	5,565	(18,752)
Prepaid expenses and other assets	(439)	(1,957)
Accounts payable	23,759	18,600
Accrued expenses	(12,448)	34
Cash payments on restructuring liabilities	(535)	(407)
Other	346	554
Net cash provided by (used in) operating activities	550	(50,315)
Cash flows from investing activities:
Capital expenditures	(15,995)	(8,216)
Proceeds from sale of assets	186	48
Acquisitions, net of cash acquired	(100)	-
Net cash used in investing activities	(15,909)	(8,168)
Cash flows from financing activities:
Proceeds from long-term debt	102,991	423,684
Payments on long-term debt	(58,991)	(348,684)
Revolver (payments) borrowings, net	-	85,000
Payments on previous revolver credit facility	-	(30,000)
Payment of early tender premium	-	(49,769)
Payment of early call premium	(9,844)	-
Equity repurchases	-	(1,483)
Debt issuance costs paid	(2,644)	(26,907)
Net cash provided by financing activities	31,512	51,841
Impact of exchange rate movements on cash	238	(253)
Net increase (decrease) in cash and cash equivalents	16,391	(6,895)
Cash and cash equivalents at the beginning of the period	11,700	17,498
Cash and cash equivalents at the end of the period	$28,091	$10,603

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2011 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2012.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2011 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2012 through September 29, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations for the three and nine months ended September 29, 2012 and October 1, 2011, the condensed consolidated statements of cash flows for the nine months ended September 29, 2012 and October 1, 2011, and the condensed consolidated balance sheets as of September 29, 2012 and December 31, 2011.

Ply Gem is a diversified manufacturer of exterior building products, which are sold primarily in the United States and Canada, and include a wide variety of products for the residential and commercial construction, the do-it-yourself and the professional remodeling and renovation markets.  The demand for the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States and Western Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home repair and remodeling and new home construction sectors.  The Company’s sales are usually lower during the first and fourth quarters.

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

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $3.6 million and $3.9 million at September 29, 2012 and December 31, 2011, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience.  If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed.  The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted.  During the nine months ended October 1, 2011, the Company reclassified approximately $1.4 million from accounts receivable to a note receivable, which is classified as other assets in the accompanying condensed consolidated balance sheet.  As of September 29, 2012, the balance of the note receivable was $0.7 million.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales may cause actual results to differ from estimates at the time such inventory is disposed or sold.   As of September 29, 2012, the Company had inventory purchase commitments of approximately $10.0 million.  Inventory reserves were approximately $7.2 million at September 29, 2012, increasing approximately $0.9 million compared to the December 31, 2011 inventory reserve balance of approximately $6.3 million.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) Siding, Fencing, and Stone (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), and (iii) Ply Gem Canada (formerly known as CWD Windows and Doors, Inc.) in the Windows and Doors segment.  For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three and nine months ended September 29, 2012.

Goodwill

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three and nine months ended September 29, 2012 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with acquiring new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Debt issuance costs, net of accumulated amortization, were approximately $24.7 million and $26.5 million at September 29, 2012 and December 31, 2011, respectively, and have been recorded in other long-term assets in the accompanying condensed consolidated balance sheets.  Amortization of debt issuance costs for the three months ended September 29, 2012 and October 1, 2011 was approximately $1.3 million and $1.0 million, respectively.  Amortization of debt issuance costs for the nine months ended September 29, 2012 and October 1, 2011 was approximately $3.8 million and $3.6 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations.

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

For the three months ended September 29, 2012 and October 1, 2011, the Company recorded a gain from foreign currency transactions of approximately $0.1 million and $0.1 million, respectively.  For the nine months ended September 29, 2012 and October 1, 2011, the Company recorded a gain from foreign currency transactions of approximately $0.3 million and $0.5 million, respectively.  As of September 29, 2012 and December 31, 2011, accumulated other comprehensive loss included a currency translation adjustment of approximately $1.0 million and $(0.7) million, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

				Significant
(Amounts in thousands)				Other	Significant
		Fair	Quoted Prices	Observable	Unobservable
	Carrying	Value	in Active Markets	Inputs	Inputs
	Value *	Total	(Level 1)	(Level 2)	(Level 3)
As of September 29, 2012
Liabilities:
Senior Unsecured Notes-9.375%	$160,000	$160,800	$160,800	$-	$-
Senior Secured Notes-8.25%	840,000	876,750	876,750	-	-
	$1,000,000	$1,037,550	$1,037,550	$-	$-

As of December 31, 2011
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$132,188	$132,188	$-	$-
Senior Secured Notes-8.25%	800,000	697,000	697,000	-	-
	$950,000	$829,188	$829,188	$-	$-

*Carrying values exclude unamortized discounts for long-term debt.

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”)  issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. GAAP and IFRS. The differences in the offsetting requirements account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS for certain entities.  The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement.  The implementation of this guidance is not expected to have a material impact on the Company’s disclosures.

In January 2012, the FASB proposed guidance intended to reduce the cost and complexity of testing indefinite-lived intangible assets for impairment. The proposal would allow companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar to the recently issued guidance on goodwill impairment.  The proposal would allow companies the option to first assess qualitatively whether it is necessary to perform the quantitative impairment test. A company would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. The implementation of this guidance is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.  There was no goodwill impairment for the year ended December 31, 2011 and no impairment indicators which would trigger an interim impairment test during the three and nine months ended September 29, 2012.

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

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimates single family housing starts and the repair and remodeling market’s growth rates.  However, there is no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase, or (3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

The reporting unit goodwill balances were as follows as of September 29, 2012 and December 31, 2011:

(Amounts in thousands)
	Siding, Fencing and Stone	Windows and Doors
December 31, 2011	$320,107	$71,360	$391,467
2012 Activity	877	373	1,250
September 29, 2012	$320,984	$71,733	$392,717

On July 30, 2012, the Company acquired substantially all of the production assets of Greendeck Products LLC (“Acquiree”).  The Acquiree was developing an exterior building products production process.  The goodwill of approximately $0.9 million arising from the acquisition consists largely of the commercialization valuation of the underlying products and economies of scale expected from combining the operations of the Company and the assets of Greendeck Products LLC.   The goodwill has been recorded within Siding, Fencing and Stone.  The Company also acquired an intangible asset in this asset purchase valued at approximately $0.1 million, which is based on a license agreement with a third party entity.

The acquisition has an earnout clause included within the asset purchase agreement.  The earnout clause has been fair valued as of the acquisition date and the valuation will be updated at each reporting period.  As of September 29, 2012, the fair value of the earnout is approximately $0.9 million and has been classified within other long-term liabilities in the condensed consolidated balance sheet.  There are no revenues or earnings from the Acquiree for any comparative periods or since the date of acquisition and, consequently, no pro forma information is required or disclosed related to the Acquiree.  The $0.4 million increase within Windows and Doors was attributed to foreign currency.

3.  INTANGIBLE ASSETS, NET

The following table presents the components of intangible assets as of September 29, 2012 and December 31, 2011:

	Average
	Amortization
(Amounts in thousands)	Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of September 29, 2012:
Patents	14	$12,770	$(8,074)	$4,696
Trademarks/Tradenames	11	85,644	(58,358)	27,286
Customer relationships	13	158,158	(89,980)	68,178
Other		2,647	(1,714)	933
Total intangible assets	13	$259,219	$(158,126)	$101,093

As of December 31, 2011:
Patents	14	$12,770	$(7,361)	$5,409
Trademarks/Tradenames	11	85,644	(48,296)	37,348
Customer relationships	13	158,158	(80,851)	77,307
Other		2,503	(1,419)	1,084
Total intangible assets	13	$259,075	$(137,927)	$121,148

Estimated amortization expense for the remainder of 2012 and for fiscal years 2013, 2014, 2015, and 2016 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2012 (remainder of year)	$6,676
2013	16,732
2014	15,353
2015	14,827
2016	14,240

4.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

(Amounts in thousands)	For the three months ended		For the nine months ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net loss	$(3,673)	$(458)	$(24,049)	$(69,287)
Foreign currency translation adjustment	968	(2,603)	939	(1,620)
Comprehensive loss	$(2,705)	$(3,061)	$(23,110)	$(70,907)

5.  LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at September 29, 2012 and December 31, 2011 consists of the following:

(Amounts in thousands)	September 29, 2012	December 31, 2011

Senior secured asset based revolving credit facility	$55,000	$55,000
8.25% Senior secured notes due 2018, net of
unamortized early tender premium and
discount of $42,194 and $40,641, respectively	797,806	759,359
13.125% Senior subordinated notes due 2014, net of
unamortized discount of $2,689	-	147,311
9.375% Senior unsecured notes due 2017, net of
unamortized discount of $10,036	149,964	-
	$1,002,770	$961,670

Recent Developments

On September 27, 2012, Ply Gem Industries completed an offering for $160.0 million aggregate principal amount of 9.375% Senior Unsecured Notes due 2017 (the “9.375% Senior Notes”).  The net proceeds of this offering, together with cash on hand, were deposited with the trustee for Ply Gem Industries’ 13.125% Senior Subordinated Notes due 2014 (the “13.125% Senior Subordinated Notes”) to satisfy and discharge its obligations under the 13.125% Senior Subordinated Notes and the indenture governing the 13.125% Senior Subordinated Notes.  The 9.375% Senior Notes will mature on April 15, 2017.

On February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (“Senior Tack-on Notes”).  The net proceeds of approximately $32.7 million, after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, are and will continue to be utilized for general corporate purposes.  The additional $40.0 million of 8.25% Senior Secured Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes due 2018.

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

On August 4, 2011, Ply Gem Industries completed its exchange offer with respect to the 8.25% Senior Secured Notes issued in February 2011 by exchanging $800.0 million 8.25% Senior Secured Notes, which were registered under the Securities Act, for $800.0 million of the issued and outstanding 8.25% Senior Secured Notes.  Upon completion of the exchange offer, all $800 million of issued and outstanding 8.25% Senior Secured Notes were registered under the Securities Act.  However, the $40.0 million of Senior Tack-on Notes issued in February 2012 have not been registered under the Securities Act and there is no contractual requirement to register these instruments.

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

Senior Secured Asset-Based Revolving Credit Facility due 2016

On January 26, 2011, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into a new ABL Facility.  Ply Gem Industries and Ply Gem Canada used the initial borrowing under the new ABL Facility to repay all of the outstanding indebtedness (including all accrued interest) under the Senior Secured Asset-Based Revolving Credit Facility due 2013.  The new ABL Facility initially provided for revolving credit financing of up to $175.0 million, subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In August 2011, the Company exercised a portion of the accordion feature under the new ABL Facility for $37.5 million, or 50% of the eligible accordion, increasing the new ABL Facility from $175.0 million to $212.5 million.  Under the terms of the new ABL Facility, the Company has the ability to further increase the revolving commitments up to another $37.5 million to $250.0 million.  Under the new ABL Facility, $197.5 million is available to Ply Gem Industries and $15.0 million is available to Ply Gem Canada.  All outstanding loans under the new ABL Facility are due and payable in full on January 26, 2016.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of September 29, 2012, the Company’s interest rate on the new ABL Facility was approximately 2.9%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February and March).

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

On September 21, 2012, Ply Gem Industries completed an amendment to its ABL Facility to permit the refinancing of its 13.125% Senior Subordinated Notes with unsecured notes rather than subordinated notes.  No other terms or provisions were modified or changed in conjunction with this amendment.

As of September 29, 2012, Ply Gem Industries had approximately $151.2 million of contractual availability and approximately $107.4 million of borrowing base availability under the new ABL Facility, reflecting $55.0 million of borrowings outstanding and approximately $6.3 million of letters of credit and priority payables reserves.

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, the Company amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of September 29, 2012, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011.

13.125% Senior Subordinated Notes due 2014

On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its previous 9% Senior Subordinated Notes due 2012 and to pay certain related costs and expenses.  The interest rate on these Notes was 13.125% and was paid semi-annually on January 15 and July 15 of each year.

On September 27, 2012, Ply Gem Industries used the net proceeds from the issuance of the 9.375% Senior Notes, together with cash on hand, aggregating $165.4 million, to satisfy and discharge its obligations under the 13.125% Senior Subordinated Notes and the indenture governing the 13.125% Senior Subordinated Notes.  In addition, on September 27, 2012, Ply Gem Industries issued a notice of redemption to redeem all of the outstanding 13.125% Senior Subordinated Notes on October 27, 2012 at a redemption price equal to 106.5625% plus accrued and unpaid interest to the redemption date.  The $165.4 million deposited with the trustee for the 13.125% Senior Subordinated Notes included a $9.8 million call premium and $5.7 million of accrued interest.

On October 27, 2012, the Company completed the redemption of all $150.0 million principal amount of the 13.125% Senior Subordinated Notes.   The loss recorded as a result of the debt transactions is discussed in the section “Loss on debt modification or extinguishment” below.

9.375% Senior Notes due 2017

On September 27, 2012, Ply Gem Industries issued $160.0 million of 9.375% Senior Notes at par. Ply Gem Industries used the proceeds of the offering, together with cash on hand, to satisfy and discharge its obligations under the 13.125% Senior Subordinated Notes and the indenture governing the 13.125% Senior Subordinated Notes.  The 9.375% Senior Notes will mature on April 15, 2017 and bear interest at the rate of 9.375% per annum.  Interest will be paid semi-annually on April 15 and October 15 of each year.  A portion of the early call premium and the original unamortized discount on the 13.125% Senior Subordinated Notes was recorded as a discount on the $160.0 million of 9.375% Senior Notes, given that the transaction was predominately accounted for as a loan modification.

Prior to October 15, 2014, Ply Gem Industries may redeem the 9.375% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium.  Prior to October 15, 2014, Ply Gem Industries may redeem up to 40% of the aggregate principal amount of the 9.375% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 109.375% of the aggregate principal amount of the 9.375% Senior Notes, plus accrued and unpaid interest, if any, provided that at least 60% of the aggregate principal amount of the 9.375% Senior Notes remains outstanding after the redemption. On or after October 15, 2014, and prior to October 15, 2015, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 9.375% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 103% of the aggregate principal amount of the 9.375% Senior Notes, plus accrued and unpaid interest, if any. On or after October 15, 2015, Ply Gem Industries  may redeem up to 100% of the aggregate principal amount of the 9.375% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 100% of the aggregate principal amount of the 9.375% Senior Notes, plus accrued and unpaid interest, if any to the redemption date.  At any time on or after October 15, 2014, Ply Gem Industries may redeem the 9.375% Senior Notes, in whole or in part, at the declining redemption prices set forth in the indenture governing the 9.375% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date.

The 9.375% Senior Notes are unsecured and equal in right of payment to all of our existing and future senior debt, including the ABL Facility and the 8.25% Senior Secured Notes.  The 9.375% Senior Notes are unconditionally guaranteed on a joint and several basis by the Guarantors (other than certain unrestricted subsidiaries) on a senior unsecured basis.  The guarantees are general unsecured obligations and are equal in right of payment to all existing senior debt of the Guarantors, including their guarantees of the 8.25% Senior Secured Notes and the ABL Facility.  The 9.375% Senior Notes and guarantees are effectively subordinated to all of Ply Gem Industries’ and the guarantors’ existing and future secured indebtedness, including the 8.25% Senior Secured Notes and the ABL Facility, to the extent of the value of the assets securing such indebtedness.

The indenture governing the 9.375% Senior Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets.  In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including, but not limited to, debt not to exceed the sum of (a) the greater of (i) $250.0 million and (ii) the borrowing base as of date of such incurrence; purchase money indebtedness in an aggregate amount not to exceed the greater of $35.0 million and 20% of consolidated net tangible assets at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings.  Permitted dividends and distributions include those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $2.0 million in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million.

Loss on debt modification or extinguishment

As a result of the 9.375% Senior Notes issuance and the transactions relating to the 13.125% Senior Subordinated Notes in September 2012, the Company performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, the Company evaluated each creditor with ownership in both the 13.125% Senior Subordinated Notes and the 9.375% Senior Notes to determine whether the transaction should be accounted for as a modification or an extinguishment of debt as it relates to each individual holder.  The Company incurred an early call premium of approximately $9.8 million in connection with this transaction, of which approximately $8.3 million was recorded as a discount on the 9.375% Senior Notes and approximately $1.5 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations for the three and nine months ended September 29, 2012.  The Company also expensed approximately $0.3 million for the unamortized discount and $0.4 million for the unamortized debt issuance costs for the 13.125% Senior Subordinated Notes as a result of this transaction for the three and nine months ended September 29, 2012.  The Company also incurred approximately $2.5 million of costs associated with this transaction, of which approximately $1.1 million was recorded as debt issuance costs and approximately $1.4 million was expensed as loss on modification or extinguishment of debt in the condensed consolidated statement of operations for the three and nine months ended September 29, 2012.

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during 2011, the Company performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, the Company evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt.  The Company determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes.  The Company incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations for the nine months ended October 1, 2011.  The Company also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction for the nine months ended October 1, 2011.  The Company also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.2 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations for the nine months ended October 1, 2011.

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

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $3.6 million for the three months ended September 29, 2012 and $3.6  million and $27.9 million for the nine months ended September 29, 2012 and October 1, 2011, respectively as summarized in the tables below.

	For the three months ended
(Amounts in thousands)	September 29, 2012	October 1, 2011

Loss on extinguishment of debt:
13.125% Senior Subordinated Notes call premium	$(1,487)	$-
13.125% Senior Subordinated Notes unamortized discount	(372)	-
13.125% Senior Subordinated Notes unamortized debt issuance costs	(299)	-
	(2,158)	-
Loss on modification of debt:
Third party fees for 9.375% Senior Notes	(1,449)	-
	(1,449)	-

Total loss on modification or extinguishment of debt	$(3,607)	$-

	For the nine months ended
(Amounts in thousands)	September 29, 2012	October 1, 2011

Loss on extinguishment of debt:
Tender premium associated with the 11.75% Senior Secured Notes	$-	$(10,883)
11.75% Senior Secured Notes unamortized discount	-	(775)
11.75% Senior Secured Notes unamortized debt issuance costs	-	(2,757)
13.125% Senior Subordinated Notes call premium	(1,487)	-
13.125% Senior Subordinated Notes unamortized discount	(372)	-
13.125% Senior Subordinated Notes unamortized debt issuance costs	(299)	-
	(2,158)	(14,415)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	-	(12,261)
Unamortized debt issuance costs for prior ABL Facility	-	(1,187)
Third party fees for 9.375% Senior Notes	(1,449)	-
	(1,449)	(13,448)

Total loss on modification or extinguishment of debt	$(3,607)	$(27,863)

6.  PENSION PLANS

The Company has two separate pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan.

The Company’s net periodic expense for the combined pension plans for the periods indicated consists of the following components:

	For the three months ended		For the nine months ended
(Amounts in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Service cost	$-	$27	$-	$81
Interest cost	467	493	1,401	1,479
Expected return on plan assets	(504)	(488)	(1,512)	(1,464)
Amortization of loss	200	77	600	231
Net periodic expense	$163	$109	$489	$327

7.  COMMITMENTS AND CONTINGENCIES

Indemnification

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $3.5 million and $3.6 million at September 29, 2012 and December 31, 2011, respectively.  As of each of September 29, 2012 and December 31, 2011, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million in current liabilities, and $3.1 million in long-term liabilities, consisting of the following:

(Amounts in thousands)	September 29, 2012	December 31, 2011

Product claim liabilities	$223	$193
Multiemployer pension plan withdrawal liability	2,675	2,854
Other	582	572
	$3,480	$3,619

Warranty claims

The Company sells a number of products and offers a number of warranties on these products.  The specific terms and conditions of these warranties vary depending on the product sold and the country in which the product is sold.  The Company estimates the costs expected to be incurred under its warranties and records a liability for such costs at the time of sale, which is recorded in both accrued expenses and other long-term liabilities in the accompanying condensed consolidated balance sheets.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company periodically assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of September 29, 2012 and December 31, 2011, warranty liabilities of approximately $7.9 million and $7.7 million, respectively, have been recorded in current liabilities and approximately $29.7 million and $30.9 million, respectively, have been recorded in long-term liabilities.

Changes in the Company’s warranty liabilities are as follows:

	For the three months ended		For the nine months ended
(Amounts in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Balance, beginning of period	$37,510	$40,777	$38,612	$41,780
Warranty expense during period	2,992	1,256	7,386	5,450
Settlements made during period	(2,854)	(2,948)	(8,350)	(8,145)
Balance, end of period	$37,648	$39,085	$37,648	$39,085

Environmental

On February 24, 2011, the Company received a draft Administrative Order on Consent from the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA) relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  The Company finalized the Administrative Order on Consent with the EPA, and it became effective on September 12, 2011. During 2011, as part of the Administrative Order on Consent, the Company provided the EPA with drafts of the Description of Current Conditions report and the RCRA Facility Investigation Workplan as well as a preliminary cost estimate of approximately $1.8 million over the remediation period, which is estimated through 2023.  The Company is currently in the process of finalizing these reports, plans and estimates provided to the EPA.  The Company has recorded approximately $0.3 million and $0.5 million of this environmental liability within current liabilities and approximately $1.5 million and $1.3 million within other long-term liabilities in the Company’s consolidated balance sheets at September 29, 2012 and December 31, 2011, respectively.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities for this subject contamination has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.   As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.  As of September 29, 2012, no recovery has been recognized on the Company’s consolidated balance sheet but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

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

8.  ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following:

(Amounts in thousands)
	September 29, 2012	December 31, 2011
Insurance	$3,327	$3,229
Employee compensation and benefits	10,298	6,270
Sales and marketing	24,772	23,282
Product warranty	7,892	7,677
Accrued freight	963	498
Interest	8,770	34,183
Accrued pension	2,577	2,577
Accrued environmental liability	470	708
Accrued taxes	3,443	2,093
Other	17,609	10,364
	$80,121	$90,881

Other long-term liabilities consist of the following:

(Amounts in thousands)
	September 29, 2012	December 31, 2011
Insurance	$1,316	$1,642
Pension liabilities	11,851	13,446
Multi-employer pension withdrawal liability	2,675	2,854
Product warranty	29,756	30,935
Long-term product claim liability	223	193
Long-term environmental liability	1,990	1,750
Liabilities for tax uncertainties	3,946	3,546
Other	6,350	3,362
	$58,107	$57,728

Long-term incentive plan

During the year ended December 31, 2011, the Company finalized a long-term incentive plan (“LTIP”) for certain employees.   The long-term incentive plan was implemented to retain and incentivize employees through the downturn in the housing market.  During the three months ended September 29, 2012 and October 1, 2011, the Company recognized a LTIP expense of $0.5 million and $0.2 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statement of operations.    During the nine months ended September 29, 2012 and October 1, 2011, the Company recognized a LTIP expense of $1.4 million and $0.7 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statement of operations.  The LTIP liability is $2.3 million and $0.9 million as of September 29, 2012 and December 31, 2011, respectively, and has been recognized as an other long-term liability in the condensed consolidated balance sheets.

Other liabilities

During the nine months ended September 29, 2012, the Company made approximately $0.5 million in cash payments on restructuring liabilities.  These payments were for general back office centralization efforts incurred during 2012 as well as product simplification costs incurred for the Windows and Doors segment.

In addition, during the nine months ended October 1, 2011, the Company made $3.7 million in retention payments to certain members of management that were previously accrued within accrued expenses.

9.   INCOME TAXES

Effective tax rate and debt transactions

Income taxes for interim periods have been included in the accompanying condensed consolidated financial statements on the basis of an estimated annual effective tax rate.  In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company included certain items treated as discrete events to arrive at an estimated effective tax rate.   For the nine months ended September 29, 2012, the Company’s estimated effective income tax rate was approximately 7.0%, which varied from the statutory rate primarily due to state income tax expense, valuation allowance, tax contingencies, and foreign income taxes.  The tax expense of approximately $1.6 million is primarily state income tax expense for the nine months ended September 29, 2012.

On February 16, 2012, Ply Gem issued an additional $40.0 million aggregate principal amount of 8.25% Senior Secured Notes in a private placement transaction. The notes will mature on February 15, 2018 and are secured by substantially all assets of Ply Gem Industries and the Guarantors.  The Senior Tack-on Notes were issued at a discount yielding net proceeds of approximately $34.0 million, prior to debt issuance costs. As a result of the discount, the Senior Tack-on Notes are subject to the Applicable High Yield Discount Obligation (“AHYDO”) rules. Consequently, no portion of the original issue discount (OID) will be deductible for income tax purposes in the future.

Valuation allowance

As of September 29, 2012, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company currently has book goodwill of approximately $18.7 million that is not amortized, which results in a deferred tax liability of approximately $4.4 million at September 29, 2012.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate its ability to realize the net deferred tax assets and its estimates are subject to change.

Tax uncertainties

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities.  The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the consolidated financial statements.  These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences.  The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law.  The Company’s state income tax returns are currently under examination by various state taxing authorities.  During the nine months ended September 29, 2012, the Company increased its tax contingency reserve by approximately $0.4 million which includes an increase to the contingency reserve for recent ongoing state income tax audits of approximately $1.0 million offset by the reversal of state income tax reserves due to the lapse of statutes of approximately $0.6 million.  During the nine months ended October 1, 2011, the Company reversed approximately $6.6 million of tax contingency reserves due to the closing of a federal income tax audit.  The reversal was primarily offset with an increase to the valuation allowance.

Other

As of September 29, 2012, the Company has not established U.S. deferred taxes on approximately $22.3 million of unremitted earnings of the Company’s foreign subsidiary, Ply Gem Canada.  As of September 29, 2012, these earnings are intended to be indefinitely reinvested; as such, it is not appropriate to calculate the estimated deferred tax liability on these indefinitely reinvested earnings.  In the future, the Company may decide not to indefinitely reinvest these earnings at which time the Company would record the related deferred tax liabilities which could be significant.

On December 23, 2011, the U.S. Treasury Department issued comprehensive temporary and proposed regulations addressing the treatment of expenditures related to tangible property for tax purposes.  The Company has begun to evaluate the changes necessary to comply with the regulations and the related administrative procedures and is not currently aware of any adjustments that would be material to the Company’s consolidated financial statements.

10.  STOCK-BASED COMPENSATION

Stock Option Plan

A rollforward of stock options outstanding during the nine months ended September 29, 2012 is as follows:

			Weighted-
		Weighted-	Average
		Average	Remaining
		Exercise	Contractual
	Stock Options	Price	Term (Years)

Balance at January 1, 2012	502,844	$68.57	6.75
Granted	-		-
Exercised	-		-
Forfeited or expired	(3,500)		-
Balance at September 29, 2012	499,344	$68.49	6.01

As of September 29, 2012, the Company has 159,494 options that are 100% vested and approximately $4.1 million of total unrecognized compensation expense that will be recognized over a weighted average period of 2.75 years.

Other Share-Based Compensation

Upon completion of the acquisition of Ply Gem, the acquisition of MW and the acquisition of AWC Holding Company and its subsidiaries (collectively, “Alenco”), certain members of management made a cash contribution to Ply Gem Prime in exchange for shares of Ply Gem Prime’s common stock.   Ply Gem Prime is the sole shareholder of Ply Gem Holdings.

A rollforward of Ply Gem Prime’s common stock during the nine months ended September 29, 2012 is as follows.

Common Stock
Shares Owned by
Management

Balance at January 1, 2012	452,872
Shares issued	-
Shares repurchased	-
Balance at September 29, 2012	452,872

Restricted stock grants

During January 2012, the Company issued 600 restricted stock shares of common stock of Ply Gem Prime to each of three independent members of the Board of Directors. These shares will vest over the 2012 calendar period and the Company is expensing these items ratably over the 2012 twelve month period up to the vesting date.  During the three and nine months ended September 29, 2012, the Company expensed $45,000 and $135,000, respectively, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations.

Phantom stock

Upon the completion of the acquisitions of Ply Gem and MW, certain members of management contributed their investment in predecessor companies in exchange for phantom common stock units and phantom preferred stock units which were governed by a phantom stock plan.

In 2006, the Company converted all phantom common and preferred stock units into a cash account payable on a fixed schedule in years 2007 and beyond.  The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00.  From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans.  This portion of the account was paid to each party in a single lump-sum cash payment on January 31, 2007.  The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of senior preferred stock represented by such units.  This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment.  This portion of the account was payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control.  The final payment of approximately $2.3 million was paid during the nine months ended October 1, 2011 and, as a result, there was no liability on the condensed consolidated balance sheet as of October 1, 2011 or September 29, 2012.

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

The following is a summary of the Company’s segment information:

	For the three months ended		For the nine months ended
(Amounts in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011

Net Sales
Siding, Fencing, and Stone	$179,852	$184,520	$511,157	$494,002
Windows and Doors	126,341	113,369	341,501	298,485
	$306,193	$297,889	$852,658	$792,487

Operating earnings (loss)
Siding, Fencing, and Stone	$34,403	$33,335	$88,487	$72,520
Windows and Doors	(2,370)	(3,373)	(15,622)	(23,839)
Unallocated	(4,762)	(4,893)	(13,506)	(12,081)
	$27,271	$25,069	$59,359	$36,600

	Total assets as of
	September 29, 2012	December 31, 2011

Siding, Fencing, and Stone	$600,604	$579,195
Windows and Doors	274,706	273,909
Unallocated	50,005	39,808
	$925,315	$892,912

12.  RELATED PARTY TRANSACTIONS

Under the General Advisory Agreement (the “General Advisory Agreement”) the Company entered into with CI Capital Partners LLC (“CI Capital Partners”), formerly Caxton-Iseman Capital, LLC, CI Capital Partners provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  Under the General Advisory Agreement, the Company expensed management fees paid to CI Capital Partners of approximately $0.9 million and $0.8 million within selling, general, and administrative expenses for the three months ended September 29, 2012 and October 1, 2011, respectively, and approximately $2.1 million and $1.8 million within selling, general, and administrative expenses for the nine months ended September 29, 2012 and October 1, 2011, respectively.  On November 6, 2012, the Company and CI Capital Partners amended the General Advisory Agreement to, among other things, extend the initial term for a period of 10 years, to November 6, 2022.  During the nine months ended October 1, 2011, the Company repurchased equity of $1.5 million from a former member of management.

13.  GUARANTOR / NON-GUARANTOR FINANCIAL INFORMATION

The 8.25% Senior Secured Notes and 9.375% Senior Notes were issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of September 29, 2012 and December 31, 2011, and for the three and nine months ended September 29, 2012 and October 1, 2011.  The non-guarantor information presented represents our Canadian subsidiary.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended September 29, 2012

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$285,812	$20,381	$-	$306,193
Cost of products sold	-	-	221,325	14,175	-	235,500
Gross profit	-	-	64,487	6,206	-	70,693
Operating expenses:
Selling, general and
administrative expenses	-	4,684	28,036	3,964	-	36,684
Intercompany administrative
charges	-	-	3,719	762	(4,481)	-
Amortization of intangible assets	-	78	6,660	-	-	6,738
Total operating expenses	-	4,762	38,415	4,726	(4,481)	43,422
Operating earnings (loss)	-	(4,762)	26,072	1,480	4,481	27,271
Foreign currency gain	-	-	-	100	-	100
Intercompany interest	-	25,682	(25,682)	-	-	-
Interest expense	-	(27,533)	(10)	-	-	(27,543)
Interest income	-	1	11	5	-	17
Loss on modification or
extinguishment of debt	-	(3,607)	-	-	-	(3,607)
Intercompany administrative income	-	4,481	-	-	(4,481)	-
Income (loss) before equity in
subsidiaries' income	-	(5,738)	391	1,585	-	(3,762)
Equity (loss) in subsidiaries' income	(3,673)	2,065	-	-	1,608	-
Income (loss) before provision
(benefit) for income taxes	(3,673)	(3,673)	391	1,585	1,608	(3,762)
Provision (benefit) for income taxes	-	-	(531)	442	-	(89)
Net income (loss)	$(3,673)	$(3,673)	$922	$1,143	$1,608	$(3,673)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	968	-	968
Total comprehensive income (loss)	$(3,673)	$(3,673)	$922	$2,111	$1,608	$(2,705)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the three months ended October 1, 2011

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$276,903	$20,986	$-	$297,889
Cost of products sold	-	-	217,869	14,198	-	232,067
Gross profit	-	-	59,034	6,788	-	65,822
Operating expenses:
Selling, general and
administrative expenses	-	4,884	25,345	3,857	-	34,086
Intercompany administrative
charges	-	-	3,705	486	(4,191)	-
Amortization of intangible assets	-	9	6,658	-	-	6,667
Total operating expenses	-	4,893	35,708	4,343	(4,191)	40,753
Operating earnings (loss)	-	(4,893)	23,326	2,445	4,191	25,069
Foreign currency gain	-	-	-	115	-	115
Intercompany interest	-	25,682	(25,682)	-	-	-
Interest expense	-	(25,193)	-	(1)	-	(25,194)
Interest income	-	1	16	1	-	18
Intercompany administrative income	-	4,191	-	-	(4,191)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(212)	(2,340)	2,560	-	8
Equity in subsidiaries' income (loss)	(458)	(246)	-	-	704	-
Income (loss) before provision
(benefit) for income taxes	(458)	(458)	(2,340)	2,560	704	8
Provision (benefit) for income taxes	-	-	(250)	716	-	466
Net income (loss)	$(458)	$(458)	$(2,090)	$1,844	$704	$(458)

Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	(2,603)	-	(2,603)
Total comprehensive loss	$(458)	$(458)	$(2,090)	$(759)	$704	$(3,061)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended September 29, 2012

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$799,788	$52,870	$-	$852,658
Cost of products sold	-	-	627,187	38,490	-	665,677
Gross profit	-	-	172,601	14,380	-	186,981
Operating expenses:
Selling, general and
administrative expenses	-	13,284	82,605	11,534	-	107,423
Intercompany administrative
charges	-	-	10,658	2,094	(12,752)	-
Amortization of intangible assets	-	222	19,977	-	-	20,199
Total operating expenses	-	13,506	113,240	13,628	(12,752)	127,622
Operating earnings (loss)	-	(13,506)	59,361	752	12,752	59,359
Foreign currency gain	-	-	-	264	-	264
Intercompany interest	-	77,048	(77,048)	-	-	-
Interest expense	-	(78,545)	(10)	(2)	-	(78,557)
Interest income	-	3	57	11	-	71
Loss on modification or
extinguishment of debt	-	(3,607)	-	-	-	(3,607)
Intercompany administrative income	-	12,752	-	-	(12,752)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(5,855)	(17,640)	1,025	-	(22,470)
Equity in subsidiaries' income (loss)	(24,049)	(18,194)	-	-	42,243	-
Income (loss) before provision
for income taxes	(24,049)	(24,049)	(17,640)	1,025	42,243	(22,470)
Provision for income taxes	-	-	1,258	321	-	1,579
Net income (loss)	$(24,049)	$(24,049)	$(18,898)	$704	$42,243	$(24,049)

Other comprehensive income (loss):
Foreign currency translation adjustments	-	-	-	939	-	939
Total comprehensive income (loss)	$(24,049)	$(24,049)	$(18,898)	$1,643	$42,243	$(23,110)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the nine months ended October 1, 2011

	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated

Net sales	$-	$-	$742,876	$49,611	$-	$792,487
Cost of products sold	-	-	596,363	35,491	-	631,854
Gross profit	-	-	146,513	14,120	-	160,633
Operating expenses:
Selling, general and
administrative expenses	-	12,054	80,473	11,486	-	104,013
Intercompany administrative
charges	-	-	11,106	1,472	(12,578)	-
Amortization of intangible assets	-	27	19,993	-	-	20,020
Total operating expenses	-	12,081	111,572	12,958	(12,578)	124,033
Operating earnings (loss)	-	(12,081)	34,941	1,162	12,578	36,600
Foreign currency gain	-	-	-	466	-	466
Intercompany interest	-	77,047	(77,047)	-	-	-
Interest expense	-	(76,591)	(1)	(1)	-	(76,593)
Interest income	-	4	66	12	-	82
Loss on modification or
extinguishment of debt	-	(27,863)	-	-	-	(27,863)
Intercompany administrative income	-	12,578	-	-	(12,578)	-
Income (loss) before equity in
subsidiaries' income (loss)	-	(26,906)	(42,041)	1,639	-	(67,308)
Equity in subsidiaries' income (loss)	(69,287)	(42,381)	-	-	111,668	-
Income (loss) before provision for
income taxes	(69,287)	(69,287)	(42,041)	1,639	111,668	(67,308)
Provision for income taxes	-	-	1,456	523	-	1,979
Net income (loss)	$(69,287)	$(69,287)	$(43,497)	$1,116	$111,668	$(69,287)

Other comprehensive loss:
Foreign currency translation adjustments	-	-	-	(1,620)	-	(1,620)
Total comprehensive loss	$(69,287)	$(69,287)	$(43,497)	$(504)	$111,668	$(70,907)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 29, 2012

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$20,653	$19	$7,419	$-	$28,091
Accounts receivable, net	-	-	145,501	9,995	-	155,496
Inventories:
Raw materials	-	-	35,876	4,516	-	40,392
Work in process	-	-	20,965	494	-	21,459
Finished goods	-	-	34,342	3,321	-	37,663
Total inventory	-	-	91,183	8,331	-	99,514
Prepaid expenses and other
current assets	-	129	11,948	1,684	-	13,761
Deferred income taxes	-	-	3,847	8	-	3,855
Total current assets	-	20,782	252,498	27,437	-	300,717
Investments in subsidiaries	(299,312)	(176,728)	-	-	476,040	-
Property and Equipment, at cost:
Land	-	-	3,565	172	-	3,737
Buildings and improvements	-	-	35,884	1,432	-	37,316
Machinery and equipment	-	1,813	275,347	9,103	-	286,263
	-	1,813	314,796	10,707	-	327,316
Less accumulated depreciation	-	(889)	(223,196)	(6,168)	-	(230,253)
Total property and equipment, net	-	924	91,600	4,539	-	97,063
Other Assets:
Intangible assets, net	-	-	101,093	-	-	101,093
Goodwill	-	-	383,042	9,675	-	392,717
Deferred income taxes	-	-	-	3,231	-	3,231
Intercompany note receivable	-	856,739	-	-	(856,739)	-
Other	-	28,299	2,195	-	-	30,494
Total other assets	-	885,038	486,330	12,906	(856,739)	527,535
	$(299,312)	$730,016	$830,428	$44,882	$(380,699)	$925,315

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$620	$69,199	$5,094	$-	$74,913
Accrued expenses	-	15,144	60,986	3,991	-	80,121
Total current liabilities	-	15,764	130,185	9,085	-	155,034
Deferred income taxes	-	-	8,716	-	-	8,716
Intercompany note payable	-	-	856,739	-	(856,739)	-
Other long-term liabilities	-	10,794	46,443	870	-	58,107
Long-term debt	-	1,002,770	-	-	-	1,002,770
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	310,451	310,451	426,627	6,408	(743,486)	310,451
(Accumulated deficit) retained earnings	(604,634)	(604,634)	(638,282)	22,334	1,220,582	(604,634)
Accumulated other
comprehensive income (loss)	(5,129)	(5,129)	-	6,185	(1,056)	(5,129)
Total stockholder's (deficit) equity	(299,312)	(299,312)	(211,655)	34,927	476,040	(299,312)
	$(299,312)	$730,016	$830,428	$44,882	$(380,699)	$925,315

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$-	$8,578	$(3,408)	$6,530	$-	$11,700
Accounts receivable, net	-	-	102,052	7,463	-	109,515
Inventories:
Raw materials	-	-	37,024	4,885	-	41,909
Work in process	-	-	23,619	667	-	24,286
Finished goods	-	-	36,282	2,328	-	38,610
Total inventory	-	-	96,925	7,880	-	104,805
Prepaid expenses and other
current assets	-	422	9,893	2,957	-	13,272
Deferred income taxes	-	-	5,666	9	-	5,675
Total current assets	-	9,000	211,128	24,839	-	244,967
Investments in subsidiaries	(277,322)	(164,863)	-	-	442,185	-
Property and Equipment, at cost:
Land	-	-	3,565	172	-	3,737
Buildings and improvements	-	-	35,280	1,308	-	36,588
Machinery and equipment	-	1,335	262,349	8,436	-	272,120
	-	1,335	301,194	9,916	-	312,445
Less accumulated depreciation	-	(762)	(206,585)	(5,253)	-	(212,600)
Total property and equipment, net	-	573	94,609	4,663	-	99,845
Other Assets:
Intangible assets, net	-	-	121,148	-	-	121,148
Goodwill	-	-	382,165	9,302	-	391,467
Deferred income taxes	-	-	-	3,121	-	3,121
Intercompany note receivable	-	856,739	-	-	(856,739)	-
Other	-	30,235	2,129	-	-	32,364
Total other assets	-	886,974	505,442	12,423	(856,739)	548,100
	$(277,322)	$731,684	$811,179	$41,925	$(414,554)	$892,912

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$-	$720	$44,652	$4,718	$-	$50,090
Accrued expenses	-	36,987	50,790	3,104	-	90,881
Total current liabilities	-	37,707	95,442	7,822	-	140,971
Deferred income taxes	-	-	9,865	-	-	9,865
Intercompany note payable	-	-	856,739	-	(856,739)	-
Other long-term liabilities	-	9,629	47,240	859	-	57,728
Long-term debt	-	961,670	-	-	-	961,670
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	-	-	-	-	-	-
Common stock	-	-	-	-	-	-
Additional paid-in-capital	309,331	309,331	421,277	6,562	(737,170)	309,331
(Accumulated deficit) retained earnings	(580,585)	(580,585)	(619,384)	21,630	1,178,339	(580,585)
Accumulated other
comprehensive income (loss)	(6,068)	(6,068)	-	5,052	1,016	(6,068)
Total stockholder's equity (deficit)	(277,322)	(277,322)	(198,107)	33,244	442,185	(277,322)
	$(277,322)	$731,684	$811,179	$41,925	$(414,554)	$892,912

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 29, 2012

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net loss	$(24,049)	$(24,049)	$(18,898)	$704	$42,243	$(24,049)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization
expense	-	128	38,701	750	-	39,579
Non-cash interest expense, net	-	8,999	-	-	-	8,999
Gain on foreign currency transactions	-	-	-	(264)	-	(264)
Loss on modification or extinguishment of debt	-	3,607	-	-	-	3,607
Stock based compensation	-	1,123	-	-	-	1,123
Deferred income taxes	-	-	670	(43)	-	627
Increase in uncertain tax positions	-	-	400	-	-	400
Equity in subsidiaries' net loss	24,049	18,194	-	-	(42,243)	-
Other	-	-	(41)	-	-	(41)
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(43,449)	(2,230)	-	(45,679)
Inventories	-	-	5,742	(177)	-	5,565
Prepaid expenses and other
current assets	-	556	(2,293)	1,298	-	(439)
Accounts payable	-	(100)	24,334	(475)	-	23,759
Accrued expenses	-	(22,028)	7,646	1,934	-	(12,448)
Cash payments on restructuring liabilities	-	-	(535)	-	-	(535)
Other	-	-	417	(71)	-	346
Net cash provided by (used in)
operating activities	-	(13,570)	12,694	1,426	-	550
Cash flows from investing
activities:
Capital expenditures	-	(478)	(14,890)	(627)	-	(15,995)
Proceeds from sale of assets	-	-	334	(148)	-	186
Acquisitions, net of cash acquired	-	-	(100)	-	-	(100)
Net cash used in
investing activities	-	(478)	(14,656)	(775)	-	(15,909)
Cash flows from financing
activities:
Proceeds from long-term debt	-	102,991	-	-	-	102,991
Payments of long-term debt	-	(58,991)	-	-	-	(58,991)
Revolver borrowings, net	-	-	-	-	-	-
Payment of early call premium	-	(9,844)	-	-	-	(9,844)
Proceeds from intercompany
investment	-	(5,389)	5,389	-	-	-
Debt issuance costs paid	-	(2,644)	-	-	-	(2,644)
Net cash provided by
financing activities	-	26,123	5,389	-	-	31,512
Impact of exchange rate movement
on cash	-	-	-	238	-	238
Net increase in cash
and cash equivalents	-	12,075	3,427	889	-	16,391
Cash and cash equivalents at the
beginning of the period	-	8,578	(3,408)	6,530	-	11,700
Cash and cash equivalents at the end
of the period	$-	$20,653	$19	$7,419	$-	$28,091

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 1, 2011

(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(69,287)	$(69,287)	$(43,497)	$1,116	$111,668	$(69,287)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization
expense	-	126	39,768	660	-	40,554
Non-cash interest expense, net	-	7,775	-	-	-	7,775
Gain on foreign currency transactions	-	-	-	(466)	-	(466)
Loss on modification or
extinguishment of debt	-	27,863	-	-	-	27,863
Stock based compensation	-	200	-	-	-	200
Deferred income taxes	-	-	6,794	68	-	6,862
Reduction in tax uncertainty,
net of valuation allowance	-	-	(6,617)	-	-	(6,617)
Equity in subsidiaries' net loss	69,287	42,381	-	-	(111,668)	-
Other	-	-	(40)	(3)	-	(43)
Changes in operating assets and
liabilities:
Accounts receivable, net	-	-	(52,402)	(2,826)	-	(55,228)
Inventories	-	-	(17,566)	(1,186)	-	(18,752)
Prepaid expenses and other
current assets	-	43	(458)	(1,542)	-	(1,957)
Accounts payable	-	238	16,439	1,923	-	18,600
Accrued expenses	-	(7,735)	6,549	1,220	-	34
Cash payments on restructuring liabilities	-	-	(407)	-	-	(407)
Other	-	-	122	432	-	554
Net cash provided by (used in)
operating activities	-	1,604	(51,315)	(604)	-	(50,315)
Cash flows from investing
activities:
Capital expenditures	-	(594)	(6,923)	(699)	-	(8,216)
Proceeds from sale of assets	-	-	48	-	-	48
Net cash used in
investing activities	-	(594)	(6,875)	(699)	-	(8,168)
Cash flows from financing
activities:
Proceeds from long-term debt	-	423,684	-	-	-	423,684
Payments on long-term debt	-	(348,684)	-	-	-	(348,684)
Net revolver borrowings	-	85,000	-	-	-	85,000
Payments on previous revolver credit facility	-	(30,000)	-	-	-	(30,000)
Proceeds from intercompany						-
investment	-	(57,950)	57,936	14	-	-
Payment of early tender premium	-	(49,769)	-	-	-	(49,769)
Equity repurchases	-	(1,483)	-	-	-	(1,483)
Debt issuance costs paid	-	(26,907)	-	-	-	(26,907)
Net cash provided by (used in)
financing activities	-	(6,109)	57,936	14	-	51,841
Impact of exchange rate movement
on cash	-	-	-	(253)	-	(253)
Net decrease in cash
and cash equivalents	-	(5,099)	(254)	(1,542)	-	(6,895)
Cash and cash equivalents at the
beginning of the period	-	12,172	(1,117)	6,443	-	17,498
Cash and cash equivalents at the end
of the period	$-	$7,073	$(1,371)	$4,901	$-	$10,603

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

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 60% and 40% of our sales, respectively, for the nine months ended September 29, 2012.  These two segments produce a comprehensive product line of vinyl siding, designer accents and skirting, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

•	On October 31, 2008, Ply Gem acquired substantially all of the assets of Ply Gem Stone (formerly United Stone Veneer), a manufacturer of stone veneer products.

•	On July 30, 2012, Ply Gem acquired substantially all of the assets of Greendeck Products, LLC, a composite products development company.

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

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries’ $212.5 million senior secured asset-based revolving credit facility (the “ABL Facility”) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the indentures governing Ply Gem Industries 8.25% senior secured notes due 2018 (the “8.25% Senior Secured Notes”) and 9.375% senior notes due 2017 (the “9.375% Senior Notes”) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

	For the three months ended		For the nine months ended
(Amounts in thousands)	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net Sales
Siding, Fencing, and Stone	$179,852	$184,520	$511,157	$494,002
Windows and Doors	126,341	113,369	341,501	298,485
Operating earnings (loss)
Siding, Fencing, and Stone	34,403	33,335	88,487	72,520
Windows and Doors	(2,370)	(3,373)	(15,622)	(23,839)
Unallocated	(4,762)	(4,893)	(13,506)	(12,081)
Foreign currency gain
Windows and Doors	100	115	264	466
Interest expense, net
Siding, Fencing, and Stone	1	16	47	65
Windows and Doors	5	-	9	11
Unallocated	(27,532)	(25,192)	(78,542)	(76,587)
Income tax benefit (provision)
Unallocated	89	(466)	(1,579)	(1,979)
Loss on modification or
extinguishment of debt
Unallocated	(3,607)	-	(3,607)	(27,863)

Net loss	$(3,673)	$(458)	$(24,049)	$(69,287)

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	September 29, 2012		October 1, 2011
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$179,852	100.0%	$184,520	100.0%
Gross profit	52,277	29.1%	48,963	26.5%
SG&A expenses	15,801	8.8%	13,557	7.3%
Amortization of intangible assets	2,073	1.2%	2,071	1.1%
Operating earnings	34,403	19.1%	33,335	18.1%

Net Sales

Net sales for the three months ended September 29, 2012 decreased $4.7 million or 2.5% compared to the same period in 2011.  The net sales decrease is a result of lower pricing on our products that resulted from lower commodity costs.  According to the London Metal Exchange, the price of aluminum decreased approximately 19.9% for the three months ended September 29, 2012 compared to the three months ended October 1, 2011.  As a result of certain commodity cost decreases, our net sales price for some of our products declined in the three months ended September 29, 2012 relative to the three months ended October 1, 2011.  The reduction in sales related to lower selling price was partially offset by volume increases realized in the U.S. residential new construction market. According to the U.S. Census Bureau, 2012 single family housing starts were estimated to increase approximately 29.0% for the third quarter of 2012 as compared to the third quarter of 2011.  While the U.S. residential new construction market had significant quarter over quarter growth, the repair and remodel market did not experience significant growth in the three months ended September 29, 2012 with the Leading Indicator of Remodeling Activity (“LIRA”) showing a third quarter trailing twelve months increase of only 2.7%. Combining the strength of demand in the new construction market with the softer market conditions for repair and remodeling products, the Vinyl Siding Institute reported that vinyl siding industry unit shipments increased 1.4%, while our own vinyl siding unit shipments increased 6.1% for the three months ended September 29, 2012 compared to the three months ended October 1, 2011.

Gross Profit

Gross profit for the three months ended September 29, 2012 increased compared to the three months ended October 1, 2011 by approximately $3.3 million or 6.8%.  The gross profit increase was attributable to the vinyl siding unit volume increase of 6.1% which provided additional operating leverage as well as favorable raw material pricing and cost movement as discussed above.  These factors contributed to an increase in the gross profit percentage to 29.1% from 26.5% for the three months ended September 29, 2012 as compared to the three months ended October 1, 2011.  As previously discussed, selling prices were generally lower for the three month period ended, but were offset by lower commodity costs for certain raw materials including aluminum.

Selling, general and administrative expenses

SG&A expenses for the three months ended September 29, 2012 increased from the three months ended October 1, 2011 by approximately $2.2 million, or 16.6%.  The increase in SG&A expenses was caused by higher management incentive compensation expense related to improved business performance and additional sales and marketing expenses which resulted from the unit volume increase in sales for the three months ended September 29, 2012.

Amortization of intangible assets

Amortization expense for the three months ended September 29, 2012 was consistent with the same period in 2011.

	For the nine months ended
(Amounts in thousands)	September 29, 2012		October 1, 2011
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$511,157	100.0%	$494,002	100.0%
Gross profit	139,764	27.3%	122,664	24.8%
SG&A expenses	45,062	8.8%	43,913	8.9%
Amortization of intangible assets	6,215	1.2%	6,231	1.3%
Operating earnings	88,487	17.3%	72,520	14.7%

Net Sales

Net sales for the nine months ended September 29, 2012 increased $17.2 million or 3.5% compared to the nine months ended October 1, 2011.  During the nine months ended October 1, 2011, our net sales were reduced by a $10.4 million sales credit related to an inventory buyback for the lift-out of competitors’ inventory related to a significant new customer win.  However, the $10.4 million inventory buyback was offset by the initial stocking sales and inventory build to this same new customer. Overall, our 3.5% net sales increase was driven by increased unit volume which resulted from improved conditions in the U.S. new construction housing market for the nine months ended September 29, 2012.   The U.S. Census Bureau estimated that single family housing starts for the first nine months of 2012 have increased approximately 23.5% relative to the nine months ended October 1, 2011.  Conversely, market demand for repair and remodeling products continued to lag the new construction sector in 2012.  According to the LIRA index, the four-quarter moving rate of change at the end of September 2012 was 2.7% compared to 2.2% at the end of 2011.  Combining the strength of demand in the new construction market with the softer market conditions for repair and remodeling products, the Vinyl Siding Institute reported that vinyl siding industry unit shipments increased by 1.9% for the nine months ended September 29, 2012 compared to the nine months ended October 1, 2011.  After giving effect to the aforementioned initial stocking sales and inventory build, the Company believes that its vinyl siding unit volume shipments would have been in line with or slightly better than the overall vinyl siding industry performance.

Gross Profit

Gross profit for the nine months ended September 29, 2012 increased compared to the same period in 2011 by approximately $17.1 million or 13.9%.  As discussed above, during the nine months ended October 1, 2011, our net sales and gross profit were reduced by $10.4 million and $9.3 million, respectively, related to an inventory buyback for the lift-out of competitor’s inventory related to a significant new customer gain.  Excluding the $9.3 million net impact of the inventory buyback, our gross profit for the nine months ended September 29, 2012 relative to the nine months ended October 1, 2011 increased $7.8 million or 5.9% due to increases in unit volume shipments.

Gross profit as a percentage of sales increased to 27.3% for the nine months ended September 29, 2012 from 24.8% for the nine months ended October 1, 2011.  Excluding the $9.3 million impact of the inventory buyback, our gross profit for the nine months ended October 1, 2011 would have been 26.1%.

Selling, general and administrative expenses

SG&A expenses for the nine months ended September 29, 2012 increased from the nine months ended October 1, 2011 by approximately $1.1 million or 2.6%.  The increase in SG&A expenses was primarily caused by higher management incentive compensation expense related to improved business performance.

Amortization of intangible assets

Amortization expense for the nine months ended September 29, 2012 was consistent with the same period in 2011.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	September 29, 2012		October 1, 2011
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$126,341	100.0%	$113,369	100.0%
Gross profit	18,416	14.6%	16,859	14.9%
SG&A expenses	16,199	12.8%	15,645	13.8%
Amortization of intangible assets	4,587	3.6%	4,587	4.0%
Operating loss	(2,370)	-1.9%	(3,373)	-3.0%
Currency transaction gain	100	0.1%	115	0.1%

Net Sales

Net sales for the three months ended September 29, 2012 increased $13.0 million or 11.4% from the three months ended October 1, 2011.  The net sales increase was driven by sales gains with new and existing customers and the improving conditions in the U.S. residential new construction market, partially offset by lower sales of our window and door products in Canada which resulted in part due to unfavorable foreign currency as the Canadian dollar has weakened from a year ago.  According to the U.S. Census Bureau, 2012 single family housing starts were estimated to have increased approximately 29.0% for the third quarter of 2012 as compared to the third quarter of 2011.  According to the Canadian Mortgage and Housing Corporation, single family housing starts in Alberta, Canada were estimated to have increased 7.4% in the three months ended September 2012 compared to the comparable period in 2011.

Gross Profit

Gross profit for the three months ended September 29, 2012 increased $1.6 million or 9.2% compared to the three months ended October 1, 2011.  The increase in gross profit can be attributed to the aforementioned 11.4% net sales increase. Gross profit as a percentage of sales remained relatively consistent at 14.6% for the three months ended September 29, 2012 compared to 14.9% for the three months ended October 1, 2011.

Selling, general and administrative expenses

SG&A expenses for the three months ended September 29, 2012 increased compared to the three months ended October 1, 2011 by approximately $0.6 million or 3.5%.  The increase in SG&A expenses for the three months ended September 29, 2012 was primarily driven by higher sales and marketing expenses related to the increase in sales, partially offset by favorable bad debt expense for the 2012 third quarter.

Amortization of intangible assets

Amortization expense for the three months ended September 29, 2012 was consistent with the same period in 2011.

	For the nine months ended
(Amounts in thousands)	September 29, 2012		October 1, 2011
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$341,501	100.0%	$298,485	100.0%
Gross profit	47,217	13.8%	37,969	12.7%
SG&A expenses	49,077	14.4%	48,046	16.1%
Amortization of intangible assets	13,762	4.0%	13,762	4.6%
Operating loss	(15,622)	-4.6%	(23,839)	-8.0%
Currency transaction gain	264	0.1%	466	0.2%

Net Sales

Net sales for the nine months ended September 29, 2012 increased $43.0 million or 14.4% compared to the nine months ended October 1, 2011.  The net sales increase was driven by higher unit sales that resulted from improved market conditions in the United States and Western Canada, as well as our continued ability to gain profitable business with existing and new customers.  The U.S. Census Bureau estimates that single family housing starts in the nine months ended September 2012 increased approximately 23.5% compared to the first nine months of 2011, while according to the Canadian Mortgage and Housing Corporation, single family housing starts in Alberta, Canada were estimated to have increased 11.8% in the nine months ended September 2012 as compared to the same period in 2011.

Gross Profit

Gross profit for the nine months ended September 29, 2012 increased compared to the nine months ended October 1, 2011 by approximately $9.2 million or 24.4%.  Gross profit as a percentage of sales increased from 12.7% for the nine months ended October 1, 2011 to 13.8% for the nine months ended September 29, 2012.  The increase in gross profit and gross profit percentage can be attributed to the aforementioned net sales increase of 14.4% and the increased operating leverage on fixed costs resulting from the net sales increase during the nine months ended September 29, 2012.

Selling, general and administrative expenses

SG&A expenses for the nine months ended September 29, 2012 increased $1.0 million or 2.1% compared to the nine months ended October 1, 2011.  The increase was primarily driven by higher employee related costs.

Amortization of intangible assets

Amortization expense for the nine months ended September 29, 2012 was consistent with the same period in 2011.

Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

	For the three months ended
(Amounts in thousands)	September 29, 2012	October 1, 2011
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expenses	$(4,684)	$(4,884)
Amortization of intangible assets	(78)	(9)
Operating loss	(4,762)	(4,893)
Interest expense	(27,533)	(25,193)
Interest income	1	1
Loss on modification or extinguishment of debt	(3,607)	-
Benefit (provision) for income taxes	$89	$(466)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended September 29, 2012 was consistent with the same period in 2011 decreasing 2.7%.

Interest expense

Interest expense for the three months ended September 29, 2012 increased by approximately $2.3 million or 9.3% compared to the same period in 2011.  The increase was due to additional interest of approximately $0.8 million for the new Senior Tack-on Notes issued in February 2012, an increase of approximately $0.2 million due to the amortization of the discount on the same Senior Tack-on Notes, and an increase of approximately $1.3 million for the interest expense paid on the 13.125% Senior Subordinated Notes in connection with the satisfaction, discharge and redemption of the 13.125% Senior Subordinated Notes.

Loss on modification or extinguishment of debt

As a result of the 9.375% Senior Notes issuance and the transactions relating to the 13.125% Senior Subordinated Notes in September 2012, as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification/extinguishment of debt of approximately $3.6 million for the three months ended September 29, 2012.  The loss consisted of an early call premium of approximately $9.8 million, of which approximately $8.3 million was recorded as a discount on the 9.375% Senior Notes and approximately $1.5 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations.  We also expensed approximately $0.3 million for the unamortized discount and $0.4 million for the unamortized debt issuance costs for the 13.125% Senior Subordinated Notes in this transaction.  We also incurred approximately $2.5 million of costs associated with this transaction, of which approximately $1.1 million was recorded as debt issuance costs and approximately $1.4 million was expensed as a loss on modification or extinguishment of debt in the consolidated statement of operations.   The loss was recorded separately in the condensed consolidated statement of operations for the three months ended September 29, 2012.

Income taxes

The income tax benefit for the three months ended September 29, 2012 increased by approximately $0.6 million compared to the same period in 2011.  Our pre-tax loss for the three months ended September 29, 2012 was approximately $3.8 million compared to pre-tax income of $8,000 for the three months ended October 1, 2011.  For the three months ended September 29, 2012, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense.  Our tax benefit for the three months ended September 29, 2012 was primarily due to the combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized.

	For the nine months ended
(Amounts in thousands)	September 29, 2012	October 1, 2011
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expenses	$(13,284)	$(12,054)
Amortization of intangible assets	(222)	(27)
Operating loss	(13,506)	(12,081)
Interest expense	(78,545)	(76,591)
Interest income	3	4
Loss on modification or extinguishment of debt	(3,607)	(27,863)
Provision for income taxes	$(1,579)	$(1,979)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the nine months ended September 29, 2012 increased by approximately $1.4 million compared to the same period in 2011 primarily due to the timing of certain employee related costs, including stock compensation, long-term incentive plan expenses, and management incentive compensation expenses.

Interest expense

Interest expense for the nine months ended September 29, 2012 increased by approximately $2.0 million compared to the same period in 2011.  The net increase was due to a reduction of interest expense resulting from the purchase and redemption of the 11.75% Senior Secured Notes in February and March 2011, an increase of interest expense resulting from the issuance of the 8.25% Senior Secured Notes in February 2011 and the Senior Tack-on Notes in February 2012, and an increase for the interest expense paid on the 13.125% Senior Subordinated Notes in connection with the satisfaction, discharge and redemption of the 13.125% Senior Subordinated Notes.

Loss on modification or extinguishment of debt

As a result of the 9.375% Senior Notes issuance and the transactions relating to the 13.125% Senior Subordinated Notes in September 2012, as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification/extinguishment of debt of approximately $3.6 million for the nine months ended September 29, 2012.  The loss consisted of an early call premium of approximately $9.8 million, of which approximately $8.3 million was recorded as a discount on the 9.375% Senior Notes and approximately $1.5 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations.  We also expensed approximately $0.3 million for the unamortized discount and $0.4 million for the unamortized debt issuance costs for the 13.125% Senior Subordinated Notes in this transaction.  We also incurred approximately $2.5 million of costs associated with this transaction, of which approximately $1.1 million was recorded as debt issuance costs and approximately $1.4 million was expensed as loss on modification or extinguishment of debt in the consolidated statement of operations.   The loss was recorded separately in the condensed consolidated statement of operations for the nine months ended September 29, 2012.

As a result of the debt refinancings during January and February 2011, as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification/extinguishment of debt of approximately $27.9 million for the nine months October 1, 2011.  The loss consisted of the write off of a portion of the tender premium paid with the redemption of the 11.75% Senior Secured Notes of approximately $10.9 million, the write off of a portion of the capitalized bond discount related to the 11.75% Senior Secured Notes of approximately $0.8 million, the write off of a portion of the capitalized financing costs related to the 11.75% Senior Secured Notes of approximately $2.8 million, the write off of the capitalized financing costs related to the prior ABL Facility of approximately $1.2 million, and the expense of certain third-party financing costs related to the 8.25% Senior Secured Notes of approximately $12.2 million.  The loss was recorded separately in the condensed consolidated statement of operations for the nine months ended October 1, 2011.

Income taxes

The income tax provision for the nine months ended September 29, 2012 decreased by approximately $0.4 million compared to the same period in 2011.  Our pre-tax loss for the nine months ended September 29, 2012 was approximately $22.5 million compared to a pre-tax loss of approximately $67.3 million for the nine months ended October 1, 2011.  For the nine months ended September 29, 2012, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense.   Our decrease in tax expense for the nine months ended September 29, 2012, was primarily due to the combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized.

Liquidity and Capital Resources

During the nine months ended September 29, 2012, cash increased by approximately $16.4 million compared to a decrease of approximately $6.9 million during the nine months ended October 1, 2011.  The increase in cash generated was primarily due to improvement in our operating earnings which resulted from higher sales and better working capital metrics as well as the impact of the February 2012 Senior Tack-on Notes financing transaction.

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

Our primary cash needs are for debt service, capital expenditures, and working capital.  As of September 29, 2012, our annual interest charges for debt service, including the ABL Facility, are estimated to be approximately $90.9 million.  We do not have any scheduled debt maturities until 2016.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.4% to 1.6% of net sales on an annual basis.  As of September 29, 2012, our purchase commitments for inventory are approximately $10.0 million.  We finance these cash requirements through internally generated cash flow and funds borrowed under the ABL Facility.

Our outstanding indebtedness will mature in 2016 (ABL Facility), 2017 (9.375% Senior Notes) and 2018 (8.25% Senior Secured Notes).  Although we expect to refinance or pay off such indebtedness, we may not be successful in refinancing, extending the maturity or otherwise amending the terms of such indebtedness because of market conditions, disruptions in the debt markets, our financial performance or other reasons. Furthermore, the terms of any refinancing, extension or amendment may not be as favorable as the current terms of our indebtedness. If we are not successful in refinancing our indebtedness or extending its maturity, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness.

Our specific cash flow movement for the nine months ended September 29, 2012 and October 1, 2011 is summarized below:

Cash provided by (used in) operating activities

Net cash provided by operating activities for the nine months ended September 29, 2012 was approximately $0.5 million as compared to approximately $50.3 million used in operations for the nine months ended October 1, 2011.  The increase in cash provided by operating activities was primarily caused by higher operating earnings of $22.8 million reflecting the recovering U.S. residential housing market which improved our operating leverage in the nine months ended September 29, 2012 as compared to the prior year period.  The higher operating earnings were supplemented by improved working capital metrics primarily achieved by monitoring inventory levels more effectively and management of accounts payable offset by negative movement in accrued expenses attributed to the refinancing of the 13.125% Senior Subordinated Notes with the 9.375% Senior Notes where accrued interest of approximately $5.8 million was paid on September 27, 2012.

Cash used in investing activities

Net cash used in investing activities for the nine months ended September 29, 2012 and October 1, 2011 was approximately $16.0 million and $8.2 million, respectively, primarily used for capital expenditures on various ongoing capital projects.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 29, 2012 was approximately $31.5 million, primarily from net proceeds of $34.0 million from the Senior Tack-on Notes issued in February 2012 and $10.0 million in net proceeds from the issuance of the 9.375% Senior Notes in September 2012 used for the $9.8 million call premium partially offset by debt issuance costs of $2.6 million incurred for the Senior Tack-on Notes as well as the Senior Notes.  Net cash provided by financing activities for the nine months ended October 1, 2011 was approximately $51.8 million, primarily from net revolver borrowings of $55.0 million under the ABL Facility, net proceeds of $75.0 million from the debt refinancing for the 8.25% Senior Secured Notes, offset by early tender premium payments of approximately $49.8 million, debt issuance costs of approximately $26.9 million, and equity repurchases of $1.5 million.

Our specific debt instruments and terms are described below:

Recent Developments

On September 27, 2012, Ply Gem Industries completed an offering for $160.0 million aggregate principal amount of 9.375% Senior Unsecured Notes due 2017 (the “9.375% Senior Notes”).  The net proceeds of this offering, together with cash on hand, were deposited with the trustee for Ply Gem Industries’ 13.125% Senior Subordinated Notes due 2014 (the “13.125% Senior Subordinated Notes”) to satisfy and discharge its obligations under the 13.125% Senior Subordinated Notes and the indenture governing the 13.125% Senior Subordinated Notes.  The 9.375% Senior Notes will mature on April 15, 2017.

On February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (“Senior Tack-on Notes”).  The net proceeds of approximately $32.7 million, after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, are and will continue to be utilized for general corporate purposes.  The additional $40.0 million of 8.25% Senior Secured Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes due 2018.

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

On August 4, 2011, Ply Gem Industries completed its exchange offer with respect to the 8.25% Senior Secured Notes issued in February 2011 by exchanging $800.0 million 8.25% Senior Secured Notes, which were registered under the Securities Act, for $800.0 million of the issued and outstanding 8.25% Senior Secured Notes.  Upon completion of the exchange offer, all $800 million of issued and outstanding 8.25% Senior Secured Notes were registered under the Securities Act.  However, the $40.0 million of Senior Tack-on Notes issued in February 2012 have not been registered under the Securities Act and there is no contractual requirement to register these instruments.

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

Senior Secured Asset-Based Revolving Credit Facility due 2016

On January 26, 2011, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into a new ABL Facility.  Ply Gem Industries and Ply Gem Canada used the initial borrowing under the new ABL Facility to repay all of the outstanding indebtedness (including all accrued interest) under the Senior Secured Asset-Based Revolving Credit Facility due 2013.  The new ABL Facility initially provided for revolving credit financing of up to $175.0 million, subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In August 2011, the Company exercised a portion of the accordion feature under the new ABL Facility for $37.5 million, or 50% of the eligible accordion, increasing the new ABL Facility from $175.0 million to $212.5 million.  Under the terms of the new ABL Facility, the Company has the ability to further increase the revolving commitments up to another $37.5 million to $250.0 million.  Under the new ABL Facility, $197.5 million is available to Ply Gem Industries and $15.0 million is available to Ply Gem Canada.  All outstanding loans under the new ABL Facility are due and payable in full on January 26, 2016.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of September 29, 2012, the Company’s interest rate on the new ABL Facility was approximately 2.9%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February and March).

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

On September 21, 2012, Ply Gem Industries completed an amendment to its ABL Facility to permit the refinancing of its 13.125% Senior Subordinated Notes with unsecured notes rather than subordinated notes.  No other terms or provisions were modified or changed in conjunction with this amendment.

As of September 29, 2012, Ply Gem Industries had approximately $151.2 million of contractual availability and approximately $107.4 million of borrowing base availability under the new ABL Facility, reflecting $55.0 million of borrowings outstanding and approximately $6.3 million of letters of credit and priority payables reserves.

Senior Secured Asset-Based Revolving Credit Facility due 2013

Concurrently with the 11.75% Senior Secured Notes offering on June 9, 2008, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into an ABL Facility.  The prior ABL Facility initially provided for revolving credit financing of up to $150.0 million, subject to borrowing base availability, with a maturity of five years (June 2013) including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In July 2009, the Company amended the prior ABL Facility to increase the available commitments by $25.0 million from $150.0 million to $175.0 million.  As of September 29, 2012, there were no outstanding borrowings under the prior ABL Facility, as it was replaced with the new ABL Facility on January 26, 2011.

13.125% Senior Subordinated Notes due 2014

On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its previous 9% Senior Subordinated Notes due 2012 and to pay certain related costs and expenses.  The interest rate on these Notes was 13.125% and was paid semi-annually on January 15 and July 15 of each year.

On September 27, 2012, Ply Gem Industries used the net proceeds from the issuance of the 9.375% Senior Notes, together with cash on hand, aggregating $165.4 million, to satisfy and discharge its obligations under the 13.125% Senior Subordinated Notes and the indenture governing the 13.125% Senior Subordinated Notes.  In addition, on September 27, 2012, Ply Gem Industries issued a notice of redemption to redeem all of the outstanding 13.125% Senior Subordinated Notes on October 27, 2012 at a redemption price equal to 106.5625% plus accrued and unpaid interest to the redemption date.  The $165.4 million deposited with the trustee for the 13.125% Senior Subordinated Notes included a $9.8 million call premium and $5.7 million of accrued interest.

On October 27, 2012, the Company completed the redemption of all $150.0 million principal amount of the 13.125% Senior Subordinated Notes.   The loss recorded as a result of the debt transactions is discussed in the section “Loss on debt modification or extinguishment” below.

9.375% Senior Notes due 2017

On September 27, 2012, Ply Gem Industries issued $160.0 million of 9.375% Senior Notes at par. Ply Gem Industries used the proceeds of the offering, together with cash on hand, to satisfy and discharge its obligations under the 13.125% Senior Subordinated Notes and the indenture governing the 13.125% Senior Subordinated Notes.  The 9.375% Senior Notes will mature on April 15, 2017 and bear interest at the rate of 9.375% per annum.  Interest will be paid semi-annually on April 15 and October 15 of each year.  A portion of the early call premium and the original unamortized discount on the 13.125% Senior Subordinated Notes was recorded as a discount on the $160.0 million of 9.375% Senior Notes, given that the transaction was predominately accounted for as a loan modification.

Prior to October 15, 2014, Ply Gem Industries may redeem the 9.375% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium.  Prior to October 15, 2014, Ply Gem Industries may redeem up to 40% of the aggregate principal amount of the 9.375% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 109.375% of the aggregate principal amount of the 9.375% Senior Notes, plus accrued and unpaid interest, if any, provided that at least 60% of the aggregate principal amount of the 9.375% Senior Notes remains outstanding after the redemption. On or after October 15, 2014, and prior to October 15, 2015, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 9.375% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 103% of the aggregate principal amount of the 9.375% Senior Notes, plus accrued and unpaid interest, if any. On or after October 15, 2015, Ply Gem Industries  may redeem up to 100% of the aggregate principal amount of the 9.375% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 100% of the aggregate principal amount of the 9.375% Senior Notes, plus accrued and unpaid interest, if any to the redemption date.  At any time on or after October 15, 2014, Ply Gem Industries may redeem the 9.375% Senior Notes, in whole or in part, at the declining redemption prices set forth in the indenture governing the 9.375% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date.

The 9.375% Senior Notes are unsecured and equal in right of payment to all of our existing and future senior debt, including the ABL Facility and the 8.25% Senior Secured Notes.  The 9.375% Senior Notes are unconditionally guaranteed on a joint and several basis by the Guarantors (other than certain unrestricted subsidiaries) on a senior unsecured basis.  The guarantees are general unsecured obligations and are equal in right of payment to all existing senior debt of the Guarantors, including their guarantees of the 8.25% Senior Secured Notes and the ABL Facility.  The 9.375% Senior Notes and guarantees are effectively subordinated to all of Ply Gem Industries’ and the guarantors’ existing and future secured indebtedness, including the 8.25% Senior Secured Notes and the ABL Facility, to the extent of the value of the assets securing such indebtedness.

The indenture governing the 9.375% Senior Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries’ assets.  In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including, but not limited to, debt not to exceed the sum of (a) the greater of (i) $250.0 million and (ii) the borrowing base as of date of such incurrence; purchase money indebtedness in an aggregate amount not to exceed the greater of $35.0 million and 20% of consolidated net tangible assets at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances.  In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings.  Permitted dividends and distributions include those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $2.0 million in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million.

Loss on debt modification or extinguishment

As a result of the 9.375% Senior Notes issuance and the transactions relating to the 13.125% Senior Subordinated Notes in September 2012, the Company performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, the Company evaluated each creditor with ownership in both the 13.125% Senior Subordinated Notes and the 9.375% Senior Notes to determine whether the transaction should be accounted for as a modification or an extinguishment of debt as it relates to each individual holder.  The Company incurred an early call premium of approximately $9.8 million in connection with this transaction, of which approximately $8.3 million was recorded as a discount on the 9.375% Senior Notes and approximately $1.5 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations for the three and nine months ended September 29, 2012.  The Company also expensed approximately $0.3 million for the unamortized discount and $0.4 million for the unamortized debt issuance costs for the 13.125% Senior Subordinated Notes as a result of this transaction for the three and nine months ended September 29, 2012.  The Company also incurred approximately $2.5 million of costs associated with this transaction, of which approximately $1.1 million was recorded as debt issuance costs and approximately $1.4 million was expensed as loss on modification or extinguishment of debt in the condensed consolidated statement of operations for the three and nine months ended September 29, 2012.

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during 2011, the Company performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, the Company evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt.  The Company determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes.  The Company incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations for the nine months ended October 1, 2011.  The Company also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction for the nine months ended October 1, 2011.  The Company also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.2 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations for the nine months ended October 1, 2011.

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

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $3.6 million and $0.0 million for the three months ended September 29, 2012 and October 1, 2011, respectively, and $3.6  million and $27.9 million for the nine months ended September 29, 2012 and October 1, 2011, respectively as summarized in the tables below.

	For the three months ended
(Amounts in thousands)	September 29, 2012	October 1, 2011

Loss on extinguishment of debt:
13.125% Senior Subordinated Notes call premium	$(1,487)	$-
13.125% Senior Subordinated Notes unamortized discount	(372)	-
13.125% Senior Subordinated Notes unamortized debt issuance costs	(299)	-
	(2,158)	-
Loss on modification of debt:
Third party fees for 9.375% Senior Notes	(1,449)	-
	(1,449)	-

Total loss on modification or extinguishment of debt	$(3,607)	$-

	For the nine months ended
(Amounts in thousands)	September 29, 2012	October 1, 2011

Loss on extinguishment of debt:
Tender premium associated with the 11.75% Senior Secured Notes	$-	$(10,883)
11.75% Senior Secured Notes unamortized discount	-	(775)
11.75% Senior Secured Notes unamortized debt issuance costs	-	(2,757)
13.125% Senior Subordinated Notes call premium	(1,487)	-
13.125% Senior Subordinated Notes unamortized discount	(372)	-
13.125% Senior Subordinated Notes unamortized debt issuance costs	(299)	-
	(2,158)	(14,415)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	-	(12,261)
Unamortized debt issuance costs for prior ABL Facility	-	(1,187)
Third party fees for 9.375% Senior Notes	(1,449)	-
	(1,449)	(13,448)

Total loss on modification or extinguishment of debt	$(3,607)	$(27,863)

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of September 29, 2012, we had cash and cash equivalents of approximately $28.1 million, $151.2 million of contractual availability under the ABL Facility and approximately $107.4 million of borrowing base availability.

In order to further supplement the Company’s operating cash flow, the Company has from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, the Company may elect to pursue additional financing alternatives in the future.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, we have a potential obligation related to certain tax issues of approximately $3.9 million, including interest of approximately $0.9 million.  The timing of the potential tax payments is unknown.

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

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, and the following:

•	our high degree of leverage and significant debt service obligations;

•	restrictions under the indentures governing the 8.25% Senior Secured Notes and the 9.375% Senior Notes and restrictions under our ABL Facility;

•	the competitive nature of our industry;

•	changes in interest rates, and general economic, home repair and remodeling and new home construction market conditions;

•	changes in the price and availability of raw materials; and

•	changes in our relationships with our significant customers.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $212.5 million as of September 29, 2012, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility was fully drawn as of September 29, 2012, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.5 million per year.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and nine months ended September 29, 2012, the net impact of foreign currency changes to our results of operations was a gain of approximately $0.1 million and $0.3 million, respectively.  The impact of foreign currency changes related to translation resulted in a decrease in stockholder’s deficit of approximately $1.0 million for the nine months ended September 29, 2012.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At September 29, 2012, we did not have any outstanding foreign currency hedging contracts.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 29, 2012.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 29, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended September 29, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5.     OTHER INFORMATION

Under the General Advisory Agreement (the “General Advisory Agreement”) the Company previously entered into with CI Capital Partners LLC (“CI Capital Partners”), formerly Caxton-Iseman Capital, LLC, CI Capital Partners provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  The initial term of the General Advisory Agreement is 10 years, and is automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or CI Capital Partners provide notice of termination.  In addition, the General Advisory Agreement may be terminated by CI Capital Partners at any time upon the occurrence of specified change of control transactions or upon an initial public offering of our shares or shares of any of our parent companies.  If the General Advisory Agreement is terminated for any reason prior to the end of the initial term, Ply Gem Industries will pay to CI Capital Partners an amount equal to the present value of the annual advisory fees that would have been payable through the end of the initial term, based on our cost of funds to borrow amounts under our senior credit facilities.

On November 6, 2012, the Company and CI Capital Partners amended the General Advisory Agreement to extend the initial term for a period of 10 years to November 6, 2022.  In addition, the amendment caps the amount payable in the event the General Advisory Agreement is terminated prior to the end of the initial term to an amount equal to the present value of the annual advisory fees that would have been payable through the earlier of (a) December 31 following the third anniversary of the date of termination or (b) the end of the initial term, based on our cost of funds to borrow amounts under our senior credit facilities.

Item 6.                                                 EXHIBITS

(a)   Exhibits

Exhibit No.                                                                  Description of Exhibits

* 4.1
Amendment No. 2 to Credit Agreement, dated as of September 21, 2012, by and among Ply Gem Industries, Inc., Ply Gem Canada, Inc., Ply Gem Holdings, Inc., the other Guarantors party thereto, the Lenders party thereto, UBS AG, Stamford Branch, as U.S. Administrative Agent, and UBS AG Canada Branch, as Canadian Administrative Agent.

* 4.2	Indenture, dated as of September 27, 2012, among Ply Gem Industries, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as trustee.
* 4.3	Registration Rights Agreement, dated September 27, 2012, among Ply Gem Industries, Inc., the Guarantors party thereto and UBS Securities LLC and J.P. Morgan Securities LLC, as initial purchasers.
* 4.4	First Supplemental Indenture, dated as of August 2, 2012, among Ply Gem Industries, Inc., Foundation Labs by Ply Gem, LLC, and U.S. Bank National Association, as trustee.
* 4.5
First Supplemental Indenture, dated as of August 2, 2012, among Ply Gem Industries, Inc., Foundation Labs by Ply Gem, LLC, and Wells Fargo Bank, National Association, as trustee and noteholder collateral agent.

* 4.6	Intercreditor Agreement Supplement, dated as of August 2, 2012, by Foundation Labs by Ply Gem, LLC
* 4.7	Collateral Agreement Supplement, dated as of August 2, 2012, among Foundation Labs by Ply Gem, LLC and Wells Fargo Bank, National Association, as Noteholder Collateral Agent
* 4.8	Security Agreement Supplement, dated as of August 2, 2012, among Foundation Labs by Ply Gem, LLC and UBS AG, Stamford Branch, as collateral agent and administrative agent
* 4.9	Supplement to U.S. Guaranty, dated as of August 2, 2012, among Foundation Labs by Ply Gem, LLC and UBS AG, Stamford Branch, as collateral agent
* 10.1
Purchase Agreement, dated September 24, 2012, among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., each of the direct and indirect domestic subsidiaries of Ply Gem Industries, Inc. and the initial purchasers named therein.

* 10.2	Amendment No. 1 to Advisory Agreement, dated November 6, 2012, between Ply Gem Industries, Inc. and CxCIC LLC.
* 31.1	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 31.2	Certification by Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
* 32.1	Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* 32.2	Certification by Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 29, 2012, filed on November 9, 2012, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text. **

 *  Filed herewith.

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

Date:  November 9, 2012

By:	/s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date:  November 9, 2012

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary