Form 10-K
period 2012-12-31
PLY GEM HOLDINGS INC
filed 2013-03-15
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
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
Large accelerated filer [  ]    Accelerated filer [  ]     Non-accelerated filer [X]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of December 31, 2012 was $0.

The Company had 100 shares of common stock outstanding as of March 15, 2013.

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

• covenants in the senior secured asset-based revolving credit facility and the indentures governing the 8.25% senior secured notes due 2018 and the 9.375% senior notes due 2017;

• limitations on our net operating losses;

• failure to successfully integrate future acquisitions;

• failure to effectively manage labor inefficiencies associated with increased production and new employees added to the Company; and

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

PART I

Item 1.      BUSINESS

Company Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 59% and 41% of our sales, respectively, for the fiscal year ended December 31, 2012.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

Additional information concerning our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Unless the context indicates or requires otherwise, (i) the term “Ply Gem Holdings” refers to Ply Gem Holdings, Inc.; (ii) the term “Ply Gem Industries” refers to Ply Gem Industries, Inc., our principal operating subsidiary; and (iii) the terms “we”, “our”, “us”, “Ply Gem”, and the “Company” refer collectively to Ply Gem Holdings and its subsidiaries. The use of these terms is not intended to imply that Ply Gem Holdings and Ply Gem Industries and its subsidiaries are not separate and distinct legal entities.

History

Ply Gem Holdings was incorporated as a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), on January 23, 2004 by affiliates of CI Capital Partners for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”).  The Ply Gem acquisition was completed on February 12, 2004.  Prior to the Ply Gem acquisition, our business was known as the Windows, Doors and Siding division of Nortek, where the business operated as a holding company with a broad set of brands.  Since the Ply Gem acquisition, we have acquired six additional businesses to complement and expand our product portfolio and geographical diversity.  Gary E. Robinette, our President and Chief Executive Officer, joined Ply Gem in October 2006, and has employed the strategy of transitioning Ply Gem to an integrated and consolidated business model under the Ply Gem brand.  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”), with Ply Gem Prime being the surviving corporation.  As a result, Ply Gem Holdings is now a wholly owned subsidiary of Ply Gem Prime.

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

Business Strategy

We are pursuing the following business and growth strategies:

•
Capture Growth Related to Housing Market Recovery.  As a leading manufacturer of exterior building products, we intend to capitalize on the recovery in new construction and home repair and remodeling.  The National Association of Home Builders’ (“NAHB”) 2012 estimate of single family housing starts was 535,000, which was approximately 49% below the 50-year average, representing a significant opportunity for growth as activity improves to rates that are more consistent with historical levels.  Furthermore, we believe that the underinvestment in homes during the recent recession and the overall age of the U.S. housing stock will drive significant future spending for home repair and remodeling.

We expect homeowners’ purchases to focus on items that provide the highest return on investment, have positive energy efficiency attributes and provide potential cost savings.  Our broad product offering addresses expected demand growth from all of these key trends through our exposure to the new construction as well as the home repair and remodel end markets, diverse price points, the high recovery value for home improvements derived from our core product categories and the ability to provide products that qualify for energy efficiency rebate and tax programs currently in effect or under consideration.

•
Continue to Increase Market Penetration.  We intend to increase the market penetration of our siding, fencing, and stone products and our window and door products by leveraging the breadth of our product offering and broad geographical footprint to serve customers across North America and by pursuing cross-selling opportunities.  Additionally, our continued investments in product innovation and quality, coupled with strong customer service, further enhance our ability to capture increased sales in each of our core product categories.  In 2012, we maintained our U.S. vinyl siding leading market position at approximately 36.0% after increasing our position to 36.0% in 2011 from 32.3% in 2010 due in part to a significant customer win in the retail sales channel as well as with a top national builder.  In 2012, we continued to achieve strategic market share gains obtaining new regional window business with a large home center.

The national builder win in 2011 represented an existing top 10 customer in our window business. We believe that this demonstrates the substantial opportunity across our product categories to cross-sell and bundle products, thereby increasing revenues from our existing channel partners and industry relationships.  Another example of this cross-selling opportunity is the introduction in 2010 of a new line of vinyl windows under our Ply Gem brand as well as under our Mastic Home Exteriors brand, historically associated with vinyl siding products.  We expect to build upon our share gains as the housing market recovers from its current levels and to further enhance our leading positions.

•
Expand Brand Coverage and Product Innovation.  Ply Gem's brand building efforts extend across multiple media, including national trade journals, website marketing and social media, and national consumer magazines and broadcast outlets, both in the U.S. and Canada, resulting in over 10 million trade impressions and more than 200 million consumer impressions in 2012. Significant brand recognition in 2012 included Fox News "Fox and Friends" morning program, Better Homes and Gardens Magazine, and The New York Times, each focusing on Ply Gem's ability to deliver a complete exterior as a single manufacturer, something we call "The Designed Exterior by Ply Gem". We will continue to increase the value of the Ply Gem brands by introducing new product categories for our customers and by developing innovative new products within our existing product categories.  For example, we have developed a complete series of window products under the Ply Gem brand to target the higher margin home repair and remodeling window end market.  Furthermore, our 2008 addition of stone veneer to our product offering in the Siding, Fencing, and Stone segment provides existing siding customers with access to the fastest growing category of exterior cladding products. In 2013, we announced that we will be manufacturing and selling cellular PVC trim and mouldings, a low-maintenance alternative to traditional wood trim designed to work well with siding, within the $1.4 billion residential trim market.

Our new products frequently receive industry recognition, as evidenced by our Ply Gem Mira aluminum-clad wood window, which was an International Builder’s Show Product Pick in 2008.  In addition, our Cedar Discovery designer accent product and our Ovation vinyl siding product were both named one of the top 100 products by leading industry publications.  The result of our commitment to product development and innovation has been demonstrated in the approximately $441.7 million of incremental annualized sales that we recognized for new products introduced from 2009 to 2012.

•
Drive Operational Leverage and Further Improvements.  While we reduced our production capacity during the past several years, we have retained the flexibility to bring back idled lines, facilities and production shifts in order to increase our production as market conditions improve.  This incremental capacity can be selectively restarted, providing us with the ability to match increasing customer demand levels as the housing market returns to historical levels of approximately one million or more single family housing starts without the need for significant capital investment as long as the growth in single family housing starts or increased volume from new customer wins is not unique to a particular region or area.  In our Windows and Doors segment, where we have historically focused on new construction, we believe that our new window products for home repair and remodeling will be able to drive increased volumes through these manufacturing facilities and enhance operating margins.

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

New Home Construction

New construction in the United States experienced strong growth from the early 1990s to 2006, with housing starts increasing at a compounded annual growth rate of 3.8%.  However, from 2006 to 2012, single family housing starts declined 64% according to the NAHB.  While the industry has experienced a period of severe correction and downturn, management believes that the long-term economic outlook for new construction in the United States is favorable and supported by an attractive interest rate environment and strong demographics, as new household formations and increasing immigration drives demand for starter homes.  According to the Joint Center for Housing Studies of Harvard University, net new household formations between 2010 and 2020 are expected to be approximately 11.8 million units.  Favorable demographic trends and historically low interest rates should be stimulants for new construction demand in the United States.

During 2011, single family housing starts declined 7.9% to 434,000 compared to 2010.  During 2012, single family housing starts are estimated to have increased 23.2% to 535,000 compared to 2011. The NAHB is currently forecasting single family housing starts to further increase in 2013 and 2014 by 23.0% and 28.9%, respectively.

Home Repair and Remodeling

Since the early 1990s and through 2006, demand for home repair and remodeling products in the United States increased at a compounded annual growth rate of 4.3%, according to the U.S. Census Bureau, as a result of strong economic growth, low interest rates and favorable demographics.  However, beginning in 2007 the ability for homeowners to finance repair and remodeling expenditures, such as replacement windows or vinyl siding, has been negatively impacted by a general tightening of lending requirements by financial institutions and the significant decrease in home values, which limited the amount of home equity against which homeowners could borrow.  Management believes that expenditures for home repair and remodeling products are also affected by consumer confidence that continued to be depressed during 2012 due to general economic conditions, debt ceiling and national budget deliberations, and unemployment levels. Management believes the long-term economic outlook of the demand for home repair and remodeling products in the United States is favorable and supported by the move towards more energy-efficient products, recent underinvestment in home maintenance and repair, and an aging housing stock.

Description of Business

Financial information about our segments is included in the Notes to Consolidated Financial Statements and incorporated herein by reference.

Siding, Fencing, and Stone segment

Products

In our Siding, Fencing, and Stone segment, our principal products include vinyl siding and skirting, vinyl and aluminum soffit, aluminum trim coil, cellular PVC trim and mouldings, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems, injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts, vinyl fence, vinyl and composite railing and stone veneer. We sell our siding and accessories under our Variform®, Napco®, Mastic® Home Exteriors and Cellwood® brand names and under the Georgia-Pacific brand name through a private label program. We also sell our vinyl siding and accessories to Lowe's under our Durabuilt® private label brand name. Our cellular PVC Trim products are sold under our Ply Gem® Trim and Mouldings brand name. Our vinyl and vinyl-composite fencing and railing products are sold under our Kroy® and Kroy Express brand names. Our stone veneer products are sold under our Ply Gem Stone brand name. A summary of our product lines is presented below according to price point:

	Mastic® Home Exteriors	Variform®	Napco®	Cellwood ®	Durabuilt®	Georgia Pacific	Kroy®	Ply Gem® Stone	Ply Gem ® Trim and Mouldings (1)

Specialty/Super Premium	Cedar Discovery® Structure® EPS Premium Insulated Siding	Heritage Cedar™ Climaforce™	Cedar Select® American Essence™	Cedar Dimensions™	670 Series™ Hand Split 650 Series™ Shingle Siding 660 Series™ Round Cut Siding	Cedar Spectrum™ Caliber		Fieldstone Tuscan Fieldstone Shadow Ledgestone Cut Cobblestone Cobblestone Ridgestone Riverstone Brick True Stack

Premium	Quest® T-Lok® Barkwood® Liberty Elite® Board + Batten	Timber Oak Ascent™ Vortex Extreme™ Board + Batten	American Splendor® Board + Batten™	Dimensions® Board + Batten	480 Series™ 440 Series™	Cedar Lane® Select Board + Batten	Elegance Vinyl Fence and Composite Rail		Trim Boards Corners Post Wraps Mouldings

Standard	Carvedwood 44® Silhouette Classic® Ovation™ Charleston Beaded®	Camden Pointe® Nottingham® Ashton Heights® Victorian Harbor®	American Herald® American Tradition American 76 Beaded®	Progressions® Colonial Beaded	450 Series™ Beaded	Heritage Hill™ Forest Ridge® Shadow Ridge® Castle Ridge® Somerset™ Beaded	Performance Vinyl Fence and Rail

Economy	Mill Creek® Brentwood® Eclipse	Contractors Choice®	American Comfort®	Evolutions®	410 Series™	Chatham Ridge® Vision Pro® Parkside® Oakside®	Classic Vinyl Fence

(1) The cellular PVC Trim product category launched during the first quarter of 2013.

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

Our largest customer comprised 17.1% and 14.7% of the net sales of our Siding, Fencing, and Stone segment for the years ended December 31, 2012 and 2011, respectively.

Production and facilities

Vinyl siding, skirting, soffit and accessories are manufactured in our Martinsburg, West Virginia, Jasper, Tennessee, Stuarts Draft, Virginia and Kearney, Missouri facilities, while all metal products are produced in our Sidney, Ohio facility.  The majority of our injection molded products such as shakes, shingles, scallops, shutters, vents and mounts are manufactured in our Gaffney, South Carolina facility.  The cellular PVC trim and mouldings products are manufactured in Kearney, Missouri. The vinyl, metal, and injected molded plants have sufficient capacity to support planned levels of sales growth for the foreseeable future.  Our fencing and railing products are currently manufactured at our York, Nebraska and Fair Bluff, North Carolina facilities.  The fencing and railing plants have sufficient capacity to support our planned sales growth for the foreseeable future.  Our stone veneer products are manufactured at our Middleburg, Pennsylvania facility.  Our manufacturing facilities are among the safest in all of North America with three of them having received the highest federal and/or state OSHA safety award and rating.

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

Competition

We compete with other national and regional manufacturers of vinyl siding, aluminum, cellular PVC, fencing, and stone products. We believe we are currently the largest manufacturer of vinyl siding in North America. Our vinyl siding competitors include CertainTeed, Alside, Royal Building Products and smaller, regional competitors. Based on our internal estimates and industry experience, we believe that we have a U.S. vinyl siding market position of 36.0%, consistent with 2011. Our aluminum accessories competitors include Alsco, Gentek and other smaller regional competitors. Significant growth in vinyl fencing and railing has attracted many new entrants, and the sector today is fragmented. Our cellular PVC Trim and Moulding competitors include Azek, Inteplast, Kommerling (KOMA), Jain (Excel), Wolfpac (Veratex), Tapco (Kleer), CertainTeed and Royal Building Products. Our fencing and railing competitors include U.S. Fence, Homeland, Westech, Bufftech, and Azek. Our stone veneer competitors include Boral, Eldorado Stone, Coronado Stone and smaller, regional competitors. We generally compete on product quality, breadth of product offering, sales and service support. In addition to competition from other vinyl siding, fencing and stone products, our products face competition from alternative materials, such as wood, metal, fiber cement and masonry. Increases in competition from other exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to net sales decreases.

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

Backlog

Our Siding, Fencing, and Stone segment had a backlog of approximately $9.5 million at December 31, 2012, and a backlog of approximately $8.5 million at December 31, 2011.  We filled 100% of the backlog at December 31, 2011 during 2012. We expect to fill 100% of the orders during 2013 that were included in our backlog at December 31, 2012.

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

Our sales to our five largest window and door customers represented 28.6% and 28.9% of the net sales of our Windows and Doors segment for the years ended December 31, 2012 and 2011, respectively.

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

While market conditions required us to close three facilities in 2009, all of our facilities have the ability to increase capacity in a cost effective manner by expanding production shifts.  Any capacity increase may, however, initially be offset by labor inefficiencies or difficulties obtaining the appropriate labor force. Ongoing capital investments will focus upon new product introductions and simplification, equipment maintenance and cost reductions.   Our manufacturing facility in Alberta, Canada received the highest provincial safety award during 2010, demonstrating our commitment to safety.

During 2012, our Windows and Doors segment streamlined its product offerings by realigning its SKUs to simplify the structure and manufacturing process while maximizing product features for our customers at competitive prices.

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

Competition

The window and patio door sector remains fragmented, comprised primarily of local and regional manufacturers with limited product offerings.  The sector’s competitors in the United States include national brands, such as Jeld-Wen, Simonton, Pella and Andersen, and numerous regional brands, including MI Home Products, Atrium, Weathershield and Milgard.  Competitors in Canada include Jeld-Wen, Gienow, All Weather, Loewen, and numerous regional brands.  We generally compete on service, product performance, product offering, sales and support.  We believe all of our products are competitively priced and that we are one of the only manufacturers to serve all end markets and price points.

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

Backlog

Our Windows and Doors segment had a backlog of approximately $24.8 million at December 31, 2012, and approximately $19.4 million at December 31, 2011.  We filled 100% of the backlog at December 31, 2011 during 2012. We expect to fill 100% of the orders during 2013 that were included in our backlog at December 31, 2012.

Environmental and Other Regulatory Matters

We are subject to United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites, and protection of worker health and safety.  From time to time, our facilities are subject to investigation by governmental regulators.  In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which we or our predecessors are alleged to have sent hazardous materials for recycling or disposal.  We may be held liable, or incur fines or penalties, in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of our properties from activities conducted by previous occupants.  The amount of such liability, fine or penalty may be material, and certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

We believe that we maintain all material permits required to operate our business and that our current operations are in substantial compliance with such permit terms, with the exception of the late filing on January 10, 2013 of the Title V semi-annual monitoring report for our Rocky Mount, Virginia facility air permit, for which we are currently investigating certain assumptions and calculations used in the permit development. Based on current information, we do not believe that any known compliance obligations, claims, releases or investigations will have a material adverse effect on our results of operations, cash flows or financial position.  However, there can be no guarantee that previously known or newly-discovered matters or any inability to enforce our available indemnification rights against previous owners of our subsidiaries will not result in material costs or liabilities.

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

In 2011, MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, entered into an Administrative Order on Consent with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), primarily relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  As part of the Administrative Order on Consent, MW provided the EPA with a preliminary cost estimate of approximately $1.8 million over the remediation period.  This preliminary cost estimate was approved by the EPA for initiation of remediation work in December 2012. Certain liabilities for this subject contamination have been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.  As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Our ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.

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

Employees

•
As of December 31, 2012, we had 4,992 full-time employees worldwide, of whom 4,605 were in the United States and 387 were in Canada.  Employees at our Canadian plant and our Bryan, Texas plant are currently our only employees with whom we have a collective bargaining agreement.

•
Approximately 4.1% of our total employees are represented by the United Brotherhood of Carpenters and Joiners of America, pursuant to a collective bargaining agreement with certain of our Canadian employees, which expires on December 31, 2014.

•
Approximately 10.5% of our total employees are represented by the International Chemical Workers Union Council, pursuant to a collective bargaining agreement with certain of our Alenco Windows employees, which expires in December 2013.

Financial Information about Geographic Areas

All of the Company’s operations are located in the United States and Canada.

Revenue from external customers for the year 2012 consisted of:

•	$1,043.6 million from United States customers

•	$74.4 million from Canadian customers

•	$3.3 million from all other foreign customers

Revenue from external customers for the year 2011 consisted of:

•	$959.2 million from United States customers

•	$70.9 million from Canadian customers

•	$4.8 million from all other foreign customers

Revenue from external customers for the year 2010 consisted of:

•	$915.5 million from United States customers

•	$75.9 million from Canadian customers

•	$4.5 million from all other foreign customers

At December 31, 2012, 2011, and 2010, long-lived assets totaled approximately $17.1 million, $17.1 million, and $18.0 million, respectively, in Canada, and $601.7 million and $630.9 million, and $667.5 million, respectively, in the United States.  We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations.

 Item 1A.  RISK FACTORS
Risks Associated with Our Business

Downturns in the home repair and remodeling and new construction sectors or the economy and the availability of consumer credit could adversely impact our end users and lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new construction spending, which declined significantly in the 2009 through 2011 period as compared to 2008 recovering slightly in 2012 compared to historical levels and are affected by such factors as interest rates, inflation, consumer confidence, unemployment and the availability of consumer credit.

Our performance is also dependent upon consumers having the ability to finance home repair and remodeling projects and/or the purchase of new homes.  The ability of consumers to finance these purchases is affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures, which in turn could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures.  Trends such as declining home values, increased home foreclosures and tightening of credit standards by lending institutions, have negatively impacted the home repair and remodeling and the new construction sectors.  If these credit market trends continue or worsen, our net sales and net income may be adversely affected.

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

Our top ten customers accounted for approximately 45.9% of our net sales in the year ended December 31, 2012.  Our largest customer distributes our products within its building products distribution business, and accounted for approximately 10.5% of our consolidated 2012 net sales.  We expect a small number of customers to continue to account for a substantial portion of our net sales for the foreseeable future.

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

Increases in union organizing activity and work stoppages at our facilities or the facilities of our suppliers could delay or impede our production, reduce sales of our products and increase our costs.

Our financial performance is affected by the cost of labor.  As of December 31, 2012, approximately 14.5% of our employees were represented by labor unions.  We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity.  Furthermore, some of our direct and indirect suppliers have unionized work forces.  Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured.  Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

Our ability to operate and our growth potential could be materially and adversely affected if we cannot employ, train and retain qualified personnel at a competitive cost.

Many of the products that we manufacture and assemble require manual processes in plant environments. We believe that our success depends upon our ability to employ, train and retain qualified personnel with the ability to design, manufacture, and assemble these products. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force as the housing market recovers in the United States and Western Canada. A significant increase in the wages paid by competing employers could result in a reduction of our qualified labor force, increases in the wage rates that we must pay, or both. In addition, our ability to quickly and effectively train additional workforce to handle the increased volume and production while minimizing labor inefficiencies and maintaining product quality will be a strategic initiative in a housing market recovery. If either of these events were to occur, our cost structure could increase, our margins could decrease, and any growth potential could be impaired.

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

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees.  To encourage the retention of certain key executives, we have entered into various equity-based compensation agreements with our senior executives, including Messrs. Robinette, Poe, Wayne, Buckley, and Morstad, designed to encourage their retention.  Each member of our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success.  We do face the risk, however, that members of our senior management may not continue in their current positions and the loss of their services could cause us to lose customers and reduce our net sales, lead to employee morale problems and/or the loss of key employees, or cause disruptions to our production.  Also, we may be unable to find qualified individuals to replace any of the senior executive officers who leave our company.

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

We are currently involved in environmental proceedings involving Ply Gem Canada and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania), Kroy Building Products, Inc. (relating to contamination in a drinking water well in York, Nebraska) and Mastic Home Exteriors, Inc. (relating to a closed landfill site in Sidney, Ohio).  Under the stock purchase agreement governing the Ply Gem acquisition, Nortek has agreed to indemnify us fully for any liability in connection with the Punxsutawney contamination. Alcan Aluminum Corporation assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the York property occurring prior to 1994 when it sold the property to us in 1999.  Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek. Our ability to seek indemnification or enforce other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as by limits to any such indemnities or obligations.

In 2011, MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, entered into an Administrative Order on Consent with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), primarily relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  As part of the Administrative Order on Consent, MW provided the EPA with a preliminary cost estimate of approximately $1.8 million over the remediation period.  This preliminary cost estimate was approved by the EPA for initiation of remediation work in December 2012. Certain liabilities for this subject contamination have been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.  As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Our ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.

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

We continually review our manufacturing and assembly operations and sourcing capabilities.  Effects of periodic manufacturing realignment, cost savings programs, and labor ramp-up costs could result in a decrease in our short-term earnings until the expected cost reductions are achieved and/or production volumes stabilize.  Such programs may include the consolidation and integration of facilities, functions, systems and procedures.  Such actions may not be accomplished as quickly as anticipated and the expected cost reductions may not be achieved or sustained.

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

The agreements that govern the terms of our debt, including the indentures that govern the 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") we issued on February 11, 2011 and February 16, 2012 and the 9.375% Senior Notes due 2017 (the “9.375% Senior Notes”) we issued on September 27, 2012 and the credit agreement that governs the senior secured asset based revolving credit facility (“ABL Facility”), contain covenants that restrict our ability and the ability of our subsidiaries to:

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

In addition, under the ABL Facility, if our excess availability is less than the greater of (a) 12.5% of the lesser of the revolving credit commitments and the borrowing base and (b) $17.5 million, we will be required to comply with a minimum fixed charge coverage ratio test. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure that we will meet this ratio.  A breach of any of these covenants under the ABL Facility or the indentures governing our 8.25% Senior Secured Notes or our 9.375% Senior Notes could result in an event of default under the ABL Facility or the indentures. An event of default under any of our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable and, in some cases, proceed against the collateral securing such indebtedness.

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

Our ability to make scheduled payments on or to refinance our debt obligations and to make capital expenditures depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors.  We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures.  We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay or refinance our indebtedness, including the 8.25% Senior Secured Notes, the 9.375% Senior Notes or our indebtedness under our ABL Facility, or make required capital expenditures.  If our cash flows and capital resources are insufficient to fund our debt service obligations, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.

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

We have substantial deferred tax assets related to net operating loss carryforwards (“NOLs”) for United States federal and state income tax purposes, which are available to offset future taxable income.  As a result, we project that the U.S. cash tax rate will be reduced from the federal statutory rate and state rate as a result of approximately $229.3 million of gross NOLs for federal purposes and $245.8 million of gross state NOLs.  Our ability to utilize the NOLs may be limited as a result of certain events, such as insufficient future taxable income prior to expiration of the NOLs or annual limits imposed under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”), or by state law, as a result of a change in control.  A change in control is generally defined as a cumulative change of more than 50 percentage points in the ownership positions of certain stockholders during a rolling three-year period.  Changes in the ownership positions of certain stockholders could occur as the result of stock transactions by such stockholders and/or by the issuance of stock by us.  Such limitations may cause us to pay income taxes earlier and in greater amounts than would be the case if the NOLs were not subject to such limitations.  Should we determine that it is likely that our recorded NOL benefits are not realizable, we would be required to reduce the NOL tax benefits reflected on our consolidated financial statements to the net realizable amount by establishing a valuation reserve and recording a corresponding charge to earnings.  Conversely, if we are required to reverse any portion of the accounting valuation allowance against our U.S. deferred tax assets related to our NOLs, such reversal could have a positive effect on our financial condition and results of operations in the period in which it is recorded.

If Ply Gem Holdings enters into a tax receivable agreement in connection with its initial public offering, it may be required to pay an affiliate of our current stockholders for certain tax benefits it may claim. The amounts it may pay could be significant and the amounts it pays may not be reimbursed even if the claimed tax benefits are later determined by the U.S. Internal Revenue Service (“IRS”) not to be allowed. The agreement could also adversely affect the ability of Ply Gem Holdings or us to enter into transactions with third parties because of additional obligations that might arise under the agreement.

The amount and timing of any payments under the tax receivable agreement may vary depending upon a number of factors, including the amount and timing of the taxable income Ply Gem Holdings generates in the future and the tax rate then applicable, its use of NOL carryovers and the portion of its payments under the tax receivable agreement constituting imputed interest.   The payments it may be required to make under the tax receivable agreement could be substantial. Ply Gem Holdings expects that, as a result of the amount of the NOL carryovers from prior periods (or portions thereof) and the deductible expenses attributable to the transactions related to its initial public offering, assuming no material changes in the relevant tax law and that Ply Gem Holdings earns sufficient taxable income to realize in full the potential tax benefit described above, future payments under the tax receivable agreement, in respect of the federal and state NOL carryovers, are expected to be approximately $84.0 million and are expected to be paid within the next five years. These amounts reflect only the cash savings attributable to current tax attributes resulting from the NOL carryovers. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments from these tax attributes.  In addition, although Ply Gem Holdings is not aware of any issue that would cause the IRS to challenge the benefits expected to arise under the tax receivable agreement, the tax receivable agreement is expected to provide that the Tax Receivable Entity will not reimburse Ply Gem Holdings for any payments previously made if such benefits are subsequently disallowed, except that excess payments made to the Tax Receivable Entity will be netted against payments otherwise to be made, if any, after Ply Gem Holding’s determination of such excess. As a result, if such circumstances were to occur, Ply Gem Holdings could make payments under the tax receivable agreement that are greater than its actual cash tax savings and may not be able to recoup those payments, which could adversely affect its liquidity. Finally, because Ply Gem Holdings is a holding company with no operations of its own, its ability to make payments under the tax receivable agreement will be dependent on the ability of its subsidiaries to make distributions to it. The ABL Facility and the indentures governing the 8.25% Senior Secured  Notes and the 9.375% Senior Notes restrict the ability of Ply Gem Holdings’ subsidiaries to make distributions to it, which could affect its ability to make payments under the tax receivable agreement. To the extent that Ply Gem Holdings is unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid, which could adversely affect our results of operations and could also affect our liquidity in periods in which such payments are made. In addition, the tax receivable agreement is expected to provide that, upon certain mergers, asset sales, or other forms of business combinations or certain other changes of control, Ply Gem Holdings’ or its successor’s obligations with respect to tax benefits would be based on certain assumptions, including that Ply Gem Holdings or its successor would have sufficient taxable income to fully utilize the NOL carryovers covered by the tax receivable agreement. As a result, upon a change of control, Ply Gem Holdings may be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of its actual cash tax savings.

Our ability to effectively integrate future acquisitions, if any, will be critical to maintaining and improving our operating performance.

We will continue to pursue strategic acquisitions into our business if they provide future financial and operational benefits. However, our ability to effectively integrate these acquisitions into our existing business and culture may not be successful, which could jeopardize future operational performance for the combined businesses.
Actual or perceived security vulnerabilities or cyberattacks on our networks could have a material adverse impact on our business and results of operations.

Purchase of our products may involve the transmission and/or storage of data, including in certain instances customers' business and personally identifiable information. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our customers, as security breaches could result in vulnerabilities and loss of and/or unauthorized access to confidential information. We devote significant resources to address security vulnerabilities through enhancing security and reliability features in our computer networks, deploying security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. Experienced hackers, cybercriminals and perpetrators of advanced persistent threats may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our products and services, our networks or otherwise exploit any security vulnerabilities of our products, services and networks. However, because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A breach of our security measures as a result of third-party action, malware, employee error, malfeasance or otherwise could result in:

•
harm to our reputation or brand, which could lead some customers to seek to cancel subscriptions, stop purchasing our products, reduce or delay future purchases of our products, or use competing products;

•	state or federal enforcement action, which could result in fines and/penalties and which would cause us to incur legal fees and costs, and/or

•
additional costs associated with responding to the cyberattack, such as the costs of providing individuals and/or data owners with notice of the breach, legal fees, the costs of any additional fraud detection activities required by credit card associates, and costs incurred by credit card issuers associated with the compromise and additional monitoring of systems for further fraudulent activity.

Any of these actions could materially adversely impact our business and results of operations.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.      PROPERTIES

Our corporate headquarters is located in Cary, North Carolina.  We own and lease several additional properties in the U.S. and Canada.  We operate the following facilities as indicated, and each facility is leased unless indicated with “Owned” under the Lease Expiration Date column below.

Location	Square Footage	Facility Use	Lease Expiration Date

Siding, Fencing, and Stone Segment
Jasper, TN	270,000	Manufacturing and Administration	Owned
Fair Bluff, NC (1)	198,000	Manufacturing and Administration	9/30/2024
Kearney, MO (1)	175,000	Manufacturing and Administration	9/30/2024
Kansas City, MO	125,000	Warehouse	12/31/2013
Valencia, PA (2)	104,000	Manufacturing and Administration	9/30/2024
Martinsburg, WV (1)	163,000	Manufacturing and Administration	9/30/2024
Martinsburg, WV	165,000	Warehouse	4/14/2016
York, NE (1)	76,000	Manufacturing	9/30/2024
Stuarts Draft, VA	257,000	Manufacturing and Administration	Owned
Sidney, OH	819,000	Manufacturing and Administration	Owned
Gaffney, SC	259,000	Manufacturing and Administration	Owned
Harrisonburg, VA	358,000	Warehouse	2/28/2018
Kansas City, MO	36,000	Administration	12/31/2017
Middleburg, PA	100,000	Manufacturing and Administration	12/31/2016
South Pittsburgh, TN	95,000	Warehouse	10/31/2014
Gaffney, SC	55,000	Warehouse	12/31/2013
Selinsgrove, PA	32,000	Warehouse	Month-to-month

Windows and Doors Segment
Calgary, AB, Canada (1)	301,000	Manufacturing and Administration	9/30/2024
Walbridge, OH (1)	250,000	Manufacturing and Administration	9/30/2024
Walbridge, OH	20,000	Warehouse	5/30/2017
Rocky Mount, VA (1)	600,000	Manufacturing and Administration	9/30/2024
Rocky Mount, VA	163,000	Manufacturing	5/31/2013
Rocky Mount, VA	180,000	Manufacturing	8/31/2016
Rocky Mount, VA	70,000	Warehouse	2/16/2016
Rocky Mount, VA	80,000	Warehouse	8/31/2013
Rocky Mount, VA	120,000	Warehouse	8/31/2016
Rocky Mount, VA	50,000	Warehouse	Month-to-month
Roanoke, VA	13,000	Administration	3/31/2013
Fayetteville, NC	56,000	Warehouse	Owned
Peachtree City, GA	148,000	Manufacturing	8/19/2014
Peachtree City, GA	40,000	Manufacturing	Owned
Dallas, TX (3)	54,000	Manufacturing	8/31/2015
Dallas, TX (3)	29,000	Warehouse	6/30/2015
Bryan, TX	273,000	Manufacturing and Administration	8/20/2014
Bryan, TX	75,000	Manufacturing	12/31/2014
Auburn, WA	262,000	Manufacturing and Administration	10/31/2017
Corona, CA	128,000	Manufacturing and Administration	12/30/2015
Sacramento, CA	234,000	Manufacturing and Administration	9/12/2019
Tualatin, OR	8,000	Warehouse	Month-to-month
Edmonton, AB, Canada	29,000	Warehouse	4/30/2016
Red Deer, AB, Canada	7,000	Warehouse	4/30/2016
Medicine Hat, AB, Canada	9,000	Warehouse	12/31/2017
Regina, SK, Canada	10,000	Warehouse	5/31/2015
Saskatoon, SK, Canada	17,000	Warehouse	Owned
Grand Praire, AB, Canada	4,000	Warehouse	12/31/2013
Winnipeg, MB, Canada	9,000	Warehouse	3/31/2014
Langely, BC, Canada	9,000	Warehouse	2/28/2014

Corporate
Cary, NC	20,000	Administration	10/31/2015

(1)	These properties are included in a long-term lease entered into as a result of a sale/leaseback agreement entered into in August 2004 as part of the funding for the purchase of MWM Holding.

(2)	This property was subleased to a third party during 2010.

(3)	The lease for these two properties was adjusted in 2013 to consolidate operations into one larger facility.

Item 3.      LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, personal injury, product liability, warranty, and modification, adjustment or replacement of component parts or units sold. Reference is made to Note 7 to our consolidated financial statements, incorporated herein by reference, which contains a general description of certain environmental and legal proceedings to which the Company or its subsidiaries are a party and certain related matters.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no established trading market for the common stock of Ply Gem Holdings.

Holders

As of March 15, 2013, there was one holder of record of the common stock of Ply Gem Holdings.
Dividends

Ply Gem Holdings paid dividends of approximately $0.0 million and $14.0 million to its sole shareholder, Ply Gem Prime, for equity repurchases in the years ended December 31, 2012 and 2011, respectively.

The indentures for the 8.25% Senior Secured Notes and the 9.375% Senior Notes and the ABL Facility restrict the ability of Ply Gem Industries and its subsidiaries to make certain payments and transfer assets to Ply Gem Holdings.  In addition, the ABL Facility imposes restrictions on the ability of Ply Gem Holdings to make certain dividend payments.  As a result, it is unlikely that Ply Gem Holdings will pay dividends in respect of its common stock in the foreseeable future.

Item 6.      SELECTED FINANCIAL DATA

The financial data set forth below is for the five-year period ended December 31, 2012.   The data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

	For the year ended December 31,
(Amounts in thousands)	2012	2011	2010	2009	2008 (1)
Statement of operations data:
Net sales	$1,121,301	$1,034,857	$995,906	$951,374	$1,175,019
Cost of products sold	877,102	824,325	779,946	749,841	980,098
Gross profit	244,199	210,532	215,960	201,533	194,921
Operating expenses:
Selling, general and administrative expenses	147,242	138,912	130,460	141,772	155,388
Amortization of intangible assets	26,937	26,689	27,099	19,651	19,650
Write-off of previously capitalized offering costs	—	—	1,571	—	—
Goodwill impairment	—	—	—	—	450,000
Total operating expenses	174,179	165,601	159,130	161,423	625,038
Operating earnings (loss)	70,020	44,931	56,830	40,110	(430,117)
Foreign currency gain (loss)	409	492	510	475	(911)
Interest expense	(103,133)	(101,488)	(122,992)	(135,514)	(138,015)
Interest income	91	104	159	211	617
Gain (loss) on modification or extinguishment of debt	(3,607)	(27,863)	98,187	—	—
Income (loss) before provision (benefit) for income taxes	(36,220)	(83,824)	32,694	(94,718)	(568,426)
Provision (benefit) for income taxes	2,835	683	5,027	(17,966)	(69,951)
Net income (loss)	$(39,055)	$(84,507)	$27,667	$(76,752)	$(498,475)

Total assets	$881,850	$892,912	$922,237	$982,033	$1,104,053
Long-term debt, less current maturities	$964,384	$961,670	$894,163	$1,100,397	$1,114,186

(1)	Includes the results of Ply Gem Stone from the date of acquisition, October 31, 2008.

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

General

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 59% and 41% of our sales, respectively, for the fiscal year ended December 31, 2012.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

Ply Gem Holdings was incorporated on January 23, 2004 by affiliates of CI Capital Partners for the purpose of acquiring Ply Gem Industries from Nortek.  The Ply Gem acquisition was completed on February 12, 2004.  Prior to the Ply Gem acquisition, our business was known as the Windows, Doors and Siding division of Nortek, where the business operated as a holding company with a broad set of brands.  Since the Ply Gem acquisition, we have acquired six additional businesses to complement and expand our product portfolio and geographical diversity.  Gary E. Robinette, our President and Chief Executive Officer, joined Ply Gem in October 2006, and has employed the strategy of transitioning Ply Gem to an integrated and consolidated business model under the Ply Gem brand.

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

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries' $212.5 million senior secured asset-based revolving credit facility (the “ABL Facility”) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the indentures governing Ply Gem Industries 8.25% senior secured notes due 2018 (the “8.25% Senior Secured Notes”) and 9.375% senior notes due 2017 (the “9.375% Senior Notes”) place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

Critical accounting policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result compared to our assumptions and judgments, the results could be materially different from our estimates.  Management also believes that the nine areas where different assumptions could result in materially different reported results are 1) goodwill and intangible asset impairment tests, 2) accounts receivable related to estimation of allowances for doubtful accounts, 3) inventories in estimating reserves for obsolete and excess inventory, 4) warranty reserves, 5) insurance reserves, 6) income taxes, 7) rebates, 8) pensions, and 9) environmental accruals and other contingencies.  Although we believe the likelihood of a material difference in these areas is low based upon our historical experience, a 10% change in our allowance for doubtful accounts, inventory reserve estimates, and warranty reserve at December 31, 2012 would result in an approximate $0.4 million, $0.7 million, and $3.8 million impact on expenses, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

Revenue Recognition.  We recognize sales based upon shipment of products to our customers net of applicable provisions for discounts and allowances.  Generally, the customer takes title upon shipment and assumes the risks and rewards of ownership of the product.  For certain products, it is industry standard that customers take title to products upon delivery, at which time revenue is then recognized by the Company.  Revenue includes the selling price of the product and all shipping costs paid by the customer.  Revenue is reduced at the time of sale for estimated sales returns and all applicable allowances and discounts based on historical experience.  We also provide for estimates of warranty, bad debts, shipping costs and certain sales-related customer programs at the time of sale.  Shipping and warranty costs are included in cost of products sold.  Bad debt expense and sales-related marketing programs are included in SG&A expense.  We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are reconciled to the actual amounts.

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

Goodwill Impairment.  We perform an annual test for goodwill impairment during the fourth quarter of each year (November 24th for 2012) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  We use the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One Analysis), we measure the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two Analysis).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

To evaluate goodwill impairment, we estimate the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.

A summary of the key assumptions utilized in the goodwill impairment analysis at November 24, 2012, November 26, 2011, and November 27, 2010, as it relates to the Step One fair values and the sensitivities for these assumptions follows:

	Windows and Doors
	As of November 24, 2012	As of November 26, 2011	As of November 27, 2010
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,050,000	1,050,000	1,150,000
Terminal growth rate	3.5%	3.5%	3.5%
Discount rates	18.0%	20.0%	19.0%

Market approach:
Control premiums	20.0%	20.0%	20.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$8,000	$7,768	$10,679
Estimated fair value decrease in the event of a
1% increase in the discount rate	22,000	16,170	16,859
Estimated fair value decrease in the event of a
1% decrease in the control premium	3,000	2,143	2,330

	Siding, Fencing, and Stone
	As of November 24, 2012	As of November 26, 2011	As of November 27, 2010
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,050,000	1,050,000	1,150,000
Terminal growth rate	3.0%	3.0%	3.0%
Discount rates	13.0%	17.0%	16.0%

Market approach:
Control premiums	10.0%	10.0%	10.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$62,000	$32,974	$47,251
Estimated fair value decrease in the event of a
1% increase in the discount rate	135,000	64,112	71,220
Estimated fair value decrease in the event of a
1% decrease in the control premium	14,000	8,930	8,865

(Amounts in thousands)	As of	As of	As of
	November 24,	November 26,	November 27,
	2012	2011	2010
Estimated Windows and Doors reporting unit fair value increase in the event of a 10% increase in the weighting of the market multiples method	$—	$4,000	$5,600
Estimated Siding, Fencing, and Stone reporting unit fair value increase in the event of a 10% increase in the weighting of the market multiples method	30,000	10,300	2,700

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

At December 31, 2011, we were in a full federal valuation allowance position as we were no longer in a net deferred liability tax position and continued to incur losses for income tax purposes.  Additionally, at December 31, 2011, we were in a partial state valuation allowance position for certain legal entities primarily related to losses for income tax purposes. At December 31, 2012, we remained in a full federal valuation allowance position and a partial state valuation allowance position as we continued to incur cumulative losses for income tax purposes.  As of December 31, 2012 and 2011, we did not have a valuation allowance for our profitable foreign operations. Refer to Note 10 to the consolidated financial statements for additional information regarding income taxes.

Results of Operations

The following table summarizes net sales and net income (loss) by segment and is derived from the accompanying consolidated statements of operations included in this report.

	Year ended December 31,
(Amounts in thousands)	2012	2011	2010
Net Sales
Siding, Fencing, and Stone	$658,045	$639,290	$604,406
Windows and Doors	463,256	395,567	391,500
Operating earnings (loss)
Siding, Fencing, and Stone	110,456	90,849	92,612
Windows and Doors	(20,565)	(31,134)	(19,410)
Unallocated	(19,871)	(14,784)	(16,372)
Foreign currency gain
Windows and Doors	409	492	510
Interest expense, net
Siding, Fencing, and Stone	47	83	121
Windows and Doors	18	13	(90)
Unallocated	(103,107)	(101,480)	(122,864)
Income tax benefit (expense)
Unallocated	(2,835)	(683)	(5,027)
Gain (loss) on modification or
extinguishment of debt
Unallocated	(3,607)	(27,863)	98,187

Net income (loss)	$(39,055)	$(84,507)	$27,667

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

Siding, Fencing, and Stone Segment

	Year ended December 31,
(Amounts in thousands)	2012		2011		2010
Statement of operations data:
Net sales	$658,045	100.0%	$639,290	100.0%	$604,406	100.0%
Gross profit	180,244	27.4%	158,798	24.8%	155,535	25.7%
SG&A expenses	61,201	9.3%	59,646	9.3%	54,410	9.0%
Amortization of intangible assets	8,587	1.3%	8,303	1.3%	8,513	1.4%
Operating earnings	110,456	16.8%	90,849	14.2%	92,612	15.3%

Net Sales

Net sales for the year ended December 31, 2012 increased $18.8 million or 2.9% compared to the year ended December 31, 2011. During the year ended December 31, 2011, our net sales were reduced by a $10.4 million sales credit related to an inventory buyback for the lift-out of competitors' inventory related to a significant new customer win. However, the $10.4 million inventory buyback was offset by the initial stocking sales and inventory build to this same new customer. Overall, our 2.9% net sales increase was driven by higher unit volumes which resulted from improved conditions in the U.S. new construction housing market including, but not limited to, the declining number of foreclosures, rising home prices, and improving general economic conditions for the year ended December 31, 2012. According to the NAHB, 2012 single family housing starts are estimated to have increased approximately 23.2% relative to 2011. Historically, we have believed there is a 90 day lag between a new housing start with ground being broken and the time when our products are utilized on the exterior of a home. During 2012, we believe that this lag period may have expanded as a result of labor shortages in the homebuilding industry.

While new construction experienced significant growth, market demand for repair and remodeling products continued to lag the new construction sector in 2012. According to the Leading Indicator of Remodeling Activity index, the four-quarter moving growth rate at December 31, 2012 was 8.8% compared to 2.2% at December 31, 2011. Combining the strength of demand in the new construction market with the softer market conditions for repair and remodeling products, the Vinyl Siding Institute reported that vinyl siding industry shipments increased 3.2% for the year ended December 31, 2012 compared to the year ended December 31, 2011. After giving effect to the aforementioned initial stocking sales and inventory build, the Company believes that its vinyl siding unit volume shipments would have increased 5.3%. The Company's vinyl siding market position remained consistent in 2012 at approximately 36.0% compared to 2011. During the 2012 fourth quarter, the Company's vinyl siding industry shipments increased 5.7% compared to the same period in 2011, while industry shipments increased 2.7%.

Net sales for the year ended December 31, 2011 increased from the year ended December 31, 2010 by approximately $34.9 million, or 5.8%.  Net sales increased despite continued low industry unit volume that resulted from the challenging market conditions that persisted in the U.S. housing market.  These negative general market conditions were offset by sales to new customers and higher selling prices that were increased in response to higher raw material and freight costs.  According to the NAHB, 2011 single family housing starts decreased approximately 7.9% from 2010.  This decrease was attributable in part to the poor general economic conditions that existed in the United States including, among other things, high unemployment, the number of foreclosures, and falling home prices that negatively impacted demand for the U.S. housing market.

The Company’s sales to new customers and higher selling prices related to increased material costs offset the general housing market conditions.  In addition, favorable weather conditions during the fourth quarter also contributed to the sales growth year over year.  During the 2011 fourth quarter, the Company’s vinyl siding unit shipments increased 10.8% compared to the same period in 2010.  According to the Vinyl Siding Institute, the vinyl siding industry shipments decreased 3.9% for 2011 compared to 2010 while the Company’s shipments increased approximately 7.1% driven by sales to new customers.  The Company’s vinyl siding market position for 2011 increased to approximately 36.0% from 32.3% for 2010.  Included as a reduction of net sales for the year ended December 31, 2011 were inventory buybacks for the lift-out of competitors’ inventory of approximately $11.2 million related to these new customers.  Excluding the impact of these buybacks, 2011 net sales would have increased 7.6% compared to 2010.

Gross Profit

Gross profit for the year ended December 31, 2012 increased $21.4 million or 13.5% compared to the year ended December 31, 2011. Gross profit as a percentage of sales increased from 24.8% for the year ended December 31, 2011 to 27.4% for the year ended December 31, 2012. Included in 2011 gross profit was a net inventory buyback of approximately $9.9 million resulting from the buyback, or lift-out, of our competitor's product on initial stocking orders, partially offset by the scrap value of inventory received. Our gross profit as a percentage of sales for the year ended December 31, 2011 would have been 25.9% excluding these buybacks. The remaining increase from 25.9% to 27.4% was primarily attributable to increases in unit volume shipments specifically related to new construction and the 23.2% volume increase from 2011.

As it relates to our two primary raw material cost components, aluminum and PVC resin, there has been movement relative to prior years. According to the London Metal Exchange, the price of aluminum decreased approximately 15.8% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Conversely, the average market price for PVC resin was estimated to have increased approximately 5.5% for 2012 compared to 2011.

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

SG&A Expense

SG&A expenses for the year ended December 31, 2012 increased $1.6 million or 2.6% relative to the year ended December 31, 2011. As a percentage of sales, SG&A expenses were consistent between 2012 and 2011 at approximately 9.3%. The SG&A expense dollar increase resulted primarily from higher management incentive compensation expense related to improved business performance.

SG&A expense for the year ended December 31, 2011 increased from the year ended December 31, 2010 by approximately $5.2 million, or 9.6%.  The increase in SG&A expense was attributed to higher employee related expenses of approximately $2.7 million as well as increased selling and marketing expenses of approximately $2.2 million related to increased sales. As a percentage of sales, SG&A expense increased slightly to 9.3% for the year ended December 31, 2011 from 9.0% for the year ended December 31, 2010 due to higher employee related expenses.

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2012 was consistent with the years ended December 31, 2011 and December 31, 2010.

Windows and Doors Segment

	Year ended December 31,
(Amounts in thousands)	2012		2011		2010
Statement of operations data:
Net sales	$463,256	100.0%	$395,567	100.0%	$391,500	100.0%
Gross profit	63,955	13.8%	51,734	13.1%	60,425	15.4%
SG&A expenses	66,170	14.3%	64,518	16.3%	61,285	15.7%
Amortization of intangible assets	18,350	4.0%	18,350	4.6%	18,550	4.7%
Operating loss	(20,565)	(4.4)%	(31,134)	(7.9)%	(19,410)	(5.0)%
Currency transaction gain	409	0.1%	492	0.1%	510	0.1%

Net Sales

Net sales for the year ended December 31, 2012 increased compared to the year ended December 31, 2011 by approximately $67.7 million, or 17.1%. The net sales increase is primarily attributable to the aforementioned 23.2% increase in single family housing starts for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Since the majority of our current Windows and Doors business is related to new construction demand versus repair and remodeling, current market conditions for new construction have driven the net sales increase as well as certain strategic market share gains. In addition, the net sales increase resulted from improving end market conditions in Western Canada which according to the Canadian Mortgage and Housing Corporation, estimates that single family housing starts in Alberta, Canada have increased approximately 15.1% for the year ended December 31, 2012.

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
.

Gross Profit

Gross profit for the year ended December 31, 2012 increased compared to the year ended December 31, 2011 by approximately $12.2 million or 23.6%. Gross profit as a percentage of sales increased from 13.1% for the year ended December 31, 2011 to 13.8% for the year ended December 31, 2012. The increase in gross profit and gross profit percentage can be attributed to the net sales increase of 17.1% and the corresponding improved operating leverage, specifically in the domestic United States, on fixed costs resulting from the net sales increase during the year ended December 31, 2012. The favorable volume impact on gross profit was partially offset by unfavorable labor inefficiencies due to production ramp-up costs related to the 2012 market position gains.

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

SG&A Expense

SG&A expenses for the year ended December 31, 2012 increased $1.7 million or 2.6% relative to the year ended December 31, 2011. The 2011 SG&A expense included a $1.6 million expense related to an incremental environmental liability that was nonrecurring in 2012 adjusting the actual increase relative to 2012 to approximately $3.3 million. This increase was primarily driven by higher employee related costs specifically higher management incentive compensation expense of $1.6 million based on improved operating performance. In addition, we also incurred increased selling and marketing expenses of approximately $1.7 million related primarily to increased sales in the year ended December 31, 2012 compared to the year ended December 31, 2011. As a percentage of net sales, SG&A expenses decreased to 14.3% for the year ended December 31, 2012 from 16.3% for the year ended December 31, 2011 as we supported the higher net sales with better leverage on our SG&A expenses.

SG&A expense for the year ended December 31, 2011 increased compared to the year ended December 31, 2010 by approximately $3.2 million, or 5.3%.  The increase can be predominantly attributed to higher selling and marketing expenses of approximately $1.1 million as well as higher legal and professional fees of approximately $0.4 million.  In addition, we recognized an incremental environmental liability of approximately $1.6 million within SG&A expenses during the fourth quarter of 2011 related to a preliminary cost estimate provided to the EPA, as discussed in the “Environmental and Other Regulatory Matters” section in Item 1 of this Annual Report on Form 10-K. Excluding the $1.6 million, SG&A expense as a percentage of net sales would have been 15.9% for the year ended December 31, 2011 consistent with the 15.7% for the year ended December 31, 2010.

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2012 was consistent with the years ended December 31, 2011 and 2010.

Currency Transaction Gain (Loss)

Currency transaction gain was substantially the same for the years ended December 31, 2012, 2011 and 2010.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	Year ended December 31,
(Amounts in thousands)	2012	2011	2010
Statement of operations data:
SG&A expenses	$(19,871)	$(14,748)	$(14,765)
Amortization of intangible assets	—	(36)	(36)
Write-off of previously capitalized offering costs	—	—	(1,571)
Operating loss	(19,871)	(14,784)	(16,372)
Interest expense	(103,112)	(101,486)	(122,881)
Interest income	5	6	17
Gain (loss) on modification or extinguishment of debt	(3,607)	(27,863)	98,187
Provision for income taxes	$(2,835)	$(683)	$(5,027)

SG&A Expense

Unallocated SG&A expense includes items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The SG&A expense for the year ended December 31, 2012 increased by $5.1 million compared with the year ended December 31, 2011.  This SG&A expense increase in 2012 is primarily due to the timing of certain employee related costs, including stock compensation ($1.3 million), long-term incentive plan expenses ($0.9 million), insurance expenses ($0.3 million) and management incentive compensation expenses ($2.1 million). The SG&A expense for the year ended December 31, 2011 was consistent with the year ended December 31, 2010.

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2012 was consistent with the years ended December 31, 2011 and 2010.

Write-off of previously capitalized offering costs

We incurred approximately $1.6 million of costs associated with a public equity offering during 2010.  Since the offering was postponed for a period greater than 90 days, the costs, which were initially capitalized, were written off during the fourth quarter of 2010.

Interest expense

Interest expense for the year ended December 31, 2012 increased by approximately $1.6 million compared to the same period in 2011.  The net increase was primarily due to the $40 million Senior Tack-on Notes offering in February 2012.

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

Interest income

 Interest income for the year ended December 31, 2012 was consistent with the year ended December 31, 2011. Interest income for the year ended December 31, 2011 decreased by $11,000 due to lower interest rates in 2011 as compared to 2010.

Gain (loss) on modification or extinguishment of debt

As a result of the 9.375% Senior Notes issuance and the transactions relating to the 13.125% Senior Subordinated Notes in September 2012, as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification/extinguishment of debt of approximately $3.6 million for the year ended December 31, 2012. The loss consisted of an early call premium of approximately $9.8 million, of which approximately $8.3 million was recorded as a discount on the 9.375% Senior Notes, and approximately $1.5 million was expensed as a loss on extinguishment of debt in the consolidated statement of operations. We also expensed approximately $0.3 million for the unamortized discount and $0.4 million for the unamortized debt issuance costs for the 13.125% Senior Subordinated Notes in this transaction. We also incurred approximately $2.5 million of costs associated with this transaction, of which approximately $1.1 million was recorded as debt issuance costs and approximately $1.4 million was expensed as loss on modification or extinguishment of debt in the consolidated statement of operations. The loss was recorded separately in the consolidated statement of operations for the year ended December 31, 2012.

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

Income taxes

Income tax expense for the year ended December 31, 2012 increased to approximately $2.8 million tax expense from approximately $0.7 million tax expense for the year ended December 31, 2011.  The income tax expense of approximately $2.8 million was comprised of approximately $0.8 million of federal tax expense, $2.3 state tax expense, and approximately $0.3 million of foreign income tax benefit.  The increase in tax expense is primarily due to the impact of the full valuation allowance in addition to state income tax expense as operating performance has improved offset by the foreign income benefit caused primarily by a reversal of certain tax uncertainties.

As of December 31, 2012, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company's effective tax rate for the year ended December 31, 2012 was approximately 7.8%. For the year ended December 31, 2012, our estimated effective tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax benefit.

Income tax expense for the year ended December 31, 2011 decreased to approximately $0.7 million tax expense from approximately $5.0 million tax expense for the year ended December 31, 2010. The income tax expense of approximately $0.7 million was comprised of approximately $0.2 million of state tax benefit and approximately $0.9 million of foreign income tax expense. The decrease in tax expense is primarily due to the increase in the taxable loss for the year ended December 31, 2011. As of December 31, 2011, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. Due to recent cumulative losses accumulated by the Company, management did not rely upon the projections of future taxable income in assessing the recoverability of deferred tax assets. The Company's effective tax rate for the year ended December 31, 2011 was approximately 0.8%.

Liquidity and Capital Resources

During the year ended December 31, 2012, cash and cash equivalents increased to approximately $27.2 million compared to approximately $11.7 million as of December 31, 2011.  During the year ended December 31, 2011, cash and cash equivalents decreased from approximately $17.5 million to $11.7 million as of December 31, 2011.

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

Our primary cash needs are for working capital, capital expenditures and debt service.  As of December 31, 2012, our annual interest charges for debt service, including the ABL Facility, were estimated to be approximately $86.3 million.  As of December 31, 2012, we did not have any scheduled debt maturities until 2016.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically averaged approximately 1.5% of net sales on an annual basis.  We finance these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ ABL Facility.

Ply Gem’s specific cash flow movement for the year ended December 31, 2012 is summarized below:

Cash provided by (used in) operating activities

Net cash provided by operating activities for the year ended December 31, 2012 was approximately $48.7 million.  Net cash used in operating activities for the year ended December 31, 2011 was approximately $3.5 million, and net cash provided by operating activities for the year ended December 31, 2010 was approximately $6.7 million.

The increase in cash provided by operating activities was primarily caused by higher operating earnings of $25.1 million reflecting the recovering U.S. residential housing market which improved our operating leverage in the year ended December 31, 2012 as compared to the prior year. The higher operating earnings were supplemented by improved working capital metrics primarily achieved by monitoring inventory levels more effectively ($11.1 million), more favorable collection on receivables ($7.9 million) and management of accounts payable ($22.4 million) offset by negative movement in accrued expenses ($10.7 million) attributed to the refinancing of the 13.125% Senior Subordinated Notes with the 9.375% Senior Notes where accrued interest of approximately $5.8 million was paid during 2012.

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

Cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2012, 2011, and 2010 was approximately $24.6 million, $11.4 million, and $9.1 million, respectively.  The cash used in investing activities for the years ended December 31, 2012, 2011, and 2010 was for capital expenditures.  Capital expenditures for 2012 were higher at approximately 2.2% of net sales compared to our historical average of 1.5% due to the Company's entrance into the cellular PVC trim market in our Siding, Fencing, and Stone segment officially during 2013, which required equipment purchases in 2012. In addition, our Windows and Door segment incurred increased capital expenditures in 2012 related to tooling and equipment purchases for a product streamlining initiative aimed at optimizing our SKUs while improving certain functionalities across multiple window products. By streamlining product offerings, the Company will be able to capitalize on operating efficiencies in a recovering U.S. housing market allowing the Company to produce identical product at multiple facilities throughout the United States.

Cash provided by (used in) financing activities

Net cash used in financing activities for the year ended December 31, 2012 was approximately $8.8 million. The cash provided by financing activities was primarily from net proceeds of $34.0 million from the Senior Tack-on Notes issued in February 2012, $10.0 million in net proceeds from the issuance of the 9.375% Senior Notes in September 2012 used for the $9.8 million call premium partially offset by debt issuance costs of $3.0 million incurred for the Senior Tack-on Notes as well as the 9.375% Senior Notes. These financing activities were offset by $40.0 million in net revolver payments under the ABL Facility during 2012 reflective of improved operating performance for 2012.

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

Ply Gem’s specific debt instruments and terms are described below:

2012 Developments
On September 27, 2012, Ply Gem Industries completed an offering for $160.0 million aggregate principal amount of 9.375% Senior Notes due 2017 (the “9.375% Senior Notes”). The net proceeds of this offering, together with cash on hand, were deposited with the trustee for Ply Gem Industries' 13.125% Senior Subordinated Notes due 2014 (the “13.125% Senior Subordinated Notes”) to satisfy and discharge its obligations under the 13.125% Senior Subordinated Notes and the indenture governing the 13.125% Senior Subordinated Notes. The 9.375% Senior Notes will mature on April 15, 2017.

On February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (“Senior Tack-on Notes”). The net proceeds of approximately $32.7 million, after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, have been and will continue to be utilized for general corporate purposes. The additional $40.0 million of 8.25% Senior Secured Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes due 2018.

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

Prior to February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium. Prior to February 15, 2014, Ply Gem Industries may redeem up to 35% of the aggregate principal amount of the 8.25% Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 108.25% of the aggregate principal amount of the 8.25% Senior Secured Notes, plus accrued and unpaid interest, if any, provided that at least 55% of the aggregate principal amount of the 8.25% Senior Secured Notes remains outstanding after the redemption. In addition, not more than once during any twelve-month period, Ply Gem Industries may redeem up to the greater of (i) $84.0 million of the 8.25% Senior Secured Notes and (ii) 10% of the principal amount of the 8.25% Senior Secured Notes issued pursuant to the indenture governing the 8.25% Senior Secured Notes (including additional notes) at a redemption price equal to 103% of the principal amount of the 8.25% Senior Secured Notes, plus accrued and unpaid interest, if any. At any time on or after February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 8.25% Senior Secured Notes, plus, in each case, accrued and unpaid interest, if any, to the redemption date.

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

The 8.25% Senior Secured Notes and the related guarantees are secured on a first-priority lien basis by substantially all of the assets (other than the assets securing the Company's obligations under the ABL Facility, which consist of accounts receivable, inventory, cash, deposit accounts, securities accounts, chattel paper and proceeds of the foregoing and certain assets such as contract rights, instruments and documents related thereto) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the ABL Facility.

In addition, the Company's stock ownership in the Company's subsidiaries collateralizes the 8.25% Senior Secured Notes to the extent that such equity interests and other securities can secure the 8.25% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission (“SEC”).

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

Borrowings under the new ABL Facility bear interest at a rate per annum equal to, at Ply Gem Industries' option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of the administrative agent and (2) the federal funds effective rate plus 0.5% or (b) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The initial applicable margin for borrowings under the new ABL Facility was 1.50% for base rate loans and 2.50% for Eurodollar rate loans. The applicable margin for borrowings under the new ABL Facility is subject to step ups and step downs based on average excess availability under that facility. Swingline loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high). Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees. The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility. As of December 31, 2012, the Company's interest rate on the new ABL Facility was approximately 2.5%. The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company's excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million. The new ABL Facility also contains a cash dominion requirement if the Company's excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February and March).

All obligations under the ABL Facility are unconditionally guaranteed by Ply Gem Holdings and substantially all of Ply Gem Industries' existing and future, direct and indirect, wholly owned domestic subsidiaries. All obligations under the ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Ply Gem Industries and the guarantors, including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing and a second-priority security interest in, and mortgages on, substantially all of Ply Gem Industries' and the Guarantors' material owned real property and equipment and all assets that secure the 8.25% Senior Secured Notes on a first-priority basis. In addition to being secured by the collateral securing the obligations of Ply Gem Industries under the domestic collateral package, the obligations of Ply Gem Canada, which is a borrower under the Canadian sub-facility under the new ABL Facility, are also secured by a first-priority security interest in substantially all of the assets of such Canadian subsidiary, plus additional mortgages in Canada, and a pledge by Ply Gem Industries of the remaining 35% of the equity interests of Ply Gem Canada pledged only to secure the Canadian sub-facility.

The ABL Facility contains certain covenants that limit the ability of the Company and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets. In particular, the Company is permitted to incur additional debt in limited circumstances, including senior secured notes in an aggregate principal amount not to exceed $875.0 million, permitted subordinated indebtedness in an aggregate principal amount not to exceed $75.0 million at any time outstanding (subject to the ability to incur additional permitted subordinated debt provided that immediately after giving effect to such incurrence excess availability is more than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the fixed charge coverage ratio), purchase money indebtedness in an aggregate amount not to exceed $15.0 million at any one time outstanding, debt of foreign subsidiaries (other than Canadian subsidiaries) in an aggregate amount not to exceed $2.5 million at any one time outstanding, and the refinancing of other debt under certain circumstances. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of its officers (including approximately $12.6 million of repurchases from certain executive officers), directors or employees under certain circumstances, to pay taxes, to pay operating and other corporate overhead costs and expenses in the ordinary course of business in an aggregate amount not to exceed $2.0 million in any calendar year plus reasonable and customary indemnification claims of its directors and executive officers and to pay fees and expenses related to any unsuccessful debt or equity offering. Ply Gem Industries may also make additional payments to Ply Gem Holdings that may be used by Ply Gem Holdings to pay dividends or other distributions on its stock under the new ABL Facility so long as before and after giving effect to such dividend or other distribution excess availability is greater than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the consolidated fixed charge coverage ratio.

On September 21, 2012, Ply Gem Industries completed an amendment to its ABL Facility to permit the refinancing of its 13.125% Senior Subordinated Notes with unsecured notes rather than subordinated notes. No other terms or provisions were modified or changed in conjunction with this amendment.

As of December 31, 2012, Ply Gem Industries had approximately $191.2 million of contractual availability and approximately $113.4 million of borrowing base availability under the new ABL Facility, reflecting $15.0 million of borrowings outstanding and approximately $6.3 million of letters of credit and priority payables reserves.

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

The 9.375% Senior Notes are unsecured and equal in right of payment to all of our existing and future senior debt, including the ABL Facility and the 8.25% Senior Secured Notes. The 9.375% Senior Notes are unconditionally guaranteed on a joint and several basis by the Guarantors (other than certain unrestricted subsidiaries) on a senior unsecured basis. The guarantees are general unsecured obligations and are equal in right of payment to all existing senior debt of the Guarantors, including their guarantees of the 8.25% Senior Secured Notes and the ABL Facility. The 9.375% Senior Notes and guarantees are effectively subordinated to all of Ply Gem Industries' and the guarantors' existing and future secured indebtedness, including the 8.25% Senior Secured Notes and the ABL Facility, to the extent of the value of the assets securing such indebtedness.

The indenture governing the 9.375% Senior Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries' assets. In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00. In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including, but not limited to, debt not to exceed the sum of (a) the greater of (i) $250.0 million and (ii) the borrowing base as of date of such incurrence; purchase money indebtedness in an aggregate amount not to exceed the greater of $35.0 million and 20% of consolidated net tangible assets at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $2.0 million in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million.

On January 24, 2013, Ply Gem Industries completed its exchange offer with respect to the 9.375% Senior Notes by exchanging $160.0 million 9.375% Senior Notes, which were registered under the Securities Act, for $160.0 million of the issued and outstanding 9.375% Senior Notes. Upon completion of the exchange offer, all $160.0 million of issued and outstanding 9.375% Senior Notes were registered under the Securities Act.
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

On October 27, 2012, the Company completed the redemption of all $150.0 million principal amount of the 13.125% Senior Subordinated Notes. The loss recorded as a result of the debt transactions is discussed in the section “Gain (Loss) on debt modification or extinguishment” below.

Gain (loss) on debt modification or extinguishment

As a result of the 9.375% Senior Notes issuance and the transactions relating to the 13.125% Senior Subordinated Notes during the year ended December 31, 2012, the Company performed an analysis to determine the proper accounting treatment for this transaction. Specifically, the Company evaluated each creditor with ownership in both the 13.125% Senior Subordinated Notes and the 9.375% Senior Notes to determine whether the transaction should be accounted for as a modification or an extinguishment of debt as it relates to each individual holder. The Company incurred an early call premium of approximately $9.8 million in connection with this transaction, of which approximately $8.3 million was recorded as a discount on the 9.375% Senior Notes and approximately $1.5 million was expensed as a loss on modification or extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2012. The Company also expensed approximately $0.3 million for the unamortized discount and $0.4 million for the unamortized debt issuance costs for the 13.125% Senior Subordinated Notes as a result of this transaction for the year ended December 31, 2012. The Company also incurred approximately $2.5 million of costs associated with this transaction, of which approximately $1.1 million was recorded as debt issuance costs and approximately $1.4 million was expensed as loss on modification or extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2012.

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during the year ended December 31, 2011, the Company performed an analysis to determine the proper accounting treatment for this transaction. Specifically, the Company evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt. The Company determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes. The Company incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as a loss on modification or extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2011. The Company also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction for the year ended December 31, 2011. The Company also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.3 million was expensed as a loss on modification or extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2011.

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

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $3.6 million and $27.9 million and a gain on debt extinguishment of approximately $98.2 million for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively, as summarized in the table below.

(Amounts in thousands)	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Gain (loss) on extinguishment of debt:
Tender premium	$—	$(10,883)	$—
11.75% Senior Secured Notes unamortized discount	—	(775)	—
11.75% Senior Secured Notes unamortized debt issuance costs	—	(2,757)	—
13.125% Senior Subordinated Notes call premium	(1,487)	—	—
13.125% Senior Subordinated Notes unamortized discount	(299)	—	—
13.125% Senior Subordinated Notes unamortized debt issuance costs	(372)	—	—
	(2,158)	(14,415)	—

Carrying value of 9% Senior Subordinated Notes	—	—	360,000
9% Senior Subordinated Notes unamortized debt issuance costs	—	—	(5,780)
9% Senior Subordinated Notes unamortized premium	—	—	100
Reacquisition price of 9% Senior Subordinated Notes	—	—	(256,133)
	—	—	98,187
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	—	(12,261)	—
Unamortized debt issuance costs for prior ABL Facility	—	(1,187)	—
Third party fees for 9.375% Senior Notes	(1,449)	—	—
	(1,449)	(13,448)	—

Total gain (loss) on modification or extinguishment of debt	$(3,607)	$(27,863)	$98,187

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future. As of December 31, 2012, we had cash and cash equivalents of approximately $27.2 million, $191.2 million of contractual availability under the ABL Facility and approximately $113.4 million of borrowing base availability.

In order to further supplement the Company's operating cash flow, the Company has from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions. Based on market conditions, the Company may elect to pursue additional financing alternatives in the future.

Contractual Obligations

The following table summarizes our contractual cash obligations under financing arrangements and lease commitments, including interest amounts, as of December 31, 2012.  Interest on the 8.25% Senior Secured Notes and the 9.375% Senior Notes is fixed.  Interest on the ABL Facility is variable and has been presented at the average rate of approximately 2.9%.  Actual interest rates for future periods may differ from those presented here.

	Total	Less Than			More than
(Amounts in thousands)	Amount	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,071,000	$—	$—	$231,000	$840,000
Interest payments (2)	455,857	86,359	172,718	162,130	34,650
Non-cancelable lease commitments (3)	112,698	18,861	32,225	22,768	38,844
Purchase obligations (4)	78,660	78,660	—	—	—
Other long-term liabilities (5)	11,319	1,131	2,264	2,264	5,660
	$1,729,534	$185,011	$207,207	$418,162	$919,154

(1)
Long-term debt is shown before discount, and consists of our 9.375% Senior Notes, 8.25% Senior Secured Notes, and the ABL Facility.  For more information concerning the long-term debt, see “Liquidity and Capital Resources” above.

(2)	Interest payments for variable interest debt are based on current interest rates.

(3)	Non-cancelable lease commitments represent lease payments for facilities and equipment.

(4)
Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price and the approximate timing of the transaction.  These obligations are related primarily to inventory purchases under a 2013 contract that was finalized during 2012.

(5)
Other long term liabilities include pension obligations which are estimated based on our 2012 annual funding requirement.  Because we are unable to reliably estimate the timing of future tax payments related to uncertain tax positions, certain tax related obligations of approximately $3.5 million, including interest of approximately $0.9 million, have been excluded from the table above.

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

Recent Accounting Pronouncements

See Note 1 to our consolidated financial statements for recent accounting pronouncements, which are hereby incorporated by reference into this Part II, Item 7.

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our new ABL Facility, which provides for borrowings of up to $212.5 million, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.5 million per year.  At December 31, 2012, we were not party to any interest rate swaps to manage our interest rate risk.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  In 2012, the net impact of foreign currency changes to our results of operations was a gain of $0.4 million.  The impact of foreign currency changes related to translation resulted in an increase in stockholder’s equity of approximately $0.8 million at December 31, 2012.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation.  We generally do not enter into derivative financial instruments to manage foreign currency exposure.  For the year ended December 31, 2012, we did not have any significant outstanding foreign currency hedging contracts.

Commodity Pricing Risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by continuing to diversify our product mix, strategic buying programs and vendor partnering. According to the London Metal Exchange, the price of aluminum decreased approximately 15.8% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Conversely, the average market price for PVC resin was estimated to have increased approximately 5.5% for 2012 compared to 2011.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index ("CPI"), which could expose us to potential higher costs in years with high inflation. The CPI increase for 2012 was approximately 1.6%.

Consumer and Commercial Credit

As general economic conditions in the United States continue to be challenging for the Company and its customers, we have increased our focus on the credit worthiness of our customers.  These procedures are necessary to ensure that our allowance for doubtful accounts is adequate and that we are performing proper due diligence prior to initiating sales.  We will continue to monitor these statistics to ensure that issues, if any, are identified in a timely manner to reduce risk and minimize our bad debt exposure.  If general economic conditions continue to worsen, additional reserves may be necessary. For the years ended December 31, 2012, 2011, and 2010, the Company's bad debt expense was $0.8 million, $1.5 million, and $3.2 million, respectively.

Labor Force Risk

Our manufacturing process is highly engineered but involves manual assembly, fabrication, and manufacturing processes. We believe that our success depends upon our ability to employ, train, and retain qualified personnel with the ability to design, utilize, and enhance these services and products. In addition, our ability to expand our operations depends in part on our ability to increase our labor force as the U.S. housing market recovers and minimize labor inefficiencies. A significant increase in the wages paid by competing employers could result in a reduction of our labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our cost structure could increase, our margins could decrease, and any growth potential could be impaired. Historically, the Company has believed that the lag period between breaking ground on a new housing start and the utilization of our products on the exterior of a home was 90 days. The Company believes that this labor force risk could expand the historical 90 day lag period to 120 days or more, potentially.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholder
of Ply Gem Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ply Gem Holdings, Inc. and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 15, 2013

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands)	For the Year Ended December 31,
	2012	2011	2010
Net sales	$1,121,301	$1,034,857	$995,906
Cost of products sold	877,102	824,325	779,946
Gross profit	244,199	210,532	215,960
Operating expenses:
Selling, general and administrative expenses	147,242	138,912	130,460
Amortization of intangible assets	26,937	26,689	27,099
Write-off of previously capitalized offering costs	—	—	1,571
Total operating expenses	174,179	165,601	159,130
Operating earnings	70,020	44,931	56,830
Foreign currency gain	409	492	510
Interest expense	(103,133)	(101,488)	(122,992)
Interest income	91	104	159
Gain (loss) on modification or extinguishment of debt	(3,607)	(27,863)	98,187
Income (loss) before provision for income taxes	(36,220)	(83,824)	32,694
Provision for income taxes	2,835	683	5,027
Net income (loss)	$(39,055)	$(84,507)	$27,667

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2012	2011	2010
Net (loss) income	$(39,055)	$(84,507)	$27,667
Other comprehensive (loss) income, net of tax:
Currency translation	835	(691)	1,639
Minimum pension liability for actuarial loss, net of tax	(1,103)	(6,600)	(740)
Other comprehensive (loss) income	(268)	(7,291)	899
Comprehensive (loss) income	$(39,323)	$(91,798)	$28,566

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)	December 31, 2012	December 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$27,194	$11,700
Accounts receivable, less allowances of $3,584 and $3,883, respectively	115,052	109,515
Inventories:
Raw materials	39,952	41,909
Work in process	20,931	24,286
Finished goods	39,409	38,610
Total inventory	100,292	104,805
Prepaid expenses and other current assets	15,384	13,272
Deferred income taxes	5,172	5,675
Total current assets	263,094	244,967
Property and Equipment, at cost:
Land	3,737	3,737
Buildings and improvements	37,941	36,588
Machinery and equipment	293,275	272,120
Total property and equipment	334,953	312,445
Less accumulated depreciation	(235,848)	(212,600)
Total property and equipment, net	99,105	99,845
Other Assets:
Intangible assets, net	94,356	121,148
Goodwill	392,455	391,467
Deferred income taxes	2,981	3,121
Other	29,859	32,364
Total other assets	519,651	548,100
	$881,850	$892,912
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$67,797	$50,090
Accrued expenses	93,918	90,881
Total current liabilities	161,715	140,971
Deferred income taxes	10,049	9,865
Other long-term liabilities	60,644	57,728
Long-term debt	964,384	961,670
Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 100 shares authorized, issued and outstanding	—	—
Additional paid-in-capital	311,034	309,331
Accumulated deficit	(619,640)	(580,585)
Accumulated other comprehensive loss	(6,336)	(6,068)
Total stockholder's deficit	(314,942)	(277,322)
	$881,850	$892,912

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$(39,055)	$(84,507)	$27,667
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation and amortization expense	52,277	54,020	60,718
Non-cash interest expense, net	11,428	10,518	9,800
Gain on foreign currency transactions	(409)	(492)	(510)
(Gain) loss on modification or extinguishment of debt	3,607	27,863	(98,187)
Write-off of previously capitalized offering costs	—	—	1,571
Stock based compensation	1,703	430	164
Deferred income taxes	1,027	6,293	1,603
Reduction in tax uncertainty, net of valuation allowance	(92)	(6,617)	—
Other	(37)	(484)	(168)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,377)	(13,266)	(3,023)
Inventories	4,696	(6,413)	(120)
Prepaid expenses and other assets	(2,534)	(1,948)	7,624
Accounts payable	17,606	(4,772)	1,917
Accrued expenses	4,592	15,314	452
Cash payments on restructuring liabilities	(1,177)	(407)	(2,630)
Other	449	1,009	(130)
Net cash provided by (used in) operating activities	48,704	(3,459)	6,748
Cash flows from investing activities:
Capital expenditures	(24,646)	(11,490)	(11,105)
Proceeds from sale of assets	193	102	2,032
Acquisitions, net of cash acquired	(100)	—	—
Net cash used in investing activities	(24,553)	(11,388)	(9,073)
Cash flows from financing activities:
Proceeds from long-term debt	102,991	423,684	145,709
Payments on long-term debt	(58,991)	(348,684)	(141,191)
Net revolver borrowings (payments)	(40,000)	55,000	5,000
Payments on previous revolver credit facility	—	(30,000)	—
Payment of early tender premium	(9,844)	(49,769)	—
Equity contributions	—	—	2,428
Equity repurchases	—	(14,049)	(2,978)
Debt issuance costs paid	(2,969)	(26,984)	(5,029)
Tax payments on behalf of parent	—	—	(1,532)
Net cash provided by (used in) financing activities	(8,813)	9,198	2,407
Impact of exchange rate movements on cash	156	(149)	353
Net increase (decrease) in cash and cash equivalents	15,494	(5,798)	435
Cash and cash equivalents at the beginning of the period	11,700	17,498	17,063
Cash and cash equivalents at the end of the period	$27,194	$11,700	$17,498
Supplemental Information
Interest paid	$95,406	$90,867	$113,032
Income taxes paid (received), net	$307	$3,937	$(4,857)
See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY (DEFICIT)

(Amounts in thousands)	Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholder's
	Capital	Deficit	Income (Loss)	(Deficit)
Balance, December 31, 2009	$209,939	$(523,745)	$324	$(313,482)
Comprehensive income:
Net income	—	27,667	—	27,667
Currency translation	—	—	1,639	1,639
Minimum pension liability for actuarial
loss, net of tax	—	—	(740)	(740)
Total comprehensive income				28,566
Non-cash equity contribution by affiliate	114,929	—	—	114,929
Contributions and repurchase of equity, net	(550)	—	—	(550)
Tax payment on behalf of parent	(1,532)	—	—	(1,532)
Repurchase of former employee equity	(1,183)	—	—	(1,183)
Stock compensation	164	—	—	164
Balance, December 31, 2010	$321,767	$(496,078)	$1,223	$(173,088)
Comprehensive loss:
Net loss	—	(84,507)	—	(84,507)
Currency translation	—	—	(691)	(691)
Minimum pension liability for actuarial
loss, net of tax	—	—	(6,600)	(6,600)
Total comprehensive loss				(91,798)
Repurchase of equity	(12,866)	—	—	(12,866)
Stock compensation	430	—	—	430
Balance, December 31, 2011	$309,331	$(580,585)	$(6,068)	$(277,322)
Comprehensive loss:
Net loss	—	(39,055)	—	(39,055)
Currency translation	—	—	835	835
Minimum pension liability for actuarial
loss, net of tax	—	—	(1,103)	(1,103)
Total comprehensive loss				(39,323)
Stock compensation	1,703	—	—	1,703
Balance, December 31, 2012	$311,034	$(619,640)	$(6,336)	$(314,942)

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

Ply Gem Holdings was incorporated as a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), on January 23, 2004 by affiliates of CI Capital Partners LLC (“CI Capital Partners”) for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”).  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”), with Ply Gem Prime being the surviving corporation.  As a result, Ply Gem Holdings is now a wholly owned subsidiary of Ply Gem Prime.

The Ply Gem acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries to Ply Gem Holdings, an affiliate of CI Capital Partners pursuant to the terms of the stock purchase agreement among Ply Gem Investment Holdings, Nortek, and WDS LLC dated as of December 19, 2003, as amended.  Prior to February 12, 2004, the date of the Ply Gem acquisition, Ply Gem Holdings had no operations and Ply Gem Industries was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek.  As a result of the Ply Gem acquisition, the Company applied purchase accounting on February 12, 2004. The Company's acquisition history is summarized below:

•
On August 27, 2004, Ply Gem Industries acquired all of the outstanding shares of capital stock of MWM Holding, Inc., (“MWM Holding”), in accordance with a stock purchase agreement entered into among Ply Gem Industries, MWM Holding and the selling stockholders.

•
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

•
On October 31, 2006, Ply Gem Industries acquired all of the issued and outstanding shares of common stock of Mastic Home Exteriors, Inc. (formerly known as Alcoa Home Exteriors) (“MHE”), in accordance with a stock purchase agreement entered into among Ply Gem Industries, Alcoa Securities Corporation, and Alcoa Inc.

•
On September 30, 2007, Ply Gem Industries completed the acquisition of CertainTeed Corporation’s vinyl window and patio door business through a stock acquisition.  On the acquisition date, the Company changed the name of the acquired business to Ply Gem Pacific Windows Corporation (“Pacific Windows”).

•	On October 31, 2008, Ply Gem Industries acquired substantially all of the assets of Ply Gem Stone (formerly United Stone Veneer).

•	On July 30, 2012, Ply Gem acquired substantially all of the assets of Greendeck Products, LLC, a composite products development company.

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

Reclassifications and Retrospective Application of Comprehensive Income Guidance

Certain amounts in the prior fiscal years have been reclassified to conform to the presentation adopted in the current fiscal year, with no effect on net income (loss) or accumulated deficit. The financial statements include the consolidated statements of comprehensive income (loss) as required by new accounting guidance, which was retrospectively adopted during 2012.

Accounting Policies and Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  Such estimates include the allowance for doubtful accounts receivable, rebates, pensions, valuation reserve for inventories, warranty reserves, insurance reserves, legal contingencies, assumptions used in the calculation of income taxes, projected cash flows used in the goodwill and intangible asset impairment tests, and environmental accruals and other contingencies.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, as appropriate and are based on management’s best estimates and judgments.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency, and the depressed housing and remodeling market have combined to increase the uncertainty inherent in such estimates and assumptions.  If different conditions result from those assumptions used in the Company’s judgments, actual results could be materially different from the Company’s estimates.

Recognition of Sales and Related Costs, Incentives and Allowances

The Company recognizes sales upon the shipment of products, net of applicable provisions for discounts and allowances.  Generally, the customer takes title upon shipment and assumes the risks and rewards of ownership of the product.  For certain products, it is industry practice that customers take title to products upon delivery, at which time revenue is then recognized by the Company.  Allowances for cash discounts, volume rebates and other customer incentive programs, as well as gross customer returns, among others, are recorded as a reduction of sales at the time of sale based upon the estimated future outcome.  Cash discounts, volume rebates and other customer incentive programs are based upon certain percentages agreed upon with the Company’s various customers, which are typically earned by the customer over an annual period.  The Company records periodic estimates for these amounts based upon the historical results to date, estimated future results through the end of the contract period and the contractual provisions of the customer agreements.  Customer returns are recorded as a reduction to sales on an actual basis throughout the year and also include an estimate at the end of each reporting period for future customer returns related to sales recorded prior to the end of the period.  The Company generally estimates customer returns based upon the time lag that historically occurs between the sale date and the return date while also factoring in any new business conditions that might impact the historical analysis such as new product introduction.  The Company also provides for estimates of warranty and shipping costs at the time of sale.  Shipping and warranty costs are included in cost of products sold.  Bad debt provisions are included in selling, general and administrative expenses.  The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that are expected to impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debt.

Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less which are readily convertible into cash.

Accounts receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $3.6 million and $3.9 million at December 31, 2012 and 2011, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded. During the year ended December 31, 2011, the Company reclassified approximately $1.4 million from accounts receivable to a note receivable, which is classified as other assets in the accompanying consolidated balance sheets. As of December 31, 2012 and 2011, the balance of the note receivable was $0.6 million and $0.7 million, respectively.

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

The inventory reserves were approximately $6.5 million at December 31, 2012, increasing during 2012 by $0.2 million compared to the December 31, 2011 reserve balance of approximately $6.3 million.

Property and Equipment

Property and equipment are presented at cost.  Depreciation of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:

Buildings and improvements	10-37 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized.  When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized in operations.  Depreciation expense for the years ended December 31, 2012, 2011, and 2010 was approximately $25.4 million, $27.3 million, and $33.6 million, respectively.

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

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year (November 24th for 2012) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  Refer to Note 2 for additional considerations regarding the results of the impairment test in 2012 and 2011.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $23.6 million and $26.5 million as of December 31, 2012 and December 31, 2011, respectively, and have been recorded in other long term assets in the accompanying consolidated balance sheets.

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

Insurance Liabilities

The Company is self-insured for certain casualty losses and medical liabilities. The Company records insurance liabilities and related expenses for health, workers’ compensation, product and general liability losses and other insurance expenses in accordance with either the contractual terms of their policies or, if self-insured, the total liabilities that are estimable and probable as of the reporting date.  Insurance liabilities are recorded as current liabilities to the extent they are expected to be paid in the succeeding year with the remaining requirements classified as long-term liabilities.  The accounting for self-insured plans requires that significant judgments and estimates be made both with respect to the future liabilities to be paid for known claims and incurred but not reported claims as of the reporting date.  The Company relies on historical trends when determining the appropriate incurred but not reported claims and health insurance reserves to record in its consolidated balance sheets.  In certain cases where partial insurance coverage exists, the Company must estimate the portion of the liability that will be covered by existing insurance policies to arrive at the net expected liability to the Company.

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

Liquidity

The Company intends to fund its ongoing capital and working capital requirements, including its internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of its senior secured asset based revolving credit facility (“ABL Facility”).  As of December 31, 2012, the Company had approximately $964.4 million of indebtedness, $191.2 million of contractual availability under the ABL Facility, and approximately $113.4 million of borrowing base availability reflecting $15.0 million of ABL borrowings and approximately $6.3 million of letters of credit and priority payable reserves issued under the ABL Facility.

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

The Company recorded a gain from foreign currency transactions of approximately $0.4 million, for the year ended December 31, 2012, and approximately $0.5 million for the years ended December 31, 2011 and 2010.  As of December 31, 2012 and December 31, 2011, accumulated other comprehensive income (loss) included a currency translation adjustment of approximately $0.8 million and $(0.7) million, respectively.

Concentration of Credit Risk

The Company’s largest customer in each year accounted for approximately 10.5%, 9.4%, and 9.0% of consolidated net sales for the years ended December 31, 2012, 2011, and 2010, respectively and 12.7% and 13.7% of outstanding accounts receivable as of December 31, 2012 and 2011, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-9.375%	$160,000	$170,400	$170,400	$—	$—
Senior Secured Notes-8.25%	840,000	907,200	907,200	—	—
As of December 31, 2012	$1,000,000	$1,077,600	$1,077,600	$—	$—
Liabilities:
Senior Subordinated Notes-13.125%	$150,000	$132,188	$132,188	$—	$—
Senior Secured Notes-8.25%	800,000	697,000	697,000	—	—
As of December 31, 2011	$950,000	$829,188	$829,188	$—	$—

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.  Also see Note 5 for fair value disclosures of the pension assets.

New Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The standard requires disclosures to provide information to help reconcile differences in the offsetting requirements under U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards ("IFRS"). The differences in the offsetting requirements account for a significant difference in the amounts presented in statements of financial position prepared in accordance with U.S. GAAP and IFRS for certain entities. The new disclosure requirements mandate that entities disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The implementation of this guidance is not expected to have a material impact on the Company's disclosures.

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. The standard allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar to the recently issued guidance on goodwill impairment. The standard allows companies the option to first assess qualitatively whether it is necessary to perform the quantitative impairment test. A company would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines that it is more likely than not (that is, a likelihood of more than 50 percent) that the asset is impaired. The implementation of this guidance is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

On January 1, 2012, the Company adopted an update issued by the FASB to existing guidance on the presentation of comprehensive income. This update requires the presentation of the components of net income and other comprehensive income either in a single continuous statement or in two separate but consecutive statements. Net income and other comprehensive income have been presented in two separate but consecutive statements for the current reporting period and prior comparative period in our consolidated financial statements. On February 5, 2013, the FASB issued Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This guidance is the culmination of the board's redeliberation on reporting reclassification adjustments from accumulated other comprehensive income. The new requirements will take effect for public companies in interim and annual reporting periods beginning after December 15, 2012. The standard requires that companies present information about reclassification adjustments from accumulated other comprehensive income in their annual financial statements in a single note or on the face of the financial statements. The implementation of this guidance is not expected to have a material impact on the Company's disclosures.

Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows:

(Amounts in thousands)	Foreign currency translation	Minimum pension liability adjustments	Accumulated other comprehensive (loss) income
Balance at December 31, 2009	$4,104	$(3,780)	$324
Net current period change	1,639	(740)	899
Balance at December 31, 2010	5,743	(4,520)	1,223
Net current period change	(691)	(6,600)	(7,291)
Balance at December 31, 2011	5,052	(11,120)	(6,068)
Net current period change	835	(1,103)	(268)
Balance at December 31, 2012	$5,887	$(12,223)	$(6,336)

2.   GOODWILL

The Company records the excess of purchase price over the fair value of the net assets of acquired companies as goodwill or other identifiable intangible assets.  The Company performs an annual test for goodwill impairment at the November month end each year (November 24th for 2012) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company has two reporting units: 1) Siding, Fencing, and Stone and 2) Windows and Doors.  Separate valuations are performed for each of these reporting units in order to test for impairment.

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. The Company has elected not to utilize the qualitative Step Zero impairment assessment.

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

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimated single family housing starts and the repair and remodeling market’s growth rate through 2021.  These assumptions modeled information published by the National Association of Home Builders (“NAHB”).  The Company estimated single family housing starts increasing from 2012 levels (535,000) to approximately 1,050,000 in 2021 (terminal growth year) and estimated the repair and remodeling growth rate at approximately 3.0% in each year through 2021.  The 1,050,000 terminal housing starts figure represents a historical average that tracks domestic population growth.  The forecasted sales growth and operating earnings increases coincided with the growth in these two key assumptions.  The Company utilized its weighted average cost of capital and its long-term growth rate to derive the appropriate capitalization rate used in the terminal value calculation.  The Company utilized these fair value estimate assumptions during the impairment analysis conducted during the years ended December 31, 2012 and 2011.

The Company’s annual goodwill impairment tests performed as of November 24, 2012 and November 26, 2011 indicated no impairment.  The Windows and Doors and Siding, Fencing, and Stone reporting units exceeded their 2012 carrying values by approximately 69% and 219%, respectively.

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

The reporting unit goodwill balances were as follows as of December 31, 2012 and December 31, 2011:

(Amounts in thousands)
	December 31, 2012	December 31, 2011
Siding, Fencing and Stone	$320,984	$320,107
Windows and Doors	71,471	71,360
	$392,455	$391,467

Greendeck Products Acquisition

On July 30, 2012, the Company acquired substantially all of the production assets of Greendeck Products LLC (“Greendeck”) for total consideration of approximately $1.0 million consisting of cash of $0.1 million and contingent consideration fair valued at $0.9 million. Greendeck was developing an exterior building products production process. The goodwill of approximately $0.9 million arising from the acquisition consists largely of the commercialization valuation of the underlying products and economies of scale expected from combining the operations of the Company and the assets of Greendeck. The goodwill has been recorded within the Siding, Fencing and Stone segment. The Company also acquired an intangible asset in this asset purchase valued at approximately $0.1 million, which is based on a license agreement with a third party entity.

The acquisition has an earnout clause included within the asset purchase agreement. The earnout clause has been fair valued as of the acquisition date and the valuation will be updated at each reporting period. As of December 31, 2012, the fair value of the earnout is approximately $0.9 million and has been classified within other long-term liabilities in the accompanying consolidated balance sheet. There are currently no revenues or earnings from Greendeck for any comparative periods or since the date of acquisition and, consequently, no pro forma information is required or disclosed related to Greendeck.

Goodwill Rollforward

A rollforward of goodwill for 2012 and 2011 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of January 1, 2011
Goodwill	$401,099	$442,334
Accumulated impairment losses	(327,773)	(122,227)
	73,326	320,107
Currency translation adjustments	(244)	—
Purchase accounting adjustment	(307)	—
Tax benefit of excess tax goodwill	(1,415)	—
Balance as of December 31, 2011
Goodwill	399,133	442,334
Accumulated impairment losses	(327,773)	(122,227)
	$71,360	$320,107
Currency translation adjustments	241	—
Tax benefit of excess tax goodwill	(130)	—
Greendeck acquisition	—	877
Balance as of December 31, 2012
Goodwill	399,244	443,211
Accumulated impairment losses	(327,773)	(122,227)
	$71,471	$320,984

During the year ended December 31, 2012, the Windows and Doors goodwill increase was primarily attributed to $0.2 million of foreign currency movement and the Siding, Fencing and Stone goodwill increase of $0.9 million was due to the Greendeck acquisition. During the year ended December 31, 2011, the Windows and Doors’ goodwill decrease was attributed to: 1) foreign currency movement $(0.2) million, 2) a purchase accounting adjustment related to a previous acquisition $(0.3) million for a reduction in accrued expenses, and 3) a tax adjustment $(1.4) million resulting from the original Ply Gem acquisition reducing deferred tax liabilities and goodwill.

3.   INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of December 31, 2012 and 2011:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of December 31, 2012:
Patents	14	$12,770	$(8,308)	$4,462
Trademarks/Tradenames	11	85,669	(61,737)	23,932
Customer relationships	13	158,158	(93,025)	65,133
Other		2,647	(1,818)	829
Total intangible assets	13	$259,244	$(164,888)	$94,356

As of December 31, 2011:
Patents	14	$12,770	$(7,361)	$5,409
Trademarks/Tradenames	11	85,644	(48,296)	37,348
Customer relationships	13	158,158	(80,851)	77,307
Other		2,503	(1,419)	1,084
Total intangible assets	13	$259,075	$(137,927)	$121,148

Amortization expense related to these intangible assets for the years ended December 31, 2012, 2011, and 2010 was approximately $26.9 million, $26.7 million, and $27.1 million, respectively.  Estimated amortization expense for the fiscal years 2013 through 2017 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2013	$16,677
2014	15,248
2015	14,799
2016	14,156
2017	10,420

During the year ended December 31, 2010, the Company decreased the remaining useful life of certain trademarks in the Windows and Doors segment to three years (applied prospectively) as a result of future marketing plans regarding the use of these trademarks.  For each of the years ended December 31, 2012, December 31, 2011, and December 31, 2010, the Company incurred approximately $7.4 million of increased amortization expense compared to the year ended December 31, 2009, primarily as a result of this decrease in useful life. As of December 31, 2012 these specific trademarks are fully amortized.

4.   LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at December 31, 2012 and 2011 consists of the following:

(Amounts in thousands)
	December 31, 2012	December 31, 2011
Senior secured asset based revolving credit facility	$15,000	$55,000
8.25% Senior secured notes due 2018, net of
unamortized early tender premium and
discount of $40,870 and $40,641	799,130	759,359
13.125% Senior subordinated notes due 2014, net of
unamortized discount of $0 and $2,689	—	147,311
9.375% Senior notes due 2017, net of
unamortized discount of $9,746 and $0	150,254	—
	$964,384	$961,670

2012 developments

On September 27, 2012, Ply Gem Industries completed an offering for $160.0 million aggregate principal amount of 9.375% Senior Notes due 2017 (the “9.375% Senior Notes”). The net proceeds of this offering, together with cash on hand, were deposited with the trustee for Ply Gem Industries' 13.125% Senior Subordinated Notes due 2014 (the “13.125% Senior Subordinated Notes”) to satisfy and discharge its obligations under the 13.125% Senior Subordinated Notes and the indenture governing the 13.125% Senior Subordinated Notes. The 9.375% Senior Notes will mature on April 15, 2017.

On February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (“Senior Tack-on Notes”).  The net proceeds of approximately $32.7 million after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, have been and will be utilized for general corporate purposes.  The additional $40.0 million of 8.25% Senior Secured Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes.

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

Prior to February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium.  Prior to February 15, 2014, Ply Gem Industries may redeem up to 35% of the aggregate principal amount of the 8.25% Senior Secured Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 108.25% of the aggregate principal amount of the 8.25% Senior Secured Notes, plus accrued and unpaid interest, if any, provided that at least 55% of the original aggregate principal amount of the 8.25% Senior Secured Notes remains outstanding after the redemption.  In addition, not more than once during any twelve-month period, Ply Gem Industries may redeem up to the greater of (i) $84.0 million of the 8.25% Senior Secured Notes and (ii) 10% of the principal amount of the 8.25% Senior Secured Notes issued pursuant to the indenture governing the 8.25% Senior Secured Notes (including additional notes) at a redemption price equal to 103% of the aggregate amount of the 8.25% Senior Secured Notes, plus accrued and unpaid interest, if any.  At any time on or after February 15, 2014, Ply Gem Industries may redeem the 8.25% Senior Secured Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 8.25% Senior Secured Notes, plus, in each case, accrued and unpaid interest, if any, to the redemption date.

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

In addition, the Company's stock ownership in the Company's subsidiaries collateralizes the 8.25% Senior Secured Notes to the extent that such equity interests and other securities can secure the 8.25% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission ("SEC").

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

11.75% Senior Secured Notes due 2013

On June 9, 2008, Ply Gem Industries issued $700.0 million of 11.75% Senior Secured Notes due 2013 (“11.75% Senior Secured Notes”) at an approximate 1.0% discount, yielding proceeds of approximately $693.5 million.  Interest was paid semi-annually on June 15, 2013 and December 15 of each year.  On October 23, 2009, Ply Gem Industries issued an additional $25.0 million of its 11.75% Senior Secured Notes in a private placement transaction.  The additional $25.0 million of 11.75% Senior Secured Notes had the same terms and covenants as the initial $700.0 million of 11.75% Senior Secured Notes.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of December 31, 2012, the Company’s interest rate on the new ABL Facility was approximately 2.5%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February, and March).

All obligations under the ABL Facility are unconditionally guaranteed by Ply Gem Holdings and substantially all of Ply Gem Industries’ existing and future, direct and indirect, wholly owned domestic subsidiaries.  All obligations under the ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Ply Gem Industries and the guarantors, including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing and a second-priority security interest in, and mortgages on, substantially all of Ply Gem Industries’ and the Guarantors’ material owned real property and equipment and all assets that secure the 8.25% Senior Secured Notes on a first-priority basis.  In addition to being secured by the collateral securing the obligations of Ply Gem Industries under the domestic collateral package, the obligations of Ply Gem Canada, which is a borrower under the Canadian sub-facility under the new ABL Facility, are also secured by a first-priority security interest in substantially all of the assets of such Canadian subsidiary, plus additional mortgages in Canada, and a pledge by Ply Gem Industries of the remaining 35% of the equity interests of Ply Gem Canada pledged only to secure the Canadian sub-facility.

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

As of December 31, 2012, Ply Gem Industries had approximately $191.2 million of contractual availability and approximately $113.4 million of borrowing base availability under the new ABL Facility, reflecting $15.0 million of borrowings outstanding and approximately $6.3 million of letters of credit and priority payables reserves.

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

The 9.375% Senior Notes are unsecured and equal in right of payment to all of our existing and future senior debt, including the ABL Facility and the 8.25% Senior Secured Notes. The 9.375% Senior Notes are unconditionally guaranteed on a joint and several basis by the Guarantors (other than certain unrestricted subsidiaries) on a senior unsecured basis. The guarantees are general unsecured obligations and are equal in right of payment to all existing senior debt of the Guarantors, including their guarantees of the 8.25% Senior Secured Notes and the ABL Facility. The 9.375% Senior Notes and guarantees are effectively subordinated to all of Ply Gem Industries' and the guarantors' existing and future secured indebtedness, including the 8.25% Senior Secured Notes and the ABL Facility, to the extent of the value of the assets securing such indebtedness.

The indenture governing the 9.375% Senior Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries' assets. In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00. In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including, but not limited to, debt not to exceed the sum of (a) the greater of (i) $250.0 million and (ii) the borrowing base as of date of such incurrence; purchase money indebtedness in an aggregate amount not to exceed the greater of $35.0 million and 20% of consolidated net tangible assets at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $2.0 million in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million.

On January 24, 2013, Ply Gem Industries completed its exchange offer with respect to the 9.375% Senior Notes by exchanging $160.0 million 9.375% Senior Notes, which were registered under the Securities Act, for $160.0 million of the issued and outstanding 9.375% Senior Notes. Upon completion of the exchange offer, all $160.0 million of issued and outstanding 9.375% Senior Notes were registered under the Securities Act.
13.125% Senior Subordinated Notes due 2014

On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its previous 9% Senior Subordinated Notes due 2012 and to pay certain related costs and expenses.  The interest rate on the Notes was 13.125% and was paid semi-annually on January 15 and July 15 of each year.

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

On October 27, 2012, the Company completed the redemption of all $150.0 million principal amount of the 13.125% Senior Subordinated Notes. The loss recorded as a result of the debt transactions is discussed in the section “Gain (loss) on debt modification or extinguishment” below.

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

Gain (loss) on debt modification or extinguishment

As a result of the 9.375% Senior Notes issuance and the transactions relating to the 13.125% Senior Subordinated Notes during the year ended December 31, 2012, the Company performed an analysis to determine the proper accounting treatment for this transaction. Specifically, the Company evaluated each creditor with ownership in both the 13.125% Senior Subordinated Notes and the 9.375% Senior Notes to determine whether the transaction should be accounted for as a modification or an extinguishment of debt as it relates to each individual holder. The Company incurred an early call premium of approximately $9.8 million in connection with this transaction, of which approximately $8.3 million was recorded as a discount on the 9.375% Senior Notes and approximately $1.5 million was expensed as a loss on modification or extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2012. The Company also expensed approximately $0.3 million for the unamortized discount and $0.4 million for the unamortized debt issuance costs for the 13.125% Senior Subordinated Notes as a result of this transaction for the year ended December 31, 2012. The Company also incurred approximately $2.5 million of costs associated with this transaction, of which approximately $1.1 million was recorded as debt issuance costs and approximately $1.4 million was expensed as loss on modification or extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2012.

As a result of the 8.25% Senior Secured Notes issuance and purchase and redemption of the 11.75% Senior Secured Notes during the year ended December 31, 2011, the Company performed an analysis to determine the proper accounting treatment for this transaction.  Specifically, the Company evaluated each creditor with ownership in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes to determine whether the transaction was to be accounted for as a modification or an extinguishment of debt.  The Company determined that this transaction resulted predominantly in a modification but in some instances as an extinguishment as some creditors did not participate in both the 11.75% Senior Secured Notes and 8.25% Senior Secured Notes.  The Company incurred an early tender premium of approximately $49.8 million in conjunction with this transaction, of which approximately $38.9 million was recorded as a discount on the 8.25% Senior Secured Notes and approximately $10.9 million was expensed as a loss on modification or extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2011.  The Company also expensed approximately $0.8 million for the unamortized discount and $2.8 million for the unamortized debt issuance costs for the 11.75% Senior Secured Notes in this transaction for the year ended December 31, 2011.  The Company also incurred approximately $25.9 million of costs associated with this transaction, of which approximately $13.6 million was recorded as debt issuance costs and approximately $12.3 million was expensed as a loss on modification or extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2011.

As a result of the ABL Facility refinancing during 2011, the Company evaluated the proper accounting treatment for the debt issuance costs associated with the prior ABL Facility and the new ABL Facility as there were certain members of the loan syndication that existed in both facilities and other members who were not participants in the new ABL Facility.  Based on this evaluation, the Company expensed approximately $1.2 million of debt issuance costs as a loss on modification or extinguishment of debt and recorded approximately $2.1 million of debt issuance costs.

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

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $3.6 million and $27.9 million and a gain on debt extinguishment of approximately $98.2 million for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively, as summarized in the table below.

(Amounts in thousands)	For the year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Gain (loss) on extinguishment of debt:
Tender premium	$—	$(10,883)	$—
11.75% Senior Secured Notes unamortized discount	—	(775)	—
11.75% Senior Secured Notes unamortized debt issuance costs	—	(2,757)	—
13.125% Senior Subordinated Notes call premium	(1,487)	—	—
13.125% Senior Subordinated Notes unamortized discount	(299)	—	—
13.125% Senior Subordinated Notes unamortized debt issuance costs	(372)	—	—
	(2,158)	(14,415)	—

Carrying value of 9% Senior Subordinated Notes	—	—	360,000
9% Senior Subordinated Notes unamortized debt issuance costs	—	—	(5,780)
9% Senior Subordinated Notes unamortized premium	—	—	100
Reacquisition price of 9% Senior Subordinated Notes	—	—	(256,133)
	—	—	98,187
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	—	(12,261)	—
Unamortized debt issuance costs for prior ABL Facility	—	(1,187)	—
Third party fees for 9.375% Senior Notes	(1,449)	—	—
	(1,449)	(13,448)	—

Total gain (loss) on modification or extinguishment of debt	$(3,607)	$(27,863)	$98,187

Debt maturities

The following table summarizes the Company’s long-term debt maturities due in each fiscal year after December 31, 2012.

As of
(Amounts in thousands)	December 31, 2012
2013	$—
2014	—
2015	—
2016	15,000
2017	150,254
Thereafter	799,130
$964,384

5.   DEFINED BENEFIT PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).  The plans are combined in the following discussion.

The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the combined plans in the accompanying consolidated balance sheets at December 31, 2012 and 2011:

	December 31,	December 31,
(Amounts in thousands)	2012	2011
Change in projected benefit obligation
Benefit obligation at beginning of year	$42,400	$38,066
Service cost	101	98
Interest cost	1,850	1,931
Actuarial loss	3,066	4,138
Benefits and expenses paid	(2,357)	(1,833)
Projected benefit obligation at end of year	$45,060	$42,400

Change in plan assets
Fair value of plan assets at beginning of year	$26,377	$26,929
Actual return on plan assets	3,164	(680)
Employer and participant contributions	2,596	1,961
Benefits and expenses paid	(2,357)	(1,833)
Fair value of plan assets at end of year	$29,780	$26,377

Funded status and financial position:
Fair value of plan assets	$29,780	$26,377
Benefit obligation at end of year	45,060	42,400
Funded status	$(15,280)	$(16,023)

Amount recognized in the balance sheet consists of:
Current liability	$(1,141)	$(2,577)
Noncurrent liability	(14,139)	(13,446)
Liability recognized in the balance sheet	$(15,280)	$(16,023)

The accumulated benefit obligation for the combined plans was approximately $45.1 million and $42.4 million as of December 31, 2012 and December 31, 2011, respectively.

Accumulated Other Comprehensive Loss

Amounts recognized in accumulated other comprehensive loss at December 31, 2012 and December 31, 2011 consisted of the following:

(Amounts in thousands)	December 31,	December 31,
	2012	2011
Initial net asset (obligation)	$—	$—
Prior service credit (cost)	—	—
Net loss	15,468	14,365
Accumulated other comprehensive loss	$15,468	$14,365

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

	For the year ended December 31,
	2012	2011	2010
Discount rate for projected benefit obligation	4.00%	4.50%	5.30%
Discount rate for pension costs	4.50%	5.30%	5.95%
Expected long-term average return on plan assets	7.50%	7.50%	7.50%

Net Periodic Benefit Costs

The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the year ended December 31,
	2012	2011	2010
Service cost	$101	$98	$92
Interest cost	1,850	1,931	2,014
Expected return on plan assets	(2,008)	(2,028)	(1,818)
Amortization of loss	807	269	203
Net periodic benefit expense	$750	$270	$491

Pension Assets

The weighted-average asset allocations at December 31, 2012 by asset category are as follows:

	Target Allocation	Actual allocation as of December 31, 2012	Weighted Average Expected Long-Term Rate of Return (1)
Asset Category
U.S. Large Cap Funds	25.0%	21.9%	2.0%
U.S. Mid Cap Funds	5.0%	8.0%	0.5%
U.S. Small Cap Funds	3.0%	3.2%	0.3%
International Equity	15.0%	14.6%	1.6%
Fixed income	45.0%	45.2%	2.3%
Other investments	7.0%	7.1%	0.6%
	100.0%	100.0%	7.3%
(1) The weighted average expected long-term rate of return by asset category is based on the Company’s target allocation.

The weighted-average asset allocations at December 31, 2011 by asset category are as follows:

	Target Allocation	Actual allocation as of December 31, 2011	Weighted Average Expected Long-Term Rate of Return (1)
Asset Category
U.S. Large Cap Funds	25.0%	21.9%	2.0%
U.S. Mid Cap Funds	5.0%	7.9%	0.5%
U.S. Small Cap Funds	3.0%	3.1%	0.3%
International Equity	15.0%	15.2%	1.6%
Fixed income	45.0%	45.0%	2.3%
Other investments	7.0%	6.9%	0.6%
	100.0%	100.0%	7.3%
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

The following table summarizes the Company’s plan assets measured at fair value on a recurring basis (at least annually) as of December 31, 2012 and December 31, 2011:

(Amounts in thousands)	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2012	Assets (Level 1)	(Level 2)	(Level 3)
Equity Securities (1)
U.S. Large Cap Funds	$6,530	$6,530	$—	$—
U.S. Mid Cap Funds	2,380	1,173	1,207	—
U.S. Small Cap Funds	938	468	470	—
International Funds	4,364	4,364	—	—
Fixed Income
Domestic Bond Funds (2)	13,460	1,520	11,940	—
Other Investments
Commodity Funds (3)	1,419	1,419	—	—
Cash & Equivalents	689	—	689	—
	$29,780	$15,474	$14,306	$—

(Amounts in thousands)	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2011	Assets (Level 1)	(Level 2)	(Level 3)
Equity Securities (1)
U.S. Large Cap Funds	$5,793	$5,793	$—	$—
U.S. Mid Cap Funds	2,087	1,032	1,055	—
U.S. Small Cap Funds	812	393	419	—
International Funds	3,996	3,996	—	—
Fixed Income
Domestic Bond Funds (2)	11,863	1,317	10,546	—
Other Investments
Commodity Funds (3)	1,302	1,302	—	—
Cash & Equivalents	524	—	524	—
	$26,377	$13,833	$12,544	$—

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

Benefit Plan Contributions

The Company made cash contributions to the combined plans of approximately $2.6 million and $2.0 million for the years ended December 31, 2012 and 2011, respectively.  During fiscal year 2013, the Company expects to make cash contributions to the combined plans of approximately $1.1 million.

Benefit Plan Payments

The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the combined plans. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company.

Fiscal Year	Expected Benefit Payments
(Amounts in thousands)

2013	$1,956
2014	2,029
2015	2,111
2016	2,211
2017	2,315
2018-2022	13,117

Other Retirement Plans

The Company also has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees.  The projected benefit obligation relating to this unfunded plan totaled approximately $349,000 and $354,000 at December 31, 2012 and 2011, respectively.  The Company has recorded this obligation in other long term liabilities in the consolidated balance sheets as of December 31, 2012 and 2011.  Pension expense for the plan was approximately $14,000 , $17,000 , and $18,000 for the years ended December 31, 2012, 2011, and 2010, respectively.

6.   DEFINED CONTRIBUTION PLANS

The Company has a defined contribution 401(k) plan covering all eligible employees.  Effective September 1, 2010, the Company reinstated matching contributions after suspending the contributions on April 1, 2008.  Effective with the reinstatement, the Company matched 50% of the first 6% of employee contributions for most members, with the exception of matching 25% of the first 6% of employee contributions for certain union members per a negotiated contract.  The Company also has the option of making discretionary contributions.  The Company contributed approximately $2.1 million for the year ended December 31, 2012, approximately $2.1 million for the year ended December 31, 2011, and $0.7 million (including forfeitures) for the year ended December 31, 2010, which has been expensed within selling, general, and administrative expense in the accompanying consolidated statement of operations.

7.   COMMITMENTS AND CONTINGENCIES

Operating leases

At December 31, 2012, the Company was obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations.  Future minimum rental obligations for non-cancellable lease payments total approximately $112.7 million at December 31, 2012.  The lease obligations, partially offset by subleases, are payable as follows:

	Lease	Sublease
(Amounts in thousands)	Commitments	Income
2013	$18,861	$445
2014	17,290	454
2015	14,935	463
2016	12,033	472
2017	10,735	481
Thereafter	38,844	3,650

Total rental expense for all operating leases amounted to approximately $26.0 million for the year ended December 31, 2012, $24.6 million for the year ended December 31, 2011, and $24.6 million for the year ended December 31, 2010.

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $3.4 million and $3.6 million at December 31, 2012 and December 31, 2011, respectively.  As of December 31, 2012 and December 31, 2011, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million and $0.4 million, respectively, in current liabilities and $3.0 million and $3.2 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	December 31, 2012	December 31, 2011
Product claim liabilities	$218	$193
Multiemployer pension plan withdrawal liability	2,615	2,854
Other	578	572
	$3,411	$3,619

The product claim liabilities of approximately $0.2 million at December 31, 2012 and December 31, 2011, recorded in long term liabilities, represents the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products.  The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage.  Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries.  The Company and the former subsidiary continue to vigorously defend the remaining suits.  Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products.  The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers.

The multiemployer pension liability of approximately $2.6 million and $2.9 million recorded in long term liabilities at December 31, 2012 and December 31, 2011, respectively, relate to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. (“Studley”) was sold.  In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the “Pension Fund”), and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund.  Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund.  The multiemployer pension liability represents the present value of the quarterly payment stream as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

Included in the indemnified items is approximately $0.4 million for each of the years ended December 31, 2012 and 2011, of accrued expenses to cover the estimated costs of known litigation claims, including the estimated cost of legal services incurred, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of December 31, 2012 and 2011, warranty liabilities of approximately $8.3 million and $7.7 million, respectively, have been recorded in current liabilities and approximately $29.5 million and $30.9 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the year ended December 31,
(Amounts in thousands)	2012	2011	2010
Balance, beginning of period	$38,612	$41,780	$43,398
Warranty expense during period	11,034	7,359	11,364
Settlements made during period	(11,776)	(10,527)	(12,982)
Balance, end of period	$37,870	$38,612	$41,780

Environmental

In 2011, MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, entered into an Administrative Order on Consent with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), primarily relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  During 2011, as part of the Administrative Order on Consent, the Company provided the EPA with a preliminary cost estimate of approximately $1.8 million over the remediation period, which is estimated through 2023.  During December 2012, the EPA formally approved the Company's remediation plan and the cost estimate of $1.8 million. As a result, the Company incurred an incremental expense of approximately $1.6 million during the year and quarter ended December 31, 2011 to record an additional accrual for this preliminary cost estimate.  This expense has been recognized within selling, general, and administrative expenses for the year ended December 31, 2011 in the consolidated statement of operations.  The Company has recorded approximately $0.3 million and $0.5 million of this environmental liability within current liabilities and approximately $1.5 million and $1.3 million within other long-term liabilities in the Company’s consolidated balance sheet at December 31, 2012 and December 31, 2011, respectively.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities for this subject contamination has been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.   As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.  As of December 31, 2012, no recovery has been recognized on the Company’s consolidated balance sheet but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

Self-insured risks

The Company maintains a broad range of insurance policies which include general liability insurance coverage and workers compensation. These insurance policies protect the Company against a portion of the risk of loss from claims. However, the Company retains a portion of the overall risk for such claims through its self-insured per occurrence and aggregate retentions, deductibles, and claims in excess of available insurance policy limits. The Company's general liability insurance includes coverage for certain damages arising out of product design and manufacturing defects. The Company's insurance coverage is subject to a per occurrence retention.

The Company reserves for costs associated with claims, as well as incurred but not reported losses (“IBNR”), based on an outside actuarial analyses of its historical claims. These estimates make up a significant portion of the Company's liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in type of claims, claims reporting and resolution patterns, frequency and timing of claims, third party recoveries, estimates of claim values, claims management expenses (including legal fees and expert fees), insurance industry practices, the regulatory environment, and legal precedent. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

During 2012, the Company experienced a higher level of estimated claims management expenses, primarily due to claims discussed in “Litigation” below, which increased the Company's estimated claim reserves by $0.4 million which has been recorded in selling, general and administrative expense in the consolidated statement of operations for the year ended December 31, 2012. Because of the inherent uncertainty in estimating future losses related to claims, actual costs could differ significantly from current estimates.

Litigation

During 2012, the Company incurred increased litigation expense primarily related to the claims discussed below. While the Company believes it has valid defenses to these claims and will vigorously defend, litigation is subject to many uncertainties and there cannot be any assurance that the Company will ultimately prevail or, in the event of an unfavorable outcome or settlement of litigation, that the ultimate liability would not be material and would not have a material adverse effect on the business, results of operations, cash flows or financial position of the Company.

In John Gulbankian and Robert D. Callahan v. MW Manufacturers, Inc., a purported class action filed in March 2010 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's V-Wood windows. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. This action is currently in discovery regarding class certification, and a hearing regarding class certification has not yet been scheduled. The Company believes it has valid defenses to this claim, and it will vigorously defend this claim.

In Eric Hartshorn and Bethany Perry v. MW Manufacturers, Inc., a purported class action filed in July 2012 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's Freedom and Freedom 800 windows. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. This action is currently in discovery regarding class certification, and a hearing regarding class certification has not yet been scheduled. The Company believes it has valid defenses to this claim, and it will vigorously defend this claim.

In Anthony Pagliaroni v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by MHE. The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. This action is currently in discovery regarding class certification, and a hearing regarding class certification has not yet been scheduled. The Company believes it has valid defenses to this claim, and it will vigorously defend this claim. Decuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify us for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. Our ability to seek indemnification from Deceuninck is, however, limited by the terms of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.

In The Muhler Company, Inc. v. Ply Gem Prime Holdings, Inc. et al., a lawsuit filed in April 2011 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, alleges unfair competition and trade practices. The plaintiff seeks a variety of relief, including (i) consequential damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. This action is currently in discovery. The Company believes it has valid defenses to this claim, and it will vigorously defend this claim.

Other contingencies

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, personal injury, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made.

8.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at December 31, 2012 and December 31, 2011:

(Amounts in thousands)	December 31, 2012	December 31, 2011
Insurance	$3,499	$3,229
Employee compensation and benefits	5,745	6,270
Sales and marketing	23,939	23,282
Product warranty	8,336	7,677
Accrued freight	890	498
Accrued interest	30,465	34,183
Accrued environmental liability	473	708
Accrued pension	1,141	2,577
Accrued sales returns and discounts	2,201	1,782
Accrued taxes	3,035	2,093
Other	14,194	8,582
	$93,918	$90,881

Other long-term liabilities consist of the following at December 31, 2012 and December 31, 2011:

(Amounts in thousands)	December 31, 2012	December 31, 2011
Insurance	$1,593	$1,642
Pension liabilities	14,139	13,446
Multi-employer pension withdrawal liability	2,615	2,854
Product warranty	29,534	30,935
Long-term product claim liability	218	193
Long-term environmental liability	1,824	1,750
Liabilities for tax uncertainties	3,454	3,546
Other	7,267	3,362
	$60,644	$57,728

Long-term incentive plan

During the year ended December 31, 2011, the Company finalized a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize employees through the downturn in the housing market. During the years ended December 31, 2012 and December 31, 2011, the Company recognized a LTIP expense of $1.9 million and $0.9 million, respectively, which has been recorded within selling, general, and administrative expenses in the consolidated statement of operations. The LTIP liability is $2.8 million and $0.9 million as of December 31, 2012 and December 31, 2011, respectively, and has been recognized as an other long-term liability in the consolidated balance sheets.

Other liabilities

During the years ended December 31, 2012, 2011 and 2010, the Company made approximately $1.2 million, $0.4 million, and $2.6 million in cash payments on restructuring liabilities, respectively. These payments were for general back office centralization efforts incurred during 2012 as well as product simplification costs incurred for the Windows and Doors segment. In addition, during the year ended December 31, 2011, the Company made $3.7 million in retention payments to certain members of management that were previously accrued within accrued expenses.

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

On April 2, 2009, the Company announced that it would consolidate production across several of its manufacturing facilities improving the Company’s overall operating efficiency.  The Company’s plans included shifting the majority of the production from its Kearney, Missouri facility to its other three vinyl siding manufacturing facilities.  The Company continued to operate the Kearney, Missouri facility on a limited basis until the housing began market recovering.  The Company also closed its Tupelo, Mississippi window and door manufacturing facility.  In addition, the Company consolidated certain of the vinyl lineal production to its Rocky Mount, Virginia facility and realigned production of its west coast window and door facilities at Sacramento, California and Auburn, Washington to better serve customers and improve overall operating efficiency.  In connection with the April 2, 2009 announcement, the Company incurred pre-tax exit and restructuring costs, all of which were cash charges, of approximately $2.0 million, including approximately $0.9 million for personnel-related costs, approximately $0.1 million for contract termination costs, and approximately $1.0 million in other facilities-related costs.

The Company recorded restructuring costs in selling, general and administrative expenses in the years and segments shown in the following table:

	For the year ended December 31,
(Amounts in thousands)	2012	2011	2010
Siding, Fencing and Stone	$—	$—	$112
Windows and Doors	—	—	102
	$—	$—	$214

The Company also recorded in its Windows and Doors segment interest expense related to lease termination costs of approximately $111,000 for the year ended December 31, 2010.

10.   INCOME TAXES

The following is a summary of the components of income (loss) before provision (benefit) for income taxes:

	For the year ended December 31,
(Amounts in thousands)	2012	2011	2010
Domestic	$(37,675)	$(86,538)	$23,927
Foreign	1,455	2,714	8,767
	$(36,220)	$(83,824)	$32,694

The following is a summary of the provision (benefit) for income taxes included in the accompanying consolidated statement of operations:

	For the year ended December 31,
(Amounts in thousands)	2012	2011	2010
Federal:
Current	$—	$(6,617)	$83
Deferred	835	6,640	1,331
	835	23	1,414
State:
Current	$2,461	$654	$1,526
Deferred	(146)	(847)	(350)
	2,315	(193)	1,176
Foreign:
Current	$(653)	$353	$1,815
Deferred	338	500	622
	(315)	853	2,437

Total	$2,835	$683	$5,027

The table that follows reconciles the federal statutory income tax rate to the effective tax rate of approximately 7.8% for the year ended December 31, 2012, 0.8% for the year ended December 31, 2011, and 15.4% for the year ended December 31, 2010.

	For the year ended December 31,
(Amounts in thousands)	2012	2011	2010
Income tax provision (benefit)
at the federal statutory rate	$(12,677)	$(29,338)	$11,443

Net change from statutory rate:
Valuation allowance	16,073	38,939	(28,692)
Federal impact of cancellation of debt income	—	—	17,667
State impact of cancellation of debt income	—	—	2,646
Federal net operating loss adjustment	—	—	2,581
State income tax benefit, net of federal income tax benefit	(919)	(1,936)	(766)
Taxes at non U.S. statutory rate	194	76	(153)
Additional provisions/reversals of uncertain
tax positions	(92)	(6,287)	342
Canadian rate differential	(171)	(254)	(592)
Other, net	427	(517)	551
	$2,835	$683	$5,027

The tax effect of temporary differences, which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 2012 and 2011 are as follows:

(Amounts in thousands)	December 31, 2012	December 31, 2011
Deferred tax assets:
Accounts receivable	$1,291	$1,397
Insurance reserves	1,876	1,832
Warranty reserves	11,937	11,668
Pension accrual	6,628	6,413
Deferred compensation	2,028	683
Inventories	3,474	3,100
Federal, net operating loss carry-forwards	80,268	76,789
State net operating loss carry-forwards	11,875	11,380
Interest	4,573	4,636
Other assets, net	5,780	5,172
Valuation allowance	(66,279)	(49,780)
Total deferred tax assets	63,451	73,290
Deferred tax liabilities:
Pension accrual	(514)	—
Property and equipment, net	(14,260)	(17,517)
Intangible assets, net	(32,276)	(39,912)
Deferred financing	(16,709)	(14,995)
Other liabilities, net	(1,588)	(1,935)
Total deferred tax liabilities	(65,347)	(74,359)
Net deferred tax liability	$(1,896)	$(1,069)

Debt Transactions

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

Valuation allowance

As of December 31, 2012, a full federal valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  The Company considered the impact of reversing taxable temporary differences with regard to realization of deferred tax assets to determine the amount of valuation allowance for 2012.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. Additionally, at December 31, 2012, the Company was in a partial state valuation allowance position for certain legal entities primarily related to losses for income tax purposes.

During the year ended December 31, 2012, the Company’s federal and state valuation allowance increased by approximately $14.7 million and $1.8 million, respectively.  The increase is primarily due to the current year taxable loss.  The Company currently has book goodwill of approximately $18.7 million that is not amortized and results in a deferred tax liability of approximately $4.4 million at December 31, 2012.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

During the year ended December 31, 2011, the Company’s federal and state valuation allowances increased by approximately $40.2 million and $1.3 million, respectively. The increase is primarily due to the 2011 taxable loss.  The Company currently has book goodwill of approximately $13.4 million that is not amortized and results in a deferred tax liability of approximately $3.5 million at December 31, 2011.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.

Other tax considerations

As of December 31, 2012, the Company has approximately $229.3 million of federal gross operating loss carry-forwards which can be used to offset future taxable income.  These federal carry-forwards will begin to expire in 2028 if not utilized.  The Company has approximately $245.8 million of gross state NOL carry-forwards and $11.9 million (net of federal benefit) of deferred tax assets related to these state NOL carry-forwards which can be used to offset future state tax liabilities.  The Company has established a valuation allowance of approximately $9.1 million for the deferred tax asset associated with these state NOL carry-forwards.  The Company currently has no state NOL carry-forwards that are expiring.  Future tax planning strategies implemented by the Company could reduce or eliminate future NOL expiration.

As of December 31, 2012, The Company has not established U.S. deferred taxes on approximately $23.4 million of unremitted earnings of the Company's foreign subsidiary, Ply Gem Canada.  Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.

On December 23, 2011, the U.S. Treasury Department issued comprehensive temporary and proposed regulations addressing the treatment of expenditures related to tangible property for tax purposes effective for tax years beginning January 1, 2014 and thereafter.  The Company has begun to evaluate the changes necessary to comply with the regulations and the related administrative procedures and is not currently aware of any adjustments that would be material to the Company's consolidated financial statements.

Tax uncertainties

The Company records reserves for certain tax uncertainties based on the likelihood of an unfavorable outcome.  Of this amount, approximately $3.5 million, if recognized, would have an impact on the Company’s effective tax rate.  As of December 31, 2012, the reserve was approximately $3.5 million which includes interest of approximately $0.9 million.  As of December 31, 2011, the reserve was approximately $3.5 million which included interest of approximately $0.8 million.

The Company has elected to treat interest and penalties on uncertain tax positions as income tax expense in its consolidated statement of operations.  Interest charges have been recorded in the contingency reserve account within other long term liabilities in the consolidated balance sheet.

The following is a rollforward of gross tax contingencies from January 1, 2011 through December 31, 2012.

Balance at January 1, 2011	$18,704
Additions based on tax positions related to current year	274
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	—
Settlement or lapse of applicable statutes	(6,268)
Unrecognized tax benefits balance at December 31, 2011	12,710
Additions based on tax positions related to current year	604
Additions for tax positions of prior years	1,033
Reductions for tax positions of prior years	(545)
Settlement or lapse of applicable statutes	(891)
Unrecognized tax benefits balance at December 31, 2012	$12,911

Unrecognized tax benefits are reversed as a discrete event if an examination of applicable tax returns is not begun by a federal or state tax authority within the statute of limitations or upon effective settlement with federal or state tax authorities.  During the year ended December 31, 2012, the Company reversed approximately $0.6 million of unrecognized tax benefits due to the expiration of the statute of limitations for the tax year ended December 31, 2004.  During the year ended December 31, 2012, the Company reversed approximately $0.9 million of unrecognized tax benefits due to the effective settlement of an audit for the tax years ended December 31, 2004 through December 31, 2007. The Company’s open tax years that are subject to federal examination are 2008 through 2012.

During the next 12 months, it is reasonably possible the Company may reverse $0.5 million of the tax contingency reserves primarily related to expiring statutes of limitations.

11.   STOCK-BASED COMPENSATION

Stock option plan

On February 12, 2004, Ply Gem Investment Holdings’ Board of Directors adopted the Ply Gem Investment Holdings 2004 Stock Option Plan (the “Plan”) allowing for grants of options to purchase shares of Ply Gem Investment Holdings common stock under nonqualified stock options or incentive stock options.  On February 24, 2006 in connection with the Alenco acquisition, a new holding company, Ply Gem Prime Holdings, was formed pursuant to a merger involving Ply Gem Investment Holdings.  As a result, Ply Gem Prime Holdings became the sole shareholder of Ply Gem Investment Holdings, each outstanding share of capital stock of Ply Gem Investment Holdings was converted into a share of a corresponding class of shares of the capital stock of Ply Gem Prime Holdings and Ply Gem Prime Holdings assumed Ply Gem Investment Holdings’ obligations under the Ply Gem Investment Holdings 2004 Stock Option Plan and the Ply Gem Investment Holdings Phantom Stock Plan.  In connection therewith, each outstanding stock option and phantom unit of Ply Gem Investment Holdings was converted on a 1:1 basis into a stock option and phantom unit of Ply Gem Prime Holdings.   Employees, directors and consultants of Ply Gem Prime Holdings or any of its majority-owned subsidiaries are eligible for options, as specified in the Plan.  Ply Gem Prime Holdings’ Board of Directors may, among other things, select recipients of options grants, determine whether options will be nonqualified or incentive stock options, set the number of shares that may be purchased pursuant to option exercise, and determine other terms and conditions of options. The exercise price of an option must be at least the estimated fair market value of a share of common stock as of the grant date.  Options generally vest over 5 years from the date of grant, unless specified otherwise in any individual option agreement.  Generally, options will expire on the tenth anniversary of the grant date or in connection with termination of employment.  The Board of Directors has the discretion to accelerate the vesting and exercisability of outstanding options.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing method.  The assumptions used in the model are outlined in the following table:

	December 31, 2012	December 31, 2011	December 31, 2010
Weighted average fair value of options granted	$40.11	$35.07	$24.69
Weighted average assumptions used:
Expected volatility	46%	46%	30%
Expected term (in years)	5	3.65	5
Risk-free interest rate	0.64%	0.91%	2.42%
Expected dividend yield	—%	—%	—%

A summary of changes in stock options outstanding during the year ended December 31, 2012 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2012	502,844	$68.57	6.75
Granted	26,000	$100.00	—
Forfeited or expired	(4,500)		—
Balance at December 31, 2012	524,344	$70.16	5.95

As of December 31, 2012, 158,494 options were 100% vested.  At December 31, 2012, the Company had approximately $4.6 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.96 years.  The Company recorded compensation expense of $1.7 million, $0.4 million, and $0.2 million for the years ended December 31, 2012, 2011, and 2010, respectively, related to the vesting of these options.

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

Common Stock
Shares Owned by
Management

Balance at January 1, 2012	452,872
Shares issued	1,800
Shares repurchased	—
Balance at December 31, 2012	454,672

Restricted stock

During January 2012, the Company issued 600 restricted shares of common stock of Ply Gem Prime to each of three independent members of the Board of Directors.  These shares vested over the 2012 calendar period and the Company expensed these items as compensation expense ratably during 2012. During the year ended December 31, 2012, the Company expensed $180,000, related to these grants in selling, general, and administrative expenses within the consolidated statement of operations.

During December 2012, the Company issued 600 restricted shares of common stock of Ply Gem Prime to each of three independent members of the Board of Directors.  These shares will vest over the 2012 through 2013 twelve month period and the Company is expensing these items ratably over the twelve month period up to the vesting date. During the year ended December 31, 2012, the Company expensed $10,000, related to these grants in selling, general, and administrative expenses within the consolidated statement of operations.

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

For the first three quarters of 2006, the phantom units were recognized by the Company as liability awards that had to be marked to market every quarter.  During September 2006, the Company converted all phantom common and preferred stock units into a cash account payable on a fixed schedule in years 2007 and beyond.  The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00.  From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans.  This portion of the account was paid to each party in a single lump-sum cash payment on January 31, 2007.  The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of senior preferred stock represented by such units.  This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment.  This portion of the account was payable on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, was paid on each such date.  During the years ended December 31, 2011 and 2010, the Company made cash phantom stock payments of approximately $2.3 million and $2.1 million, respectively.   The final payment of approximately $2.3 million was paid during the year ended December 31, 2011 and, as a result, there was no liability on the consolidated balance sheet as of December 31, 2012 and 2011.

12.   SEGMENT INFORMATION

The Company defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Company has two reportable segments:  1) Siding, Fencing, and Stone and 2) Windows and Doors.

The income before income taxes of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses.  Unallocated income and expenses include items which are not directly attributed to or allocated to either of the Company’s reporting segments.  Such items include interest, legal costs, corporate payroll, and unallocated finance, accounting expenses, gain (loss) on modification or extinguishment of debt, and write-off of previously capitalized offering costs. Unallocated corporate assets include cash and certain receivables.  Interest expense is presented net of interest income.

Following is a summary of the Company’s segment information:

	For the year ended December 31,
(Amounts in thousands)	2012	2011	2010
Net sales
Siding, Fencing, and Stone	$658,045	$639,290	$604,406
Windows and Doors	463,256	395,567	391,500
	$1,121,301	$1,034,857	$995,906
Operating earnings (loss)
Siding, Fencing, and Stone	$110,456	$90,849	$92,612
Windows and Doors	(20,565)	(31,134)	(19,410)
Unallocated	(19,871)	(14,784)	(16,372)
	$70,020	$44,931	$56,830
Interest expense, net
Siding, Fencing, and Stone	$(47)	$(83)	$(121)
Windows and Doors	(18)	(13)	90
Unallocated	103,107	101,480	122,864
	$103,042	$101,384	$122,833
Depreciation and amortization
Siding, Fencing, and Stone	$22,616	$23,634	$27,614
Windows and Doors	29,490	30,217	32,936
Unallocated	171	169	168
	$52,277	$54,020	$60,718
Income tax expense
Unallocated	$2,835	$683	$5,027

Capital expenditures
Siding, Fencing, and Stone	$11,219	$6,776	$5,928
Windows and Doors	12,617	4,651	5,177
Unallocated	810	63	—
	$24,646	$11,490	$11,105

	As of December 31,
	2012	2011
Total assets
Siding, Fencing, and Stone	$558,501	$579,195
Windows and Doors	271,650	273,909
Unallocated	51,699	39,808
	$881,850	$892,912

Our Canadian subsidiary, which had sales of approximately $70.0 million for the year ended December 31, 2012, represents a majority of our sales to foreign customers.  Other subsidiaries’ sales outside the United States are less than 1% of our total sales.

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

Under the General Advisory Agreement the Company paid and expensed, as a component of selling, general, and administrative expenses, a management fee of approximately $2.5 million, $2.3 million, and $2.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively.  The original term of the General Advisory Agreement was 10 years, and was automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or CI Capital Partners provide notice of termination.  In addition, the General Advisory Agreement may be terminated by CI Capital Partners at any time, upon the occurrence of specified change of control transactions or upon an initial public offering of the Company’s shares or shares of any of the Company’s parent companies.  During the fourth quarter of 2012, the Company and CI Capital Partners amended the General Advisory Agreement to, among other things, extend the term for a period of ten years to November 6, 2022. If the General Advisory Agreement is terminated for any reason prior to the end of the initial term, Ply Gem Industries will pay to CI Capital Partners `an amount equal to the present value of the annual advisory fees that would have been payable through the end of the term or three years, whichever is less, based on the Company’s cost of funds to borrow amounts under the Company’s senior credit facilities.
During 2010, approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by such affiliates were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime Holdings in exchange for equity of Ply Gem Prime valued at approximately $114.9 million.  Such notes were then transferred to Ply Gem Holdings and then to Ply Gem Industries for no consideration as a capital contribution and cancelled on February 12, 2010.  On February 16, 2010, Ply Gem Industries redeemed the remaining $141.2 million aggregate principal amount of outstanding 9% Senior Subordinated Notes (including approximately $62.5 million of the 9% Senior Subordinated Notes held by affiliates of the Company’s controlling stockholder).  During the year ended December 31, 2010, the Company paid these affiliates approximately $9.8 million of interest for the 9% Senior Subordinated Notes owned by these related parties. These interest payments have been recorded within interest expense in the Company’s consolidated statement of operations.

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

During June 2010, the Company made a state tax payment of approximately $1.5 million for Ply Gem Prime.  Ply Gem Prime incurred a state tax liability as a result of the 9% Senior Subordinated Note debt extinguishment and related contribution during the first quarter of 2010 in which Ply Gem Prime recognized a capital gain of approximately $13.3 million.  Ply Gem Prime is a holding company with no independent operating assets or liabilities other than its investment in the Company and therefore has no ability to make tax payments.  The Company recognized this payment as a return of capital.

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

14.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations.

	Quarter Ended December 31,	Quarter Ended September 29,		Quarter Ended June 30,	Quarter Ended March 31,
(Amounts in thousands)	2012	2012		2012	2012
Net sales	$268,643	$306,193		$307,289	$239,176

Gross profit	57,218	70,693		73,373	42,915

Net income (loss)	(15,007)	(3,673)	(1)	5,267	(25,642)

	Quarter Ended December 31,	Quarter Ended October 1,		Quarter Ended July 2,	Quarter Ended April 2,
(Amounts in thousands)	2011	2011		2011	2011
Net sales	$242,370	$297,889		$294,491	$200,107

Gross profit	49,899	65,822		67,029	27,782

Net income (loss)	(15,220)	(458)		2,063	(70,892)	(2)

(1)
The net loss for the quarter ended September 29, 2012 includes an approximate $3.6 million loss on modification or extinguishment of debt.  See Note 4 for description of loss on debt modification and extinguishment.

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

15.   GUARANTOR/NON-GUARANTOR

The 8.25% Senior Secured Notes and the 9.375% Senior Notes were issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of December 31, 2012 and December 31, 2011, and for the years ended December 31, 2012, 2011, and 2010.  The non-guarantor information presented represents our Canadian subsidiary, Ply Gem Canada.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2012
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,051,312	$69,989	$—	$1,121,301
Cost of products sold	—	—	826,496	50,606	—	877,102
Gross profit	—	—	224,816	19,383	—	244,199
Operating expenses:
Selling, general and
administrative expenses	—	19,871	112,073	15,298	—	147,242
Intercompany administrative
charges	—	—	15,202	3,057	(18,259)	—
Amortization of intangible assets	—	—	26,937	—	—	26,937
Total operating expenses	—	19,871	154,212	18,355	(18,259)	174,179
Operating earnings (loss)	—	(19,871)	70,604	1,028	18,259	70,020
Foreign currency gain	—	—	—	409	—	409
Intercompany interest	—	102,729	(102,729)	—	—	—
Interest expense	—	(103,112)	(18)	(3)	—	(103,133)
Interest income	—	5	65	21	—	91
Loss on modification or
extinguishment of debt	—	(3,607)	—	—	—	(3,607)
Intercompany administrative income	—	18,259	—	—	(18,259)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(5,597)	(32,078)	1,455	—	(36,220)
Equity in subsidiaries' income (loss)	(39,055)	(33,458)	—	—	72,513	—
Income (loss) before provision
(benefit) for income taxes	(39,055)	(39,055)	(32,078)	1,455	72,513	(36,220)
Provision (benefit) for income taxes	—	—	3,150	(315)	—	2,835
Net income (loss)	$(39,055)	$(39,055)	$(35,228)	$1,770	$72,513	$(39,055)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	835	—	835
Minimum pension liability for
actuarial loss	—	(673)	(430)	—	—	(1,103)
Total comprehensive income (loss)	$(39,055)	$(39,728)	$(35,658)	$2,605	$72,513	$(39,323)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2011
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$967,694	$67,163	$—	$1,034,857
Cost of products sold	—	—	777,256	47,069	—	824,325
Gross profit	—	—	190,438	20,094	—	210,532
Operating expenses:
Selling, general and
administrative expenses	—	14,748	109,061	15,103	—	138,912
Intercompany administrative
charges	—	—	13,287	2,783	(16,070)	—
Amortization of intangible assets	—	36	26,653	—	—	26,689
Total operating expenses	—	14,784	149,001	17,886	(16,070)	165,601
Operating earnings (loss)	—	(14,784)	41,437	2,208	16,070	44,931
Foreign currency gain	—	—	—	492	—	492
Intercompany interest	—	102,729	(102,729)	—	—	—
Interest expense	—	(101,486)	(1)	(1)	—	(101,488)
Interest income	—	6	83	15	—	104
Loss on modification or
extinguishment of debt	—	(27,863)	—	—	—	(27,863)
Intercompany administrative income	—	16,070	—	—	(16,070)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(25,328)	(61,210)	2,714	—	(83,824)
Equity in subsidiaries' income (loss)	(84,507)	(59,179)	—	—	143,686	—
Income (loss) before provision
(benefit) for income taxes	(84,507)	(84,507)	(61,210)	2,714	143,686	(83,824)
Provision (benefit) for income taxes	—	—	(170)	853	—	683
Net income (loss)	$(84,507)	$(84,507)	$(61,040)	$1,861	$143,686	$(84,507)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(691)	—	(691)
Minimum pension liability for
actuarial loss	—	(3,091)	(3,509)	—	—	(6,600)
Total comprehensive income (loss)	$(84,507)	$(87,598)	$(64,549)	$1,170	$143,686	$(91,798)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2010
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$922,240	$73,666	$—	$995,906
Cost of products sold	—	—	730,896	49,050	—	779,946
Gross profit	—	—	191,344	24,616	—	215,960
Operating expenses:
Selling, general and
administrative expenses	—	14,765	101,767	13,928	—	130,460
Intercompany administrative
charges	—	—	12,143	1,639	(13,782)	—
Amortization of intangible assets	—	36	27,063	—	—	27,099
Write-off of previously capitalized
offering costs	—	1,571	—	—	—	1,571
Total operating expenses	—	16,372	140,973	15,567	(13,782)	159,130
Operating earnings (loss)	—	(16,372)	50,371	9,049	13,782	56,830
Foreign currency gain	—	—	—	510	—	510
Intercompany interest	—	106,899	(106,086)	(813)	—	—
Interest expense	—	(122,881)	(111)	—	—	(122,992)
Interest income	—	17	121	21	—	159
Gain on extinguishment of debt	—	98,187	—	—	—	98,187
Intercompany administrative income	—	13,782	—	—	(13,782)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	79,632	(55,705)	8,767	—	32,694
Equity in subsidiaries' income (loss)	27,667	(52,648)	—	—	24,981	—
Income (loss) before provision
(benefit) for income taxes	27,667	26,984	(55,705)	8,767	24,981	32,694
Provision (benefit) for income taxes	—	(683)	3,273	2,437	—	5,027
Net income (loss)	$27,667	$27,667	$(58,978)	$6,330	$24,981	$27,667

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,639	—	1,639
Mininum pension liability for
actuarial gain	—	(292)	(448)	—	—	(740)
Total comprehensive income (loss)	$27,667	$27,375	$(59,426)	$7,969	$24,981	$28,566

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$23,332	$(4,307)	$8,169	$—	$27,194
Accounts receivable, net	—	—	107,961	7,091	—	115,052
Inventories:
Raw materials	—	—	35,074	4,878	—	39,952
Work in process	—	—	20,220	711	—	20,931
Finished goods	—	—	35,927	3,482	—	39,409
Total inventory	—	—	91,221	9,071	—	100,292
Prepaid expenses and other
current assets	—	12	13,844	1,528	—	15,384
Deferred income taxes	—	—	5,161	11	—	5,172
Total current assets	—	23,344	213,880	25,870	—	263,094
Investments in subsidiaries	(314,942)	(212,065)	—	—	527,007	—
Property and Equipment, at cost:
Land	—	—	3,565	172	—	3,737
Buildings and improvements	—	—	36,320	1,621	—	37,941
Machinery and equipment	—	2,145	281,885	9,245	—	293,275
	—	2,145	321,770	11,038	—	334,953
Less accumulated depreciation	—	(932)	(228,596)	(6,320)	—	(235,848)
Total property and equipment, net	—	1,213	93,174	4,718	—	99,105
Other Assets:
Intangible assets, net	—	—	94,356	—	—	94,356
Goodwill	—	—	383,042	9,413	—	392,455
Deferred income taxes	—	—	—	2,981	—	2,981
Intercompany note receivable	—	856,739	—	—	(856,739)	—
Other	—	27,142	2,717	—	—	29,859
Total other assets	—	883,881	480,115	12,394	(856,739)	519,651
	$(314,942)	$696,373	$787,169	$42,982	$(329,732)	$881,850

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$254	$63,110	$4,433	$—	$67,797
Accrued expenses	—	32,744	58,547	2,627	—	93,918
Total current liabilities	—	32,998	121,657	7,060	—	161,715
Deferred income taxes	—	—	10,049	—	—	10,049
Intercompany note payable	—	—	856,739	—	(856,739)	—
Other long-term liabilities	—	13,933	45,811	900	—	60,644
Long-term debt	—	964,384	—	—	—	964,384
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	—	—	—	—	—	—
Additional paid-in-capital	311,034	311,034	407,525	5,737	(724,296)	311,034
(Accumulated deficit) retained earnings	(619,640)	(619,640)	(654,612)	23,400	1,250,852	(619,640)
Accumulated other
comprehensive income (loss)	(6,336)	(6,336)	—	5,885	451	(6,336)
Total stockholder's (deficit) equity	(314,942)	(314,942)	(247,087)	35,022	527,007	(314,942)
	$(314,942)	$696,373	$787,169	$42,982	$(329,732)	$881,850

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$8,578	$(3,408)	$6,530	$—	$11,700
Accounts receivable, net	—	—	102,052	7,463	—	109,515
Inventories:
Raw materials	—	—	37,024	4,885	—	41,909
Work in process	—	—	23,619	667	—	24,286
Finished goods	—	—	36,282	2,328	—	38,610
Total inventory	—	—	96,925	7,880	—	104,805
Prepaid expenses and other
current assets	—	422	9,893	2,957	—	13,272
Deferred income taxes	—	—	5,666	9	—	5,675
Total current assets	—	9,000	211,128	24,839	—	244,967
Investments in subsidiaries	(277,322)	(164,863)	—	—	442,185	—
Property and Equipment, at cost:
Land	—	—	3,565	172	—	3,737
Buildings and improvements	—	—	35,280	1,308	—	36,588
Machinery and equipment	—	1,335	262,349	8,436	—	272,120
	—	1,335	301,194	9,916	—	312,445
Less accumulated depreciation	—	(762)	(206,585)	(5,253)	—	(212,600)
Total property and equipment, net	—	573	94,609	4,663	—	99,845
Other Assets:
Intangible assets, net	—	—	121,148	—	—	121,148
Goodwill	—	—	382,165	9,302	—	391,467
Deferred income taxes	—	—	—	3,121	—	3,121
Intercompany note receivable	—	856,739	—	—	(856,739)	—
Other	—	30,235	2,129	—	—	32,364
Total other assets	—	886,974	505,442	12,423	(856,739)	548,100
	$(277,322)	$731,684	$811,179	$41,925	$(414,554)	$892,912

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$720	$44,652	$4,718	$—	$50,090
Accrued expenses	—	36,987	50,790	3,104	—	90,881
Total current liabilities	—	37,707	95,442	7,822	—	140,971
Deferred income taxes	—	—	9,865	—	—	9,865
Intercompany note payable	—	—	856,739	—	(856,739)	—
Other long-term liabilities	—	9,629	47,240	859	—	57,728
Long-term debt	—	961,670	—	—	—	961,670
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	—	—	—	—	—	—
Additional paid-in-capital	309,331	309,331	421,277	6,562	(737,170)	309,331
(Accumulated deficit) retained earnings	(580,585)	(580,585)	(619,384)	21,630	1,178,339	(580,585)
Accumulated other
comprehensive income (loss)	(6,068)	(6,068)	—	5,052	1,016	(6,068)
Total stockholder's (deficit) equity	(277,322)	(277,322)	(198,107)	33,244	442,185	(277,322)
	$(277,322)	$731,684	$811,179	$41,925	$(414,554)	$892,912

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(39,055)	$(39,055)	$(35,228)	$1,770	$72,513	$(39,055)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation and amortization
expense	—	171	51,095	1,011	—	52,277
Non-cash interest expense, net	—	11,428	—	—	—	11,428
Gain on foreign currency transactions	—	—	—	(409)	—	(409)
Loss on modification or
extinguishment of debt	—	3,607	—	—	—	3,607
Stock based compensation	—	1,703	—	—		1,703
Deferred income taxes	—	—	844	183	—	1,027
Reduction in tax uncertainty,
net of valuation allowance	—	—	(92)	—	—	(92)
Equity in subsidiaries' net loss	39,055	33,458	—	—	(72,513)	—
Other	—	—	(37)	—	—	(37)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(5,909)	532	—	(5,377)
Inventories	—	—	5,704	(1,008)	—	4,696
Prepaid expenses and other
current assets	—	616	(4,586)	1,436	—	(2,534)
Accounts payable	—	(466)	19,195	(1,123)	—	17,606
Accrued expenses	—	(562)	5,794	(640)	—	4,592
Cash payments on restructuring liabilities	—	—	(1,177)	—	—	(1,177)
Other	—	—	(240)	689	—	449
Net cash provided by
operating activities	—	10,900	35,363	2,441	—	48,704
Cash flows from investing
activities:
Capital expenditures	—	(810)	(22,969)	(867)	—	(24,646)
Proceeds from sale of assets	—	—	284	(91)	—	193
Acquisitions, net of cash acquired	—	—	(100)	—	—	(100)
Net cash used in
investing activities	—	(810)	(22,785)	(958)	—	(24,553)
Cash flows from financing
activities:
Proceeds from long-term debt	—	102,991	—	—	—	102,991
Payments on long-term debt	—	(58,991)	—	—	—	(58,991)
Net revolver payments	—	(40,000)	—	—	—	(40,000)
Proceeds from intercompany
investment	—	13,477	(13,477)	—	—	—
Payment of early tender premium	—	(9,844)	—	—	—	(9,844)
Equity repurchases	—	—	—	—	—	—
Debt issuance costs paid	—	(2,969)	—	—	—	(2,969)
Net cash provided by (used in)
financing activities	—	4,664	(13,477)	—	—	(8,813)
Impact of exchange rate movement
on cash	—	—	—	156	—	156
Net increase (decrease) in cash
and cash equivalents	—	14,754	(899)	1,639	—	15,494
Cash and cash equivalents at the
beginning of the period	—	8,578	(3,408)	6,530	—	11,700
Cash and cash equivalents at the end
of the period	$—	$23,332	$(4,307)	$8,169	$—	$27,194

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2011
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(84,507)	$(84,507)	$(61,040)	$1,861	$143,686	$(84,507)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization
expense	—	169	52,951	900	—	54,020
Non-cash interest expense, net	—	10,518	—	—	—	10,518
Gain on foreign currency transactions	—	—	—	(492)	—	(492)
Loss on modification or
extinguishment of debt	—	27,863	—	—	—	27,863
Stock based compensation	—	431	(1)	—	—	430
Deferred income taxes	—	—	7,872	(1,579)	—	6,293
Reduction in tax uncertainty,
net of valuation allowance	—	—	(6,617)	—	—	(6,617)
Equity in subsidiaries' net loss	84,507	59,179	—	—	(143,686)	—
Other	—	—	(481)	(3)	—	(484)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(13,107)	(159)	—	(13,266)
Inventories	—	—	(5,253)	(1,160)	—	(6,413)
Prepaid expenses and other
current assets	—	(176)	(1,622)	(150)	—	(1,948)
Accounts payable	—	321	(6,593)	1,500	—	(4,772)
Accrued expenses	—	11,300	3,256	758	—	15,314
Cash payments on restructuring liabilities	—	—	(407)	—	—	(407)
Other	—	(1)	531	479	—	1,009
Net cash provided by (used in)
operating activities	—	25,097	(30,511)	1,955	—	(3,459)
Cash flows from investing
activities:
Capital expenditures	—	(63)	(10,490)	(937)	—	(11,490)
Proceeds from sale of assets	—	—	102	—	—	102
Net cash used in
investing activities	—	(63)	(10,388)	(937)	—	(11,388)
Cash flows from financing
activities:
Proceeds from long-term debt	—	423,684	—	—	—	423,684
Payments on long-term debt	—	(348,684)	—	—	—	(348,684)
Net revolver borrowings	—	55,000	—	—	—	55,000
Payments on previous revolver credit facility	—	(30,000)	—	—	—	(30,000)
Proceeds from intercompany						—
investment	—	(37,826)	38,608	(782)	—	—
Payment of early tender premium	—	(49,769)	—	—	—	(49,769)
Equity repurchases	—	(14,049)	—	—	—	(14,049)
Debt issuance costs paid	—	(26,984)	—	—	—	(26,984)
Net cash provided by (used in)
financing activities	—	(28,628)	38,608	(782)	—	9,198
Impact of exchange rate movement
on cash	—	—	—	(149)	—	(149)
Net increase (decrease) in cash
and cash equivalents	—	(3,594)	(2,291)	87	—	(5,798)
Cash and cash equivalents at the
beginning of the period	—	12,172	(1,117)	6,443	—	17,498
Cash and cash equivalents at the end
of the period	$—	$8,578	$(3,408)	$6,530	$—	$11,700

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2010
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$27,667	$27,667	$(58,978)	$6,330	$24,981	$27,667
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization
expense	—	168	59,761	789	—	60,718
Non-cash interest expense, net	—	9,800	—	—	—	9,800
Gain on foreign currency transactions	—	—	—	(510)	—	(510)
Gain on extinguishment of debt	—	(98,187)	—	—	—	(98,187)
Write-off of previously capitalized
offering costs	—	1,571	—	—	—	1,571
Stock based compensation	—	164	—	—	—	164
Deferred income taxes	—	—	981	622	—	1,603
Equity in subsidiaries' net income (loss)	(27,667)	52,648	—	—	(24,981)	—
Other	—	—	(156)	(12)	—	(168)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(3,730)	707	—	(3,023)
Inventories	—	—	(1,384)	1,264	—	(120)
Prepaid expenses and other
current assets	—	(1,488)	6,634	2,478	—	7,624
Accounts payable	—	(199)	1,090	1,026	—	1,917
Accrued expenses	—	(4,384)	4,211	625	—	452
Cash payments on restructuring liabilities	—	—	(2,630)	—	—	(2,630)
Other	—	(1)	(554)	425	—	(130)
Net cash provided by (used in)
operating activities	—	(12,241)	5,245	13,744	—	6,748
Cash flows from investing
activities:
Capital expenditures	—	—	(10,275)	(830)	—	(11,105)
Proceeds from sale of assets	—	—	2,032	—	—	2,032
Net cash used in
investing activities	—	—	(8,243)	(830)	—	(9,073)
Cash flows from financing
activities:
Proceeds from long-term debt	—	145,709	—	—	—	145,709
Payments on long-term debt	—	(141,191)	—	—	—	(141,191)
Net revolver borrowings	—	5,000	—	—	—	5,000
Proceeds from intercompany
investment	—	14,665	(711)	(13,954)	—	—
Equity contributions	—	2,428	—	—	—	2,428
Equity repurchases	—	(2,978)	—	—	—	(2,978)
Debt issuance costs paid	—	(5,029)	—	—	—	(5,029)
Tax payments on behalf of parent	—	(1,532)	—	—	—	(1,532)
Net cash provided by (used in)
financing activities	—	17,072	(711)	(13,954)	—	2,407
Impact of exchange rate movement
on cash	—	—	—	353	—	353
Net increase (decrease) in cash
and cash equivalents	—	4,831	(3,709)	(687)	—	435
Cash and cash equivalents at the
beginning of the period	—	7,341	2,592	7,130	—	17,063
Cash and cash equivalents at the end
of the period	$—	$12,172	$(1,117)	$6,443	$—	$17,498

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2012 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company (Ply Gem Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Board of Directors of Ply Gem Prime Holdings, Inc., Ply Gem Holdings, and Ply Gem Industries are identical.

Name	Age	Position(s)
Frederick J. Iseman	60	Chairman of the Board and Director
Gary E. Robinette	64	President, Chief Executive Officer and Director
Shawn K. Poe	51	Vice President and Chief Financial Officer
John Wayne	51	Executive Vice President, Chief Operating Officer
John Buckley	48	President, Siding Group
Lynn Morstad	49	President, U.S. Windows Group
David N. Schmoll	53	Senior Vice President, Human Resources
Timothy D. Johnson	37	General Counsel
Robert A. Ferris	70	Director
Steven M. Lefkowitz	48	Director
John D. Roach	69	Director
Michael Haley	62	Director
Timothy T. Hall	43	Director
Jeffrey T. Barber	60	Director

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

Mr. Iseman's experience in the private equity field provides us with valuable insight regarding acquisitions, debt financings, equity financings and public market sentiment.  In addition, Mr. Iseman's experience with growing portfolio companies similar to the Company provides benchmarking and other industry tools pertinent to us. Mr. Iseman's background and experiences qualify him to serve as Chairman of the Board.

Gary E. Robinette - President, Chief Executive Officer and Director
Gary E. Robinette was appointed our President and Chief Executive Officer in October 2006 at which time he was also elected to our Board of Directors.  Prior to joining Ply Gem, Mr. Robinette served as Executive Vice President and COO at Stock Building Supply, formerly a Wolseley company, since September 1998, and was also a member of the Wolseley North American Management board of directors.  Mr. Robinette held the position of President of Erb Lumber Inc., a Wolseley company, from 1993 to 1998 and served as Chief Financial Officer and Vice President of Carolina Holdings which was the predecessor company of Stock Building Supply.  Mr. Robinette received a BS in accounting from Tiffin University and a MBA from Xavier University, where he is a member of the Board of Trustees.  He is also a member of the Policy Advisory Board of Harvard University's Joint Center for Housing Studies and serves on the Board of Directors for three companies sponsored by private equity firms.

Mr. Robinette's 36 years of experience with building products and distribution companies provides the Board with relevant industry knowledge and expertise pertinent to the current economic environment.  Throughout Mr. Robinette's tenure with various building product companies, he has experienced the housing industry's thriving growth, as well as a number of recessionary declines in the market.  These experiences provide the Board with valuable insight regarding strategic decisions and the future direction and vision of the Company.

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

John Wayne - Executive Vice President, Chief Operating Officer
Mr. Wayne was appointed Chief Operating Officer of the Company on June 1, 2012 after having served as President of our siding and accessories subsidiaries since January of 2002.  Mr. Wayne joined the Company in 1998, and prior to his appointment to President of our Siding Group had been Vice President of Sales and Marketing for our Variform and Napco siding and accessories subsidiaries.  Prior to joining us, Mr. Wayne worked for Armstrong World Industries, Inc. from 1985 to 1998, holding a variety of sales management positions, including Vice President of Sales.  Mr. Wayne served as the Chairman of the Vinyl Siding Institute, the Chairman of the VSI Code and Regulatory Committee, and Chairman of the VSI board of directors through December 2007 when his term ended.  Mr. Wayne graduated from the University of Wisconsin in 1984 with a BBA in Finance and Marketing.

John Buckley - President, Siding Group
Mr. Buckley was appointed President of our Siding Group effective June 1, 2012. Mr. Buckley joined the Company in 1999, and prior to his appointment to President of our Siding Group had been Senior Vice President of Sales for our siding and accessories subsidiaries. Prior to joining us, Mr. Buckley worked for CertainTeed from 1991 to 1999, holding a variety of sales management positions. Mr. Buckley received a BA in communications from the University of Michigan in 1986, and a MSA from Madonna University in 1991.

Lynn Morstad - President, U.S. Windows Group
Mr. Morstad was appointed President of our U.S. Windows Group in October 2007 after having served as President of our New Construction Window Group since November 2006.  Prior to that, Mr. Morstad served as President, Chief Operating Officer and Chief Financial Officer respectively of MW Manufacturers Inc., a Ply Gem subsidiary he joined in 2000.  From March 1998 to May 2000, Mr. Morstad was employed by the Dr. Pepper/Seven Up division of Cadbury Schweppes as Vice President and Corporate Controller.  In addition, Mr. Morstad served in senior financial positions, including Vice President Controller with various divisions of the Newell Company for more than eight years.  Mr. Morstad is a graduate of the University of Iowa.

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

Robert A. Ferris - Director
Since the Ply Gem acquisition, Robert A. Ferris has served as a director. Mr. Ferris retired as Managing Director of CI Capital Partners in December 2007, and was employed by CI Capital Partners since March 1998.  From 1981 to February 1998, Mr. Ferris was a General Partner of Sequoia Associates (a private investment firm headquartered in Menlo Park, California).  Prior to founding Sequoia Associates, Mr. Ferris was a Vice President of Arcata Corporation, a NYSE-listed company.  Mr. Ferris is a former director of Anteon International Corporation, Buffets Holdings, Inc., Timberjack, Inc. and Champion Road Machinery Ltd and is currently a director of A-T Solutions, Inc. Effective January 1, 2008, Mr. Ferris assumed the position of President of Celtic Capital LLC, the investment manager of the entities that primarily hold the assets and investments of the Ferris Family.  Mr. Ferris attended Boston College and Fordham Law School.

Mr. Ferris's prior tenure with CI Capital Partners as well as his public company experience as a director provides the Board with extensive knowledge of the debt and equity markets and the effect that pending strategic decisions will have on these public markets.  Mr. Ferris provides advice regarding the impact of certain strategic decisions on both the Company and our industry.

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

Mr. Lefkowitz's experience with private equity markets provides the Board integral knowledge with respect to acquisitions, debt financings and equity financings.

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

Mr. Hall's experience with private equity markets provides the Board integral knowledge with respect to acquisitions, debt financings and equity financings.

Jeffrey T. Barber - Director
In January 2010, the Board of Directors approved the addition of Mr. Barber as a member of the Board. Mr. Barber is a certified public accountant who worked for PricewaterhouseCoopers LLP from 1977 to 2008 and served as managing partner of PricewaterhouseCoopers' Raleigh, North Carolina office for 14 years.  Mr. Barber is currently a Managing Director with Fennebresque & Co., a Charlotte, North Carolina based investment banking firm.  In addition, Mr. Barber currently serves on the Board of Trustees of Blue Cross and Blue Shield of North Carolina and the Board of Directors of SciQuest, Inc., a procurement software company, where he serves as chair of the audit committee.  Mr. Barber has a BS degree in accounting from the University of Kentucky.

Mr. Barber's audit experience with PricewaterhouseCoopers LLP for 31 years in which he worked on initial public offerings, Sarbanes-Oxley 404 attestations, business acquisitions and debt financings provides the Board with the financial background and experience to ensure the Company's consolidated financial statements comply with financial reporting guidelines.  These experiences qualify Mr. Barber as a financial expert allowing him to contribute financial reporting considerations when evaluating certain strategic decisions.

Board Leadership Structure
Frederick J. Iseman serves as our Chairman and Gary E. Robinette serves as our President and CEO and also as a member of the Board of Directors.  The Board of Directors has determined that this is an effective leadership structure at the present time because Mr. Iseman brings experience regarding acquisitions, debt financings, equity financings and public market sentiment while the Board receives the benefit of Mr. Robinette’s intimate knowledge of the day-to-day operations of our business and his significant experience in the building products industry. A substantial majority of the equity of the Company is controlled by affiliates of CI Capital Partners LLC, including Frederick Iseman, and Messrs. Iseman, Lefkowitz and Hall (affiliates of CI Capital Partners, LLC) serve as our directors.

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

Board of Directors Meetings
The Company’s Board of Directors met five times during 2012.

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

Overview

This compensation discussion describes the material elements of compensation of the Company’s executive officers who served as named executive officers during our fiscal year ended December 31, 2012.  The individuals who served as the principal executive officer and principal financial officer during 2012, as well as the other individuals included in the Summary Compensation Table below, are referred to as the “named executive officers.”  This compensation discussion focuses primarily on compensation awarded to, earned by, or paid to the named executive officers in 2012, as reflected in the following tables and related footnotes and narratives, but also describes compensation actions taken before or after 2012 to the extent that it enhances an understanding of the executive compensation disclosure.

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

Compensation Program Objectives and Philosophy

General Philosophy

Our compensation philosophy is designed to provide a total compensation package to our executive officers that is competitive within the building materials industry and enables us to attract, retain, and motivate the appropriate talent for long-term success. In determining whether the components of our compensation packages, including salary and target bonus percentages, are competitive within the industry, we conduct informal, internal reviews of other building material companies that file public reports with the SEC to obtain a general understanding of such companies’ compensation practices.  During the year ended December 31, 2010, the Compensation Committee retained a compensation consultant to evaluate the total compensation packages for our executive officers.  As a result of this compensation consultant’s analysis, the Chief Executive Officer’s and the Chief Financial Officer’s base salaries were adjusted to market rates effective January 2011.  We did not utilize the services of a compensation consultant for the years ended December 31, 2012 or 2011.  We may continue to utilize a compensation consultant in future periods as necessary.  The compensation consultant that was retained in 2010 did not perform any other services for the Company.

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

2012 target award opportunities.  Our 2012 performance measure is based upon the Company meeting or exceeding the following targets:

(i) Adjusted EBITDA targets (70% of total bonus for Siding, Fencing, and Stone segment and Windows and Doors segment and 80% of total bonus for Corporate) – For purposes of measuring annual cash incentives, we define “adjusted EBITDA” as net income (loss) plus interest expense (net of interest income), provision (benefit) for income taxes, depreciation and amortization, non-cash loss (gain) on modification or extinguishment of debt, non-cash foreign currency gain/(loss), restructuring and integration costs, customer inventory buybacks, impairment charges and management fees paid under our advisory agreement with an affiliate of the CI Partnerships.  We established adjusted EBITDA targets for each of our respective segments and corporate office personnel with a minimum level of adjusted EBITDA required before any target award is achieved.  A portion of every dollar of incremental consolidated adjusted EBITDA above the minimum threshold level will go to fund the bonus pool.  The actual 2012 award achieved as a percentage of the target award for each segment and corporate are detailed in the table below.

(ii) Market share (10% of total bonus for Siding, Fencing and Stone segment and Windows and Doors segment) – The market share growth criteria is measured based upon relative market share holdings compared from 2011 to 2012 for the respective segments. The actual 2012 award achieved as a percentage of the target for each segment are detailed in the table below.

(iii) Working capital (10% of total bonus for Siding, Fencing and Stone segment and Windows and Doors segment)– The working capital criteria is measured based upon comparative year over year period working capital performance by segment.   We define working capital as accounts receivable plus inventory less accounts payable. The actual 2012 award achieved as a percentage of the target for each segment are detailed in the table below.

(iv) Innovation (10% of total bonus for Siding, Fencing and Stone segment and Windows and Doors segment, and Corporate)– The innovation criteria was achieved if the Company effectively pursued new product opportunities or new operating processes or procedures based on a ratings scale designed to measure creative thinking.  The actual 2012 award achieved as a percentage of the target for each segment and corporate are detailed in the table below.

	Percentage of Target	Percentage of Target	Percentage of Target	Percentage of Target
	(EBITDA) (i)	(Market share) (ii)	(Working capital) (iii)	(Innovation) (iv)

Siding, fencing, and stone	150%	100%	138%	100%
Windows and doors	48%	50%	125%	100%
Unallocated/Corporate	93%	NA	NA	100%

 (v) Expense reduction (10% of total bonus for Corporate)- The expense reduction criteria was achieved if corporate expenditures were less than budgeted corporate expenditures of approximately $19.9 million. Corporate achieved an award of 143.6% of target for the year ended December 31, 2012.

Depending upon each named executive officer’s responsibilities, a target award opportunity was established as a percentage of the individual officer’s base salary at a range from 75% to 100% of base salary.  The target cash incentive opportunity percentage of base salary for each individual officer is established based upon the position within the Company and is comparable to like positions within our Company.  Prior to the beginning of 2012, Mr. Robinette reviewed our annual cash incentive plans, the performance measures and resulting awards with our Compensation Committee and our Board of Directors.  For the year ended December 31, 2012, annual target cash incentive opportunities for the named executive officers are 100% of base salary for Mr. Robinette and 75% of base salary for Messrs. Poe, Wayne, Buckley, and Morstad.  Based on the 2012 incentives above, the named exective officers earned bonuses of $693,000, $259,875, $520,125, $286,647, and $168,659 for Mr. Robinette, Mr. Wayne, Mr. Poe, Mr. Buckley, and Mr. Morstad, respectively.

•	Perquisites and other personal benefits

In general. We provide the opportunity for our named executive officers to receive certain perquisites and other personal benefits, including car allowances and Company-paid life insurance premiums. We provide these benefits to provide an additional useful benefit for our executives, and we believe that providing these benefits is essential to our ability to remain competitive in the general marketplace for attracting and retaining executive talent.  For the year ended December 31, 2012, we provided personal benefits and perquisites, including car allowances and Company-paid life insurance premiums, to all of our named executive officers, as described below in the “Summary Compensation Table.”

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

As such, in September 2006, we converted all phantom common and preferred stock units held by each named executive officer into a cash account payable on a fixed schedule in years 2007 and beyond. The value of the portion of each cash account that represented phantom common units equaled the number of phantom common stock units credited to the phantom plan account on September 25, 2006 multiplied by $10.00. From September 25, 2006 through January 31, 2007, the value of the cash account was updated as if interest was credited on such value and compounded at December 31, 2006 at a rate equal to the applicable federal rate for short-term loans. This portion of the account was paid to each officer in a single lump-sum cash payment on January 31, 2007. The value of the portion of the cash account that represented the value of the phantom preferred stock units equaled the face amount of the number of shares of Ply Gem Prime Senior Preferred Stock represented by such units. This portion of the account is credited with deemed earnings, as if with interest, at an annual rate of 10% compounded semi-annually as of each June 30 and December 31, from the date of issuance of the phantom preferred stock unit through the date of payment. This portion of the account was paid on each of August 31, 2009, 2010, and 2011, such that one third of the original face amount, plus deemed earnings, is paid on each such date, or, if earlier, the officer’s death, disability or a change of control. During the years ended December 31, 2012, 2011 and 2010, Mr. Morstad received phantom stock payouts of $0, $216,630, and $262,583, respectively.

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
During the year ended December 31, 2011, the Company finalized a long-term incentive plan (“LTIP”) for certain employees including named executive officers- Messrs. Robinette, Poe, Wayne, Buckley, and Morstad.  During the year ended December 31, 2012, another LTIP grant was provided to certain executive officers. The long-term incentive plan was implemented to retain and incentivize the named executive officers to remain with the Company through the downturn in the housing market and ensure consistency with the executive team.  The target bonus percentages were established at the following levels based on industry benchmarks for similar compensation programs for named executive officers:

Long-term incentive plan
Target bonus percentage
of base salary

Mr. Robinette	300%
Mr. Poe	150%
Mr. Wayne	150%
Mr. Buckley	150%
Mr. Morstad	150%

The long-term incentive plan has two separate components:

Performance bonus (50% of long-term incentive bonus) – The performance bonus component vests over a two year period with the first potential payment in January 2013 based on the initial 2011 grant.  The performance bonus can be paid either in cash or stock.  The participants in the plan are required to be an employee at the time of the payment in order to receive the award.  For 2011 and 2012 grants, the performance criterion is 90% of targeted EBITDA for the following combined two fiscal years (2012 and 2013 for 2012 grants). For the years ended December 31, 2012 and 2011, the performance bonus portion of the LTIP was not achieved.

Restricted stock (50% of long-term incentive bonus) – The restricted stock component vests over a three year period with the first vesting date in January 2014 since the plan was incepted in 2011. The participants in the plan are required to be an employee at the time of the payment in order to receive the award.  In 2014 and 2015, an appropriate number of shares of restricted stock or common stock will be provided to eligible participants, including named executive officers, equating to the 50% restricted stock component based on the fair value of the stock.

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

During November 2011, the Company finalized a new retention agreement with Mr. Poe for his continued services through December 31, 2014, at which point Mr. Poe would be entitled to receive a one-time, lump-sum cash bonus of $700,000.  The bonus amount represents an amount that the Board of Directors determined to be a reasonable and necessary amount to retain Mr. Poe’s services and remain competitive in the marketplace for executive talent.  We provided this retention opportunity to Mr. Poe because his prior retention arrangement was paid out and we believe that Mr. Poe’s experience and talent remain necessary to guide us through the depressed residential housing and repair and remodeling markets.

The following table shows information concerning the annual compensation during 2012 for services provided to us by our President and Chief Executive Officer, our Vice President and Chief Financial Officer and our three other most highly compensated executive officers.

Summary Compensation Table
				Stock	Option	Non-equity Incentive Plan	Change in Pension	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Value	Compensation	Total
Principal Position	Year	($)	($) (1)	(2)	($) (3)	($) (4)	(5)	($) (6)	($)
Gary E. Robinette	2012	$700,000	$—	$1,050,000	$—	$693,000	$—	$30,046	$2,473,046
President &	2011	700,000	3,000,000	1,050,000	5,261,100	70,000	—	35,527	10,116,627
Chief Executive Officer	2010	580,000	—	—	298,272	—	—	27,066	905,338
Shawn K. Poe	2012	350,000	—	262,500	—	259,875	—	31,474	903,849
Vice President &	2011	350,000	650,000	262,500	—	26,250	—	33,354	1,322,104
Chief Financial Officer	2010	300,000	—	—	248,560	—	—	26,864	575,424
John Wayne	2012	458,580	—	301,574	200,560	520,125	—	151,913	1,632,752
Executive Vice President &	2011	394,165	—	291,375	—	216,752	—	31,642	933,934
Chief Operating Officer	2010	388,500	—	—	—	19,425	—	25,687	433,612
John Buckley	2012	282,032	—	83,948	320,896	286,647	—	30,357	1,003,880
President, Siding Group	2011	—	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—	—
Lynn Morstad	2012	383,000	—	287,250	—	168,659	12,500	30,271	881,680
President,	2011	375,417	—	277,500	—	28,725	15,017	32,276	728,935
Windows & Doors	2010	370,000	—	—	—	—	9,879	25,649	405,528

(1)	The amounts in this column represent retention cash payments during 2011. These retention bonuses are described in the “Employment agreements” section above.

(2)
The amounts in this column represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the restricted stock portion of the long-term incentive plan 2011 and 2012 grants.  At the end of the vesting period, restricted stock will be provided equating to the fixed dollar value of the grant varying by the then determined fair value of the restricted stock. This long-term incentive plan is described in the “General Philosophy” section of the Compensation Discussion and Analysis above.

(3)
For the years ended December 31, 2012, 2011, and 2010, the amounts in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718 made during each respective year.  Refer to Note 11 to the consolidated financial statements for a discussion of the assumptions made in the valuation.

(4)
The amounts in this column represent performance-based cash bonuses earned for services rendered during 2012, 2011 and 2010.  These incentive bonuses are described in the “Compensation Discussion and Analysis - Annual Cash Incentive Awards” section above.

(5)
None of the named executive officers, other than Lynn Morstad, are covered by either of the Company’s pension plans. For Mr. Morstad, the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan and SERP plan for 2012 increased by $9,552 and $2,948, respectively.   For Mr. Morstad, the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan and SERP plan for 2011 increased by $10,544 and $4,473, respectively, and the aggregate actuarial present value of his pension benefit under the MW Manufacturing Inc. Retirement Plan and SERP plan for 2010 increased by $6,930 and $2,949, respectively.  The named executive officers did not receive any above-market or preferential earnings on compensation deferred on a basis that is not tax-qualified.

(6)	The amounts in this column with respect to 2012 consist of the following items for each named executive officer shown below:

(1)	Gary E. Robinette: $18,480 car allowance, $4,066 insurance premiums, and $7,500 company 401(k) contributions.

(2)	Shawn K. Poe: $14,400 car allowance, $9,574 insurance premiums, and $7,500 company 401(k) contributions.

(3)	John Wayne: $15,450 car allowance, $9,648 insurance premiums, $8,530 company 401(k) contributions, and $118,285 in relocation reimbursement.

(4)	John Buckley: $13,650 car allowance, $9,391 insurance premiums, and $7,316 company 401(k) contributions.

(5)	Lynn Morstad: $14,400 car allowance, $9,621 insurance premiums, and $6,250 company 401(k) contributions.

Grants of Plan-Based Awards for 2012
			Estimated Future Payouts Under Non-equity Incentive Plan Awards (1)
Name	Award	Grant Date	Target	Maximum	All Other Stock Awards (2)	Option Awards: Number of Securities Underlying Options (#)(3)	Exercise Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (3)
Gary E. Robinette	Long-term
	incentive plan	January 1, 2012	$1,050,000	$—	$1,050,000	—	—	—
	Annual
	incentive plan	N/A	700,000	1,050,000	—	—	—	—
Shawn K. Poe	Long-term
	incentive plan	January 1, 2012	262,500	—	262,500	—	—	—
	Annual
	incentive plan	N/A	262,500	393,750	—	—	—	—
John Wayne	Stock Options	December 11, 2012	—	—	—	5,000	$100	$200,560
	Long-term
	incentive plan	January 1, 2012	301,574	—	301,574	—	—	—
	Annual
	incentive plan	N/A	375,000	562,500	—	—	—	—
John Buckley	Stock Options	December 11, 2012	—	—	—	8,000	$100	$320,896
	Long-term
	incentive plan	January 1, 2012	83,948	—	83,948	—	—	—
	Annual
	incentive plan	N/A	240,000	360,000	—	—	—	—
Lynn Morstad	Long-term
	incentive plan	January 1, 2012	287,250	—	287,250	—	—	—
	Annual
	incentive plan	N/A	287,250	430,875	—	—	—	—

(1)
These amounts represent the target payout amounts for the performance portion of the long-term incentive plan awards and the target and maximum payouts for the incentive plan granted to each named executive officer in 2012.

(2)
These amounts represent the restricted stock portion of the long-term incentive plan grant for each named executive officer when the stock vests after three years.  The dollar amount of the payout is fixed at grant and will be paid in three years in a variable amount of restricted stock or Common Stock for this service component of the long-term incentive plan.

(3)
These amounts represent stock options granted to each of the named executive officers during 2012, computed in accordance with FASB ASC Topic 718.  Refer to Note 11 to the consolidated financial statements for a discussion of the assumptions made in the valuation.

Outstanding Equity Awards at Fiscal Year-End for 2012
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stocks of Stock that Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Gary E. Robinette	3,934	984	$80	October 2, 2018	21,000	$2,100,000
	4,800	7,200	$80	April 28, 2020	—	—
	37,500	112,500	$100	November 11, 2021	—	—

Shawn K. Poe	1,202	301	$80	October 2, 2018	5,250	525,000
	4,000	6,000	$80	April 28, 2020	—	—

John Wayne	2,573	643	$80	October 2, 2018	5,929	592,949
	12,000	3,000	$80	December 5, 2018	—	—
	—	5,000	$100	December 11, 2022	—	—

John Buckley	1,600	400	$80	October 2, 2018	1,658	165,848
	1,500	1,000	$80	December 14, 2009	—	—
	—	8,000	$100	December 11, 2022	—	—

Lynn Morstad	3,090	773	$80	October 2, 2018	5,648	564,750
	9,600	2,400	$80	December 5, 2018	—	—

(1)
Each option becomes vested and exercisable with respect to 20% of the shares covered by the option on each of the first five anniversaries of the grant date, excluding Mr. Robinette’s November 2011 grant which vests 25% on each of the following dates: July 2012, July 2013, July 2014, and July 2015.

(2)
The Stock Awards set forth in this table represent restricted stock awards described in the long-term incentive plan section above.  The actual number of shares eligible to vest in 2014 and 2015 will be a number with an aggregate fair market value equal to the fixed dollar amount in the column to the immediate right, and the share numbers in this column were calculated by dividing that fixed number by $100, an estimate of the current fair market value of one share of our common stock.

(3)
The Market Value represents the fixed liability related to the long-term incentive plan to be settled in January 2014 and January 2015 with a variable amount of restricted stock or Common Stock based on the fair value of the stock at that time.

Pension Benefits for 2012
		Number of Years	Present Value of	Payments During Last
Name	Plan Name	Credited Service	Accumulated Benefit	Fiscal Year
		(#)	($)	($)
(a)	(b)	(c)	(d) (1)	(e)
Gary E. Robinette	NA

Shawn K. Poe	NA

John Wayne	NA

John Buckley	NA

Lynn Morstad	MW Retirement Plan	4 (2)	$55,403
	MW SERP Plan	4 (2)	$22,397

(1)
The material assumptions used to derive the present value of the accumulated pension benefit shown in this table are set forth in Note 5 “Defined Benefit Plans” to our consolidated financial statements.

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

Termination or Change in Control Arrangements for 2012

Each of the named executive officers is entitled to certain payments and benefits in the event his employment is terminated by the Company without “cause” or he resigns following a “material adverse change”.  The following chart quantifies these payments and benefits:

	Years	Severance	Benefits	Bonus	Total
Name		($) (1)	($)	($) (2)	($)

Employment Agreement:
Gary E. Robinette	2	$1,400,000	$4,066	$700,000	$2,104,066

Retention Agreements:
Shawn K. Poe	1	350,000	9,574	262,500	622,074

John Wayne	1	500,000	9,648	375,000	884,648

John Buckley	1	320,000	9,391	240,000	569,391

Lynn Morstad	1	383,000	9,621	287,250	679,871

(1)
As described in the narrative below, the severance arrangement is payable over a two-year salary continuation period for Mr. Robinette and a one-year salary continuation period for the other named executive officers.

(2)
A portion of the performance measures for the year ended December 31, 2012 were achieved.  As a result, the amounts in this column represent the target amounts for the annual management incentive plan bonuses.

Mr. Robinette’s employment agreement and the retention agreements for each of Messrs. Wayne, Poe, Buckley, and Morstad provide that the officer will receive payments and benefits if he is terminated without “cause” or resigns following a “material adverse change.” “Cause” means certain failures to perform duties after demand by the Board of Directors or obey the Board of Directors or a senior executive of the Company, a material act of dishonesty in connection with executive duties, or conviction of a felony, a fraudulent or dishonest misdemeanor or a civil judgment for fraud.

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

The named executive officers may be entitled to receive a cash payment for their individual shares of Incentive Stock, if Ply Gem Prime elects to exercise its call right under the existing stockholders agreement. If Ply Gem Prime had exercised its call right on December 31, 2012, the named executive officers would not have received any money for any of the shares of common stock because the value per share at December 31, 2012 per the formula and terms contained in the existing stockholders agreement is zero.

In addition, upon a change in control, all Ply Gem Prime Common Stock held by the named executive officers that is Unprotected will become Protected. Vesting of Ply Gem Prime Common Stock accelerates upon a change of control transaction or an initial public offering but only to the extent of the proportion of our business that is sold or offered to the public.

Director Compensation for 2012
Fees
	Earned			All
	or Paid	Stock	Option	Other
Name	in Cash	Awards	Awards	Compensation	Total
	($)	($) (1)	($)	($)	($)

Frederick Iseman	$—	$—	$—	$—	$—

Robert A. Ferris	—	—	—	—	—

Steven M. Lefkowitz	—	—	—	—	—

John D. Roach	77,500	63,000	—	—	140,500

Michael Haley	75,000	63,000	—	—	138,000

Jeffrey T. Barber	80,000	63,000	—	—	143,000

Timothy T. Hall	—	—	—	—	—

(1) The amounts in this column represent the aggregate grant date fair value of $60,000 for each of the three awards issued in January 2012 to Directors as well as the portion of the December 2012 $60,000 issued to each Director that was earned by the end of 2012.

The Director fees consist of annual amounts for participation on the Board of Directors as well as participation on the compensation Committee, the Audit Committee, and the Nominating and Governance Committee for certain directors.

During January 2012, the Company issued 600 restricted shares of common stock of Ply Gem Prime to each of three members of the Board of Directors (Mr. Roach, Mr. Haley, and Mr. Barber).  These shares became fully vested during 2012.

During December 2012, the Company issued 600 restricted shares of common stock of Ply Gem Prime to each of three members of the Board of Directors (Mr. Roach, Mr. Haley, and Mr. Barber).  These shares will vest over the 2012 through 2013 twelve month period.

Compensation Committee lnterlocks and Insider Participation

During 2012, our Compensation Committee consisted of: Mssrs. Steven M. Lefkowitz (chairman), John D. Roach, Timothy T. Hall, and Robert A. Ferris.  None of these directors has ever served as an officer or employee of the Company.  During 2012, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K.  None of our executive officers served as a member of the board of directors or compensation committee, or similar committee, of any other company whose executive officers(s) served as a member of our Board of Directors or our Compensation Committee.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Ply Gem Holdings is the sole holder of all 100 issued and outstanding shares of Ply Gem Industries’ common stock.  Ply Gem Prime Holdings, Inc. is the sole holder of all 100 issued and outstanding shares of common stock of Ply Gem Holdings.

The following table sets forth the number and percentage of the outstanding shares of common stock of Ply Gem Prime Holdings, Inc. beneficially owned as of March 15, 2013 by:

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

	Shares Beneficially Owned (1)
	Common
Name of Beneficial Owner	Shares (2)%
Caxton-Iseman (Ply Gem), L.P. (3)	828,140	19.4%
Caxton-Iseman (Ply Gem) II, L.P. (3)	2,990,767	70.0%
Frederick J. Iseman (3) (4)	3,818,807	89.4%
Steven M. Lefkowitz (3) (5)	3,818,807	89.4%
Gary E. Robinette	—	*
Shawn K. Poe	40,608	1.0%
John Wayne	45,304	1.1%
John Buckley	12,690	*
Lynn Morstad	55,974	1.3%
David N. Schmoll	4,376	*
John D. Roach	4,177	*
Michael Haley	11,539	*
Robert A. Ferris	—	*
Jeffrey T. Barber	600	*
Timothy Hall (3)	—	*
All Directors and Executive Officers as a Group	3,994,175	93.5%

* Less than 1%.

(1)	Determined in accordance with Rule 13d-3 under the Exchange Act.

(2)	Ply Gem Prime Holdings also has a series of non-voting senior preferred stock.

(3)	Address is c/o CI Capital Partners LLC, 500 Park Avenue, New York, New York 10022.

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

Securities authorized for issuance under equity compensation plans

The following table shows the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2012.

	(A) Number of securities to be issued upon exercise of outstanding options, warrants	(B) Weighted average exercise price of outstanding options, warrants and	(C) Number of securities remaining available for future issuance under equity compensation plans (excluding securities
Plan Category	and rights	rights	reflected in column (A))
Equity compensation plans
approved by shareholders	524,344	$70.16	75,656

Equity compensation plans not
approved by shareholders	—	—	—

Total	524,344	$70.16	75,656

During the fiscal year ended December 31, 2012, no equity securities of the Company were sold by the Company that were not registered under the Securities Act of 1933, as amended, except as previously disclosed in the Company’s periodic reports.

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

The initial term of the General Advisory Agreement is 10 years, and is automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or CI Capital Partners provide notice of termination.  In addition, the General Advisory Agreement may be terminated by CI Capital Partners at any time, upon the occurrence of specified change of control transactions or upon an initial public offering of our shares or shares of any of our parent companies.  If the General Advisory Agreement is terminated for any reason prior to the end of the initial term, Ply Gem Industries will pay to CI Capital Partners an amount equal to the present value of the annual advisory fees that would have been payable through the end of the initial term, based on our cost of funds to borrow amounts under our senior credit facilities.  During the fourth quarter of 2012, the Company and CI Capital Partners amended the General Advisory Agreement to, among other things, extend the term for a period of ten years to November 6, 2022. If the General Advisory Agreement is terminated for any reason prior to the end of the term, Ply Gem Industries will pay to CI Capital Partners `an amount equal to the present value of the annual advisory fees that would have been payable through the end of the initial term or three years, whichever is less, based on the Company’s cost of funds to borrow amounts under the Company’s senior credit facilities. Under the General Advisory Agreement, the Company paid management fees of approximately $2.5 million, $2.3 million, and $2.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

During 2010, approximately $218.8 million aggregate principal amount of the 9% Senior Subordinated Notes held by such affiliates were transferred to the Company’s indirect stockholders and ultimately to Ply Gem Prime Holdings, our indirect parent company, in exchange for equity of Ply Gem Prime valued at approximately $114.9 million. Such notes were then transferred to Ply Gem Holdings and then to Ply Gem Industries for no consideration as a capital contribution and canceled on February 12, 2010.  On February 16, 2010, Ply Gem Industries redeemed the remaining $141.2 million aggregate principal amount of outstanding 9% Senior Subordinated Notes (including approximately $62.5 million of the 9% Senior Subordinated Notes held by affiliates of the Company’s controlling stockholder).  During the year ended December 31, 2010, the Company paid these affiliates approximately $9.8 million of interest for the 9% Senior Subordinated Notes owned by these related parties.

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

During June 2010, the Company made a state tax payment of approximately $1.5 million for Ply Gem Prime.  Ply Gem Prime incurred a state tax liability as a result of the 9% Senior Subordinated Notes debt extinguishment and related contribution during the first quarter of 2010 in which Ply Gem Prime recognized a capital gain of approximately $13.3 million.  Ply Gem Prime is a holding company with no independent operating assets or liabilities other than its investment in the Company and therefore had no ability to make tax payments.  The Company recognized this payment as a return of capital.

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

Before entering into any related party transaction, it is the Company’s policy to submit the proposed transaction to the Board for approval.  The Company is not subject to the New York Stock Exchange listing requirements.  As such, the Board has not made any affirmative determinations regarding material relationships of the directors with the Company, meaning that as of December 31, 2012, none of the Company’s current non-employee directors qualified as independent directors as defined in Section 303A of the NYSE’s Listed Company Manual.

Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to us by the independent registered public accounting firms, Ernst & Young LLP, for services rendered during fiscal years 2012 and 2011, respectively.

(Amounts in thousands)	2012	2011
Audit Fees (1)	$1,029	$846
Audit-Related Fees (2)	—	—
Tax Fees (3)	—	—
Total Fees	$1,029	$846

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

2. Schedule II Valuation and Qualifying Accounts -	Page 133

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

Date: March 15, 2013

By: /s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. Robinette	President, Chief Executive Officer and Director	March 15, 2013
Gary E. Robinette	(Principal Executive Officer)

/s/ Shawn K. Poe	Vice President, Chief Financial Officer, Treasurer	March 15, 2013
Shawn K. Poe	and Secretary (Principal Financial and Accounting Officer)

/s/ Frederick J. Iseman	Chairman of the Board and Director	March 15, 2013
Frederick J. Iseman

/s/ Robert A. Ferris	Director	March 15, 2013
Robert A. Ferris

/s/ Steven M. Lefkowitz	Director	March 15, 2013
Steven M. Lefkowitz

/s/ John D. Roach	Director	March 15, 2013
John D. Roach

/s/ Michael P. Haley	Director	March 15, 2013
Michael P. Haley

/s/ Jeffrey T. Barber	Director	March 15, 2013
Jeffrey T. Barber

/s/ Timothy T. Hall	Director	March 15, 2013
Timothy T. Hall

EXHIBIT INDEX

Exhibit Number	Description
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

4.2
First Supplemental Indenture, dated as of August 2, 2012, among Ply Gem Industries, Inc., Foundation Labs by Ply Gem, LLC and Wells Fargo Bank, National Association, as trustee and noteholder collateral agent (incorporated by reference from Exhibit 4.4 to the Company's Form 10-Q, dated November 9, 2012 (File No. 333-114041-07)).

4.3
Indenture, dated as of September 27, 2012, among Ply Gem Industries, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.2 to the Company's Form 10-Q, dated November 9, 2012 (File No. 333-114041-07)).

4.4
Registration Rights Agreement, dated September 27, 2012, among Ply Gem Industries, Inc., the Guarantors party thereto and UBS Securities LLC and J.P. Morgan Securities LLC, as initial purchasers (incorporated by reference from Exhibit 4.3 to the Company's Form 10-Q, dated November 9, 2012 (File No. 333-114041-07)).

4.5
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

4.6
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

4.9
Incremental Assumption Agreement, dated as of August 11, 2011, by and among Ply Gem Industries, Inc., UBS AG, Stamford Branch, and Royal Bank of Canada (incorporated by reference from Exhibit 4.4 to the Company’s Form 10-Q, dated November 14, 2011 (File No. 333-114041-07)).

4.10
Amendment No. 2 to Credit Agreement, dated as of September 21, 2012, by and among Ply Gem Industries, Inc., Ply Gem Canada, Inc., Ply Gem Holdings, Inc., the other Guarantors party thereto, the Lenders party thereto, UBS AG, Stamford Branch, as U.S. Administrative Agent, and UBS AG Canada Branch, as Canadian Administrative Agent (incorporated by reference from Exhibit 4.1 to the Company's Form 10-Q, dated November 9, 2012 (File No. 333-114041-07)).

4.11
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

4.12
Intercreditor Agreement Supplement, dated as of August 2, 2012, by Foundation Labs by Ply Gem, LLC (incorporated by reference from Exhibit 4.6 to the Company's Form 10-Q, dated November 9, 2012 (File No. 333-114041-07)).

4.13
Collateral Agreement, dated February 11, 2011, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., the Guarantors named therein and Wells Fargo Bank, National Association, as Noteholder Collateral Agent (incorporated by reference from Exhibit 4.24 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.14
Collateral Agreement Supplement, dated as of August 2, 2012, among Foundation Labs by Ply Gem, LLC and Wells Fargo Bank, National Association, as Noteholder Collateral Agent (incorporated by reference from Exhibit 4.7 to the Company's Form 10-Q, dated November 9, 2012 (File No. 333-114041-07)).

4.15
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

4.17
Supplement to U.S. Security Agreement, dated as of August 2, 2012, among Foundation Labs by Ply Gem, LLC and UBS AG, Stamford Branch, as Collateral Agent and Administrative Agent (incorporated by reference from Exhibit 4.8 to the Company's Form 10-Q, dated November 9, 2012 (File No. 333-114041-07)).

4.18
U.S. Guaranty, dated January 26, 2011, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., the domestic Guarantors party thereto, UBS AG, Stamford Branch, as Collateral Agent (incorporated by reference from Exhibit 4.27 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.19
Supplement to U.S. Guaranty, dated as of August 2, 2012, among Foundation Labs by Ply Gem, LLC and UBS AG, Stamford Branch, as Collateral Agent (incorporated by reference from Exhibit 4.9 to the Company's Form 10-Q, dated November 9, 2012 (File No. 333-114041-07)).

4.20
U.S. Intellectual Property Security Agreement, dated January 26, 2011, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., certain domestic Guarantors party thereto and UBS AG, Stamford Branch, as Collateral Agent (incorporated by reference from Exhibit 4.28 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.21
U.S. Intellectual Property Security Agreement, dated March 11, 2011, among Ply Gem Industries, Inc., Ply Gem Holdings, Inc., certain domestic Guarantors party thereto and UBS AG, Stamford Branch, as collateral Agent (incorporated by reference from Exhibit 4.29 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.22
Canadian Security Agreement, dated January 26, 2011, by Ply Gem Canada, Inc. in favor of UBS AG Canada Branch, as Canadian Collateral Agent (incorporated by reference from Exhibit 4.30 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

4.23
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

10.7	*	Ply Gem Prime Holdings, Inc. Long Term Incentive Plan (incorporated by reference from Exhibit 10.7 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.8	*
Form of Performance Unit Award Agreement for Ply Gem Prime Holdings, Inc. Long Term Incentive Plan (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.9	*
Form of Restricted Unit Award Agreement for Ply Gem Prime Holdings, Inc. Long Term Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.10	*
Form of Restricted Stock Award Agreement for Ply Gem Prime Holdings, Inc. Long Term Incentive Plan (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.11
General Advisory Agreement dated as of February 12, 2004, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.12
Amendment No. 1 to Advisory Agreement, dated as of November 6, 2012, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q, dated November 9, 2012 (File No. 333-114041-07)).

10.13
Second Amended and Restated Tax Sharing Agreement dated as of March 17, 2011, and effective as of January 11, 2010, between Ply Gem Prime Holdings, Inc., Ply Gem Holdings, Inc. and Ply Gem Industries, Inc. (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K, dated March 21, 2011 (File No. 333-114041-07)).

10.14
Stock Purchase Agreement, dated as of November 22, 2002, between Alcoa Building Products, Inc., Ply Gem Industries, Inc. and Nortek, Inc. (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-114041)).

10.15	*
Amended and Restated Retention Agreement with John C. Wayne, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.16	*
Letter to John C. Wayne, dated as of December 13, 2011, regarding Renewal of Amended and Restated Retention Agreement(incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.17	*	Letter to John C. Wayne, dated as of December 17, 2012, regarding Renewal of Amended and Restated Retention Agreement.

10.18	*
Amended and Restated Retention Agreement with Lynn Morstad, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.19	*
Letter to Lynn Morstad, dated as of December 13, 2011, regarding Renewal of Amended and Restated Retention Agreement(incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.20	*	Letter to Lynn Morstad, dated as of December 17, 2012, regarding Renewal of Amended and Restated Retention Agreement.

10.21	*	Amended and Restated Rentention Agreement with John Buckley, dated as of December 31, 2008.

10.22	*	Letter to John Buckley, dated as of December 13, 2011, regarding Renewal of Amended and Restated Retention Agreement.

10.23	*	Letter to John Buckley, dated as of December 17, 2012, regarding Renewal of Amended and Restated Retention Agreement.

10.24	*
Amended and Restated Retention Agreement with David Schmoll, dated as of December 31, 2008(incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.25	*
Letter to David Schmoll, dated as of December 13, 2011, regarding Renewal and Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.21 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.26	*	Letter to David Schmoll, dated as of December 17, 2012, regarding Renewal and Amended and Restated Retention Agreement.

10.27	*	Employment Agreement with Gary E. Robinette, dated as of August 14, 2006. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.28	*
First Amendment to Employment Agreement with Gary E. Robinette, dated as of November 11, 2011(incorporated by reference from Exhibit 10.23 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.29	*
Retention Bonus Award letter to Gary E. Robinette, dated as of November 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, dated November 10, 2008 (File No. 333-114041-07)).

10.30	*
Retention Bonus Award Amendment with Gary E. Robinette, dated as of May 27, 2010 (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-167193)).

10.31	*
Retention Bonus Award letter to Gary E. Robinette, dated as of November 11, 2011 (incorporated by reference from Exhibit 10.26 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.32	*
Amended and Restated Retention Agreement with Shawn K. Poe, dated as of November 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, dated November 10, 2008 (File No. 333-114041-07)).

10.33	*
Letter to Shawn K. Poe, dated as of December 13, 2011, regarding Renewal of Amended and Restated Retention Agreement(incorporated by reference from Exhibit 10.28 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.34	*	Letter to Shawn K. Poe, dated as of December 17, 2012, regarding Renewal of Amended and Restated Retention Agreement.

10.35	*	Retention Bonus Award letter to Shawn K. Poe, dated as of November 11, 2011(incorporated by reference from Exhibit 10.29 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.36
Repurchase Agreement, dated as of November 11, 2011, between Gary E. Robinette and Ply Gem Prime Holdings, Inc(incorporated by reference from Exhibit 10.30 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

21.1		List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Company’s Form S-4, dated December 11, 2012 (File No. 333-145386-06)).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Annual Report on Form 10-K for the fiscal year ended December 31, 2012, were formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Balance Sheets; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income (Loss); and (v) Notes to Consolidated Financial Statements. **

* Management Agreement

** In accordance with Rule 406T of Regulation S-T, the XBRL related to information in Exhibit 101 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Exchange Act or otherwise subject to liability of under these section, and shall not be part of any registration statement, prospectus or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
December 31, 2012

(Amounts in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible accounts written off, net of recoveries	Balance at End of Year
Year ended December 31, 2012
Allowance for doubtful accounts and sales allowances............	$3,883	$778	$—	$(1,077)	$3,584

Year ended December 31, 2011
Allowance for doubtful accounts and sales allowances............	$5,294	$1,501	$(24)	$(2,888)	$3,883

Year ended December 31, 2010
Allowance for doubtful accounts and sales allowances…………	$5,467	$3,193	$(43)	$(3,323)	$5,294

See accompanying report of independent registered public accounting firm.