Form 10-Q
period 2013-03-30
PLY GEM HOLDINGS INC
filed 2013-05-10
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013
or
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

As of May 10, 2013, there were 100 shares of common stock, $0.01 par value, outstanding.

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

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED March 30, 2013

CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		48

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

(Amounts in thousands)	For the three months ended
	March 30, 2013	March 31, 2012
Net sales	$257,097	$239,176
Cost of products sold	215,251	196,261
Gross profit	41,846	42,915
Operating expenses:
Selling, general and administrative expenses	38,216	34,993
Amortization of intangible assets	4,202	6,719
Total operating expenses	42,418	41,712
Operating earnings (loss)	(572)	1,203
Foreign currency (loss) gain	(33)	68
Interest expense	(23,668)	(25,056)
Interest income	15	15
Loss before provision for income taxes	(24,258)	(23,770)
Provision for income taxes	3,849	1,872
Net loss	$(28,107)	$(25,642)
Comprehensive loss	$(28,875)	$(24,979)

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	March 30, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$11,162	$27,194
Accounts receivable, less allowances of $3,343 and $3,584, respectively	136,553	115,052
Inventories:
Raw materials	51,626	39,952
Work in process	25,205	20,931
Finished goods	45,879	39,409
Total inventory	122,710	100,292
Prepaid expenses and other current assets	16,061	15,384
Deferred income taxes	5,224	5,172
Total current assets	291,710	263,094
Property and Equipment, at cost:
Land	3,737	3,737
Buildings and improvements	38,422	37,941
Machinery and equipment	299,242	293,275
Total property and equipment	341,401	334,953
Less accumulated depreciation	(241,050)	(235,848)
Total property and equipment, net	100,351	99,105
Other Assets:
Intangible assets, net	90,153	94,356
Goodwill	392,224	392,455
Deferred income taxes	2,871	2,981
Other	28,807	29,859
Total other assets	514,055	519,651
	$906,116	$881,850
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts payable	$79,582	$67,797
Accrued expenses	79,918	93,918
Total current liabilities	159,500	161,715
Deferred income taxes	13,002	10,049
Other long-term liabilities	60,719	60,644
Long-term debt	1,016,256	964,384

Commitments and contingencies

Stockholder's Deficit:
Preferred stock $0.01 par, 100 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 100 shares authorized, issued and outstanding	—	—
Additional paid-in-capital	311,490	311,034
Accumulated deficit	(647,747)	(619,640)
Accumulated other comprehensive loss	(7,104)	(6,336)
Total stockholder's deficit	(343,361)	(314,942)
	$906,116	$881,850

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the three months ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(28,107)	$(25,642)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	9,715	13,317
Non-cash interest expense, net	2,833	2,905
Loss (gain) on foreign currency transactions	33	(68)
Stock based compensation	456	376
Deferred income taxes	3,048	806
(Decrease) increase in tax uncertainty, net of valuation allowance	(206)	862
Other	(8)	(1)
Changes in operating assets and liabilities:
Accounts receivable, net	(21,329)	(22,706)
Inventories	(22,229)	(9,734)
Prepaid expenses and other assets	(511)	(1,365)
Accounts payable	11,697	23,961
Accrued expenses	(13,235)	(19,322)
Cash payments on restructuring liabilities	(539)	—
Other	(1,032)	96
Net cash used in operating activities	(59,414)	(36,515)
Cash flows from investing activities:
Capital expenditures	(6,665)	(3,350)
Proceeds from sale of assets	11	121
Net cash used in investing activities	(6,654)	(3,229)
Cash flows from financing activities:
Proceeds from long-term debt	—	34,000
Net revolver borrowings	50,000	15,000
Debt issuance costs paid	(62)	(866)
Net cash provided by financing activities	49,938	48,134
Impact of exchange rate movements on cash	98	107
Net increase (decrease) in cash and cash equivalents	(16,032)	8,497
Cash and cash equivalents at the beginning of the period	27,194	11,700
Cash and cash equivalents at the end of the period	$11,162	$20,197

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2013.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2012 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2013 through March 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations for the three months ended March 30, 2013 and March 31, 2012, the condensed consolidated statements of cash flows for the three months ended March 30, 2013 and March 31, 2012, and the condensed consolidated balance sheets as of March 30, 2013 and December 31, 2012.

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

Accounting Policies and Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  Such estimates include the allowance for doubtful accounts receivable, rebates, pensions, valuation reserve for inventories, warranty reserves, legal contingencies, assumptions used in the calculation of income taxes, projected cash flows used in the goodwill and intangible asset impairment tests, and environmental accruals and other contingencies.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, and are based on management’s best estimates and judgments.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, foreign currency, litigation risk, and the depressed housing and remodeling markets have combined to increase the uncertainty inherent in such estimates and assumptions.  If different conditions result from those assumptions used in the Company’s judgments, actual results could be materially different from the Company’s estimates.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less and which are readily convertible into cash.

Accounts receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $3.3 million and $3.6 million at March 30, 2013 and December 31, 2012, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of March 30, 2013, the Company had inventory purchase commitments of approximately $50.9 million.

The inventory reserves were approximately $6.2 million at March 30, 2013, decreasing during 2013 by $0.3 million compared to the December 31, 2012 reserve balance of approximately $6.5 million.

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

Intangible Assets, Goodwill and Other Long-lived Assets

Long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company performs undiscounted operating cash flow analysis to determine if impairment exists.  If an impairment is determined to exist, any related impairment loss is calculated based on the asset’s fair value and the discounted cash flow.

The Company tests for long-lived asset impairment at the following asset group levels: (i) Siding, Fencing and Stone (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), and (iii) Ply Gem Canada (formerly known as CWD Windows and Doors, Inc.) in the Windows and Doors segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three months ended March 30, 2013.

Goodwill

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three months ended March 30, 2013 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $22.7 million and $23.6 million as of March 30, 2013 and December 31, 2012, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets. Amortization of debt issuance costs for the three months ended March 30, 2013 and March 31, 2012 was approximately $0.9 million and $1.3 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  Currently, U.S. federal income tax returns are prepared and filed by Ply Gem Prime on behalf of itself, Ply Gem Holdings, and Ply Gem Industries and its U.S. subsidiaries.  The Company has executed a tax sharing agreement with Ply Gem Holdings and Ply Gem Prime pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  The Company's U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  Ply Gem Canada files separate Canadian income tax returns.

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

Foreign Currency

Ply Gem Canada, the Company’s Canadian subsidiary, utilizes the Canadian dollar as its functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at period-end.  Net sales and expenses are translated using average exchange rates in effect during the period.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income or loss in the accompanying condensed consolidated balance sheets.

The Company recorded a loss from foreign currency transactions of approximately $(0.03) million, for the three months ended March 30, 2013, and a gain of approximately $0.1 million for the three months ended March 31, 2012. As of March 30, 2013 and March 31, 2012, accumulated other comprehensive loss included a currency translation adjustment of approximately $(0.8) million and $0.7 million, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-9.375%	$160,000	$174,800	$174,800	$—	$—
Senior Secured Notes-8.25%	840,000	913,500	913,500	—	—
As of March 30, 2013	$1,000,000	$1,088,300	$1,088,300	$—	$—
Liabilities:
Senior Notes-9.375%	$160,000	$170,400	$170,400	$—	$—
Senior Secured Notes-8.25%	840,000	907,200	907,200	—	—
As of December 31, 2012	$1,000,000	$1,077,600	$1,077,600	$—	$—

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.

2.   GOODWILL

The Company records the excess of purchase price over the fair value of the net assets of acquired companies as goodwill or other identifiable intangible assets.  The Company performs an annual test for goodwill impairment at the November month end each year (November 24th for 2012) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company has two reporting units: 1) Siding, Fencing and Stone and 2) Windows and Doors.  Separate valuations are performed for each of these reporting units in order to test for impairment.

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2012 and no impairment indicators which would trigger an interim impairment test during the three months ended March 30, 2013.

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

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimates single family housing starts and the repair and remodeling market's growth rates.  However, there is no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase, or (3) the earnings, book values or projected earnings and cash flows of the Company's reporting units will not decline.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

The reporting unit goodwill balances were as follows as of March 30, 2013 and December 31, 2012:

(Amounts in thousands)
	March 30, 2013	December 31, 2012
Siding, Fencing and Stone	$320,984	$320,984
Windows and Doors	71,240	71,471
	$392,224	$392,455

3.   INTANGIBLE ASSETS, NET

The table that follows presents the major components of intangible assets as of March 30, 2013 and December 31, 2012:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of March 30, 2013:
Patents	14	$12,770	$(8,543)	$4,227
Trademarks/Tradenames	11	85,669	(62,554)	23,115
Customer relationships	13	158,158	(96,071)	62,087
Other		2,647	(1,923)	724
Total intangible assets	13	$259,244	$(169,091)	$90,153

As of December 31, 2012:
Patents	14	$12,770	$(8,308)	$4,462
Trademarks/Tradenames	11	85,669	(61,737)	23,932
Customer relationships	13	158,158	(93,025)	65,133
Other		2,647	(1,818)	829
Total intangible assets	13	$259,244	$(164,888)	$94,356

Estimated amortization expense for the fiscal years 2013 through 2017 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2013 (remainder of year)	$12,475
2014	15,248
2015	14,799
2016	14,156
2017	10,420

4.  COMPREHENSIVE LOSS

Comprehensive loss is comprised of the following:

(Amounts in thousands)	For the three months ended
	March 30, 2013	March 31, 2012
Net loss	$(28,107)	$(25,642)
Foreign currency translation adjustment	(768)	663
Comprehensive loss	$(28,875)	$(24,979)

5.   LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at March 30, 2013 and December 31, 2012 consists of the following:

(Amounts in thousands)
	March 30, 2013	December 31, 2012
Senior secured asset based revolving credit facility	$65,000	$15,000
8.25% Senior secured notes due 2018, net of
unamortized early tender premium and
discount of $39,286 and $40,870, respectively	800,714	799,130
9.375% Senior notes due 2017, net of
unamortized discount of $9,458 and $9,746, respectively	150,542	150,254
	$1,016,256	$964,384

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes due 2018 at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes, and to pay related fees and expenses.  A portion of the early tender premiums and the original unamortized discount on the 11.75% Senior Secured Notes was recorded as a discount on the $800.0 million of 8.25% Senior Secured Notes due 2018 given that the 2011 transaction was predominately accounted for as a loan modification.  On February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (the "Senior Tack-on Notes"). The net proceeds of approximately $32.7 million, after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, have been and will continue to be utilized for general corporate purposes. The additional $40.0 million of 8.25% Senior Secured Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes due 2018. The 8.25% Senior Secured Notes originally issued in February 2011 and the Senior Tack-on Notes issued in February 2012 (collectively, the “8.25% Senior Secured Notes”) will mature on February 15, 2018 and bear interest at the rate of 8.25% per annum.  Interest will be paid semi-annually on February 15 and August 15 of each year.

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

In addition, the Company's stock ownership in the Company's subsidiaries collateralizes the 8.25% Senior Secured Notes to the extent that such equity interests and other securities can secure the 8.25% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission ("SEC"). As of March 30, 2013, no subsidiary's stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of March 30, 2013, the Company’s interest rate on the new ABL Facility was approximately 2.5%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February, and March). The fixed charge coverage ratio is calculated as the ratio of (i) the Company's Adjusted EBITDA, as defined in the credit agreement governing the ABL Facility, less the aggregate amount of capital expenditures less taxes paid or payable in cash to (ii) the Company's interest expense plus certain mandatory principal payments plus restricted payments, each as defined in the credit agreement governing the ABL Facility. Since the inception of the new ABL Facility in 2011, the Company has not been required to meet this fixed charge coverage ratio as the Company's excess availability has exceeded the minimum thresholds.

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

As of March 30, 2013, Ply Gem Industries had approximately $141.1 million of contractual availability and approximately $97.1 million of borrowing base availability under the new ABL Facility, reflecting $65.0 million of borrowings outstanding and approximately $6.4 million of letters of credit and priority payables reserves.

On April 3, 2013, Ply Gem Industries amended its ABL facility. Among other things, the amendment to the ABL Facility: (i) increased the amount of debt that Ply Gem Holdings is permitted to incur under the tax receivables agreement from $65.0 million to $100.0 million subject to the satisfaction of certain conditions, including the Company maintaining excess availability levels, greater than the lesser of (x) 25% of the lesser of the borrowing base and aggregate commitments and (y) $17.5 million, and (ii) modified the change of control definition.

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

Prior to October 15, 2014, Ply Gem Industries may redeem the 9.375% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium. Prior to October 15, 2014, Ply Gem Industries may redeem up to 40% of the aggregate principal amount of the 9.375% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 109.375% of the aggregate principal amount of the 9.375% Senior Notes, plus accrued and unpaid interest, if any, provided that at least 60% of the aggregate principal amount of the 9.375% Senior Notes remains outstanding after the redemption and the redemption occurs within 90 days of the date of the closing of such equity offerings. On or after October 15, 2014, and prior to October 15, 2015, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 9.375% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 103% of the aggregate principal amount of the 9.375% Senior Notes, plus accrued and unpaid interest, if any to the redemption date. On or after October 15, 2015 and prior to October 15, 2016, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 9.375% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 100% of the aggregate principal amount of the 9.375% Senior Notes, plus accrued and unpaid interest, if any to the redemption date. At any time on or after October 15, 2014, Ply Gem Industries may redeem the 9.375% Senior Notes, in whole or in part, at the declining redemption prices set forth in the indenture governing the 9.375% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date.

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

The indenture governing the 9.375% Senior Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries' assets. In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances as defined in the indenture) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00. In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including, but not limited to, debt not to exceed the sum of (a) the greater of (i) $250.0 million and (ii) the borrowing base as of date of such incurrence; purchase money indebtedness in an aggregate amount not to exceed the greater of $35.0 million and 20% of consolidated net tangible assets at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $2.0 million in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million.

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
13.125% Senior Subordinated Notes due 2014

On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its previous 9% Senior Subordinated Notes due 2012 and to pay certain related costs and expenses.  The interest rate on the Senior Subordinated Notes was 13.125% and was paid semi-annually on January 15 and July 15 of each year.

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

6.   PENSION PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended
	March 30, 2013	March 31, 2012
Service cost	$29	$—
Interest cost	440	467
Expected return on plan assets	(513)	(504)
Amortization of loss	234	200
Net periodic benefit expense	$190	$163

7.   COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets of approximately $3.3 million and $3.4 million at March 30, 2013 and December 31, 2012, respectively.  As of March 30, 2013 and December 31, 2012, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million and $0.4 million, respectively, in current liabilities and $2.9 million and $3.0 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	March 30, 2013	December 31, 2012
Product claim liabilities	$146	$218
Multiemployer pension plan withdrawal liability	2,552	2,615
Other	587	578
	$3,285	$3,411

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of March 30, 2013 and December 31, 2012, warranty liabilities of approximately $7.9 million and $8.3 million, respectively, have been recorded in current liabilities and approximately $29.8 million and $29.5 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended
(Amounts in thousands)	March 30, 2013	March 31, 2012
Balance, beginning of period	$37,870	$38,612
Warranty expense during period	2,519	2,570
Settlements made during period	(2,681)	(2,402)
Balance, end of period	$37,708	$38,780

Environmental

In 2011, MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, entered into an Administrative Order on Consent with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), primarily relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property.  During 2011, as part of the Administrative Order on Consent, the Company provided the EPA with a preliminary cost estimate of approximately $1.8 million over the remediation period, which is estimated through 2023.  The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.5 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at March 30, 2013 and December 31, 2012.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities for this subject contamination have been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.   As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.  As of March 30, 2013, no recovery has been recognized on the Company’s condensed consolidated balance sheet but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.
The Company is currently investigating certain assumptions and calculations used in the permit development for the Title V semi-annual monitoring report for our Rocky Mount, Virginia facility air permit. Based on current information, the Company is not aware of any compliance obligations, claims, releases or investigations that will have a material adverse effect on our results of operations, cash flows or financial position. However, there can be no guarantee that previously known or newly-discovered matters or any inability to enforce our available indemnification rights against previous owners of the Company's subsidiaries will not result in material costs or liabilities.

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

The Company reserves for costs associated with claims, as well as incurred but not reported losses (“IBNR”), based on an outside actuarial analysis of its historical claims. These estimates make up a significant portion of the Company's liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in type of claims, claims reporting and resolution patterns, frequency and timing of claims, third party recoveries, estimates of claim values, claims management expenses (including legal fees and expert fees), insurance industry practices, the regulatory environment, and legal precedent. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

Litigation

During 2012 and 2013, the Company incurred increased litigation expense primarily related to the claims discussed below. While the Company believes it has valid defenses to these claims and will vigorously defend these claims, litigation is subject to many uncertainties and there cannot be any assurance that the Company will ultimately prevail or, in the event of an unfavorable outcome or settlement of litigation, that the ultimate liability would not be material and would not have a material adverse effect on the business, results of operations, cash flows or financial position of the Company.

In John Gulbankian and Robert D. Callahan v. MW Manufacturers, Inc., a purported class action filed in March 2010 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's V-Wood windows. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. This action is currently in discovery regarding class certification, and a hearing regarding class certification has been scheduled for October 2013. The Company believes it has valid defenses to this claim, and it will vigorously defend this claim.

In Eric Hartshorn and Bethany Perry v. MW Manufacturers, Inc., a purported class action filed in July 2012 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's Freedom and Freedom 800 windows. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. This action is currently in discovery regarding class certification, and a hearing regarding class certification has not yet been scheduled. The Company believes it has valid defenses to this claim, and it will vigorously defend this claim.

In Anthony Pagliaroni v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by MHE. The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. This action is currently in discovery regarding class certification, and a hearing regarding class certification has not yet been scheduled. The damages sought in this action have not yet been quantified. The Company believes it has valid defenses to this claim, and it will vigorously defend this claim. Deceuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify the Company for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. The Company's ability to seek indemnification from Deceuninck is, however, limited by the terms of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.

In The Muhler Company, Inc. v. Ply Gem Prime Holdings, Inc. et al., a lawsuit filed in April 2011 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, alleges unfair competition and trade practices. The plaintiff seeks a variety of relief, including (i) consequential damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. This action was dismissed by the Court in April 2013 after granting the Company's motion for summary judgment with respect to the federal Lanham Act claims. The plaintiff filed a notice of appeal in May 2013. The damages sought in this action have not yet been quantified. The Company believes it has valid defenses to this claim, and it will vigorously defend this claim.

In Karl Memari v. Ply Gem Prime Holdings, Inc. et al., a purported class action filed in March 2013 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the illegality and/or defects of MW's vinyl clad windows. The plaintiff seeks a variety of relief, including (i) actual and compensatory damages, (ii) punitive damages, and (iii) attorneys' fees and costs of litigation. This action is at a preliminary stage, and the Company believes it has valid defenses to this claim and will vigorously defend this claim.

Other contingencies

The Company is subject to other contingencies, including legal proceedings and claims arising out of its businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, personal injury, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made.

8.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at March 30, 2013 and December 31, 2012:

(Amounts in thousands)	March 30, 2013	December 31, 2012
Insurance	$3,359	$3,499
Employee compensation and benefits	6,278	5,745
Sales and marketing	24,155	23,939
Product warranty	7,915	8,336
Accrued freight	1,655	890
Accrued interest	15,937	30,465
Accrued environmental liability	470	473
Accrued pension	1,141	1,141
Accrued sales returns and discounts	3,071	2,201
Accrued taxes	4,349	3,035
Other	11,588	14,194
	$79,918	$93,918

Other long-term liabilities consist of the following at March 30, 2013 and December 31, 2012:

(Amounts in thousands)	March 30, 2013	December 31, 2012
Insurance	$1,883	$1,593
Pension liabilities	13,817	14,139
Multi-employer pension withdrawal liability	2,552	2,615
Product warranty	29,793	29,534
Long-term product claim liability	146	218
Long-term environmental liability	1,824	1,824
Liabilities for tax uncertainties	3,248	3,454
Other	7,456	7,267
	$60,719	$60,644

Long-term incentive plan

During the year ended December 31, 2011, the Company finalized a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize employees through the downturn in the housing market. During the three months ended March 30, 2013 and March 31, 2012, the Company recognized a LTIP expense of $0.5 million and $0.5 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statement of operations and comprehensive loss. The LTIP liability is $3.3 million and $2.8 million as of March 30, 2013 and December 31, 2012, respectively, of which $0.9 million and $0.0 million has been recorded within other current liabilities and $2.4 million and $2.8 million in other long-term liabilities in the condensed consolidated balance sheets as of March 30, 2013 and December 31, 2012, respectively.

Other liabilities

During the three months ended March 30, 2013 and March 31, 2012, the Company made approximately $0.5 million and $0.0 million, in cash payments on restructuring liabilities, respectively. These payments were for product simplification costs incurred for the Windows and Doors segment.

9.   INCOME TAXES
Effective tax rate and debt transactions
Under FASB Accounting Standards Codification 740-270, “Income Taxes - Interim Reporting,” each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book (loss) income. In addition, we exclude jurisdictions with a projected loss for the year or the year-to-date loss where we cannot recognize a tax benefit from our estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company included certain items treated as discrete events to arrive at an estimated effective tax rate. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods in accordance with ASC 740-720.
For the three months ended March 30, 2013, the Company's estimated effective income tax rate was approximately 16.7%, which varied from the statutory rate primarily due to state income tax expense, valuation allowance, tax contingencies, and foreign income taxes. The effective tax rate including discrete items was 15.9%. The tax expense for the three months ended March 30, 2013 is approximately $3.8 million.
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
Valuation allowance
As of March 30, 2013, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company currently has book goodwill of approximately $19.3 million that is not amortized, which results in a deferred tax liability of approximately $5.5 million at March 30, 2013. Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets. The Company continues to evaluate its ability to realize the net deferred tax assets and its estimates are subject to change.

Tax uncertainties
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company’s state income tax returns are currently under examination by various state taxing authorities. During the three months ended March 30, 2013, the Company decreased its tax contingency reserve by approximately $0.2 million as a result of the effective settlement of a state income tax audit partially offset by additional interest accrued on existing uncertain tax positions.
Other
As of March 30, 2013, the Company has not established U.S. deferred taxes on approximately $21.3 million of unremitted earnings of the Company’s foreign subsidiary, Ply Gem Canada. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.
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

10.   STOCK-BASED COMPENSATION

A rollforward of stock options outstanding during the three months ended March 30, 2013 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2013	524,344	$70.16	5.95
Granted	—	—	—
Forfeited or expired	(1,500)		—
Balance at March 30, 2013	522,844	$70.33	5.70

As of March 30, 2013, 156,994 options were 100% vested.  At March 30, 2013, the Company had approximately $4.2 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.74 years.

Other share-based compensation

Upon completion of each of the Ply Gem acquisition, MW acquisition and Alenco acquisition, certain members of management made a cash contribution to Ply Gem Prime Holdings in exchange for shares of Ply Gem Prime Holdings’ common stock.  Ply Gem Prime is the sole shareholder of Ply Gem Holdings.

A rollforward of Ply Gem Prime’s common stock during the three months ended March 30, 2013 is as follows:

Common Stock
Shares Owned by
Management

Balance at January 1, 2013	454,672
Shares issued	—
Shares repurchased	—
Balance at March 30, 2013	454,672

Restricted stock

During January 2012, the Company issued 600 restricted shares of common stock of Ply Gem Prime to each of three independent members of the Board of Directors.  These shares vested over the 2012 calendar period and the Company expensed these items as compensation expense ratably during 2012. During the three months ended March 31, 2012, the Company expensed $45,000, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive loss.

During December 2012, the Company issued 600 restricted shares of common stock of Ply Gem Prime to each of three independent members of the Board of Directors.  These shares will vest over the 2012 through 2013 twelve month period and the Company is expensing these items ratably over the twelve month period up to the vesting date. During the three months ended March 30, 2013, the Company expensed $45,000, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive loss.

11.   SEGMENT INFORMATION

The Company defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Company has two reportable segments:  1) Siding, Fencing and Stone and 2) Windows and Doors.

The income before income taxes of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses.  Unallocated income and expenses include items which are not directly attributed to or allocated to either of the Company’s reporting segments.  Such items include interest, legal costs, corporate payroll, and unallocated finance, and accounting expenses. Unallocated corporate assets include cash and certain receivables.  Interest expense is presented net of interest income.

Following is a summary of the Company’s segment information:

	For the three months ended
(Amounts in thousands)	March 30, 2013	March 31, 2012
Net sales
Siding, Fencing and Stone	$137,725	$142,787
Windows and Doors	119,372	96,389
	$257,097	$239,176
Operating earnings (loss)
Siding, Fencing and Stone	$17,114	$15,949
Windows and Doors	(12,096)	(10,396)
Unallocated	(5,590)	(4,350)
	$(572)	$1,203

	Total assets as of
	March 30, 2013	December 31, 2012
Total assets
Siding, Fencing and Stone	$586,339	$558,501
Windows and Doors	277,836	271,650
Unallocated	41,941	51,699
	$906,116	$881,850

12.  RELATED PARTY TRANSACTIONS

Under the General Advisory Agreement (the “General Advisory Agreement”) the Company entered into with CI Capital Partners, formerly Caxton-Iseman Capital LLC, CI Capital Partners provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  Under the General Advisory Agreement the Company paid and expensed, as a component of selling, general, and administrative expenses, a management fee of approximately $0.2 million, and $0.3 million, for the three months ended March 30, 2013 and March 31, 2012, respectively.

 During 2012, the Company and CI Capital Partners amended the General Advisory Agreement to, among other things, extend the term for a period of ten years to November 6, 2022. If the General Advisory Agreement is terminated for any reason prior to the end of the initial term, Ply Gem Industries will pay to CI Capital Partners an amount equal to the present value of the annual advisory fees that would have been payable through the end of the term or three years, whichever is less, based on the Company’s cost of funds to borrow amounts under the Company’s senior credit facilities which is estimated to be approximately $18.8 million.

In May 2013, the Company finalized an agreement with the Company's President and Chief Executive officer providing a one-time cash bonus of $1.5 million upon the successful completion of an initial public offering prior to December 31, 2013, subject to his continued employment with the Company through this date. This bonus agreement was made in lieu of any benefits that the President and Chief Executive Officer may have received under the tax receivable agreement.

13.   SUBSEQUENT EVENT

On April 9, 2013, the Company, through its wholly-owned Canadian subsidiary Gienow Canada Inc., acquired Gienow WinDoor Ltd. for consideration of CAD $21 million, subject to certain purchase agreement adjustments, through the purchase of all of the capital stock of Gienow. Immediately subsequent to the acquisition, Gienow WinDoor Ltd. was amalgamated into Gienow Canada Inc. ("Gienow"). Gienow is in the business of manufacturing, distributing, and selling windows, doors, and related products and services to industrial and residential customers in Canada and the United States. Gienow has a manufacturing facility located in Calgary, Alberta, Canada.
On May 6, 2013, Ply Gem entered into a stock purchase agreement for consideration of CAD $82.0 million, subject to certain purchase agreement adjustments, to acquire the capital stock of Mitten Inc., a leading manufacturer of vinyl siding and accessories in Canada.

14.   GUARANTOR/NON-GUARANTOR

The 8.25% Senior Secured Notes and the 9.375% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of March 30, 2013 and December 31, 2012, and for the three months ended March 30, 2013 and March 31, 2012.  The non-guarantor information presented represents our Canadian subsidiary, Ply Gem Canada.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three months ended March 30, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$242,683	$14,414	$—	$257,097
Cost of products sold	—	—	203,890	11,361	—	215,251
Gross profit	—	—	38,793	3,053	—	41,846
Operating expenses:
Selling, general and
administrative expenses	—	5,590	28,727	3,899	—	38,216
Intercompany administrative
charges	—	—	5,969	2,069	(8,038)	—
Amortization of intangible assets	—	—	4,202	—	—	4,202
Total operating expenses	—	5,590	38,898	5,968	(8,038)	42,418
Operating loss	—	(5,590)	(105)	(2,915)	8,038	(572)
Foreign currency loss	—	—	—	(33)	—	(33)
Intercompany interest	—	21,075	(21,075)	—	—	—
Interest expense	—	(23,657)	(11)	—	—	(23,668)
Interest income	—	1	3	11	—	15
Intercompany administrative income	—	8,038	—	—	(8,038)	—
Loss before equity in
subsidiaries' loss	—	(133)	(21,188)	(2,937)	—	(24,258)
Equity in subsidiaries' income (loss)	(28,107)	(27,974)	—	—	56,081	—
Loss before provision
(benefit) for income taxes	(28,107)	(28,107)	(21,188)	(2,937)	56,081	(24,258)
Provision (benefit) for income taxes	—	—	4,644	(795)	—	3,849
Net income (loss)	$(28,107)	$(28,107)	$(25,832)	$(2,142)	$56,081	$(28,107)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(768)	—	(768)
Total comprehensive loss	$(28,107)	$(28,107)	$(25,832)	$(2,910)	$56,081	$(28,875)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
For the three months ended March 31, 2012
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$224,652	$14,524	$—	$239,176
Cost of products sold	—	—	185,067	11,194	—	196,261
Gross profit	—	—	39,585	3,330	—	42,915
Operating expenses:
Selling, general and
administrative expenses	—	4,290	26,936	3,767	—	34,993
Intercompany administrative
charges	—	—	3,034	527	(3,561)	—
Amortization of intangible assets	—	60	6,659	—	—	6,719
Total operating expenses	—	4,350	36,629	4,294	(3,561)	41,712
Operating earnings (loss)	—	(4,350)	2,956	(964)	3,561	1,203
Foreign currency gain	—	—	—	68	—	68
Intercompany interest	—	25,682	(25,682)	—	—	—
Interest expense	—	(25,055)	—	(1)	—	(25,056)
Interest income	—	1	10	4	—	15
Intercompany administrative income	—	3,561	—	—	(3,561)	—
Loss before equity in
subsidiaries' loss	—	(161)	(22,716)	(893)	—	(23,770)
Equity in subsidiaries' income (loss)	(25,642)	(25,481)	—	—	51,123	—
Loss before provision
(benefit) for income taxes	(25,642)	(25,642)	(22,716)	(893)	51,123	(23,770)
Provision (benefit) for income taxes	—	—	2,105	(233)	—	1,872
Net loss	$(25,642)	$(25,642)	$(24,821)	$(660)	$51,123	$(25,642)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	663	—	663
Total comprehensive income (loss)	$(25,642)	$(25,642)	$(24,821)	$3	$51,123	$(24,979)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 30, 2013
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$13,441	$(6,185)	$3,906	$—	$11,162
Accounts receivable, net	—	—	128,107	8,446	—	136,553
Inventories:
Raw materials	—	—	46,542	5,084	—	51,626
Work in process	—	—	24,535	670	—	25,205
Finished goods	—	—	42,769	3,110	—	45,879
Total inventory	—	—	113,846	8,864	—	122,710
Prepaid expenses and other
current assets	—	881	12,760	2,420	—	16,061
Deferred income taxes	—	—	5,166	58	—	5,224
Total current assets	—	14,322	253,694	23,694	—	291,710
Investments in subsidiaries	(343,361)	(195,017)	—	—	538,378	—
Property and Equipment, at cost:
Land	—	—	3,565	172	—	3,737
Buildings and improvements	—	—	36,838	1,584	—	38,422
Machinery and equipment	—	2,498	287,492	9,252	—	299,242
	—	2,498	327,895	11,008	—	341,401
Less accumulated depreciation	—	(995)	(233,601)	(6,454)	—	(241,050)
Total property and equipment, net	—	1,503	94,294	4,554	—	100,351
Other Assets:
Intangible assets, net	—	—	90,153	—	—	90,153
Goodwill	—	—	383,042	9,182	—	392,224
Deferred income taxes	—	—	—	2,871	—	2,871
Intercompany note receivable	—	856,739	—	—	(856,739)	—
Other	—	26,116	2,691	—	—	28,807
Total other assets	—	882,855	475,886	12,053	(856,739)	514,055
	$(343,361)	$703,663	$823,874	$40,301	$(318,361)	$906,116

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$344	$75,052	$4,186	$—	$79,582
Accrued expenses	—	20,425	56,413	3,080	—	79,918
Total current liabilities	—	20,769	131,465	7,266	—	159,500
Deferred income taxes	—	—	13,002	—	—	13,002
Intercompany note payable	—	—	856,739	—	(856,739)	—
Other long-term liabilities	—	9,999	49,823	897	—	60,719
Long-term debt	—	1,016,256	—	—	—	1,016,256
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	—	—	—	—	—	—
Additional paid-in-capital	311,490	311,490	453,289	5,763	(770,542)	311,490
(Accumulated deficit) retained earnings	(647,747)	(647,747)	(680,444)	21,258	1,306,933	(647,747)
Accumulated other
comprehensive income (loss)	(7,104)	(7,104)	—	5,117	1,987	(7,104)
Total stockholder's (deficit) equity	(343,361)	(343,361)	(227,155)	32,138	538,378	(343,361)
	$(343,361)	$703,663	$823,874	$40,301	$(318,361)	$906,116

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$23,332	$(4,307)	$8,169	$—	$27,194
Accounts receivable, net	—	—	107,961	7,091	—	115,052
Inventories:
Raw materials	—	—	35,074	4,878	—	39,952
Work in process	—	—	20,220	711	—	20,931
Finished goods	—	—	35,927	3,482	—	39,409
Total inventory	—	—	91,221	9,071	—	100,292
Prepaid expenses and other
current assets	—	12	13,844	1,528	—	15,384
Deferred income taxes	—	—	5,161	11	—	5,172
Total current assets	—	23,344	213,880	25,870	—	263,094
Investments in subsidiaries	(314,942)	(212,065)	—	—	527,007	—
Property and Equipment, at cost:
Land	—	—	3,565	172	—	3,737
Buildings and improvements	—	—	36,320	1,621	—	37,941
Machinery and equipment	—	2,145	281,885	9,245	—	293,275
	—	2,145	321,770	11,038	—	334,953
Less accumulated depreciation	—	(932)	(228,596)	(6,320)	—	(235,848)
Total property and equipment, net	—	1,213	93,174	4,718	—	99,105
Other Assets:
Intangible assets, net	—	—	94,356	—	—	94,356
Goodwill	—	—	383,042	9,413	—	392,455
Deferred income taxes	—	—	—	2,981	—	2,981
Intercompany note receivable	—	856,739	—	—	(856,739)	—
Other	—	27,142	2,717	—	—	29,859
Total other assets	—	883,881	480,115	12,394	(856,739)	519,651
	$(314,942)	$696,373	$787,169	$42,982	$(329,732)	$881,850

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$254	$63,110	$4,433	$—	$67,797
Accrued expenses	—	32,744	58,547	2,627	—	93,918
Total current liabilities	—	32,998	121,657	7,060	—	161,715
Deferred income taxes	—	—	10,049	—	—	10,049
Intercompany note payable	—	—	856,739	—	(856,739)	—
Other long-term liabilities	—	13,933	45,811	900	—	60,644
Long-term debt	—	964,384	—	—	—	964,384
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	—	—	—	—	—	—
Additional paid-in-capital	311,034	311,034	407,525	5,737	(724,296)	311,034
(Accumulated deficit) retained earnings	(619,640)	(619,640)	(654,612)	23,400	1,250,852	(619,640)
Accumulated other
comprehensive income (loss)	(6,336)	(6,336)	—	5,885	451	(6,336)
Total stockholder's (deficit) equity	(314,942)	(314,942)	(247,087)	35,022	527,007	(314,942)
	$(314,942)	$696,373	$787,169	$42,982	$(329,732)	$881,850

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 30, 2013
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net loss	$(28,107)	$(28,107)	$(25,832)	$(2,142)	$56,081	$(28,107)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization
expense	—	63	9,283	369	—	9,715
Non-cash interest expense, net	—	2,833	—	—	—	2,833
Loss on foreign currency transactions	—	—	—	33	—	33
Stock based compensation	—	456	—	—	—	456
Deferred income taxes	—	—	2,948	100	—	3,048
Reduction in tax uncertainty,
net of valuation allowance	—	—	(206)	—	—	(206)
Equity in subsidiaries' net loss	28,107	27,974	—	—	(56,081)	—
Other	—	—	(8)	—	—	(8)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(20,146)	(1,183)	—	(21,329)
Inventories	—	—	(22,625)	396	—	(22,229)
Prepaid expenses and other
current assets	—	(743)	1,117	(885)	—	(511)
Accounts payable	—	90	11,845	(238)	—	11,697
Accrued expenses	—	(16,253)	2,728	290	—	(13,235)
Cash payments on restructuring liabilities	—	—	(539)	—	—	(539)
Other	—	—	(34)	(998)	—	(1,032)
Net cash used in
operating activities	—	(13,687)	(41,469)	(4,258)	—	(59,414)
Cash flows from investing
activities:
Capital expenditures	—	(352)	(6,210)	(103)	—	(6,665)
Proceeds from sale of assets	—	—	11	—	—	11
Net cash used in
investing activities	—	(352)	(6,199)	(103)	—	(6,654)
Cash flows from financing
activities:
Net revolver payments	—	50,000	—	—	—	50,000
Proceeds from intercompany
investment	—	(45,790)	45,790	—	—	—
Debt issuance costs paid	—	(62)	—	—	—	(62)
Net cash provided by
financing activities	—	4,148	45,790	—	—	49,938
Impact of exchange rate movement
on cash	—	—	—	98	—	98
Net decrease in cash
and cash equivalents	—	(9,891)	(1,878)	(4,263)	—	(16,032)
Cash and cash equivalents at the
beginning of the period	—	23,332	(4,307)	8,169	—	27,194
Cash and cash equivalents at the end
of the period	$—	$13,441	$(6,185)	$3,906	$—	$11,162

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 2012
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net loss	$(25,642)	$(25,642)	$(24,821)	$(660)	$51,123	$(25,642)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization
expense	—	42	13,032	243	—	13,317
Non-cash interest expense, net	—	2,905	—	—	—	2,905
Gain on foreign currency transactions	—	—	—	(68)	—	(68)
Stock based compensation	—	376	—	—	—	376
Deferred income taxes	—	—	835	(29)	—	806
Reduction in tax uncertainty,
net of valuation allowance	—	—	837	25	—	862
Equity in subsidiaries' net loss	25,642	25,481	—	—	(51,123)	—
Other	—	—	2	(3)	—	(1)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(22,689)	(17)	—	(22,706)
Inventories	—	—	(9,993)	259	—	(9,734)
Prepaid expenses and other
current assets	—	(623)	2,013	(2,755)	—	(1,365)
Accounts payable	—	(300)	26,023	(1,762)	—	23,961
Accrued expenses	—	(15,657)	(4,287)	622	—	(19,322)
Other	—	—	3	93	—	96
Net cash used in
operating activities	—	(13,418)	(19,045)	(4,052)	—	(36,515)
Cash flows from investing
activities:
Capital expenditures	—	(296)	(2,869)	(185)	—	(3,350)
Proceeds from sale of assets	—	—	121	—	—	121
Net cash used in
investing activities	—	(296)	(2,748)	(185)	—	(3,229)
Cash flows from financing
activities:
Proceeds from long-term debt	—	34,000	—	—	—	34,000
Net revolver borrowings	—	15,000	—	—	—	15,000
Proceeds from intercompany
investment	—	(25,221)	25,221	—	—	—
Debt issuance costs paid	—	(866)	—	—	—	(866)
Net cash provided by
financing activities	—	22,913	25,221	—	—	48,134
Impact of exchange rate movement
on cash	—	—	—	107	—	107
Net increase (decrease) in cash
and cash equivalents	—	9,199	3,428	(4,130)	—	8,497
Cash and cash equivalents at the
beginning of the period	—	8,578	(3,408)	6,530	—	11,700
Cash and cash equivalents at the end
of the period	$—	$17,777	$20	$2,400	$—	$20,197

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited condensed consolidated financial statements and accompanying notes presented in this Quarterly Report on Form 10-Q should be read in conjunction with information set forth in Ply Gem Holdings’ Annual Report on Form 10-K for the year ended December 31, 2012.  Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements”.  See “Special Note Regarding Forward-Looking Statements.”  As used in this Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our” refer to Ply Gem Holdings and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 54% and 46% of our sales, respectively, for the three months ended March 30, 2013.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Western Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

Ply Gem Holdings was incorporated on January 23, 2004 by CI Capital Partners LLC (“CI Capital Partners”) for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”).  The Ply Gem acquisition was completed on February 12, 2004, for a purchase price, net of cash acquired, of $556.6 million.  Prior to the Ply Gem acquisition, our business was known as the Windows, Doors and Siding division of Nortek, where the business operated as a holding company with a broad set of brands.  Since the Ply Gem acquisition, we have acquired seven additional businesses to complement and expand our product portfolio and geographical diversity.

The following is a summary of Ply Gem’s acquisition history:

•
On August 27, 2004, Ply Gem acquired MWM Holding, Inc. (“MWM Holding”), a manufacturer of vinyl, wood, wood-clad, composite, impact and aluminum windows for a purchase price, net of cash acquired, of $330.9 million.

•
On February 24, 2006, Ply Gem acquired AWC Holding Company and its subsidiaries (collectively, “Alenco”), a manufacturer of aluminum and vinyl windows products for a purchase price, net of cash acquired, of $126.8 million.  This acquisition supported our national window strategy and today operates under common leadership with our other U.S. window businesses.

•
On October 31, 2006, Ply Gem completed the acquisition of Mastic Home Exteriors, Inc. (formerly known as Alcoa Home Exteriors) (“MHE”), a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories for a purchase price, net of cash acquired, of $295.9 million.  MHE is part of our Siding, Fencing and Stone segment and operates under common leadership with our siding business.

•
On September 30, 2007, Ply Gem completed the acquisition of CertainTeed Corporation’s vinyl window and patio door business, which we have named Ply Gem Pacific Windows, a leading manufacturer of premium vinyl windows and patio doors for a purchase price, net of cash acquired, of $36.5 million.

•
On October 31, 2008, Ply Gem acquired substantially all of the assets of Ply Gem Stone (formerly United Stone Veneer), a manufacturer of stone veneer products for a purchase price, note of cash acquired, of $3.6 million.

•
On July 30, 2012, Ply Gem acquired substantially all of the assets of Greendeck Products, LLC, a composite products development company for a purchase price of $1.0 million, subject to certain purchase price adjustments.

•	On April 9, 2013, Ply Gem acquired the capital stock of Gienow WinDoor Ltd., a manufacturer of windows and doors in Western Canada for a purchase price of CAD $21.0 million.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  We periodically evaluate these estimates and judgments based on available information and experience.  Actual results could differ from our estimates under different assumptions and conditions.  If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.  For more information regarding our critical accounting policies and estimates please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 1 to our condensed consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

 Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations included in this report.

	For the three months ended
(Amounts in thousands)	March 30, 2013	March 31, 2012
	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$137,725	$142,787
Windows and Doors	119,372	96,389
Operating earnings (loss)
Siding, Fencing and Stone	17,114	15,949
Windows and Doors	(12,096)	(10,396)
Unallocated	(5,590)	(4,350)
Foreign currency (loss) gain
Windows and Doors	(33)	68
Interest income (expense), net
Siding, Fencing and Stone	(8)	10
Windows and Doors	11	3
Unallocated	(23,656)	(25,054)
Income tax provision
Unallocated	(3,849)	(1,872)

Net loss	$(28,107)	$(25,642)

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	March 30, 2013		March 31, 2012
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$137,725	100.0%	$142,787	100.0%
Gross profit	33,945	24.6%	32,726	22.9%
SG&A expenses	14,682	10.7%	14,705	10.3%
Amortization of intangible assets	2,149	1.6%	2,072	1.5%
Operating earnings	17,114	12.4%	15,949	11.2%

Net sales

Net sales for the three months ended March 30, 2013 decreased $5.1 million or 3.5% compared to the same period in 2012.  We believe the net sales decrease is primarily a result of the adverse weather conditions experienced in the three months ended March 30, 2013 relative to the three months ended March 31, 2012. According to the U.S. National Climatic Data Center, the 2012 winter was the fourth warmest winter for the United States in the last century while the 2013 winter was more severe. The total winter precipitation averaged across the contiguous United States for the first quarter of 2013 was approximately 7.10 inches, which was above the 20th century average. These deteriorating weather conditions produced unfavorable sales conditions for both the new construction market and the repair and remodeling market for the three months ended March 30, 2013 culminating in a net sales decrease of 3.5%. Despite these weather conditions, 2013 single family housing starts, according to the U.S. Census Bureau, were estimated to increase 28.2% in the first quarter of 2013 as compared to the first quarter of 2012. In addition to the previously discussed negative weather impact, we believe the availability of labor to support the increased single family housing starts has increased the lag period, which is the estimated time from the start of the home construction process to when our products are placed onto the home, from approximately 90 days to 120 days, delaying sales of our products for the new construction market by approximately 30 days.

In addition to these new construction industry trends, the repair and remodel market remains soft as the Leading Indicator of Remodeling Activity (“LIRA”) showed no significant remodeling increases in the first quarter of 2013. We believe that big ticket remodeling expenditures have been delayed as a result of weak consumer confidence, poor weather conditions, and lack of availability of home improvement financing alternatives. Combining the strength of demand in the new construction market with the softer market conditions for repair and remodeling products, the Vinyl Siding Institute reported that vinyl siding industry unit shipments decreased 5.4%, while our own vinyl siding unit shipments increased 2.2% for the three months ended March 30, 2013 compared to the three months ended March 31, 2012.

Gross profit

Gross profit for the three months ended March 30, 2013 increased compared to the three months ended March 31, 2012 by approximately $1.2 million or 3.7%.  The gross profit increase was attributable to lower aluminum material costs offset by the 3.5% volume decrease and increasing PVC material costs for the three months ended March 30, 2013 relative to March 31, 2012. According to the London Metal Exchange, the price of aluminum decreased approximately 4.4% for the three months ended March 30, 2013 relative to the three months ended March 31, 2012. Published market prices for PVC resin for the three months ended March 30, 2013 increased 3.3% relative to the three months ended March 31, 2012. In addition to commodity cost fluctuations, we also incurred approximately $0.3 million of negative gross profit associated with manufacturing start-up costs for our new cellular PVC trim board product which we began selling during the three months ended March 30, 2013.

Gross profit as a percentage of sales increased from 22.9% for the three months ended March 31, 2012 to 24.6% for the three months ended March 30, 2013. The 170 basis point increase is attributed to the relationship and timing between our pricing and the commodity cost fluctuations for aluminum and PVC resin.

Selling, general and administrative expenses

SG&A expenses for the three months ended March 30, 2013 decreased from the three months ended March 31, 2012 by approximately $23,000, or 0.2% consistent with the prior year.  As a percentage of net sales, SG&A expenses increased from 10.3% to 10.7% for the three months ended March 30, 2013 relative to the three months ended March 31, 2012 based on the net sales decrease of 3.5% experienced during the first quarter of 2013.

Amortization of intangible assets

Amortization expense for the three months ended March 30, 2013 was consistent with the same period in 2012. Amortization expense as a percentage of net sales was also consistent at approximately 1.6% for the three months ended March 30, 2013 compared to 1.5% for the three months ended March 31, 2012.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	March 30, 2013		March 31, 2012
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$119,372	100.0%	$96,389	100.0%
Gross profit	7,901	6.6%	10,189	10.6%
SG&A expenses	17,944	15.0%	15,998	16.6%
Amortization of intangible assets	2,053	1.7%	4,587	4.8%
Operating loss	(12,096)	(10.1)%	(10,396)	(10.8)%
Currency transaction (loss) gain	(33)	—%	68	0.1%

Net sales

Net sales for the three months ended March 30, 2013 increased $23.0 million or 23.8% from the three months ended March 31, 2012.  The net sales increase was driven by sales gains with new and existing customers and the improving conditions in the U.S. residential new construction market.  According to the U.S. Census Bureau, 2013 single family housing starts were estimated to have increased approximately 28.2% for the first quarter of 2013 as compared to the first quarter of 2012.  Our Windows and Doors segment is highly aligned with the new construction market as opposed to the repair and remodeling market and the significant growth in single family starts translated into significant net sales growth for our US Windows business during the three months ended March 30, 2013. Alternatively, our net sales in Canada were consistent for the three months ended March 30, 2013 as compared to the three months ended March 31, 2012. According to the Canadian Mortgage and Housing Corporation, single family housing starts in Alberta, Canada were estimated to have increased 4.8% in the three months ended March 30, 2013 compared to the three months ended March 31, 2012.

Gross profit

Gross profit for the three months ended March 30, 2013 decreased $2.3 million or 22.5% compared to the three months ended March 31, 2012.  The decrease in gross profit, despite the $23.0 million increase in net sales for the three months ended March 30, 2013, can be attributed to labor inefficiencies and other ramp up costs associated with the 23.8% increase in sales volume with significant net sales growth in certain regional areas for value-priced products. We have experienced significant demand increases for our value-priced products in the new construction market but this demand has not been consistent for our higher priced products or our repair and remodeling products. The demand increase has been focused on the our lower margin products contributing to the gross profit decrease in the first quarter of 2013. In addition, we incurred approximately $1.1 million of higher than normal expense associated with our “enterprise lean” initiative that will streamline our window product offering providing greater manufacturing flexibility in the future. We also incurred approximately $0.8 million of expense associated with the consolidation and start-up of our production facility in Dallas, Texas.

The significant volume growth has required additional labor, manufacturing lines, and shifts to fulfill customer orders in certain markets which requires us to hire and train production employees approximately 90 days in advance of sales, which results in a near-term negative impact on gross profit. Our ability to maximize future gross profit percentages will depend to a great extent on our ability to employ, train, and retain qualified manufacturing personnel with the ability to design, manufacture, and assemble these window products. Given the expected demand growth for the U.S. single family housing, our ability to react to this ever-changing environment will have a direct impact on our future performance. Recognizing this challenge, we initiated the “enterprise lean” initiative that is intended to provide greater manufacturing flexibility in the future.

As a percentage of net sales, gross profit percentage decreased from 10.6% for the three months ended March 31, 2012 to 6.6% for the three months ended March 30, 2013. This 400 basis point decrease is attributed primarily to the increased demand for our value-priced products and from labor inefficiencies associated with the volume growth experienced during the first quarter of 2013.

Selling, general and administrative expenses

SG&A expenses for the three months ended March 30, 2013 increased compared to the three months ended March 31, 2012 by approximately $1.9 million or 12.2%.  The increase in SG&A expenses for the three months ended March 30, 2013 was primarily driven by higher sales and marketing expenses related to the 23.8% increase in sales.

As a percentage of net sales, SG&A expenses decreased from 16.6% of net sales for the three months ended March 31, 2012 to 15.0% for the three months ended March 30, 2013 as we gained leverage on the fixed component of our SG&A expenses in relation to the net sales volume growth experienced in the three months ended March 30, 2013.

Amortization of intangible assets

Amortization expense for the three months ended March 30, 2013 decreased compared to the three months ended March 31, 2012 by approximately $2.5 million or 55.2%. During 2010, we decreased the life of certain trademarks to 3 years as a result of future marketing plans regarding the use of the trademarks. These trademarks were fully amortized at the end of 2012 causing the decrease in amortization expense for the three months ended March 30, 2013 relative to the three months ended March 31, 2012.

As a percentage of net sales, amortization of intangible assets decreased from 4.8% to 1.7% as a result of the full amortization of these trademarks and the 23.8% increase in net sales for the three months ended March 30, 2013.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the three months ended
(Amounts in thousands)	March 30, 2013	March 31, 2012
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expenses	$(5,590)	$(4,290)
Amortization of intangible assets	—	(60)
Operating loss	(5,590)	(4,350)
Interest expense	(23,657)	(25,055)
Interest income	1	1
Provision for income taxes	$(3,849)	$(1,872)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended March 30, 2013 increased by $1.2 million or 28.5% compared to the same period in 2012 due primarily to increases in various personnel costs and certain acquisition costs associated with the Gienow purchase.

Interest expense

Interest expense for the three months ended March 30, 2013 decreased by approximately $1.4 million or 5.6% compared to the same period in 2012.  The decrease was due to the reduction in interest expense from having the 13.125% Senior Subordinated Notes outstanding during the three months ended March 31, 2012 compared to having the 9.375% Senior Notes outstanding during the three months ended March 30, 2013, partially offset by the interest expense associated with having the $40.0 million of Senior Tack-on Notes outstanding for the entire three months ended March 30, 2013 versus a partial period of the three months ended March 31, 2012.

Income taxes

The income tax provision for the three months ended March 30, 2013 increased by approximately $2.0 million compared to the same period in 2012.  Our pre-tax loss for the three months ended March 30, 2013 was approximately $24.3 million compared to a pre-tax loss of $23.8 million for the three months ended March 31, 2012.  For the three months ended March 30, 2013, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense.  Our tax provision for the three months ended March 30, 2013 was primarily due to the combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized.

Liquidity and Capital Resources

During the three months ended March 30, 2013, cash decreased by approximately $16.0 million compared to an increase of approximately $8.5 million during the three months ended March 31, 2012.  The decrease in cash generated was primarily due to increased spending on inventory and reductions in other general working capital metrics.

Our business is seasonal because inclement weather during the winter months reduces the level of building and remodeling activity in both the home repair and remodeling and new home construction sectors, especially in the Northeast and Midwest regions of the United States and Western Canada.  As a result, our liquidity typically increases during the second and third quarters as our ABL Facility borrowing base increases, reaching a peak early in the fourth quarter, and decreases late in the fourth quarter and throughout the first quarter.

Our primary cash needs are for debt service, capital expenditures, and working capital.  As of March 30, 2013, our annual interest charges for debt service, including the ABL Facility, are estimated to be approximately $86.5 million.  We do not have any scheduled debt maturities until 2016.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.4% to 1.6% of net sales on an annual basis.  Given our focus on product innovation and development as well as streamlining certain manufacturing processes, we anticipate that our capital expenditures will be in the range of approximately 2.0% to 2.5% of net sales for the year ending December 31, 2013. Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of March 30, 2013, our purchase commitments for inventory are approximately $50.9 million.  We finance these cash requirements through internally generated cash flow and funds borrowed under the ABL Facility.

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

Our specific cash flow movement for the three months ended March 30, 2013 and March 31, 2012 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the three months ended March 30, 2013 was approximately $59.4 million as compared to approximately $36.5 million used in operations for the three months ended March 31, 2012.  The increase in cash used in operating activities was primarily caused by a higher operating loss of $1.8 million reflecting the competitive landscape, ramp-up costs associated with volume growth, labor inefficiencies, and increased demand for our value-priced products.  In addition to the higher operating loss, we experienced a reduction in working capital metrics primarily impacted by increased inventory levels to support the significant new construction demand growth not fully offset by payables movement.

Cash used in investing activities

Net cash used in investing activities for the three months ended March 30, 2013 and March 31, 2012 was approximately $6.7 million and $3.2 million, respectively, primarily used for capital expenditures on various ongoing capital projects. Capital expenditures for 2013 were higher, at approximately 2.6% of net sales, compared to our historical average of 1.5% due primarily to the Windows and Doors segment purchasing manufacturing equipment and tooling to address the significant volume growth in certain geographical areas. In addition, the Windows and Doors segment continues to incur additional capital expenditures for a product streamlining initiative aimed at optimizing our SKUs while improving certain functionalities across multiple window products. By streamlining product offerings, we will be able to capitalize on operating efficiencies in a recovering U.S. housing market allowing us to produce identical product at multiple facilities throughout the United States.

Cash provided by financing activities

Net cash provided by financing activities for the three months ended March 30, 2013 was approximately $49.9 million, primarily from net revolver borrowings of $50.0 million. Net cash provided by financing activities for the three months ended March 31, 2012 was approximately $48.1 million, primarily from net revolver borrowings of $15.0 million under the ABL Facility and net proceeds of $34.0 million from the Senior Tack-on Notes issued in February 2012.

Our specific debt instruments and terms are described below:

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes due 2018 at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes, and to pay related fees and expenses.  A portion of the early tender premiums and the original unamortized discount on the 11.75% Senior Secured Notes was recorded as a discount on the $800.0 million of 8.25% Senior Secured Notes due 2018 given that the 2011 transaction was predominately accounted for as a loan modification.  On February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (the "Senior Tack-on Notes"). The net proceeds of approximately $32.7 million, after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, have been and will continue to be utilized for general corporate purposes. The additional $40.0 million of 8.25% Senior Secured Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes due 2018. The 8.25% Senior Secured Notes originally issued in February 2011 and the Senior Tack-on Notes issued in February 2012 (collectively, the “8.25% Senior Secured Notes”) will mature on February 15, 2018 and bear interest at the rate of 8.25% per annum.  Interest will be paid semi-annually on February 15 and August 15 of each year.

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

In addition, the Company's stock ownership in the Company's subsidiaries collateralizes the 8.25% Senior Secured Notes to the extent that such equity interests and other securities can secure the 8.25% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission ("SEC"). As of March 30, 2013, no subsidiary's stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

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

Senior Secured Asset Based Revolving Credit Facility due 2016

On January 26, 2011, Ply Gem Industries, Ply Gem Holdings and the subsidiaries of Ply Gem Industries entered into a new ABL Facility.  Ply Gem Industries and Ply Gem Canada used the initial borrowing under the new ABL Facility to repay all of the outstanding indebtedness (including all accrued interest) under the Senior Secured Asset-Based Revolving Credit Facility due 2013.  The new ABL Facility initially provided for revolving credit financing of up to $175.0 million, subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans, and borrowings in Canadian dollars and U.S. dollars by Ply Gem Canada.  In August 2011, we exercised the accordion feature under the new ABL Facility for $37.5 million, or 50% of the eligible accordion, increasing our ABL Facility from $175.0 million to $212.5 million.  Under the terms of the ABL Facility, we have the ability to further increase the revolving commitments up to another $37.5 million to $250.0 million.  Under the amended ABL Facility, $197.5 million is available to Ply Gem Industries and $15.0 million is available to Ply Gem Canada.  All outstanding loans under the new ABL Facility are due and payable in full on January 26, 2016.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of March 30, 2013, the Company’s interest rate on the new ABL Facility was approximately 2.5%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February, and March). The fixed charge coverage ratio is calculated as the ratio of (i) the Company's Adjusted EBITDA, as defined in the credit agreement governing the ABL Facility, less the aggregate amount of capital expenditures less taxes paid or payable in cash to (ii) the Company's interest expense plus certain mandatory principal payments plus restricted payments, each as defined in the credit agreement governing the ABL Facility. Since the inception of the new ABL Facility in 2011, the Company has not been required to meet this fixed charge coverage ratio as the Company's excess availability has exceeded the minimum thresholds.

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

As of March 30, 2013, Ply Gem Industries had approximately $141.1 million of contractual availability and approximately $97.1 million of borrowing base availability under the new ABL Facility, reflecting $65.0 million of borrowings outstanding and approximately $6.4 million of letters of credit and priority payables reserves.

On April 3, 2013, Ply Gem Industries amended its ABL facility. Among other things, the amendment to the ABL Facility: (i) increased the amount of debt that Ply Gem Holdings is permitted to incur under the tax receivables agreement from $65.0 million to $100.0 million subject to the satisfaction of certain conditions, including us maintaining excess availability levels, greater than the lesser of (x) 25% of the lesser of the borrowing base and aggregate commitments and (y) $17.5 million, and (ii) modified the change of control definition.

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

Prior to October 15, 2014, Ply Gem Industries may redeem the 9.375% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium. Prior to October 15, 2014, Ply Gem Industries may redeem up to 40% of the aggregate principal amount of the 9.375% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 109.375% of the aggregate principal amount of the 9.375% Senior Notes, plus accrued and unpaid interest, if any, provided that at least 60% of the aggregate principal amount of the 9.375% Senior Notes remains outstanding after the redemption and the redemption occurs within 90 days of the date of the closing of such equity offerings. On or after October 15, 2014, and prior to October 15, 2015, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 9.375% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 103% of the aggregate principal amount of the 9.375% Senior Notes, plus accrued and unpaid interest, if any to the redemption date. On or after October 15, 2015 and prior to October 15, 2016, Ply Gem Industries may redeem up to 100% of the aggregate principal amount of the 9.375% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 100% of the aggregate principal amount of the 9.375% Senior Notes, plus accrued and unpaid interest, if any to the redemption date. At any time on or after October 15, 2014, Ply Gem Industries may redeem the 9.375% Senior Notes, in whole or in part, at the declining redemption prices set forth in the indenture governing the 9.375% Senior Notes, plus accrued and unpaid interest, if any, to the redemption date.

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

The indenture governing the 9.375% Senior Notes contains certain covenants that limit the ability of Ply Gem Industries and its subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell Ply Gem Industries' assets. In particular, Ply Gem Industries may not incur additional debt (other than permitted debt in limited circumstances as defined in the indenture) unless, after giving effect to such incurrence, the consolidated interest coverage ratio would be at least 2.00 to 1.00. In the absence of satisfying the consolidated interest coverage ratio, Ply Gem Industries may only incur additional debt in limited circumstances, including, but not limited to, debt not to exceed the sum of (a) the greater of (i) $250.0 million and (ii) the borrowing base as of date of such incurrence; purchase money indebtedness in an aggregate amount not to exceed the greater of $35.0 million and 20% of consolidated net tangible assets at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed $30.0 million at any one time outstanding; debt pursuant to a general debt basket in an aggregate amount not to exceed $50.0 million at any one time outstanding; and the refinancing of other debt under certain circumstances. In addition, Ply Gem Industries is limited in its ability to pay dividends or make other distributions to Ply Gem Holdings. Permitted dividends and distributions include those used to redeem equity of officers, directors or employees under certain circumstances, to pay taxes, to pay out-of-pocket costs and expenses in an aggregate amount not to exceed $2.0 million in any calendar year, to pay customary and reasonable costs and expenses of an offering of securities that is not consummated and other dividends or distributions of up to $20.0 million.

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
13.125% Senior Subordinated Notes due 2014

On January 11, 2010, Ply Gem Industries issued $150.0 million of 13.125% Senior Subordinated Notes at an approximate 3.0% discount, yielding proceeds of approximately $145.7 million.  Ply Gem Industries used the proceeds of the offering to redeem approximately $141.2 million aggregate principal amount of its previous 9% Senior Subordinated Notes due 2012 and to pay certain related costs and expenses.  The interest rate on the Senior Subordinated Notes was 13.125% and was paid semi-annually on January 15 and July 15 of each year.

On September 27, 2012, Ply Gem Industries used the net proceeds from the issuance of the 9.375% Senior Notes, together with cash on hand, aggregating $165.4 million, to satisfy and discharge its obligations under the 13.125% Senior Subordinated Notes and the indenture governing the 13.125% Senior Subordinated Notes. In addition, on September 27, 2012, Ply Gem Industries issued a notice of redemption to redeem all of the outstanding 13.125% Senior Subordinated Notes on October 27, 2012 at a redemption price equal to 106.5625% plus accrued and unpaid interest to the redemption date. The $165.4 million deposited with the trustee for the 13.125% Senior Subordinated Notes included a $9.8 million call premium and $5.7 million of accrued interest. On October 27, 2012, we completed the redemption of all $150.0 million principal amount of the 13.125% Senior Subordinated Notes.

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of March 30, 2013, we had cash and cash equivalents of approximately $11.2 million, $141.1 million of contractual availability under the ABL Facility and approximately $97.1 million of borrowing base availability.

In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we have a potential obligation related to certain tax issues of approximately $3.2 million, including interest of approximately $0.9 million.  The timing of the potential tax payments is unknown.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the “Risk Factors” set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other cautionary statements included therein and herein.

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the following:

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  We undertake no obligation to update the forward-looking statements in this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $212.5 million as of March 30, 2013, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility was fully drawn as of March 30, 2013, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.5 million per year.  At March 30, 2013, we were not party to any interest rate swaps to manage our interest rate risk. In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three months ended March 30, 2013, the net impact of foreign currency changes to our results of operations was a loss of approximately $33,000. The impact of foreign currency changes related to translation resulted in a decrease in stockholder’s deficit of approximately $0.8 million for the three months ended March 30, 2013. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At March 30, 2013, we did not have any outstanding foreign currency hedging contracts.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. According to the London Metal Exchange, the price of aluminum decreased approximately 4.4% for the three months ended March 30, 2013 compared to the three months ended March 31, 2012. Conversely, the average market price for PVC resin was estimated to have increased approximately 3.3% for 2013 compared to 2012.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI increase for last twelve months ended March 2013 was approximately 1.5%.

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

Labor force risk
Our manufacturing process is highly engineered but involves manual assembly, fabrication, and manufacturing processes. We believe that our success depends upon our ability to employ, train, and retain qualified personnel with the ability to design, utilize and enhance these services and products. In addition, our ability to expand our operations depends in part on our ability to increase our labor force as the U.S. housing market recovers and minimize labor inefficiencies. A significant increase in the wages paid by competing employers could result in a reduction of our labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our cost structure could increase, our margins could decrease and any growth potential could be impaired. Historically, the Company has believed that the lag period between breaking ground on a new housing start and the utilization of our products on the exterior of a home was 90 days. The Company believes that this labor force risk has expanded the historical 90 day lag period to 120 days or more.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of March 30, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 30, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended March 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 5.     OTHER INFORMATION

During May 2013, the Company entered into a bonus agreement with the President and Chief Executive Officer as described in paragraph 3 of "Note 12- Related Party Transactions" to the condensed consolidated financial statements.

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
101
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 30, 2013, filed on May 10, 2013, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements. **

*  Filed herewith.

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

Date:  May 10, 2013

By:	/s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date:  May 10, 2013

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary