Form 10-Q
period 2013-06-29
PLY GEM HOLDINGS INC
filed 2013-08-13
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013
or
[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

Commission File Number:   001-35930

PLY GEM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	3089	20-0645710
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification No.)

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

As of August 13, 2013, there were 67,120,389 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED June 29, 2013

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	June 29, 2013	June 30, 2012
Net sales	$368,140	$307,289
Cost of products sold	293,880	233,916
Gross profit	74,260	73,373
Operating expenses:
Selling, general and administrative expenses	45,349	35,745
Amortization of intangible assets	4,722	6,742
Initial public offering costs	23,527	—
Total operating expenses	73,598	42,487
Operating earnings	662	30,886
Foreign currency (loss) gain	(346)	96
Interest expense	(24,892)	(25,958)
Interest income	59	39
Tax receivable agreement liability adjustment	(8,143)	—
Loss on modification or extinguishment of debt	(18,948)	—
Income (loss) before benefit for income taxes	(51,608)	5,063
Benefit for income taxes	(731)	(204)
Net income (loss)	$(50,877)	$5,267
Comprehensive income (loss)	$(53,092)	$4,574
Basic and diluted net income (loss) attributable to common shareholders per share	$(0.90)	$0.11
Basic and diluted weighted average shares outstanding	56,345,375	48,962,494

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the six months ended
	June 29, 2013	June 30, 2012
Net sales	$625,237	$546,465
Cost of products sold	509,131	430,177
Gross profit	116,106	116,288
Operating expenses:
Selling, general and administrative expenses	83,565	70,739
Amortization of intangible assets	8,924	13,461
Initial public offering costs	23,527	—
Total operating expenses	116,016	84,200
Operating earnings	90	32,088
Foreign currency (loss) gain	(379)	164
Interest expense	(48,560)	(51,014)
Interest income	74	54
Tax receivable agreement liability adjustment	(8,143)	—
Loss on modification or extinguishment of debt	(18,948)	—
Loss before provision for income taxes	(75,866)	(18,708)
Provision for income taxes	3,118	1,668
Net loss	$(78,984)	$(20,376)
Comprehensive loss	$(81,967)	$(20,405)
Basic and diluted net loss attributable to common shareholders per share	$(1.50)	$(0.42)
Basic and diluted weighted average shares outstanding	52,694,950	48,962,494

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	June 29, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$27,933	$27,194
Accounts receivable, less allowances of $4,849 and $3,584, respectively	212,763	115,052
Inventories:
Raw materials	63,167	39,952
Work in process	23,556	20,931
Finished goods	65,170	39,409
Total inventory	151,893	100,292
Prepaid expenses and other current assets	22,787	15,384
Deferred income taxes	4,349	5,172
Total current assets	419,725	263,094
Property and Equipment, at cost:
Land	4,538	3,737
Buildings and improvements	42,570	37,941
Machinery and equipment	312,862	293,275
Total property and equipment	359,970	334,953
Less accumulated depreciation	(247,174)	(235,848)
Total property and equipment, net	112,796	99,105
Other Assets:
Intangible assets, net	121,149	94,356
Goodwill	420,763	392,455
Deferred income taxes	2,817	2,981
Other	24,764	29,859
Total other assets	569,493	519,651
	$1,102,014	$881,850
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$116,647	$67,797
Accrued expenses	108,658	93,918
Total current liabilities	225,305	161,715
Deferred income taxes	21,499	10,049
Payable to related parties pursuant to tax receivable agreement	35,832	—
Other long-term liabilities	61,771	60,644
Long-term debt	827,793	964,384

Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 and 100 shares authorized, none issued and outstanding, respectively	—	—
Common stock $0.01 par, 250,000,000 and 100 shares authorized, 67,120,389 and 100 issued and outstanding, respectively	671	—
Additional paid-in-capital	729,165	311,034
Accumulated deficit	(790,703)	(619,640)
Accumulated other comprehensive loss	(9,319)	(6,336)
Total stockholders' deficit	(70,186)	(314,942)
	$1,102,014	$881,850

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the six months ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(78,984)	$(20,376)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation and amortization expense	20,886	26,506
Fair-value premium on purchased inventory	883	—
Non-cash interest expense, net	5,878	5,886
Loss (gain) on foreign currency transactions	379	(164)
Loss on modification or extinguishment of debt	18,948	—
Prepaid management fee write off	2,682	—
Stock based compensation	1,005	750
Deferred income taxes	1,702	653
Tax receivable agreement liability adjustment	8,143	—
Increase in tax uncertainty, net of valuation allowance	232	905
Other	(12)	(28)
Changes in operating assets and liabilities:
Accounts receivable, net	(68,174)	(39,485)
Inventories	(23,240)	(8,173)
Prepaid expenses and other current assets	(221)	(1,749)
Accounts payable	18,920	33,839
Accrued expenses	25,332	8,873
Payment of advisory termination fee to affiliate	(18,852)	—
Cash payments on restructuring liabilities	(1,847)	—
Other	(105)	159
Net cash provided by (used in) operating activities	(86,445)	7,596
Cash flows from investing activities:
Capital expenditures	(11,369)	(8,137)
Acquisitions, net of cash acquired	(99,282)	—
Proceeds from sale of assets	24	163
Net cash used in investing activities	(110,627)	(7,974)
Cash flows from financing activities:
Proceeds from long-term debt	—	34,000
Net revolver borrowings	—	(6,000)
Payments on long-term debt	(148,000)	—
Payment of early call premiums	(8,520)	—
Net proceeds from issuance of common stock	353,407	—
Debt issuance costs paid	(62)	(1,021)
Net cash provided by financing activities	196,825	26,979
Impact of exchange rate movements on cash	986	21
Net increase in cash and cash equivalents	739	26,622
Cash and cash equivalents at the beginning of the period	27,194	11,700
Cash and cash equivalents at the end of the period	$27,933	$38,322

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2013.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2012 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2013 through June 29, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

On May 23, 2013, the Company issued 18,157,895 shares of common stock at an initial public offering price of $21.00 per share and received net proceeds of approximately $353.4 million in an initial public offering ("IPO") of its common stock after deducting underwriting discounts and commissions of approximately $25.4 million and offering expenses of approximately $2.5 million. Prior to the IPO, the Company also issued a total of 48,962,494 shares of common stock in connection with the merger of Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”) into Ply Gem Holdings, with Ply Gem Holdings being the surviving entity as discussed further below.

The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations for the three and six months ended June 29, 2013 and June 30, 2012, the condensed consolidated statements of cash flows for the six months ended June 29, 2013 and June 30, 2012, and the condensed consolidated balance sheets as of June 29, 2013 and December 31, 2012.

Ply Gem is a diversified manufacturer of exterior building products, which are sold primarily in the United States and Canada, and include a wide variety of products for the residential and commercial construction, the do-it-yourself and the professional remodeling and renovation markets.  The demand for the Company’s products is seasonal, particularly in the Northeast and Midwest regions of the United States and Canada where inclement weather during the winter months usually reduces the level of building and remodeling activity in both the home repair and remodeling and new home construction sectors.  The Company’s sales are usually lower during the first and fourth quarters.

To a significant extent our performance is dependent upon the levels of home repair and remodeling and new home construction spending, all of which are affected by such factors as interest rates, inflation, consumer confidence, unemployment, and availability of consumer credit.

Initial Public Offering and Related Transactions

In May 2013, the Company issued 18,157,895 shares of common stock at an initial public offering price of $21.00 per share and received gross proceeds of approximately $381.3 million in an IPO of its common stock. The shares began trading on The New York Stock Exchange on May 23, 2013 under the symbol "PGEM". The proceeds were utilized to (i) redeem, repurchase or repay a portion of the Company's outstanding indebtedness under both the 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") and the 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") as well as the Company's senior secured asset based revolving credit facility (the "ABL Facility"), (ii) to pay transaction fees and other expenses and (iii) for general corporate purposes, including to pay the aggregate purchase price for the acquisition of Mitten, Inc. ("Mitten"). Refer to the Long Term Debt footnote for disclosure on the reduction of indebtedness and the Acquisitions footnote for disclosure on the Mitten acquisition.

Immediately prior to the closing of the IPO, Ply Gem Prime merged with and into Ply Gem Holdings, with Ply Gem Holdings being the surviving entity. In the merger, the Company issued a total of 48,962,494 shares of common stock, and all of the preferred stock of Ply Gem Prime (including the subordinated debt of Ply Gem Prime that was converted into preferred stock in connection with the IPO) was converted into a number of shares of the Company's common stock based on the IPO price of the common stock and the liquidation value of and the maximum dividend amount in respect of the preferred stock. This merger resulted in an increase of approximately $92.1 million in accumulated deficit and additional paid-in-capital and an increase in deferred tax assets of $36.3 million with a full valuation allowance for Ply Gem Holdings as reflected in the Company's condensed consolidated balance sheet as of June 29, 2013. This merger had no impact on the Company's condensed consolidated statement of operations for all periods presented.

As a result of the IPO, the Company expensed within operations approximately $23.5 million in costs associated with the offering that were not directly attributable to the securities offered. The following table summarizes these costs for the three and six months ended June 29, 2013.

(Amounts in thousands)
Advisory termination fee to affiliate	$18,852
2013 management fee as of termination	2,682
Other transaction expenses for the IPO	1,993
$23,527

Further, the Company incurred approximately $27.9 million in costs associated with the IPO that have been capitalized within additional paid-in-capital as of June 29, 2013 in the Company's condensed consolidated balance sheet. These costs include underwriter fees along with legal, accounting, printing and other general expenses directly associated with the public offering.

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

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $4.8 million and $3.6 million at June 29, 2013 and December 31, 2012, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of June 29, 2013, the Company had inventory purchase commitments of approximately $24.7 million.

Inventory reserves were approximately $7.6 million at June 29, 2013, increasing during the six months ended June 29, 2013 by $1.1 million compared to the December 31, 2012 reserve balance of approximately $6.5 million.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), (iii) Ply Gem Canada (formerly known as CWD Windows and Doors, Inc.) in the Windows and Doors segment, (iv) Mitten (formerly known as Mitten, Inc.) in the Siding, Fencing and Stone segment, and (v) Gienow Canada inc. ("Gienow")(formerly known as Gienow WinDoor Ltd.) in the Windows and Doors segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three and six months ended June 29, 2013.

Goodwill

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three and six months ended June 29, 2013 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $18.8 million and $23.6 million as of June 29, 2013 and December 31, 2012, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets. Amortization of debt issuance costs for the three months ended June 29, 2013 and June 30, 2012 was approximately $1.0 million and $1.3 million, respectively.  Amortization of debt issuance costs for the six months ended June 29, 2013 and June 30, 2012 was approximately $1.9 million and $2.5 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  As a result of the 2013 Ply Gem Prime and Ply Gem Holdings merger, U.S. federal income tax returns will be prepared and filed by Ply Gem Holdings on behalf of itself, Ply Gem Industries, Inc. (“Ply Gem Industries”), and its U.S. subsidiaries.  The Company has executed a tax sharing agreement with Ply Gem Industries and Ply Gem Holdings pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  The Company along with its U.S. subsidiaries file a consolidated federal income tax return, separate state income tax returns, combined state returns, and unitary state returns.  Ply Gem Canada, Gienow, and Mitten each file separate Canadian federal income tax returns and separate provincial returns.

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

Foreign Currency

Ply Gem Canada, Mitten, and Gienow, the Company’s Canadian subsidiaries, utilize the Canadian dollar as their functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign entities at the exchange rates in effect at period-end.  Net sales and expenses are translated using average exchange rates in effect during the period.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income or loss in the accompanying condensed consolidated balance sheets.

The Company recorded a loss from foreign currency transactions of approximately $(0.3) million, for the three months ended June 29, 2013, and a gain of approximately $0.1 million for the three months ended June 30, 2012. The Company recorded a loss from foreign currency transactions of approximately $(0.4) million for the six months ended June 29, 2013 and a gain of approximately $0.2 million for the six months ended June 30, 2012. As of June 29, 2013 and December 31, 2012, accumulated other comprehensive loss included a currency translation adjustment of approximately $(3.0) million and $0.8 million, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-9.375%	$96,000	$101,520	$101,520	$—	$—
Senior Secured Notes-8.25%	756,000	807,030	807,030	—	—
As of June 29, 2013	$852,000	$908,550	$908,550	$—	$—
Liabilities:
Senior Notes-9.375%	$160,000	$170,400	$170,400	$—	$—
Senior Secured Notes-8.25%	840,000	907,200	907,200	—	—
As of December 31, 2012	$1,000,000	$1,077,600	$1,077,600	$—	$—

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.

Earnings (loss) per common share

Basic earnings (loss) per share ("EPS") is computed based upon weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. Ply Gem Holdings uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.

The Company was in a net loss position for the three and six months ended June 29, 2013 and therefore the impact of stock options and unvested restricted stock were excluded from the computation of dilutive earnings (loss) per share as the inclusion of such amounts would be anti-dilutive.

The computation of the dilutive effect of other potential common shares excluded options and unvested restricted stock representing approximately 1.4 million shares and 0.7 million shares of common stock, respectively, in the three and six months ended June 29, 2013. Under the treasury stock method, the inclusion of these stock awards would have been anti-dilutive.

Prior to the IPO, the Company issued a total of 48,962,494 shares of common stock in connection with the merger of Ply Gem Prime into Ply Gem Holdings. Therefore, for purposes of EPS, the Company had 48,962,494 shares of common stock outstanding for the three and six months ended June 30, 2012. The Company calculated the amounts as net income (loss) divided by the 48,962,494 shares of common stock outstanding for the three and six months ended June 30, 2012. Prior to the IPO, all options and unvested restricted shares were instruments that were exercisable into Ply Gem Prime stock. Subsequently, those options and unvested restricted share grants were converted into Ply Gem Holdings instruments and as such will be treated prospectively from the date of the IPO for the calculation of dilutive earnings (loss) per share.

New Accounting Pronouncements

There are no new accounting pronouncements issued or effective for which the adoption thereof will have a material impact on our consolidated financial statements.

2.   ACQUISITIONS

Gienow

On April 9, 2013, the Company, through its wholly-owned Canadian subsidiary Gienow Canada Inc., acquired Gienow WinDoor Ltd. for $20.4 million, through the purchase of all of the capital stock of Gienow WinDoor Ltd. Immediately subsequent to the acquisition, Gienow WinDoor Ltd. was amalgamated into Gienow Canada Inc. (the surviving entity, "Gienow"). Gienow is in the business of manufacturing, distributing, and selling windows, doors, and related products and services to industrial and residential customers in Canada and the United States. Gienow has a manufacturing facility located in Calgary, Alberta, Canada. The Company accounted for the transaction as a purchase in accordance with the provisions of Accounting Standards Codification 840 Business Combinations, which results in a new valuation for the assets and liabilities of Gienow based upon fair values as of the purchase date.
The purchase price of approximately $20.4 million was allocated to the assets and liabilities based on their fair values. The following is the allocation of the purchase price.

(Amounts in thousands)
Accounts receivable	$11,714
Inventories	6,814
Other current assets	1,118
Property and equipment	4,746
Intangible assets	1,083
Goodwill	6,374
Accounts payable and accrued expenses	(10,041)
Other liabilities	(1,428)
$20,380

The $6.4 million of goodwill was allocated to the Windows and Doors segment for the Company and none of the goodwill is expected to be deductible for tax purposes. As of the acquisition date and as of June 29, 2013, Gienow remains in a full valuation allowance position for income tax purposes.
For the three and six months ended June 29, 2013, Gienow contributed net sales of approximately $23.2 million and a net loss of $0.2 million from the acquisition date (April 9, 2013), which has been included within the Company's condensed consolidated statement of operations and comprehensive income (loss). If the Gienow acquisition would have occurred at the beginning of 2012, the Company's consolidated net sales would have been $649.1 million and $592.8 million for the six months ended June 29, 2013 and June 30, 2012, respectively with a net loss of $81.6 million and $23.5 million for the six months ended June 29, 2013 and June 30, 2012, respectively.
Mitten
On May 31, 2013, Ply Gem completed an acquisition for cash consideration of approximately $78.9 million, subject to certain purchase agreement adjustments, to acquire the capital stock of Mitten, a leading manufacturer and distributor of vinyl siding and accessories in Canada. Mitten is located in Ontario, Canada and therefore the acquisition will expand the Company's presence in Eastern Canada and enable the Company to expand its current distribution of its portfolio of exterior building products to this market for its siding and windows businesses.
Since the transaction was completed on May 31, 2013, the final purchase price remains subject to further adjustment based on purchase accounting adjustments, including the final working capital adjustment. The specific accounts subject to the working capital adjustment include accounts receivable, inventories, other current assets, intangibles, accounts payable, accrued expenses and other liabilities. Therefore, the measurement date remains open as of June 29, 2013 and the preliminary purchase price allocation detailed below is subject to adjustment. The Company anticipates completing these purchase price adjustments during the third quarter of 2013.

The Company accounted for the transaction as a purchase in accordance with the provisions of Accounting Standards Codification 840 Business Combinations, which results in a new valuation for the assets and liabilities of Mitten based upon fair values as of the purchase date.

The purchase price of approximately $78.9 million was allocated to the assets and liabilities based on their fair values. The following is the preliminary allocation of the purchase price.

(Amounts in thousands)
Accounts receivable	$18,393
Inventories	22,592
Other current assets	5,358
Property and equipment	9,279
Other assets	1,096
Intangible assets	35,400
Goodwill	22,423
Accounts payable and accrued expenses	(24,999)
Deferred taxes	(10,640)
$78,902

The $22.4 million of goodwill was assigned to the Siding, Fencing and Stone segment for the Company and none of the goodwill is expected to be deductible for tax purposes.
For the three and six months ended June 29, 2013, Mitten contributed net sales of approximately $14.0 million and a net loss of $0.1 million from the acquisition date (May 31, 2013), which has been included within the Company's condensed consolidated statement of operations and comprehensive income (loss). If the Mitten acquisition would have occurred at the beginning of 2012, the Company's consolidated net sales would have been $676.9 million and $610.7 million for the six months ended June 29, 2013 and June 30, 2012, respectively with a net loss of $79.9 million and $20.2 million for the six months ended June 29, 2013 and June 30, 2012, respectively.

3.   GOODWILL

The Company records the excess of purchase price over the fair value of the net assets of acquired companies as goodwill or other identifiable intangible assets.  The Company performs an annual test for goodwill impairment at the November month end each year (November 24th for 2012) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company has two reporting units: (1) Siding, Fencing and Stone and (2) Windows and Doors.  Separate valuations are performed for each of these reporting units in order to test for impairment.

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2012 and no impairment indicators which would trigger an interim impairment test during the three months ended June 29, 2013.

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

The reporting unit goodwill balances were as follows as of June 29, 2013 and December 31, 2012:

(Amounts in thousands)
	June 29, 2013	December 31, 2012
Siding, Fencing and Stone	$343,599	$320,984
Windows and Doors	77,164	71,471
	$420,763	$392,455

A goodwill rollforward for 2013 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of December 31, 2012
Goodwill	$399,244	$443,211
Accumulated impairment losses	(327,773)	(122,227)
	$71,471	$320,984
Currency translation adjustments	(681)	192
Mitten acquisition	—	22,423
Gienow acquisition	6,374	—
Balance as of June 29, 2013
Goodwill	404,937	465,826
Accumulated impairment losses	(327,773)	(122,227)
	$77,164	$343,599

Refer to the Acquisitions footnote for disclosure on the 2013 Mitten and Gienow acquisitions.

4.   INTANGIBLE ASSETS, NET

The table that follows presents the major components of intangible assets as of June 29, 2013 and December 31, 2012:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of June 29, 2013:
Patents	14	$12,770	$(8,780)	$3,990
Trademarks/Tradenames	10	92,069	(63,496)	28,573
Customer relationships	12	187,178	(99,498)	87,680
Other		2,947	(2,041)	906
Total intangible assets	12	$294,964	$(173,815)	$121,149

As of December 31, 2012:
Patents	14	$12,770	$(8,308)	$4,462
Trademarks/Tradenames	11	85,669	(61,737)	23,932
Customer relationships	13	158,158	(93,025)	65,133
Other		2,647	(1,818)	829
Total intangible assets	13	$259,244	$(164,888)	$94,356

Estimated amortization expense for the fiscal years 2013 through 2017 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2013 (remainder of year)	$10,576
2014	20,803
2015	20,305
2016	19,611
2017	15,826

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

(Amounts in thousands)	For the three months ended		For the six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income (loss)	$(50,877)	$5,267	$(78,984)	$(20,376)
Foreign currency translation adjustment	(2,215)	(693)	(2,983)	(29)
Comprehensive income (loss)	$(53,092)	$4,574	$(81,967)	$(20,405)

6.   LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at June 29, 2013 and December 31, 2012 consists of the following:

(Amounts in thousands)
	June 29, 2013	December 31, 2012
Senior secured asset based revolving credit facility	$15,000	$15,000
8.25% Senior secured notes due 2018, net of
unamortized early tender premium and
discount of $33,877 and $40,870, respectively	722,123	799,130
9.375% Senior notes due 2017, net of
unamortized discount of $5,330 and $9,746, respectively	90,670	150,254
	$827,793	$964,384

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes due 2018 at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes, and to pay related fees and expenses.  A portion of the early tender premiums and the original unamortized discount on the 11.75% Senior Secured Notes was recorded as a discount on the $800.0 million of 8.25% Senior Secured Notes due 2018 given that the 2011 transaction was predominately accounted for as a loan modification.  On February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (the "Senior Tack-on Notes"). The net proceeds of approximately $32.7 million, after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, were utilized for general corporate purposes. The additional $40.0 million of 8.25% Senior Secured Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes due 2018. The 8.25% Senior Secured Notes originally issued in February 2011 and the Senior Tack-on Notes issued in February 2012 (collectively, the “8.25% Senior Secured Notes”) will mature on February 15, 2018 and bear interest at the rate of 8.25% per annum.  Interest will be paid semi-annually on February 15 and August 15 of each year.

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

As a result of the 2013 initial public offering, on June 28, 2013 Ply Gem Industries redeemed $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes at a redemption price equal to 103.000%, plus accrued and unpaid interest thereon of approximately $2.6 million. The call premium for this redemption was approximately $2.5 million. Additionally, the Company expensed approximately $3.8 million of unamortized discount and $1.8 million of unamortized debt issuance costs in connection with this redemption and the related loss on debt extinguishment.

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

In addition, the Company's stock ownership in the Company's subsidiaries collateralizes the 8.25% Senior Secured Notes to the extent that such equity interests and other securities can secure the 8.25% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission ("SEC"). As of June 29, 2013, no subsidiary's stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of June 29, 2013, the Company’s interest rate on the new ABL Facility was approximately 2.5%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February, and March). The fixed charge coverage ratio is calculated as the ratio of (i) the Company's Adjusted EBITDA, as defined in the credit agreement governing the ABL Facility, less the aggregate amount of capital expenditures less taxes paid or payable in cash to (ii) the Company's interest expense plus certain mandatory principal payments plus restricted payments, each as defined in the credit agreement governing the ABL Facility. Since the inception of the new ABL Facility in 2011, the Company has not been required to meet this fixed charge coverage ratio as the Company's excess availability has exceeded the minimum thresholds.

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

As of June 29, 2013, Ply Gem Industries had approximately $191.1 million of contractual availability and approximately $183.1 million of borrowing base availability under the new ABL Facility, reflecting $15.0 million of borrowings outstanding and approximately $6.4 million of letters of credit and priority payables reserves.

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

As a result of the 2013 initial public offering, on June 22, 2013 Ply Gem Industries redeemed $64.0 million aggregate principal amount of the 9.375% Senior Notes at a redemption price equal to 109.375%, plus accrued and unpaid interest thereon, of approximately $1.1 million. The call premium for this redemption was approximately $6.0 million. Additionally, the Company expensed approximately $3.7 million of unamortized discount and $1.2 million of unamortized debt issuance costs in connection with this redemption and the related loss on debt extinguishment.

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

Loss on modification or extinguishment of debt

As a result of the June 28, 2013 redemption of approximately $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes, the Company recorded a loss on debt extinguishment of approximately $8.1 million during the three and six months ended June 29, 2013.

As a result of the June 22, 2013 redemption of approximately $64.0 million aggregate principal amount of the 9.375% Senior Notes, the Company recorded a loss on debt extinguishment of approximately $10.8 million during the three and six months ended June 29, 2013.

Based on these redemptions, the Company recognized a loss on debt extinguishment of approximately $18.9 million and $0 for the three and six months ended June 29, 2013 and June 30, 2012, respectively, as summarized in the table below.

(Amounts in thousands)	For the three and six months ended
	June 29, 2013	June 30, 2012
Loss on debt extinguishment:
Call premium for 8.25% Senior Secured Notes	$(2,520)	$—
8.25% Senior Secured Notes unamortized discount	(3,831)	—
8.25% Senior Secured Notes unamortized debt issuance costs	(1,766)	—
Call premium for 9.375% Senior Notes	(6,000)	—
9.375% Senior Notes unamortized discount	(3,666)	—
9.375% Senior Notes unamortized debt issuance costs	(1,165)	—
Total loss on debt extinguishment	$(18,948)	$—

7.   PENSION PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended		For the six months ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Service cost	$29	$—	$58	$—
Interest cost	440	467	880	934
Expected return on plan assets	(513)	(504)	(1,026)	(1,008)
Amortization of loss	234	200	468	400
Net periodic benefit expense	$190	$163	$380	$326

8.   COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets of approximately $3.2 million and $3.4 million at June 29, 2013 and December 31, 2012, respectively.  As of June 29, 2013 and December 31, 2012, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million and $0.4 million, respectively, in current liabilities and $2.8 million and $3.0 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	June 29, 2013	December 31, 2012
Product claim liabilities	$142	$218
Multiemployer pension plan withdrawal liability	2,449	2,615
Other	583	578
	$3,174	$3,411

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of June 29, 2013 and December 31, 2012, warranty liabilities of approximately $10.7 million and $8.3 million, respectively, have been recorded in current liabilities and approximately $29.8 million and $29.5 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended		For the six months ended
(Amounts in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Balance, beginning of period	$37,708	$38,780	$37,870	$38,612
Acquisitions - Gienow and Mitten	4,675	—	4,675	—
Warranty expense during period	1,851	1,688	4,370	4,258
Settlements made during period	(3,680)	(2,958)	(6,361)	(5,360)
Balance, end of period	$40,554	$37,510	$40,554	$37,510

Environmental

In 2011, MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, entered into an Administrative Order on Consent with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), primarily relating to contamination associated with prior dip tank operations and the associated underground storage tank formerly located at its Rocky Mount, Virginia property.  During 2011, as part of the Administrative Order on Consent, the Company provided the EPA with a preliminary cost estimate of approximately $1.8 million over the remediation period, which is estimated through 2023.  The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.3 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at June 29, 2013 and approximately $0.3 million of this environmental liability within current liabilities and approximately $1.5 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at December 31, 2012.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities for this subject contamination have been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.  As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.  As of June 29, 2013, no recovery has been recognized on the Company’s condensed consolidated balance sheet but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The Company is currently investigating certain assumptions and calculations used in the development of the Title V air permit for our Rocky Mount, Virginia facility, as it appears that it may have unintentionally underreported certain emissions. Based on current information, the Company is not aware of any compliance obligations, claims, releases or investigations that will have a material adverse effect on our results of operations, cash flows or financial position except as otherwise disclosed in the Company's financial statements. However, there can be no guarantee that previously known or newly-discovered matters or any inability to enforce our available indemnification rights against previous owners of the Company's subsidiaries will not result in material costs or liabilities.

Self-insured risks

The Company maintains a broad range of insurance policies which include general liability insurance coverage and workers compensation. These insurance policies protect the Company against a portion of the risk of loss from claims. However, the Company retains a portion of the overall risk for such claims through its self-insured per occurrence and aggregate retentions, deductibles, and claims in excess of available insurance policy limits. The Company's general liability insurance includes coverage for certain damages arising out of product design and manufacturing defects. The Company's insurance coverage is generally subject to a per occurrence retention.

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

In John Gulbankian and Robert D. Callahan v. MW Manufacturers, Inc., a purported class action filed in March 2010 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's V-Wood windows. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. This action is currently in discovery regarding class certification, and the hearing regarding class certification has been postponed. The Company believes it has valid defenses to this claim, and it will vigorously defend this claim.

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

In The Muhler Company, Inc. v. Ply Gem Prime Holdings, Inc. et al., a lawsuit filed in April 2011 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, alleges unfair competition and trade practices. The plaintiff seeks a variety of relief, including (i) consequential damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. This action was dismissed by the Court in April 2013 after granting the Company's motion for summary judgment with respect to the federal Lanham Act claims. The plaintiff filed a notice of appeal in May 2013. The plaintiff refiled the state unfair competition and trade practices claims in a separate lawsuit in South Carolina state court in May 2013. This lawsuit was removed to the United States District Court for the District of South Carolina, Charleston Division. The damages sought in these actions have not yet been quantified. The Company believes it has valid defenses to these claims, and it will vigorously defend these claims.

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

9.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at June 29, 2013 and December 31, 2012:

(Amounts in thousands)	June 29, 2013	December 31, 2012
Insurance	$3,585	$3,499
Employee compensation and benefits	8,353	5,745
Sales and marketing	34,314	23,939
Product warranty	10,748	8,336
Accrued freight	1,860	890
Accrued interest	24,824	30,465
Accrued environmental liability	465	473
Accrued pension	623	1,141
Accrued sales returns and discounts	3,722	2,201
Accrued taxes	5,080	3,035
Other	15,084	14,194
	$108,658	$93,918

Other long-term liabilities consist of the following at June 29, 2013 and December 31, 2012:

(Amounts in thousands)	June 29, 2013	December 31, 2012
Insurance	$1,973	$1,593
Pension liabilities	14,005	14,139
Multi-employer pension withdrawal liability	2,449	2,615
Product warranty	29,806	29,534
Long-term product claim liability	142	218
Long-term environmental liability	1,648	1,824
Liabilities for tax uncertainties	3,686	3,454
Other	8,062	7,267
	$61,771	$60,644

Long-term incentive plan

During the year ended December 31, 2011, the Company finalized a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize employees through the downturn in the housing market. During the three months ended June 29, 2013 and June 30, 2012, the Company recognized a LTIP expense of $0.5 million and $0.5 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss). During the six months ended June 29, 2013 and June 30, 2012, the Company recognized a LTIP expense of $0.9 million and $0.9 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss). The LTIP liability is $3.3 million and $2.8 million as of June 29, 2013 and December 31, 2012, respectively, of which $0.9 million and $0.0 million has been recorded within other current liabilities and $2.4 million and $2.8 million in other long-term liabilities in the condensed consolidated balance sheets as of June 29, 2013 and December 31, 2012, respectively.

Other liabilities

During the three months ended June 29, 2013 and June 30, 2012, the Company made approximately $1.3 million and $0.0 million, in cash payments on restructuring liabilities, respectively. During the six months ended June 29, 2013 and June 30, 2012, the Company made approximately $1.8 million and $0.0 million, in cash payments on restructuring liabilities, respectively. These payments were for product simplification costs incurred for the Windows and Doors segment.

10.   INCOME TAXES
Effective tax rate and debt transactions
Under FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book (loss) income. In addition, we exclude jurisdictions with a projected loss for the year or the year-to-date loss where we cannot recognize a tax benefit from our estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company includes certain items treated as discrete events to arrive at an estimated effective tax rate. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods in accordance with ASC 740-720.

For the six months ended June 29, 2013, the Company's estimated effective income tax rate was approximately 3.9%, which varied from the statutory rate primarily due to state income tax expense, valuation allowance, tax contingencies, and foreign income taxes. The effective tax rate including discrete items was 4.1%. The tax expense for the six months ended June 29, 2013 is approximately $3.1 million.
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

Valuation allowance
As of June 29, 2013, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. In addition, Gienow, which was acquired in April 2013, has a full valuation allowance provided against its deferred tax assets. Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company currently has book goodwill of approximately $19.3 million that is not amortized, which results in a deferred tax liability of approximately $5.5 million at June 29, 2013. Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets. The Company continues to evaluate its ability to realize the net deferred tax assets and its estimates are subject to change.

Tax uncertainties
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company’s state income tax returns are currently under examination by various state taxing authorities. During the three months ended June 29, 2013, the Company increased its tax contingency reserve by approximately $0.5 million for additional reserves on a new uncertain tax position and interest accrued on existing uncertain tax positions. During the six months ended June 29, 2013, the Company increased its tax contingency reserve by approximately $0.2 million as a result of a new uncertain tax position and additional interest accrued on existing uncertain tax positions partially offset by the effective settlement of a state income tax audit.

Tax Receivable Agreement
On May 22, 2013, the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with PG ITR Holdco, L.P. (the “Tax Receivable Entity”). The Tax Receivable Agreement generally provides for the payment by the Company to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes in periods ending after the IPO as a result of (i) net operating loss ("NOL") carryovers from periods (or portions thereof) ending before January 1, 2013, (ii) deductible expenses attributable to the transactions related to the IPO and (iii) deductions related to imputed interest deemed to be paid by the Company as a result of or attributable to payments under the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such benefits have been utilized or expired. The Company will retain the benefit of the remaining 15% of these tax savings. The Tax Receivable Agreement will obligate the Company to make payments to the Tax Receivable Entity generally equal to 85% of the applicable cash savings that is actually realized as a result of NOL carryovers once the tax returns are filed for that respective tax year.

The Company estimates that the total amount of payments under the Tax Receivable Agreement will be approximately $100.0 million assuming no material changes in the relevant tax law, that the Company earns sufficient taxable income to utilize the net operating loss carrying forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability. As of June 29, 2013, the Company estimates that the potential Tax Receivable Agreement liability associated with the NOL carryovers amounted to approximately $89.1 million with the remaining $10.9 million estimated for the deductible expenses associated with the initial public offering.

As of June 29, 2013, the Company had a liability of $35.8 million for the amount due pursuant to the Tax Receivable Agreement of which approximately $27.7 million related to projected NOL carryovers which was recognized at the inception of the Tax Receivable Agreement with a corresponding reduction to additional paid-in-capital in the Company's condensed consolidated balance sheets. The remaining $8.1 million liability was expensed in the Company's condensed consolidated statement of operations and comprehensive income (loss) for the three and six months ended June 29, 2013 for the IPO deductible expenses occurring during the quarter ended June 29, 2013. This $35.8 million liability was recorded as a noncurrent liability as the amount will not be paid in cash within the next 12 months.

Other
As of June 29, 2013, the Company has not established U.S. deferred taxes on approximately $20.6 million of unremitted earnings of the Company’s foreign subsidiary, Ply Gem Canada. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.
On December 23, 2011, the U.S. Treasury Department issued comprehensive temporary and proposed regulations addressing the treatment of expenditures related to tangible property for tax purposes. The Company has begun to evaluate the changes necessary to comply with the regulations and the related administrative procedures and is not currently aware of any adjustments that would be material to the Company’s condensed consolidated financial statements.

11.   STOCK-BASED COMPENSATION

A rollforward of stock options outstanding during the six months ended June 29, 2013 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2013	3,395,722	$10.83	5.95
Granted	—	—	—
Forfeited or expired	(9,714)		—
Balance at June 29, 2013	3,386,008	$10.86	5.45

In connection with the merger in conjunction with the IPO, options to purchase shares of common stock of Ply Gem Prime were converted into 3,386,008 options to purchase shares of Ply Gem Holdings common stock with adjustments to the per share exercise prices.

As of June 29, 2013, 1,016,714 options were 100% vested.  At June 29, 2013, the Company had approximately $3.7 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.53 years.

Restricted stock

During January 2012, the Company issued 3,886 restricted shares of common stock to each of three independent members of the Board of Directors.  These shares vested over the 2012 calendar period and the Company expensed these items as compensation expense ratably during 2012. During the three and six months ended June 30, 2012, the Company expensed $45,000 and $90,000, respectively, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

During December 2012, the Company issued 3,886 restricted shares of common stock to each of three independent members of the Board of Directors.  These shares will vest over the 2012 through 2013 twelve month period and the Company is expensing these items ratably over the twelve month period up to the vesting date. During the three and six months ended June 29, 2013, the Company expensed $45,000 and $90,000, respectively, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive loss.

12.   SEGMENT INFORMATION

The Company defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Company has two reportable segments:  (1) Siding, Fencing and Stone and (2) Windows and Doors.

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

Following is a summary of the Company’s segment information:

	For the three months ended		For the six months ended
(Amounts in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net sales
Siding, Fencing and Stone	$199,191	$188,518	$336,796	$331,305
Windows and Doors	168,949	118,771	288,441	215,160
	$368,140	$307,289	$625,237	$546,465
Operating earnings (loss)
Siding, Fencing and Stone	$36,437	$38,122	$54,246	$54,080
Windows and Doors	(6,125)	(2,855)	(18,913)	(13,248)
Unallocated	(29,650)	(4,381)	(35,243)	(8,744)
	$662	$30,886	$90	$32,088

	Total assets as of
	June 29, 2013	December 31, 2012
Total assets
Siding, Fencing and Stone	$726,422	$558,501
Windows and Doors	324,449	271,650
Unallocated	51,143	51,699
	$1,102,014	$881,850

13.  RELATED PARTY TRANSACTIONS

Under the General Advisory Agreement (the “General Advisory Agreement”) the Company entered into with CI Capital Partners LLC (“CI Capital Partners”), formerly Caxton-Iseman Capital LLC, CI Capital Partners provided the Company with acquisition and financial advisory services as the Board of Directors reasonably requested.  Under the General Advisory Agreement the Company paid and expensed, as a component of selling, general, and administrative expenses, a management fee of approximately $0.2 million, and $0.9 million, for the three months ended June 29, 2013 and June 30, 2012, respectively, and approximately $0.4 million, and $1.2 million, for the six months ended June 29, 2013 and June 30, 2012, respectively.

During 2012, the Company and CI Capital Partners amended the General Advisory Agreement to, among other things, extend the term for a period of ten years to November 6, 2022. In connection with the IPO in May 2013, the General Advisory Agreement was terminated prior to the end of the initial term, as such, Ply Gem Industries paid to CI Capital Partners an amount equal to the present value of the annual advisory fees that would have been payable for three years, based on the Company’s cost of funds to borrow amounts under the Company’s senior credit facilities. This payment of approximately $18.9 million was made in May 2013 and was expensed within initial public offering costs in the condensed consolidated statement of operations and comprehensive income (loss). The Company also expensed approximately $2.7 million of the 2013 capitalized advisory fees paid to CI Capital Partners as a result of the termination within initial public offering costs in the condensed consolidated statement of operations and comprehensive income (loss). The Company also paid CI Capital Partners approximately $0.4 million for advisory services in connection with the Gienow acquisition during the three months ended June 29, 2013 and this amount was expensed within selling, general, and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss).

In May 2013, the Company finalized an agreement with the Company's President and Chief Executive officer providing a one-time cash bonus of $1.5 million upon the successful completion of an IPO prior to December 31, 2013, subject to his continued employment with the Company through this date. This bonus agreement was made in lieu of any benefits that the President and Chief Executive Officer may have received under the Tax Receivable Agreement and was paid during May 2013 and expensed within initial public offering costs in the condensed consolidated statement of operations and comprehensive income (loss).

14.   GUARANTOR/NON-GUARANTOR

The 8.25% Senior Secured Notes and the 9.375% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of June 29, 2013 and December 31, 2012, and for the three and six months ended June 29, 2013 and June 30, 2012.  The non-guarantor information presented represents our Canadian subsidiaries: Ply Gem Canada, Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended June 29, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$313,297	$54,843	$—	$368,140
Cost of products sold	—	—	252,262	41,618	—	293,880
Gross profit	—	—	61,035	13,225	—	74,260
Operating expenses:
Selling, general and
administrative expenses	—	6,123	27,655	11,571	—	45,349
Intercompany administrative
charges	—	—	4,930	1,037	(5,967)	—
Amortization of intangible assets	—	—	4,206	516	—	4,722
Initial public offering costs	—	23,527	—	—	—	23,527
Total operating expenses	—	29,650	36,791	13,124	(5,967)	73,598
Operating earnings (loss)	—	(29,650)	24,244	101	5,967	662
Foreign currency loss	—	—	—	(346)	—	(346)
Intercompany interest	—	21,075	(20,648)	(427)	—	—
Interest expense	—	(24,856)	(8)	(28)	—	(24,892)
Interest income	—	4	13	42	—	59
Tax receivable agreement liability adjustment	—	(8,143)	—	—	—	(8,143)
Loss on modification or
extinguishment of debt	—	(18,948)	—	—	—	(18,948)
Intercompany administrative income	—	5,967	—	—	(5,967)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(54,551)	3,601	(658)	—	(51,608)
Equity in subsidiaries' income (loss)	(50,877)	3,674	—	—	47,203	—
Income (loss) before
benefit for income taxes	(50,877)	(50,877)	3,601	(658)	47,203	(51,608)
Benefit for income taxes	—	—	(654)	(77)	—	(731)
Net income (loss)	$(50,877)	$(50,877)	$4,255	$(581)	$47,203	$(50,877)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(2,215)	—	(2,215)
Total comprehensive income (loss)	$(50,877)	$(50,877)	$4,255	$(2,796)	$47,203	$(53,092)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended June 30, 2012
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$289,324	$17,965	$—	$307,289
Cost of products sold	—	—	220,795	13,121	—	233,916
Gross profit	—	—	68,529	4,844	—	73,373
Operating expenses:
Selling, general and
administrative expenses	—	4,297	27,788	3,660	—	35,745
Intercompany administrative
charges	—	—	3,905	805	(4,710)	—
Amortization of intangible assets	—	84	6,658	—	—	6,742
Total operating expenses	—	4,381	38,351	4,465	(4,710)	42,487
Operating earnings (loss)	—	(4,381)	30,178	379	4,710	30,886
Foreign currency gain	—	—	—	96	—	96
Intercompany interest	—	25,684	(25,684)	—	—	—
Interest expense	—	(25,957)	—	(1)	—	(25,958)
Interest income	—	1	36	2	—	39
Intercompany administrative income	—	4,710	—	—	(4,710)	—
Loss before equity in
subsidiaries' income	—	57	4,530	476	—	5,063
Equity in subsidiaries' income	5,267	5,210	—	—	(10,477)	—
Loss before provision
(benefit) for income taxes	5,267	5,267	4,530	476	(10,477)	5,063
Provision (benefit) for income taxes	—	—	(314)	110	—	(204)
Net income	$5,267	$5,267	$4,844	$366	$(10,477)	$5,267

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(693)	—	(693)
Total comprehensive income (loss)	$5,267	$5,267	$4,844	$(327)	$(10,477)	$4,574

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 29, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$555,980	$69,257	$—	$625,237
Cost of products sold	—	—	456,152	52,979	—	509,131
Gross profit	—	—	99,828	16,278	—	116,106
Operating expenses:
Selling, general and
administrative expenses	—	11,716	56,318	15,531	—	83,565
Intercompany administrative
charges	—	—	10,899	3,106	(14,005)	—
Amortization of intangible assets	—	—	8,408	516	—	8,924
Initial public offering costs	—	23,527	—	—	—	23,527
Total operating expenses	—	35,243	75,625	19,153	(14,005)	116,016
Operating earnings (loss)	—	(35,243)	24,203	(2,875)	14,005	90
Foreign currency loss	—	—	—	(379)	—	(379)
Intercompany interest	—	42,150	(41,690)	(460)	—	—
Interest expense	—	(48,513)	(19)	(28)	—	(48,560)
Interest income	—	5	16	53	—	74
Tax receivable agreement liability adjustment	—	(8,143)	—	—	—	(8,143)
Loss on modification or
extinguishment of debt	—	(18,948)	—	—	—	(18,948)
Intercompany administrative income	—	14,005	—	—	(14,005)	—
Loss before equity in
subsidiaries' loss	—	(54,687)	(17,490)	(3,689)	—	(75,866)
Equity in subsidiaries' loss	(78,984)	(24,297)	—	—	103,281	—
Loss before provision
(benefit) for income taxes	(78,984)	(78,984)	(17,490)	(3,689)	103,281	(75,866)
Provision (benefit) for income taxes	—	—	3,990	(872)	—	3,118
Net loss	$(78,984)	$(78,984)	$(21,480)	$(2,817)	$103,281	$(78,984)

Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(2,983)	—	(2,983)
Total comprehensive loss	$(78,984)	$(78,984)	$(21,480)	$(5,800)	$103,281	$(81,967)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 30, 2012
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$513,976	$32,489	$—	$546,465
Cost of products sold	—	—	405,862	24,315	—	430,177
Gross profit	—	—	108,114	8,174	—	116,288
Operating expenses:
Selling, general and
administrative expenses	—	8,600	54,569	7,570	—	70,739
Intercompany administrative
charges	—	—	6,939	1,332	(8,271)	—
Amortization of intangible assets	—	144	13,317	—	—	13,461
Total operating expenses	—	8,744	74,825	8,902	(8,271)	84,200
Operating earnings (loss)	—	(8,744)	33,289	(728)	8,271	32,088
Foreign currency gain	—	—	—	164	—	164
Intercompany interest	—	51,366	(51,366)	—	—	—
Interest expense	—	(51,012)	—	(2)	—	(51,014)
Interest income	—	2	46	6	—	54
Intercompany administrative income	—	8,271	—	—	(8,271)	—
Loss before equity in
subsidiaries' loss	—	(117)	(18,031)	(560)	—	(18,708)
Equity in subsidiaries' loss	(20,376)	(20,259)	—	—	40,635	—
Loss before provision
(benefit) for income taxes	(20,376)	(20,376)	(18,031)	(560)	40,635	(18,708)
Provision (benefit) for income taxes	—	—	1,789	(121)	—	1,668
Net loss	$(20,376)	$(20,376)	$(19,820)	$(439)	$40,635	$(20,376)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(29)	—	(29)
Total comprehensive loss	$(20,376)	$(20,376)	$(19,820)	$(468)	$40,635	$(20,405)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 29, 2013
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$26,638	$(2,673)	$3,968	$—	$27,933
Accounts receivable, net	—	—	171,824	40,939	—	212,763
Inventories:
Raw materials	—	—	50,888	12,279	—	63,167
Work in process	—	—	21,918	1,638	—	23,556
Finished goods	—	—	42,432	22,738	—	65,170
Total inventory	—	—	115,238	36,655	—	151,893
Prepaid expenses and other
current assets	—	529	12,732	9,526	—	22,787
Deferred income taxes	—	—	4,337	12	—	4,349
Total current assets	—	27,167	301,458	91,100	—	419,725
Investments in subsidiaries	(70,186)	(176,303)	—	—	246,489	—
Property and Equipment, at cost:
Land	—	—	3,565	973	—	4,538
Buildings and improvements	—	—	36,921	5,649	—	42,570
Machinery and equipment	—	3,017	291,959	17,886	—	312,862
	—	3,017	332,445	24,508	—	359,970
Less accumulated depreciation	—	(1,111)	(239,219)	(6,844)	—	(247,174)
Total property and equipment, net	—	1,906	93,226	17,664	—	112,796
Other Assets:
Intangible assets, net	—	—	85,947	35,202	—	121,149
Goodwill	—	—	383,042	37,721	—	420,763
Deferred income taxes	—	—	—	2,817	—	2,817
Intercompany note receivable	—	959,948	—	—	(959,948)	—
Other	—	22,070	2,694	—	—	24,764
Total other assets	—	982,018	471,683	75,740	(959,948)	569,493
	$(70,186)	$834,788	$866,367	$184,504	$(713,459)	$1,102,014

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$933	$89,538	$26,176	$—	$116,647
Accrued expenses	—	29,489	63,811	15,358	—	108,658
Total current liabilities	—	30,422	153,349	41,534	—	225,305
Deferred income taxes	—	—	11,129	10,370	—	21,499
Intercompany note payable	—	—	861,257	98,691	(959,948)	—
Payable to related parties pursuant to
tax receivable agreement	—	35,832	—	—	—	35,832
Other long-term liabilities	—	10,927	48,095	2,749	—	61,771
Long-term debt	—	827,793	—	—	—	827,793
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	671	671	—	—	(671)	671
Additional paid-in-capital	729,165	729,165	468,629	7,675	(1,205,469)	729,165
(Accumulated deficit) retained earnings	(790,703)	(790,703)	(676,092)	20,583	1,446,212	(790,703)
Accumulated other
comprehensive income (loss)	(9,319)	(9,319)	—	2,902	6,417	(9,319)
Total stockholders' (deficit) equity	(70,186)	(70,186)	(207,463)	31,160	246,489	(70,186)
	$(70,186)	$834,788	$866,367	$184,504	$(713,459)	$1,102,014

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$23,332	$(4,307)	$8,169	$—	$27,194
Accounts receivable, net	—	—	107,961	7,091	—	115,052
Inventories:
Raw materials	—	—	35,074	4,878	—	39,952
Work in process	—	—	20,220	711	—	20,931
Finished goods	—	—	35,927	3,482	—	39,409
Total inventory	—	—	91,221	9,071	—	100,292
Prepaid expenses and other
current assets	—	12	13,844	1,528	—	15,384
Deferred income taxes	—	—	5,161	11	—	5,172
Total current assets	—	23,344	213,880	25,870	—	263,094
Investments in subsidiaries	(314,942)	(212,065)	—	—	527,007	—
Property and Equipment, at cost:
Land	—	—	3,565	172	—	3,737
Buildings and improvements	—	—	36,320	1,621	—	37,941
Machinery and equipment	—	2,145	281,885	9,245	—	293,275
	—	2,145	321,770	11,038	—	334,953
Less accumulated depreciation	—	(932)	(228,596)	(6,320)	—	(235,848)
Total property and equipment, net	—	1,213	93,174	4,718	—	99,105
Other Assets:
Intangible assets, net	—	—	94,356	—	—	94,356
Goodwill	—	—	383,042	9,413	—	392,455
Deferred income taxes	—	—	—	2,981	—	2,981
Intercompany note receivable	—	856,739	—	—	(856,739)	—
Other	—	27,142	2,717	—	—	29,859
Total other assets	—	883,881	480,115	12,394	(856,739)	519,651
	$(314,942)	$696,373	$787,169	$42,982	$(329,732)	$881,850

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$254	$63,110	$4,433	$—	$67,797
Accrued expenses	—	32,744	58,547	2,627	—	93,918
Total current liabilities	—	32,998	121,657	7,060	—	161,715
Deferred income taxes	—	—	10,049	—	—	10,049
Intercompany note payable	—	—	856,739	—	(856,739)	—
Other long-term liabilities	—	13,933	45,811	900	—	60,644
Long-term debt	—	964,384	—	—	—	964,384
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	—	—	—	—	—	—
Additional paid-in-capital	311,034	311,034	407,525	5,737	(724,296)	311,034
(Accumulated deficit) retained earnings	(619,640)	(619,640)	(654,612)	23,400	1,250,852	(619,640)
Accumulated other
comprehensive income (loss)	(6,336)	(6,336)	—	5,885	451	(6,336)
Total stockholder's (deficit) equity	(314,942)	(314,942)	(247,087)	35,022	527,007	(314,942)
	$(314,942)	$696,373	$787,169	$42,982	$(329,732)	$881,850

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 29, 2013
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(78,984)	$(78,984)	$(21,480)	$(2,817)	$103,281	$(78,984)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization expense	—	178	19,318	1,390	—	20,886
Fair-value premium on purchased inventory	—	—	—	883	—	883
Non-cash interest expense, net	—	5,878	—	—	—	5,878
Loss on foreign currency transactions	—	—	—	379	—	379
Loss on modification or extinguishment of debt	—	18,948	—	—	—	18,948
Prepaid management fee write off	—	2,682	—	—	—	2,682
Stock based compensation	—	1,005	—	—	—	1,005
Deferred income taxes	—	—	1,904	(202)	—	1,702
Tax receivable agreement liability adjustment	—	8,143	—	—	—	8,143
Increase in tax uncertainty,
net of valuation allowance	—	—	232	—	—	232
Equity in subsidiaries' net loss	78,984	24,297	—	—	(103,281)	—
Other	—	—	(12)	—	—	(12)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(63,863)	(4,311)	—	(68,174)
Inventories	—	—	(24,017)	777	—	(23,240)
Prepaid expenses and other current assets	—	(2,963)	1,251	1,491	—	(221)
Accounts payable	—	679	26,334	(8,093)	—	18,920
Accrued expenses	—	12,591	9,434	3,307	—	25,332
Payment of advisory termination fee to affiliate	—	(18,852)	—	—	—	(18,852)
Cash payments on restructuring liabilities	—	—	(1,847)	—	—	(1,847)
Other	—	—	(2,792)	2,687	—	(105)
Net cash used in
operating activities	—	(26,398)	(55,538)	(4,509)	—	(86,445)
Cash flows from investing activities:
Capital expenditures	—	(870)	(10,131)	(368)	—	(11,369)
Acquisitions, net of cash acquired	—	(99,282)	—	—	—	(99,282)
Proceeds from sale of assets	—	—	24	—	—	24
Net cash used in
investing activities	—	(100,152)	(10,107)	(368)	—	(110,627)
Cash flows from financing activities:
Payments on long-term debt	—	(148,000)	—	—	—	(148,000)
Payment of early call premiums	—	(8,520)	—	—	—	(8,520)
Net proceeds from issuance of common stock	—	353,407	—	—	—	353,407
Proceeds from intercompany
investment	—	(66,969)	67,279	(310)	—	—
Debt issuance costs paid	—	(62)	—	—	—	(62)
Net cash provided by (used in)
financing activities	—	129,856	67,279	(310)	—	196,825
Impact of exchange rate movement on cash	—	—	—	986	—	986
Net increase (decrease) in cash
and cash equivalents	—	3,306	1,634	(4,201)	—	739
Cash and cash equivalents at the
beginning of the period	—	23,332	(4,307)	8,169	—	27,194
Cash and cash equivalents at the end
of the period	$—	$26,638	$(2,673)	$3,968	$—	$27,933

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 2012
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(20,376)	$(20,376)	$(19,820)	$(439)	$40,635	$(20,376)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	85	25,924	497	—	26,506
Non-cash interest expense, net	—	5,886	—	—	—	5,886
Gain on foreign currency transactions	—	—	—	(164)	—	(164)
Stock based compensation	—	750	—	—	—	750
Deferred income taxes	—	—	652	1	—	653
Reduction in tax uncertainty,
net of valuation allowance	—	—	905	—	—	905
Equity in subsidiaries' net loss	20,376	20,259	—	—	(40,635)	—
Other	—	—	(28)	—	—	(28)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(37,248)	(2,237)	—	(39,485)
Inventories	—	—	(7,522)	(651)	—	(8,173)
Prepaid expenses and other
current assets	—	(323)	(1,009)	(417)	—	(1,749)
Accounts payable	—	(395)	33,727	507	—	33,839
Accrued expenses	—	1,085	6,744	1,044	—	8,873
Other	—	—	(68)	227	—	159
Net cash provided by (used in)
operating activities	—	6,971	2,257	(1,632)	—	7,596
Cash flows from investing activities:
Capital expenditures	—	(387)	(7,523)	(227)	—	(8,137)
Proceeds from sale of assets	—	—	155	8	—	163
Net cash used in
investing activities	—	(387)	(7,368)	(219)	—	(7,974)
Cash flows from financing activities:
Proceeds from long-term debt	—	34,000	—	—	—	34,000
Net revolver borrowings	—	(6,000)	—	—	—	(6,000)
Proceeds from intercompany
investment	—	(8,539)	8,539	—	—	—
Debt issuance costs paid	—	(1,021)	—	—	—	(1,021)
Net cash provided by
financing activities	—	18,440	8,539	—	—	26,979
Impact of exchange rate movement
on cash	—	—	—	21	—	21
Net increase (decrease) in cash
and cash equivalents	—	25,024	3,428	(1,830)	—	26,622
Cash and cash equivalents at the
beginning of the period	—	8,578	(3,408)	6,530	—	11,700
Cash and cash equivalents at the end
of the period	$—	$33,602	$20	$4,700	$—	$38,322

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

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 54% and 46% of our sales, respectively, for the three months ended June 29, 2013.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers. Since Ply Gem incorporated in 2004, we have acquired eight additional businesses to complement and expand our product portfolio and geographical diversity.

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

•
On October 31, 2008, Ply Gem acquired substantially all of the assets of Ply Gem Stone (formerly United Stone Veneer), a manufacturer of stone veneer products for a purchase price, net of cash acquired, of $3.6 million.

•
On July 30, 2012, Ply Gem acquired substantially all of the assets of Greendeck Products, LLC, a composite products development company for a purchase price of $1.0 million, subject to certain purchase price adjustments.

•
On April 9, 2013, Ply Gem acquired the capital stock of Gienow WinDoor Ltd. (which was amalgamated into Gienow Canada Inc.) ("Gienow"), a manufacturer of windows and doors in Western Canada for a purchase price of $20.4 million. Gienow is part of our Western Canadian windows business and is part of the Windows and Doors segment.

•
On May 31, 2013, Ply Gem completed the acquisition of Mitten Inc. ("Mitten), a manufacturer of vinyl siding and distributor of various other exterior building products in Canada for a purchase price, net of cash acquired, of $78.9 million, subject to certain purchase price adjustments. Mitten has minimal sales of windows so the majority of Mitten's operations are part of the Siding, Fencing and Stone segment.

Prior to January 11, 2010, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”) which was a wholly owned subsidiary of Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”).  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation.  As a result, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Prime.

On May 23, 2013, we issued 18,157,895 shares of common stock at an initial public offering price of $21.00 per share and received net proceeds of approximately $353.4 million in an initial public offering ("IPO") of our common stock. Prior to the IPO, the Company issued a total of 48,962,494 shares of common stock in connection with the merger of Ply Gem Prime into Ply Gem Holdings with Ply Gem Holdings being the surviving entity.

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

 Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations and comprehensive income (loss) included in this report.

	For the three months ended		For the six months ended
(Amounts in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$199,191	$188,518	$336,796	$331,305
Windows and Doors	168,949	118,771	288,441	215,160
Operating earnings (loss)
Siding, Fencing and Stone	36,437	38,122	54,246	54,080
Windows and Doors	(6,125)	(2,855)	(18,913)	(13,248)
Unallocated	(29,650)	(4,381)	(35,243)	(8,744)
Foreign currency (loss) gain
Windows and Doors	(279)	96	(312)	164
Siding, Fencing and Stone	(67)	—	(67)	—
Interest income (expense), net
Siding, Fencing and Stone	14	36	(26)	46
Windows and Doors	5	—	48	4
Unallocated	(24,852)	(25,955)	(48,508)	(51,010)
Income tax benefit (provision)
Unallocated	731	204	(3,118)	(1,668)
Tax Receivable Agreement liability adjustment
Unallocated	(8,143)	—	(8,143)	—
Loss on modification or
extinguishment of debt
Unallocated	(18,948)	—	(18,948)	—

Net income (loss)	$(50,877)	$5,267	$(78,984)	$(20,376)

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

Recent Developments

On April 9, 2013, we acquired all of the capital stock of Gienow, a manufacturer of windows and doors in Western Canada, for cash consideration of approximately $20.4 million. We used borrowings under the ABL Facility to pay the aggregate purchase price.

On May 31, 2013, we acquired all of the capital stock of Mitten, a leading manufacturer of vinyl siding and accessories in Canada, for cash consideration of approximately $78.9 million, subject to certain purchase price adjustments. We used proceeds from the IPO to pay the aggregate purchase price. Our historical results of operations and financial statements do not reflect the results of operations for Gienow or Mitten.

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	June 29, 2013		June 30, 2012
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$199,191	100.0%	$188,518	100.0%
Gross profit	55,387	27.8%	54,761	29.0%
SG&A expenses	16,333	8.2%	14,569	7.7%
Amortization of intangible assets	2,617	1.3%	2,070	1.1%
Operating earnings	36,437	18.3%	38,122	20.2%
Currency transaction loss	(67)	—%	—	—%

Net Sales

Net sales for the three months ended June 29, 2013 increased $10.7 million or 5.7% compared to the three months ended June 30, 2012.  The net sales increase is a result of the Mitten acquisition which was completed on May 31, 2013 and contributed net sales of approximately $13.2 million for the three months ended June 29, 2013. Excluding the Mitten acquisition, our Siding, Fencing, and Stone net sales decreased $2.6 million or 1.4% for the three months ended June 29, 2013 compared to the three months ended June 30, 2012. The net sales decrease is primarily attributed to lower selling prices for our aluminum metal accessory products that were reduced in response to lower market cost for aluminum raw materials, as well as, lower unit volume sales of our aluminum metal accessory products that resulted from the loss of sales to a large retail home center. In addition, we believe our sales for the three months ended June 29, 2013 were negatively impacted by adverse weather conditions that existed throughout much of the United States in the form of spring snowstorms and wetter than average conditions, which resulted in higher than normal channel inventory levels in March that negatively impacted our April and second quarter sales. This negative weather impact was also seen across the vinyl siding industry which according to the Vinyl Siding Institute experienced a year-over-year unit volume decrease in April of approximately 16.6%, with May and June reflecting year-over-year improvement of 1.8% and 5.6%, respectively. Our year-over-year vinyl siding unit shipments increased by 2.3% for the three months ended June 29, 2013 as compared to the vinyl siding industry which according to the Vinyl Siding Institute reported a unit volume decrease of 3.5%.

In addition to the impact of poor weather conditions, the repair and remodel market continued to underperform expectations as the Leading Indicator of Remodeling Activity (“LIRA”) showed no significant remodeling increases in the second quarter of 2013. The Company believes that big ticket remodeling expenditures have been delayed as a result of subdued customer confidence and limited financing alternatives. Although our near-term performance was impacted by poor weather conditions and softer than expected demand for big ticket remodeling expenditures, the outlook for long-term demand drivers, such as single family housing starts, remains positive, which according to the National Association of Home Builders' July 2013 report estimates that single family housing starts (SFHS) for 2013 and 2014 will increase to 644,000 and 839,000, respectively compared to 2012 SFHS of 537,000.

Gross Profit

Gross profit for the three months ended June 29, 2013 increased compared to the three months ended June 30, 2012 by approximately $0.6 million or 1.1%.  The gross profit increase is a result of the Mitten acquisition, contributing gross profit of approximately $3.4 million net of a $0.8 million expense related to the write-up of inventory in conjunction with the acquisition for the three months ended June 29, 2013. Excluding the Mitten acquisition, our gross profit decreased approximately $2.8 million or 5.1% for the three months ended June 29, 2013 relative to the three months ended June 30, 2012. The decrease in gross profit was related to our metal accessory products, driven by commodity cost fluctuations in aluminum market cost relative to the selling price of our metal accessory products.

Gross profit as a percentage of sales decreased from 29.0% for the three months ended June 30, 2012 to 27.8% for the three months ended June 29, 2013. Excluding the Mitten acquisition, our gross profit as a percentage of sales would have been 28.0%. The decrease in gross profit margin for the quarter ended June 29, 2013 relative to June 30, 2012 is attributed to lower gross profit margins on our metal accessory products as previously discussed.

Selling, general and administrative expenses

SG&A expenses for the three months ended June 29, 2013 increased from the three months ended June 30, 2012 by approximately $1.8 million, or 12.1%. The SG&A expenses increase is a result of the Mitten acquisition, which resulted in higher SG&A expenses of approximately $2.5 million for the three months ended June 29, 2013. Excluding Mitten, SG&A expenses would have decreased approximately $0.7 million or 4.7% for the three months ended June 29, 2013 relative to the three months ended June 30, 2012. Excluding Mitten, SG&A expenses as a percentage of sales would have been consistent at 7.5% compared to 7.7% for the prior year period.

Amortization of intangible assets

Amortization expense for the three months ended June 29, 2013 increased approximately $0.5 million or 26.4% as compared to the three months ended June 30, 2012. The Mitten acquisition and the associated amortization of its intangible assets accounted for the increase in amortization expense. Mitten's amortization expense for the three months ended June 29, 2013 was approximately $0.5 million. Amortization expense as a percentage of net sales increased for the three months ended June 29, 2013 from 1.1% to 1.3% as a result of the Mitten acquisition. Excluding the Mitten acquisition, amortization expense would have been 1.2%.

Currency transaction loss

The currency transaction loss for the three months ended June 29, 2013 was $0.1 million related to the newly acquired Mitten entity.

	For the six months ended
(Amounts in thousands)	June 29, 2013		June 30, 2012
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$336,796	100.0%	$331,305	100.0%
Gross profit	89,216	26.5%	87,487	26.4%
SG&A expenses	31,012	9.2%	29,265	8.8%
Amortization of intangible assets	4,766	1.4%	4,142	1.3%
Operating earnings	54,246	16.1%	54,080	16.3%
Currency transaction loss	(67)	—%	—	—%

Net Sales

Net sales for the six months ended June 29, 2013 increased $5.5 million or 1.7% compared to the same period in 2012.  The net sales increase is a result of the Mitten acquisition which was completed on May 31, 2013 and contributed net sales of approximately $13.2 million for the six months ended June 29, 2013 as compared to the six months ended June 30, 2012. Excluding the Mitten acquisition, our Siding, Fencing, and Stone net sales decreased $7.7 million or 2.3% compared to the six months ended June 30, 2012. This net sales decrease resulted from lower unit volume shipments of our metal accessory products that primarily resulted from the loss of sales to a large retail home center and lower selling price of these products which were reduced in response to lower market costs for aluminum raw materials. According to the London Metal Exchange, the price of aluminum decreased approximately 4.6% for the six months ended June 29, 2013 as compared to the six months ended June 29, 2013. The sales decrease of our metal accessory products was partially offset by a modest increase in sales of our vinyl siding products.

While new construction industry trends continue to be favorable with single family housing starts for the six months ended June 2013 estimated to increase 20.2%, the repair and remodel market continued to underperform expectations as the Leading Indicator of Remodeling Activity (“LIRA”) showed no significant remodeling increases in the six months ended June 29, 2013. The Company believes that big ticket remodeling expenditures have been delayed as a result of subdued customer confidence and limited financing alternatives. In addition, our sales during the first six months of 2013 were negatively impacted by severe weather conditions that adversely affected the upper Midwest, Northeast and Eastern seaboard regions of the U.S. where the majority of our vinyl siding is sold. The Vinyl Siding Institute reported that vinyl siding industry unit shipments decreased 4.4%, while our own vinyl siding unit shipments increased 2.2% for the six months ended June 29, 2013 compared to the six months ended June 30, 2012. Excluding Mitten, our U.S. market position in vinyl siding increased 246 basis points during the six months ended June 29, 2013 to 38.2%.

Gross Profit

Gross profit for the six months ended June 29, 2013 increased compared to the three months ended June 30, 2012 by approximately $1.7 million or 2.0%.  The gross profit increase is a result of the Mitten acquisition which was completed on May 31, 2013 and contributed gross profit of approximately $3.4 million net of a $0.8 million expense related to the write-up of inventory in conjunction with the acquisition for the six months ended June 29, 2013 as compared to the six months ended June 30, 2012. Excluding the Mitten acquisition, our gross profit decreased approximately $1.7 million or 1.9% for the six months ended June 29, 2013 relative to the six months ended June 30, 2012. The decrease was attributable to lower sales of our metal accessory products as discussed above as well as approximately $0.4 million of negative gross profit associated with manufacturing start-up costs for our new cellular PVC trim board product.

Gross profit as a percentage of sales increased from 26.4% for the six months ended June 30, 2012 to 26.5% for the six months ended June 29, 2013. Excluding the Mitten acquisition, our gross profit as a percentage of sales would have been 26.0%, consistent with the prior year period.

Selling, general and administrative expenses

SG&A expenses for the six months ended June 29, 2013 increased from the six months ended June 30, 2012 by approximately $1.7 million, or 6.0%. The SG&A expenses increase is a result of the Mitten acquisition which was completed on May 31, 2013 and resulted in higher SG&A expenses of approximately $2.5 million for the six months ended June 29, 2013. Excluding Mitten, SG&A expenses would have decreased approximately $0.8 million or 2.4% for the six months ended June 29, 2013 relative to the six months ended June 30, 2012. The decrease related primarily to lower management compensation expense relative to the prior year. Excluding $2.5 million of SG&A expenses attributable to Mitten, our SG&A expenses as a percentage of sales were 8.8% for the six months ended June 29, 2013 which is consistent with 8.8% for the six months ended June 30, 2012.

Amortization of intangible assets

Amortization expense for the six months ended June 29, 2013 increased approximately $0.6 million or 15.1% as compared to the six months ended June 30, 2012. The Mitten acquisition and the associated amortization with its intangible assets accounted for the increase in amortization expense. Mitten's amortization expense for the six months ended June 29, 2013 was approximately $0.5 million. Amortization expense as a percentage of net sales was consistent at 1.3% for both periods excluding the Mitten acquisition.

Currency transaction loss

The currency transaction loss for the six months ended June 29, 2013 was $0.1 million related to the newly acquired Mitten entity.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	June 29, 2013		June 30, 2012
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$168,949	100.0%	$118,771	100.0%
Gross profit	18,873	11.2%	18,612	15.7%
SG&A expenses	22,893	13.6%	16,879	14.2%
Amortization of intangible assets	2,105	1.2%	4,588	3.9%
Operating loss	(6,125)	(3.6)%	(2,855)	(2.4)%
Currency transaction (loss) gain	(279)	(0.2)%	96	0.1%

Net Sales

Net sales for the three months ended June 29, 2013 increased $50.2 million or 42.2% from the three months ended June 30, 2012.  The net sales increase is partially a result of the Gienow and Mitten acquisitions which were completed on April 9, 2013 and May 31, 2013, respectively contributing combined net sales of approximately $24.2 million for the three months ended June 29, 2013 as compared to the three months ended June 30, 2012. Excluding the acquisitions, our net sales increased $26.0 million or 21.8%, while unit volume sales increased 39.6% compared to the three months ended June 30, 2012. The net sales increase was driven by sales gains with new and existing customers and the improving conditions in the U.S. residential new construction market partially offset by lower average selling price that resulted from a mix shift in demand towards our lower priced products. In addition, our net sales for the three months ended June 29, 2013 include a sales reduction for an inventory buyback accommodation of approximately $2.2 million related to a significant customer win.  According to the U.S. Census Bureau, 2013 single family housing starts were estimated to have increased approximately 14.0% for the second quarter of 2013 as compared to the second quarter of 2012.  Our Windows and Door segment is highly aligned with the new construction sector rather than the repair and remodeling market and the significant growth in single family starts translated into significant net sales growth for our U.S. windows business during the three months ended June 29, 2013. These net sales increases were partially offset by a modest $0.6 million decrease of net sales in Canada, excluding Gienow, which we believe is attributable in part to poor weather conditions that delayed home building in that region.

Gross Profit

Gross profit for the three months ended June 29, 2013 increased $0.3 million or 1.4% compared to the three months ended June 30, 2012.  Excluding the impact of the acquisitions which occurred during the three months ended June 29, 2013 and the impact of an inventory buyback accommodation related to a significant new customer win, gross profit would have decreased $3.0 million or 15.9% for the three months ended June 29, 2013. The decrease in gross profit can be attributed to labor inefficiencies and other ramp up costs associated with the 39.6% growth in sales units with significant net sales growth in certain regional areas. The significant volume growth requires additional labor to fulfill customer orders in certain markets that requires us to hire and train production employees approximately 90 days in advance of sales, which results in a near-term ramp-up costs which have a negative impact on gross profit. Given the expected demand growth for the U.S. single family housing market, we expect the labor ramp-up costs will continue to be a challenge for the business. Recognizing this challenge, we initiated the “enterprise lean” initiative that is intended to provide greater manufacturing flexibility in the future.

In addition to labor ramp-up costs, much of the growth has occurred in our value-priced products for the new construction market which typically carries lower gross profit. Further, we incurred approximately $0.7 million of higher than normal expense associated with our “enterprise lean” initiative that will streamline our window product offering providing greater manufacturing flexibility in the future. We also incurred approximately $0.5 million of expense associated with the consolidation and start-up of our production facility in Dallas, Texas.

As a percentage of net sales, gross profit percentage decreased from 15.7% for the three months ended June 30, 2012 to 11.2% for the three months ended June 29, 2013. Excluding the acquisitions and after adjusting for the inventory buyback during the three months ended June 29, 2013, our gross profit as a percentage of sales was 10.7%. This decrease is attributed primarily to the increased demand for our value-priced products and from labor inefficiencies associated with the volume growth experienced during the three months ended June 29, 2013.

Selling, general and administrative expenses

SG&A expenses for the three months ended June 29, 2013 increased from the three months ended June 30, 2012 by approximately $6.0 million, or 35.6%. The SG&A expenses increase is primarily a result of the Gienow acquisition which was completed on April 9, 2013 and resulted in higher SG&A expenses of approximately $5.0 million for the three months ended June 29, 2013. Excluding Gienow, SG&A expenses would have increased approximately $1.0 million or 6.0% for the three months ended June 29, 2013 relative to the three months ended June 30, 2012. This increase in SG&A expenses was primarily driven by higher sales and marketing expenses related to the 21.8% increase in sales. As a percentage of net sales after excluding the impact of Gienow, SG&A expenses decreased from 14.2% to 12.4% as we gained leverage on the fixed component of our SG&A expense in relation to the net sales volume growth experienced in the three months ended June 29, 2013.

Amortization of intangible assets

Amortization expense for the three months ended June 29, 2013 decreased compared to the three months ended June 30, 2012 by approximately $2.5 million or 54.1%. During 2010, we decreased the life of certain trademarks to 3 years as a result of future marketing plans regarding the use of the trademarks. These trademarks were fully amortized at the end of 2012 causing the decrease in amortization expense for the three months ended June 29, 2013 relative to the three months ended June 30, 2012. As a percentage of net sales, amortization of intangible assets decreased from 3.9% to 1.2% as a result of the full amortization of these trademarks for the three months ended June 29, 2013.

Currency transaction gain (loss)

The currency transaction loss for the three months ended June 29, 2013 increased $0.4 million or 390.6% from the three months ended June 30, 2012 as a result of the devaluation of the Canadian dollar during this time period. Another contributing factor to this increase relative to the prior year was our acquisition of Gienow during the quarter which significantly increased our exposure to Canadian currency. Management will continue to evaluate methodologies to effectively manage this foreign currency risk.

	For the six months ended
(Amounts in thousands)	June 29, 2013		June 30, 2012
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$288,441	100.0%	$215,160	100.0%
Gross profit	26,890	9.3%	28,801	13.4%
SG&A expenses	40,837	14.2%	32,874	15.3%
Amortization of intangible assets	4,158	1.4%	9,175	4.3%
Operating loss	(18,913)	(6.6)%	(13,248)	(6.2)%
Currency transaction (loss) gain	(312)	(0.1)%	164	0.1%

Net Sales

Net sales for the six months ended June 29, 2013 increased $73.2 million or 34.1% from the six months ended June 30, 2012.  The net sales increase is partially a result of the Gienow and Mitten acquisitions which were completed on April 9, 2013 and May 31, 2013, respectively, and contributed net sales of approximately $23.2 million and $0.8 million, respectively, for the six months ended June 29, 2013 as compared to the six months ended June 30, 2012. Excluding the acquisitions, our net sales increased $49.3 million or 22.9%, while unit volume sales increased 39.5% compared to the six months ended June 30, 2012. The net sales increase was driven by sales gains with new and existing customers and the improving conditions in the U.S. residential new construction market partially offset by lower average selling price that resulted from a shift in demand towards our lower priced products. In addition, our net sales for the six months ended June 29, 2013 include a reduction for an inventory buyback accommodation of approximately $2.2 million related to a significant customer win.  These net sales increases were partially offset by a modest $0.7 million decrease of net sales in Canada, excluding Gienow, which we believe is primarily attributable in part to poor weather conditions that impacted portions of the Western Canadian markets during the first six months of 2013.

Gross Profit

Gross profit for the six months ended June 29, 2013 decreased $1.9 million or 6.6% compared to the six months ended June 30, 2012.  Excluding the impact of the acquisitions which occurred during the six months ended June 29, 2013 and the inventory buyback accommodation related to a significant new customer win, gross profit would have decreased $5.1 million or 20.6% for the six months ended June 29, 2013. The decrease in gross profit can be attributed to labor inefficiencies and other ramp up costs associated with the 39.5% growth in sales units with significant net sales growth in certain regional areas. The significant volume growth requires additional labor to fulfill customer orders in certain markets that requires us to hire and train production employees approximately 90 days in advance of sales, which results in a near-term ramp-up costs which have a negative impact on gross profit. Given the expected demand growth for the U.S. single family housing market, we expect the labor ramp-up costs will continue to be a challenge for the business. Recognizing this challenge, we initiated the “enterprise lean” initiative that is intended to provide greater manufacturing flexibility in the future.

In addition to labor ramp-up costs, much of the growth has occurred in our value-priced products for the new construction market which typically carry lower gross profit. Further, we incurred approximately $1.8 million of higher than normal expense associated with our “enterprise lean” initiative that will streamline our window product offering providing greater manufacturing flexibility in the future. We also incurred approximately $1.2 million of expense associated with the consolidation and start-up of our production facility in Dallas, Texas.

As a percentage of net sales, gross profit percentage decreased from 13.4% for the six months ended June 30, 2012 to 9.0% for the six months ended June 29, 2013. Excluding the acquisitions and after adjusting for the inventory buyback during the six months ended June 29, 2013, our gross profit as a percentage of sales was 8.6%. This decrease is attributed primarily to the increased demand for our value-priced products and from labor inefficiencies associated with the volume growth experienced during the six months ended June 29, 2013.

Selling, general and administrative expenses

SG&A expenses for the six months ended June 29, 2013 increased from the three months ended June 30, 2012 by approximately $8.0 million, or 24.2%. The SG&A expense increase is predominantly a result of the Gienow acquisition which was completed on April 9, 2013 and resulted in higher SG&A expenses of approximately $5.0 million for the six months ended June 29, 2013. Excluding Gienow, SG&A expenses would have increased approximately $3.0 million or 9.0% for the six months ended June 29, 2013 relative to the six months ended June 30, 2012. This increase in SG&A expenses was primarily driven by higher sales and marketing expenses related to the 22.8% increase in sales. As a percentage of net sales after excluding the impact of Gienow, SG&A expenses decreased from 15.3% to 13.6% as we gained leverage on the fixed component of our SG&A expenses in relation to the net sales volume growth experienced in the six months ended June 29, 2013.

Amortization of intangible assets

Amortization expense for the six months ended June 29, 2013 decreased compared to the six months ended June 30, 2012 by approximately $5.0 million or 54.7%. During 2010, we decreased the life of certain trademarks to 3 years as a result of future marketing plans regarding the use of the trademarks. These trademarks were fully amortized at the end of 2012 causing the decrease in amortization expense for the six months ended June 29, 2013 relative to the six months ended June 30, 2012.

As a percentage of net sales, amortization of intangible assets decreased from 4.3% to 1.4% as a result of the full amortization of these trademarks for the six months ended June 29, 2013.

Currency transaction gain (loss)

The currency transaction loss for the six months ended June 29, 2013 increased $0.5 million or 290.2% from the three months ended June 30, 2012 as a result of the devaluation of the Canadian dollar during this time period Another contributing factor to this increase was our acquisition of Gienow during the six months ended June 29, 2013, which significantly increased our exposure to Canadian currency. Management will continue to evaluate methodologies to effectively manage this foreign currency risk.

Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

	For the three months ended
(Amounts in thousands)	June 29, 2013	June 30, 2012
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expenses	$(6,123)	$(4,297)
Amortization of intangible assets	—	(84)
Initial public offering costs	(23,527)	—
Operating loss	(29,650)	(4,381)
Interest expense	(24,856)	(25,957)
Interest income	4	1
Tax receivable agreement liability adjustment	(8,143)	—
Loss on debt extinguishment	(18,948)	—
Benefit for income taxes	$731	$204

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended June 29, 2013 increased by $25.3 million or 576.8% compared to the same period in 2012 due primarily to the $23.5 million in initial public offering costs highlighted in the table below, increases in various personnel costs and certain acquisition costs associated with the Gienow and Mitten acquisitions.

(Amounts in thousands)
Advisory termination fee to affiliate	$18,852
2013 management fee as of termination	2,682
Other transaction expenses for the IPO	1,993
$23,527

Interest expense

Interest expense for the three months ended June 29, 2013 decreased by approximately $1.1 million or 4.2% compared to the same period in 2012.  The decrease was due to the reduction in interest expense with the 13.125% Senior Subordinated Notes being outstanding during the three months ended June 30, 2012 compared to having the 9.375% Senior Notes outstanding during the three months ended June 29, 2013.

Tax Receivable Agreement liability adjustment

The $8.1 million Tax Receivable Agreement liability adjustment for the three months ended June 29, 2013 resulted from the IPO deductible expenses incurred during the period.

Loss on debt extinguishment

As a result of the long-term debt redemptions during June 2013, as further described in the Liquidity and Capital Resources section below, we recognized a loss on extinguishment of debt of approximately $18.9 million for the three months ended June 29, 2013. When considering the partial redemption of both the 8.25% Senior Secured Notes and the 9.375% Senior Notes, the loss consisted of the call premiums paid of $8.5 million, the write off of a portion of the capitalized bond discounts of approximately $7.5 million, and the write off of a portion of the capitalized financing costs of approximately $2.9 million. The loss was recorded separately in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended June 29, 2013.

Income taxes

The income tax benefit for the three months ended June 29, 2013 increased by approximately $0.5 million compared to the same period in 2012.  Our pre-tax loss for the three months ended June 29, 2013 was approximately $51.6 million compared to pre-tax income of $5.1 million for the three months ended June 30, 2012.  For the three months ended June 29, 2013, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense (benefit).  Our tax provision for the three months ended June 29, 2013 was primarily due to the combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized.

	For the six months ended
(Amounts in thousands)	June 29, 2013	June 30, 2012
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expenses	$(11,716)	$(8,600)
Amortization of intangible assets	—	(144)
Initial public offering costs	(23,527)	—
Operating loss	(35,243)	(8,744)
Interest expense	(48,513)	(51,012)
Interest income	5	2
Tax receivable agreement liability adjustment	(8,143)	—
Loss on debt extinguishment	(18,948)	—
Provision for income taxes	$(3,118)	$(1,668)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the six months ended June 29, 2013 increased by $26.5 million or 303.1% compared to the same period in 2012 due primarily to the $23.5 million in IPO related costs highlighted in the table below, increases in various personnel costs and certain acquisition costs associated with the Mitten and Gienow acquisitions.

(Amounts in thousands)
Advisory termination fee to affiliate	$18,852
2013 management fee as of termination	2,682
Other transaction expenses for the IPO	1,993
$23,527

Interest expense

Interest expense for the six months ended June 29, 2013 decreased by approximately $2.5 million or 4.9% compared to the same period in 2012.  The decrease was due to the reduction in interest expense with the 13.125% Senior Subordinated Notes being outstanding during the six months ended June 30, 2012 compared to having the 9.375% Senior Notes outstanding during the six months ended June 29, 2013, partially offset by the increased interest expense associated with having the $40.0 million of Senior Tack-on Notes outstanding for the entire six months ended June 29, 2013 versus a partial period for the six months ended June 30, 2012.

Tax Receivable Agreement liability adjustment

The $8.1 million Tax Receivable Agreement liability adjustment for the six months ended June 29, 2013 resulted from the IPO deductible expenses incurred during the period.

Loss on debt extinguishment

As a result of the long-term debt redemptions during June 2013, as further described in the Liquidity and Capital Resources section below, we recognized a loss on extinguishment of debt of approximately $18.9 million for the six months ended June 29, 2013. When considering the partial redemption of both the 8.25% Senior Secured Notes and the 9.375% Senior Notes, the loss consisted of the call premiums paid of $8.5 million, the write off of a portion of the capitalized bond discounts of approximately $7.5 million, and the write off of a portion of the capitalized financing costs of approximately $2.9 million. The loss was recorded separately in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 29, 2013.

Income taxes

The income tax provision for the six months ended June 29, 2013 increased by approximately $1.5 million compared to the same period in 2012.  Our pre-tax loss for the six months ended June 29, 2013 was approximately $75.9 million compared to a pre-tax loss of $18.7 million for the six months ended June 30, 2012.  For the six months ended June 29, 2013, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense attributable to Ply Gem Canada, as well as the recently acquired Mitten and Gienow entities.  Our tax provision for the six months ended June 29, 2013 was primarily due to the combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized.

Liquidity and Capital Resources

May 2013 Initial public offering and related transactions
In May 2013, we issued 18,157,895 shares of common stock at an initial public offering price of $21.00 per share and received net proceeds of approximately $353.4 million after deducting underwriting discounts and commissions of approximately $25.4 million and offering expenses of approximately $2.5 million. The net proceeds have been primarily utilized to redeem certain of our outstanding indebtedness and for other uses as detailed below:

•	Redemption of $84.0 million principal amount of 8.25% Senior Secured Notes with a call premium of approximately $2.5 million and accrued interest of $2.6 million.

•	Redemption of $64.0 million principal amount of 9.375% Senior Notes with a call premium of approximately $6.0 million and accrued interest of $1.1 million.

•	Payments made on the ABL Facility of $80.0 million.

•	Termination of CI Advisory Agreement for $18.9 million.

•	Acquisition of Mitten for $78.9 million.

•	General corporate purposes usage of $15.4 million.

These debt redemptions will provide annualized cash interest savings of approximately $13.0 million excluding the ABL Facility.

In connection with the IPO, we entered into a Tax Receivable Agreement which provides for us to pay the Tax Receivable Entity 85% of the amount of cash savings if any, in U.S. federal, state and local income tax that we actually realize in periods ending after the IPO as a result of (i) net operating loss ("NOL") carryovers from periods (or portions thereof) ending before January 1, 2013, (ii) deductible expenses attributable to the transactions related to the IPO and (iii) deductions related to imputed interest deemed to be paid by us as a result of or attributable to payments under the Tax Receivable Agreement. Future payments on the Tax Receivable Agreement could be substantial. Management estimates that the total amount of payments under the Tax Receivable Agreement will be approximately $100.0 million assuming no material changes in the relevant tax law, that we earn sufficient taxable income to utilize the net operating loss carrying forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability.

During the six months ended June 29, 2013, cash increased by approximately $0.7 million compared to an increase of approximately $26.6 million during the six months ended June 30, 2012.  The decrease in cash generated during the comparative six month period was primarily due to increased spending on inventory and reductions in other general working capital metrics and the reduction of our ABL Facility balance by $34.0 million during the comparative period.

Our business is seasonal because inclement weather during the winter months typically reduces the level of building and remodeling activity in both the home repair and remodeling and new home construction sectors, especially in the Northeast and Midwest regions of the United States and Canada.  As a result, our liquidity typically increases during the second and third quarters as our ABL Facility borrowing base increases, reaching a peak early in the fourth quarter, and decreases late in the fourth quarter and throughout the first quarter.

Our primary cash needs are for debt service, capital expenditures, and working capital.  As of June 29, 2013, our annual interest charges for debt service, including the ABL Facility, are estimated to be approximately $78.8 million.  We do not have any scheduled debt maturities until 2016.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.4% to 1.6% of net sales on an annual basis.  Given our focus on product innovation and development as well as streamlining certain manufacturing processes, we anticipate that our capital expenditures will be in the range of approximately 2.0% to 2.5% of net sales for the year ending December 31, 2013. Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of June 29, 2013, our purchase commitments for inventory are approximately $24.7 million.  We finance these cash requirements, including payments under the Tax Receivable Agreement through internally generated cash flow and funds borrowed under the ABL Facility.

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

Our specific cash flow movement for the six months ended June 29, 2013 and June 30, 2012 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the six months ended June 29, 2013 was approximately $86.4 million as compared to approximately $7.6 million provided by operations for the six months ended June 30, 2012.  The increase in cash used in operating activities was primarily caused by a $30.2 million decrease in operating earnings attributable primarily to IPO related costs for the six months ended June 29, 2013 compared to the six months ended June 30, 2012. The decrease in operating results also reflects the competitive landscape, ramp-up costs associated with volume growth, labor inefficiencies, and increased demand for our value-priced products.  In addition to the lower operating earnings, we experienced increased working capital, specifically accounts receivable and inventory, to support the significant new construction demand growth not fully offset by payables movement. Additionally, a $18.9 million payment was made to CI Capital Partners during the six months ended June 29, 2013 for the termination of an advisory agreement. We also experienced negative movement of approximately $28.7 million related to receivables specifically the $49.1 million net sales growth or 22.8% for our Windows and Doors segment.

Cash used in investing activities

Net cash used in investing activities for the six months ended June 29, 2013 and June 30, 2012 was approximately $110.6 million and $8.0 million, respectively, primarily used for the acquisitions of Mitten and Gienow in 2013 and capital expenditures on various ongoing capital projects in both years. The 2013 acquisitions consisted of $78.9 million paid for Mitten and $20.4 million paid for Gienow. Capital expenditures for 2013 were higher, at approximately 1.8% of net sales, compared to our historical average of 1.5% due primarily to the Windows and Doors segment purchasing manufacturing equipment and tooling to address the significant volume growth in certain geographical areas. In addition, the Windows and Doors segment continues to incur additional capital expenditures for its "enterprise lean" product streamlining initiative aimed at optimizing our SKUs while improving certain functionalities across multiple window products. By streamlining product offerings, we will be able to capitalize on operating efficiencies in a recovering U.S. housing market allowing us to produce identical product at multiple facilities throughout the United States.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended June 29, 2013 was approximately $196.8 million, primarily from net proceeds from the issuance of common stock of $353.4 million offset by the redemption of long-term debt of $148.0 million combined with the $8.5 million of call premiums associated with that redemption. Net cash provided by financing activities for the six months ended June 30, 2012 was approximately $27.0 million, primarily from net revolver payments of $6.0 million under the ABL Facility and net proceeds of $34.0 million from the Senior Tack-on Notes issued in February 2012.

Our specific debt instruments and terms are described below:

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes due 2018 at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes, and to pay related fees and expenses.  A portion of the early tender premiums and the original unamortized discount on the 11.75% Senior Secured Notes was recorded as a discount on the $800.0 million of 8.25% Senior Secured Notes due 2018 given that the 2011 transaction was predominately accounted for as a loan modification.  On February 16, 2012, Ply Gem Industries issued an additional $40.0 million aggregate principal amount of its 8.25% Senior Secured Notes in a private placement transaction (the "Senior Tack-on Notes"). The net proceeds of approximately $32.7 million, after deducting $6.0 million for the debt discount and $1.3 million in transaction costs, were utilized for general corporate purposes. The additional $40.0 million of 8.25% Tack-on Notes have the same terms and covenants as the original $800.0 million of 8.25% Senior Secured Notes due 2018. The 8.25% Senior Secured Notes originally issued in February 2011 and the Senior Tack-on Notes issued in February 2012 (collectively, the “8.25% Senior Secured Notes”) will mature on February 15, 2018 and bear interest at the rate of 8.25% per annum.  Interest will be paid semi-annually on February 15 and August 15 of each year.

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

As a result of the 2013 initial public offering, on June 28, 2013 Ply Gem Industries redeemed $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes at a redemption price equal to 103.000%, plus accrued and unpaid interest thereon of approximately $2.6 million. The call premium for this redemption was approximately $2.5 million. Additionally, we expensed approximately $3.8 million of unamortized discount and $1.8 million of unamortized debt issuance costs in connection with this redemption and the related loss on debt extinguishment.

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

In addition, the our stock ownership in our subsidiaries collateralizes the 8.25% Senior Secured Notes to the extent that such equity interests and other securities can secure the 8.25% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission ("SEC"). As of June 29, 2013, no subsidiary's stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of June 29, 2013, our interest rate on the new ABL Facility was approximately 2.5%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if our excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if our excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February, and March). The fixed charge coverage ratio is calculated as the ratio of (i) our Adjusted EBITDA, as defined in the credit agreement governing the ABL Facility, less the aggregate amount of capital expenditures less taxes paid or payable in cash to (ii) our interest expense plus certain mandatory principal payments plus restricted payments, each as defined in the credit agreement governing the ABL Facility. Since the inception of the new ABL Facility in 2011, we have not been required to meet this fixed charge coverage ratio as our excess availability has exceeded the minimum thresholds.

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

As of June 29, 2013, Ply Gem Industries had approximately $191.1 million of contractual availability and approximately $183.1 million of borrowing base availability under the new ABL Facility, reflecting $15.0 million of borrowings outstanding and approximately $6.4 million of letters of credit and priority payables reserves.

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

As a result of the 2013 initial public offering, on June 22, 2013 Ply Gem Industries redeemed $64.0 million aggregate principal amount of the 9.375% Senior Notes at a redemption price equal to 109.375%, plus accrued and unpaid interest thereon, of approximately $1.1 million. The call premium for this redemption was approximately $6.0 million. Additionally, we expensed approximately $3.7 million of unamortized discount and $1.2 million of unamortized debt issuance costs in connection with this redemption and the related loss on debt extinguishment.

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

Loss on modification or extinguishment of debt

As a result of the June 28, 2013 redemption of approximately $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes, we recorded a loss on debt extinguishment of approximately $8.1 million during the three and six months ended June 29, 2013.

As a result of the June 22, 2013 redemption of approximately $64.0 million aggregate principal amount of the 9.375% Senior Notes, we recorded a loss on debt extinguishment of approximately $10.8 million during the three and six months ended June 29, 2013.

Based on these redemptions, we recognized a loss on debt extinguishment of approximately $18.9 million and $0 for the three and six months ended June 29, 2013 and June 30, 2012, respectively, as summarized in the table below.

(Amounts in thousands)	For the six months ended
	June 29, 2013	June 30, 2012
Loss on debt extinguishment:
Call premium for 8.25% Senior Secured Notes	$(2,520)	$—
8.25% Senior Secured Notes unamortized discount	(3,831)	—
8.25% Senior Secured Notes unamortized debt issuance costs	(1,766)	—
Call premium for 9.375% Senior Notes	(6,000)	—
9.375% Senior Notes unamortized discount	(3,666)	—
9.375% Senior Notes unamortized debt issuance costs	(1,165)	—
Total loss on debt extinguishment	$(18,948)	$—

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of June 29, 2013, we had cash and cash equivalents of approximately $27.9 million, $191.1 million of contractual availability under the ABL Facility and approximately $183.1 million of borrowing base availability.

In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we have a potential obligation related to certain tax issues of approximately $3.7 million, including interest of approximately $1.0 million.  The timing of the potential tax payments is unknown.

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

The demand for our products is seasonal, particularly in the Northeast and Midwest regions of the United States and Canada where inclement weather conditions during the winter months usually reduces the level of building and remodeling activity in both the home repair and remodeling and the new home construction sectors.  Our sales in both segments are usually lower during the first and fourth quarters.  Since a portion of our manufacturing overhead and operating expenses are relatively fixed throughout the year, operating income and net earnings tend to be lower in quarters with lower sales levels.  In addition, the demand for cash to fund our working capital is greater from late in the fourth quarter through the first quarter.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $212.5 million as of June 29, 2013, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility was fully drawn as of June 29, 2013, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.5 million per year.  At June 29, 2013, we were not party to any interest rate swaps to manage our interest rate risk. In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and six months ended June 29, 2013, the net impact of foreign currency changes to our results of operations was a loss of approximately $0.3 million and $0.4 million, respectively. The impact of foreign currency changes related to translation resulted in a increase in stockholders' deficit of approximately $3.0 million for the six months ended June 29, 2013. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At June 29, 2013, we did not have any outstanding foreign currency hedging contracts.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. According to the London Metal Exchange, the price of aluminum decreased approximately 4.6% for the six months ended June 29, 2013 compared to the six months ended June 30, 2012. Conversely, the average market price for PVC resin was estimated to have increased approximately 5.9% for the six months ended June 29, 2013 compared to the six months ended June 30, 2012.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI increase for last twelve months ended June 2013 was approximately 1.8%.

Consumer and Commercial Credit

As general economic conditions in the United States have deteriorated significantly over the past several years, the availability of consumer and commercial credit has tightened.  As such, we have increased our focus on the credit worthiness of our customers.  These procedures are necessary to ensure that our allowance for doubtful accounts is adequate and that we are performing proper due diligence prior to initiating sales.  We will continue to monitor these statistics to ensure that issues, if any, are identified in a timely manner to reduce risk and minimize our bad debt exposure.  If general economic conditions continue to worsen, additional reserves may be necessary.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of June 29, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 29, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended June 29, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Initial Public Offering

On May 22, 2013, we commenced the initial public offering (the “Offering”) of our common stock, par value of $0.01 (the “Common Stock”). Pursuant to the Registration Statement on Form S-1 (File No. 333-167193), as amended, that was declared effective on May 22, 2013 (collectively, the “Registration Statement”), we registered 18,157,895 shares the Common Stock (including 2,368,421 shares representing an over-allotment option we granted to the underwriters in the Offering). The entirety of the Common Stock was sold in the Offering at a price per share to the public of $21.00 for an aggregate offering price of $381.3 million. J.P. Morgan Securities LLC, Credit Suisse Securities (USA) LLC and Goldman, Sachs & Co. acted as joint book-running managers and the representatives of the underwriters for the Offering. The Offering closed on May 29, 2013, and the net proceeds of the Offering to the Company were $353.4 million, determined as follows (in thousands):

(Amounts in thousands)
Aggregate gross offering proceeds to the Company	$381,316
Underwriting discounts and commissions	(25,396)
Other fees and expenses	(2,513)
Total fees	(27,909)
$353,407

We used cash on hand to pay the approximately $2.0 million of expenses in connection with the Offering.
We used $89.1 million of the net proceeds of the Offering to redeem $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes at a redemption price equal to 103.000% plus accrued and unpaid interest thereon and $71.1 million of the net proceeds of the Offering to redeem $64.0 million aggregate principal amount of the 9.375% Senior Notes at a redemption price equal to 109.375% plus accrued and unpaid interest thereon. We also used $80.0 million of the net proceeds of the Offering to repay our indebtedness under the ABL Facility and $18.9 million of the net proceeds of the Offering to pay the termination fee due under the General Advisory Agreement with CI Capital Partners. We used the remaining $94.3 million of the net proceeds of the Offering for general corporate purposes, including the payment of the aggregate purchase price of approximately $78.9 to acquire all of the issued and outstanding capital stock of Mitten.

Issuance of Common Stock
On May 23, 2013, in connection with the merger of Ply Gem Prime with and into the Company with the Company remaining as the surviving company, we issued an aggregate of 48,962,494 shares of the Common Stock to the stockholders of Ply Gem Prime. The shares of the Common Stock were issued in reliance on the registration exemption contained in Section 4(a)(2) of the Securities Act, on the basis that the transaction did not involve a public offering. No underwriters were involved in the transaction.

Item 5. OTHER INFORMATION

On August 9, 2013, Mr. Lynn Morstad, resigned his position as President of Ply Gem's U.S. Windows Group. In the future, Mr. Morstad will focus his efforts in the development and implementation of certain strategic initiatives of the Company, while assisting with the transition of his previous duties.

Item 6.                                                 EXHIBITS

(a)   Exhibits

Exhibit No.                                                                  Description of Exhibits

2.1
Agreement and Plan of Merger, dated as of May 22, 2013, by and between Ply Gem Prime Holdings, Inc. and Ply Gem Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K, dated May 22, 2013 (File No. 001-35930)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K, dated May 22, 2013 (File No. 001-35930)).
3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company's Form 8-K, dated May 22, 2013 (File No. 001-35930)).
10.1
Second Amended and Restated Stockholders' Agreement, dated as of May 22, 2013, by and among Ply Gem Holdings, Inc., Ply Gem Prime Holdings, Inc., Caxton-Iseman (Ply Gem), L.P., Caxton-Iseman (Ply Gem) II, L.P., the management stockholders named therein and for purposes of certain sections only, Rajaconda Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company's Form 8-K, dated May 22, 2013 (File No. 001-35930)).

10.2
Registration Rights Agreement, dated as of May 22, 2013, by and among Ply Gem Holdings, Inc., Caxton-Iseman (Ply Gem), L.P. and Caxton-Iseman (Ply Gem) II, L.P. and other parties named therein (incorporated by reference from Exhibit 10.2 to the Company's Form 8-K, dated May 22, 2013 (File No. 001-35930)).

10.3
Tax Receivable Agreement, dated as of May 22, 2013, by and among Ply Gem Holdings, Inc. and the Tax Receivable Entity (incorporated by reference from Exhibit 10.3 to the Company's Form 8-K, dated May 22, 2013 (File No. 001-35930)).

10.4
Third Amended and Restated Tax Sharing Agreement, dated as of May 23, 2013, between Ply Gem Holdings, Inc. and Ply Gem Industries, Inc. (incorporated by reference from Exhibit 10.4 to the Company's Form 8-K, dated May 22, 2013 (File No. 001-35930)).

10.5
Termination Agreement, dated as of May 29, 2013, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.5 to the Company's Form 8-K, dated May 22, 2013 (File No. 001-35930)).

10.6
Form of Transfer Restriction Agreement between Ply Gem Holdings, Inc. and the stockholder party thereto (incorporated by reference from Exhibit 10.48 to Amendment No. 5 to the Company's Registration Statement on Form S-1, dated May 13, 2013 (File No. 333-167193)).

10.7	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.40 to Amendment No. 5 to the Company's Registration Statement on Form S-1, dated May 13, 2013 (File No. 333-167193)).
10.8	Ply Gem Holdings, Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 10.8 to the Company's Form 8-K, dated May 22, 2013 (File No. 001-35930)).
10.9	Ply Gem Holdings, Inc. Long Term Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company's Form 8-K, dated May 22, 2013 (File No. 001-35930)).
31.1 *	Certification by President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification by Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification by President and Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification by Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, filed on August 13, 2013, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  August 13, 2013

By:	/s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date:  August 13, 2013

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary