Form 10-Q
period 2013-09-28
PLY GEM HOLDINGS INC
filed 2013-11-06
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013
or
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

As of November 6, 2013, there were 67,163,779 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED September 28, 2013

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67

Item 6.	Exhibits	68

Signatures		69

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	September 28, 2013	September 29, 2012
Net sales	$407,426	$306,193
Cost of products sold	323,258	235,500
Gross profit	84,168	70,693
Operating expenses:
Selling, general and administrative expenses	47,597	36,684
Amortization of intangible assets	5,651	6,738
Total operating expenses	53,248	43,422
Operating earnings	30,920	27,271
Foreign currency (loss) gain	(376)	100
Interest expense	(22,045)	(27,543)
Interest income	285	17
Tax receivable agreement liability adjustment	6,669	—
Loss on modification or extinguishment of debt	—	(3,607)
Income (loss) before benefit for income taxes	15,453	(3,762)
Benefit for income taxes	(1,442)	(89)
Net income (loss)	$16,895	$(3,673)
Comprehensive income (loss)	$20,969	$(2,705)
Net income (loss) attributable to common shareholders per share:
Basic	$0.25	$(0.08)
Diluted	$0.25	$(0.08)
Weighted average shares outstanding:
Basic	67,120,389	48,962,494
Diluted	68,244,727	48,962,494

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the nine months ended
	September 28, 2013	September 29, 2012
Net sales	$1,032,663	$852,658
Cost of products sold	832,389	665,677
Gross profit	200,274	186,981
Operating expenses:
Selling, general and administrative expenses	131,162	107,423
Amortization of intangible assets	14,575	20,199
Initial public offering costs	23,527	—
Total operating expenses	169,264	127,622
Operating earnings	31,010	59,359
Foreign currency (loss) gain	(755)	264
Interest expense	(70,605)	(78,557)
Interest income	359	71
Tax receivable agreement liability adjustment	(1,474)	—
Loss on modification or extinguishment of debt	(18,948)	(3,607)
Loss before provision for income taxes	(60,413)	(22,470)
Provision for income taxes	1,676	1,579
Net loss	$(62,089)	$(24,049)
Comprehensive loss	$(60,998)	$(23,110)

Basic and diluted net loss attributable to common shareholders per share	$(1.08)	$(0.49)

Basic and diluted weighted average shares outstanding	57,538,917	48,962,494

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	September 28, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$23,116	$27,194
Accounts receivable, less allowances of $4,873 and $3,584, respectively	221,023	115,052
Inventories:
Raw materials	50,837	39,952
Work in process	24,892	20,931
Finished goods	63,992	39,409
Total inventory	139,721	100,292
Prepaid expenses and other current assets	23,230	15,384
Deferred income taxes	3,690	5,172
Total current assets	410,780	263,094
Property and Equipment, at cost:
Land	4,558	3,737
Buildings and improvements	43,434	37,941
Machinery and equipment	316,758	293,275
Total property and equipment	364,750	334,953
Less accumulated depreciation	(253,628)	(235,848)
Total property and equipment, net	111,122	99,105
Other Assets:
Intangible assets, net	116,567	94,356
Goodwill	423,172	392,455
Deferred income taxes	2,873	2,981
Other	23,774	29,859
Total other assets	566,386	519,651
	$1,088,288	$881,850
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$90,861	$67,797
Accrued expenses	107,851	93,918
Total current liabilities	198,712	161,715
Deferred income taxes	21,079	10,049
Payable to related parties pursuant to tax receivable agreement	18,264	—
Other long-term liabilities	58,731	60,644
Long-term debt	829,194	964,384

Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 and 100 shares authorized, none issued and outstanding, respectively	—	—
Common stock $0.01 par, 250,000,000 and 100 shares authorized, 67,120,389 and 100 issued and outstanding, respectively	671	—
Additional paid-in-capital	740,690	311,034
Accumulated deficit	(773,808)	(619,640)
Accumulated other comprehensive loss	(5,245)	(6,336)
Total stockholders' deficit	(37,692)	(314,942)
	$1,088,288	$881,850

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the nine months ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Net loss	$(62,089)	$(24,049)
Adjustments to reconcile net loss to cash provided by
(used in) operating activities:
Depreciation and amortization expense	32,983	39,579
Fair-value premium on purchased inventory	2,015	—
Fair-value decrease of contingent acquisition liability	(358)	—
Non-cash interest expense, net	9,457	8,999
Loss (gain) on foreign currency transactions	755	(264)
Loss on modification or extinguishment of debt	18,948	3,607
Prepaid management fee write off	2,682	—
Stock based compensation	1,631	1,123
Deferred income taxes	1,765	627
Tax receivable agreement liability adjustment	1,474	—
Increase (decrease) in tax uncertainty, net of valuation allowance	(1,279)	400
Other	(5)	(41)
Changes in operating assets and liabilities:
Accounts receivable, net	(75,403)	(45,679)
Inventories	(11,730)	5,565
Prepaid expenses and other current assets	(5,181)	(439)
Accounts payable	(4,192)	23,759
Accrued expenses	26,552	(12,448)
Payment of advisory termination fee to affiliate	(18,852)	—
Cash payments on restructuring liabilities	(2,893)	(535)
Other	(912)	346
Net cash provided by (used in) operating activities	(84,632)	550
Cash flows from investing activities:
Capital expenditures	(16,314)	(15,995)
Acquisitions, net of cash acquired	(99,282)	(100)
Proceeds from sale of assets	24	186
Net cash used in investing activities	(115,572)	(15,909)
Cash flows from financing activities:
Proceeds from long-term debt	—	102,991
Net revolver borrowings (payments)	(1,000)	—
Payments on long-term debt	(148,000)	(58,991)
Payment of early call premiums	(8,520)	(9,844)
Net proceeds from issuance of common stock	353,407	—
Debt issuance costs paid	(62)	(2,644)
Net cash provided by financing activities	195,825	31,512
Impact of exchange rate movements on cash	301	238
Net increase (decrease) in cash and cash equivalents	(4,078)	16,391
Cash and cash equivalents at the beginning of the period	27,194	11,700
Cash and cash equivalents at the end of the period	$23,116	$28,091

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2012 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2013.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2012 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2013 through September 28, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 28, 2013 and September 29, 2012, the condensed consolidated statements of cash flows for the nine months ended September 28, 2013 and September 29, 2012, and the condensed consolidated balance sheets as of September 28, 2013 and December 31, 2012.

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

Initial Public Offering and Related Transactions

In May 2013, the Company issued 18,157,895 shares of common stock at an initial public offering price of $21.00 per share and received gross proceeds of approximately $381.3 million in an IPO of its common stock. The shares began trading on The New York Stock Exchange on May 23, 2013 under the symbol "PGEM". The proceeds were utilized to (i) redeem, repurchase or repay a portion of the Company's outstanding indebtedness under both the 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") and the 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") as well as the Company's senior secured asset based revolving credit facility (the "ABL Facility"), (ii) to pay transaction fees and other expenses and (iii) for general corporate purposes, including to pay the aggregate purchase price for the acquisition of Mitten Inc. ("Mitten"). Refer to the Long-Term Debt footnote for disclosure on the reduction of indebtedness and the Acquisitions footnote for disclosure on the Mitten acquisition.

Immediately prior to the closing of the IPO, Ply Gem Prime merged with and into Ply Gem Holdings, with Ply Gem Holdings being the surviving entity. In the merger, the Company issued a total of 48,962,494 shares of common stock, and all of the preferred stock of Ply Gem Prime (including the subordinated debt of Ply Gem Prime that was converted into preferred stock in connection with the IPO) was converted into a number of shares of the Company's common stock based on the IPO price of the common stock and the liquidation value of and the maximum dividend amount in respect of the preferred stock. This merger resulted in an increase of approximately $92.1 million in accumulated deficit and additional paid-in-capital and an increase in deferred tax assets of $36.3 million with a full valuation allowance for Ply Gem Holdings as reflected in the Company's condensed consolidated balance sheet as of September 28, 2013. This merger had no impact on the Company's condensed consolidated statement of operations for all periods presented.

As a result of the IPO, the Company expensed within operations approximately $23.5 million in costs associated with the offering that were not directly attributable to the securities offered. The following table summarizes these costs for the nine months ended September 28, 2013.

(Amounts in thousands)
Advisory termination fee to affiliate	$18,852
2013 management fee as of date of termination	2,682
Other transaction expenses for the IPO	1,993
$23,527

Further, the Company incurred approximately $27.9 million in costs associated with the IPO that have been capitalized within additional paid-in-capital as of September 28, 2013 in the Company's condensed consolidated balance sheet. These costs include underwriter fees along with legal, accounting, printing and other general expenses directly associated with the public offering.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Ply Gem Holdings and its subsidiaries, all of which are wholly owned.  All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain amounts in prior fiscal quarters have been reclassified to conform to the presentation adopted in the current fiscal quarter with no effect on net income (loss) or accumulated deficit. During the three months ended September 28, 2013, the Company decreased the payable to related parties pursuant to the tax receivable agreement and increased additional paid-in capital by approximately $10.9 million. This reclassification was based on revisions to the initial assumptions for the tax receivable agreement, which were utilized to calculate the initial liability.

Accounting Policies and Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  Such estimates include the allowance for doubtful accounts receivable, rebates, pensions, valuation reserve for inventories, warranty reserves, legal contingencies, assumptions used in the calculation of income taxes and the tax receivable agreement liability, projected cash flows used in the goodwill and intangible asset impairment tests, and environmental accruals and other contingencies.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, and are based on management’s best estimates and judgments.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity markets, foreign currency, litigation risk, and the depressed housing and remodeling markets have combined to increase the uncertainty inherent in such estimates and assumptions.  If different conditions result from those assumptions used in the Company’s judgments, actual results could be materially different from the Company’s estimates.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less and which are readily convertible into cash.

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $4.9 million and $3.6 million at September 28, 2013 and December 31, 2012, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of September 28, 2013, the Company had inventory purchase commitments of approximately $8.3 million.

Inventory reserves were approximately $8.7 million at September 28, 2013, increasing during the nine months ended September 28, 2013 by $2.2 million compared to the December 31, 2012 reserve balance of approximately $6.5 million.

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

Intangible Assets, Goodwill and Other Long-lived Assets

Long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company performs an undiscounted operating cash flow analysis to determine if impairment exists.  If an impairment is determined to exist, any related impairment loss is calculated based on the asset’s fair value and the discounted cash flow.

The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), (iii) Ply Gem Canada (formerly known as CWD Windows and Doors, Inc.) in the Windows and Doors segment, (iv) Mitten (formerly known as Mitten, Inc.) in the Siding, Fencing and Stone segment, and (v) Gienow Canada Inc. ("Gienow") (formerly known as Gienow WinDoor Ltd.) in the Windows and Doors segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three and nine months ended September 28, 2013.

Goodwill

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three and nine months ended September 28, 2013 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $17.6 million and $23.6 million as of September 28, 2013 and December 31, 2012, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets. Amortization of debt issuance costs for the three months ended September 28, 2013 and September 29, 2012 was approximately $1.2 million and $1.3 million, respectively.  Amortization of debt issuance costs for the nine months ended September 28, 2013 and September 29, 2012 was approximately $3.2 million and $3.8 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

The Company recorded a loss from foreign currency transactions of approximately $(0.4) million for the three months ended September 28, 2013 and a gain of approximately $0.1 million for the three months ended September 29, 2012. The Company recorded a loss from foreign currency transactions of approximately $(0.8) million for the nine months ended September 28, 2013 and a gain of approximately $0.3 million for the nine months ended September 29, 2012. As of September 28, 2013 and December 31, 2012, accumulated other comprehensive loss included a currency translation adjustment of approximately $1.1 million and $0.8 million, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-9.375%	$96,000	$101,520	$101,520	$—	$—
Senior Secured Notes-8.25%	756,000	814,590	814,590	—	—
As of September 28, 2013	$852,000	$916,110	$916,110	$—	$—
Liabilities:
Senior Notes-9.375%	$160,000	$170,400	$170,400	$—	$—
Senior Secured Notes-8.25%	840,000	907,200	907,200	—	—
As of December 31, 2012	$1,000,000	$1,077,600	$1,077,600	$—	$—

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

The Company was in a net loss position for the nine months ended September 28, 2013 and September 29, 2012 and therefore the impact of stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share, as the inclusion of such amounts would be anti-dilutive.

The computation of the dilutive effect of other potential common shares excluded options and unvested restricted stock representing approximately 0.2 million shares of common stock for the three months ended September 28, 2013 and approximately 0.2 million shares of common stock for the nine months ended September 28, 2013. Under the treasury stock method, the inclusion of these stock awards would have been anti-dilutive.

Prior to the IPO, the Company issued a total of 48,962,494 shares of common stock in connection with the merger of Ply Gem Prime into Ply Gem Holdings. Therefore, for purposes of EPS, the Company had 48,962,494 shares of common stock outstanding for the three and nine months ended September 29, 2012. The Company calculated the amounts as net income (loss) divided by the 48,962,494 shares of common stock outstanding for the three and nine months ended September 29, 2012. Prior to the IPO, all options and unvested restricted shares were instruments that were exercisable into Ply Gem Prime stock. Subsequently, those options and unvested restricted share grants were converted into Ply Gem Holdings instruments and as such will be treated prospectively from the date of the IPO for the calculation of dilutive earnings (loss) per share.

New Accounting Pronouncements

There are no new accounting pronouncements issued or effective for which the adoption thereof will have a material impact on our consolidated financial statements.

2.   ACQUISITIONS

Gienow

On April 9, 2013, the Company, through its wholly-owned Canadian subsidiary Gienow Canada Inc., acquired Gienow WinDoor Ltd. for $20.4 million, through the purchase of all of the capital stock of Gienow WinDoor Ltd. Immediately subsequent to the acquisition, Gienow WinDoor Ltd. was amalgamated into Gienow Canada Inc. (the surviving entity, "Gienow"). Gienow is in the business of manufacturing, distributing, and selling windows, doors, and related products and services to industrial and residential customers in Canada and the United States. Gienow has a manufacturing facility located in Calgary, Alberta, Canada. The Company accounted for the transaction as a purchase in accordance with the provisions of Accounting Standards Codification 840, Business Combinations, which results in a new valuation for the assets and liabilities of Gienow based upon fair values as of the purchase date.
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
$20,380

The $6.4 million of goodwill was allocated to the Windows and Doors segment for the Company and none of the goodwill is expected to be deductible for tax purposes. As of the acquisition date and as of September 28, 2013, Gienow remains in a full valuation allowance position for income tax purposes.
For the three and nine months ended September 28, 2013, Gienow contributed net sales of approximately $28.8 million and $52.2 million and net income of $1.2 million and $1.0 million, respectively, from the acquisition date (April 9, 2013), which has been included within the Company's condensed consolidated statement of operations and comprehensive income (loss). If the Gienow acquisition would have occurred at the beginning of 2012, the Company's consolidated net sales would have been $1,055.6 million and $927.4 million for the nine months ended September 28, 2013 and September 29, 2012, respectively, with a net loss of $62.7 million and $27.0 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. Additionally, net sales would have been $334.6 million with a net loss of $3.5 million for the three months ended September 29, 2012, if the Gienow acquisition would have occurred at the beginning of 2012.
Mitten
On May 31, 2013, Ply Gem completed an acquisition for cash consideration of approximately $78.9 million, subject to certain purchase agreement adjustments, to acquire the capital stock of Mitten, a leading manufacturer and distributor of vinyl siding and accessories in Canada. Mitten is located in Ontario, Canada, and therefore the acquisition will expand the Company's presence in Eastern Canada and enable the Company to expand its current distribution of its portfolio of exterior building products to this market for its siding and windows businesses.
Since the transaction was completed on May 31, 2013, the final purchase price allocation remains subject to further adjustment based on purchase accounting adjustments. The specific accounts subject to ongoing purchase accounting adjustments include various income tax assets and liabilities, accrued expenses, other current assets as well as goodwill. Therefore, the measurement date remains open as of September 28, 2013, and the preliminary purchase price allocation detailed below is subject to adjustment. The Company anticipates completing these purchase price adjustments during the fourth quarter of 2013.

The Company accounted for the transaction as a purchase in accordance with the provisions of Accounting Standards Codification 840, Business Combinations, which results in a new valuation for the assets and liabilities of Mitten based upon fair values as of the purchase date.

The purchase price of approximately $78.9 million was allocated to the assets and liabilities based on their fair values. The following is the preliminary allocation of the purchase price:

(Amounts in thousands)
Accounts receivable	$18,393
Inventories	22,592
Other current assets	2,986
Property and equipment	9,279
Other assets	1,096
Intangible assets	35,400
Goodwill	24,795
Accounts payable and accrued expenses	(24,999)
Deferred taxes	(10,640)
$78,902

The $24.8 million of goodwill was assigned to the Siding, Fencing and Stone segment for the Company and none of the goodwill is expected to be deductible for tax purposes.
For the three and nine months ended September 28, 2013, Mitten contributed net sales of approximately $42.1 million and $56.1 million and net income of $1.9 million and $1.8 million, respectively, from the acquisition date (May 31, 2013), which has been included within the Company's condensed consolidated statement of operations and comprehensive income (loss). If the Mitten acquisition would have occurred at the beginning of 2012, the Company's consolidated net sales would have been $1,082.9 million and $957.0 million for the nine months ended September 28, 2013 and September 29, 2012, respectively, with a net loss of $60.6 million and $22.3 million for the nine months ended September 28, 2013 and September 29, 2012, respectively. Additionally, net sales would have been $346.3 million with a net loss of $2.1 million for the three months ended September 29, 2012, if the Mitten acquisition would have occurred at the beginning of 2012.

Prior to September 28, 2013, the Mitten working capital adjustment was finalized and the Company has reflected in the preliminary purchase price allocation. The Company received the $2.1 million subsequent to September 28, 2013.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2012 and no impairment indicators which would trigger an interim impairment test during the three months ended September 28, 2013.

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

The reporting unit goodwill balances were as follows as of September 28, 2013 and December 31, 2012:

(Amounts in thousands)
	September 28, 2013	December 31, 2012
Siding, Fencing and Stone	$345,762	$320,984
Windows and Doors	77,410	71,471
	$423,172	$392,455

A goodwill rollforward for 2013 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of December 31, 2012
Goodwill	$399,244	$443,211
Accumulated impairment losses	(327,773)	(122,227)
	$71,471	$320,984
Currency translation adjustments	(435)	(17)
Mitten acquisition	—	24,795
Gienow acquisition	6,374	—
Balance as of September 28, 2013
Goodwill	405,183	467,989
Accumulated impairment losses	(327,773)	(122,227)
	$77,410	$345,762

Refer to the Acquisitions footnote for disclosure on the 2013 Mitten and Gienow acquisitions.

4.   INTANGIBLE ASSETS, NET

The table that follows presents the major components of intangible assets as of September 28, 2013 and December 31, 2012:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of September 28, 2013:
Patents	14	$12,770	$(9,014)	$3,756
Trademarks/Tradenames	10	92,068	(64,667)	27,401
Customer relationships	12	187,913	(103,600)	84,313
Other	5	3,280	(2,183)	1,097
Total intangible assets	12	$296,031	$(179,464)	$116,567

As of December 31, 2012:
Patents	14	$12,770	$(8,308)	$4,462
Trademarks/Tradenames	11	85,669	(61,737)	23,932
Customer relationships	13	158,158	(93,025)	65,133
Other	5	2,647	(1,818)	829
Total intangible assets	13	$259,244	$(164,888)	$94,356

Estimated amortization expense for the fiscal years 2013 through 2017 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2013 (remainder of year)	$4,980
2014	20,914
2015	20,416
2016	19,667
2017	15,826

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) is comprised of the following:

(Amounts in thousands)	For the three months ended		For the nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income (loss)	$16,895	$(3,673)	$(62,089)	$(24,049)
Foreign currency translation adjustment	4,074	968	1,091	939
Comprehensive income (loss)	$20,969	$(2,705)	$(60,998)	$(23,110)

6.   LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at September 28, 2013 and December 31, 2012 consists of the following:

(Amounts in thousands)
	September 28, 2013	December 31, 2012
Senior secured asset based revolving credit facility	$14,000	$15,000
8.25% Senior secured notes due 2018, net of
unamortized early tender premium and
discount of $31,911 and $40,870, respectively	724,089	799,130
9.375% Senior notes due 2017, net of
unamortized discount of $4,895 and $9,746, respectively	91,105	150,254
	$829,194	$964,384

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

In addition, the Company's stock ownership in the Company's subsidiaries collateralizes the 8.25% Senior Secured Notes to the extent that such equity interests and other securities can secure the 8.25% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission ("SEC"). As of September 28, 2013, no subsidiary's stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of September 28, 2013, the Company’s interest rate on the new ABL Facility was approximately 2.5%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February, and March). The fixed charge coverage ratio is calculated as the ratio of (i) the Company's Adjusted EBITDA, as defined in the credit agreement governing the ABL Facility, less the aggregate amount of capital expenditures less taxes paid or payable in cash to (ii) the Company's interest expense plus certain mandatory principal payments plus restricted payments, each as defined in the credit agreement governing the ABL Facility. Since the inception of the new ABL Facility in 2011, the Company has not been required to meet this fixed charge coverage ratio as the Company's excess availability has exceeded the minimum thresholds.

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

On November 1, 2013, Ply Gem Industries entered into an amended and restated ABL Facility. Among other things, the amended ABL Facility: (i) increased the overall facility to $250.0 million, (ii) increased the accordion feature to $100.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.50% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) increased the amount available under the ABL Facility to Ply Gem Industries' Canadian subsidiaries to $50.0 million. All outstanding loans under this ABL Facility are due and payable in full on November 1, 2018 (or January 15, 2017 if the 9.375% Senior Notes are not repaid or refinanced by that date or November 15, 2017 if the 8.25% Senior Secured Notes are not repaid or refinanced by that date).

As of September 28, 2013, Ply Gem Industries had approximately $192.8 million of contractual availability and approximately $177.8 million of borrowing base availability under the existing ABL Facility, reflecting $14.0 million of borrowings outstanding and approximately $5.7 million of letters of credit.

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

Loss on modification or extinguishment of debt

As a result of the June 28, 2013 redemption of approximately $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes, the Company recorded a loss on debt extinguishment of approximately $8.1 million during the nine months ended September 28, 2013.

As a result of the June 22, 2013 redemption of approximately $64.0 million aggregate principal amount of the 9.375% Senior Notes, the Company recorded a loss on debt extinguishment of approximately $10.8 million during the nine months ended September 28, 2013.

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

Based on these financing transactions, the Company recognized a loss on debt extinguishment of approximately $0 and $18.9 million and for the three and nine months ended September 28, 2013, respectively, and a loss on debt modification or extinguishment of approximately $3.6 million for the three and nine months ended September 29, 2012, as summarized in the tables below.

(Amounts in thousands)	For the three months ended
	September 28, 2013	September 29, 2012
Loss on extinguishment of debt:
13.125% Senior Subordinated Notes call premium	$—	$(1,487)
13.125% Senior Subordinated Notes unamortized discount	—	(372)
13.125% Senior Subordinated Notes unamortized debt issuance costs	—	(299)
	—	(2,158)
Loss on modification of debt:
Third party fees for 9.375% Senior Notes	—	(1,449)
	—	(1,449)

Total loss on modification or extinguishment of debt	$—	$(3,607)

(Amounts in thousands)	For the nine months ended
	September 28, 2013	September 29, 2012
Loss on debt extinguishment:
Call premium for 8.25% Senior Secured Notes	$(2,520)	$—
8.25% Senior Secured Notes unamortized discount	(3,831)	—
8.25% Senior Secured Notes unamortized debt issuance costs	(1,766)	—
Call premium for 9.375% Senior Notes	(6,000)	—
9.375% Senior Notes unamortized discount	(3,666)	—
9.375% Senior Notes unamortized debt issuance costs	(1,165)	—
13.125% Senior Subordinated Notes call premium	—	(1,487)
13.125% Senior Subordinated Notes unamortized discount	—	(372)
13.125% Senior Subordinated Notes unamortized debt issuance costs	—	(299)
	$(18,948)	$(2,158)
Loss on modification of debt:
Third party fees for 9.375% Senior Notes	—	(1,449)
	—	(1,449)

Total loss on modification or extinguishment of debt	$(18,948)	$(3,607)

7.   PENSION PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended		For the nine months ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Service cost	$29	$—	$87	$—
Interest cost	440	467	1,320	1,401
Expected return on plan assets	(513)	(504)	(1,539)	(1,512)
Amortization of loss	234	200	702	600
Net periodic benefit expense	$190	$163	$570	$489

8.   COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets of approximately $3.2 million and $3.4 million at September 28, 2013 and December 31, 2012, respectively.  As of September 28, 2013 and December 31, 2012, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million and $0.4 million, respectively, in current liabilities and $2.8 million and $3.0 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	September 28, 2013	December 31, 2012
Product claim liabilities	$142	$218
Multiemployer pension plan withdrawal liability	2,515	2,615
Other	580	578
	$3,237	$3,411

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of September 28, 2013 and December 31, 2012, warranty liabilities of approximately $10.4 million and $8.3 million, respectively, have been recorded in current liabilities and approximately $30.0 million and $29.5 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended		For the nine months ended
(Amounts in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Balance, beginning of period	$40,554	$37,510	$37,870	$38,612
Acquisitions - Gienow and Mitten	—	—	4,675	—
Warranty expense during period	3,827	2,992	8,197	7,386
Settlements made during period	(4,012)	(2,854)	(10,373)	(8,350)
Balance, end of period	$40,369	$37,648	$40,369	$37,648

Environmental

In 2011, MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, entered into an Administrative Order on Consent with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), primarily relating to contamination associated with prior dip tank operations and the associated underground storage tank formerly located at its Rocky Mount, Virginia property.  During 2011, as part of the Administrative Order on Consent, the Company provided the EPA with a preliminary cost estimate of approximately $1.8 million over the remediation period, which is estimated through 2023.  The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.3 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at September 28, 2013 and approximately $0.3 million of this environmental liability within current liabilities and approximately $1.5 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at December 31, 2012.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities for this subject contamination have been previously assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners.  As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries is, however, limited by the terms of the indemnity as well as the strength of U.S. Industries’ financial condition, which could change in the future.  As of September 28, 2013, no recovery has been recognized on the Company’s condensed consolidated balance sheet but the Company will actively pursue this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

In September 2013, MW entered into a Consent Order with the Virginia Department of Environmental Quality for the purpose of resolving certain Title V air permitting matters at its Rocky Mount, Virginia facility.

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

In John Gulbankian and Robert D. Callahan v. MW Manufacturers, Inc., a purported class action filed in March 2010 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's V-Wood windows. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. Discovery regarding class certification is currently closed, although the hearing regarding class certification has not yet been scheduled. The Company believes it has valid defenses to this claim, and it will vigorously defend this claim.

In Eric Hartshorn and Bethany Perry v. MW Manufacturers, Inc., a purported class action filed in July 2012 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's Freedom and Freedom 800 windows. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. This action is currently in the late stages of discovery regarding class certification, and a hearing regarding class certification has been scheduled for January 15, 2014. The Company believes it has valid defenses to this claim, and it will vigorously defend this claim.

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

In J-Channel Industries Corporation v. Lowe’s Companies, Inc., and Ply Gem Industries, Inc., a purported patent infringement case filed in the United States District Court for the Eastern Division of Tennessee, Northern Division, plaintiff, a wholly owned subsidiary of CopyTele, Inc., a company specializing in patent monetization and patent assertion, alleges damages as a result of patent infringement by certain windows having an integrated “j-channel” feature. Ply Gem accepted tender from co-defendant Lowe’s Companies, Inc. The plaintiff seeks a variety of relief, including (i) economic and compensatory damages and (ii) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. This action is currently in the early stages of discovery. The Company believes it has valid defenses to this claim, and it will vigorously defend this claim.

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

9.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at September 28, 2013 and December 31, 2012:

(Amounts in thousands)	September 28, 2013	December 31, 2012
Insurance	$3,561	$3,499
Employee compensation and benefits	8,801	5,745
Sales and marketing	40,458	23,939
Product warranty	10,357	8,336
Accrued freight	2,427	890
Accrued interest	11,942	30,465
Accrued environmental liability	468	473
Accrued pension	623	1,141
Accrued sales returns and discounts	4,690	2,201
Accrued taxes	5,074	3,035
Other	19,450	14,194
	$107,851	$93,918

Other long-term liabilities consist of the following at September 28, 2013 and December 31, 2012:

(Amounts in thousands)	September 28, 2013	December 31, 2012
Insurance	$1,860	$1,593
Pension liabilities	13,945	14,139
Multi-employer pension withdrawal liability	2,515	2,615
Product warranty	30,012	29,534
Long-term product claim liability	142	218
Long-term environmental liability	1,574	1,824
Liabilities for tax uncertainties	2,175	3,454
Other	6,508	7,267
	$58,731	$60,644

Long-term incentive plan

During the year ended December 31, 2011, the Company finalized a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize employees through the downturn in the housing market. During the three months ended September 28, 2013 and September 29, 2012, the Company recognized a LTIP expense of $0.2 million and $0.5 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss). During the nine months ended September 28, 2013 and September 29, 2012, the Company recognized a LTIP expense of $1.1 million and $1.4 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss). The LTIP liability is $3.9 million and $2.8 million as of September 28, 2013 and December 31, 2012, respectively, of which $2.6 million and $0.0 million has been recorded within other current liabilities and $1.3 million and $2.8 million in other long-term liabilities in the condensed consolidated balance sheets as of September 28, 2013 and December 31, 2012, respectively.

Other liabilities

During the three months ended September 28, 2013 and September 29, 2012, the Company made approximately $1.0 million and $0.0 million, in cash payments on restructuring liabilities, respectively. During the nine months ended September 28, 2013 and September 29, 2012, the Company made approximately $2.9 million and $0.0 million, in cash payments on restructuring liabilities, respectively. These payments were for product simplification costs incurred for the Windows and Doors segment.

10.   INCOME TAXES
Effective tax rate and debt transactions
Under FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book (loss) income. In addition, we exclude jurisdictions with a projected loss for the year or the year-to-date loss where we cannot recognize a tax benefit from our estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company includes certain items treated as discrete events to arrive at an estimated effective tax rate. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods in accordance with ASC 740-270.

For the nine months ended September 28, 2013, the Company's estimated effective income tax rate was approximately 4.0%, which varied from the statutory rate primarily due to state income tax expense, valuation allowance, tax contingencies, and foreign income taxes. The effective tax rate including discrete items was 2.8%. The tax expense for the nine months ended September 28, 2013 is approximately $1.7 million.
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

Valuation allowance
As of September 28, 2013, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. In addition, Gienow, which was acquired in April 2013, has a full valuation allowance provided against its deferred tax assets. Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company currently has book goodwill of approximately $19.3 million that is not amortized, which results in a deferred tax liability of approximately $5.5 million at September 28, 2013. Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets. The Company continues to evaluate its ability to realize the net deferred tax assets and its estimates are subject to change.

Tax uncertainties
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company’s state income tax returns are not currently under examination by any state taxing authorities. During the three months ended September 28, 2013, the Company decreased its tax contingency reserve by approximately $1.5 million as a result of reducing reserves on an uncertain tax position for the effective settlement of a state income tax audit offset by interest accrued on existing uncertain tax positions. During the nine months ended September 28, 2013, the Company decreased its tax contingency reserve by approximately $1.3 million as a result of reducing an uncertain tax position for the effective settlement of a state income tax audit partially offset by additional interest accrued on existing uncertain tax positions.
Tax Receivable Agreement
On May 22, 2013, the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with PG ITR Holdco, L.P. (the “Tax Receivable Entity”). The Tax Receivable Agreement generally provides for the payment by the Company to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes in periods ending after the IPO as a result of (i) net operating loss ("NOL") carryovers from periods (or portions thereof) ending before January 1, 2013, (ii) deductible expenses attributable to the transactions related to the IPO and (iii) deductions related to imputed interest deemed to be paid by the Company as a result of or attributable to payments under the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such benefits have been utilized or expired. The Company will retain the benefit of the remaining 15% of these tax savings. The Tax Receivable Agreement will obligate the Company to make payments to the Tax Receivable Entity generally equal to 85% of the applicable cash savings that is actually realized as a result of utilizing NOL carryovers once the tax returns are filed for that respective tax year.

The Company estimates that the total anticipated amount of future payments under the Tax Receivable Agreement will be approximately $100.0 million assuming no material changes in the relevant tax law, that the Company earns sufficient taxable income to utilize the net operating loss carrying forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability. As of September 28, 2013, the Company estimates that the potential Tax Receivable Agreement liability associated with the NOL carryovers amounted to approximately $89.1 million with the remaining $10.9 million estimated for the deductible expenses associated with the initial public offering.

As of September 28, 2013, the Company had a liability of $18.3 million for the amount due pursuant to the Tax Receivable Agreement, of which approximately $16.8 million related to projected NOL carryovers, which was recognized at the inception of the Tax Receivable Agreement with a corresponding reduction to additional paid-in-capital in the Company's condensed consolidated balance sheets. The remaining $1.5 million liability was expensed in the Company's condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 28, 2013 for the IPO deductible expenses occurring during the nine months ended September 28, 2013. This $18.3 million liability was recorded as a noncurrent liability as the amount will not be paid in cash within the next 12 months.

Other
As of September 28, 2013, the Company has not established U.S. deferred taxes on approximately $23.9 million of unremitted earnings of the Company’s foreign subsidiary, Ply Gem Canada. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.
On December 23, 2011, the U.S. Treasury Department issued comprehensive temporary and proposed regulations addressing the treatment of expenditures related to tangible property for tax purposes. The final regulations were issued on September 13, 2013 and are effective for tax years beginning January 1, 2014. The Company has begun to evaluate the changes necessary to comply with the regulations and the related administrative procedures and is not currently aware of any adjustments that would be material to the Company’s condensed consolidated financial statements.

11.   STOCK-BASED COMPENSATION

A rollforward of stock options outstanding during the nine months ended September 28, 2013 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2013	3,395,722	$10.83	5.95
Granted	—	—	—
Forfeited or expired	(18,786)		—
Balance at September 28, 2013	3,376,936	$10.85	5.36

In connection with the merger in conjunction with the IPO, options to purchase shares of common stock of Ply Gem Prime were converted into 3,386,008 options to purchase shares of Ply Gem Holdings common stock with adjustments to the per share exercise prices.

As of September 28, 2013, 2,360,070 options were 100% vested.  At September 28, 2013, the Company had approximately $3.5 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.33 years.

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

During December 2012, the Company issued 3,886 restricted shares of common stock to each of three independent members of the Board of Directors.  These shares will vest over the 2012 through 2013 twelve month period and the Company is expensing these items ratably over the twelve month period up to the vesting date. During the three and nine months ended September 28, 2013, the Company expensed $45,000 and $135,000, respectively, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive loss.

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

Following is a summary of the Company’s segment information:

	For the three months ended		For the nine months ended
(Amounts in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net sales
Siding, Fencing and Stone	$228,214	$179,852	$565,010	$511,157
Windows and Doors	179,212	126,341	467,653	341,501
	$407,426	$306,193	$1,032,663	$852,658
Operating earnings (loss)
Siding, Fencing and Stone	$39,476	$34,403	$92,998	$88,487
Windows and Doors	(4,489)	(2,370)	(22,549)	(15,622)
Unallocated	(4,067)	(4,762)	(39,439)	(13,506)
	$30,920	$27,271	$31,010	$59,359

	Total assets as of
	September 28, 2013	December 31, 2012
Total assets
Siding, Fencing and Stone	$713,244	$558,501
Windows and Doors	333,180	271,650
Unallocated	41,864	51,699
	$1,088,288	$881,850

13.  RELATED PARTY TRANSACTIONS

Under the General Advisory Agreement (the “General Advisory Agreement”) the Company entered into with CI Capital Partners LLC (“CI Capital Partners”), formerly Caxton-Iseman Capital LLC, CI Capital Partners provided the Company with acquisition and financial advisory services as the Board of Directors reasonably requested.  Under the General Advisory Agreement the Company paid and expensed, as a component of selling, general, and administrative expenses, a management fee of approximately $0.0 million, and $0.9 million, for the three months ended September 28, 2013 and September 29, 2012, respectively, and approximately $0.4 million, and $2.1 million, for the nine months ended September 28, 2013 and September 29, 2012, respectively.

During 2012, the Company and CI Capital Partners amended the General Advisory Agreement to, among other things, extend the term for a period of ten years to November 6, 2022. In connection with the IPO in May 2013, the General Advisory Agreement was terminated prior to the end of the initial term, as such, Ply Gem Industries paid to CI Capital Partners an amount equal to the present value of the annual advisory fees that would have been payable for three years, based on the Company’s cost of funds to borrow amounts under the Company’s senior credit facilities. This payment of approximately $18.9 million was made in May 2013 and was expensed within initial public offering costs in the condensed consolidated statement of operations and comprehensive income (loss). The Company also expensed approximately $2.7 million of the 2013 capitalized advisory fees paid to CI Capital Partners as a result of the termination within initial public offering costs in the condensed consolidated statement of operations and comprehensive income (loss). The Company also paid CI Capital Partners approximately $0.4 million for advisory services in connection with the Gienow acquisition during the nine months ended September 28, 2013 and this amount was expensed within selling, general, and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss).

In May 2013, the Company finalized an agreement with the Company's President and Chief Executive officer providing a one-time cash bonus of $1.5 million upon the successful completion of an IPO prior to December 31, 2013, subject to his continued employment with the Company through this date. This bonus agreement was made in lieu of any benefits that the President and Chief Executive Officer may have received under the Tax Receivable Agreement and was paid during May 2013 and expensed within initial public offering costs in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 28, 2013.

14.   SUBSEQUENT EVENT

On September 30, 2013, the Company announced that it will realign production across two manufacturing facilities in Calgary, Alberta, Canada, which should improve the Company’s overall operating efficiency. The two manufacturing facilities resulted from the Company’s acquisition of Gienow, completed in April 2013, combined with the pre-existing manufacturing facility of Ply Gem Canada. These realignment plans include shifting the majority of the vinyl window and door production into Gienow’s manufacturing facility in Calgary, Alberta, Canada, while maintaining wood window and door production in the Ply Gem Canada’s manufacturing facility also located in Calgary, Alberta, Canada. In connection with this realignment, distribution will also be realigned across Gienow and Ply Gem Canada distribution centers in Western Canada.

Production will begin to be realigned during October 2013, with the majority expected to be completed by March 2014. In connection with these plans, the Company expects to incur pre-tax exit and restructuring cash and non-cash costs together of approximately $4.3 million, which includes lease and contract termination costs, personnel-related costs and other facilities-related costs.

15.   GUARANTOR/NON-GUARANTOR

The 8.25% Senior Secured Notes and the 9.375% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of September 28, 2013 and December 31, 2012, and for the three and nine months ended September 28, 2013 and September 29, 2012.  The non-guarantor information presented represents our Canadian subsidiaries: Ply Gem Canada, Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended September 28, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$316,548	$90,878	$—	$407,426
Cost of products sold	—	—	256,912	66,346	—	323,258
Gross profit	—	—	59,636	24,532	—	84,168
Operating expenses:
Selling, general and
administrative expenses	—	4,067	26,780	16,750	—	47,597
Intercompany administrative
charges	—	—	4,235	1,941	(6,176)	—
Amortization of intangible assets	—	—	4,221	1,430	—	5,651
Total operating expenses	—	4,067	35,236	20,121	(6,176)	53,248
Operating earnings (loss)	—	(4,067)	24,400	4,411	6,176	30,920
Foreign currency loss	—	—	—	(376)	—	(376)
Intercompany interest	—	17,842	(17,509)	(333)	—	—
Interest expense	—	(22,070)	(9)	34	—	(22,045)
Interest income	—	1	165	119	—	285
Tax receivable agreement liability adjustment	—	6,669	—	—	—	6,669
Intercompany administrative income	—	6,176	—	—	(6,176)	—
Income before equity in
subsidiaries' income	—	4,551	7,047	3,855	—	15,453
Equity in subsidiaries' income	16,895	12,344	—	—	(29,239)	—
Income before provision
(benefit) for income taxes	16,895	16,895	7,047	3,855	(29,239)	15,453
Provision (benefit) for income taxes	—	—	(2,124)	682	—	(1,442)
Net income	$16,895	$16,895	$9,171	$3,173	$(29,239)	$16,895

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	4,074	—	4,074
Total comprehensive income	$16,895	$16,895	$9,171	$7,247	$(29,239)	$20,969

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended September 29, 2012
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$285,812	$20,381	$—	$306,193
Cost of products sold	—	—	221,325	14,175	—	235,500
Gross profit	—	—	64,487	6,206	—	70,693
Operating expenses:
Selling, general and
administrative expenses	—	4,684	28,036	3,964	—	36,684
Intercompany administrative
charges	—	—	3,719	762	(4,481)	—
Amortization of intangible assets	—	78	6,660	—	—	6,738
Total operating expenses	—	4,762	38,415	4,726	(4,481)	43,422
Operating earnings (loss)	—	(4,762)	26,072	1,480	4,481	27,271
Foreign currency gain	—	—	—	100	—	100
Intercompany interest	—	25,682	(25,682)	—	—	—
Interest expense	—	(27,533)	(10)	—	—	(27,543)
Interest income	—	1	11	5	—	17
Loss on modification or
extinguishment of debt	—	(3,607)	—	—	—	(3,607)
Intercompany administrative income	—	4,481	—	—	(4,481)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(5,738)	391	1,585	—	(3,762)
Equity in subsidiaries' income (loss)	(3,673)	2,065	—	—	1,608	—
Income (loss) before provision
(benefit) for income taxes	(3,673)	(3,673)	391	1,585	1,608	(3,762)
Provision (benefit) for income taxes	—	—	(531)	442	—	(89)
Net income (loss)	$(3,673)	$(3,673)	$922	$1,143	$1,608	$(3,673)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	968	—	968
Total comprehensive income (loss)	$(3,673)	$(3,673)	$922	$2,111	$1,608	$(2,705)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 28, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$872,528	$160,135	$—	$1,032,663
Cost of products sold	—	—	713,064	119,325	—	832,389
Gross profit	—	—	159,464	40,810	—	200,274
Operating expenses:
Selling, general and
administrative expenses	—	15,912	83,032	32,218	—	131,162
Intercompany administrative
charges	—	—	15,134	5,047	(20,181)	—
Amortization of intangible assets	—	—	12,629	1,946	—	14,575
Initial public offering costs	—	23,527	—	—	—	23,527
Total operating expenses	—	39,439	110,795	39,211	(20,181)	169,264
Operating earnings (loss)	—	(39,439)	48,669	1,599	20,181	31,010
Foreign currency loss	—	—	—	(755)	—	(755)
Intercompany interest	—	59,992	(59,238)	(754)	—	—
Interest expense	—	(70,583)	(28)	6	—	(70,605)
Interest income	—	6	181	172	—	359
Tax receivable agreement liability adjustment	—	(1,474)	—	—	—	(1,474)
Loss on modification or
extinguishment of debt	—	(18,948)	—	—	—	(18,948)
Intercompany administrative income	—	20,181	—	—	(20,181)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(50,265)	(10,416)	268	—	(60,413)
Equity in subsidiaries' income (loss)	(62,089)	(11,824)	—	—	73,913	—
Income (loss) before provision
(benefit) for income taxes	(62,089)	(62,089)	(10,416)	268	73,913	(60,413)
Provision (benefit) for income taxes	—	—	1,866	(190)	—	1,676
Net income (loss)	$(62,089)	$(62,089)	$(12,282)	$458	$73,913	$(62,089)

Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	1,091	—	1,091
Total comprehensive income (loss)	$(62,089)	$(62,089)	$(12,282)	$1,549	$73,913	$(60,998)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 29, 2012
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$799,788	$52,870	$—	$852,658
Cost of products sold	—	—	627,187	38,490	—	665,677
Gross profit	—	—	172,601	14,380	—	186,981
Operating expenses:
Selling, general and
administrative expenses	—	13,284	82,605	11,534	—	107,423
Intercompany administrative
charges	—	—	10,658	2,094	(12,752)	—
Amortization of intangible assets	—	222	19,977	—	—	20,199
Total operating expenses	—	13,506	113,240	13,628	(12,752)	127,622
Operating earnings (loss)	—	(13,506)	59,361	752	12,752	59,359
Foreign currency gain	—	—	—	264	—	264
Intercompany interest	—	77,048	(77,048)	—	—	—
Interest expense	—	(78,545)	(10)	(2)	—	(78,557)
Interest income	—	3	57	11	—	71
Loss on modification or
extinguishment of debt	—	(3,607)	—	—	—	(3,607)
Intercompany administrative income	—	12,752	—	—	(12,752)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(5,855)	(17,640)	1,025	—	(22,470)
Equity in subsidiaries' income (loss)	(24,049)	(18,194)	—	—	42,243	—
Income (loss) before provision
for income taxes	(24,049)	(24,049)	(17,640)	1,025	42,243	(22,470)
Provision for income taxes	—	—	1,258	321	—	1,579
Net income (loss)	$(24,049)	$(24,049)	$(18,898)	$704	$42,243	$(24,049)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	939	—	939
Total comprehensive income (loss)	$(24,049)	$(24,049)	$(18,898)	$1,643	$42,243	$(23,110)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 28, 2013
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$16,643	$(7,979)	$14,452	$—	$23,116
Accounts receivable, net	—	—	175,205	45,818	—	221,023
Inventories:
Raw materials	—	—	38,881	11,956	—	50,837
Work in process	—	—	23,420	1,472	—	24,892
Finished goods	—	—	42,525	21,467	—	63,992
Total inventory	—	—	104,826	34,895	—	139,721
Prepaid expenses and other
current assets	—	2,826	13,636	6,768	—	23,230
Deferred income taxes	—	—	3,676	14	—	3,690
Total current assets	—	19,469	289,364	101,947	—	410,780
Investments in subsidiaries	(37,692)	(162,577)	—	—	200,269	—
Property and Equipment, at cost:
Land	—	—	3,565	993	—	4,558
Buildings and improvements	—	—	37,667	5,767	—	43,434
Machinery and equipment	—	2,689	295,387	18,682	—	316,758
	—	2,689	336,619	25,442	—	364,750
Less accumulated depreciation	—	(1,248)	(244,486)	(7,894)	—	(253,628)
Total property and equipment, net	—	1,441	92,133	17,548	—	111,122
Other Assets:
Intangible assets, net	—	—	82,058	34,509	—	116,567
Goodwill	—	—	383,042	40,130	—	423,172
Deferred income taxes	—	—	—	2,873	—	2,873
Intercompany note receivable	—	955,952	—	—	(955,952)	—
Other	—	20,954	2,820	—	—	23,774
Total other assets	—	976,906	467,920	77,512	(955,952)	566,386
	$(37,692)	$835,239	$849,417	$197,007	$(755,683)	$1,088,288

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$361	$66,324	$24,176	$—	$90,861
Accrued expenses	—	15,616	71,299	20,936	—	107,851
Total current liabilities	—	15,977	137,623	45,112	—	198,712
Deferred income taxes	—	—	10,493	10,586	—	21,079
Intercompany note payable	—	—	855,205	100,747	(955,952)	—
Payable to related parties pursuant to
tax receivable agreement	—	18,264	—	—	—	18,264
Other long-term liabilities	—	9,496	46,222	3,013	—	58,731
Long-term debt	—	829,194	—	—	—	829,194
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	671	671	—	—	(671)	671
Additional paid-in-capital	740,690	740,690	466,768	12,600	(1,220,058)	740,690
(Accumulated deficit) retained earnings	(773,808)	(773,808)	(666,894)	23,858	1,416,844	(773,808)
Accumulated other
comprehensive income (loss)	(5,245)	(5,245)	—	1,091	4,154	(5,245)
Total stockholders' (deficit) equity	(37,692)	(37,692)	(200,126)	37,549	200,269	(37,692)
	$(37,692)	$835,239	$849,417	$197,007	$(755,683)	$1,088,288

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$23,332	$(4,307)	$8,169	$—	$27,194
Accounts receivable, net	—	—	107,961	7,091	—	115,052
Inventories:
Raw materials	—	—	35,074	4,878	—	39,952
Work in process	—	—	20,220	711	—	20,931
Finished goods	—	—	35,927	3,482	—	39,409
Total inventory	—	—	91,221	9,071	—	100,292
Prepaid expenses and other
current assets	—	12	13,844	1,528	—	15,384
Deferred income taxes	—	—	5,161	11	—	5,172
Total current assets	—	23,344	213,880	25,870	—	263,094
Investments in subsidiaries	(314,942)	(212,065)	—	—	527,007	—
Property and Equipment, at cost:
Land	—	—	3,565	172	—	3,737
Buildings and improvements	—	—	36,320	1,621	—	37,941
Machinery and equipment	—	2,145	281,885	9,245	—	293,275
	—	2,145	321,770	11,038	—	334,953
Less accumulated depreciation	—	(932)	(228,596)	(6,320)	—	(235,848)
Total property and equipment, net	—	1,213	93,174	4,718	—	99,105
Other Assets:
Intangible assets, net	—	—	94,356	—	—	94,356
Goodwill	—	—	383,042	9,413	—	392,455
Deferred income taxes	—	—	—	2,981	—	2,981
Intercompany note receivable	—	856,739	—	—	(856,739)	—
Other	—	27,142	2,717	—	—	29,859
Total other assets	—	883,881	480,115	12,394	(856,739)	519,651
	$(314,942)	$696,373	$787,169	$42,982	$(329,732)	$881,850

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$254	$63,110	$4,433	$—	$67,797
Accrued expenses	—	32,744	58,547	2,627	—	93,918
Total current liabilities	—	32,998	121,657	7,060	—	161,715
Deferred income taxes	—	—	10,049	—	—	10,049
Intercompany note payable	—	—	856,739	—	(856,739)	—
Other long-term liabilities	—	13,933	45,811	900	—	60,644
Long-term debt	—	964,384	—	—	—	964,384
Commitments and contingencies
Stockholder's Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	—	—	—	—	—	—
Additional paid-in-capital	311,034	311,034	407,525	5,737	(724,296)	311,034
(Accumulated deficit) retained earnings	(619,640)	(619,640)	(654,612)	23,400	1,250,852	(619,640)
Accumulated other
comprehensive income (loss)	(6,336)	(6,336)	—	5,885	451	(6,336)
Total stockholder's (deficit) equity	(314,942)	(314,942)	(247,087)	35,022	527,007	(314,942)
	$(314,942)	$696,373	$787,169	$42,982	$(329,732)	$881,850

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 28, 2013
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(62,089)	$(62,089)	$(12,282)	$458	$73,913	$(62,089)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	315	28,744	3,924	—	32,983
Fair-value premium on purchased inventory	—	—	—	2,015	—	2,015
Fair-value decrease of contingent acquisition liability	—	—	(358)	—	—	(358)
Non-cash interest expense, net	—	9,457	—	—	—	9,457
Loss on foreign currency transactions	—	—	—	755	—	755
Loss on modification or extinguishment of debt	—	18,948	—	—	—	18,948
Prepaid management fee write off	—	2,682	—	—	—	2,682
Stock based compensation	—	1,631	—	—	—	1,631
Deferred income taxes	—	—	1,937	(172)	—	1,765
Tax receivable agreement liability adjustment	—	1,474	—	—	—	1,474
Increase in tax uncertainty,
net of valuation allowance	—	—	(1,279)	—	—	(1,279)
Equity in subsidiaries' net loss	62,089	11,824	—	—	(73,913)	—
Other	—	—	(5)	—	—	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(67,244)	(8,159)	—	(75,403)
Inventories	—	—	(13,605)	1,875	—	(11,730)
Prepaid expenses and other current assets	—	(5,322)	(294)	435	—	(5,181)
Accounts payable	—	107	3,142	(7,441)	—	(4,192)
Accrued expenses	—	(2,713)	17,428	11,837	—	26,552
Payment of advisory termination fee to affiliate	—	(18,852)	—	—	—	(18,852)
Cash payments on restructuring liabilities	—	—	(2,535)	(358)	—	(2,893)
Other	—	—	87	(999)	—	(912)
Net cash provided by (used in)
operating activities	—	(42,538)	(46,264)	4,170	—	(84,632)
Cash flows from investing activities:
Capital expenditures	—	(542)	(15,014)	(758)	—	(16,314)
Acquisitions, net of cash acquired	—	(99,282)	—	—	—	(99,282)
Proceeds from sale of assets	—	—	24	—	—	24
Net cash used in
investing activities	—	(99,824)	(14,990)	(758)	—	(115,572)
Cash flows from financing activities:
Net revolver borrowings (payments)	—	(1,000)	—	—	—	(1,000)
Payments on long-term debt	—	(148,000)	—	—	—	(148,000)
Payment of early call premiums	—	(8,520)	—	—	—	(8,520)
Net proceeds from issuance of common stock	—	353,407	—	—	—	353,407
Proceeds from intercompany
investment	—	(60,152)	57,582	2,570	—	—
Debt issuance costs paid	—	(62)	—	—	—	(62)
Net cash provided by
financing activities	—	135,673	57,582	2,570	—	195,825
Impact of exchange rate movements on cash	—	—	—	301	—	301
Net increase (decrease) in cash
and cash equivalents	—	(6,689)	(3,672)	6,283	—	(4,078)
Cash and cash equivalents at the
beginning of the period	—	23,332	(4,307)	8,169	—	27,194
Cash and cash equivalents at the end
of the period	$—	$16,643	$(7,979)	$14,452	$—	$23,116

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 29, 2012
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(24,049)	$(24,049)	$(18,898)	$704	$42,243	$(24,049)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	128	38,701	750	—	39,579
Non-cash interest expense, net	—	8,999	—	—	—	8,999
Gain on foreign currency transactions	—	—	—	(264)	—	(264)
Loss on modification or extinguishment of debt	—	3,607	—	—	—	3,607
Stock based compensation	—	1,123	—	—	—	1,123
Deferred income taxes	—	—	670	(43)	—	627
Reduction in tax uncertainty,
net of valuation allowance	—	—	400	—	—	400
Equity in subsidiaries' net loss	24,049	18,194	—	—	(42,243)	—
Other	—	—	(41)	—	—	(41)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(43,449)	(2,230)	—	(45,679)
Inventories	—	—	5,742	(177)	—	5,565
Prepaid expenses and other
current assets	—	556	(2,293)	1,298	—	(439)
Accounts payable	—	(100)	24,334	(475)	—	23,759
Accrued expenses	—	(22,028)	7,646	1,934	—	(12,448)
Cash payments on restructuring liabilities	—	—	(535)	—	—	(535)
Other	—	—	417	(71)	—	346
Net cash provided by (used in)
operating activities	—	(13,570)	12,694	1,426	—	550
Cash flows from investing activities:
Capital expenditures	—	(478)	(14,890)	(627)	—	(15,995)
Acquisitions, net of cash acquired	—	—	(100)	—	—	(100)
Proceeds from sale of assets	—	—	334	(148)	—	186
Net cash used in
investing activities	—	(478)	(14,656)	(775)	—	(15,909)
Cash flows from financing activities:
Proceeds from long-term debt	—	102,991	—	—	—	102,991
Payments on long-term debt	—	(58,991)	—	—	—	(58,991)
Payment of early call premium	—	(9,844)	—	—	—	(9,844)
Proceeds from intercompany
investment	—	(5,389)	5,389	—	—	—
Debt issuance costs paid	—	(2,644)	—	—	—	(2,644)
Net cash provided by
financing activities	—	26,123	5,389	—	—	31,512
Impact of exchange rate movement
on cash	—	—	—	238	—	238
Net increase in cash
and cash equivalents	—	12,075	3,427	889	—	16,391
Cash and cash equivalents at the
beginning of the period	—	8,578	(3,408)	6,530	—	11,700
Cash and cash equivalents at the end
of the period	$—	$20,653	$19	$7,419	$—	$28,091

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

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 55% and 45% of our sales, respectively, for the nine months ended September 28, 2013.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both new construction and home repair and remodeling in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers. Since Ply Gem incorporated in 2004, we have acquired eight additional businesses to complement and expand our product portfolio and geographical diversity.

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

•
On May 31, 2013, Ply Gem completed the acquisition of Mitten Inc. ("Mitten"), a manufacturer of vinyl siding and distributor of various other exterior building products in Canada for a purchase price, net of cash acquired, of $78.9 million, subject to certain purchase price adjustments. Mitten has minimal sales of windows so the majority of Mitten's operations are part of the Siding, Fencing and Stone segment.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  We periodically evaluate these estimates and judgments based on available information and experience.  Actual results could differ from our estimates under different assumptions and conditions.  If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.  For more information regarding our critical accounting policies and estimates please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies contained in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 1 to our condensed consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

 Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations and comprehensive income (loss) included in this report.

	For the three months ended		For the nine months ended
(Amounts in thousands)	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$228,214	$179,852	$565,010	$511,157
Windows and Doors	179,212	126,341	467,653	341,501
Operating earnings (loss)
Siding, Fencing and Stone	39,476	34,403	92,998	88,487
Windows and Doors	(4,489)	(2,370)	(22,549)	(15,622)
Unallocated	(4,067)	(4,762)	(39,439)	(13,506)
Foreign currency (loss) gain
Windows and Doors	(476)	100	(788)	264
Siding, Fencing and Stone	100	—	33	—
Interest income (expense), net
Siding, Fencing and Stone	153	1	148	47
Windows and Doors	156	5	183	9
Unallocated	(22,069)	(27,532)	(70,577)	(78,542)
Income tax benefit (provision)
Unallocated	1,442	89	(1,676)	(1,579)
Tax Receivable Agreement liability adjustment
Unallocated	6,669	—	(1,474)	—
Loss on modification or
extinguishment of debt
Unallocated	—	(3,607)	(18,948)	(3,607)

Net income (loss)	$16,895	$(3,673)	$(62,089)	$(24,049)

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

Our historical results of operations and financial statements do not reflect the results of operations for Gienow or Mitten.

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	September 28, 2013		September 29, 2012
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$228,214	100.0%	$179,852	100.0%
Gross profit	63,255	27.7%	52,277	29.1%
SG&A expenses	20,235	8.9%	15,801	8.8%
Amortization of intangible assets	3,544	1.6%	2,073	1.2%
Operating earnings	39,476	17.3%	34,403	19.1%
Currency transaction gain	100	—%	—	—%

Net Sales

Net sales for the three months ended September 28, 2013 increased $48.4 million or 26.9% compared to the three months ended September 29, 2012.  The net sales increase is primarily a result of the Mitten acquisition which was completed on May 31, 2013 and contributed net sales of approximately $38.9 million for the three months ended September 28, 2013. Excluding the Mitten acquisition, our Siding, Fencing, and Stone net sales increased $9.4 million or 5.2% for the three months ended September 28, 2013 compared to the three months ended September 29, 2012. The net sales increase is primarily attributed to higher sales volumes across all product categories reflecting an improving U.S. new construction housing market partially offset by lower selling prices for our aluminum metal accessory products that were reduced in response to lower market cost for aluminum raw materials.

End user markets for the third quarter of 2013 continue to show improvement. According to the U.S. Census Bureau, single family housing starts are estimated to increase approximately 15.1% for the third quarter of 2013, while according to the Leading Indicator of Remodeling Activity ("LIRA") the repair and remodeling market for the trailing twelve months is expected to increase 10.4% for the third quarter of 2013. Despite the 10.4% increase, we believe that big ticket remodeling expenditures, which would include our core products, have been delayed as a result of subdued consumer confidence and limited financing alternatives. Combining the end user markets of new construction and repair and remodeling, the vinyl siding industry reported an increase in demand of 4.3%, according to the Vinyl Siding Institute ("VSI"), while our vinyl siding unit sales, excluding Mitten, increased 5.7% for the three months ended September 28, 2013 compared to the three months ended September 29, 2012.

While we experienced modest growth in our U.S. sales, the outlook for long-term demand drivers, such as single family housing starts, existing home sales and the age of the existing housing stock within the U.S. remains positive. According to the National Association of Home Builders' September 2013 report single family housing starts (SFHS) for 2013 and 2014 are estimated to increase to 629,000 and 826,000, respectively compared to 2012 SFHS of 537,000.

Gross Profit

Gross profit for the three months ended September 28, 2013 increased compared to the three months ended September 29, 2012 by approximately $11.0 million or 21.0%.  The gross profit increase is primarily a result of the Mitten acquisition; contributing gross profit of approximately $10.8 million net of a $1.1 million expense related to the write-up of inventory in conjunction with the acquisition for the three months ended September 28, 2013. Excluding the Mitten acquisition, our gross profit was essentially flat increasing approximately $0.2 million or 0.3% for the three months ended September 28, 2013 compared to the three months ended September 29, 2012. The 5.2% net sales increase in our base business was largely offset by reduced margins on our metal accessory products due to lower selling prices that resulted from decreases in aluminum commodity costs within the quarter. According to the London Metal Exchange, the price of aluminum decreased approximately 6.4% for the three months ended September 28, 2013 as compared to the three months ended September 29, 2012.

Gross profit as a percentage of sales decreased from 29.1% for the three months ended September 29, 2012 to 27.7% for the three months ended September 28, 2013. Excluding the Mitten acquisition, our gross profit as a percentage of sales would have been the same 27.7%. The lower gross profit percentage was driven by a decrease in gross profit related to our metal accessory products, driven by commodity costs fluctuations in aluminum as previously discussed.

Selling, general and administrative expenses

SG&A expenses for the three months ended September 28, 2013 increased from the three months ended September 29, 2012 by approximately $4.4 million, or 28.1%. The increase in SG&A expenses is a result of the Mitten acquisition, which increased SG&A expenses by approximately $7.5 million for the three months ended September 28, 2013. Excluding Mitten, SG&A expenses decreased approximately $3.1 million or 19.3% for the three months ended September 28, 2013 relative to the three months ended September 29, 2012. The SG&A expense decrease resulted primarily from lower management incentive compensation expense and lower medical expense for the three months ended September 28, 2013 relative to the three months ended September 29, 2012. Excluding Mitten, SG&A expense as a percentage of sales would have decreased to 6.7% for the three months ended September 28, 2013 relative to the 8.8% for the three months ended September 29, 2012.

Amortization of intangible assets

Amortization expense for the three months ended September 28, 2013 increased approximately $1.5 million or 71.0% as compared to the three months ended September 29, 2012. The Mitten acquisition and the associated amortization of its intangible assets accounted for the increase in amortization expense. Mitten's amortization expense for the three months ended September 29, 2013 was approximately $1.4 million. Amortization expense as a percentage of net sales increased for the three months ended September 29, 2013 from 1.2% to 1.6% as a result of the Mitten acquisition. Excluding the Mitten acquisition, amortization expense would have been consistent at 1.1%.

Currency transaction gain

The currency transaction gain for the three months ended September 28, 2013 was $0.1 million related to the newly acquired Mitten entity.

	For the nine months ended
(Amounts in thousands)	September 28, 2013		September 29, 2012
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$565,010	100.0%	$511,157	100.0%
Gross profit	152,471	27.0%	139,764	27.3%
SG&A expenses	51,163	9.1%	45,062	8.8%
Amortization of intangible assets	8,310	1.5%	6,215	1.2%
Operating earnings	92,998	16.5%	88,487	17.3%
Currency transaction gain	33	—%	—	—%

Net Sales

Net sales for the nine months ended September 28, 2013 increased $53.9 million or 10.5% compared to the same period in 2012.  The net sales increase is primarily a result of the Mitten acquisition which was completed on May 31, 2013 and contributed net sales of approximately $52.2 million for the nine months ended September 28, 2013 as compared to the nine months ended September 29, 2012. Excluding the Mitten acquisition, our Siding, Fencing, and Stone net sales increased $1.7 million or 0.3% compared to the nine months ended September 29, 2012. The modest increase in net sales resulted from higher sales volume related to the improving U.S. new construction housing market offset by lower unit volume shipments of our metal accessory products that primarily resulted from the loss of sales to a large retail home center and lower selling price of these products which were reduced in response to lower market costs for aluminum raw materials. According to the London Metal Exchange, the price of aluminum decreased approximately 5.1% for the nine months ended September 28, 2013 as compared to the nine months ended September 29, 2012. The sales decrease of our metal accessory products of approximately $13.1 million was partially offset by a $10.4 million sales increase of our vinyl siding products excluding Mitten.

While new construction industry trends continue to be favorable with single family housing starts for the nine months ended September 2013 estimated to increase 18.7% according to the U.S. Census Bureau, we believe that big ticket remodeling expenditures have been delayed as a result of subdued consumer confidence and limited financing alternatives. In addition, our sales during the first nine months of 2013 were negatively impacted by severe weather conditions that adversely affected the upper Midwest, Northeast and Eastern seaboard regions of the U.S. where the majority of our vinyl siding is sold. The Vinyl Siding Institute reported that vinyl siding industry unit shipments decreased 1.4%, while our own vinyl siding unit shipments increased 3.4% for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012. Excluding Mitten, our U.S. market position in vinyl siding increased 170 basis points during the nine months ended September 28, 2013 to 37.3% from 35.6% for the comparable period in 2012. Mitten’s percentage of U.S. vinyl siding shipments at September 28, 2013 was approximately 2.0% and approximately 25% of the Canadian siding market.

Gross Profit

Gross profit for the nine months ended September 28, 2013 increased compared to the nine months ended September 29, 2012 by approximately $12.7 million or 9.1%.  The gross profit increase is a result of the Mitten acquisition which was completed on May 31, 2013 and contributed gross profit of approximately $14.0 million net of a $2.0 million expense related to the write-up of inventory in conjunction with the acquisition for the nine months ended September 28, 2013 as compared to the nine months ended September 29, 2012. Excluding the Mitten acquisition, our gross profit decreased approximately $1.3 million or 1.0% for the nine months ended September 28, 2013 relative to the nine months ended September 29, 2012. The gross profit decrease was caused by less favorable product mix within our metal accessory products as a result of the loss of sales to a large retail home center which decreased margins as well as approximately $0.6 million of negative gross profit associated with manufacturing start-up costs for our new cellular PVC trim board product which was launched in January 2013.

Gross profit as a percentage of sales decreased from 27.3% for the nine months ended September 29, 2012 to 27.0% for the nine months ended September 28, 2013. Excluding Mitten, our gross profit as a percentage of sales would have been consistent with the nine months ended September 29, 2012.

Selling, general and administrative expenses

SG&A expenses for the nine months ended September 28, 2013 increased from the nine months ended September 29, 2012 by approximately $6.1 million, or 13.5%. The SG&A expense increase is a result of the Mitten acquisition which was completed on May 31, 2013 and resulted in higher SG&A expenses of approximately $10.0 million for the nine months ended September 28, 2013. Excluding Mitten, SG&A expenses would have decreased approximately $3.9 million or 8.6% for the nine months ended September 28, 2013 relative to the nine months ended September 29, 2012. The decrease related primarily to lower management incentive compensation expense relative to the prior year. Excluding $10.0 million of SG&A expenses attributable to Mitten, our SG&A expenses as a percentage of sales were 8.0% for the nine months ended September 28, 2013 lower than the 8.8% for the nine months ended September 29, 2012.

Amortization of intangible assets

Amortization expense for the nine months ended September 28, 2013 increased approximately $2.1 million or 33.7% as compared to the nine months ended September 29, 2012. The Mitten acquisition and the associated amortization with its intangible assets accounted for the amortization expense increase. Mitten's amortization expense for the nine months ended September 28, 2013 was approximately $1.8 million. Excluding Mitten, amortization expense as a percentage of net sales was consistent at 1.3% for the nine months ended September 28, 2013 and 1.2% for the nine months ended September 29, 2012.

Currency transaction gain

The currency transaction gain for the nine months ended September 28, 2013 was $33,000 related to the newly acquired Mitten entity.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	September 28, 2013		September 29, 2012
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$179,212	100.0%	$126,341	100.0%
Gross profit	20,913	11.7%	18,416	14.6%
SG&A expenses	23,295	13.0%	16,199	12.8%
Amortization of intangible assets	2,107	1.2%	4,587	3.6%
Operating loss	(4,489)	(2.5)%	(2,370)	(1.9)%
Currency transaction (loss) gain	(476)	(0.3)%	100	0.1%

Net Sales

Net sales for the three months ended September 28, 2013 increased $52.9 million or 41.8% from the three months ended September 29, 2012.  The net sales increase is partially a result of the Gienow and Mitten acquisitions which were completed on April 9, 2013 and May 31, 2013, respectively, contributing combined net sales of approximately $31.9 million for the three months ended September 28, 2013 as compared to the three months ended September 29, 2012. Excluding the acquisitions, our net sales increased $20.9 million or 16.6% compared to the three months ended September 29, 2012. The net sales increase was driven by sales gains with new and existing customers and the improving conditions in the U.S. residential new construction market partially offset by lower average selling price that resulted from an outsized sales increase of our lower priced window products. Our net sales for the three months ended September 28, 2013 include a sales reduction for an inventory buyback accommodation of approximately $2.3 million related to a significant new customer win.

According to the U.S. Census Bureau, 2013 single family housing starts were estimated to have increased approximately 15.1% for the third quarter of 2013 as compared to the 2012 third quarter.  Our Windows and Door segment is currently highly aligned with the new construction sector rather than the repair and remodeling market and the significant growth in single family starts translated into significant net sales growth for our U.S. windows business during the three months ended September 28, 2013. Excluding the impact of sales contributed by our Gienow and Mitten acquisitions, our Canadian window sales were essentially flat with the comparable period in the prior year.

Gross Profit

Gross profit for the three months ended September 28, 2013 increased $2.5 million or 13.6% compared to the three months ended September 29, 2012.  Excluding the impact of the Gienow and Mitten acquisitions which were completed on April 9, 2013 and May 31, 2013, respectively, and the impact of an inventory buyback accommodation related to a significant new customer win, gross profit would have decreased $3.3 million for the three months ended September 28, 2013. The decrease in gross profit was driven by labor inefficiencies and other ramp-up costs associated with a significant increase in unit sales for our U.S. new construction window products that require us to hire and train production employees approximately 90 days in advance of sales, which results in near-term ramp-up costs which have a negative impact on gross profit.

In addition to the labor ramp-up costs, we incurred several unusual or one-time charges during the three months ended September 28, 2013 including approximately $0.6 million of restructuring charges associated with the integration of our Gienow acquisition in Canada. We expect to realize between $5.0 million to $10.0 million of cost savings and synergies from the Gienow acquisition when fully integrated over the coming 12 to 24 month period. We also incurred approximately $0.3 million of expense associated with the start-up and consolidation of our production facility in Dallas, Texas and higher than normal expense associated with our “enterprise lean” initiative that will streamline our window product offering providing greater manufacturing flexibility in the future.

As a percentage of net sales, gross profit percentage decreased from 14.6% for the three months ended September 29, 2012 to 11.7% for the three months ended September 28, 2013. The decrease is attributed to the factors discussed above, as well as, outsized growth of our value-priced products which typically carry a lower gross profit percentage than our other window products.

Selling, general and administrative expenses

SG&A expenses for the three months ended September 28, 2013 increased from the three months ended September 29, 2012 by approximately $7.1 million, or 43.8%. The SG&A expense increase is primarily a result of the Gienow acquisition which was completed on April 9, 2013 and resulted in higher SG&A expenses of approximately $5.3 million for the three months ended September 28, 2013. Excluding Gienow, SG&A expenses would have increased approximately $1.8 million or 11.1% for the three months ended September 28, 2013 relative to the three months ended September 29, 2012. This increase in SG&A expenses was primarily driven by higher sales and marketing expenses related to the 16.6% increase in sales as well as expenses associated with the relocation of our U.S. window group’s corporate offices from Roanoke, Virginia to Cary, North Carolina. As a percentage of net sales after excluding the impact of Gienow, SG&A expense decreased from 12.8% to 12.2% as we gained leverage on the fixed component of our SG&A expense in relation to the net sales volume growth experienced in the three months ended September 28, 2013.

Amortization of intangible assets

Amortization expense for the three months ended September 28, 2013 decreased compared to the three months ended September 29, 2012 by approximately $2.5 million or 54.1%. Certain trademarks were fully amortized at the end of 2012 causing the decrease in amortization expense for the three months ended September 28, 2013 relative to the three months ended September 29, 2012. As a percentage of net sales, amortization of intangible assets decreased from 3.6% to 1.4% as a result of the full amortization of these trademarks for the three months ended September 28, 2013 excluding Gienow.

Currency transaction gain (loss)

The currency transaction loss for the three months ended September 28, 2013 increased $0.6 million or 576.0% from the three months ended September 29, 2012 as a result of the devaluation of the Canadian dollar during this time period. Our Gienow acquisition in April 2013 significantly increased our transactional exposure to Canadian currency. Management will continue to evaluate methodologies to effectively manage this foreign currency risk.

	For the nine months ended
(Amounts in thousands)	September 28, 2013		September 29, 2012
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$467,653	100.0%	$341,501	100.0%
Gross profit	47,803	10.2%	47,217	13.8%
SG&A expenses	64,087	13.7%	49,077	14.4%
Amortization of intangible assets	6,265	1.3%	13,762	4.0%
Operating loss	(22,549)	(4.8)%	(15,622)	(4.6)%
Currency transaction (loss) gain	(788)	(0.2)%	264	0.1%

Net Sales

Net sales for the nine months ended September 28, 2013 increased $126.2 million or 36.9% from the nine months ended September 29, 2012.  The net sales increase is due in part to the Gienow and Mitten acquisitions which were completed on April 9, 2013 and May 31, 2013; respectively, and contributed net sales of approximately $52.2 million and $3.9 million, respectively, for the nine months ended September 28, 2013 as compared to the nine months ended September 29, 2012. Excluding the acquisitions, our net sales increased $70.0 million or 20.5% compared to the nine months ended September 29, 2012. The net sales increase was driven by sales gains with new and existing customers and the improving conditions in the U.S. residential new construction market, partially offset by lower average selling price that resulted from a shift in demand towards our lower priced products. According to the U.S. Census Bureau, 2013 single family housing starts were estimated to have increased approximately 18.7% for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012. In addition, our net sales for the nine months ended September 28, 2013 include a reduction for an inventory buyback accommodation of approximately $4.5 million related to a significant new customer win.  Our Windows and Doors segment is highly aligned with the new construction sector rather than the repair and remodeling market and the significant growth in single family starts translated into significant net sales growth for our U.S. windows business during the nine months ended September 28, 2013. These net sales increases were partially offset by a modest $1.1 million decrease of net sales in Canada, excluding Gienow, which we believe is primarily attributable in part to poor weather conditions that impacted portions of the Western Canadian markets during 2013.

Gross Profit

Gross profit for the nine months ended September 28, 2013 increased $0.6 million or 1.2% compared to the nine months ended September 29, 2012.  Excluding the impact of the acquisitions which occurred during the nine months ended September 28, 2013 and the inventory buyback accommodation of $4.5 million related to a significant new customer win, gross profit would have decreased $8.8 million for the nine months ended September 29, 2012. The decrease in gross profit can be primarily attributed to labor inefficiencies and other ramp-up costs associated with the 20.5% growth in sales with significant net sales growth in certain regional areas which requires us to hire and train production employees approximately 90 days in advance of sales, which results in a near-term ramp-up costs having a negative impact on gross profit. Given the expected demand growth for the U.S. single family housing market, the labor ramp-up costs could continue to be a challenge for the business. Recognizing this challenge, we initiated the “enterprise lean” initiative that is intended to provide greater manufacturing flexibility in the future.

In addition to labor ramp-up costs, much of the growth has occurred in our value-priced products for the new construction market which typically carry lower gross profit. Further, we incurred approximately $0.7 million of higher than normal expense associated with our “enterprise lean” initiative that will streamline our window product offering providing greater manufacturing flexibility in the future. We also incurred approximately $1.4 million of expense associated with the consolidation and start-up of our production facility in Dallas, Texas.

As a percentage of net sales, gross profit percentage decreased from 13.8% for the nine months ended September 29, 2012 to 10.2% for the nine months ended September 28, 2013. Excluding the acquisitions and after adjusting for the inventory buyback during the nine months ended September 28, 2013, our gross profit as a percentage of sales was 9.2%. The decrease is primarily attributed to the factors discussed above, as well as, outsized growth of our value-priced products which typically carry a lower gross profit percentage than our other window products.

Selling, general and administrative expenses

SG&A expenses for the nine months ended September 28, 2013 increased from the nine months ended September 29, 2012 by approximately $15.0 million, or 30.6%. The SG&A expense increase is predominantly a result of the Gienow acquisition which was completed on April 9, 2013 and resulted in higher SG&A expenses of approximately $10.3 million for the nine months ended September 28, 2013. Excluding Gienow, SG&A expenses would have increased approximately $4.7 million or 9.5% for the nine months ended September 28, 2013 relative to the nine months ended September 29, 2012. This increase in SG&A expense was primarily driven by higher sales and marketing expenses related to the 20.5% increase in sales. As a percentage of net sales after excluding the impact of Gienow, SG&A expense decreased from 14.4% to 13.1% as we gained leverage on the fixed component of our SG&A expenses in relation to the net sales volume growth experienced in the nine months ended September 28, 2013.

Amortization of intangible assets

Amortization expense for the nine months ended September 28, 2013 decreased compared to the nine months ended September 29, 2012 by approximately $7.5 million or 54.5%. Certain trademarks were fully amortized at the end of 2012 causing the decrease in amortization expense for the nine months ended September 28, 2013 relative to the nine months ended September 29, 2012.

As a percentage of net sales, amortization of intangible assets decreased from 4.0% to 1.5% as a result of the full amortization of these trademarks for the nine months ended September 28, 2013 excluding Gienow.

Currency transaction gain (loss)

The currency transaction loss for the nine months ended September 28, 2013 increased $1.1 million as compared to the nine months ended September 29, 2012 as a result of the devaluation of the Canadian dollar during this time period. Our Gienow acquisition during the nine months ended September 28, 2013, significantly increased our transactional exposure to Canadian currency. Management will continue to evaluate methodologies to effectively manage this foreign currency risk.

Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

	For the three months ended
(Amounts in thousands)	September 28, 2013	September 29, 2012
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expenses	$(4,067)	$(4,684)
Amortization of intangible assets	—	(78)
Operating loss	(4,067)	(4,762)
Interest expense	(22,070)	(27,533)
Interest income	1	1
Tax receivable agreement liability adjustment	6,669	—
Loss on debt extinguishment	—	(3,607)
Benefit for income taxes	$1,442	$89

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended September 28, 2013 decreased by $0.7 million or 14.6% compared to the same period in 2012 due primarily to reductions in certain personnel costs.

Interest expense

Interest expense for the three months ended September 28, 2013 decreased by approximately $5.5 million or 19.8% compared to the same period in 2012.  The decrease was due to the reduction in interest expense with holding $150.0 million 13.125% Senior Subordinated Notes outstanding during the three months ended September 29, 2012 compared to holding $96.0 million 9.375% Senior Notes outstanding during the three months ended September 28, 2013.

Tax receivable agreement liability adjustment

The $6.7 million tax receivable agreement liability adjustment for the three months ended September 28, 2013 resulted from changes in the expected timing of NOL utilization and the timing of deferred tax liability reversals given our full valuation allowance position.

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

Income taxes

The income tax benefit for the three months ended September 28, 2013 increased by approximately $1.4 million compared to the same period in 2012.  Our pre-tax income for the three months ended September 28, 2013 was approximately $15.5 million compared to a pre-tax loss of $3.8 million for the three months ended September 29, 2012.  For the three months ended September 28, 2013, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense (benefit).  Our tax benefit for the three months ended September 28, 2013 was primarily due to the reversal of an uncertain tax position during the three months ended September 28, 2013.

	For the nine months ended
(Amounts in thousands)	September 28, 2013	September 29, 2012
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expenses	$(15,912)	$(13,284)
Amortization of intangible assets	—	(222)
Initial public offering costs	(23,527)	—
Operating loss	(39,439)	(13,506)
Interest expense	(70,583)	(78,545)
Interest income	6	3
Tax receivable agreement liability adjustment	(1,474)	—
Loss on debt extinguishment	(18,948)	(3,607)
Provision for income taxes	$(1,676)	$(1,579)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the nine months ended September 28, 2013 increased by $25.9 million or 192.0% compared to the same period in 2012 due primarily to the $23.5 million in IPO related costs highlighted in the table below, increases in various personnel costs and certain acquisition costs associated with the Mitten and Gienow acquisitions.

(Amounts in thousands)
Advisory termination fee to affiliate	$18,852
2013 management fee as of date of termination	2,682
Other transaction expenses for the IPO	1,993
$23,527

Interest expense

Interest expense for the nine months ended September 28, 2013 decreased by approximately $8.0 million or 10.1% compared to the same period in 2012.  The decrease was due to the reduction in interest expense with holding $150.0 million 13.125% Senior Subordinated Notes outstanding during the nine months ended September 29, 2012 compared to holding $96.0 million 9.375% Senior Notes outstanding during the nine months ended September 28, 2013, partially offset by the increased interest expense associated with holding the $40.0 million of Senior Tack-on Notes outstanding for the entire nine months ended September 28, 2013, versus a partial period for the nine months ended September 29, 2012. Additionally, the $84.0 million reduction in principal balance on the 8.25% Senior Notes in June 2013 contributed to the reduction in interest expense during the nine months ended September 28, 2013.

Tax receivable agreement liability adjustment

The $1.5 million tax receivable agreement liability adjustment for the nine months ended September 28, 2013 resulted from a combination of the IPO deductible expenses incurred during the nine months ended September 28, 2013 and changes in the expected timing of NOL utilization and deferred tax liability reversals given our full valuation allowance position.

Loss on debt extinguishment

As a result of the long-term debt redemptions during June 2013, as further described in the Liquidity and Capital Resources section below, we recognized a loss on extinguishment of debt of approximately $18.9 million for the nine months ended September 28, 2013. As a result of the partial redemption of both the 8.25% Senior Secured Notes and the 9.375% Senior Notes, the loss consisted of the call premiums paid of $8.5 million, the write off of a portion of the capitalized bond discounts of approximately $7.5 million, and the write off of a portion of the capitalized financing costs of approximately $2.9 million. The loss was recorded separately in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 28, 2013.

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

Income taxes

The income tax provision for the nine months ended September 28, 2013 increased by approximately $0.1 million compared to the same period in 2012.  Our pre-tax loss for the nine months ended September 28, 2013 was approximately $60.4 million compared to a pre-tax loss of $22.5 million for the nine months ended September 29, 2012.  For the nine months ended September 28, 2013, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense attributable to Ply Gem Canada, as well as the recently acquired Mitten and Gienow entities.  Our tax provision for the nine months ended September 28, 2013 was primarily due to the combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized.

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

During the nine months ended September 28, 2013, cash decreased by approximately $4.1 million compared to an increase of approximately $16.4 million during the nine months ended September 29, 2012.  The decrease in cash generated during the comparative nine month period was primarily due to increased spending on inventory and reductions in other general working capital metrics and other capital spending initiatives in 2013.

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

Our primary cash needs are for debt service, capital expenditures, and working capital.  As of September 28, 2013, our annual interest charges for debt service for the year ending December 31, 2013, including the ABL Facility, are estimated to be approximately $78.8 million.  We do not have any scheduled debt maturities until 2017 given the amended and restated ABL facility discussed below.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.4% to 1.6% of net sales on an annual basis.  Given our focus on product innovation and development as well as streamlining certain manufacturing processes, we anticipate that our capital expenditures will be approximately 2.0% to 2.25% of net sales for the year ending December 31, 2013. Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of September 28, 2013, our purchase commitments for inventory are approximately $8.3 million.  We finance these cash requirements, including payments under the Tax Receivable Agreement through internally generated cash flow and funds borrowed under the ABL Facility.

Our outstanding indebtedness will mature in 2017 (9.375% Senior Notes), 2018 (ABL Facility), and 2018 (8.25% Senior Secured Notes).  Although we expect to refinance or pay off such indebtedness, we may not be successful in refinancing, extending the maturity or otherwise amending the terms of such indebtedness because of market conditions, disruptions in the debt markets, our financial performance or other reasons. Furthermore, the terms of any refinancing, extension or amendment may not be as favorable as the current terms of our indebtedness. If we are not successful in refinancing our indebtedness or extending its maturity, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness.

Our specific cash flow movement for the nine months ended September 28, 2013 and September 29, 2012 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 28, 2013 was approximately $84.6 million as compared to approximately $0.6 million provided by operations for the nine months ended September 29, 2012.  The increase in cash used in operating activities was primarily caused by a $28.3 million decrease in operating earnings attributable primarily to IPO related costs as well as ramp-up costs associated with the volume growth, labor inefficiencies, and increased demand for our value-priced products for the nine months ended September 28, 2013 compared to the nine months ended September 29, 2012. In addition, we experienced increased working capital, specifically accounts receivable and inventory, related to our higher sales. We specifically experienced a significant increase of approximately $65.5 million in receivables from September 29, 2012 to September 28, 2013 in part related to the $126.2 million net sales growth or 36.9% for our Windows and Doors segment. Additionally, a $18.9 million payment was made to CI Capital Partners during the nine months ended September 28, 2013 for the termination of an advisory agreement.

Cash used in investing activities

Net cash used in investing activities for the nine months ended September 28, 2013 and September 29, 2012 was approximately $115.6 million and $15.9 million, respectively, primarily used for the acquisitions of Mitten and Gienow in 2013 and capital expenditures on various ongoing capital projects in both years. The 2013 acquisitions consisted of $78.9 million paid for Mitten and $20.4 million paid for Gienow. Capital expenditures for 2013 were higher, at approximately 1.6% of net sales, compared to our historical average of 1.5% due primarily to the Windows and Doors segment purchasing manufacturing equipment and tooling to address the significant volume growth in certain geographical areas. In addition, the Windows and Doors segment continues to incur additional capital expenditures for its "enterprise lean" product streamlining initiative aimed at optimizing our SKUs while improving certain functionalities across multiple window products. By streamlining product offerings, we will be able to capitalize on operating efficiencies in a recovering U.S. housing market allowing us to produce identical product at multiple facilities throughout the United States.

Cash provided by financing activities

Net cash provided by financing activities for the months ended September 28, 2013 was approximately $195.8 million, primarily from net proceeds from the issuance of common stock of $353.4 million offset by the redemption of long-term debt of $148.0 million combined with the $8.5 million of call premiums associated with that redemption. Net cash provided by financing activities for the nine months ended September 29, 2012 was approximately $31.5 million, primarily from net proceeds of $34.0 million from the Senior Tack-on Notes issued in February 2012 and $10.0 million in net proceeds from the issuance of the 9.375% Senior Notes in September 2012 used for the $9.8 million call premium partially offset by debt issuance costs of $2.6 million incurred for the Senior Tack-on Notes as well as the Senior Notes.

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

In addition, the Company's stock ownership in the Company's subsidiaries collateralizes the 8.25% Senior Secured Notes to the extent that such equity interests and other securities can secure the 8.25% Senior Secured Notes without Rule 3-16 of Regulation S-X under the Securities Act requiring separate financial statements of such subsidiary to be filed with the Securities and Exchange Commission ("SEC"). As of September 28, 2013, no subsidiary's stock has been excluded from the collateral arrangement due to the Rule 3-16 requirement.

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

In addition to paying interest on outstanding principal under the new ABL Facility, Ply Gem Industries is required to pay a commitment fee, in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the new ABL Facility (increasing when utilization is low and decreasing when utilization is high).  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.  The new ABL Facility eliminated the interest rate floor that existed in the prior ABL Facility.  As of September 28, 2013, the Company’s interest rate on the new ABL Facility was approximately 2.5%.  The new ABL Facility contains a requirement to maintain a fixed charge coverage ratio of 1.0 to 1.0 if the Company’s excess availability is less than the greater of (a) 12.5% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $17.5 million.  The new ABL Facility also contains a cash dominion requirement if the Company’s excess availability is less than the greater of (a) 15.0% of the lesser of (i) the commitments and (ii) the borrowing base and (b) $20.0 million (or $17.5 million for the months of January, February, and March). The fixed charge coverage ratio is calculated as the ratio of (i) the Company's Adjusted EBITDA, as defined in the credit agreement governing the ABL Facility, less the aggregate amount of capital expenditures less taxes paid or payable in cash to (ii) the Company's interest expense plus certain mandatory principal payments plus restricted payments, each as defined in the credit agreement governing the ABL Facility. Since the inception of the new ABL Facility in 2011, the Company has not been required to meet this fixed charge coverage ratio as the Company's excess availability has exceeded the minimum thresholds.

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

On November 1, 2013, Ply Gem Industries entered into an amended and restated ABL Facility. Among other things, the amended ABL Facility: (i) increased the overall facility to $250.0 million, (ii) increased the accordion feature to $100.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.50% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) increased the amount available under the ABL Facility to Ply Gem Industries' Canadian subsidiaries to $50.0 million. All outstanding loans under this ABL Facility are due and payable in full on November 1, 2018 (or January 15, 2017 if the 9.375% Senior Notes are not repaid or refinanced by that date or November 15, 2017 if the 8.25% Senior Secured Notes are not repaid or refinanced by that date).

As of September 28, 2013, Ply Gem Industries had approximately $192.8 million of contractual availability and approximately $177.8 million of borrowing base availability under the new ABL Facility, reflecting $14.0 million of borrowings outstanding and approximately $5.7 million of letters of credit.

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

Loss on modification or extinguishment of debt

As a result of the June 28, 2013 redemption of approximately $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes, the Company recorded a loss on debt extinguishment of approximately $8.1 million during the nine months ended September 28, 2013.

As a result of the June 22, 2013 redemption of approximately $64.0 million aggregate principal amount of the 9.375% Senior Notes, the Company recorded a loss on debt extinguishment of approximately $10.8 million during the nine months ended September 28, 2013.

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

Based on these financing transactions, the Company recognized a loss on debt extinguishment of approximately $0 and $18.9 million and for the three and nine months ended September 28, 2013, respectively, and a loss on debt modification or extinguishment of approximately $3.6 million for the three and nine months ended September 29, 2012, as summarized in the tables below.

(Amounts in thousands)	For the three months ended
	September 28, 2013	September 29, 2012
Loss on extinguishment of debt:
13.125% Senior Subordinated Notes call premium	$—	$(1,487)
13.125% Senior Subordinated Notes unamortized discount	—	(372)
13.125% Senior Subordinated Notes unamortized debt issuance costs	—	(299)
	—	(2,158)
Loss on modification of debt:
Third party fees for 9.375% Senior Notes	—	(1,449)
	—	(1,449)

Total loss on modification or extinguishment of debt	$—	$(3,607)

(Amounts in thousands)	For the nine months ended
	September 28, 2013	September 29, 2012
Loss on debt extinguishment:
Call premium for 8.25% Senior Secured Notes	$(2,520)	$—
8.25% Senior Secured Notes unamortized discount	(3,831)	—
8.25% Senior Secured Notes unamortized debt issuance costs	(1,766)	—
Call premium for 9.375% Senior Notes	(6,000)	—
9.375% Senior Notes unamortized discount	(3,666)	—
9.375% Senior Notes unamortized debt issuance costs	(1,165)	—
13.125% Senior Subordinated Notes call premium	—	(1,487)
13.125% Senior Subordinated Notes unamortized discount	—	(372)
13.125% Senior Subordinated Notes unamortized debt issuance costs	—	(299)
	$(18,948)	$(2,158)
Loss on modification of debt:
Third party fees for 9.375% Senior Notes	—	(1,449)
	—	(1,449)

Total loss on modification or extinguishment of debt	$(18,948)	$(3,607)

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of September 28, 2013, we had cash and cash equivalents of approximately $23.1 million, $192.8 million of contractual availability under the ABL Facility and approximately $177.8 million of borrowing base availability.

In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, we have a potential obligation related to certain tax issues of approximately $2.2 million, including interest of approximately $1.0 million.  The timing of the potential tax payments is unknown.

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

Recent Accounting Pronouncements

See Note 1 – Summary of Significant Accounting Policies to the condensed consolidated financial statements, regarding the impact of certain recent accounting pronouncements on our condensed consolidated financial statements.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and other cautionary statements included therein and herein.

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, and the following:

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our ABL Facility, which provided for borrowings of up to $212.5 million as of September 28, 2013, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the ABL Facility was fully drawn as of September 28, 2013, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.5 million per year.  At September 28, 2013, we were not party to any interest rate swaps to manage our interest rate risk. In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and nine months ended September 28, 2013, the net impact of foreign currency changes to our results of operations was a loss of approximately $0.4 million and $0.8 million, respectively. The impact of foreign currency changes related to translation resulted in a decrease in stockholders' deficit of approximately $1.1 million for the nine months ended September 28, 2013. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. We generally do not enter into derivative financial instruments to manage foreign currency exposure.  At September 28, 2013, we did not have any outstanding foreign currency hedging contracts.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. According to the London Metal Exchange, the price of aluminum decreased approximately 6.4% for the three months ended September 28, 2013 compared to the three months ended September 29, 2012. Conversely, the average market price for PVC resin was estimated to have increased approximately 12.0% for the three months ended September 28, 2013 compared to the three months ended September 29, 2012.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI increase for the twelve months ended August 2013 was approximately 1.5%.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 28, 2013.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 28, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended September 28, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.                                                 EXHIBITS

(a)   Exhibits

Exhibit No.                                                                  Description of Exhibits

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
101
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, filed on November 6, 2013, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  November 6, 2013

By:	/s/ Gary E. Robinette
Gary E. Robinette
President and Chief Executive Officer

Date:  November 6, 2013

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary