Form 10-K
period 2013-12-31
PLY GEM HOLDINGS INC
filed 2014-03-14
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
or
[  ]        Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____________ to _____________.

Commission File Number:   001-35930

PLY GEM HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0645710
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5020 Weston Parkway, Suite 400, Cary, North Carolina	27513
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: 919-677-3900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $0.01 per share	New York Stock Exchange

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
Yes [X]    No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

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
Large accelerated filer [  ]    Accelerated filer [  ]     Non-accelerated filer [X]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 28, 2013, was approximately $429.8 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NYSE on June 28, 2013. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 28, 2013.
The Company had 67,810,280 shares of common stock outstanding as of March 14, 2014.

Documents incorporated by reference:  The information required by Part III (Items 10, 11, 12, 13 and 14) of this form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013.

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

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

• downturns in the home repair and remodeling or the new construction end markets, or the economy or the availability of consumer credit;

• competition from other exterior building products manufacturers and alternative building materials;

• changes in the costs and availability of raw materials, especially polyvinyl chloride ("PVC") resin and aluminum;

• consolidation and further growth of our customers;

• loss of, or a reduction in orders from, any of our significant customers;

• inclement weather conditions;

• increases in the union organizing activity and work stoppages at our facilities or the facilities of our suppliers;

• our ability to employ, train and retain qualified personnel at a competitive cost;

• claims arising from the operations of our various businesses prior to our acquisitions;

• products liability claims, including class action claims, relating to the products we manufacture;

• loss of certain key personnel;

• interruptions in deliveries of raw materials or finished goods;

• environmental costs and liabilities;

• inability to realize anticipated synergies and cost savings with respect to acquisitions;

• manufacturing or assembly realignments;

• threats to, or impairments of, our intellectual property rights;

• increases in fuel costs;

• material non-cash impairment charges;

• our significant amount of indebtedness;

 • covenants in the credit agreement governing our senior secured asset-based revolving credit facility (the "ABL Facility"), the credit agreement governing our new senior secured term loan facility (the "Term Loan Facility") and the indenture governing the 6.50% senior notes due 2022 (the "6.50% Senior Notes");

• limitations on our net operating losses and payments under the tax receivable agreement to our current stockholders;

• failure to successfully consummate and integrate acquisitions, including any future acquisitions;

• actual or perceived security vulnerabilities or cyberattacks on our networks;

• failure to effectively manage labor inefficiencies associated with increased production and new employees added to the Company;

• failure to generate sufficient cash to service all of our indebtedness and make capital expenditures;

• control by the CI Partnerships (as defined below); and

• failure to maintain internal controls over financial reporting.

These and other factors are more fully discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Annual Report on Form 10-K.

PART I

Item 1.      BUSINESS

Company Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 54% and 46% of our sales, respectively, for the fiscal year ended December 31, 2013.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

Additional information concerning our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

Unless the context indicates or requires otherwise, (i) the term “Ply Gem Holdings” refers to Ply Gem Holdings, Inc., (ii) the term “Ply Gem Industries” refers to Ply Gem Industries, Inc., our principal operating subsidiary, and (iii) the terms “we”, “our”, “us”, “Ply Gem”, and the “Company” refer collectively to Ply Gem Holdings and its subsidiaries. The use of these terms is not intended to imply that Ply Gem Holdings and Ply Gem Industries and its subsidiaries are not separate and distinct legal entities.

History

Ply Gem Holdings was incorporated as a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), on January 23, 2004 by affiliates of CI Capital Partners for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”).  The Ply Gem acquisition was completed on February 12, 2004.  Prior to the Ply Gem acquisition, our business was known as the Windows, Doors and Siding division of Nortek, where the business operated as a holding company with a broad set of brands.  Since the Ply Gem acquisition, we have acquired eight additional businesses to complement and expand our product portfolio and geographical diversity.  Gary E. Robinette, our President, Chief Executive Officer and Vice Chairman of the Board, joined Ply Gem in October 2006, and has employed the strategy of transitioning Ply Gem to an integrated and consolidated business model under the Ply Gem brand.  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”), with Ply Gem Prime being the surviving corporation.  As a result, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Prime. On May 23, 2013, Ply Gem Holdings issued 18,157,895 shares of common stock in an initial public offering ("IPO") of its common stock at a price of $21.00 per share, receiving net proceeds of approximately $353.8 million. In connection with and prior to the IPO, Ply Gem Holdings also issued 48,962,494 shares of common stock in connection with the merger of Ply Gem Prime with Ply Gem Holdings being the surviving entity.

The following is a summary of Ply Gem’s acquisition history:

•	On August 27, 2004, Ply Gem acquired MWM Holding, Inc. (“MWM Holding”), a manufacturer of vinyl, wood, wood-clad, composite, impact and aluminum windows.

•
On February 24, 2006, Ply Gem acquired AWC Holding Company (“AWC,” and together with its subsidiaries, “Alenco”), a manufacturer of aluminum and vinyl windows products. This acquisition supported our national window strategy. Alenco is part of our Windows and Doors segment and operates under common leadership with our other U.S. window businesses.

•
On October 31, 2006, Ply Gem completed the acquisition of Mastic Home Exteriors, Inc. (formerly known as Alcoa Home Exteriors) (“MHE”), a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories.  MHE is part of our Siding, Fencing, and Stone segment and operates under common leadership with our siding business.

•
On September 30, 2007, Ply Gem completed the acquisition of CertainTeed Corporation’s vinyl window and patio door business, which we have named Ply Gem Pacific Windows Corporation (“Pacific Windows”), a leading manufacturer of premium vinyl windows and patio doors. Pacific Windows is part of our Windows and Doors segment and operates under common leadership with our U.S. windows business.

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

•
On April 9, 2013, Ply Gem acquired the capital stock of Gienow WinDoor Ltd. (which was amalgamated into Gienow Canada Inc.) ("Gienow"), a manufacturer of windows and doors in Western Canada. Gienow is part of our Western Canadian windows business and is part of the Windows and Doors segment.

•
On May 31, 2013, Ply Gem completed the acquisition of Mitten Inc. ("Mitten"), a manufacturer of vinyl siding and distributor of various other exterior building products in Canada. The majority of Mitten's operations are part of the Siding, Fencing and Stone segment.

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

Business Strategy

We are pursuing the following business and growth strategies:

•
Capture Growth Related to Housing Market Recovery.  As a leading manufacturer of exterior building products, we intend to capitalize on the continued recovery in new construction and the anticipated recovery in the home repair and remodeling market.  The National Association of Home Builders’ (“NAHB”) 2013 estimate of single family housing starts was 621,000, which was approximately 40% below the 50-year average, representing a significant opportunity for growth as activity improves to rates that are more consistent with historical levels.  Furthermore, we believe that the underinvestment in homes during the recent recession and the overall age of the U.S. housing stock will drive significant future spending for home repair and remodeling.

We expect homeowners’ purchases to focus on items that provide the highest return on investment, have positive energy efficiency attributes and provide potential cost savings.  Our broad product offering addresses expected demand growth from all of these key trends through our exposure to the new construction and the home repair and remodeling end markets, diverse price points, the high recovery value for home improvements derived from our core product categories and the ability to provide products that qualify for energy efficiency rebate and tax programs currently in effect or under consideration.

•
Continue to Increase Market Penetration.  We intend to increase the market penetration of our siding, fencing, and stone products and our window and door products by leveraging the breadth of our product offering and broad geographical footprint to serve customers across North America and by pursuing cross-selling opportunities.  Additionally, our continued investments in product innovation and quality, coupled with strong customer service, further enhance our ability to capture increased sales in each of our core product categories.  In 2013, we increased our U.S. vinyl siding leading market position to approximately 37.0% after maintaining our 36.0% position in 2012 from 2011.  This 2013 vinyl siding market position would be increased to 39.4% in the U.S. and 26.8% in Canada as a result of our 2013 Mitten acquisition. In 2013, we continued to achieve strategic market share gains obtaining new regional window business with a large home center.

A national builder win by our siding business in 2011 was an existing top ten customer in our window business. We believe that this demonstrates the substantial opportunity across our product categories to cross-sell and bundle products, thereby increasing revenues from our existing channel partners and industry relationships.  Another example of this cross-selling opportunity is our 2010 introduction of a new vinyl windows line under our Ply Gem brand as well as under our Mastic Home Exteriors brand historically associated with vinyl siding products.  We expect to build upon our market positions as the housing market recovers from its current levels and to further enhance our leading positions.

•
Expand Brand Coverage and Product Innovation.  Ply Gem's brand building efforts extend across multiple media, including national trade journals, website marketing and broad social media, and national consumer magazines such as Better Homes and Gardens and The New York Times. These actions, combined with national television and other broadcast outlets, both in the United States and Canada, allowed the Ply Gem brand to reach nearly 4 million trade impressions and more than 125 million consumer impressions in 2013. Significant brand recognition in 2013 included nearly all notable trade journals and a limited number of consumer magazines, including Angie's List Magazine, which reaches 2 million readers each month. Ply Gem's brand building efforts focus primarily on Ply Gem's ability to deliver a complete exterior as a single manufacturer, something we call "The Designed Exterior by Ply Gem." In addition, Ply Gem was awarded "Marketer of the Year" in 2013 by Hanley-Wood.

We will continue to increase the value of the Ply Gem brands by introducing new product categories for our customers and by developing innovative new products within our existing product categories. For example, in 2013 new color offerings were launched for our Mira premium series window line, a window system aimed at the upscale, high margin custom home market. Furthermore, we began manufacturing and selling cellular PVC trim and mouldings in 2013, offering a low-maintenance alternative to traditional wood trim designed to work well with siding, within the estimated $1.4 billion residential trim market. During 2012, we continued our focus on innovation by establishing a new entity under Ply Gem Industries, Foundation Labs by Ply Gem, LLC ("Foundation Labs"), whose mission and purpose is to house product development from idea creation to product commercialization. By having dedicated resources committed to product development, we are investing in our future.

The result of our commitment to product development and innovation has been demonstrated in the approximately $620.7 million of incremental annualized sales that we recognized for new products introduced from 2009 to 2013.

We also invest in our future and further brand development by pursuing certain strategic acquisitions if they fit our geographical footprint and strategic focus. For example, in April 2013 we acquired Gienow, a manufacturer of windows and doors in Western Canada, and in May 2013 we acquired Mitten, a leading manufacturer of vinyl siding and accessories in Canada. These acquisitions provided us with significant presence in Canada and with operating efficiencies to drive further market gains.

•
Drive Operational Leverage and Further Improvements.  While we reduced our production capacity during the housing downturn, we have retained the flexibility to bring back idled lines, facilities and production shifts in order to increase our production as market conditions improve.  This incremental capacity can be selectively restarted, providing us with the ability to match increasing customer demand levels as the housing market returns to historical levels of approximately one million or more single family housing starts without the need for significant capital investment.  In our Windows and Doors segment, where we have historically focused on new construction, we believe that our new window products for home repair and remodeling will be able to drive increased volumes through these manufacturing facilities and enhance operating margins.

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

Industry Overview

Demand for exterior building products, including siding, fencing, stone, windows and doors, is primarily driven by construction of new homes and repair and remodeling of existing homes, which are affected by changes in national and local economic and demographic conditions, employment levels, availability of financing, interest rates, consumer confidence and other economic factors.

New Home Construction

Management believes that a U.S housing recovery is underway on a national basis, supported by favorable demographic trends, historically low interest rates and consumers who are increasingly optimistic about the U.S. housing market. New construction in the United States experienced strong growth from the early 1990s to 2006, with housing starts increasing at a compounded annual growth rate of 3.8%.  However, from 2006 to 2013, single family housing starts are estimated to have declined 58% according to the NAHB.  While the industry has experienced a period of severe correction, management believes that the long-term economic outlook for new construction in the United States is favorable and supported by an attractive interest rate environment, increasing consumer confidence, improving employment growth and strong demographics, as new household formations and increasing immigration drives demand for starter homes.  According to the Joint Center for Housing Studies of Harvard University, net new household formations between 2010 and 2020 are expected to be approximately 11.8 million units.

Moreover, during 2012, single family housing starts increased 23.2% to 535,000 compared to 2011. During 2013, single family housing starts are estimated to have increased 15.7% to 621,000 compared to 2012. The NAHB is currently forecasting single family housing starts to further increase in 2014 and 2015 by 32.1% and 41.0%, respectively.

Home Repair and Remodeling

Management believes that the U.S. home repair and remodeling products market is poised for a recovery. Since the early 1990s and through 2006, demand for home repair and remodeling products in the United States increased at a compounded annual growth rate of 4.3%, according to the U.S. Census Bureau, as a result of strong economic growth, low interest rates and favorable demographics.  However, beginning in 2007 the ability for homeowners to finance repair and remodeling expenditures, such as replacement windows or vinyl siding, has been negatively impacted by a general tightening of lending requirements by financial institutions and the significant decrease in home values, which limited the amount of home equity against which homeowners could borrow.  Management believes that expenditures for home repair and remodeling products are also affected by consumer confidence that continued to be lower than historical levels during 2013 due to general economic conditions, debt ceiling and national budget deliberations, and unemployment levels. Management believes the long-term economic outlook of the demand for home repair and remodeling products in the United States is favorable and supported by the move towards more energy-efficient products, recent underinvestment in home maintenance and repair, and an aging housing stock.

Description of Business

Financial information about our segments is included in the Notes to Consolidated Financial Statements and incorporated herein by reference.

Siding, Fencing and Stone segment

Products

In our Siding, Fencing and Stone segment, our principal products include vinyl siding and skirting, vinyl and aluminum soffit, aluminum trim coil, cellular PVC trim and mouldings, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems, injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts, vinyl fence, vinyl railing and stone veneer. We sell our siding and accessories under our Variform®, Napco®, Mastic® Home Exteriors, Mitten®, Procana (Canada only) and Cellwood® brand names and under the Georgia-Pacific brand name through a private label program. We also sell our vinyl siding and accessories to Lowe's under our Durabuilt® private label brand name. Our cellular PVC Trim products are sold under our Ply Gem® Trim and Mouldings brand name. Our vinyl fencing and railing products are sold under the Ply Gem brand name. Our stone veneer products are sold under our Ply Gem Stone brand name. Our gutter protection products are sold under our Leaf Relief®, Leaf Relief® Snap Tight, Leaf Smart® and Leaf Logic® brand names. A summary of our product lines is presented below according to price point:

	Mastic® Home Exteriors	Variform®	Napco®	Cellwood ®	Durabuilt®	Georgia Pacific	Mitten®	Kroy®	Ply Gem® Stone	Ply Gem ® Trim and Mouldings (1)

Specialty/Super Premium	Cedar Discovery® Structure® Home Insulation System™	Heritage Cedar®™ Climaforce™	Cedar Select® American Essence™	Cedar Dimensions™	670 Series™ Hand Split 650 Series™ Shingle Siding 660 Series™ Round Cut Siding 800 Series Insulated Siding	Cedar Spectrum™ Caliber™ High Performance Insulated Siding	InsulPlankII Grand River		Fieldstone Tuscan Fieldstone Shadow Ledgestone Cut Cobblestone Cobblestone Ridgestone Riverstone Brick True Stack

Premium	Quest® T-Lok® Barkwood® Liberty Elite® Board + Batten Designer Series™ Carvedwood 44®	Timber Oak Ascent™ Vortex Extreme™ Board + Batten Camden Pointe®	American Splendor® American Accents Board + Batten™	Dimensions® Board + Batten	480 Series™	Cedar Lane® Lane® Compass™ Select Board + Batten	Sentry	Elegance Vinyl Fence		Trim Boards Corners Post Wraps Mouldings Beadboard Skirtboard Sheets J-Notch Trim Post Accents

Standard	Ovation™ Charleston Beaded®	Nottingham® Ashton Heights® Victoran Harbor®	American Herald® American Tradition American 76 Beaded®	Progressions® Colonial Beaded	440 Series™ 450 Series™ Beaded	Forest Ridge® Shadow Ridge® Castle Ridge® Chatham Ridge® Somerset™ Coastal	Southern Beaded Highland Cambridge	Performance Vinyl Fence and Rail

Economy	Mill Creek® Brentwood® Eclipse™	Contractors Choice®	American Comfort®	Evolutions®	410 Series™	Vision Pro® Parkside® Oakside®	Oregon Pride	Classic Vinyl Fence

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

We sell our siding and accessories to specialty distributors (one-step distribution) and to wholesale distributors (two-step distribution).  Our specialty distributors sell directly to remodeling contractors and builders.  Our wholesale distributors sell to retail home centers and lumberyards who, in turn, sell to remodeling contractors, builders and consumers.  In the specialty channel, we have developed an extensive network of approximately 800 independent distributors, serving over 22,000 contractors and builders nationwide.  We are well-positioned in this channel as many of these distributors are both the largest and leading consolidators in the industry.  In the wholesale channel, we are the sole supplier of vinyl siding and accessories to BlueLinx (formerly a distribution operation of the Georgia-Pacific Corporation), one of the largest building products distributors in the United States.  Through BlueLinx and our BlueLinx dedicated sales force, our Georgia-Pacific private label vinyl siding products are sold at major retail home centers, lumberyards and manufactured housing manufacturers.  A portion of our siding and accessories is also sold directly to home improvement centers.  Our growing customer base of fencing and railing consists of fabricators, distributors, retail home centers and lumberyards.  Our customer base of stone veneer products consists of distributors, lumberyards, retailers and contractors. In the Canadian market, our complete offering of vinyl siding and accessories, trim and moulding, and fence and rail are primarily distributed through our 18 Mitten distribution centers and branch locations.

Our largest customer, ABC Supply Co., Inc., comprised 15.7% and 17.1% of the net sales of our Siding, Fencing, and Stone segment for the years ended December 31, 2013 and 2012, respectively.

Production and facilities

Vinyl siding, skirting, soffit and accessories are manufactured in our Martinsburg, West Virginia, Jasper, Tennessee, Stuarts Draft, Virginia, Kearney, Missouri, and Paris, Ontario facilities, while all metal products are produced in our Sidney, Ohio facility.  The majority of our injection molded products such as shakes, shingles, scallops, shutters, vents and mounts are manufactured in our Gaffney, South Carolina facility.  The cellular PVC trim and mouldings products are manufactured in Kearney, Missouri. The vinyl, metal, and injected molded plants have sufficient capacity to support planned levels of sales growth for the foreseeable future.  Our fencing and railing products are currently manufactured at our York, Nebraska and Fair Bluff, North Carolina facilities.  The fencing and railing plants have sufficient capacity to support our planned sales growth for the foreseeable future.  Our stone veneer products are manufactured at our Middleburg, Pennsylvania facility.  Our manufacturing facilities are among the safest in all of North America with three of them having received the highest federal and/or state OSHA safety award and rating.

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

Competition

We compete with other national and regional manufacturers of vinyl siding, aluminum, cellular PVC, fencing, and stone products. We believe we are currently the largest manufacturer of vinyl siding in North America. Our vinyl siding competitors include CertainTeed, Alside, Royal Building Products and smaller regional competitors. Based on our internal estimates and industry experience, we believe that we have a U.S. vinyl siding market position of 39.4% in 2013, inclusive of Mitten's 2.4% of the U.S. vinyl siding market and Mitten's Canadian market position of 26.8%. Our aluminum accessories competitors include Alsco, Gentek and other smaller regional competitors. Significant growth in vinyl fencing and railing has attracted many new entrants, and the sector today is fragmented. Our cellular PVC trim and moulding competitors include Azek, Inteplast, Kommerling (KOMA), Jain (Excel), Wolfpac (Veratex), Tapco (Kleer), CertainTeed and Royal Building Products. Our fencing and railing competitors include U.S. Fence, Homeland, Westech, Bufftech, and Azek. Our stone veneer competitors include Boral, Eldorado Stone, Coronado Stone and smaller regional competitors. We generally compete on product quality, breadth of product offering, sales and service support. In addition to competition from other vinyl siding, fencing and stone products, our products face competition from alternative materials, such as wood, metal, fiber cement and masonry. Increases in competition from other exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to net sales decreases.

Intellectual property

We possess a wide array of intellectual property rights, including patents, trademarks, tradenames, licenses, proprietary technology and know-how and other proprietary rights.  In connection with the marketing of our products, we generally obtain trademark protection for our brand names in the Siding, Fencing, and Stone segment.  Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic.  Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use.  We license the Georgia-Pacific trademark for our Georgia-Pacific private label vinyl siding products sold through BlueLinx. While we do not believe the Siding, Fencing, and Stone segment is dependent on any one of our trademarks, we believe that our trademarks are important to the development and conduct of our business as well as the marketing of our products.  We vigorously protect all of our intellectual property rights.

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

Backlog

Our Siding, Fencing, and Stone segment had a backlog of approximately $7.4 million at December 31, 2013, and a backlog of approximately $9.5 million at December 31, 2012.  We filled 100% of the backlog at December 31, 2012 during 2013. We expect to fill 100% of the orders during 2014 that were included in our backlog at December 31, 2013.

Windows and Doors segment

Products

In our Windows and Doors segment, our principal products include vinyl, aluminum-clad vinyl, aluminum, wood and clad-wood windows and patio doors and steel, wood, and fiberglass entry doors that serve both the new construction and the home repair and remodeling sectors in the United States and Canada.  Our products in our Windows and Doors segment are sold under the Ply Gem® Windows, Great Lakes® Window, Mastic® by Ply Gem, Ply Gem® Canada, and Gienow® brands.  A summary of our current product lines is presented below according to price point:

	Ply Gem U.S. Windows		Mastic by Ply Gem	Great Lakes Window	Ply Gem Canada	Gienow
	New Construction	Replacement		Replacement	New Construction	New Construction

Specialty/Super-Premium	Mira® Premium Series			Uniframe® EcoSMART	Regency® Ambassador® Fusion®	Seville Harmony

Premium	Mira® Premium Series	Premium Series	Mastic 5000 Series	Lifestyles®	Envoy® Diplomat® Concorde®	Pinnacle Triumph

Standard	1500 Vinyl Collection	Pro Series	Mastic 4000 Series	Seabrooke®	Pro Series	Ascent

Economy	Builder Series	Contractor Series	Mastic 3000 Series	Bayshore®

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

In Canada, sales of product lines for new construction are predominantly made through direct sales to builders and contractors, while sales for repair and remodeling are made primarily through retail lumberyards but also direct to contractors and direct to consumers through our supply and install services.  Currently, Ply Gem Canada products are distributed through eight company-owned distribution centers while the Gienow products are distributed through eight company-owned distribution centers. The amalgamation of these businesses and their respective distribution centers started in 2013 and will continue in 2014.

Our sales to our five largest window and door customers represented 25.7% and 28.6% of the net sales of our Windows and Doors segment for the years ended December 31, 2013 and 2012, respectively.

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

While market conditions required us to close three facilities in 2009, all of our facilities have the ability to increase capacity in a cost effective manner by expanding production shifts.  Any capacity increase may, however, initially be offset by labor inefficiencies or difficulties obtaining the appropriate labor force. Ongoing capital investments will focus on new product introductions and simplification, equipment maintenance and cost reductions.

During 2012 and 2013, our Windows and Doors segment streamlined its product offerings by realigning its SKUs to simplify the structure and manufacturing process while maximizing product features for our customers at competitive prices.
During 2013, the Ply Gem Canada and Gienow business units developed an integration plan that resulted in the closure of a portion of the Ply Gem Canada factory in December of 2013. The former Gienow product line has been re-branded Ply Gem and manufacturing is now largely performed in the former Gienow factory. Production began to be realigned during October 2013, with the majority expected to be completed by March 2014. In connection with these plans, we expect to incur pre-tax exit and restructuring cash and non-cash costs together of approximately $4.3 million, which includes lease and contract termination costs, personnel-related costs and other facilities-related costs. As a result of this realignment, combined with other expected synergies associated with the Gienow and Mitten acquisitions, we expect to realize estimated annual cost savings and synergies ranging from $15.0 million to $20.0 million beginning in 2014. These cost savings are anticipated to result primarily from the following: raw material sourcing, headcount reductions, material reformulations, manufacturing efficiency improvements, selling, general and administrative expense reductions and insourcing third party products.

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

Competition

The window and patio door sector remains fragmented, comprised primarily of local and regional manufacturers with limited product offerings.  The sector’s competitors in the United States include national brands, such as Jeld-Wen, Simonton, Pella and Andersen, and numerous regional brands, including MI Home Products, Atrium, Weathershield and Milgard.  Competitors in Canada include Jeld-Wen, All Weather, Loewen, and numerous regional brands.  We generally compete on service, product performance, product offering, sales and support.  We believe all of our products are competitively priced and that we are one of the only manufacturers to serve all end markets and price points.

Intellectual property

We possess a wide array of intellectual property rights, including patents, trademarks, tradenames, licenses, proprietary technology and know-how and other proprietary rights.  In connection with the marketing of our products, we generally obtain trademark protection for our brand names in the Windows and Doors segment.  Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic.  Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use. While we do not believe the Windows and Doors segment is dependent on any one of our trademarks, we believe that our trademarks are important to the Windows and Doors segment and the development and conduct of our business as well as the marketing of our products.  We vigorously protect all of our intellectual property rights.

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

Backlog

Our Windows and Doors segment had a backlog of approximately $37.0 million at December 31, 2013 and approximately $24.8 million at December 31, 2012.  We filled 100% of the backlog at December 31, 2012 during 2013. We expect to fill 100% of the orders during 2014 that were included in our backlog at December 31, 2013.

Environmental and Other Regulatory Matters

We are subject to United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites, and protection of worker health and safety.  From time to time, our facilities are subject to investigation by governmental regulators.  In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which we or our predecessors are alleged to have sent hazardous materials for recycling or disposal.  We may be held liable, or incur fines or penalties, in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of our properties from activities conducted by previous occupants.  For example, MW Manufacturers Inc. ("MW"), a subsidiary of MWM Holding, entered into an Administrative Order on Consent with the United States Environmental Protection Agency ("EPA"), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), primarily relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property. The amount of any liability, fine or penalty may be material, and certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

As mentioned above, in 2011, MW entered into an Administrative Order on Consent with the EPA, Region III, under Section 3008(h) of RCRA, with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Administrative Order on Consent, MW provided the EPA with a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023.  During 2012, the EPA approved the RCRA Facility Investigation Workplan, and MW is currently implementing the Workplan. Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligations under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. ("Fenway Partners").  As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc. Our ability to seek indemnification from U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries. Inc.’s financial condition, which could change in the future.

In addition, under the stock purchase agreement governing the MWM Holding acquisition, the sellers agreed to indemnify us for the first $250,000 in certain costs of compliance with the New Jersey Industrial Site Recovery Act at a facility of MW in Hammonton, New Jersey and for 75% of any such costs between $250,000 and $5.5 million.  Our ability to seek indemnification is, however, limited by the strength of the sellers’ financial condition, which could change in the future, as well as by the terms and limits of this indemnity.

We are also currently involved in environmental proceedings involving Ply Gem Canada and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania) and Mastic Home Exteriors, Inc. ("MHE") (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina).  Under the stock purchase agreement governing the Ply Gem acquisition, Nortek agreed to indemnify us fully for any liability in connection with the Punxsutawney contamination. Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. are to indemnify us for certain environmental liabilities in excess of $2.5 million, including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina. Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek. Our ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as by the terms and limits of any such indemnities or obligations.

Under the stock purchase agreement governing the Ply Gem acquisition, our former parent, Nortek, has agreed to indemnify us, subject to certain limitations, for environmental liabilities arising from our former ownership or operation of subsidiaries or properties where such ownership or operation ceased prior to the completion of the Ply Gem acquisition and for certain other liabilities. Our ability to seek indemnification from Nortek is, however, limited by the strength of Nortek’s financial condition, which could change in the future, as well as by the terms and limits of any such indemnities or obligations. Nortek has also covenanted that after the Ply Gem acquisition, it will not dispose of all or substantially all of its property and assets in a single transaction or series of related transactions, unless the acquirer of either its residential building products segment or HVAC segment (whichever is sold first) assumes all of Nortek’s obligations (including Nortek’s indemnification obligations) under the stock purchase agreement.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene [TCE]). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. ("Kroy") facility in York, Nebraska during the first quarter of 2010, however the facility has not received any official communications concerning this sampling event or the addition of the groundwater contamination site to the NPL. Alcan Aluminum Corporation ("Alcan") has assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the strength of Alcan’s financial condition as well as the terms and limits of the indemnity.

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

While the stock purchase agreements governing certain of our acquisitions provide that the sellers will indemnify us, subject to certain limitations, for certain environmental liabilities, our ability to seek indemnification from the respective sellers is limited by various factors, including the financial condition of the indemnitor or responsible party as well as by the terms and limits of such indemnities or obligations. As a result, there can be no assurance that we could receive any indemnification from the sellers, and any related environmental liabilities, costs or penalties could have a material adverse effect on our financial condition and results of operations.

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

Employees

•
As of December 31, 2013, we had 6,390 full-time employees worldwide, of whom 5,078 were in the United States and 1,312 were in Canada.  Employees at our Calgary, Alberta plant and our Bryan, Texas plant are currently our only employees with whom we have a collective bargaining agreement.

•
Approximately 2.2% of our total employees are represented by the United Brotherhood of Carpenters and Joiners of America, pursuant to a collective bargaining agreement with certain of our Canadian employees, which expires on December 31, 2014.

•
Approximately 8.4% of our total employees are represented by the International Chemical Workers Union Council, pursuant to a collective bargaining agreement with certain of our Alenco Windows employees, which expires in December 2016.

Financial Information about Geographic Areas

All of the Company’s operations are located in the United States and Canada.

Revenue from external customers for the year ended December 31, 2013 consisted of:

•	$1,140.5 million from United States customers

•	$217.5 million from Canadian customers

•	$7.6 million from all other foreign customers

Revenue from external customers for the year ended December 31, 2012 consisted of:

•	$1,043.6 million from United States customers

•	$74.4 million from Canadian customers

•	$3.3 million from all other foreign customers

Revenue from external customers for the year ended December 31, 2011 consisted of:

•	$959.2 million from United States customers

•	$70.9 million from Canadian customers

•	$4.8 million from all other foreign customers

At December 31, 2013, 2012, and 2011, long-lived assets totaled approximately $92.0 million, $17.1 million, and $17.1 million, respectively, in Canada, and $578.5 million, $601.7 million and $630.9 million, respectively, in the United States.  We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations.

 Item 1A.  RISK FACTORS
Risks Associated with Our Business

Downturns in the home repair or the remodeling and new construction end markets or the economy or the availability of consumer credit could adversely impact our end users and lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new construction spending, which declined significantly in the 2009 through 2011 period as compared to 2008 recovering slightly in 2012 and 2013 compared to historical levels and are affected by such factors as interest rates, inflation, consumer confidence, unemployment and the availability of consumer credit.

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

We compete with other national and regional manufacturers of exterior building products.  Some of these companies are larger and have greater financial resources than we do.  Accordingly, these competitors may be better equipped to withstand changes in conditions in the industries in which we operate and may have significantly greater operating and financial flexibility than we do.  Competitors could take a greater share of sales and cause us to lose business from our customers.  Additionally, our products face competition from alternative materials, such as wood, metal, fiber cement and masonry in siding, and wood and fiberglass in windows.  An increase in competition from other exterior building products manufacturers and alternative building materials could cause us to lose our customers and lead to decreases in net sales.

Changes in the costs and availability of raw materials, especially PVC resin and aluminum, can decrease our profit margins by increasing our costs.

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

Our top ten customers accounted for approximately 40.0% of our net sales in the year ended December 31, 2013.  Our largest customer for the fiscal year ended December 31, 2013, ABC Supply Co., Inc., distributes our products within its building products distribution business, and accounted for approximately 9.2% of our consolidated 2013 net sales.  We expect a small number of customers to continue to account for a substantial portion of our net sales for the foreseeable future.

The loss of, or a significant adverse change in our relationships with, our largest customer or any other major customer, or loss of market position of any major customer, could cause a material decrease in our net sales.  The loss of, or a reduction in orders from, any significant customers, losses arising from customers’ disputes regarding shipments, fees, merchandise condition or related matters, or our inability to collect accounts receivable from any major retail customer could cause a decrease in our net income and our cash flow.  In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

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

Our financial performance is affected by the cost of labor.  As of December 31, 2013, approximately 10.6% of our employees were represented by labor unions.  We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity.  Furthermore, some of our direct and indirect suppliers have unionized work forces.  Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured.  Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

Our ability to operate and our growth potential could be materially and adversely affected if we cannot employ, train and retain qualified personnel at a competitive cost.

Many of the products that we manufacture and assemble require manual processes in plant environments. We believe that our success depends upon our ability to attract, employ, train and retain qualified personnel with the ability to design, manufacture, and assemble these products. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force as the housing market recovers in the United States and Canada. A significant increase in the wages paid by competing employers could result in a reduction of our qualified labor force, increases in the wage rates that we must pay, or both. In addition, our ability to quickly and effectively train additional workforce to handle the increased volume and production while minimizing labor inefficiencies and maintaining product quality will be a strategic initiative in a housing market recovery. If either of these events were to occur, our cost structure could increase, our margins could decrease, and any growth potential could be impaired.

We may be subject to claims arising from the operations of our various businesses arising from periods prior to the dates we acquired them.  Our ability to seek indemnification from the former owners of our subsidiaries may be limited, in which case, we would be liable for these claims.

We have acquired all of our subsidiaries, including Ply Gem Industries, MWM Holding, AWC Holding Company, MHE, Pacific Windows, Gienow, Mitten, and substantially all of the assets of Ply Gem Stone and Greendeck Products, LLC, in the last several years.  We may be subject to claims or liabilities arising from the ownership or operation of our subsidiaries for the periods prior to our acquisition of them, including environmental liabilities.  These claims or liabilities could be significant.  Our ability to seek indemnification from the former owners of our subsidiaries for these claims or liabilities is limited by various factors, including the specific limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy such claims or liabilities. If we are unable to enforce our indemnification rights against the former owners or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our operating performance.

We could face potential product liability claims, including class action claims, relating to products we manufacture.

We face an inherent business risk of exposure to product liability claims, including class action claims, in the event that the use of any of our products results in personal injury or property damage.  In the event that any of our products is defective or proves to be defective, among other things, we may be responsible for damages related to any defective products and we may be required to cease production, recall or redesign such products.  Because of the long useful life of our products, it is possible that latent defects might not appear for several years.  Any insurance we maintain may not continue to be available on terms acceptable to us or such coverage may not be adequate for liabilities actually incurred.  Further, any claim or product discontinuance, recall or redesign could result in adverse publicity against us, which could cause our sales to decline, or increase our costs.

We are dependent on certain key personnel, the loss of whom could materially affect our financial performance and prospects.

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees.  To encourage the retention of certain key executives, we have entered into various equity-based compensation agreements with our senior executives, including Messrs. Robinette, Poe, Wayne, Buckley, and Steinhafel designed to encourage their retention.  Each member of our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success.  We do face the risk, however, that members of our senior management may not continue in their current positions and the loss of their services could cause us to lose customers and reduce our net sales, lead to employee morale problems and/or the loss of key employees, or cause disruptions to our production.  Also, we may be unable to find qualified individuals to replace any of the senior executive officers who leave our company.

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

Our facilities are subject to numerous United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety.  From time to time, our facilities are subject to investigation by governmental regulators.  In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which we or our predecessors are alleged to have sent hazardous materials for recycling or disposal.  We may be held liable, or incur fines or penalties in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of our properties from activities conducted by previous occupants.  The amount of such liability, fine or penalty may be material.  For example, MW, a subsidiary of MWM Holding, entered into an Administrative Order on Consent with the EPA, Region III, under Section 3008(h) of RCRA, primarily relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property. Certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

In addition, changes in environmental laws and regulations or in their enforcement, the discovery of previously unknown contamination or other liabilities relating to our properties and operations or the inability to enforce the indemnification obligations of the previous owners of our subsidiaries could result in significant environmental liabilities that could adversely impact our operating performance. In addition, we might incur significant capital and other costs to comply with increasingly stringent United States or Canadian environmental laws or enforcement policies that would decrease our cash flow.

Finally, while the stock purchase agreements governing certain of our acquisitions provide that the sellers will indemnify us, subject to certain limitations, for certain environmental liabilities, our ability to seek indemnification from the respective sellers is limited by various factors, including the financial condition of the indemnitor or responsible party as well as by the terms and limits of such indemnities or obligations. As a result, there can be no assurance that we could receive any indemnification from the sellers, and any related environmental liabilities, costs or penalties could have a material adverse effect on our financial condition and results of operations.

We may not realize any or all of our anticipated synergies and cost savings with respect to the Gienow and
Mitten acquisitions and our cost savings programs.

Our cost savings programs for the Gienow and Mitten acquisitions include raw material sourcing, headcount reductions, raw material reformulations, manufacturing efficiency improvements, selling, general and administrative expense reduction and the insourcing of third party products. The estimates contained herein involve risks, uncertainties, assumptions and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. We may not be able to maintain the levels of revenue, earnings or operating efficiency that we, Gienow and Mitten could have achieved separately, or obtain the anticipated benefit of the cost savings program. In addition, any cost savings that we realize may be offset, in whole or in part, by reductions in revenues, or through increases in other expenses.

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

We also rely on third party license agreements for certain trademarks and technologies we employ. There is a risk that third parties may modify or terminate such licenses, which may harm our operating results. While these license agreements generally provide that the licensors will indemnify us, subject to certain limitations, for certain infringement liabilities, our ability to seek indemnification from the respective licensors is limited by various factors, including the financial condition of the licensor as well as by the terms and limits of such indemnities or obligations. As a result, there can be no assurance that we could receive any indemnification from licensors, and any related infringement liabilities, costs or penalties could have a material adverse effect on our financial condition and results of operations.

Increases in fuel costs could cause our cost of products sold to increase and net income to decrease.

Increases in fuel costs can negatively impact our cost to deliver our products to our customers and thus increase our cost of products sold.  The Company estimates that a 10% increase in fuel costs for the year ended December 31, 2013 would have increased costs of products sold during such period by approximately $1.7 million. If we are unable to increase the selling price of our products to our customers to cover any increases in fuel costs, net income may be adversely affected.

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

•	limit our flexibility in planning for, or reacting to, changes in our business, the industry in which we operate and the general economy;

•	place us at a disadvantage compared to our competitors that have less debt;

•	expose us to fluctuations in the interest rate environment because the interest rates of our ABL Facility and our Term Loan Facility are at variable rates; and

•	limit our ability to borrow additional funds.

Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, prospects and ability to satisfy our obligations under our indebtedness.

The terms of our debt covenants could limit how we conduct our business and our ability to raise additional funds.

The agreements that govern the terms of our debt, including the credit agreement that governs the ABL Facility, the credit agreement that governs the Term Loan Facility and the indenture governing the 6.50% Senior Notes, contain covenants that restrict our ability and the ability of our subsidiaries to:

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

In addition, under the ABL Facility, if (a) our excess availability is less than the greater of (x) 10.0% of the lesser of the aggregate commitments and the borrowing base and (y) $17.5 million or (b) any event of default has occurred and is continuing, we will be required to comply with a minimum fixed charge coverage ratio test. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure that we will meet this ratio.  A breach of any of these covenants under the ABL Facility, Term Loan Facility or the indenture governing the 6.50% Senior Notes could result in an event of default under the ABL Facility, the Term Loan Facility, and/or the indenture. An event of default under any of our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable and, in some cases, proceed against the collateral securing such indebtedness.

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

Our ability to make scheduled payments on or to refinance our debt obligations and to make capital expenditures depends on our financial condition and operating performance, which is subject to prevailing economic and competitive conditions and to financial, business and other factors.  We will not be able to control many of these factors, such as economic conditions in the industry in which we operate and competitive pressures.  We cannot assure that we will maintain a level of cash flows from operating activities sufficient to permit us to pay or refinance our indebtedness, including the 6.50% Senior Notes or our indebtedness under our ABL Facility or Term Loan Facility, or make required capital expenditures.  If our cash flows and capital resources are insufficient to fund our debt service obligations, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness.

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

We will be required to pay an affiliate of Ply Gem Holdings’ current stockholders for certain tax benefits, including net operating loss carryovers, we may claim, and the amounts we may pay could be significant.
In connection with Ply Gem Holdings’ initial public offering, Ply Gem Holdings entered into a tax receivable agreement with an entity controlled by an affiliate of the CI Partnerships (the “Tax Receivable Entity”). This tax receivable agreement generally provides for the payment by us to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize in periods after the initial public offering as a result of (i) NOL carryovers from periods (or portions thereof) ending before January 1, 2013, (ii) deductible expenses attributable to the transactions related to the initial public offering and (iii) deductions related to imputed interest deemed to be paid by us as a result of or attributable to payments under the tax receivable agreement.
The amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, our use of NOL carryovers and the portion of our payments under the tax receivable agreement constituting imputed interest.
The payments we will be required to make under the tax receivable agreement could be substantial. We expect that, as a result of the amount of the NOL carryovers from prior periods (or portions thereof), assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, future payments under the tax receivable agreement, in respect of the federal and state NOL carryovers, could be approximately $100.0 million in the aggregate and would be paid within the next five years, assuming that utilization of such tax attributes is not subject to limitation under Section 382 of the Code as the result of an “ownership change” (within the meaning of Section 382 of the Code) of Ply Gem Holdings. These amounts reflect only the cash savings attributable to current tax attributes resulting from the NOL carryovers. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments from these tax attributes. However, in no event will the total payments made under the tax receivable agreement exceed $100.0 million, excluding any amount accounted for as interest under the Code.
In addition, although we are not aware of any issue that would cause the U.S. Internal Revenue Service (“IRS”) to challenge the benefits arising under the tax receivable agreement, the Tax Receivable Entity will not reimburse us for any payments previously made if such benefits are subsequently disallowed, however, any excess payments made to the Tax Receivable Entity will be netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in such circumstances, we could make payments under the tax receivable agreement that are greater than our actual cash tax savings and may not be able to recoup those payments, which could adversely affect our liquidity.
Finally, because Ply Gem Holdings is a holding company with no operations of its own, its ability to make payments under the tax receivable agreement is dependent on the ability of Ply Gem Industries and its subsidiaries to make distributions to it. We may be required to make payments to Ply Gem Holdings to fund payments under the tax receivable agreement, and the indenture governing the notes will permit us to make such payments. To the extent that Ply Gem Holdings is unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid, which could adversely affect our results of operations and could also affect our liquidity in periods in which such payments are made.
In addition, the tax receivable agreement provides that, upon certain mergers, asset sales, or other forms of business combinations or certain other changes of control, Ply Gem Holdings’ or its successor’s obligations with respect to tax benefits would be based on certain assumptions, including that Ply Gem Holdings or its successor would have sufficient taxable income to fully utilize the NOL carryovers covered by the tax receivable agreement. As a result, upon a change of control, Ply Gem Holdings may be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of actual cash tax savings.

Our ability to consummate and effectively integrate future acquisitions, if any, will be critical to maintaining and improving our operating performance.

We will continue to pursue strategic acquisitions into our business if they provide future financial and operational benefits. Successful completion of any strategic transaction depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. There can be no assurance that we will consummate future acquisitions. In addition, our ability to effectively integrate these acquisitions into our existing business and culture may not be successful which could jeopardize future operational performance for the combined businesses.
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

Purchase of our products may involve the transmission and/or storage of data, including in certain instances customers' business and personally identifiable information. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our customers, as security breaches could result in vulnerabilities and loss of and/or unauthorized access to confidential information. We devote significant resources to address security vulnerabilities through enhancing security and reliability features in our computer networks, deploying security updates to address security vulnerabilities and seeking to respond to known security incidents in sufficient time to minimize any potential adverse impact. Experienced hackers, cybercriminals and perpetrators of advanced persistent threats may be able to penetrate our network security and misappropriate or compromise our confidential information or that of third parties, create system disruptions, product or service vulnerabilities or cause shutdowns. These perpetrators of cyberattacks also may be able to develop and deploy viruses, worms, malware and other malicious software programs that attack our products and services, our networks or otherwise exploit any security vulnerabilities of our products, services and networks. However, because techniques used to obtain unauthorized access to or sabotage systems change frequently and generally are not recognized until long after being launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. A breach of our security measures as a result of third-party action, malware, employee error, malfeasance or otherwise could result in:

•	harm to our reputation or brand, which could lead some customers to stop purchasing our products and reduce or delay future purchases of our products or use competing products;

•	state or federal enforcement action, which could result in fines, penalties and/or other liabilities and which may cause us to incur legal fees and costs, and/or

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

Moreover, increased regulation regarding cybersecurity may increase our costs of compliance, including fines and penalties, as well as costs of cybersecurity audits.

Any of these actions could materially adversely impact our business and results of operations.

We are controlled by the CI Partnerships whose interest in our business may be different than yours.

The CI Partnerships own approximately 68.1% of the outstanding common stock of Ply Gem Holdings, the direct parent company of Ply Gem Industries. Ply Gem Holdings has entered into an amended and restated stockholders agreement with the CI Partnerships and certain of our members of management. Under the stockholders agreement, the CI Partnerships are initially entitled to nominate a majority of the members of Ply Gem Holdings' board of directors and all of the parties to the stockholders agreement have agreed to vote their shares of our common stock as directed by the CI Partnerships. Accordingly, the CI Partnerships will be able to exercise significant influence over our business policies and affairs. In addition, the CI Partnerships can control any action requiring the general approval of Ply Gem Holdings' stockholders, including the election of directors, the adoption of amendments to Ply Gem Holdings' certificate of incorporation by-laws and the approval of mergers or sales of substantially all of our assets.

Failure to maintain effective internal controls over financial reporting could have an adverse effect on our business, operating results and stock price.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. The requirements of Section 404 of Sarbanes-Oxley and the related rules of the Securities and Exchange Commission (“SEC”) require, among other things, our management to assess annually the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm will be required to issue a report on our internal control over financial reporting beginning with our Annual Report on Form 10-K for the year ending December 31, 2014. In the future, we may identify deficiencies that we may be unable to remedy before the requisite deadline for those reports. Also, our auditors have not yet conducted an audit of our internal control over financial reporting. Any failure to remediate material weaknesses noted by us or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligation or result in material misstatements in our financial statements. If our management or our independent registered public accounting firm were to conclude in their reports that our internal control over financial reporting was not effective, investors could lose confidence in our reported financial information, and the trading price of our common stock could decrease significantly. Failure to comply with Section 404 of Sarbanes-Oxley could potentially subject us to sanctions or investigations by the SEC, the Financial Industry Regulatory Authority, Inc. (“FINRA”) or other regulatory authorities.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.      PROPERTIES

Our corporate headquarters is located in Cary, North Carolina.  We own and lease several additional properties in the United States and Canada.  We operate the following facilities as indicated, and each facility is leased unless indicated with “Owned” under the Lease Expiration Date column below.

Location	Square Footage	Facility Use	Lease Expiration Date

Siding, Fencing, and Stone Segment
Jasper, TN	270,000	Manufacturing and Administration	Owned
Fair Bluff, NC (1)	198,000	Manufacturing and Administration	9/30/2024
Kearney, MO (1)	175,000	Manufacturing and Administration	9/30/2024
Kansas City, MO	125,000	Warehouse	Month-to-month
Valencia, PA (2)	104,000	Manufacturing and Administration	9/30/2024
Martinsburg, WV (1)	163,000	Manufacturing and Administration	9/30/2024
Martinsburg, WV	165,000	Warehouse	4/14/2016
York, NE (1)	76,000	Manufacturing	9/30/2024
Stuarts Draft, VA	257,000	Manufacturing and Administration	Owned
Sidney, OH	819,000	Manufacturing and Administration	Owned
Gaffney, SC	259,000	Manufacturing and Administration	Owned
Harrisonburg, VA	358,000	Warehouse	2/28/2018
Kansas City, MO	36,000	Administration	12/31/2017
Middleburg, PA	100,000	Manufacturing and Administration	12/31/2016
South Pittsburgh, TN	95,000	Warehouse	10/31/2014
Gaffney, SC	55,000	Warehouse	12/31/2017
Selinsgrove, PA	37,000	Warehouse	12/31/2015
Paris, ON, Canada	131,000	Manufacturing and Administration	Owned
Brantford, ON, Canada	237,000	Warehouse and Administration	1/31/2020
Mount Pearl, NFLD, Canada	20,000	Warehouse	10/31/2019
Dartmouth, NS, Canada	16,000	Warehouse	2/28/2015
Dartmouth, NS, Canada	15,000	Warehouse	1/31/2019
Saint John, NB, Canada	14,000	Warehouse	6/30/2014
Moncton, NB, Canada	19,000	Warehouse	7/31/2015
Fredericton, NB, Canada	16,000	Warehouse	1/1/2016
Sherbrooke, QC, Canada	12,000	Warehouse	Month-to-month
Le Gardeur, QC, Canada	20,000	Warehouse	8/31/2015
St, Hubert, QC, Canada	9,000	Warehouse	12/31/2016
Blainville, QC, Canada	11,000	Warehouse	12/1/2016
Ottawa, ON, Canada	23,000	Warehouse	12/31/2017
Scarborough, ON, Canada	20,000	Warehouse	2/28/2018
London, ON, Canada	19,000	Warehouse	4/30/2015
Winnipeg, MN, Canada	16,000	Warehouse	12/31/2014
Regina, SK, Canada	10,000	Warehouse	11/30/2014
Saskatoon, SK, Canada	15,000	Warehouse	10/31/2015
Calgary, AB, Canada	17,000	Warehouse	2/28/2014
Edmonton, AB, Canada	37,000	Warehouse	12/31/2018
Langley, BC, Canada	17,000	Warehouse	2/28/2015

Windows and Doors Segment
Calgary, AB, Canada (1)	301,000	Manufacturing and Administration	8/31/2024
Walbridge, OH (1)	250,000	Manufacturing and Administration	9/30/2024
Walbridge, OH	20,000	Warehouse	5/30/2017
Rocky Mount, VA (1)	600,000	Manufacturing and Administration	9/30/2024
Rocky Mount, VA	163,000	Manufacturing	12/31/2023
Rocky Mount, VA	180,000	Manufacturing	8/31/2016
Rocky Mount, VA	70,000	Warehouse	2/16/2016
Rocky Mount, VA	80,000	Warehouse	12/31/2023
Rocky Mount, VA	120,000	Warehouse	8/31/2016
Roanoke, VA	13,000	Administration	5/31/2014
Fayetteville, NC	56,000	Warehouse	Owned
Peachtree City, GA	148,000	Manufacturing	8/19/2014
Peachtree City, GA	40,000	Manufacturing	Owned
Dallas, TX	213,000	Manufacturing and Administration	2/17/2019
Bryan, TX	273,000	Manufacturing and Administration	8/20/2014
Bryan, TX	75,000	Manufacturing	12/31/2014
Auburn, WA	262,000	Manufacturing and Administration	10/31/2017
Corona, CA	128,000	Manufacturing and Administration	12/30/2015
Sacramento, CA	234,000	Manufacturing and Administration	9/12/2019
Tualatin, OR	9,000	Warehouse	Month-to-month
Edmonton, AB, Canada	29,000	Warehouse	4/30/2016
Red Deer, AB, Canada	7,000	Warehouse	4/30/2016
Medicine Hat, AB, Canada	9,000	Warehouse	12/31/2017
Regina, SK, Canada	10,000	Warehouse	5/31/2015
Saskatoon, SK, Canada	17,000	Warehouse	Owned
Grand Praire, AB, Canada	4,000	Warehouse	12/31/2014
Winnipeg, MB, Canada	9,000	Warehouse	3/31/2014
Calgary, AB, Canada	351,000	Manufacturing and Administration	10/30/2022
Kelowna, BC, Canada	15,000	Warehouse	6/30/2021
Prince George, BC, Canada	7,000	Warehouse	5/31/2021
Vancouver, BC, Canada	17,000	Warehouse	10/31/2016
Kamloops, BC, Canada	1,000	Warehouse	Month-to-month
Edmonton, AB, Canada	18,000	Warehouse	4/30/2018
Lethbridge, AB, Canada	3,000	Warehouse	Month-to-month
Grande Prairie, AB, Canada	3,000	Warehouse	Month-to-month
Saskatoon, SK, Canada	6,000	Warehouse	3/31/2014
Winnipeg, MB, Canada	9,000	Warehouse	12/31/2016

Corporate
Cary, NC	25,000	Administration	10/31/2020

(1)	These properties are included in a long-term lease entered into as a result of a sale/leaseback agreement entered into in August 2004 as part of the funding for the purchase of MWM Holding.

(2)	This property was subleased to a third party starting in 2010.

Item 3.      LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations and businesses that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, personal injury, product liability, warranty, and modification, adjustment or replacement of component parts or units sold.

Environmental

We are subject to United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites, and protection of worker health and safety.  From time to time, our facilities are subject to investigation by governmental regulators.  In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which we or our predecessors are alleged to have sent hazardous materials for recycling or disposal.  We may be held liable, or incur fines or penalties, in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of our properties from activities conducted by previous occupants.  The amount of any liability, fine or penalty may be material, and certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

MW Manufacturers Inc., a subsidiary of MWM Holding, entered into an Administrative Order on Consent, effective September 12, 2011, with the EPA, Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Administrative Order on Consent, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the RCRA Facility Investigation Workplan, and MW is currently implementing the Workplan. Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to Fenway Partners. As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Our ability to seek indemnification from U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of December 31, 2013, no recovery has been recognized on our consolidated balance sheet but we will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

We are currently involved in environmental proceedings involving Ply Gem Canada and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania) and MHE (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina).  Under the stock purchase agreement governing the Ply Gem acquisition, Nortek agreed to indemnify us fully for any liability in connection with the Punxsutawney contamination. Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. are to indemnify us for certain environmental liabilities in excess of $2.5 million, including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina.  Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek. Our ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene TCE). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. facility in York, Nebraska during the first quarter of 2010, however the facility has not received any official communications concerning this sampling event or the addition of the groundwater contamination site to the NPL. Alcan Aluminum Corporation has assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the strength of Alcan’s financial condition as well as the terms of the indemnity.
Based on current information, we are not aware of any compliance obligations, claims, releases or investigations that will have a material adverse effect on our results of operations, cash flows or financial position except as otherwise disclosed in our financial statements. However, there can be no guarantee that previously known or newly-discovered matters or any inability to enforce our available indemnification rights against previous owners of our subsidiaries will not result in material costs or liabilities. While the stock purchase agreements governing certain of our acquisitions provide that the sellers will indemnify us, subject to certain limitations, for certain environmental liabilities, our ability to seek indemnification from the respective sellers is limited by various factors, including the financial condition of the indemnitor or responsible party as well as by the terms and limits of such indemnities or obligations. As a result, there can be no assurance that we could receive any indemnification from the sellers, and any related environmental liabilities, costs or penalties could have a material adverse effect on our financial condition and results of operations.

Litigation

While we believe we have valid defenses to the claims discussed below and will vigorously defend all such claims, litigation is subject to many uncertainties and there cannot be any assurance that we will ultimately prevail or, in the event of an unfavorable outcome or settlement of litigation, that the ultimate liability would not be material and would not have a material adverse effect on our business, results of operations, cash flows or financial position.

In John Gulbankian and Robert D. Callahan v. MW Manufacturers, Inc., a purported class action filed in March 2010 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's V-Wood windows. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. Discovery regarding class certification is complete, and during the first quarter of 2014, we engaged in mediation sessions with the plaintiffs’ counsel. The hearing regarding class certification is currently scheduled to be held on March 27, 2014.

In Eric Hartshorn and Bethany Perry v. MW Manufacturers, Inc., a purported class action filed in July 2012 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's Freedom and Freedom 800 windows. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. Discovery regarding class certification is complete, and during the first quarter of 2014, we engaged in mediation sessions with the plaintiffs’ counsel. The hearing regarding class certification is currently scheduled to be held on March 27, 2014, as the class certification hearing for this action has been consolidated with, and will be heard by the judge assigned to, John Gulbankian and Robert D. Callahan v. MW Manufacturers, Inc.

In Anthony Pagliaroni v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by Mastic Home Exteriors, Inc. (“MHE”). The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. This action is currently in discovery regarding class certification, and a hearing regarding class certification has not yet been scheduled. The damages sought in this action have not yet been quantified. Deceuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify MHE for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. MHE's ability to seek indemnification from Deceuninck is, however, limited by the terms of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.

In The Muhler Company, Inc. v. Ply Gem Prime Holdings, Inc. et al., a lawsuit filed in April 2011 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, alleges unfair competition and trade practices. The plaintiff seeks a variety of relief, including (i) consequential damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. In April 2013, the Court granted the Company's motion for summary judgment with respect to the federal Lanham Act claims. As such, only state unfair competition and trade practices claims currently remain. In May 2013, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit with respect to the summary judgment granted on the federal Lanham Act claims, and the Fourth Circuit denied interlocutory appeal. The damages sought in this action have not yet been quantified.

In Karl Memari v. Ply Gem Prime Holdings, Inc. et al., a purported class action filed in March 2013 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the illegality and/or defects of MW's vinyl clad windows. The plaintiff seeks a variety of relief, including (i) actual and compensatory damages, (ii) punitive damages, and (iii) attorneys' fees and costs of litigation. Discovery regarding class certification has closed, however, the hearing regarding class certification has not yet been scheduled. The damages sought in this action have not yet been quantified.

In J-Channel Industries Corporation v. Lowe’s Companies, Inc., and Ply Gem Industries, Inc., a purported patent infringement case filed in the United States District Court for the Eastern Division of Tennessee, Northern Division, plaintiff, a wholly owned subsidiary of CopyTele, Inc., a company specializing in patent monetization and patent assertion, alleges damages as a result of patent infringement by certain windows having an integrated “j-channel” feature. Ply Gem has accepted tender from co-defendant Lowe’s Companies, Inc. The plaintiff seeks a variety of relief, including (i) economic and compensatory damages and (ii) attorneys' fees and costs of litigation. The damages sought in these actions have not yet been quantified. This action is currently in the early stages of discovery.

Other contingencies

We are subject to other contingencies, including legal proceedings and claims arising out of our business that cover a wide range of matters, including, among others, environmental matters, contract and employment claims, personal injury, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  We have used various substances in our products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of our potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the New York Stock Exchange under the symbol “PGEM”. The following table sets forth, for our fiscal quarters indicated, high and low sale prices for a share of our common stock on the NYSE, as reported by the NYSE:

Year	High	Low
2013:
Fourth Quarter	$18.45	$13.58
Third Quarter	20.80	14.04
Second Quarter (from May 23, 2013)	24.46	19.06
First Quarter	n/a	n/a

Stock Performance Graph

The following graph shows a comparison from May 23, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2013 of the cumulative return for our common stock (PGEM), the Standard & Poor's 500 Stock Index (S&P 500), and the Standard & Poor's Industrials Index (S&P Industrials Index). The graph assumes that $100 was invested at the market close on May 23, 2013 in the common stock of Ply Gem Holdings, Inc., the S&P 500 Index and the S&P Industrials Index, and assumes reinvestments of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Holders
As of March 14, 2014, there were approximately 27 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers and other financial institutions. Because such shares of common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2013.

Purchases of Equity Securities by the Issuer

There were no purchases by the Company of our common stock during the three months ended December 31, 2013.

Dividends

Ply Gem Holdings has paid no dividends in the years ended December 31, 2013 and 2012.

The indenture for the 6.50% Senior Notes, the Term Loan Facility and the ABL Facility restrict the ability of Ply Gem Industries and its subsidiaries to make certain payments and transfer assets to Ply Gem Holdings.  In addition, the ABL Facility imposes restrictions on the ability of Ply Gem Holdings to make certain dividend payments.

Item 6.      SELECTED FINANCIAL DATA

The financial data set forth below is for the five-year period ended December 31, 2013.   The data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

	For the year ended December 31,
(Amounts in thousands, except per share data)	2013 (1)	2012	2011	2010	2009
Statement of operations data:
Net sales	$1,365,581	$1,121,301	$1,034,857	$995,906	$951,374
Cost of products sold	1,106,911	877,102	824,325	779,946	749,841
Gross profit	258,670	244,199	210,532	215,960	201,533
Operating expenses:
Selling, general and administrative expenses	187,131	147,242	138,912	130,460	141,772
Amortization of intangible assets	20,236	26,937	26,689	27,099	19,651
Initial public offering costs	23,527	—	—	—	—
Write-off of previously capitalized offering costs	—	—	—	1,571	—
Total operating expenses	230,894	174,179	165,601	159,130	161,423
Operating earnings	27,776	70,020	44,931	56,830	40,110
Foreign currency gain (loss)	(1,533)	409	492	510	475
Interest expense	(92,046)	(103,133)	(101,488)	(122,992)	(135,514)
Interest income	362	91	104	159	211
Tax receivable agreement liability adjustment	5,167	—	—	—	—
Gain (loss) on modification or extinguishment of debt	(18,948)	(3,607)	(27,863)	98,187	—
Income (loss) before provision (benefit) for income taxes	(79,222)	(36,220)	(83,824)	32,694	(94,718)
Provision (benefit) for income taxes	298	2,835	683	5,027	(17,966)
Net income (loss)	$(79,520)	$(39,055)	$(84,507)	$27,667	$(76,752)

Per basic common share:
Net income (loss) applicable to common shares	$(1.32)	$(0.80)	$(1.73)	$0.57	$(1.57)
Per diluted common share:
Net income (loss) applicable to common shares	$(1.32)	$(0.80)	$(1.73)	$0.57	$(1.57)

Total assets	$1,042,251	$881,850	$892,912	$922,237	$982,033
Long-term debt, less current maturities	$817,028	$964,384	$961,670	$894,163	$1,100,397

(1)	Includes the results of Gienow from the date of acquisition, April 9, 2013 and Mitten from the date of acquisition, May 31, 2013.

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

General

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 54% and 46% of our sales, respectively, for the fiscal year ended December 31, 2013.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

Ply Gem Holdings was incorporated on January 23, 2004 by affiliates of CI Capital Partners for the purpose of acquiring Ply Gem Industries from Nortek.  The Ply Gem acquisition was completed on February 12, 2004.  Prior to the Ply Gem acquisition, our business was known as the Windows, Doors and Siding division of Nortek, where the business operated as a holding company with a broad set of brands.  Since the Ply Gem acquisition, we have acquired eight additional businesses to complement and expand our product portfolio and geographical diversity.  Gary E. Robinette, our President and Chief Executive Officer, joined Ply Gem in October 2006, and has employed the strategy of transitioning Ply Gem to an integrated and consolidated business model under the Ply Gem brand.

The following is a summary of Ply Gem’s acquisition history:

•	On August 27, 2004, Ply Gem acquired MWM Holding, a manufacturer of vinyl, wood, wood-clad, composite, impact and aluminum windows, for a purchase price, net of cash acquired of $330.9 million.

•
On February 24, 2006, Ply Gem acquired Alenco, a manufacturer of aluminum and vinyl windows products, for a purchase price, net of cash acquired of $126.8 million.  This acquisition supported our national window strategy. Alenco is part of our Windows and Doors segment and operates under common leadership with our other U.S. window businesses.

•
On October 31, 2006, Ply Gem completed the acquisition of MHE, a leading manufacturer of vinyl siding, aluminum siding, injection molded shutters and vinyl, aluminum and injection molded accessories, for a purchase price, net of cash acquired of $295.9 million.  MHE became part of our Siding, Fencing, and Stone segment and operates under common leadership with our existing siding business.

•
On September 30, 2007, Ply Gem completed the acquisition of CertainTeed Corporation’s vinyl window and patio door business, which we have named Ply Gem Pacific Windows, a leading manufacturer of premium vinyl windows and patio doors, for a purchase price, net of cash acquired, of $36.6 million. Pacific Windows is part of our Windows and Doors segment and operates under common leadership with our U.S. windows business.

•
On October 31, 2008, Ply Gem acquired substantially all of the assets of Ply Gem Stone (formerly United Stone Veneer), a manufacturer of stone veneer products, for a purchase price, net of cash acquired of $3.6 million.

•
On July 30, 2012, Ply Gem acquired substantially all of the assets of Greendeck Products, LLC, a composite products development company, for a purchase price of approximately $1.0 million, subject to certain purchase price adjustments.

•
On April 9, 2013, Ply Gem acquired all of the capital stock of Gienow WinDoor Ltd. (which was amalgamated into Gienow Canada Inc.) ("Gienow"), a manufacturer of windows and doors in Western Canada, for a purchase price, net of cash acquired, of $20.4 million. Gienow is part of our Western Canadian windows business and is part of the Windows and Doors segment.

•
On May 31, 2013, Ply Gem acquired all of the capital stock of Mitten Inc. ("Mitten"), a manufacturer of vinyl siding and distributor of various other exterior building products in Canada, for a purchase price, net of cash acquired, of $76.8 million. The majority of Mitten's operations are part of the Siding, Fencing and Stone segment.

Prior to January 11, 2010, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Investment Holdings, which was a wholly owned subsidiary of Ply Gem Prime.  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation.  In May 2013, the Company issued 18,157,895 shares of common stock at an initial public offering price of $21.00 per share and received gross proceeds of approximately $381.3 million in an IPO of its common stock. The shares began trading on The New York Stock Exchange on May 23, 2013 under the symbol "PGEM". Immediately prior to the closing of the IPO, Ply Gem Prime merged with and into Ply Gem Holdings, with Ply Gem Holdings being the surviving entity. In the merger, all of the preferred stock of Ply Gem Prime (including the subordinated debt of Ply Gem Prime that was converted into preferred stock in connection with the IPO) was converted into a number of shares of the Company's common stock based on the IPO price of the common stock and the liquidation value of and the maximum dividend amount in respect of the preferred stock.

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries' $250.0 million ABL Facility and the credit agreement governing the terms of its $430.0 million Term Loan Facility place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the indenture governing Ply Gem Industries' $500.0 million 6.50% Senior Notes place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

Operating earnings (loss).  Operating earnings (loss) represents net sales less cost of products sold, SG&A expense, amortization of intangible assets, and initial public offering costs.

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

Impact of weather

Since our building products are intended for exterior use, our sales and operating earnings tend to be lower during periods of inclement weather.  Weather conditions in the first and fourth quarters of each calendar year historically result in these quarters producing significantly less sales revenue than in any other period of the year.  As a result, we have historically had lower profits or higher losses in the first quarter of each calendar year, and reduced profits in the fourth quarter of each calendar year due to the weather.  Our results of operations for individual quarters in the future may be impacted by adverse weather conditions. In addition, favorable or unfavorable weather conditions may influence the comparability of our results from year to year or from quarter to quarter.

Critical accounting policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions result compared to our assumptions and judgments, the results could be materially different from our estimates.  Management also believes that the nine areas where different assumptions could result in materially different reported results are (1) goodwill and intangible asset impairment tests, (2) accounts receivable related to estimation of allowances for doubtful accounts, (3) inventories in estimating reserves for obsolete and excess inventory, (4) warranty reserves, (5) insurance reserves, (6) income taxes including the tax receivable agreement, (7) rebates, (8) pensions, and (9) environmental accruals and other contingencies.  Although we believe the likelihood of a material difference in these areas is low based upon our historical experience, a 10% change in our allowance for doubtful accounts, inventory reserve estimates, and warranty reserve at December 31, 2013 would result in an approximate $0.4 million, $0.9 million, and $4.2 million impact on expenses, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

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

Goodwill Impairment.  We perform an annual test for goodwill impairment during the fourth quarter of each year (November 23rd for 2013) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  We use the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One Analysis), we measure the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two Analysis).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

To evaluate goodwill impairment, we estimate the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.

A summary of the key assumptions utilized in the goodwill impairment analysis at November 23, 2013, November 24, 2012, and November 26, 2011, as it relates to the Step One fair values and the sensitivities for these assumptions follows:

	Windows and Doors
	As of November 23, 2013	As of November 24, 2012	As of November 26, 2011
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,100,000	1,050,000	1,050,000
Terminal growth rate	3.5%	3.5%	3.5%
Discount rates	20.0%	18.0%	20.0%

Market approach:
Control premiums	5.0%	20.0%	20.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$4,500	$8,000	$7,768
Estimated fair value decrease in the event of a
1% increase in the discount rate	17,000	22,000	16,170
Estimated fair value decrease in the event of a
1% decrease in the control premium	3,000	3,000	2,143

	Siding, Fencing, and Stone
	As of November 23, 2013	As of November 24, 2012	As of November 26, 2011
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,100,000	1,050,000	1,050,000
Terminal growth rate	3.0%	3.0%	3.0%
Discount rates	11.5%	13.0%	17.0%

Market approach:
Control premiums	10.0%	10.0%	10.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$89,000	$62,000	$32,974
Estimated fair value decrease in the event of a
1% increase in the discount rate	161,000	135,000	64,112
Estimated fair value decrease in the event of a
1% decrease in the control premium	16,000	14,000	8,930

(Amounts in thousands)	As of	As of	As of
	November 23,	November 24,	November 26,
	2013	2012	2011
Estimated Windows and Doors reporting unit fair value increase in the event of a 10% increase in the weighting of the market multiples method	$—	$—	$4,000
Estimated Siding, Fencing, and Stone reporting unit fair value increase in the event of a 10% increase in the weighting of the market multiples method	20,000	30,000	10,300

We provide no assurance that: (1) valuation multiples will not decline, (2) discount rates will not increase, or (3) the earnings, book values or projected earnings and cash flows of our reporting units will not decline. We will continue to analyze changes to these assumptions in future periods. We will continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets could result in future goodwill impairments.

Income Taxes.  We utilize the asset and liability method in accounting for income taxes, which requires that the deferred tax consequences of temporary differences between the amounts recorded in our consolidated financial statements and the amounts included in our federal and state income tax returns be recognized in the consolidated balance sheet.  The amount recorded in our consolidated financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns.  Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states in which we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  We have executed a tax sharing agreement with Ply Gem Holdings and Ply Gem Investment Holdings (during 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation) pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  The tax sharing agreement was amended in 2013 to reflect the merger of Ply Gem Prime Holdings with and into Ply Gem Holdings. Our U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  Ply Gem Canada, Gienow, and Mitten file separate Canadian income tax returns.

At December 31, 2012, we were in a full federal valuation allowance position as we were no longer in a net deferred liability tax position and continued to incur losses for income tax purposes.  Additionally, at December 31, 2012, we were in a full state valuation allowance position for certain legal entities primarily related to losses for income tax purposes. At December 31, 2013, we remained in a full federal valuation allowance position and a full state valuation allowance position as we continued to incur cumulative losses for income tax purposes.  As of December 31, 2013 and 2012, we did not have a valuation allowance for our foreign operations. Refer to Note 11 to the consolidated financial statements for additional information regarding income taxes.

Results of Operations

The following table summarizes net sales and net income (loss) by segment and is derived from the accompanying consolidated statements of operations included in this report.

	Year ended December 31,
(Amounts in thousands)	2013	2012	2011
Net Sales
Siding, Fencing, and Stone	$737,841	$658,045	$639,290
Windows and Doors	627,740	463,256	395,567
Operating earnings (loss)
Siding, Fencing, and Stone	111,918	110,456	90,849
Windows and Doors	(38,537)	(20,565)	(31,134)
Unallocated	(45,605)	(19,871)	(14,784)
Foreign currency gain
Siding, Fencing, and Stone	(217)	—	—
Windows and Doors	(1,316)	409	492
Interest expense, net
Siding, Fencing, and Stone	132	47	83
Windows and Doors	195	18	13
Unallocated	(92,011)	(103,107)	(101,480)
Income tax expense
Unallocated	(298)	(2,835)	(683)
Loss on modification or
extinguishment of debt
Unallocated	(18,948)	(3,607)	(27,863)

Net loss	$(79,520)	$(39,055)	$(84,507)

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

Siding, Fencing, and Stone Segment

	Year ended December 31,
(Amounts in thousands)	2013		2012		2011
Statement of operations data:
Net sales	$737,841	100.0%	$658,045	100.0%	$639,290	100.0%
Gross profit	197,626	26.8%	180,244	27.4%	158,798	24.8%
SG&A expense	73,846	10.0%	61,201	9.3%	59,646	9.3%
Amortization of intangible assets	11,862	1.6%	8,587	1.3%	8,303	1.3%
Operating earnings	111,918	15.2%	110,456	16.8%	90,849	14.2%
Currency transaction loss	(217)	—%	—	—%	—	—%

Net Sales

Net sales for the year ended December 31, 2013 increased from the year ended December 31, 2012 by approximately $79.8 million or 12.1%.  Net sales increased as a result of the Mitten acquisition, which was completed on May 31, 2013 and contributed net sales of approximately $79.4 million for the year ended December 31, 2013. Excluding the Mitten acquisition, our Siding, Fencing, and Stone net sales increased $0.4 million or 0.1% during the year ended December 31, 2013 compared to the year ended December 31, 2012. The modest increase in net sales resulted from higher sales volume related to the improving U.S. new construction housing market offset by lower unit volume shipments of our metal accessory products that primarily resulted from the loss of sales to a large retail home center and lower selling price of these products, which were reduced in response to lower market costs for aluminum raw materials. According to the London Metal Exchange, the price of aluminum decreased approximately 8.9% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The sales decrease of our metal accessory products of approximately $16.5 million was partially offset by a $9.6 million sales increase of our vinyl siding products and a $4.6 million sales increase of our injection molded products both excluding Mitten for the year ended December 31, 2013 as compared to the year ended December 31, 2012.

While new construction industry trends continue to be favorable with single family housing starts for the year ended December 31, 2013 estimated to increase 15.6% according to the National Association of Home Builders ("NAHB"), we believe that big ticket remodeling expenditures have been delayed as a result of subdued consumer confidence and limited financing alternatives. In addition, our sales during 2013 were negatively impacted by severe weather conditions that adversely affected the upper Midwest, Northeast and Eastern seaboard regions of the United States where the majority of our vinyl siding is sold. The Vinyl Siding Institute reported that vinyl siding industry unit shipments decreased 1.3% during 2013, while our own vinyl siding unit shipments increased 1.6% excluding Mitten. Excluding Mitten, our U.S. market position in vinyl siding improved during the year ended December 31, 2013 to 37.0% from 36.0% for the comparable period in 2012. Mitten’s percentage of U.S. vinyl siding shipments for the year ended December 31, 2013 was approximately 2.4% and approximately 26.8% of the Canadian vinyl siding market relative to 2.0% and 26.0%, respectively, for the year ended December 31, 2012.

Net sales for the year ended December 31, 2012 increased $18.8 million or 2.9% compared to the year ended December 31, 2011. During the year ended December 31, 2011, our net sales were reduced by a $10.4 million sales credit related to an inventory buyback for the lift-out of competitors' inventory related to a significant new customer win. However, the $10.4 million inventory buyback was offset by the initial stocking sales and inventory build to this same new customer. Overall, our 2.9% net sales increase was driven by higher unit volumes which resulted from improved conditions in the U.S. new construction housing market including, but not limited to, the declining number of foreclosures, rising home prices, and improving general economic conditions for the year ended December 31, 2012. According to the NAHB, 2012 single family housing starts increased approximately 23.2% relative to 2011. Historically, we have believed there is a 90 day lag between a new housing start with ground being broken and the time when our products are utilized on the exterior of a home. During 2012, we believe that this lag period may have expanded as a result of labor shortages in the homebuilding industry.

While new construction experienced significant growth, market demand for repair and remodeling products continued to lag the new construction sector in 2012. According to the Leading Indicator of Remodeling Activity index, the four-quarter moving growth rate at December 31, 2012 was 8.8% compared to 2.2% at December 31, 2011. Combining the strength of demand in the new construction market with the softer market conditions for repair and remodeling products, the Vinyl Siding Institute reported that vinyl siding industry shipments increased 3.2% for the year ended December 31, 2012 compared to the year ended December 31, 2011. After giving effect to the aforementioned initial stocking sales and inventory build, the Company believes that its vinyl siding unit volume shipments would have increased 5.3%. The Company's vinyl siding market position remained consistent in 2012 at approximately 36.0% compared to 2011. During the 2012 fourth quarter, the Company's vinyl siding shipments increased 5.7% compared to the same period in 2011, while industry shipments increased 2.7%.

Gross Profit

Gross profit for the year ended December 31, 2013 increased from the year ended December 31, 2012 by approximately $17.4 million, or 9.6%.  The gross profit increase is a result of the Mitten acquisition, which was completed on May 31, 2013 and contributed gross profit of approximately $21.0 million net of a $2.0 million expense related to the write-up of inventory in conjunction with the acquisition for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Excluding the Mitten acquisition, our gross profit decreased approximately $3.6 million or 2.0% for the year ended December 31, 2013 relative to the year ended December 31, 2012. This gross profit decrease was caused by less favorable product mix within our metal accessory products as a result of the loss of sales to a large retail home center, which decreased margins, as well as approximately $0.8 million of negative gross profit associated with manufacturing start-up costs for our new cellular PVC trim board product, which was launched in early 2013.

As it relates to our two primary raw material cost components, aluminum and PVC resin, there has been movement relative to prior years. According to the London Metal Exchange, the price of aluminum decreased approximately 8.9% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Conversely, the average market price for PVC resin was estimated to have increased approximately 4.9% during 2013 compared to 2012.

Gross profit as a percentage of sales decreased from 27.4% for the year ended December 31, 2012 to 26.8% for the year ended December 31, 2013. Excluding Mitten, our gross profit as a percentage of sales would have still been 26.8%. The 60 basis point decrease can be attributed to the less favorable product mix within our metal accessory products.

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

As it relates to our two primary raw material cost components, aluminum and PVC resin, there was movement relative to prior years. According to the London Metal Exchange, the price of aluminum decreased approximately 15.8% for the year ended December 31, 2012 compared to the year ended December 31, 2011. Conversely, the average market price for PVC resin increased approximately 5.5% for 2012 compared to 2011.

SG&A Expense

SG&A expense for the year ended December 31, 2013 increased from the year ended December 31, 2012 by approximately $12.6 million, or 20.7%.  The SG&A expense increase is a result of the Mitten acquisition, which was completed on May 31, 2013 and resulted in higher SG&A expense of approximately $16.9 million for the year ended December 31, 2013. Excluding Mitten, SG&A expense would have decreased approximately $4.3 million or 7.0% for the year ended December 31, 2013 relative to the year ended December 31, 2012. The decrease related primarily to lower management incentive compensation expense relative to the prior year. Excluding $16.9 million of SG&A expense attributable to Mitten, our SG&A expenses as a percentage of sales were 8.6% for the year ended December 31, 2013 lower than the 9.3% for the year ended December 31, 2012.

SG&A expense for the year ended December 31, 2012 increased $1.6 million or 2.6% relative to the year ended December 31, 2011. As a percentage of sales, SG&A expense were consistent between 2012 and 2011 at approximately 9.3%. The SG&A expense dollar increase resulted primarily from higher management incentive compensation expense related to improved business performance.

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2013 increased by $3.3 million compared with the year ended December 31, 2012 due to the addition of approximately $35.4 million of intangible assets from the Mitten acquisition on May 31, 2013. These Mitten intangible assets resulted in approximately $3.2 million of amortization expense for the year ended December 31, 2013.

Amortization expense for the year ended December 31, 2012 was consistent with the year ended December 31, 2011.

Currency Transaction Gain (Loss)

A currency transaction impact was established in 2013 with the acquisition of Mitten within the Siding, Fencing, and Stone segment. The currency transaction loss for the year ended December 31, 2013 was $0.2 million related to the newly acquired Mitten entity.

Windows and Doors Segment

	Year ended December 31,
(Amounts in thousands)	2013		2012		2011
Statement of operations data:
Net sales	$627,740	100.0%	$463,256	100.0%	$395,567	100.0%
Gross profit	61,044	9.7%	63,955	13.8%	51,734	13.1%
SG&A expense	91,207	14.5%	66,170	14.3%	64,518	16.3%
Amortization of intangible assets	8,374	1.3%	18,350	4.0%	18,350	4.6%
Operating loss	(38,537)	(6.1)%	(20,565)	(4.4)%	(31,134)	(7.9)%
Currency transaction gain (loss)	(1,316)	(0.2)%	409	0.1%	492	0.1%

Net Sales

Net sales for the year ended December 31, 2013 increased compared to the year ended December 31, 2012 by approximately $164.5 million, or 35.5%. The net sales increase is due in part to the Gienow and Mitten acquisitions, which were completed on April 9, 2013 and May 31, 2013, respectively, and contributed net sales of approximately $78.1 million and $6.5 million, respectively, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Excluding the acquisitions, our net sales increased $79.9 million or 17.2% compared to the year ended December 31, 2012. The net sales increase was driven by sales gains with new and existing customers and the improving conditions in the U.S. residential new construction market, partially offset by lower average selling price that resulted from a shift in demand towards our lower priced products. According to the NAHB, 2013 single family housing starts were estimated to have increased approximately 15.6% for the year ended December 31, 2013 compared to the year ended December 31, 2012. In addition, our net sales for the year ended December 31, 2013 included a reduction for an inventory buyback accommodation of approximately $4.5 million related to a significant new customer win.  Our Windows and Doors segment is highly aligned with the new construction market rather than the repair and remodeling market and the significant growth in single family starts translated into significant net sales growth for our U.S. windows business during the year ended December 31, 2013. These net sales increases were partially offset by a modest $2.8 million decrease of net sales in Western Canada, excluding Gienow, which we believe is primarily attributable in part to poor weather conditions that impacted portions of the Western Canadian markets during 2013 despite housing starts in Western Canada increasing 4.2%.

Net sales for the year ended December 31, 2012 increased compared to the year ended December 31, 2011 by approximately $67.7 million, or 17.1%. The net sales increase is primarily attributable to the aforementioned 23.2% increase in single family housing starts for the year ended December 31, 2012 as compared to the year ended December 31, 2011. Since the majority of our current Windows and Doors business is related to new construction demand versus repair and remodeling, current market conditions for new construction have driven the net sales increase as well as certain strategic market share gains. In addition, the net sales increase resulted from improving end market conditions in Western Canada, which, according to the Canadian Mortgage and Housing Corporation, reported that single family housing starts in Alberta, Canada increased approximately 15.1% for the year ended December 31, 2012.

Gross Profit

Gross profit for the year ended December 31, 2013 decreased compared to the year ended December 31, 2012 by approximately $2.9 million, or 4.6%. Excluding the impact of the acquisitions, which occurred during the year ended December 31, 2013, the inventory buyback accommodation of $4.5 million related to a significant new customer win, and $1.8 million of inventory charges associated with the restructuring of our Western Canadian business following our acquisition of Gienow, gross profit would have decreased $16.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease in gross profit can be primarily attributed to labor inefficiencies and other ramp-up costs associated with the 17.2% full year growth in sales with significantly greater net sales growth occurring during the first six months of the year and in certain regional areas which require us to hire and train production employees approximately 90 days in advance of sales, which results in near-term ramp-up costs having a negative impact on gross profit. Given the expected demand growth for the U.S. single family housing market, the labor ramp-up costs could continue to be a challenge for the business. Recognizing this challenge, we initiated the “enterprise lean” initiative during 2012 that is intended to provide greater manufacturing flexibility in the future. However, with any strategic initiative such as “enterprise lean,” we have experienced short-term efficiency problems related to pricing and manufacturing as we convert customers to the new product platform and streamline the manufacturing process.

In addition to labor ramp-up costs, much of the growth has occurred in our value-priced products for the new construction market which typically carry lower gross profit. Further, we incurred approximately $0.8 million of higher than normal expense associated with our “enterprise lean” initiative that will streamline our window product offering providing greater manufacturing flexibility in the future. We also incurred approximately $1.4 million of expense associated with the consolidation and start-up of our production facility in Dallas, Texas. Gross profit for our legacy Western Canadian window business decreased approximately $3.0 million and 320 basis points during the year ended December 31, 2013 as compared to the year ended December 31, 2012 related predominantly to higher material and labor costs.

As a percentage of net sales, gross profit percentage decreased from 13.8% for the year ended December 31, 2012 to 9.7% for the year ended December 31, 2013. Excluding the acquisitions, and after adjusting for the inventory buyback and Western Canada restructuring inventory write-offs experienced during the year ended December 31, 2013, our gross profit as a percentage of sales was 8.7%. The decrease is primarily attributable to the factors discussed above, as well as, outsized growth of our value-priced products that typically carry a lower gross profit percentage than our other window products.

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

SG&A Expense

SG&A expense for the year ended December 31, 2013 increased compared to the year ended December 31, 2012 by approximately $25.0 million, or 37.8%.  The SG&A expense increase is predominantly a result of the Gienow acquisition, which was completed on April 9, 2013 and resulted in higher SG&A expense of approximately $15.2 million for the year ended December 31, 2013. Excluding Gienow, SG&A expense would have increased approximately $9.8 million or 14.8% for the year ended December 31, 2013 relative to the year ended December 31, 2012. This increase in SG&A expense was primarily driven by $5.5 million in higher sales and marketing expenses related to the 17.2% increase in net sales, $1.8 million in increased legal and insurance expenses, and $2.6 million related to the restructuring and integration expense of our Western Canadian businesses for severance and asset impairment charges predominantly. As a percentage of net sales after excluding the impact of Gienow, SG&A expense decreased from 14.3% to 14.0% as we gained leverage on the fixed component of our SG&A expense in relation to the net sales volume growth experienced in the year ended December 31, 2013.

SG&A expense for the year ended December 31, 2012 increased $1.7 million or 2.6% relative to the year ended December 31, 2011. The 2011 SG&A expense included a $1.6 million expense related to an incremental environmental liability that was nonrecurring in 2012 adjusting the actual increase relative to 2012 to approximately $3.3 million. This increase was primarily driven by higher employee related costs specifically higher management incentive compensation expense of $1.6 million based on improved operating performance. In addition, we also incurred increased selling and marketing expenses of approximately $1.7 million related primarily to increased sales in the year ended December 31, 2012 compared to the year ended December 31, 2011. As a percentage of net sales, SG&A expense decreased to 14.3% for the year ended December 31, 2012 from 16.3% for the year ended December 31, 2011 as we supported the higher net sales with better leverage on our SG&A expenses.

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2013 decreased by $10.0 million or 54.4% relative to the year ended December 31, 2012. Certain trademarks were fully amortized at the end of 2012 causing the decrease in amortization expense for the year ended December 31, 2013 relative to the year ended December 31, 2012. As a percentage of net sales, amortization of intangible assets decreased from 4.0% to 1.3% as a result of the full amortization of these trademarks for the year ended December 31, 2013, excluding Gienow. Amortization expense for the year ended December 31, 2012 was consistent with the year ended December 31, 2011.

Currency Transaction Gain (Loss)

The currency transaction loss for the year ended December 31, 2013 increased $1.7 million as compared to the year ended December 31, 2012 as a result of the devaluation of the Canadian dollar during this time period. Our Gienow acquisition during the year ended December 31, 2013, increased our transactional exposure to the Canadian currency. Management continues to evaluate methodologies to effectively hedge this foreign currency risk in future periods.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	Year ended December 31,
(Amounts in thousands)	2013	2012	2011
Statement of operations data:
SG&A expense	$(22,078)	$(19,871)	$(14,748)
Amortization of intangible assets	—	—	(36)
Initial public offering costs	(23,527)	—	—
Operating loss	(45,605)	(19,871)	(14,784)
Interest expense	(92,019)	(103,112)	(101,486)
Interest income	8	5	6
Tax receivable agreement liability adjustment	5,167	—	—
Loss on modification or extinguishment of debt	(18,948)	(3,607)	(27,863)
Provision for income taxes	$(298)	$(2,835)	$(683)

Operating loss/SG&A Expense

Unallocated SG&A expense includes items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.   The unallocated operating loss for the year ended December 31, 2013 increased by $25.7 million or 129.5% compared to the year ended December 31, 2012 due primarily to the $23.5 million in IPO related costs highlighted in the table below, increases in various personnel costs and certain acquisition costs associated with Mitten and Gienow.

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

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2012 was relatively consistent with the year ended December 31, 2011.

Interest expense

Interest expense for the year ended December 31, 2013 decreased by approximately $11.1 million or 10.8% compared to the year ended December 31, 2012.  The decrease was due to the reduction in interest expense with holding $150.0 million 13.125% Senior Subordinated Notes due 2014 (the "13.125% Senior Subordinated Notes") outstanding for nine months of the year ended December 31, 2012 and holding $160.0 million of 9.375% Senior Notes for the remainder of 2012 compared to holding $160.0 million 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") outstanding for five months of 2013 and holding $96.0 million 9.375% Senior Notes for the remaining seven months of 2013. Additionally, the $84.0 million reduction in principal balance on the 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") in June 2013 contributed to the reduction in interest expense during the year ended December 31, 2013.

Interest expense for the year ended December 31, 2012 increased by approximately $1.6 million compared to the same period in 2011.  The net increase was primarily due to the $40.0 million additional 8.25% Senior Secured Notes (the "Senior Tack-on Notes") offering in February 2012.

Interest income

 Interest income for the year ended December 31, 2013 was consistent with the years ended December 31, 2012 and December 31, 2011.

Tax receivable agreement liability adjustment

The $5.2 million tax receivable agreement liability adjustment for the year ended December 31, 2013 resulted from a combination of the IPO deductible expenses incurred during the year ended December 31, 2013 and changes in the expected timing of NOL utilization as well as decreases in our estimates of taxable income for 2013 and deferred tax liability reversals given our full valuation allowance position.

Loss on modification or extinguishment of debt

As a result of the June 28, 2013 redemption of approximately $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes, the Company recorded a loss on debt extinguishment of approximately $8.1 million in the consolidated statement of operations for the year ended December 31, 2013. As a result of the June 22, 2013 redemption of approximately $64.0 million aggregate principal amount of the 9.375% Senior Notes, the Company recorded a loss on debt extinguishment of approximately $10.8 million in the consolidated statement of operations for the year ended December 31, 2013. Based on these financing transactions, as further described in the Liquidity and Capital Resources section below, the Company recognized a loss on debt modification or extinguishment of approximately $18.9 million for the year ended December 31, 2013.

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

Income taxes

Income tax expense for the year ended December 31, 2013 decreased to approximately $0.3 million tax expense from approximately $2.8 million tax expense for the year ended December 31, 2012.  The income tax expense of approximately $0.3 million was comprised of approximately $0.9 million of federal tax expense, $2.0 state tax expense, and approximately $2.6 million of foreign income tax benefit.  The decrease in tax expense is primarily due to an increase in the foreign tax benefit resulting from taxable losses resulting primarily from the restructuring and integration of our Western Canadian businesses.

Income tax expense for the year ended December 31, 2012 increased to approximately $2.8 million tax expense from approximately $0.7 million tax expense for the year ended December 31, 2011.  The income tax expense of approximately $2.8 million was comprised of approximately $0.8 million of federal tax expense, approximately $2.3 million state tax expense, and approximately $0.3 million of foreign income tax benefit.  The increase in tax expense is primarily due to the impact of the full federal valuation allowance and a partial state valuation allowance in addition to state income tax expense as operating performance has improved offset by the foreign income benefit caused primarily by a reversal of certain tax uncertainties.

As of December 31, 2013, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company's effective tax rate for the year ended December 31, 2013 was approximately 0.4%. For the year ended December 31, 2013, our estimated effective tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax benefit.

Liquidity and Capital Resources

May 2013 initial public offering and related transactions

In May 2013, we issued 18,157,895 shares of common stock at an initial public offering price of $21.00 per share and received net proceeds of approximately $353.8 million after deducting underwriting discounts and commissions of approximately $25.4 million and offering expenses of approximately $2.5 million. The net proceeds have been primarily utilized to redeem certain of our outstanding indebtedness and for other uses as detailed below:

•	Redemption of $84.0 million principal amount of 8.25% Senior Secured Notes with a call premium of approximately $2.5 million and accrued interest of $2.6 million.

•	Redemption of $64.0 million principal amount of 9.375% Senior Notes with a call premium of approximately $6.0 million and accrued interest of $1.1 million.

•	Payments made on the ABL Facility of $80.0 million.

•	Termination of CI Advisory Agreement for $18.9 million.

•	Acquisition of Mitten for $76.8 million.

•	General corporate purposes usage of $17.9 million.

These debt redemptions will provide annualized cash interest savings of approximately $13.0 million excluding the ABL Facility and the 2014 debt transactions.
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
During the year ended December 31, 2013, cash and cash equivalents increased to approximately $69.8 million compared to approximately $27.2 million as of December 31, 2012.  During the year ended December 31, 2012, cash and cash equivalents increased from approximately $11.7 million to $27.2 million as of December 31, 2012.

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

Our primary cash needs are for working capital, capital expenditures and debt service.  Our annual interest charges for debt service, including the ABL Facility, are estimated to be approximately $52.5 million for fiscal year 2014.  As of December 31, 2013, we did not have any scheduled debt maturities until 2018.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically averaged approximately 1.5% to 2.0% of net sales on an annual basis.  For the year ending December 31, 2014, we estimate that our capital expenditures will be 2.25% of net sales. We finance these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ ABL Facility.

Ply Gem’s specific cash flow movement for the year ended December 31, 2013 is summarized below:

Cash provided by (used in) operating activities

Net cash used in operating activities for the year ended December 31, 2013 was approximately $14.7 million.  Net cash provided by operating activities for the year ended December 31, 2012 was approximately $48.7 million, and net cash used in operating activities for the year ended December 31, 2011 was approximately $3.5 million.

The increase in cash used in operating activities during 2013 was primarily caused by a $42.2 million decrease in operating earnings attributable primarily to $23.5 million of IPO related costs, including a $18.9 million payment made to CI Capital Partners during the year ended December 31, 2013 for the termination of an advisory agreement. In addition to the IPO costs, ramp-up costs associated with the volume growth, labor inefficiencies, and increased demand for our value-priced products decreased operating earnings and cash flow for the year ended December 31, 2013 compared to the year ended December 31, 2012. Furthermore, we experienced increased working capital, specifically accounts receivable and inventory, related to our higher sales of approximately $13.7 million. We specifically experienced a significant increase of approximately $25.0 million in receivables from December 31, 2012 to December 31, 2013 in part related to the $164.5 million net sales growth or 35.5% for our Windows and Doors segment.

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

Cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2013, 2012, and 2011 was approximately $123.0 million, $24.6 million, and $11.4 million, respectively.  The cash used in investing activities in 2013 was primarily for the acquisitions of Mitten and Gienow in 2013 and capital expenditures on various ongoing capital projects in both years. The 2013 acquisitions consisted of approximately $76.8 million paid for Mitten and approximately $20.4 million paid for Gienow. Capital expenditures for 2013 were higher, at approximately 1.9% of net sales, compared to our historical average of 1.5% due primarily to the Windows and Doors segment purchasing manufacturing equipment and tooling to address the significant volume growth in certain geographical areas. In addition, the Windows and Doors segment continues to incur additional capital expenditures for its "enterprise lean" product streamlining initiative aimed at optimizing our SKUs while improving certain functionalities across multiple window products. By streamlining product offerings, we will be able to capitalize on operating efficiencies in a recovering U.S. housing market allowing us to produce identical product at multiple facilities throughout the United States.

The cash used in investing activities for the years ended December 31, 2012 and 2011 was for capital expenditures.  Capital expenditures for 2012 were higher at approximately 2.2% of net sales compared to our historical average of 1.5% due to the Company's entrance into the cellular PVC trim market in our Siding, Fencing, and Stone segment officially during 2013, which required equipment purchases in 2012. In addition, our Windows and Doors segment incurred increased capital expenditures in 2012 related to tooling and equipment purchases for a product streamlining initiative aimed at optimizing our SKUs while improving certain functionalities across multiple window products. By streamlining product offerings, the Company will be able to capitalize on operating efficiencies in a recovering U.S. housing market allowing the Company to produce identical product at multiple facilities throughout the United States.

Cash provided by (used in) financing activities

Net cash provided by financing activities for the year ended December 31, 2013 was approximately $181.2 million, primarily from net proceeds from the issuance of common stock of $353.8 million offset by the redemption of long-term debt of $148.0 million combined with the $8.5 million of call premiums associated with that redemption, $15.0 million of revolver payments, and $1.3 million in debt issuance costs paid primarily related to the entering into an amended and restated credit agreement governing the ABL Facility on November 1, 2013.

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

Ply Gem’s specific debt instruments and terms are described below:

Recent Developments
As described in the following paragraph, Ply Gem Industries modified its debt structure subsequent to the year ended December 31, 2013. On January 30, 2014, Ply Gem Industries completed an offering of $500.0 million aggregate principal amount of 6.50% Senior Notes and also entered into a $430.0 million Term Loan Facility. The approximate $927.9 million of net proceeds from the issuance of the 6.50% Senior Notes and the borrowings under the Term Loan Facility were used by Ply Gem Industries to purchase all of its 8.25% Senior Secured Notes and 9.375% Senior Notes tendered in the tender offers described below, to satisfy and discharge the remaining obligations under the indentures governing the 8.25% Senior Secured Notes and 9.375% Senior Notes and to pay related fees and expenses.

On January 30, 2014, Ply Gem Industries purchased approximately $705.9 million of the outstanding 8.25% Senior Secured Notes in a tender offer at a price of $1,067.50 per $1,000 principal amount, which included an early tender payment of $30.00 per $1,000 principal amount, plus accrued and unpaid interest. On January 30, 2014, Ply Gem Industries also purchased approximately $94.7 million of the outstanding 9.375% Senior Notes in a tender offer at a price of $1,108.36 per $1,000 principal amount, which included an early tender payment of $30.00 per $1,000 principal amount, plus accrued and unpaid interest. As a result, Ply Gem Industries paid aggregate consideration of approximately $780.2 million for the tendered 8.25% Senior Secured Notes, including a tender premium of approximately $47.6 million, and paid aggregate consideration of approximately $107.6 million for the tendered 9.375% Senior Notes, including a tender premium of approximately $10.3 million. On March 1, 2014, pursuant to the terms of the indenture governing the 8.25% Senior Secured Notes, Ply Gem Industries redeemed the remaining approximate $50.1 million principal amount of the outstanding 8.25% Senior Secured Notes at a redemption price equal to 106.188% of the principal amount thereof, plus accrued and unpaid interest. On February 16, 2014, pursuant to the terms of the indenture governing the 9.375% Senior Notes, Ply Gem Industries redeemed the remaining approximate $1.3 million principal amount of the outstanding 9.375% Senior Notes at a redemption price equal to 100% of the principal amount plus the “make-whole” premium required under the indenture governing the 9.375% Senior Notes (which equated to 110.179% of the principal amount thereof), plus accrued and unpaid interest. As of March 1, 2014, there were no longer outstanding any 8.25% Senior Secured Notes. As of February 16, 2014, there were no longer outstanding any 9.375% Senior Notes.

6.50% Senior Notes due 2022

On January 30, 2014, Ply Gem Industries issued $500.0 million of 6.50% Senior Notes due 2022 at par. Interest accrues at 6.50% per annum and will be paid semi-annually on February 1 and August 1 of each year, commencing on August 1, 2014. The 6.50% Senior Notes will mature on February 1, 2022.

Prior to February 1, 2017, Ply Gem Industries may redeem up to 40% of aggregate principal amount of the 6.50% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.50% of the aggregate principal amount of the 6.50% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, provided that at least 50% of the aggregate principal amount of the 6.50% Senior Notes remains outstanding after the redemption. Prior to February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium plus accrued and unpaid interest, if any. At any time on or after February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 6.50% Senior Notes plus, in each case, accrued and unpaid interest, if any, to the redemption date.

The 6.50% Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Ply Gem Holdings and all of the wholly-owned domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the 6.50% Senior Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt (as defined in the indenture) in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio test, Ply Gem Industries and its restricted subsidiaries may only incur additional debt under certain circumstances, including, but not limited to, debt under credit facilities (as defined in the indenture) (x) in an amount not to exceed the greater of (a) $350.0 million and (b) the borrowing base (as defined in the indenture) and (y) in an amount not to exceed the greater of (A) $575.0 million and (B) the aggregate amount of indebtedness (as defined in the indenture) that that would cause the consolidated secured debt ratio (as defined in the indenture) to be equal to 4.00 to 1.00; purchase money indebtedness in an aggregate amount not to exceed the greater of (x) $35.0 million and (y) 10% of consolidated net tangible assets (as defined in the indenture) at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed the greater of (x) $60.0 million and (y) 15% of consolidated net tangible assets (as defined in the indenture) at any one time outstanding; debt pursuant to a general basket in an aggregate amount at any one time outstanding not to exceed the greater of (x) $75.0 million and (y) 20% of consolidated net tangible assets; and the refinancing of debt under certain circumstances. On January 30, 2014, Ply Gem Industries and the Guarantors entered into a registration rights agreement relating to the 6.50% Senior Notes. Ply Gem Industries will be required to pay additional interest on the 6.50% Senior Notes if it fails to comply with certain of its obligations under the registration rights agreement within specified time periods.

Term Loan Facility due 2021

On January 30, 2014, Ply Gem Industries entered into a credit agreement governing the terms of its new $430.0 million Term Loan Facility. Ply Gem Industries borrowed $430.0 million under the Term Loan Facility on January 30, 2014, with an original discount of approximately $2.15 million, yielding proceeds of approximately $427.85 million. The Term Loan Facility will mature on January 30, 2021. The Term Loan Facility requires scheduled quarterly payments in an aggregate annual amount equal to 1.00% of the original aggregate principal amount of the Term Loan Facility with the balance due at maturity. Interest on outstanding borrowings under the Term Loan Facility will be paid quarterly.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan.

The Term Loan Facility allows Ply Gem Industries to request one or more incremental term loan facilities in an aggregate amount not to exceed the greater of (x) $140.0 million and (y) an amount such that Ply Gem Industries’ consolidated senior secured debt ratio (as defined in the credit agreement), on a pro forma basis, does not exceed 3.75 to 1.00, in each case, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans and with respect to certain repricing transactions occurring within six months of January 30, 2014, which shall be subject to a prepayment premium of 1.00%.

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow(as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million, commencing with the fiscal year ending December 31, 2015; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility.

The Term Loan Facility is secured on a first-priority lien basis by the stock of Ply Gem Industries and by substantially all of the assets (other than the assets securing the obligations under the ABL Facility, which primarily consist of accounts receivable, inventory, cash, deposit accounts, securities accounts, chattel paper, contract rights, instruments, documents related thereto and proceeds of the foregoing) of Ply Gem Industries and the Guarantors that are subsidiaries of Ply Gem Industries and on a second-priority lien basis by the assets that secure the ABL Facility.

The Term Loan Facility includes negative covenants, subject to certain exceptions, that are substantially the same as the negative covenants in the 6.50% Senior Notes but does not contain any restrictive financial covenants. The Term Loan Facility also restricts the ability of Ply Gem Industries’ subsidiaries to enter into agreements restricting their ability to grant liens to secure the Term Loan Facility and contains a restriction on changes in fiscal year.

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes, and to pay related fees and expenses.  A portion of the early tender premiums and the original unamortized discount on the 11.75% Senior Secured Notes was recorded as a discount on the $800.0 million of 8.25% Senior Secured Notes given that the 2011 transaction was predominately accounted for as a loan modification.  On February 15, 2012, Ply Gem Industries issued an additional $40.0 million principal amount of its 8.25% Senior Secured Notes. The 8.25% Senior Secured Notes would have matured on February 15, 2018 and bore interest at the rate of 8.25% per annum.   Interest was paid semi-annually on February 15 and August 15 of each year. The 8.25% Senior Secured Notes were fully and unconditionally and jointly and severally guaranteed on a senior secured basis by the Guarantors. The 8.25% Senior Secured Notes and the related guarantees were secured on a first-priority lien basis by substantially all of the assets (other than the assets securing our obligations under the ABL Facility, which consist of accounts receivable, inventory, cash, deposit accounts, securities accounts, chattel paper and proceeds of the foregoing and certain assets such as contract rights, instruments and documents related thereto) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the ABL Facility.

As a result of the 2013 initial public offering, on June 28, 2013, Ply Gem Industries redeemed $84.0 million aggregate principal amount of its 8.25% Senior Secured Notes at a redemption price equal to 103%, plus accrued and unpaid interest thereon of approximately $2.6 million. The call premium for this redemption was approximately $2.5 million. Additionally, the Company expensed approximately $3.8 million of unamortized discount and $1.8 million of unamortized debt issuance costs in connection with this redemption and the related loss on debt extinguishment.

On January 30, 2014, Ply Gem Industries purchased approximately $705.9 million of its outstanding 8.25% Senior Secured Notes in a tender offer at a price of $1,067.50 per $1,000 principal amount, which included an early tender payment of $30.00 per $1,000 principal amount, plus accrued and unpaid interest. On January 30, 2014, Ply Gem Industries irrevocably deposited with the trustee for the 8.25% Senior Secured Notes an amount sufficient to satisfy and discharge its obligations under the 8.25% Senior Secured Notes and the indenture. On March 1, 2014, Ply Gem Industries redeemed the remaining outstanding principal amount of the 8.25% Senior Secured Notes at a redemption price equal to 106.188% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. Following the redemption, there were no longer any 8.25% Senior Secured Notes outstanding.

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

On February 11, 2011, Ply Gem Industries purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, Ply Gem Industries purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, Ply Gem Industries redeemed the remaining approximate $0.4 million at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As a result of these transactions, the Company paid cumulative early tender premiums of approximately $49.8 million during the year ended December 31, 2011.  Following the redemption on March 13, 2011, there were no longer any 11.75% Senior Secured Notes outstanding.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.  The loss recorded as a result of this purchase is discussed in detail in the section “Gain (loss) on debt extinguishment” below.

Senior Secured Asset Based Revolving Credit Facility due 2018

On November 1, 2013, Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Ply Gem Canada, Gienow Canada Inc., and Mitten Inc. (together with Ply Gem Canada and Gienow, the “Canadian Borrowers”) entered into an amended and restated credit agreement governing the ABL Facility. Among other things, the amendment and restatement of the credit agreement governing the ABL Facility: (i) increased the overall facility to $250.0 million from $212.5 million, (ii) increased the accordion feature to $100.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.50% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) increased the amount available under the ABL Facility to the Canadian Borrowers to $50.0 million. The following summary describes the ABL Facility after giving effect to the amendment. As a result of the ABL Facility amendment in which the loan syndication consisted of previous members who either maintained or increased their position as well as new syndication members, the Company capitalized new debt issuance costs of $1.3 million and will amortize these costs through 2018.

The ABL Facility provides for revolving credit financing of up to $250.0 million subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans and borrowings in Canadian dollars and United States dollars. $200.0 million of the ABL Facility is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers. In addition, the ABL Facility provides that the revolving commitments may be increased to $350.0 million in the aggregate, subject to certain terms and conditions. All outstanding loans under the ABL Facility are due and payable in full on November 1, 2018.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of the administrative agent under the ABL Facility and (2) the federal funds rate plus 0.5% or (b) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  The initial applicable margin for borrowings under the ABL Facility was 0.75% for base rate loans and 1.75% for Eurodollar rate loans.  The applicable margin for borrowings under the ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility.  Swingline loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of December 31, 2013, the Company’s interest rate on the ABL Facility was approximately 1.95%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of five consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

All obligations under the ABL Facility are unconditionally guaranteed by Ply Gem Holdings and substantially all of Ply Gem Industries’ existing and future, direct and indirect, wholly owned domestic subsidiaries.  All obligations under the ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Ply Gem Industries and the guarantors, including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing and a second-priority security interest in, and mortgages on, substantially all of Ply Gem Industries’ and the Guarantors’ material owned real property and equipment and all assets that secure the Term Loan Facility on a first-priority basis.  In addition to being secured by the collateral securing the obligations of Ply Gem Industries under the domestic collateral package, the obligations of the Canadian Borrowers, which are borrowers under the Canadian sub-facility under the ABL Facility, are also secured by a first-priority security interest in substantially all of the assets of such Canadian subsidiaries, plus additional mortgages in Canada, and a pledge by Ply Gem Industries of the remaining 35% of the equity interests of the Canadian Borrowers pledged only to secure the Canadian sub-facility.

The ABL Facility contains certain covenants that limit Ply Gem Industries’ ability and the ability of Ply Gem Industries’ subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries is permitted to incur additional debt in limited circumstances, including, but not limited to, permitted subordinated indebtedness in an aggregate principal amount not to exceed $112.5 million at any time outstanding (subject to the ability to incur additional permitted subordinated debt provided that immediately after giving effect to such incurrence excess availability is more than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the fixed charge coverage ratio), purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries (other than Canadian subsidiaries) in an aggregate amount not to exceed $10.0 million at any one time outstanding, indebtedness in connection with the tax receivable agreement in an aggregate principal amount not to exceed $100.0 million, and the refinancing of debt under certain circumstances.

As of December 31, 2013, Ply Gem Industries had approximately $244.3 million of contractual availability and approximately $155.2 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $5.7 million of letters of credit and priority payables reserves.

9.375% Senior Notes due 2017

On September 27, 2012, Ply Gem Industries issued $160.0 million of 9.375% Senior Notes at par. Ply Gem Industries used the proceeds of the offering, together with cash on hand, to satisfy and discharge its obligations under the 13.125% Senior Subordinated Notes and the indenture governing the 13.125% Senior Subordinated Notes. The 9.375% Senior Notes would have matured on April 15, 2017 and bore interest at the rate of 9.375% per annum. Interest was paid semi-annually on April 15 and October 15 of each year. The 9.375% Senior Notes were unsecured and fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Guarantors.

A portion of the early call premium and the original unamortized discount on the 13.125% Senior Subordinated Notes was recorded as a discount on the $160.0 million of 9.375% Senior Notes, given that the transaction was predominately accounted for as a loan modification.

As a result of the 2013 initial public offering, on June 22, 2013, Ply Gem Industries redeemed $64.0 million aggregate principal amount of the 9.375% Senior Notes at a redemption price equal to 109.375%, plus accrued and unpaid interest thereon of approximately $1.1 million. The call premium for this redemption was approximately $6.0 million. Additionally, the Company expensed approximately $3.7 million of unamortized discount and $1.2 million of unamortized debt issuance costs in connection with this redemption and the related loss on debt extinguishment.

On January 30, 2014, Ply Gem Industries purchased approximately $94.7 million of the outstanding 9.375% Senior Notes at a tender price of $1,108.36 per $1,000 principal amount, which included an early tender payment of $30.00 per $1,000 principal amount, plus accrued and unpaid interest. On January 30, 2014, Ply Gem Industries irrevocably deposited with the trustee for the 9.375% Senior Notes an amount sufficient to satisfy and discharge its obligations under the 9.375% Senior Notes and the indenture. On February 16, 2014, Ply Gem Industries redeemed the remaining outstanding principal amount of the 9.375% Senior Notes at a redemption price equal to 100% of the principal amount plus the “make-whole” premium required under the indenture (which equated to 110.179% of the principal amount thereof), plus accrued and unpaid interest. Following the redemption, there were no longer any 9.375% Senior Notes outstanding.

Loss on debt modification or extinguishment

As a result of the June 28, 2013 redemption of approximately $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes, the Company recorded a loss on debt extinguishment of approximately $8.1 million in the consolidated statement of operations for the year ended December 31, 2013.

As a result of the June 22, 2013 redemption of approximately $64.0 million aggregate principal amount of the 9.375% Senior Notes, the Company recorded a loss on debt extinguishment of approximately $10.8 million in the consolidated statement of operations for the year ended December 31, 2013.

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

As a result of the January 2014 debt transactions, the Company is in process of determining whether these transactions will be accounted for as debt extinguishments or modifications. The Company will conclude on this accounting treatment during the Company’s first quarter of 2014 and recognize any impact in the consolidated statement of operations.

As a result of the ABL Facility refinancing during 2011, the Company evaluated the proper accounting treatment for the debt issuance costs associated with the prior ABL Facility and the ABL Facility as there were certain members of the loan syndication that existed in both facilities and other members who were not participants in the ABL Facility.  Based on this evaluation, the Company expensed approximately $1.2 million of debt issuance costs as a loss on modification or extinguishment of debt and recorded approximately $2.1 million of debt issuance costs. As a result of the amendment and restatement of the ABL Facility during November 2013, the Company evaluated the proper accounting treatment for the debt issuance costs associated with the existing ABL Facility debt issuance costs and the ABL Facility debt issuance costs. The Company concluded that all prior loan syndication members either maintained or increased their position along with additional new loan syndication members. As a result, the Company capitalized these new debt issuance costs along with the prior debt issuance costs and amortized through the new 2018 maturity date as the ABL Facility increased from $212.5 million to $250.0 million.

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $18.9 million, $3.6 million and $27.9 million for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively, as summarized in the table below.

(Amounts in thousands)	For the year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Loss on extinguishment of debt:
Tender premium	$—	$—	$(10,883)
11.75% Senior Secured Notes unamortized discount	—	—	(775)
11.75% Senior Secured Notes unamortized debt issuance costs	—	—	(2,757)
13.125% Senior Subordinated Notes call premium	—	(1,487)	—
13.125% Senior Subordinated Notes unamortized discount	—	(299)	—
13.125% Senior Subordinated Notes unamortized debt issuance costs	—	(372)	—
Call premium for 8.25% Senior Secured Notes	(2,520)	—	—
8.25% Senior Secured Notes unamortized discount	(3,831)	—	—
8.25% Senior Secured Notes unamortized debt issuance costs	(1,766)	—	—
Call premium for 9.375% Senior Notes	(6,000)	—	—
9.375% Senior Notes unamortized discount	(3,666)	—	—
9.375% Senior Notes unamortized debt issuance costs	(1,165)	—	—
	(18,948)	(2,158)	(14,415)

Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	—	—	(12,261)
Unamortized debt issuance costs for prior ABL Facility	—	—	(1,187)
Third party fees for 9.375% Senior Notes	—	(1,449)	—
	—	(1,449)	(13,448)

Total loss on modification or extinguishment of debt	$(18,948)	$(3,607)	$(27,863)

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future. As of December 31, 2013, we had cash and cash equivalents of approximately $69.8 million, approximately $244.3 million of contractual availability under the ABL Facility and approximately $155.2 million of borrowing base availability.

In order to further supplement the Company's operating cash flow, the Company has from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions. Based on market conditions, the Company may elect to pursue additional financing alternatives in the future.

Contractual Obligations

The following table summarizes our contractual cash obligations under financing arrangements and lease commitments, including interest amounts, for fiscal year 2014 forward.  Interest on the 6.50% Senior Notes is fixed.  Interest on the Term Loan Facility is variable and has been presented at the average rate of approximately 4.0% based on the current LIBOR rate and the floor structure of the instrument. Interest on the ABL Facility is variable and has been presented at the average rate of approximately 2.0%.  Actual interest rates for future periods may differ from those presented here.

	Total	Less Than			More than
(Amounts in thousands)	Amount	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$971,000	$4,300	$8,600	$49,600	$908,500
Interest payments (2)	429,900	34,270	100,524	99,836	195,270
Non-cancelable lease commitments (3)	145,095	25,493	41,857	30,442	47,303
Purchase obligations (4)	95,204	95,204	—	—	—
Other long-term liabilities (5)	22,586	2,259	4,517	4,517	11,293
	$1,663,785	$161,526	$155,498	$184,395	$1,162,366

(1)
Long-term debt is shown before discount, and consists of our 6.50% Senior Notes, Term Loan Facility, and the ABL Facility.  For more information concerning the long-term debt, see “Liquidity and Capital Resources” above.

(2)	Interest payments for variable interest debt are based on current interest rates.

(3)	Non-cancelable lease commitments represent lease payments for facilities and equipment.

(4)
Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price and the approximate timing of the transaction.  These obligations are related primarily to inventory purchases under two 2014 contracts that were finalized during 2014.

(5)
Other long term liabilities include pension obligations which are estimated based on our 2013 annual funding requirements.  Because we are unable to reliably estimate the timing of future tax payments related to uncertain tax positions, certain tax related obligations of approximately $2.9 million, including interest of approximately $0.9 million, have been excluded from the table above. Additionally, because we are unable to reliably estimate the timing of future tax payments related to our tax receivable agreement, certain tax related obligations of approximately $11.6 million, have been excluded from the table above.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposures relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of up to $430.0 million on the Term Loan and up to $250.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the Term Loan Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.6 million per year.   At December 31, 2013, we were not party to any interest rate swaps to manage our interest rate risk.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  In 2013, the net impact of foreign currency changes to our results of operations was a loss of $1.5 million.  The impact of foreign currency changes related to translation resulted in an decrease in stockholders' equity of approximately $2.9 million at December 31, 2013.  The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation.  We historically have not entered into derivative financial instruments to manage foreign currency exposure but we will consider in 2014 as a greater percentage of our business now resides in Canada as a result of the Gienow and Mitten acquisitions.  For the year ended December 31, 2013, we did not have any outstanding foreign currency hedging contracts.

Commodity Pricing Risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by continuing to diversify our product mix, strategic buying programs and vendor partnering. According to the London Metal Exchange, the price of aluminum decreased approximately 8.9% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Conversely, the average market price for PVC resin was estimated to have increased approximately 4.9% for 2013 compared to 2012.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index ("CPI"), which could expose us to potential higher costs in years with high inflation. The CPI increase for 2013 was approximately 1.5%.

Consumer and Commercial Credit

As general economic conditions in the United States continue to be challenging for the Company and its customers, we have increased our focus on the credit worthiness of our customers.  These procedures are necessary to ensure that our allowance for doubtful accounts is adequate and that we are performing proper due diligence prior to initiating sales.  We will continue to monitor these statistics to ensure that issues, if any, are identified in a timely manner to reduce risk and minimize our bad debt exposure.  If general economic conditions continue to worsen, additional reserves may be necessary. For the years ended December 31, 2013, 2012, and 2011, the Company's bad debt expense was $0.6 million, $0.8 million, and $1.5 million, respectively.

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

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Ply Gem Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ply Gem Holdings, Inc. and subsidiaries at December 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 14, 2014

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)	For the Year Ended December 31,
	2013	2012	2011
Net sales	$1,365,581	$1,121,301	$1,034,857
Cost of products sold	1,106,911	877,102	824,325
Gross profit	258,670	244,199	210,532
Operating expenses:
Selling, general and administrative expenses	187,131	147,242	138,912
Amortization of intangible assets	20,236	26,937	26,689
Initial public offering costs	23,527	—	—
Total operating expenses	230,894	174,179	165,601
Operating earnings	27,776	70,020	44,931
Foreign currency gain (loss)	(1,533)	409	492
Interest expense	(92,046)	(103,133)	(101,488)
Interest income	362	91	104
Tax receivable agreement liability adjustment	5,167	—	—
Loss on modification or extinguishment of debt	(18,948)	(3,607)	(27,863)
Loss before provision for income taxes	(79,222)	(36,220)	(83,824)
Provision for income taxes	298	2,835	683
Net loss	$(79,520)	$(39,055)	$(84,507)

Basic and diluted net loss per share attributable to common shareholders	$(1.32)	$(0.80)	$(1.73)

Basic and diluted weighted average shares outstanding	60,021,341	48,962,494	48,962,494
See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2013	2012	2011
Net loss	$(79,520)	$(39,055)	$(84,507)
Other comprehensive (loss) income, net of tax:
Currency translation	(2,937)	835	(691)
Minimum pension liability for actuarial gain (loss), net of tax	6,059	(1,103)	(6,600)
Other comprehensive income (loss)	3,122	(268)	(7,291)
Comprehensive loss	$(76,398)	$(39,323)	$(91,798)

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)	December 31, 2013	December 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$69,801	$27,194
Accounts receivable, less allowances of $4,453 and $3,584, respectively	140,062	115,052
Inventories:
Raw materials	51,313	39,952
Work in process	23,817	20,931
Finished goods	60,340	39,409
Total inventory	135,470	100,292
Prepaid expenses and other current assets	23,214	15,384
Deferred income taxes	3,178	5,172
Total current assets	371,725	263,094
Property and Equipment, at cost:
Land	4,528	3,737
Buildings and improvements	43,691	37,941
Machinery and equipment	321,614	293,275
Total property and equipment	369,833	334,953
Less accumulated depreciation	(258,186)	(235,848)
Total property and equipment, net	111,647	99,105
Other Assets:
Intangible assets, net	110,012	94,356
Goodwill	420,228	392,455
Deferred income taxes	5,406	2,981
Other	23,233	29,859
Total other assets	558,879	519,651
	$1,042,251	$881,850
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$82,981	$67,797
Accrued expenses	112,940	93,918
Total current liabilities	195,921	161,715
Deferred income taxes	17,115	10,049
Payable to related parties pursuant to tax receivable agreement	11,623	—
Other long-term liabilities	52,560	60,644
Long-term debt	817,028	964,384
Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 and 100 shares authorized, none issued and outstanding, respectively	—	—
Common stock $0.01 par, 250,000,000 and 100 shares authorized, 67,223,233 and 100 issued and outstanding, respectively	672	—
Additional paid-in-capital	741,789	311,034
Accumulated deficit	(791,243)	(619,640)
Accumulated other comprehensive loss	(3,214)	(6,336)
Total stockholders' deficit	(51,996)	(314,942)
	$1,042,251	$881,850

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(79,520)	$(39,055)	$(84,507)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities:
Depreciation and amortization expense	45,646	52,277	54,020
Fair-value premium on purchased inventory	2,015	—	—
Fair-value decrease of contingent acquisition liability	(358)	—	—
Non-cash restructuring costs	2,864	—	—
Non-cash integration charges	3,220	—	—
Non-cash interest expense, net	12,221	11,428	10,518
Gain (loss) on foreign currency transactions	1,533	(409)	(492)
Loss on modification or extinguishment of debt	18,948	3,607	27,863
Prepaid management fee write off	2,682	—	—
Stock based compensation	2,181	1,703	430
Deferred income taxes	(432)	1,027	6,293
Tax receivable agreement liability adjustment	(5,167)	—	—
Reduction in tax uncertainty, net of valuation allowance	(520)	(92)	(6,617)
Other	56	(37)	(484)
Changes in operating assets and liabilities:
Accounts receivable, net	4,856	(5,377)	(13,266)
Inventories	(10,102)	4,696	(6,413)
Prepaid expenses and other assets	(8,880)	(2,534)	(1,948)
Accounts payable	(12,443)	17,606	(4,772)
Accrued expenses	25,555	4,592	15,314
Payment of advisory termination fee to affiliate	(18,852)	—	—
Cash payments on restructuring and integration liabilities	(3,594)	(1,177)	(407)
Other	3,398	449	1,009
Net cash provided by (used in) operating activities	(14,693)	48,704	(3,459)
Cash flows from investing activities:
Capital expenditures	(25,894)	(24,646)	(11,490)
Proceeds from sale of assets	102	193	102
Acquisitions, net of cash acquired	(97,200)	(100)	—
Net cash used in investing activities	(122,992)	(24,553)	(11,388)
Cash flows from financing activities:
Proceeds from long-term debt	—	102,991	423,684
Payments on long-term debt	(148,000)	(58,991)	(348,684)
Net revolver borrowings (payments)	—	(40,000)	55,000
Payments on previous revolver credit facility	(15,000)	—	(30,000)
Payment of early tender and call premiums	(8,520)	(9,844)	(49,769)
Equity repurchases	—	—	(14,049)
Net proceeds from issuance of common stock	353,756	—	—
Proceeds from exercises of employee stock options	197	—	—
Debt issuance costs paid	(1,256)	(2,969)	(26,984)
Net cash provided by (used in) financing activities	181,177	(8,813)	9,198
Impact of exchange rate movements on cash	(885)	156	(149)
Net increase (decrease) in cash and cash equivalents	42,607	15,494	(5,798)
Cash and cash equivalents at the beginning of the period	27,194	11,700	17,498
Cash and cash equivalents at the end of the period	$69,801	$27,194	$11,700
Supplemental Information
Interest paid	$84,770	$95,406	$90,867
Income taxes paid, net	$1,917	$307	$3,937

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Dollars in thousands)	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance, December 31, 2010	100	$—	$321,767	$(496,078)	$1,223	$(173,088)
Comprehensive loss:
Net loss	—	—	—	(84,507)	—	(84,507)
Currency translation	—	—	—	—	(691)	(691)
Minimum pension liability for actuarial
loss, net of tax	—	—	—	—	(6,600)	(6,600)
Total comprehensive loss						(91,798)
Repurchase of equity	—	—	(12,866)	—	—	(12,866)
Stock compensation	—	—	430	—	—	430
Balance, December 31, 2011	100	$—	$309,331	$(580,585)	$(6,068)	$(277,322)
Comprehensive loss:
Net loss	—	—	—	(39,055)	—	(39,055)
Currency translation	—	—	—	—	835	835
Minimum pension liability for actuarial
loss, net of tax	—	—	—	—	(1,103)	(1,103)
Total comprehensive loss						(39,323)
Stock compensation	—	—	1,703	—	—	1,703
Balance, December 31, 2012	100	$—	$311,034	$(619,640)	$(6,336)	$(314,942)
Comprehensive loss:
Net loss	—	—	—	(79,520)	—	(79,520)
Currency translation	—	—	—	—	(2,937)	(2,937)
Minimum pension liability for actuarial
gain, net of tax	—	—	—	—	6,059	6,059
Total comprehensive loss						(76,398)
Issuance of common stock	18,157,895	671	353,085	—	—	353,756
Tax receivable agreement establishment	—	—	(16,790)	—	—	(16,790)
Effect of merger with Ply Gem Prime	48,962,494	—	92,083	(92,083)	—	—
Stock compensation	—	—	2,181	—	—	2,181
Stock option exercises	102,744	1	196	—	—	197
Balance, December 31, 2013	67,223,233	$672	$741,789	$(791,243)	$(3,214)	$(51,996)

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Ply Gem Holdings, Inc. (“Ply Gem Holdings”) and its wholly owned subsidiaries (individually and collectively, the “Company” or “Ply Gem”) are diversified manufacturers of residential and commercial building products, operating with two segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors.  Through these segments, Ply Gem Industries, Inc. (“Ply Gem Industries”) manufactures and sells, primarily in the United States and Canada, a wide variety of products for the residential and commercial construction, manufactured housing, and remodeling and renovation markets.

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

Initial Public Offering and Related Transactions

In May 2013, the Company issued 18,157,895 shares of common stock in an initial public offering ("IPO") of its common stock at a price of $21.00 per share and received gross proceeds of approximately $381.3 million. The shares began trading on The New York Stock Exchange on May 23, 2013 under the symbol "PGEM". The proceeds were utilized to (i) redeem, repurchase or repay a portion of the Company's outstanding indebtedness under both the 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") and the 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") as well as the Company's senior secured asset based revolving credit facility (the "ABL Facility"), (ii) to pay transaction fees and other expenses and (iii) for general corporate purposes, including to pay the aggregate purchase price for the acquisition of Mitten Inc. ("Mitten"). Refer to the Long-Term Debt footnote for disclosure on the reduction of indebtedness and the Acquisitions footnote for disclosure on the Mitten acquisition.

Immediately prior to the closing of the IPO, Ply Gem Prime merged with and into Ply Gem Holdings, with Ply Gem Holdings being the surviving entity. In the merger, the Company issued a total of 48,962,494 shares of common stock, and all of the preferred stock of Ply Gem Prime (including the subordinated debt of Ply Gem Prime that was converted into preferred stock in connection with the IPO) was converted into a number of shares of the Company's common stock based on the IPO price of the common stock and the liquidation value of and the maximum dividend amount in respect of the preferred stock. This merger resulted in an increase of approximately $92.1 million in accumulated deficit and additional paid-in-capital and an increase in deferred tax assets of $37.4 million with a full valuation allowance for Ply Gem Holdings as reflected in the Company's consolidated balance sheet as of December 31, 2013. This merger had no impact on the Company's consolidated statement of operations for all periods presented.

As a result of the IPO, the Company expensed within operations approximately $23.5 million in costs associated with the offering that were not directly attributable to the securities offered. The following table summarizes these costs for the year ended December 31, 2013.

(Amounts in thousands)
Advisory termination fee to affiliate	$18,852
2013 management fee as of date of termination	2,682
Other transaction expenses for the IPO	1,993
$23,527

Further, the Company incurred approximately $27.9 million in costs associated with the IPO that have been recorded within additional paid-in-capital as of December 31, 2013 in the Company's consolidated balance sheet. These costs include underwriter fees along with legal, accounting, printing and other general expenses directly associated with the public offering.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ply Gem Holdings and its subsidiaries, all of which are wholly owned.  All intercompany accounts and transactions have been eliminated.

Accounting Policies and Use of Estimates

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  Such estimates include the allowance for doubtful accounts receivable, rebates, pensions, valuation reserve for inventories, warranty reserves, insurance reserves, legal contingencies, assumptions used in the calculation of income taxes and the tax receivable agreement, projected cash flows used in the goodwill and intangible asset impairment tests, and environmental accruals and other contingencies.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, as appropriate and are based on management’s best estimates and judgments.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Illiquid credit markets, volatile equity, foreign currency, and depressed housing and remodeling markets combine to increase the uncertainty inherent in such estimates and assumptions.  If different conditions result from those assumptions used in the Company’s judgments, actual results could be materially different from the Company’s estimates.

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

Accounts receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $4.5 million and $3.6 million at December 31, 2013 and 2012, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded. During the year ended December 31, 2011, the Company reclassified approximately $1.4 million from accounts receivable to a note receivable, which is classified as other assets in the accompanying consolidated balance sheets. As of December 31, 2013 and 2012, the balance of the note receivable was $0.0 million and $0.6 million, respectively.

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of December 31, 2013, the Company had inventory purchase commitments of approximately $95.2 million.

The inventory reserves were approximately $8.9 million at December 31, 2013, increasing during 2013 by $2.4 million compared to the December 31, 2012 reserve balance of approximately $6.5 million.

Property and Equipment

Property and equipment are presented at cost.  Depreciation of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:

Buildings and improvements	10-37 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized.  When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized in operations.  Depreciation expense for the years ended December 31, 2013, 2012, and 2011 was approximately $25.4 million, $25.4 million, and $27.3 million, respectively.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) Siding, Fencing and Stone (“Siding”), (ii) the combined US Windows companies in the Windows and Doors segment (“US Windows”), (iii) Ply Gem Canada (formerly known as CWD Windows and Doors, Inc.) in the Windows and Doors segment, (iv) Mitten (formerly known as Mitten, Inc.) in the Siding, Fencing and Stone segment, and (v) Gienow Canada Inc. ("Gienow") (formerly known as Gienow WinDoor Ltd.) in the Windows and Doors segment.  For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  During the year ended December 31, 2013, the Company incurred an asset impairment charge of $1.4 million related to the restructuring and integration of the Gienow and Ply Gem Canada operations. There were no asset impairment charges recorded during the year ended December 31, 2012. During the year ended December 31, 2011, the Company incurred an asset impairment charge of approximately $0.2 million related to a specific asset in the Windows and Doors segment that was no longer utilized.

Goodwill

Acquisition accounting involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill.  For significant acquisitions, the Company values items such as property and equipment and acquired intangibles based upon appraisals.

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year (November 23rd for 2013) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  Refer to Note 3 for additional considerations regarding the results of the impairment test in 2013 and 2012.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $17.7 million and $23.6 million as of December 31, 2013 and December 31, 2012, respectively, and have been recorded in other long term assets in the accompanying consolidated balance sheets. Amortization of debt issuance costs for the years ended December 31, 2013, December 31, 2012 and December 31, 2011 was approximately $4.1 million, $4.7 million, and $4.9 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying consolidated statements of operations.

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  Subsequent to February 12, 2004, U.S. federal income tax returns are prepared and filed by Ply Gem Investment Holdings, Inc. on behalf of itself, Ply Gem Holdings, and Ply Gem Industries and its subsidiaries.  The existing tax sharing agreement between Ply Gem Holdings and Ply Gem Investment Holdings under which tax liabilities for each respective party are computed on a stand-alone basis, was amended to include Ply Gem Prime Holdings during 2010.  The tax sharing agreement was amended in 2013 to reflect the merger of Ply Gem Prime Holdings with and into Ply Gem Holdings. U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  Ply Gem Canada, Gienow Canada Inc., and Mitten, Inc. file separate Canadian income tax returns.

Sales Taxes

Sales taxes collected from customers are recorded as liabilities until remitted to taxing authorities and therefore are not reflected in the consolidated statements of operations.

Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  Costs accrued have been estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. Insurance recoveries are recorded as assets when their receipt is deemed probable.

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

Liquidity

The Company intends to fund its ongoing capital and working capital requirements, including its internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of its senior secured asset based revolving credit facility.  As of December 31, 2013, the Company had approximately $817.0 million of indebtedness, approximately $244.3 million of contractual availability under the ABL Facility, and approximately $155.2 million of borrowing base availability, reflecting $0.0 million of ABL borrowings and approximately $5.7 million of letters of credit and priority payable reserves issued under the ABL Facility.

Because of the inherent seasonality in the Company's business and the resulting working capital requirements, the Company’s liquidity position fluctuates within a given year.  The seasonal effect that creates the Company’s greatest needs has historically been experienced during the first six months of the year and the Company anticipates borrowing funds under its ABL Facility to support this requirement.  However, the Company anticipates the funds generated from operations and funds available under the ABL Facility will be adequate to finance its ongoing operational cash flow needs, capital expenditures, debt service obligations, management incentive expenses, tax receivable agreement payments, and other fees payable under other contractual obligations for the foreseeable future.

Foreign Currency

Ply Gem Canada, Gienow, and Mitten, the Company’s Canadian subsidiaries, utilize the Canadian dollar as their functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at year-end.  Net sales and expenses are translated using average exchange rates in effect during the period.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income or loss in the accompanying consolidated balance sheets.

The Company recorded a loss from foreign currency transactions of approximately $(1.5) million for the year ended December 31, 2013, and gains of approximately $0.4 million and $0.5 million for the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2013 and December 31, 2012, accumulated other comprehensive income (loss) included a currency translation adjustment of approximately $(2.9) million and $0.8 million, respectively.

Concentration of Credit Risk

The Company’s largest customer, ABC Supply Co. Inc., accounted for approximately 9.2%, 10.5%, and 9.4% of consolidated net sales for the years ended December 31, 2013, 2012, and 2011, respectively, and 12.3% and 12.7% of outstanding accounts receivable as of December 31, 2013 and 2012, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-9.375%	$96,000	$103,440	$103,440	$—	$—
Senior Secured Notes-8.25%	756,000	805,140	805,140	—	—
As of December 31, 2013	$852,000	$908,580	$908,580	$—	$—
Liabilities:
Senior Notes-9.375%	$160,000	$170,400	$170,400	$—	$—
Senior Secured Notes-8.25%	840,000	907,200	907,200	—	—
As of December 31, 2012	$1,000,000	$1,077,600	$1,077,600	$—	$—

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.  Also see Note 6 for fair value disclosures of the pension assets.

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

The Company was in a net loss position for the years ended December 31, 2013, December 31, 2012, and December 31, 2011 and therefore the impact of stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share, as the inclusion of such amounts would be anti-dilutive.

The computation of the dilutive effect of other potential common shares excluded options and unvested restricted stock representing approximately 0.2 million shares of common stock for the year ended December 31, 2013. Under the treasury stock method, the inclusion of these stock awards would have been anti-dilutive.

Prior to the IPO, the Company issued a total of 48,962,494 shares of common stock in connection with the merger of Ply Gem Prime into Ply Gem Holdings. Therefore, for purposes of EPS, the Company had 48,962,494 shares of common stock outstanding for the years ended December 31, 2012, and December 31, 2011. The Company calculated the amounts as net loss divided by the 48,962,494 shares of common stock outstanding for the years ended December 31, 2012, and December 31, 2011. Prior to the IPO, all options and unvested restricted shares were instruments that were exercisable into Ply Gem Prime stock. Subsequently, those options and unvested restricted share grants were converted into Ply Gem Holdings instruments and as such will be treated prospectively from the date of the IPO for the calculation of dilutive earnings (loss) per share.

Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows:

(Amounts in thousands)	Foreign currency translation	Minimum pension liability adjustments	Accumulated other comprehensive (loss) income
Balance at December 31, 2010	$5,743	$(4,520)	$1,223
Net current period change	(691)	(6,600)	(7,291)
Balance at December 31, 2011	5,052	(11,120)	(6,068)
Net current period change	835	(1,103)	(268)
Balance at December 31, 2012	5,887	(12,223)	(6,336)
Net current period change	(2,937)	6,059	3,122
Balance at December 31, 2013	$2,950	$(6,164)	$(3,214)

New Accounting Pronouncements

There are no new accounting pronouncements issued or effective for which the adoption thereof will have a material impact on our consolidated financial statements. Additionally, the Company did not adopt any new accounting pronouncements during 2013 that had a material effect on the Company's consolidated financial statements.

2.   ACQUISITIONS

Gienow

On April 9, 2013, the Company, through its wholly-owned Canadian subsidiary Gienow Canada Inc., acquired Gienow WinDoor Ltd. for $20.4 million, through the purchase of all of the capital stock of Gienow WinDoor Ltd. Immediately subsequent to the acquisition, Gienow WinDoor Ltd. was amalgamated into Gienow Canada Inc. (the surviving entity, "Gienow"). Gienow is in the business of manufacturing, distributing, and selling windows, doors, and related products and services to industrial and residential customers in Canada and the United States. Gienow has a manufacturing facility located in Calgary, Alberta, Canada. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Gienow based upon fair values as of the acquisition date.
The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair values, as follows:

(Amounts in thousands)
Accounts receivable	$11,714
Inventories	6,814
Other current assets	1,118
Property and equipment	4,746
Deferred taxes	2,657
Intangible assets	1,083
Goodwill	3,717
Accounts payable and accrued expenses	(10,041)
Other liabilities	(1,428)
$20,380

The $3.7 million of goodwill was allocated to the Windows and Doors segment for the Company and none of the goodwill is expected to be deductible for tax purposes.
For the year ended December 31, 2013, Gienow contributed net sales of approximately $78.1 million and a net loss of $0.9 million, respectively, from the acquisition date (April 9, 2013), which has been included within the Company's consolidated statement of operations. If the Gienow acquisition would have occurred at the beginning of 2012, the Company's consolidated net sales would have been $1,385.2 million and $1,222.2 million for the years ended December 31, 2013 and December 31, 2012, respectively, with a net loss of $81.8 million and $41.6 million for the years ended December 31, 2013 and December 31, 2012, respectively.
Mitten
On May 31, 2013, Ply Gem completed an acquisition for cash consideration of approximately $76.8 million, to acquire the capital stock of Mitten, Inc. ("Mitten"), a leading manufacturer and distributor of vinyl siding and accessories in Canada. Mitten is located in Ontario, Canada, and therefore the acquisition expanded the Company's presence in Eastern Canada and will enable the Company to expand its current distribution of its portfolio of exterior building products to this market for its siding and windows businesses. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Mitten based upon fair values as of the acquisition date.

The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair values, as follows:

(Amounts in thousands)
Accounts receivable	$18,393
Inventories	22,592
Other current assets	904
Property and equipment	9,279
Other assets	1,439
Intangible assets	35,400
Goodwill	26,098
Accounts payable and accrued expenses	(27,499)
Deferred taxes	(9,786)
$76,820
The $26.1 million of goodwill was assigned to the Siding, Fencing and Stone segment for the Company and none of the goodwill is expected to be deductible for tax purposes.
For the year ended December 31, 2013, Mitten contributed net sales of approximately $85.8 million and a net loss of $1.7 million from the acquisition date (May 31, 2013), which has been included within the Company's consolidated statement of operations. If the Mitten acquisition would have occurred at the beginning of 2012, the Company's consolidated net sales would have been $1,411.2 million and $1,254.6 million for the years ended December 31, 2013 and December 31, 2012, respectively, with a net loss of $81.3 million and $40.3 million for the years ended December 31, 2013 and December 31, 2012, respectively.

Additionally, a $2.1 million working capital adjustment was finalized for Mitten subsequent to the acquisition date of May 31, 2013 and the Company has reflected this in the purchase price allocation shown above.

Greendeck Products

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

The acquisition has an earnout clause included within the asset purchase agreement. This contingent consideration was recorded at fair value on the acquisition date and the valuation is updated at each reporting period. As of December 31, 2013 and 2012, the fair value of the earnout was approximately $0.5 million and $0.9 million, respectively, and has been classified within other long-term liabilities in the accompanying consolidated balance sheets. There are currently no revenues or earnings from Greendeck for any comparative periods or since the date of acquisition and, consequently, no pro forma information is required or disclosed related to Greendeck.

3.   GOODWILL

In applying the acquisition method of accounting, the Company determines the fair value of the tangible and intangible assets acquired, and the fair value of the liabilities assumed. The excess of the fair value of the consideration transferred and the fair value of the net assets acquired is recorded as goodwill.  The Company performs an annual test for goodwill impairment at the November month end each year (November 23rd for 2013) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company has two reporting units: 1) Siding, Fencing, and Stone and 2) Windows and Doors.  Separate valuations are performed for each of these reporting units in order to test for impairment.

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

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimated single family housing starts and the repair and remodeling market’s growth rate through 2022.  These assumptions modeled information published by the National Association of Home Builders (“NAHB”).  The Company estimated single family housing starts increasing from 2013 levels (621,000) to approximately 1,100,000 in 2022 (terminal growth year) and estimated the repair and remodeling growth rate at approximately 3.0% in each year through 2022.  The 1,100,000 terminal housing starts figure represents a historical average that tracks domestic population growth.  The forecasted sales growth and operating earnings increases coincided with the growth in these two key assumptions.  The Company utilized its weighted average cost of capital and its long-term growth rate to derive the appropriate capitalization rate used in the terminal value calculation.  The Company utilized these fair value estimate assumptions during the impairment analysis conducted during the years ended December 31, 2013 and 2012.

The Company’s annual goodwill impairment tests performed as of November 23, 2013 and November 24, 2012 indicated no impairment.  The Windows and Doors and Siding, Fencing, and Stone reporting units exceeded their 2013 carrying values by approximately 25% and 191%, respectively.

The Company provides no assurance that: 1) valuation multiples will not decline, 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods. The Company will also continue to evaluate goodwill during future periods and further declines in the residential housing and remodeling markets or unfavorable performance by the Company in these markets could result in future goodwill impairments.

The reporting unit goodwill balances were as follows as of December 31, 2013 and December 31, 2012:

(Amounts in thousands)
	December 31, 2013	December 31, 2012
Siding, Fencing and Stone	$346,140	$320,984
Windows and Doors	74,088	71,471
	$420,228	$392,455

Goodwill Rollforward

A rollforward of goodwill for 2013 and 2012 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of January 1, 2012
Goodwill	$399,133	$442,334
Accumulated impairment losses	(327,773)	(122,227)
	$71,360	$320,107
Currency translation adjustments	241	—
Tax benefit of excess tax goodwill	(130)	—
Greendeck acquisition	—	877
Balance as of December 31, 2012
Goodwill	399,244	443,211
Accumulated impairment losses	(327,773)	(122,227)
	$71,471	$320,984
Currency translation adjustments	(970)	(942)
Tax benefit of excess tax goodwill	(130)	—
Mitten acquisition	—	26,098
Gienow acquisition	3,717	—
Balance as of December 31, 2013
Goodwill	401,861	468,367
Accumulated impairment losses	(327,773)	(122,227)
	$74,088	$346,140

During the year ended December 31, 2013, the Windows and Doors' goodwill increase was primarily attributed to $1.0 million of foreign currency movement and goodwill created from the Gienow acquisition of $3.7 million, while the Siding, Fencing and Stone goodwill increase was due to $0.9 million of foreign currency movement and $26.1 million for the Mitten acquisition. During the year ended December 31, 2012, the Windows and Doors goodwill increase was primarily attributed to $0.2 million of foreign currency movement and the Siding, Fencing and Stone goodwill increase of $0.9 million was due to the Greendeck acquisition.

4.   INTANGIBLE ASSETS

The following table presents the major components of intangible assets as of December 31, 2013 and 2012:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of December 31, 2013:
Patents	14	$12,770	$(9,250)	$3,520
Trademarks/Tradenames	10	91,884	(65,801)	26,083
Customer relationships	12	187,055	(107,721)	79,334
Other	5	3,427	(2,352)	1,075
Total intangible assets	12	$295,136	$(185,124)	$110,012

As of December 31, 2012:
Patents	14	$12,770	$(8,308)	$4,462
Trademarks/Tradenames	11	85,669	(61,737)	23,932
Customer relationships	13	158,158	(93,025)	65,133
Other	5	2,647	(1,818)	829
Total intangible assets	13	$259,244	$(164,888)	$94,356

Amortization expense related to these intangible assets for the years ended December 31, 2013, 2012, and 2011 was approximately $20.2 million, $26.9 million, and $26.7 million, respectively.  Estimated amortization expense for fiscal years 2014 through 2018 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2014	$20,339
2015	19,661
2016	15,826
2017	15,045
2018	11,529

During the year ended December 31, 2010, the Company decreased the remaining useful life of certain trademarks in the Windows and Doors segment to three years (applied prospectively) as a result of future marketing plans regarding the use of these trademarks.  For each of the years ended December 31, 2012, and December 31, 2011, the Company incurred approximately $7.4 million of increased amortization expense as a result of this decrease in useful life. As of December 31, 2012 these specific trademarks were fully amortized.

5.   LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at December 31, 2013 and 2012 consists of the following:

(Amounts in thousands)
	December 31, 2013	December 31, 2012
Senior secured asset based revolving credit facility	$—	$15,000
8.25% Senior Secured Notes due 2018, net of
unamortized early tender premium and
discount of $30,426 and $40,870	725,574	799,130
9.375% Senior Notes due 2017, net of
unamortized discount of $4,546 and $9,746	91,454	150,254
	$817,028	$964,384

Recent developments

As described in the following paragraph, Ply Gem Industries modified its debt structure subsequent to the year ended December 31, 2013. On January 30, 2014, Ply Gem Industries completed an offering of $500.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “6.50% Senior Notes”) and also entered into a $430.0 million senior secured term loan facility due 2021 (the “Term Loan Facility”). The approximate $927.9 million of net proceeds from the issuance of the 6.50% Senior Notes and the borrowings under the Term Loan Facility were used by Ply Gem Industries to purchase all of its 8.25% Senior Secured Notes due 2018 and 9.375% Senior Notes due 2017 tendered in the tender offers described below, to satisfy and discharge the remaining obligations under the indentures governing the 8.25% Senior Secured Notes and 9.375% Senior Notes and to pay related fees and expenses.

On January 30, 2014, Ply Gem Industries purchased approximately $705.9 million of the outstanding 8.25% Senior Secured Notes in a tender offer at a price of $1,067.50 per $1,000 principal amount, which included an early tender payment of $30.00 per $1,000 principal amount, plus accrued and unpaid interest. On January 30, 2014, Ply Gem Industries also purchased approximately $94.7 million of the outstanding 9.375% Senior Notes in a tender offer at a price of $1,108.36 per $1,000 principal amount, which included an early tender payment of $30.00 per $1,000 principal amount, plus accrued and unpaid interest. As a result, Ply Gem Industries paid aggregate consideration of approximately $780.2 million for the tendered 8.25% Senior Secured Notes, including a tender premium of approximately $47.6 million, and paid aggregate consideration of approximately $107.6 million for the tendered 9.375% Senior Notes, including a tender premium of approximately $10.3 million. On March 1, 2014, pursuant to the terms of the indenture governing the 8.25% Senior Secured Notes, Ply Gem Industries redeemed the remaining approximate $50.1 million principal amount of the outstanding 8.25% Senior Secured Notes at a redemption price equal to 106.188% of the principal amount thereof, plus accrued and unpaid interest. On February 16, 2014, pursuant to the terms of the indenture governing the 9.375% Senior Notes, Ply Gem Industries redeemed the remaining approximate $1.3 million principal amount of the outstanding 9.375% Senior Notes at a redemption price equal to 100% of the principal amount plus the “make-whole” premium required under the indenture governing the 9.375% Senior Notes (which equated to 110.179% of the principal amount thereof), plus accrued and unpaid interest. As of March 1, 2014, there were no longer outstanding any 8.25% Senior Secured Notes. As of February 16, 2014, there were no longer outstanding any 9.375% Senior Notes.

6.50% Senior Notes due 2022

On January 30, 2014, Ply Gem Industries issued $500.0 million of 6.50% Senior Notes due 2022 at par. Interest accrues at 6.50% per annum and will be paid semi-annually on February 1 and August 1 of each year, commencing on August 1, 2014. The 6.50% Senior Notes will mature on February 1, 2022.

Prior to February 1, 2017, Ply Gem Industries may redeem up to 40% of aggregate principal amount of the 6.50% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.50% of the aggregate principal amount of the 6.50% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, provided that at least 50% of the aggregate principal amount of the 6.50% Senior Notes remains outstanding after the redemption. Prior to February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium plus accrued and unpaid interest, if any. At any time on or after February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 6.50% Senior Notes plus, in each case, accrued and unpaid interest, if any, to the redemption date.

The 6.50% Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Ply Gem Holdings and all of the wholly-owned domestic subsidiaries of Ply Gem Industries (the “Guarantors”).  The indenture governing the 6.50% Senior Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt (as defined in the indenture) in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.  In the absence of satisfying the consolidated interest coverage ratio test, Ply Gem Industries and its restricted subsidiaries may only incur additional debt under certain circumstances, including, but not limited to, debt under credit facilities (as defined in the indenture) (x) in an amount not to exceed the greater of (a) $350.0 million and (b) the borrowing base (as defined in the indenture) and (y) in an amount not to exceed the greater of (A) $575.0 million and (B) the aggregate amount of indebtedness (as defined in the indenture) that that would cause the consolidated secured debt ratio (as defined in the indenture) to be equal to 4.00 to 1.00; purchase money indebtedness in an aggregate amount not to exceed the greater of (x) $35.0 million and (y) 10% of consolidated net tangible assets (as defined in the indenture) at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed the greater of (x) $60.0 million and (y) 15% of consolidated net tangible assets (as defined in the indenture) at any one time outstanding; debt pursuant to a general basket in an aggregate amount at any one time outstanding not to exceed the greater of (x) $75.0 million and (y) 20% of consolidated net tangible assets; and the refinancing of debt under certain circumstances. On January 30, 2014, Ply Gem Industries and the Guarantors entered into a registration rights agreement relating to the 6.50% Senior Notes. Ply Gem Industries will be required to pay additional interest on the 6.50% Senior Notes if it fails to comply with certain of its obligations under the registration rights agreement within specified time periods.

Term Loan Facility due 2021

On January 30, 2014, Ply Gem Industries entered into a credit agreement governing the terms of its new $430.0 million Term Loan Facility. Ply Gem Industries borrowed $430.0 million under the Term Loan Facility on January 30, 2014, with an original discount of approximately $2.15 million, yielding proceeds of approximately $427.85 million. The Term Loan Facility will mature on January 30, 2021. The Term Loan Facility requires scheduled quarterly payments in an aggregate annual amount equal to 1.00% of the original aggregate principal amount of the Term Loan Facility with the balance due at maturity. Interest on outstanding borrowings under the Term Loan Facility will be paid quarterly.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan.

The Term Loan Facility allows Ply Gem Industries to request one or more incremental term loan facilities in an aggregate amount not to exceed the greater of (x) $140.0 million and (y) an amount such that Ply Gem Industries’ consolidated senior secured debt ratio (as defined in the credit agreement), on a pro forma basis, does not exceed 3.75 to 1.00, in each case, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans and with respect to certain repricing transactions occurring within six months of January 30, 2014, which shall be subject to a prepayment premium of 1.00%.

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million, commencing with the fiscal year ending December 31, 2015; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility.

The Term Loan Facility is secured on a first-priority lien basis by the stock of Ply Gem Industries and by substantially all of the assets (other than the assets securing the obligations under the ABL Facility, which primarily consist of accounts receivable, inventory, cash, deposit accounts, securities accounts, chattel paper, contract rights, instruments, documents related thereto and proceeds of the foregoing) of Ply Gem Industries and the Guarantors that are subsidiaries of Ply Gem Industries and on a second-priority lien basis by the assets that secure the ABL Facility.

The Term Loan Facility includes negative covenants, subject to certain exceptions, that are substantially the same as the negative covenants in the 6.50% Senior Notes but does not contain any restrictive financial covenants. The Term Loan Facility also restricts the ability of Ply Gem Industries’ subsidiaries to enter into agreements restricting their ability to grant liens to secure the Term Loan Facility and contains a restriction on changes in fiscal year.

8.25% Senior Secured Notes due 2018

On February 11, 2011, Ply Gem Industries issued $800.0 million of 8.25% Senior Secured Notes at par.  Ply Gem Industries used the proceeds to purchase approximately $724.6 million principal amount of its outstanding 11.75% Senior Secured Notes in a tender offer, to redeem the remaining approximate $0.4 million principal amount of outstanding 11.75% Senior Secured Notes, and to pay related fees and expenses.  A portion of the early tender premiums and the original unamortized discount on the 11.75% Senior Secured Notes was recorded as a discount on the $800.0 million of 8.25% Senior Secured Notes given that the 2011 transaction was predominately accounted for as a loan modification.  On February 15, 2012, Ply Gem Industries issued an additional $40.0 million principal amount of its 8.25% Senior Secured Notes. The 8.25% Senior Secured Notes would have matured on February 15, 2018 and bore interest at the rate of 8.25% per annum.   Interest was paid semi-annually on February 15 and August 15 of each year. The 8.25% Senior Secured Notes were fully and unconditionally and jointly and severally guaranteed on a senior secured basis by the Guarantors. The 8.25% Senior Secured Notes and the related guarantees were secured on a first-priority lien basis by substantially all of the assets (other than the assets securing our obligations under the ABL Facility, which consist of accounts receivable, inventory, cash, deposit accounts, securities accounts, chattel paper and proceeds of the foregoing and certain assets such as contract rights, instruments and documents related thereto) of Ply Gem Industries and the Guarantors and on a second-priority lien basis by the assets that secure the ABL Facility.

As a result of the 2013 initial public offering, on June 28, 2013, Ply Gem Industries redeemed $84.0 million aggregate principal amount of its 8.25% Senior Secured Notes at a redemption price equal to 103%, plus accrued and unpaid interest thereon of approximately $2.6 million. The call premium for this redemption was approximately $2.5 million. Additionally, the Company expensed approximately $3.8 million of unamortized discount and $1.8 million of unamortized debt issuance costs in connection with this redemption and the related loss on debt extinguishment.

On January 30, 2014, Ply Gem Industries purchased approximately $705.9 million of its outstanding 8.25% Senior Secured Notes in a tender offer at a price of $1,067.50 per $1,000 principal amount, which included an early tender payment of $30.00 per $1,000 principal amount, plus accrued and unpaid interest. On January 30, 2014, Ply Gem Industries irrevocably deposited with the trustee for the 8.25% Senior Secured Notes an amount sufficient to satisfy and discharge its obligations under the 8.25% Senior Secured Notes and the indenture. On March 1, 2014, Ply Gem Industries redeemed the remaining outstanding principal amount of the 8.25% Senior Secured Notes at a redemption price equal to 106.188% of the principal amount thereof, plus accrued and unpaid interest to the redemption date. Following the redemption, there were no longer any 8.25% Senior Secured Notes outstanding.

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

On February 11, 2011, Ply Gem Industries purchased approximately $718.6 million principal amount of the 11.75% Senior Secured Notes in a tender offer at a price of $1,069.00 per $1,000 principal amount, which included an early tender payment of $40.00 per $1,000 principal amount, plus accrued and unpaid interest, and on February 28, 2011, Ply Gem Industries purchased $6.0 million principal amount of the 11.75% Senior Secured Notes in the tender offer at a price of $1,029.00 per $1,000 principal amount, plus accrued and unpaid interest.  On March 13, 2011, pursuant to the terms of the indenture governing the 11.75% Senior Secured Notes, Ply Gem Industries redeemed the remaining approximate $0.4 million at a redemption price of 103% of the principal amount thereof, plus accrued and unpaid interest.  As a result of these transactions, the Company paid cumulative early tender premiums of approximately $49.8 million during the year ended December 31, 2011.  Following the redemption on March 13, 2011, there were no longer any 11.75% Senior Secured Notes outstanding.  The 11.75% Senior Secured Notes would have matured on June 15, 2013 and bore interest at the rate of 11.75% per annum.  The loss recorded as a result of this purchase is discussed in detail in the section “Gain (loss) on debt extinguishment” below.

Senior Secured Asset Based Revolving Credit Facility due 2018

On November 1, 2013, Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Ply Gem Canada, Gienow Canada Inc., and Mitten Inc. (together with Ply Gem Canada and Gienow, the “Canadian Borrowers”) entered into an amended and restated credit agreement governing the ABL Facility. Among other things, the amendment and restatement of the credit agreement governing the ABL Facility: (i) increased the overall facility to $250.0 million from $212.5 million, (ii) increased the accordion feature to $100.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.50% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) increased the amount available under the ABL Facility to Ply Gem Industries' Canadian subsidiaries to $50.0 million. Under the ABL Facility, $200.0 million is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers. The following summary describes the ABL Facility after giving effect to the amendment and restatement. As a result of the ABL Facility amendment in which the loan syndication consisted of previous members who either maintained or increased their position as well as new syndication members, the Company capitalized new debt issuance costs of $1.3 million and will amortize these costs through 2018.

The ABL Facility provides for revolving credit financing of up to $250.0 million subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans and borrowings in Canadian dollars and United States dollars, $200.0 million of the ABL Facility is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers. In addition, the ABL Facility provides that the revolving commitments may be increased to $350.0 million in the aggregate, subject to certain terms and conditions. All outstanding loans under the ABL Facility are due and payable in full on November 1, 2018.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of the administrative agent under the ABL Facility and (2) the federal funds rate plus 0.5% or (b) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  The initial applicable margin for borrowings under the ABL Facility was 0.75% for base rate loans and 1.75% for Eurodollar rate loans.  The applicable margin for borrowings under the ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility.  Swingline loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of December 31, 2013, the Company’s interest rate on the ABL Facility was approximately 1.95%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

All obligations under the ABL Facility are unconditionally guaranteed by Ply Gem Holdings and substantially all of Ply Gem Industries’ existing and future, direct and indirect, wholly owned domestic subsidiaries.  All obligations under the ABL Facility, and the guarantees of those obligations, are secured, subject to certain exceptions, by substantially all of the assets of Ply Gem Industries and the guarantors, including a first-priority security interest in personal property consisting of accounts receivable, inventory, cash, deposit accounts, and certain related assets and proceeds of the foregoing and a second-priority security interest in, and mortgages on, substantially all of Ply Gem Industries’ and the Guarantors’ material owned real property and equipment and all assets that secure the Term Loan Facility on a first-priority basis.  In addition to being secured by the collateral securing the obligations of Ply Gem Industries under the domestic collateral package, the obligations of the Canadian Borrowers, which are borrowers under the Canadian sub-facility under the ABL Facility, are also secured by a first-priority security interest in substantially all of the assets of such Canadian subsidiaries, plus additional mortgages in Canada, and a pledge by Ply Gem Industries of the remaining 35% of the equity interests of the Canadian Borrowers pledged only to secure the Canadian sub-facility.

The ABL Facility contains certain covenants that limit Ply Gem Industries’ ability and the ability of Ply Gem Industries’ subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into transactions with affiliates, and consolidate, merge or sell assets.  In particular, Ply Gem Industries is permitted to incur additional debt in limited circumstances, including, but not limited to, permitted subordinated indebtedness in an aggregate principal amount not to exceed $112.5 million at any time outstanding (subject to the ability to incur additional permitted subordinated debt provided that immediately after giving effect to such incurrence excess availability is more than 25% of the lesser of the total borrowing base and the aggregate commitments and Ply Gem Industries is in pro forma compliance with the fixed charge coverage ratio), purchase money indebtedness in an aggregate amount not to exceed $25.0 million at any one time outstanding, debt of foreign subsidiaries (other than Canadian subsidiaries) in an aggregate amount not to exceed $10.0 million at any one time outstanding, indebtedness in connection with the tax receivable agreement in an aggregate principal amount not to exceed $100.0 million, and the refinancing of debt under certain circumstances.

As of December 31, 2013, Ply Gem Industries had approximately $244.3 million of contractual availability and approximately $155.2 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $5.7 million of letters of credit and priority payables reserves.

9.375% Senior Notes due 2017

On September 27, 2012, Ply Gem Industries issued $160.0 million of 9.375% Senior Notes at par. Ply Gem Industries used the proceeds of the offering, together with cash on hand, to satisfy and discharge its obligations under the 13.125% Senior Subordinated Notes and the indenture governing the 13.125% Senior Subordinated Notes. The 9.375% Senior Notes would have matured on April 15, 2017 and bore interest at the rate of 9.375% per annum. Interest was paid semi-annually on April 15 and October 15 of each year. The 9.375% Senior Notes were unsecured and fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by the Guarantors.

A portion of the early call premium and the original unamortized discount on the 13.125% Senior Subordinated Notes was recorded as a discount on the $160.0 million of 9.375% Senior Notes, given that the transaction was predominately accounted for as a loan modification.

As a result of the 2013 initial public offering, on June 22, 2013, Ply Gem Industries redeemed $64.0 million aggregate principal amount of the 9.375% Senior Notes at a redemption price equal to 109.375%, plus accrued and unpaid interest thereon of approximately $1.1 million. The call premium for this redemption was approximately $6.0 million. Additionally, the Company expensed approximately $3.7 million of unamortized discount and $1.2 million of unamortized debt issuance costs in connection with this redemption and the related loss on debt extinguishment.

On January 30, 2014, Ply Gem Industries purchased approximately $94.7 million of the outstanding 9.375% Senior Notes at a tender price of $1,108.36 per $1,000 principal amount, which included an early tender payment of $30.00 per $1,000 principal amount, plus accrued and unpaid interest. On January 30, 2014, Ply Gem Industries irrevocably deposited with the trustee for the 9.375% Senior Notes an amount sufficient to satisfy and discharge its obligations under the 9.375% Senior Notes and the indenture. On February 16, 2014, Ply Gem Industries redeemed the remaining outstanding principal amount of the 9.375% Senior Notes at a redemption price equal to 100% of the principal amount plus the “make-whole” premium required under the indenture (which equated to 110.179% of the principal amount thereof), plus accrued and unpaid interest. Following the redemption, there were no longer any 9.375% Senior Notes outstanding.

Gain (loss) on debt modification or extinguishment

As a result of the January 2014 debt transactions, the Company is in the process of determining whether these transactions will be accounted for as debt extinguishments or modifications. The Company will conclude on this accounting treatment during the Company’s first quarter of 2014 and recognize any impact in the consolidated statement of operations.

As a result of the June 28, 2013 redemption of approximately $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes, the Company recorded a loss on debt extinguishment of approximately $8.1 million in the consolidated statement of operations for the year ended December 31, 2013.

As a result of the June 22, 2013 redemption of approximately $64.0 million aggregate principal amount of the 9.375% Senior Notes, the Company recorded a loss on debt extinguishment of approximately $10.8 million in the consolidated statement of operations for the year ended December 31, 2013.

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

As a result of the ABL Facility refinancing during 2011, the Company evaluated the proper accounting treatment for the debt issuance costs associated with the prior ABL Facility and the ABL Facility as there were certain members of the loan syndication that existed in both facilities and other members who were not participants in the ABL Facility.  Based on this evaluation, the Company expensed approximately $1.2 million of debt issuance costs as a loss on modification or extinguishment of debt and recorded approximately $2.1 million of debt issuance costs. As a result of the amendment and restatement of the ABL Facility during November 2013, the Company evaluated the proper accounting treatment for the debt issuance costs associated with the existing ABL Facility debt issuance costs and the ABL Facility debt issuance costs. The Company concluded that all prior loan syndication members either maintained or increased their position along with additional new loan syndication members. As a result, the Company capitalized these new debt issuance costs along with the prior debt issuance costs and amortized through the new 2018 maturity date as the ABL Facility increased from $212.5 million to $250.0 million.

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $18.9 million, $3.6 million and $27.9 million for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, respectively, as summarized in the table below.

(Amounts in thousands)	For the year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Loss on extinguishment of debt:
Tender premium	$—	$—	$(10,883)
11.75% Senior Secured Notes unamortized discount	—	—	(775)
11.75% Senior Secured Notes unamortized debt issuance costs	—	—	(2,757)
13.125% Senior Subordinated Notes call premium	—	(1,487)	—
13.125% Senior Subordinated Notes unamortized discount	—	(299)	—
13.125% Senior Subordinated Notes unamortized debt issuance costs	—	(372)	—
Call premium for 8.25% Senior Secured Notes	(2,520)	—	—
8.25% Senior Secured Notes unamortized discount	(3,831)	—	—
8.25% Senior Secured Notes unamortized debt issuance costs	(1,766)	—	—
Call premium for 9.375% Senior Notes	(6,000)	—	—
9.375% Senior Notes unamortized discount	(3,666)	—	—
9.375% Senior Notes unamortized debt issuance costs	(1,165)	—	—
	(18,948)	(2,158)	(14,415)

Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes	—	—	(12,261)
Unamortized debt issuance costs for prior ABL Facility	—	—	(1,187)
Third party fees for 9.375% Senior Notes	—	(1,449)	—
	—	(1,449)	(13,448)

Total loss on modification or extinguishment of debt	$(18,948)	$(3,607)	$(27,863)

Debt maturities

The following table summarizes the Company’s long-term debt maturities due in each fiscal year after December 31, 2013.

	As of	Proforma as of
(Amounts in thousands)	December 31, 2013	December 31, 2013 (1)
2014	$—	$—
2015	—	—
2016	—	—
2017	91,454	—
2018	725,574	—
Thereafter	—	927,850
	$817,028	$927,850

(1) These are amounts are proforma as of December 31, 2013 for the January 2014 debt transaction and are unaudited.

6.   DEFINED BENEFIT PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).  The plans are combined in the following discussion.

The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the combined plans in the accompanying consolidated balance sheets at December 31, 2013 and 2012:

	December 31,	December 31,
(Amounts in thousands)	2013	2012
Change in projected benefit obligation
Benefit obligation at beginning of year	$45,060	$42,400
Service cost	103	101
Interest cost	1,771	1,850
Actuarial (gain) loss	(3,664)	3,066
Benefits and expenses paid	(2,088)	(2,357)
Projected benefit obligation at end of year	$41,182	$45,060

Change in plan assets
Fair value of plan assets at beginning of year	$29,780	$26,377
Actual return on plan assets	3,468	3,164
Employer and participant contributions	1,141	2,596
Benefits and expenses paid	(2,088)	(2,357)
Fair value of plan assets at end of year	$32,301	$29,780

Funded status and financial position:
Fair value of plan assets	$32,301	$29,780
Benefit obligation at end of year	41,182	45,060
Funded status	$(8,881)	$(15,280)

Amount recognized in the balance sheet consists of:
Current liability	$(2,258)	$(1,141)
Noncurrent liability	(6,623)	(14,139)
Liability recognized in the balance sheet	$(8,881)	$(15,280)

The accumulated benefit obligation for the combined plans was approximately $41.2 million and $45.1 million as of December 31, 2013 and December 31, 2012, respectively.

Accumulated Other Comprehensive Loss

Amounts recognized in accumulated other comprehensive loss at December 31, 2013 and December 31, 2012 consisted of the following:

(Amounts in thousands)	December 31,	December 31,
	2013	2012
Initial net asset (obligation)	$—	$—
Prior service credit (cost)	—	—
Net loss	9,433	15,468
Accumulated other comprehensive loss	$9,433	$15,468

These amounts do not include any amounts recognized in accumulated other comprehensive loss related to the nonqualified Supplemental Executive Retirement Plan.

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

	For the year ended December 31,
	2013	2012	2011
Discount rate for projected benefit obligation	4.75%	4.00%	4.50%
Discount rate for pension costs	4.00%	4.50%	5.30%
Expected long-term average return on plan assets	7.00%	7.50%	7.50%

Net Periodic Benefit Costs

The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the year ended December 31,
	2013	2012	2011
Service cost	$103	$101	$98
Interest cost	1,771	1,850	1,931
Expected return on plan assets	(2,053)	(2,008)	(2,028)
Amortization of loss	955	807	269
Net periodic benefit expense	$776	$750	$270

Pension Assets

The weighted-average asset allocations at December 31, 2013 by asset category are as follows:

	Target Allocation	Actual allocation as of December 31, 2013	Weighted Average Expected Long-Term Rate of Return (1)
Asset Category
U.S. Large Cap Funds	25.0%	22.8%	2.0%
U.S. Mid Cap Funds	5.0%	8.3%	0.5%
U.S. Small Cap Funds	3.0%	3.2%	0.3%
International Equity	15.0%	15.4%	1.4%
Fixed income	45.0%	43.9%	2.3%
Other investments	7.0%	6.4%	0.6%
	100.0%	100.0%	7.1%
(1) The weighted average expected long-term rate of return by asset category is based on the Company’s target allocation.

The weighted-average asset allocations at December 31, 2012 by asset category are as follows:

	Target Allocation	Actual allocation as of December 31, 2012	Weighted Average Expected Long-Term Rate of Return (1)
Asset Category
U.S. Large Cap Funds	25.0%	21.9%	2.0%
U.S. Mid Cap Funds	5.0%	8.0%	0.5%
U.S. Small Cap Funds	3.0%	3.2%	0.3%
International Equity	15.0%	14.6%	1.6%
Fixed income	45.0%	45.2%	2.3%
Other investments	7.0%	7.1%	0.6%
	100.0%	100.0%	7.3%
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

The following table summarizes the Company’s plan assets measured at fair value on a recurring basis (at least annually) as of December 31, 2013 and December 31, 2012:

(Amounts in thousands)	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2013	Assets (Level 1)	(Level 2)	(Level 3)
Equity Securities (1)
U.S. Large Cap Funds	$7,358	$7,358	$—	$—
U.S. Mid Cap Funds	2,700	1,369	1,331	—
U.S. Small Cap Funds	1,023	509	514	—
International Funds	4,960	4,960	—	—
Fixed Income
Domestic Bond Funds (2)	14,190	1,571	12,619	—
Other Investments
Commodity Funds (3)	1,609	1,609	—	—
Cash & Equivalents	461	—	461	—
	$32,301	$17,376	$14,925	$—

(Amounts in thousands)	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2012	Assets (Level 1)	(Level 2)	(Level 3)
Equity Securities (1)
U.S. Large Cap Funds	$6,530	$6,530	$—	$—
U.S. Mid Cap Funds	2,380	1,173	1,207	—
U.S. Small Cap Funds	938	468	470	—
International Funds	4,364	4,364	—	—
Fixed Income
Domestic Bond Funds (2)	13,460	1,520	11,940	—
Other Investments
Commodity Funds (3)	1,419	1,419	—	—
Cash & Equivalents	689	—	689	—
	$29,780	$15,474	$14,306	$—

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

Benefit Plan Contributions

The Company made cash contributions to the combined plans of approximately $1.1 million and $2.6 million for the years ended December 31, 2013 and 2012, respectively.  During fiscal year 2014, the Company expects to make cash contributions to the combined plans of approximately $2.3 million.

Benefit Plan Payments

The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the combined plans. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company.

Fiscal Year	Expected Benefit Payments
(Amounts in thousands)

2014	$2,055
2015	2,134
2016	2,208
2017	2,299
2018	2,431
2019-2023	13,264

Other Retirement Plans

The Company also has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees.  The projected benefit obligation relating to this unfunded plan totaled approximately $318,000 and $349,000 at December 31, 2013 and 2012, respectively.  The Company has recorded this obligation in other long term liabilities in the consolidated balance sheets as of December 31, 2013 and 2012.  Pension expense for the plan was approximately $13,000, $14,000, and $17,000 for the years ended December 31, 2013, 2012, and 2011, respectively.

7.   DEFINED CONTRIBUTION PLANS

The Company has a defined contribution 401(k) plan covering all eligible employees.  The Company matches 50% of the first 6% of employee contributions for most members, with the exception of matching 25% of the first 6% of employee contributions for certain union members per a negotiated contract.  The Company also has the option of making discretionary contributions.  The Company contributed approximately $2.1 million for the years ended December 31, 2013, December 31, 2012, and December 31, 2011, which has been expensed within selling, general, and administrative expense in the accompanying consolidated statement of operations.

8.   COMMITMENTS AND CONTINGENCIES

Operating leases

At December 31, 2013, the Company was obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations.  Future minimum rental obligations for non-cancellable lease payments total approximately $145.1 million at December 31, 2013.  The lease obligations, partially offset by sublease income, are payable as follows:

	Lease	Sublease
(Amounts in thousands)	Commitments	Income
2014	$25,493	$453
2015	22,459	462
2016	19,398	471
2017	17,959	481
2018	12,483	490
Thereafter	47,303	3,154

Total rental expense for all operating leases amounted to approximately $32.1 million for the year ended December 31, 2013, $26.0 million for the year ended December 31, 2012, and $24.6 million for the year ended December 31, 2011.

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $3.1 million and $3.4 million at December 31, 2013 and December 31, 2012, respectively.  As of December 31, 2013 and December 31, 2012, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million and $0.4 million, respectively, in current liabilities and $2.7 million and $3.0 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	December 31, 2013	December 31, 2012
Product claim liabilities	$140	$218
Multiemployer pension plan withdrawal liability	2,362	2,615
Other	576	578
	$3,078	$3,411

The product claim liabilities of approximately $0.1 million at December 31, 2013 and $0.2 million at December 31, 2012, recorded in long term liabilities, represents the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products.  The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage.  Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries.  The Company and the former subsidiary continue to vigorously defend the remaining suits.  Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products.  The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers.

The multiemployer pension liability of approximately $2.4 million and $2.6 million recorded in long term liabilities at December 31, 2013 and December 31, 2012, respectively, relate to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. (“Studley”) was sold.  In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the “Pension Fund”), and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund.  Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund.  The multiemployer pension liability represents the present value of the quarterly payment stream as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

Included in the indemnified items is approximately $0.4 million for each of the years ended December 31, 2013 and 2012, of accrued expenses to cover the estimated costs of known litigation claims, including the estimated cost of legal services incurred, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of December 31, 2013 and 2012, warranty liabilities of approximately $10.9 million and $8.3 million, respectively, have been recorded in current liabilities and approximately $31.6 million and $29.5 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the year ended December 31,
(Amounts in thousands)	2013	2012	2011
Balance, beginning of period	$37,870	$38,612	$41,780
Acquisitions-Gienow and Mitten	7,175	—	—
Warranty expense during period	12,416	11,034	7,359
Settlements made during period	(14,995)	(11,776)	(10,527)
Balance, end of period	$42,466	$37,870	$38,612

Environmental

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, entered into an Administrative Order on Consent, effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Administrative Order on Consent, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the RCRA Facility Investigation Workplan ("Workplan"), and MW is currently implementing the Workplan. As a result, the Company incurred an incremental expense of approximately $1.6 million during the year ended December 31, 2011 to record an additional accrual for this preliminary cost estimate.  This expense has been recognized within selling, general, and administrative expenses for the year ended December 31, 2011 in the consolidated statement of operations.  The Company has recorded approximately $0.3 million and $0.5 million of this environmental liability within current liabilities and approximately $1.2 million and $1.3 million within other long-term liabilities in the Company’s consolidated balance sheet at December 31, 2013 and December 31, 2012, respectively.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. ("Fenway Partners").   As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of December 31, 2013, no recovery has been recognized on the Company’s consolidated balance sheet but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

In September 2013, MW entered into a Consent Order with the Virginia Department of Environmental Quality for the purpose of resolving certain Title V air permitting matters at its Rocky Mount, Virginia facility.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene [TCE]). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. ("Kroy") facility in York, Nebraska during the first quarter of 2010, however the facility has not received any official communications concerning this sampling event or the addition of the groundwater contamination site to the NPL. Alcan Aluminum Corporation ("Alcan") has assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the strength of Alcan’s financial condition as well as the terms and limits of the indemnity.
The Company is currently involved in environmental proceedings involving Ply Gem Canada and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and the Company may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania) and Mastic Home Exteriors, Inc. ("MHE") (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina).  Under the stock purchase agreement governing the Ply Gem acquisition, Nortek is to indemnify us fully for any liability in connection with the Punxsutawney contamination. Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. is to indemnify us for certain environmental liabilities in excess of $2.5 million, including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina.  Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek. Our ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.

Based on current information, the Company is not aware of any compliance obligations, claims, releases or investigations that will have a material adverse effect on our results of operations, cash flows or financial position except as otherwise disclosed in the Company's consolidated financial statements. However, there can be no guarantee that previously known or newly-discovered matters or any inability to enforce our available indemnification rights against previous owners of the Company's subsidiaries will not result in material costs or liabilities. While the stock purchase agreements governing certain of our acquisitions provide that the sellers will indemnify us, subject to certain limitations, for certain environmental liabilities, our ability to seek indemnification from the respective sellers is limited by various factors, including the financial condition of the indemnitor or responsible party as well as by the terms and limits of such indemnities or obligations. As a result, there can be no assurance that we could receive any indemnification from the sellers, and any related environmental liabilities, costs or penalties could have a material adverse effect on our financial condition and results of operations.

Self-insured risks

The Company maintains a broad range of insurance policies which include general liability and workers compensation insurance coverage. These insurance policies protect the Company against a portion of the risk of loss from claims. However, the Company retains a portion of the overall risk for such claims through its self-insured per occurrence and aggregate retentions, deductibles, and claims in excess of available insurance policy limits. The Company's general liability insurance includes coverage for certain damages arising out of product design and manufacturing defects. The Company's insurance coverage is subject to a per occurrence retention.

The Company reserves for costs associated with claims, as well as incurred but not reported losses (“IBNR”), based on an outside actuarial analyses of its historical claims. These estimates make up a significant portion of the Company's liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in type of claims, claims reporting and resolution patterns, frequency and timing of claims, third party recoveries, estimates of claim values, claims management expenses (including legal fees, expert fees, and discovery costs), insurance industry practices, the regulatory environment, and legal precedent. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

During 2013 and 2012, the Company experienced a higher level of estimated claims management expenses, primarily due to claims discussed in “Litigation” below, which increased the Company's estimated claim reserves by $1.0 million and $0.4 million, respectively, which has been recorded in selling, general and administrative expense in the consolidated statement of operations for the years ended December 31, 2013 and 2012. Because of the inherent uncertainty in estimating future losses related to claims, actual costs could differ significantly from current estimates.

Litigation

During 2013 and 2012, the Company incurred increased litigation expense primarily related to the claims discussed below. While the Company believes it has valid defenses to the claims discussed below and will vigorously defend all such claims, litigation is subject to many uncertainties and there cannot be any assurance that the Company will ultimately prevail or, in the event of an unfavorable outcome or settlement of litigation, that the ultimate liability would not be material and would not have a material adverse effect on the business, results of operations, cash flows or financial position of the Company.

In John Gulbankian and Robert D. Callahan v. MW Manufacturers, Inc., a purported class action filed in March 2010 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's V-Wood windows. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. Discovery regarding class certification is complete, and during the first quarter of 2014, the Company engaged in mediation sessions with plaintiffs’ counsel. The hearing regarding class certification is currently scheduled to be held on March 27, 2014.

In Eric Hartshorn and Bethany Perry v. MW Manufacturers, Inc., a purported class action filed in July 2012 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's Freedom and Freedom 800 windows. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. Discovery regarding class certification is complete, and during the first quarter of 2014, the Company engaged in mediation sessions with the plaintiffs’ counsel. The hearing regarding class certification is currently scheduled to be held on March 27, 2014, as the class certification hearing for this action has been consolidated with, and will be heard by the judge assigned to, John Gulbankian and Robert D. Callahan v. MW Manufacturers, Inc.

In Anthony Pagliaroni v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by Mastic Home Exteriors, Inc. (“MHE”). The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. This action is currently in discovery regarding class certification, and a hearing regarding class certification has not yet been scheduled. Deceuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify MHE for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. MHE's ability to seek indemnification from Deceuninck is, however, limited by the terms of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.

In The Muhler Company, Inc. v. Ply Gem Prime Holdings, Inc. et al., a lawsuit filed in April 2011 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, alleges unfair competition and trade practices. The plaintiff seeks a variety of relief, including (i) consequential damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. In April 2013, the Court granted the Company's motion for summary judgment with respect to the federal Lanham Act claims. As such, only state unfair competition and trade practices claims currently remain. In May 2013, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit with respect to the summary judgment granted on the federal Lanham Act claims, and the Fourth Circuit denied interlocutory appeal. The damages sought in this action have not yet been quantified.

In Karl Memari v. Ply Gem Prime Holdings, Inc. et al., a purported class action filed in March 2013 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the illegality and/or defects of MW's vinyl clad windows. The plaintiff seeks a variety of relief, including (i) actual and compensatory damages, (ii) punitive damages, and (iii) attorneys' fees and costs of litigation. Discovery regarding class certification has closed, however, the hearing regarding class certification has not yet been scheduled. The damages sought in this action have not yet been quantified.

In J-Channel Industries Corporation v. Lowe’s Companies, Inc., and Ply Gem Industries, Inc., a purported patent infringement case filed in the United States District Court for the Eastern Division of Tennessee, Northern Division, plaintiff, a wholly owned subsidiary of CopyTele, Inc., a company specializing in patent monetization and patent assertion, alleges damages as a result of patent infringement by certain windows having an integrated “j-channel” feature. Ply Gem has accepted tender from co-defendant Lowe’s Companies, Inc. The plaintiff seeks a variety of relief, including (i) economic and compensatory damages and (ii) attorneys' fees and costs of litigation. This action is currently in the early stages of discovery. The damages sought in this action have not yet been quantified.

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

9.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at December 31, 2013 and December 31, 2012:

(Amounts in thousands)	December 31, 2013	December 31, 2012
Insurance	$3,926	$3,499
Employee compensation and benefits	8,916	5,745
Sales and marketing	34,215	23,939
Product warranty	10,861	8,336
Accrued freight	1,350	890
Accrued interest	25,477	30,465
Accrued environmental liability	463	473
Accrued pension	2,258	1,141
Accrued sales returns and discounts	3,263	2,201
Accrued taxes	3,433	3,035
Other	18,778	14,194
	$112,940	$93,918

Other long-term liabilities consist of the following at December 31, 2013 and December 31, 2012:

(Amounts in thousands)	December 31, 2013	December 31, 2012
Insurance	$2,213	$1,593
Pension liabilities	6,623	14,139
Multi-employer pension withdrawal liability	2,362	2,615
Product warranty	31,605	29,534
Long-term product claim liability	140	218
Long-term environmental liability	1,247	1,824
Liabilities for tax uncertainties	2,934	3,454
Other	5,436	7,267
	$52,560	$60,644

Long-term incentive plan

During the year ended December 31, 2011, the Company finalized a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize employees through the downturn in the housing market. During the years ended December 31, 2013 and December 31, 2012, the Company recognized a net LTIP expense of $1.8 million and $1.9 million, respectively, which has been recorded within selling, general, and administrative expenses in the consolidated statement of operations. The LTIP liability is $4.6 million and $2.8 million as of December 31, 2013 and December 31, 2012, respectively, of which $2.9 million and $0.0 million has been recorded within other current liabilities and $1.7 million and $2.8 million in other long-term liabilities in the consolidated balance sheets as of December 31, 2013 and December 31, 2012, respectively.

Other liabilities

During the years ended December 31, 2013, 2012 and 2011, the Company made approximately $3.6 million, $1.2 million, and $0.4 million in cash payments for restructuring and integration efforts, respectively. These payments were for a restructuring and integration program implemented in Western Canada and general back office centralization efforts incurred during 2013 as well as product simplification costs incurred for the entire Windows and Doors segment.

During the year ended December 31, 2012, the Company made $3.7 million in retention payments to certain members of management that were previously accrued within accrued expenses. During the year ended December 31, 2013, the Company incurred approximately $1.8 million and $1.4 million in charges for inventory write offs and fixed asset impairment, respectively, related to the restructuring and integration of the Gienow and Ply Gem Canada operations. These amounts have been recorded within cost of goods sold and selling, general and administrative expenses, respectively, in the Company's consolidated statements of operations.

10.   RESTRUCTURING

On September 30, 2013, the Company announced that it will realign production across two manufacturing facilities in Calgary, Alberta, Canada, in an effort to improve the Company’s overall operating efficiency. The two manufacturing facilities resulted from the Company’s acquisition of Gienow, completed in April 2013, combined with the pre-existing manufacturing facility of Ply Gem Canada. These realignment plans include shifting the majority of the vinyl window and door production into Gienow’s manufacturing facility in Calgary, Alberta, Canada, while maintaining wood window and door production in the Ply Gem Canada’s manufacturing facility also located in Calgary, Alberta, Canada. In connection with this realignment, distribution will also be realigned across Gienow and Ply Gem Canada distribution centers in Western Canada.

Production began to be realigned during 2013, with the majority expected to be completed by March 2014. In connection with these plans, the Company expects to incur pre-tax exit and restructuring cash and non-cash costs together of approximately $2.9 million, which includes approximately $0.2 million for contract termination costs, approximately $1.1 million of personnel-related costs and approximately $1.6 million of other facilities-related costs.

The following table summarizes the Company's restructuring activity for the year ended December 31, 2013:

(Amounts in thousands)	Accrued as of	Adjustments	Expensed	Cash payments	Accrued as of
	December 31, 2012	during 2013	during 2013	during 2013	December 31, 2013
Western Canada
Severance costs	$—	$—	$1,059	$(456)	$603
Contract terminations	—	—	224	(67)	157
Equipment removal and other	—	—	1,581	(1,048)	533
	$—	$—	$2,864	$(1,571)	$1,293
The Company recorded restructuring costs in selling, general and administrative expenses in the consolidated statements of operations in the years and segments shown in the following table:

	For the year ended December 31,
(Amounts in thousands)	2013	2012	2011
Siding, Fencing and Stone	$—	$—	$—
Windows and Doors	2,864	—	—
	$2,864	$—	$—

11.   INCOME TAXES

The following is a summary of the components of income (loss) before provision for income taxes:

	For the year ended December 31,
(Amounts in thousands)	2013	2012	2011
Domestic	$(69,361)	$(37,675)	$(86,538)
Foreign	(9,861)	1,455	2,714
	$(79,222)	$(36,220)	$(83,824)

The following is a summary of the provision (benefit) for income taxes included in the accompanying consolidated statement of operations:

	For the year ended December 31,
(Amounts in thousands)	2013	2012	2011
Federal:
Current	$—	$—	$(6,617)
Deferred	908	835	6,640
	908	835	23
State:
Current	$1,634	$2,461	$654
Deferred	384	(146)	(847)
	2,018	2,315	(193)
Foreign:
Current	$(904)	$(653)	$353
Deferred	(1,724)	338	500
	(2,628)	(315)	853

Total	$298	$2,835	$683

The table that follows reconciles the federal statutory income tax rate to the effective tax rate of approximately 0.4% for the year ended December 31, 2013, 7.8% for the year ended December 31, 2012, and 0.8% for the year ended December 31, 2011.

	For the year ended December 31,
(Amounts in thousands)	2013	2012	2011
Income tax benefit at the federal statutory rate	$(27,728)	$(12,677)	$(29,338)

Net change from statutory rate:
Valuation allowance	28,556	16,073	38,939
State income tax benefit, net of federal income tax benefit	(5,957)	(919)	(1,936)
Taxes at non-U.S. statutory rate	(46)	194	76
Additional provisions/reversals of uncertain tax positions	5,674	(92)	(6,287)
Canadian rate differential	867	(171)	(254)
Other, net	(1,068)	427	(517)
	$298	$2,835	$683

The tax effect of temporary differences, which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

(Amounts in thousands)	December 31, 2013	December 31, 2012
Deferred tax assets:
Accounts receivable	$1,252	$1,291
Insurance reserves	2,281	1,876
Warranty reserves	12,874	11,937
Pension accrual	4,519	6,628
Deferred compensation	3,831	2,028
Inventories	3,684	3,474
Federal, net operating loss carry-forwards	89,280	80,268
State net operating loss carry-forwards	12,691	11,875
Non-capital losses - foreign jurisdiction	3,150	—
Related party interest	43,643	4,573
Other assets, net	6,927	5,780
Valuation allowance	(126,178)	(66,279)
Total deferred tax assets	57,954	63,451
Deferred tax liabilities:
Pension accrual	(881)	(514)
Property and equipment, net	(15,406)	(14,260)
Intangible assets, net	(37,350)	(32,276)
Deferred financing	(10,712)	(16,709)
Other liabilities, net	(2,136)	(1,588)
Total deferred tax liabilities	(66,485)	(65,347)
Net deferred tax liability	$(8,531)	$(1,896)

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

Valuation allowance

As of December 31, 2013, a full federal valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  The Company considered the impact of reversing taxable temporary differences and tax planning strategies with regard to realization of deferred tax assets to determine the amount of valuation allowance for 2013.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. Additionally, at December 31, 2013, the Company was in a full state valuation allowance position for certain legal entities primarily related to losses for income tax purposes. The Company has non-capital losses in foreign jurisdictions of approximately $14.5 million which will begin to expire in 2029.

During the year ended December 31, 2013, the Company’s federal and state valuation allowance increased by approximately $52.3 million and $7.6 million, respectively.  The increase is primarily due to the related party interest and the current year taxable loss.  The Company currently has book goodwill of approximately $19.3 million that is not amortized and results in a deferred tax liability of approximately $5.5 million at December 31, 2013.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

During the year ended December 31, 2012, the Company’s federal and state valuation allowances increased by approximately $14.7 million and $1.8 million, respectively. The increase is primarily due to the 2012 taxable loss.  The Company had book goodwill of approximately $18.7 million that is not amortized and results in a deferred tax liability of approximately $4.4 million at December 31, 2012.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.

Other tax considerations

As of December 31, 2013, the Company has approximately $290.7 million of federal gross operating loss carry-forwards which can be used to offset future taxable income.  These federal carry-forwards will begin to expire in 2028 if not utilized.  The Company has approximately $258.2 million of gross state NOL carry-forwards and $12.7 million (net of federal benefit) of deferred tax assets related to these state NOL carry-forwards which can be used to offset future state tax liabilities.  The Company has established a valuation allowance which offsets the deferred tax asset associated with these state NOL carry-forwards.  The Company currently has no state NOL carry-forwards that are expiring.  Future tax planning strategies implemented by the Company could reduce or eliminate future NOL expiration.

As of December 31, 2013, The Company has not established U.S. deferred taxes on approximately $16.2 million of unremitted earnings of the Company's foreign subsidiaries.  Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.

On December 23, 2011, the U.S. Treasury Department issued comprehensive temporary and proposed regulations addressing the treatment of expenditures related to tangible property for tax purposes effective for tax years beginning January 1, 2014 and thereafter.  The Company has begun to evaluate the changes necessary to comply with the regulations and the related administrative procedures and any adjustment would result in a reclassification between deferred tax assets.

Immediately prior to the closing of the IPO, Ply Gem Prime merged with and into Ply Gem Holdings, with Ply Gem Holdings being the surviving entity. This merger resulted in an increase of approximately $92.1 million in accumulated deficit and additional paid-in-capital and an increase in deferred tax assets of $37.4 million with a full valuation allowance for Ply Gem Holdings as reflected in the Company's consolidated balance sheet as of December 31, 2013.

Tax uncertainties

The Company records reserves for certain tax uncertainties based on the likelihood of an unfavorable outcome.  Of this amount, approximately $2.1 million, if recognized, would have an impact on the Company’s effective tax rate.  As of December 31, 2013, the reserve was approximately $2.9 million which includes interest of approximately $0.9 million.  As of December 31, 2012, the reserve was approximately $3.5 million which included interest of approximately $0.9 million.

The Company has elected to treat interest and penalties on uncertain tax positions as income tax expense in its consolidated statement of operations.  Interest charges have been recorded in the contingency reserve account within other long term liabilities in the consolidated balance sheet.

The following is a rollforward of gross tax contingencies from January 1, 2012 through December 31, 2013.

Balance at January 1, 2012	$12,710
Additions based on tax positions related to current year	604
Additions for tax positions of prior years	1,033
Reductions for tax positions of prior years	(545)
Settlement or lapse of applicable statutes	(891)
Unrecognized tax benefits balance at December 31, 2012	12,911
Additions based on tax positions related to current year	8,560
Additions for tax positions of prior years	10
Reductions for tax positions of prior years	(2,946)
Settlement or lapse of applicable statutes	(2,044)
Unrecognized tax benefits balance at December 31, 2013	$16,491

Unrecognized tax benefits are reversed as a discrete event if an examination of applicable tax returns is not begun by a federal or state tax authority within the statute of limitations or upon effective settlement with federal or state tax authorities.  During the year ended December 31, 2013, the Company reversed approximately $0.5 million of unrecognized tax benefits due to the expiration of the statute of limitations for the tax year ended December 31, 2005.  During the year ended December 31, 2013, the Company also reversed approximately $1.4 million due to the effective settlement related to state income tax audits.

During the year ended December 31, 2012, the Company reversed approximately $0.9 million of unrecognized tax benefits due to the effective settlement of an audit for the tax years ended December 31, 2004 through December 31, 2007. The Company’s open tax years that are subject to federal examination are 2008 through 2013.

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
The Company estimates that the total anticipated amount of future payments under the Tax Receivable Agreement will be approximately $100.0 million assuming no material changes in the relevant tax law, that the Company earns sufficient taxable income to utilize the net operating loss carrying forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability. As of December 31, 2013, the Company estimates that the potential Tax Receivable Agreement liability associated with the NOL carryovers amounted to approximately $89.1 million with the remaining $10.9 million estimated for the deductible expenses associated with the initial public offering.

As of December 31, 2013, the Company had a liability of $11.6 million for the amount due pursuant to the Tax Receivable Agreement, of which approximately $16.8 million related to projected NOL carryovers, which was recognized at the inception of the Tax Receivable Agreement with a corresponding reduction to additional paid-in-capital in the Company's consolidated balance sheets. The remaining $5.2 million reduction of the liability was recognized in the Company's consolidated statement of operations for the year ended December 31, 2013 for the IPO deductible expenses occurring during the year and changes in projected taxable income between the initial establishment of the liability in May 2013 and December 31, 2013. This $11.6 million liability was recorded as a noncurrent liability as of December 31, 2013 as the amount will not be paid in cash within the next 12 months.

12.   STOCK-BASED COMPENSATION

Stock option plan

On February 12, 2004, Ply Gem Investment Holdings’ Board of Directors adopted the Ply Gem Investment Holdings 2004 Stock Option Plan (the “Plan”) allowing for grants of options to purchase shares of Ply Gem Investment Holdings common stock under nonqualified stock options or incentive stock options.  Obligations under this Plan were subsequent assumed by Ply Gem Prime Holdings in 2006. Immediately prior to the closing of the IPO on May 23, 2013, Ply Gem Prime merged with and into Ply Gem Holdings, with Ply Gem Holdings being the surviving entity. As a result, all obligations under the Plan were converted at a ratio based on the IPO price of the common stock and the liquidation value of and the maximum dividend amount in respect of the Ply Gem Prime preferred stock and all subsequent grants were in Ply Gem Holdings' stock.

Employees, directors and consultants of Ply Gem Holdings or any of its majority-owned subsidiaries are eligible for options, as specified in the Plan.  Ply Gem Holdings Board of Directors may, among other things, select recipients of options grants, determine whether options will be nonqualified or incentive stock options, set the number of shares that may be purchased pursuant to option exercise, and determine other terms and conditions of options. The exercise price of an option must be at least the estimated fair market value of a share of common stock as of the grant date.  Options generally vest over 5 years from the date of grant, unless specified otherwise in any individual option agreement.  Generally, options will expire on the tenth anniversary of the grant date or in connection with termination of employment.  The Board of Directors has the discretion to accelerate the vesting and exercisability of outstanding options.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing method.  The assumptions used in the model for the years ended December 31, 2012 and December 31, 2011 are outlined in the following table:

	December 31, 2012	December 31, 2011
Weighted average fair value of options granted	$6.19	$5.42
Weighted average assumptions used:
Expected volatility	46%	46%
Expected term (in years)	5.00	3.65
Risk-free interest rate	0.64%	0.91%
Expected dividend yield	—%	—%

There were no option grants in 2013.

A summary of changes in stock options outstanding during the year ended December 31, 2013 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2013	3,395,722	$10.83	5.95
Granted	—		—
Exercised	(91,186)	$2.15	—
Forfeited or expired	(18,786)	$6.76	—
Balance at December 31, 2013	3,285,750	$11.04	5.24

As of December 31, 2013, 2,484,336 options were 100% vested with a weighted average exercise price of $9.85.  At December 31, 2013, the Company had approximately $3.1 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.08 years.  The Company recorded compensation expense of $2.0 million, $1.7 million, and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively, related to the vesting of these options.

Other share-based compensation

Upon completion of each of the Ply Gem acquisition, MW acquisition and Alenco acquisition, certain members of management made a cash contribution to Ply Gem Prime Holdings in exchange for shares of Ply Gem Prime Holdings’ common stock.  As previously described, immediately prior to the closing of the IPO, Ply Gem Prime merged with and into Ply Gem Holdings, with Ply Gem Holdings being the surviving entity. In the merger, the Company issued a total of 48,962,494 shares of common stock, and all of the preferred stock of Ply Gem Prime (including the subordinated debt of Ply Gem Prime that was converted into preferred stock in connection with the IPO) was converted into a number of shares of the Company's common stock based on the IPO price of the common stock and the liquidation value of and the maximum dividend amount in respect of the preferred stock.

Common Stock
Shares Owned by
Management

Balance at January 1, 2013	3,267,251
Shares issued	11,658
Shares sold	(323,847)
Shares repurchased	—
Balance at December 31, 2013	2,955,062

Restricted stock

During December 2012, the Company issued 3,886 restricted shares of common stock of Ply Gem Prime to each of three independent members of the Board of Directors.  These shares vested over the 2012 through 2013 twelve month period and the Company expensed these items ratably over the twelve month period up to the vesting date. During the year ended December 31, 2013 and December 31, 2012, the Company expensed $170,000 and $10,000, respectively, related to these grants in selling, general, and administrative expenses within the consolidated statement of operations and comprehensive income (loss).

During January 2012, the Company issued 3,886 restricted shares of common stock of Ply Gem Prime to each of three independent members of the Board of Directors.  These shares vested over the 2012 calendar period and the Company expensed these items as compensation expense ratably during 2012. During the year ended December 31, 2012, the Company expensed $180,000, related to these grants in selling, general, and administrative expenses within the consolidated statement of operations and comprehensive income (loss).

13.   SEGMENT INFORMATION

The Company defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance.  The Company has two reportable segments:  1) Siding, Fencing, and Stone and 2) Windows and Doors.

The income before income taxes of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses.  Unallocated income and expenses include items which are not directly attributed to or allocated to either of the Company’s reporting segments.  Such items include interest, legal costs, corporate payroll, and unallocated finance, accounting expenses, gain (loss) on modification or extinguishment of debt, and initial public offering costs. Unallocated corporate assets include cash and certain receivables.  Interest expense is presented net of interest income.

Following is a summary of the Company’s segment information:

	For the year ended December 31,
(Amounts in thousands)	2013	2012	2011
Net sales
Siding, Fencing, and Stone	$737,841	$658,045	$639,290
Windows and Doors	627,740	463,256	395,567
	$1,365,581	$1,121,301	$1,034,857
Operating earnings (loss)
Siding, Fencing, and Stone	$111,918	$110,456	$90,849
Windows and Doors	(38,537)	(20,565)	(31,134)
Unallocated	(45,605)	(19,871)	(14,784)
	$27,776	$70,020	$44,931
Interest expense, net
Siding, Fencing, and Stone	$(132)	$(47)	$(83)
Windows and Doors	(195)	(18)	(13)
Unallocated	92,011	103,107	101,480
	$91,684	$103,042	$101,384
Depreciation and amortization
Siding, Fencing, and Stone	$24,950	$22,616	$23,634
Windows and Doors	20,243	29,490	30,217
Unallocated	453	171	169
	$45,646	$52,277	$54,020
Income tax expense
Unallocated	$298	$2,835	$683

Capital expenditures
Siding, Fencing, and Stone	$10,053	$11,219	$6,776
Windows and Doors	14,780	12,617	4,651
Unallocated	1,061	810	63
	$25,894	$24,646	$11,490

	As of December 31,
	2013	2012
Total assets
Siding, Fencing, and Stone	$655,252	$558,501
Windows and Doors	305,789	271,650
Unallocated	81,210	51,699
	$1,042,251	$881,850

Our Canadian subsidiaries, which had sales of approximately $231.1 million for the year ended December 31, 2013, represents a majority of our sales to foreign customers.  Other subsidiaries’ sales outside the United States are less than 1% of our total sales.

14.   RELATED PARTY TRANSACTIONS

Under the General Advisory Agreement (the “General Advisory Agreement”) the Company entered into with CI Capital Partners LLC (“CI Capital Partners”), formerly Caxton-Iseman Capital LLC , CI Capital Partners provides the Company with acquisition and financial advisory services as the Board of Directors shall reasonably request.  In consideration of these services, the Company agreed to pay CI Capital Partners (1) an annual fee equal to 2% of our earnings before interest, tax, depreciation and amortization, (“EBITDA”), as defined in such agreement, (2) a transaction fee, payable upon the completion by the Company of any acquisition, of 2% of the sale price, (3) a transaction fee, payable upon the completion by the Company of any divestitures, of 1% of the sale price, and (4) a transaction fee, payable upon the completion of the sale of the Company, of 1% of the sale price.  EBITDA in the General Advisory Agreement is based on the Company’s net income (loss) plus extraordinary losses and/or any net capital losses realized, provision for income taxes, interest expense (including amortization or write-off of debt discount and debt issuance costs and commissions, and other items), depreciation and amortization, dividends paid or accrued on preferred stock, certain management fees paid to CI Capital Partners, and a number of other items.  The annual fee payable in any year may not exceed the amounts permitted under the senior credit facilities or the indenture governing the senior notes, and CI Capital Partners is obligated to return any portion of the annual fee that has been prepaid if an event of default has occurred and is continuing under either the senior credit facilities or the indenture governing the senior notes.

Under the General Advisory Agreement the Company paid and expensed, as a component of selling, general, and administrative expenses, a management fee of approximately $0.4 million, $2.5 million, and $2.3 million, for the years ended December 31, 2013, 2012 and 2011, respectively.  The original term of the General Advisory Agreement was 10 years, and was automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or CI Capital Partners provide notice of termination.  During 2012, the Company and CI Capital Partners amended the General Advisory Agreement to, among other things, extend the term for a period of ten years to November 6, 2022. In connection with the IPO in May 2013, the General Advisory Agreement was terminated prior to the end of the initial term, as such, Ply Gem Industries paid to CI Capital Partners an amount equal to the present value of the annual advisory fees that would have been payable for three years, based on the Company’s cost of funds to borrow amounts under the Company’s senior credit facilities. This payment of approximately $18.9 million was made in May 2013 and was expensed within initial public offering costs in the consolidated statement of operations. The Company also expensed approximately $2.7 million of the 2013 capitalized advisory fees paid to CI Capital Partners as a result of the termination within initial public offering costs in the consolidated statement of operations. The Company also paid CI Capital Partners approximately $0.4 million for advisory services in connection with the Gienow acquisition during year ended December 31, 2013 and this amount was expensed within selling, general, and administrative expenses in the consolidated statement of operations.

During the fourth quarter of 2011, the Company entered into an amendment to the employee agreement originally dated August 14, 2006 for the Company’s Chief Executive Officer.   In conjunction with the amendment to the employment agreement, the Company also entered into a retention agreement and stock repurchase agreement.  These agreements, among other things, provided for: (i) the extension of the chief executive officer’s term of employment for three years, (ii) the Company to make a retention payment of $2.0 million to the chief executive officer on December 31, 2014 if he remains employed by the Company on that date, (iii) the repurchase of 125,660 shares of common stock of Ply Gem Prime and (iv) the issuance of 150,000 stock options to the chief executive officer for non-voting Class C common stock of Ply Gem Prime (971,420 stock options in Ply Gem Holdings post IPO).   The $12.6 million repurchase of common stock was made by Ply Gem Prime based on proceeds provided by the Company.  The stock options granted to the chief executive officer vest 25% on each of the following dates: July 2012, July 2013, July 2014, and July 2015.

The Company also entered into a retention agreement with the Company’s Chief Financial Officer which will require the Company to make a retention payment of $0.7 million on December 31, 2014 if he remains employed by the Company on that date.  The Company also repurchased equity of approximately $0.3 million during 2011 from a former member of management.

In May 2013, the Company finalized an agreement with the Company's President and Chief Executive Officer providing a one-time cash bonus of $1.5 million upon the successful completion of an IPO prior to December 31, 2013, subject to his continued employment with the Company through this date. This bonus agreement was made in lieu of any benefits that the President and Chief Executive Officer may have received under the tax receivable agreement and was paid during May 2013 and expensed within initial public offering costs in the consolidated statement of operations for the year ended December 31, 2013.

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations.

	Quarter Ended December 31,	Quarter Ended September 28,		Quarter Ended June 29,		Quarter Ended March 30,
(Amounts in thousands, except per share data)	2013	2013		2013		2013
Net sales	$332,918	$407,426		$368,140		$257,097

Gross profit	58,396	84,168		74,260		41,846

Net income (loss)	(17,431)	16,895		(50,877)	(1)	(28,107)
Net income (loss) per share attributable to common shareholders:
Basic (3)	$(0.26)	$0.25		$(0.90)		$(0.57)
Diluted (3)	$(0.26)	$0.25		$(0.90)		$(0.57)

	Quarter Ended December 31,	Quarter Ended September 29,		Quarter Ended June 30,		Quarter Ended March 31,
(Amounts in thousands, except per share data)	2012	2012		2012		2012
Net sales	$268,643	$306,193		$307,289		$239,176

Gross profit	57,218	70,693		73,373		42,915

Net income (loss)	(15,007)	(3,673)	(2)	5,267		(25,642)
Net income (loss) per share attributable to common shareholders:
Basic (3)	$(0.31)	$(0.08)		$0.11		$(0.52)
Diluted (3)	$(0.31)	$(0.08)		$0.11		$(0.52)

(1)
The net loss for the quarter ended June 29, 2013 includes an approximate $18.9 million loss on modification or extinguishment of debt as well as $23.5 million for initial public offering costs.  See Note 5 for description of loss on debt modification and extinguishment.

(2)
The net loss for the quarter ended September 29, 2012 includes an approximate $3.6 million loss on modification or extinguishment of debt.  See Note 5 for description of loss on debt modification and extinguishment.

(3)
The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods, This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

16.   GUARANTOR/NON-GUARANTOR

The 8.25% Senior Secured Notes and the 9.375% Senior Notes were issued by our direct subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of December 31, 2013 and December 31, 2012, and for the years ended December 31, 2013, 2012, and 2011.  The non-guarantor information presented represents our Canadian subsidiary, Ply Gem Canada for periods before 2013. The non-guarantor information presented represents our Canadian subsidiaries, Ply Gem Canada, Gienow and Mitten for the 2013 period.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,134,455	$231,126	$—	$1,365,581
Cost of products sold	—	—	931,314	175,597	—	1,106,911
Gross profit	—	—	203,141	55,529	—	258,670
Operating expenses:
Selling, general and
administrative expenses	—	22,078	113,058	51,995	—	187,131
Intercompany administrative
charges	—	—	17,292	6,578	(23,870)	—
Amortization of intangible assets	—	—	16,874	3,362	—	20,236
Initial public offering costs	—	23,527	—	—	—	23,527
Total operating expenses	—	45,605	147,224	61,935	(23,870)	230,894
Operating earnings (loss)	—	(45,605)	55,917	(6,406)	23,870	27,776
Foreign currency loss	—	—	—	(1,533)	—	(1,533)
Intercompany interest	—	79,837	(77,725)	(2,112)	—	—
Interest expense	—	(92,019)	(27)	—	—	(92,046)
Interest income	—	8	164	190	—	362
Tax receivable agreement liability adjustment	—	5,167	—	—	—	5,167
Loss on modification or
extinguishment of debt	—	(18,948)	—	—	—	(18,948)
Intercompany administrative income	—	23,870	—	—	(23,870)	—
Loss before equity in
subsidiaries' income loss	—	(47,690)	(21,671)	(9,861)	—	(79,222)
Equity in subsidiaries' loss	(79,520)	(31,830)	—	—	111,350	—
Loss before provision
(benefit) for income taxes	(79,520)	(79,520)	(21,671)	(9,861)	111,350	(79,222)
Provision (benefit) for income taxes	—	—	2,926	(2,628)	—	298
Net loss	$(79,520)	$(79,520)	$(24,597)	$(7,233)	$111,350	$(79,520)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(2,937)	—	(2,937)
Minimum pension liability for
actuarial gain	—	2,198	3,861	—	—	6,059
Total comprehensive loss	$(79,520)	$(77,322)	$(20,736)	$(10,170)	$111,350	$(76,398)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2012
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,051,312	$69,989	$—	$1,121,301
Cost of products sold	—	—	826,496	50,606	—	877,102
Gross profit	—	—	224,816	19,383	—	244,199
Operating expenses:
Selling, general and
administrative expenses	—	19,871	112,073	15,298	—	147,242
Intercompany administrative
charges	—	—	15,202	3,057	(18,259)	—
Amortization of intangible assets	—	—	26,937	—	—	26,937
Total operating expenses	—	19,871	154,212	18,355	(18,259)	174,179
Operating earnings (loss)	—	(19,871)	70,604	1,028	18,259	70,020
Foreign currency gain	—	—	—	409	—	409
Intercompany interest	—	102,729	(102,729)	—	—	—
Interest expense	—	(103,112)	(18)	(3)	—	(103,133)
Interest income	—	5	65	21	—	91
Loss on modification or
extinguishment of debt	—	(3,607)	—	—	—	(3,607)
Intercompany administrative income	—	18,259	—	—	(18,259)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(5,597)	(32,078)	1,455	—	(36,220)
Equity in subsidiaries' income (loss)	(39,055)	(33,458)	—	—	72,513	—
Income (loss) before provision
(benefit) for income taxes	(39,055)	(39,055)	(32,078)	1,455	72,513	(36,220)
Provision (benefit) for income taxes	—	—	3,150	(315)	—	2,835
Net income (loss)	$(39,055)	$(39,055)	$(35,228)	$1,770	$72,513	$(39,055)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	835	—	835
Minimum pension liability for
actuarial loss	—	(673)	(430)	—	—	(1,103)
Total comprehensive income (loss)	$(39,055)	$(39,728)	$(35,658)	$2,605	$72,513	$(39,323)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2011
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$967,694	$67,163	$—	$1,034,857
Cost of products sold	—	—	777,256	47,069	—	824,325
Gross profit	—	—	190,438	20,094	—	210,532
Operating expenses:
Selling, general and
administrative expenses	—	14,748	109,061	15,103	—	138,912
Intercompany administrative
charges	—	—	13,287	2,783	(16,070)	—
Amortization of intangible assets	—	36	26,653	—	—	26,689
Total operating expenses	—	14,784	149,001	17,886	(16,070)	165,601
Operating earnings (loss)	—	(14,784)	41,437	2,208	16,070	44,931
Foreign currency gain	—	—	—	492	—	492
Intercompany interest	—	102,729	(102,729)	—	—	—
Interest expense	—	(101,486)	(1)	(1)	—	(101,488)
Interest income	—	6	83	15	—	104
Loss on modification or extinguishment of debt	—	(27,863)	—	—	—	(27,863)
Intercompany administrative income	—	16,070	—	—	(16,070)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(25,328)	(61,210)	2,714	—	(83,824)
Equity in subsidiaries' income (loss)	(84,507)	(59,179)	—	—	143,686	—
Income (loss) before provision
(benefit) for income taxes	(84,507)	(84,507)	(61,210)	2,714	143,686	(83,824)
Provision (benefit) for income taxes	—	—	(170)	853	—	683
Net income (loss)	$(84,507)	$(84,507)	$(61,040)	$1,861	$143,686	$(84,507)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(691)	—	(691)
Minimum pension liability for
actuarial loss	—	(3,091)	(3,509)	—	—	(6,600)
Total comprehensive income (loss)	$(84,507)	$(87,598)	$(64,549)	$1,170	$143,686	$(91,798)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$57,800	$(4,970)	$16,971	$—	$69,801
Accounts receivable, net	—	—	110,475	29,587	—	140,062
Inventories:
Raw materials	—	—	41,593	9,720	—	51,313
Work in process	—	—	22,781	1,036	—	23,817
Finished goods	—	—	42,751	17,589	—	60,340
Total inventory	—	—	107,125	28,345	—	135,470
Prepaid expenses and other
current assets	—	613	17,270	5,331	—	23,214
Deferred income taxes	—	—	2,825	353	—	3,178
Total current assets	—	58,413	232,725	80,587	—	371,725
Investments in subsidiaries	(51,996)	(229,668)	—	—	281,664	—
Property and Equipment, at cost:
Land	—	—	3,565	963	—	4,528
Buildings and improvements	—	—	38,059	5,632	—	43,691
Machinery and equipment	—	3,275	300,089	18,250	—	321,614
	—	3,275	341,713	24,845	—	369,833
Less accumulated depreciation	—	(1,385)	(249,344)	(7,457)	—	(258,186)
Total property and equipment, net	—	1,890	92,369	17,388	—	111,647
Other Assets:
Intangible assets, net	—	—	77,968	32,044	—	110,012
Goodwill	—	—	383,042	37,186	—	420,228
Deferred income taxes	—	—	—	5,406	—	5,406
Intercompany note receivable	—	958,631	—	—	(958,631)	—
Other	—	20,907	2,326	—	—	23,233
Total other assets	—	979,538	463,336	74,636	(958,631)	558,879
	$(51,996)	$810,173	$788,430	$172,611	$(676,967)	$1,042,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$601	$66,847	$15,533	$—	$82,981
Accrued expenses	—	31,056	62,120	19,764	—	112,940
Total current liabilities	—	31,657	128,967	35,297	—	195,921
Deferred income taxes	—	—	9,005	8,110	—	17,115
Intercompany note payable	—	—	859,768	98,863	(958,631)	—
Payable to related parties pursuant to
tax receivable agreement	—	11,623	—	—	—	11,623
Other long-term liabilities	—	1,861	46,315	4,384	—	52,560
Long-term debt	—	817,028	—	—	—	817,028
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	672	672	—	—	(672)	672
Additional paid-in-capital	741,789	741,789	423,584	12,727	(1,178,100)	741,789
(Accumulated deficit) retained earnings	(791,243)	(791,243)	(679,209)	16,167	1,454,285	(791,243)
Accumulated other
comprehensive loss	(3,214)	(3,214)	—	(2,937)	6,151	(3,214)
Total stockholder's (deficit) equity	(51,996)	(51,996)	(255,625)	25,957	281,664	(51,996)
	$(51,996)	$810,173	$788,430	$172,611	$(676,967)	$1,042,251

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$23,332	$(4,307)	$8,169	$—	$27,194
Accounts receivable, net	—	—	107,961	7,091	—	115,052
Inventories:
Raw materials	—	—	35,074	4,878	—	39,952
Work in process	—	—	20,220	711	—	20,931
Finished goods	—	—	35,927	3,482	—	39,409
Total inventory	—	—	91,221	9,071	—	100,292
Prepaid expenses and other
current assets	—	12	13,844	1,528	—	15,384
Deferred income taxes	—	—	5,161	11	—	5,172
Total current assets	—	23,344	213,880	25,870	—	263,094
Investments in subsidiaries	(314,942)	(212,065)	—	—	527,007	—
Property and Equipment, at cost:
Land	—	—	3,565	172	—	3,737
Buildings and improvements	—	—	36,320	1,621	—	37,941
Machinery and equipment	—	2,145	281,885	9,245	—	293,275
	—	2,145	321,770	11,038	—	334,953
Less accumulated depreciation	—	(932)	(228,596)	(6,320)	—	(235,848)
Total property and equipment, net	—	1,213	93,174	4,718	—	99,105
Other Assets:
Intangible assets, net	—	—	94,356	—	—	94,356
Goodwill	—	—	383,042	9,413	—	392,455
Deferred income taxes	—	—	—	2,981	—	2,981
Intercompany note receivable	—	856,739	—	—	(856,739)	—
Other	—	27,142	2,717	—	—	29,859
Total other assets	—	883,881	480,115	12,394	(856,739)	519,651
	$(314,942)	$696,373	$787,169	$42,982	$(329,732)	$881,850

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$254	$63,110	$4,433	$—	$67,797
Accrued expenses	—	32,744	58,547	2,627	—	93,918
Total current liabilities	—	32,998	121,657	7,060	—	161,715
Deferred income taxes	—	—	10,049	—	—	10,049
Intercompany note payable	—	—	856,739	—	(856,739)	—
Other long-term liabilities	—	13,933	45,811	900	—	60,644
Long-term debt	—	964,384	—	—	—	964,384
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	—	—	—	—	—	—
Additional paid-in-capital	311,034	311,034	407,525	5,737	(724,296)	311,034
(Accumulated deficit) retained earnings	(619,640)	(619,640)	(654,612)	23,400	1,250,852	(619,640)
Accumulated other
comprehensive income (loss)	(6,336)	(6,336)	—	5,885	451	(6,336)
Total stockholder's (deficit) equity	(314,942)	(314,942)	(247,087)	35,022	527,007	(314,942)
	$(314,942)	$696,373	$787,169	$42,982	$(329,732)	$881,850

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net loss	$(79,520)	$(79,520)	$(24,597)	$(7,233)	$111,350	$(79,520)
Adjustments to reconcile net loss
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	453	39,030	6,163	—	45,646
Fair-value premium on purchased inventory	—	—	—	2,015	—	2,015
Fair-value decrease of contingent acquisition liability	—	—	(358)	—	—	(358)
Non-cash restructuring costs	—	—	—	2,864	—	2,864
Non-cash integration charges	—	—	—	3,220	—	3,220
Non-cash interest expense, net	—	12,221	—	—	—	12,221
Loss on foreign currency transactions	—	—	—	1,533	—	1,533
Loss on modification or
extinguishment of debt	—	18,948	—	—	—	18,948
Prepaid management fee write off	—	2,682	—	—	—	2,682
Stock based compensation	—	2,181	—	—	—	2,181
Deferred income taxes	—	—	1,292	(1,724)	—	(432)
Tax receivable agreement liability adjustment	—	(5,167)	—	—	—	(5,167)
Reduction in tax uncertainty,
net of valuation allowance	—	—	(520)	—	—	(520)
Equity in subsidiaries' net loss	79,520	31,830	—	—	(111,350)	—
Other	—	—	56	—	—	56
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(2,514)	7,370	—	4,856
Inventories	—	—	(15,904)	5,802	—	(10,102)
Prepaid expenses and other
current assets	—	(2,951)	(5,791)	(138)	—	(8,880)
Accounts payable	—	347	3,925	(16,715)	—	(12,443)
Accrued expenses	—	11,304	6,065	8,186	—	25,555
Payment of advisory termination fee to affiliate	—	(18,852)	—	—	—	(18,852)
Cash payments on restructuring liabilities	—	—	(1,413)	(2,181)	—	(3,594)
Other	—	(69)	399	3,068	—	3,398
Net cash provided by (used in)
operating activities	—	(26,593)	(330)	12,230	—	(14,693)
Cash flows from investing
activities:
Capital expenditures	—	(1,061)	(21,494)	(3,339)	—	(25,894)
Proceeds from sale of assets	—	—	102	—	—	102
Acquisitions, net of cash acquired	—	(97,200)	—	—	—	(97,200)
Net cash used in
investing activities	—	(98,261)	(21,392)	(3,339)	—	(122,992)
Cash flows from financing
activities:
Payments on long-term debt	—	(148,000)	—	—	—	(148,000)
Payments on previous revolver credit facility	—	(15,000)	—	—	—	(15,000)
Proceeds from intercompany
investment	—	(21,855)	21,059	796	—	—
Payment of early tender and call premiums	—	(8,520)	—	—	—	(8,520)
Net proceeds from issuance of common stock	—	353,756	—	—	—	353,756
Proceeds from exercises of employee stock options	—	197	—	—	—	197
Debt issuance costs paid	—	(1,256)	—	—	—	(1,256)
Net cash provided by
financing activities	—	159,322	21,059	796	—	181,177
Impact of exchange rate movement
on cash	—	—	—	(885)	—	(885)
Net increase (decrease) in cash
and cash equivalents	—	34,468	(663)	8,802	—	42,607
Cash and cash equivalents at the
beginning of the period	—	23,332	(4,307)	8,169	—	27,194
Cash and cash equivalents at the end
of the period	$—	$57,800	$(4,970)	$16,971	$—	$69,801

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(39,055)	$(39,055)	$(35,228)	$1,770	$72,513	$(39,055)
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation and amortization expense	—	171	51,095	1,011	—	52,277
Non-cash interest expense, net	—	11,428	—	—	—	11,428
Gain on foreign currency transactions	—	—	—	(409)	—	(409)
Loss on modification or
extinguishment of debt	—	3,607	—	—	—	3,607
Stock based compensation	—	1,703	—	—	—	1,703
Deferred income taxes	—	—	844	183	—	1,027
Reduction in tax uncertainty,
net of valuation allowance	—	—	(92)	—	—	(92)
Equity in subsidiaries' net loss	39,055	33,458	—	—	(72,513)	—
Other	—	—	(37)	—	—	(37)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(5,909)	532	—	(5,377)
Inventories	—	—	5,704	(1,008)	—	4,696
Prepaid expenses and other
current assets	—	616	(4,586)	1,436	—	(2,534)
Accounts payable	—	(466)	19,195	(1,123)	—	17,606
Accrued expenses	—	(562)	5,794	(640)	—	4,592
Cash payments on restructuring liabilities	—	—	(1,177)	—	—	(1,177)
Other	—	—	(240)	689	—	449
Net cash provided by
operating activities	—	10,900	35,363	2,441	—	48,704
Cash flows from investing
activities:
Capital expenditures	—	(810)	(22,969)	(867)	—	(24,646)
Proceeds from sale of assets	—	—	284	(91)	—	193
Acquisitions, net of cash acquired	—	—	(100)	—	—	(100)
Net cash used in
investing activities	—	(810)	(22,785)	(958)	—	(24,553)
Cash flows from financing
activities:
Proceeds from long-term debt	—	102,991	—	—	—	102,991
Payments on long-term debt	—	(58,991)	—	—	—	(58,991)
Net revolver borrowings	—	(40,000)	—	—	—	(40,000)
Proceeds from intercompany
investment	—	13,477	(13,477)	—	—	—
Payment of early tender premium	—	(9,844)	—	—	—	(9,844)
Debt issuance costs paid	—	(2,969)	—	—	—	(2,969)
Net cash provided by (used in)
financing activities	—	4,664	(13,477)	—	—	(8,813)
Impact of exchange rate movement
on cash	—	—	—	156	—	156
Net increase (decrease) in cash
and cash equivalents	—	14,754	(899)	1,639	—	15,494
Cash and cash equivalents at the
beginning of the period	—	8,578	(3,408)	6,530	—	11,700
Cash and cash equivalents at the end
of the period	$—	$23,332	$(4,307)	$8,169	$—	$27,194

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2011
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(84,507)	$(84,507)	$(61,040)	$1,861	$143,686	$(84,507)
Adjustments to reconcile net
income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization expense	—	169	52,951	900	—	54,020
Non-cash interest expense, net	—	10,518	—	—	—	10,518
Gain on foreign currency transactions	—	—	—	(492)	—	(492)
Loss on modification or
extinguishment of debt	—	27,863	—	—	—	27,863
Stock based compensation	—	431	(1)	—	—	430
Deferred income taxes	—	—	7,872	(1,579)	—	6,293
Reduction in tax uncertainty,
net of valuation allowance	—	—	(6,617)	—	—	(6,617)
Equity in subsidiaries' net loss	84,507	59,179	—	—	(143,686)	—
Other	—	—	(481)	(3)	—	(484)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(13,107)	(159)	—	(13,266)
Inventories	—	—	(5,253)	(1,160)	—	(6,413)
Prepaid expenses and other
current assets	—	(176)	(1,622)	(150)	—	(1,948)
Accounts payable	—	321	(6,593)	1,500	—	(4,772)
Accrued expenses	—	11,300	3,256	758	—	15,314
Cash payments on restructuring liabilities	—	—	(407)	—	—	(407)
Other	—	(1)	531	479	—	1,009
Net cash provided by (used in)
operating activities	—	25,097	(30,511)	1,955	—	(3,459)
Cash flows from investing
activities:
Capital expenditures	—	(63)	(10,490)	(937)	—	(11,490)
Proceeds from sale of assets	—	—	102	—	—	102
Net cash used in
investing activities	—	(63)	(10,388)	(937)	—	(11,388)
Cash flows from financing
activities:
Proceeds from long-term debt	—	423,684	—	—	—	423,684
Payments on long-term debt	—	(348,684)	—	—	—	(348,684)
Net revolver borrowings	—	55,000	—	—	—	55,000
Payments on previous revolver credit facility	—	(30,000)	—	—	—	(30,000)
Proceeds from intercompany
investment	—	(37,826)	38,608	(782)	—	—
Payment of early tender premium	—	(49,769)	—	—	—	(49,769)
Equity repurchases	—	(14,049)	—	—	—	(14,049)
Debt issuance costs paid	—	(26,984)	—	—	—	(26,984)
Net cash provided by (used in)
financing activities	—	(28,628)	38,608	(782)	—	9,198
Impact of exchange rate movement
on cash	—	—	—	(149)	—	(149)
Net increase (decrease) in cash
and cash equivalents	—	(3,594)	(2,291)	87	—	(5,798)
Cash and cash equivalents at the
beginning of the period	—	12,172	(1,117)	6,443	—	17,498
Cash and cash equivalents at the end
of the period	$—	$8,578	$(3,408)	$6,530	$—	$11,700

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2013 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Management of the Company (Ply Gem Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company’s management used the criteria set forth in the framework in “Internal Control – Integrated Framework (1992)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation conducted under the framework in “Internal Control – Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B.   OTHER INFORMATION

None

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the following headings, "Corporate Governance", "Nominees for the Board of Directors", "Class II Directors", "Class III Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, is incorporated herein by reference.

Item 11.     EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in our 2014 Proxy Statement is incorporated herein by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and "Securities Authorized for Issuance Under equity Compensation Plans" in our 2014 Proxy Statement is incorporated herein by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2014 Proxy Statement is incorporated herein by reference.

Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2014 Proxy Statement is incorporated herein by reference.

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

2. Schedule II Valuation and Qualifying Accounts -	Page 118

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

PLY GEM HOLDINGS, INC.
(Registrant)
Date: March 14, 2014

	By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Vice Chairman of the Board

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. Robinette	President, Chief Executive Officer, and Vice Chairman of the Board	March 14, 2014
Gary E. Robinette	(Principal Executive Officer)

/s/ Shawn K. Poe	Vice President, Chief Financial Officer, Treasurer	March 14, 2014
Shawn K. Poe	and Secretary (Principal Financial and Accounting Officer)

/s/ Frederick J. Iseman	Chairman of the Board and Director	March 14, 2014
Frederick J. Iseman

/s/ Robert A. Ferris	Director	March 14, 2014
Robert A. Ferris

/s/ Steven M. Lefkowitz	Director	March 14, 2014
Steven M. Lefkowitz

/s/ John D. Roach	Director	March 14, 2014
John D. Roach

/s/ Michael P. Haley	Director	March 14, 2014
Michael P. Haley

/s/ Jeffrey T. Barber	Director	March 14, 2014
Jeffrey T. Barber

/s/ Timothy T. Hall	Director	March 14, 2014
Timothy T. Hall

EXHIBIT INDEX

Exhibit Number	Description
2.1
Stock Purchase Agreement, dated as of December 19, 2003, among Ply Gem Investment Holdings, Inc., (f/k/a CI Investment Holdings, Inc.), Nortek, Inc. and WDS LLC (incorporated by reference from Exhibit 2.1 to the Company’s Registration Statement on Form S-4 dated March 30, 2004 (File No. 333-114041-07)).

2.2
Stock Purchase Agreement, dated as of July 23, 2004, among Ply Gem Industries, Inc., MWM Holding, Inc. and the stockholders listed on Schedule 1 thereto (incorporated by reference from Exhibit 2.2 to the Company’s Registration Statement on Form S-4 dated August 9, 2004 (File No. 333-114041-07)).

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

2.6
Agreement and Plan of Merger, dated as of May 29, 2013, by and between Ply Gem Prime Holdings, Inc. and Ply Gem Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

3.2	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

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

4.5
Intercreditor Agreement Supplement, dated as of August 2, 2012, by Foundation Labs by Ply Gem, LLC (incorporated by reference from Exhibit 4.6 to the Company's Form 10-Q, dated November 9, 2012 (File No. 333-114041-07)).

4.6
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

4.8
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

4.17
Indenture, dated as of January 30, 2014, among Ply Gem Industries, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.1 to the Company’s Form 8-K, dated January 30, 2014 (File No. 001-35930)).

4.18
Registration Rights Agreement, dated January 30, 2014, among Ply Gem Industries, Inc., the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the several initial purchasers (incorporated by reference from Exhibit 4.2 to the Company’s Form 8-K, dated January 30, 2014 (File No. 001-35930)).

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

10.11
Stock Purchase Agreement, dated as of November 22, 2002, between Alcoa Building Products, Inc., Ply Gem Industries, Inc. and Nortek, Inc. (incorporated by reference from Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-114041-07)).

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
Letter to John C. Wayne, dated as of December 17, 2012, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from exhibit 10.17 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.15	*	Letter to John C. Wayne, dated as of December 16, 2013, regarding Renewal of Amended and Restated Retention Agreement.

10.16	*
Amended and Restated Retention Agreement with Lynn Morstad, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.14 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.17	*
Letter to Lynn Morstad, dated as of December 13, 2011, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.17 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.18	*
Letter to Lynn Morstad, dated as of December 17, 2012, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from exhibit 10.20 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.19	*
Amended and Restated Retention Agreement with John Buckley, dated as of December 31, 2008 (incorporated by reference from exhibit 10.21 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.2	*
Letter to John Buckley, dated as of December 13, 2011, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from exhibit 10.22 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.21	*
Letter to John Buckley, dated as of December 17, 2012, regarding Renewal of Amended and Restated Retention Agreement(incorporated by reference from exhibit 10.23 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.22	*	Letter to John Buckley, dated as of December 16, 2013, regarding Renewal of Amended and Restated Retention Agreement.

10.23	*
Amended and Restated Retention Agreement with David Schmoll, dated as of December 31, 2008 (incorporated by reference from exhibit 10.17 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.24	*
Letter to David Schmoll, dated as of December 13, 2011, regarding Renewal and Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.21 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.25	*
Letter to David Schmoll, dated as of December 17, 2012, regarding Renewal and Amended and Restated Retention Agreement (incorporated by reference from exhibit 10.26 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.26	*	Letter to David Schmoll, dated as of December 16, 2013, regarding Renewal and Amended and Restated Retention Agreement.

10.27	*	Employment Agreement with Gary E. Robinette, dated as of August 14, 2006. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.28	*
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
Letter to Shawn K. Poe, dated as of December 17, 2012, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from exhibit 10.34 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.35	*	Letter to Shawn K. Poe, dated as of December 16, 2013, regarding Renewal of Amended and Restated Retention Agreement.

10.36	*	Retention Bonus Award letter to Shawn K. Poe, dated as of November 11, 2011 (incorporated by reference from Exhibit 10.29 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.37
Repurchase Agreement, dated as of November 11, 2011, between Gary E. Robinette and Ply Gem Prime Holdings, Inc (incorporated by reference from Exhibit 10.30 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.38
Second Amended and Restated Stockholders’ Agreement, dated as of May 22, 2013, by and among Ply Gem Holdings, Inc., Ply Gem Prime Holdings, Inc., Caxton-Iseman (Ply Gem), L.P., Caxton-Iseman (Ply Gem) II, L.P., the management stockholders named therein and for purposes of certain sections only, Rajaconda Holdings, Inc. (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.39
Registration Rights Agreement, dated as of May 22, 2013, by and among Ply Gem Holdings, Inc., Caxton-Iseman (Ply Gem), L.P. and Caxton-Iseman (Ply Gem) II, L.P. and other parties named therein (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.40
Tax Receivable Agreement, dated as of May 22, 2013, by and among Ply Gem Holdings, Inc. and the Tax Receivable Entity (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.41
Third Amended and Restated Tax Sharing Agreement, dated as of May 23, 2013, between Ply Gem Holdings, Inc. and Ply Gem Industries, Inc. (incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.42
Termination Agreement, dated as of May 29, 2013, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.43
Form of Transfer Restriction Agreement between Ply Gem Holdings, Inc. and the stockholder party thereto (incorporated by reference from Exhibit 10.48 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, dated May 13, 2013 (File No. 333-167193)).

10.44	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.40 to Amendment No. 5 to the Company's Registration Statement on Form S-1, dated May 13, 2013 (File No. 333-167193)).

10.45	Ply Gem Holdings, Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 10.8 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.46	Ply Gem Holdings, Inc. Long Term Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.47
Amended and Restated Credit Agreement dated as of November 1, 2013, by and among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Ply Gem Canada, Inc., Gienow Canada, Inc., Mitten, Inc., the other borrowers named therein, each Lender from time to time party thereto, UBS AG, Stamford Branch, as U.S. Administrative Agent, as U.S. Collateral Agent, as U.S. Swing Line Lender and a U.S. L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, Wells Fargo Bank, National Association, as a U.S. L/C Issuer, UBS AG Canada Branch, as Canadian Administrative Agent, as Canadian Collateral Agent, as Canadian Swing Line Lender, and as a Canadian L/C Issuer, Credit Suisse AG Cayman Islands Branch, as a U.S. L/C Issuer, Credit Suisse AG, Toronto Branch, as a Canadian L/C Issuer, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, and Wells Fargo Capital Finance, LLC, as Syndication Agent, Joint Lead Arranger and Joint Bookrunner.

10.48
Credit Agreement, dated as of January 30, 2014, by and among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., the Lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, dated January 30, 2014 (File No. 001-35930)).

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

101
The following financial statements from the Annual Report on Form 10-K for the fiscal year ended December 31, 2013, were formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive (Loss) Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income (Loss); and (vi) Notes to Consolidated Financial Statements.

* Management Agreement

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
December 31, 2013

(Amounts in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible accounts written off, net of recoveries	Balance at End of Year
Year ended December 31, 2013
Allowance for doubtful accounts and sales allowances............	$3,584	$1,998	$—	$(1,129)	$4,453

Year ended December 31, 2012
Allowance for doubtful accounts and sales allowances............	$3,883	$778	$—	$(1,077)	$3,584

Year ended December 31, 2011
Allowance for doubtful accounts and sales allowances…………	$5,294	$1,501	$(24)	$(2,888)	$3,883

See accompanying report of independent registered public accounting firm.