Form 10-K/A
PLY GEM HOLDINGS INC
filed 2014-03-14
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission on March 14, 2014 (the “Form 10-K”), to re-file Exhibit 23.1 to the Form 10-K for the sole purpose of correcting two typographical errors and to file the inadvertently omitted Exhibit 10.47 to include the Amended and Restated Credit Agreement dated as of November 1, 2013. New certifications of our Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Amendment. This Amendment should be read in conjunction with the Form 10-K and the registrant’s other filings with the Securities and Exchange Commission.

Except as described above, no other changes have been made in this Amendment to modify or update the other disclosures presented in the Form 10-K.

PART IV

Item 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1. Consolidated Financial Statements--
     See Item 8 of Ply Gem Holdings, Inc.'S Annual Report on Form 10-K filed on March 14, 2014.

The list of consolidated financial statements and related notes, together with the report of Ernst & Young LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” which was previously filed as part of Ply Gem Holdings, Inc.’s Annual Report on Form 10-K filed on March 14, 2014.
.

2. Schedule II Valuation and Qualifying Accounts --
     See "Schedule II - Valuation and Qualifying Accounts" of Ply Gem Holdings, Inc.'s Annual Report on Form 10-K filed on March 14, 2014.

All other schedules have been omitted since they are either not applicable or the information is contained elsewhere in “Item 8. Financial Statements and Supplementary Data” contained in Ply Gem Holdings, Inc.’s Annual Report on Form 10-K filed on March 14, 2014.

3. Exhibit files - See Exhibit Index

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
Letter to John C. Wayne, dated as of December 13, 2011, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.14	*
Letter to John C. Wayne, dated as of December 17, 2012, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.17 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.15	*
Letter to John C. Wayne, dated as of December 16, 2013, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.15 to the Company’s Form 10-K dated March 14, 2014 (File No. 001-35930)).
.

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

10.20	*
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
Letter to John Buckley, dated as of December 16, 2013, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.22 to the Company’s Form 10-K dated March 14, 2014 (File No. 001-35930)).

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
Letter to David Schmoll, dated as of December 16, 2013, regarding Renewal and Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.26 to the Company’s Form 10-K dated March 14, 2014 (File No. 001-35930)).

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
Letter to Shawn K. Poe, dated as of December 13, 2011, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.28 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.34	*
Letter to Shawn K. Poe, dated as of December 17, 2012, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.34 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.35	*
Letter to Shawn K. Poe, dated as of December 16, 2013, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.35 to the Company’s Form 10-K dated March 14, 2014 (File No. 001-35930)).

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

21.1	List of Subsidiaries (incorporated by reference from Exhibit 21.1 to the Company’s Form 10-K dated March 14, 2014 (File No. 001-35930)).

23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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