Form 10-Q
period 2014-03-29
PLY GEM HOLDINGS INC
filed 2014-05-12
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014
or
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

As of May 12, 2014, there were 67,840,848 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED March 29, 2014

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	57

Signatures		58

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	March 29, 2014	March 30, 2013
Net sales	$269,465	$257,097
Cost of products sold	229,652	215,251
Gross profit	39,813	41,846
Operating expenses:
Selling, general and administrative expenses	54,080	38,216
Amortization of intangible assets	5,322	4,202
Total operating expenses	59,402	42,418
Operating loss	(19,589)	(572)
Foreign currency loss	(228)	(33)
Interest expense	(18,518)	(23,668)
Interest income	24	15
Tax receivable agreement liability adjustment	(4,373)	—
Loss on modification or extinguishment of debt	(21,364)	—
Loss before provision (benefit) for income taxes	(64,048)	(24,258)
Provision (benefit) for income taxes	(12,470)	3,849
Net loss	$(51,578)	$(28,107)
Comprehensive loss	$(56,595)	$(28,875)

Basic and diluted net loss per share attributable to common shareholders	$(0.76)	$(0.57)

Basic and diluted weighted average shares outstanding	67,745,331	48,962,494

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	March 29, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$15,495	$69,801
Accounts receivable, less allowances of $4,331 and $4,453, respectively	163,579	140,062
Inventories:
Raw materials	55,281	51,313
Work in process	25,419	23,817
Finished goods	72,352	60,340
Total inventory	153,052	135,470
Prepaid expenses and other current assets	27,475	23,214
Deferred income taxes	7,591	3,178
Total current assets	367,192	371,725
Property and Equipment, at cost:
Land	4,490	4,528
Buildings and improvements	43,386	43,691
Machinery and equipment	324,556	321,614
Total property and equipment	372,432	369,833
Less accumulated depreciation	(262,199)	(258,186)
Total property and equipment, net	110,233	111,647
Other Assets:
Intangible assets, net	103,546	110,012
Goodwill	418,487	420,228
Deferred income taxes	5,027	5,406
Other	29,200	23,233
Total other assets	556,260	558,879
	$1,033,685	$1,042,251
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$77,231	$82,981
Accrued expenses	90,581	112,940
Total current liabilities	167,812	195,921
Deferred income taxes	16,573	17,115
Payable to related parties pursuant to tax receivable agreement	15,996	11,623
Other long-term liabilities	52,082	52,560
Long-term debt	888,393	817,028

Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 67,810,280 and 67,223,233 issued and outstanding, respectively	678	672
Additional paid-in-capital	743,209	741,789
Accumulated deficit	(842,821)	(791,243)
Accumulated other comprehensive loss	(8,237)	(3,214)
Total stockholders' deficit	(107,171)	(51,996)
	$1,033,685	$1,042,251

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the three months ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net loss	$(51,578)	$(28,107)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	11,284	9,715
Non-cash restructuring costs	1,259	—
Non-cash interest expense, net	4,172	2,833
Loss on foreign currency transactions	228	33
Non-cash litigation expense	5,000	—
Loss on modification or extinguishment of debt	21,364	—
Stock based compensation	398	456
Deferred income taxes	(4,867)	3,048
Tax receivable agreement liability adjustment	4,373	—
Increase (decrease) in tax uncertainty, net of valuation allowance	117	(206)
Other	(157)	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	(24,792)	(21,329)
Inventories	(18,811)	(22,229)
Prepaid expenses and other assets	(5,517)	(511)
Accounts payable	(6,433)	11,697
Accrued expenses	(27,064)	(13,235)
Cash payments on restructuring liabilities	(2,075)	(539)
Other	2,811	(1,032)
Net cash used in operating activities	(90,288)	(59,414)
Cash flows from investing activities:
Capital expenditures	(5,677)	(6,665)
Proceeds from sale of assets	617	11
Net cash used in investing activities	(5,060)	(6,654)
Cash flows from financing activities:
Proceeds from long-term debt	927,850	—
Net revolver borrowings	40,000	50,000
Payments on long-term debt	(852,000)	—
Payment of tender and early call premiums	(61,142)	—
Proceeds from exercises of employee stock options	1,026	—
Debt issuance costs paid	(14,321)	(62)
Net cash provided by financing activities	41,413	49,938
Impact of exchange rate movements on cash	(371)	98
Net decrease in cash and cash equivalents	(54,306)	(16,032)
Cash and cash equivalents at the beginning of the period	69,801	27,194
Cash and cash equivalents at the end of the period	$15,495	$11,162

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2013 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2014 through March 29, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

On May 23, 2013, the Company issued 18,157,895 shares of common stock at an initial public offering price of $21.00 per share and received net proceeds of approximately $353.4 million in an initial public offering ("IPO") of its common stock after deducting underwriting discounts and commissions of approximately $25.4 million and offering expenses of approximately $2.5 million. Prior to the IPO, the Company also issued a total of 48,962,494 shares of common stock in connection with the merger of Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”) into Ply Gem Holdings, with Ply Gem Holdings being the surviving entity.

The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended March 29, 2014 and March 30, 2013, the condensed consolidated statements of cash flows for the three months ended March 29, 2014 and March 30, 2013, and the condensed consolidated balance sheets as of March 29, 2014 and December 31, 2013.

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

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $4.3 million and $4.5 million at March 29, 2014 and December 31, 2013, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of March 29, 2014, the Company had inventory purchase commitments of approximately $86.0 million.

Inventory reserves were approximately $9.3 million at March 29, 2014, increasing during the three months ended March 29, 2014 by $0.3 million compared to the December 31, 2013 reserve balance of approximately $8.9 million.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), (iii) Gienow Canada Inc. ("Gienow Canada") (a combined Western Canadian company created by the January 2014 amalgamation of the Company's legacy Western Canadian business and the Gienow entity acquired in April 2013) in the Windows and Doors segment, and (iv) Mitten (formerly known as Mitten, Inc.) in the Siding, Fencing and Stone segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three months ended March 29, 2014.

Goodwill and other intangible assets

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three months ended March 29, 2014 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $23.6 million and $17.7 million as of March 29, 2014 and December 31, 2013, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets. Amortization of debt issuance costs for the three months ended March 29, 2014 and March 30, 2013 was approximately $1.0 million and $0.9 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  As a result of the 2013 Ply Gem Prime and Ply Gem Holdings merger, U.S. federal income tax returns will be prepared and filed by Ply Gem Holdings on behalf of itself, Ply Gem Industries, Inc. (“Ply Gem Industries”), and its U.S. subsidiaries.  The Company has executed a tax sharing agreement with Ply Gem Industries and Ply Gem Holdings pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  The Company along with its U.S. subsidiaries file a consolidated federal income tax return, separate state income tax returns, combined state returns, and unitary state returns. Gienow Canada and Mitten both file separate Canadian federal income tax returns and separate provincial returns.

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

Foreign Currency

Gienow Canada and Mitten, the Company’s Canadian subsidiaries, utilize the Canadian dollar as their functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign entities at the exchange rates in effect at period-end.  Net sales and expenses are translated using average exchange rates in effect during the period.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income or loss in the accompanying condensed consolidated balance sheets.

The Company recorded a loss from foreign currency transactions of approximately $(0.2) million for the three months ended March 29, 2014 and a loss of approximately $(0.03) million for the three months ended March 30, 2013. As of March 29, 2014 and December 31, 2013, accumulated other comprehensive loss included a currency translation adjustment of approximately $(4.7) million and $(2.9) million, respectively.

Derivative Financial Instruments
During the three months ended March 29, 2014, the Company entered into a foreign currency zero-cost collar agreement to hedge $36.8 million of its 2014 non-functional currency inventory purchases to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar.

The Company has designated this zero-cost collar agreement as a cash flow hedge. As a cash flow hedge, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The zero-cost collar agreement is highly correlated to the changes in foreign currency rates to which the Company is exposed. Unrealized gains and losses on this agreement are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of cost of goods sold. Future realized gains and losses in connection with each inventory purchase will be reclassified from accumulated other comprehensive income or loss to cost of goods sold.
The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income or loss and are reclassified into cost of goods sold in the same period the hedged item affects earnings. Due to the high degree of effectiveness between the hedging instrument and the underlying exposures being hedged, fluctuations in the value of the derivative instrument are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. The changes in the fair value of derivatives that do not qualify as effective are immediately recognized in earnings.
The gains and losses on the derivative contract that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of March 29, 2014, approximately $0.4 million of the deferred net loss on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified as cost of goods sold during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.
The fair value of the foreign currency zero-cost collar agreement is estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded liability included in the accompanying condensed consolidated balance sheets is as follows:

(Amounts in thousands)
	March 29, 2014	December 31, 2013
Foreign currency hedge (included in accrued expenses)	$(357)	$—

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$500,000	$500,625	$500,625	$—	$—
As of March 29, 2014	$500,000	$500,625	$500,625	$—	$—
Liabilities:
Senior Notes-9.375%	$96,000	$103,440	$103,440	$—	$—
Senior Secured Notes-8.25%	756,000	805,140	805,140	—	—
As of December 31, 2013	$852,000	$908,580	$908,580	$—	$—

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value.

Loss per common share

Basic loss per share ("EPS") is computed based upon weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. Ply Gem Holdings uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.

The Company was in a net loss position for the three months ended March 29, 2014 and March 30, 2013 and therefore the impact of stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share, as the inclusion of such amounts would be anti-dilutive.

The computation of the dilutive effect of other potential common shares excluded options and unvested restricted stock representing approximately 0.2 million shares of common stock for the three months ended March 29, 2014. Under the treasury stock method, the inclusion of these stock awards would have been anti-dilutive.

Prior to the IPO, the Company issued a total of 48,962,494 shares of common stock in connection with the merger of Ply Gem Prime into Ply Gem Holdings. Therefore, for purposes of EPS, the Company had 48,962,494 shares of common stock outstanding for the three ended March 30, 2013. The Company calculated the amounts as net loss divided by the 48,962,494 shares of common stock outstanding for the three months ended March 30, 2013. Prior to the IPO, all options and unvested restricted shares were instruments that were exercisable into Ply Gem Prime stock. Subsequently, those options and unvested restricted share grants were converted into Ply Gem Holdings instruments and as such will be treated prospectively from the date of the IPO for the calculation of dilutive loss per share.

New Accounting Pronouncements

There are no new accounting pronouncements issued or effective during the three months ended March 29, 2014 for which the adoption thereof had a material impact on the Company's consolidated financial statements.

2.   ACQUISITIONS

Gienow

On April 9, 2013, the Company, through its wholly-owned Canadian subsidiary Gienow Canada Inc., acquired Gienow WinDoor Ltd. for $20.4 million, through the purchase of all of the capital stock of Gienow WinDoor Ltd. Immediately subsequent to the acquisition, Gienow WinDoor Ltd. was amalgamated into Gienow Canada Inc. (the surviving entity, "Gienow"). In January 2014, Gienow was amalgamated with the Company's legacy Western Canadian business. Gienow is in the business of manufacturing, distributing, and selling windows, doors, and related products and services to industrial and residential customers in Canada and the United States. Gienow has a manufacturing facility located in Calgary, Alberta, Canada. The Company accounted for the transaction as a purchase in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Gienow based upon fair values as of the acquisition date.
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
$20,380

The $3.7 million of goodwill was allocated to the Windows and Doors segment and none of the goodwill is expected to be deductible for tax purposes.
Mitten
On May 31, 2013, Ply Gem completed an acquisition for cash consideration of approximately $76.8 million to acquire the capital stock of Mitten Inc. (now known as Mitten), a leading manufacturer and distributor of vinyl siding and accessories in Canada. Mitten is located in Ontario, Canada, and therefore the acquisition expanded the Company's presence in Eastern Canada and enabled the Company to expand its current distribution of its portfolio of exterior building products to this market for its siding and windows businesses. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Mitten based upon fair values as of the acquisition date.

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
$76,820

The $26.1 million of goodwill was allocated to the Siding, Fencing and Stone segment and none of the goodwill is expected to be deductible for tax purposes.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2013 and no impairment indicators which would trigger an interim impairment test during the three months ended March 29, 2014.

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

The reporting unit goodwill balances were as follows as of March 29, 2014 and December 31, 2013:

(Amounts in thousands)
	March 29, 2014	December 31, 2013
Siding, Fencing and Stone	$345,131	$346,140
Windows and Doors	73,356	74,088
	$418,487	$420,228

The changes in the goodwill balances from December 31, 2013 to March 29, 2014 relate to currency translation adjustments.

4.   INTANGIBLE ASSETS, NET

The table that follows presents the major components of intangible assets as of March 29, 2014 and December 31, 2013:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of March 29, 2014
Patents	14	$12,770	$(9,486)	$3,284
Trademarks/Tradenames	10	91,860	(66,968)	24,892
Customer relationships	12	187,055	(112,321)	74,734
Other	5	3,540	(2,904)	636
Total intangible assets	12	$295,225	$(191,679)	$103,546

As of December 31, 2013:
Patents	14	$12,770	$(9,250)	$3,520
Trademarks/Tradenames	10	91,884	(65,801)	26,083
Customer relationships	12	187,055	(107,721)	79,334
Other	5	3,427	(2,352)	1,075
Total intangible assets	12	$295,136	$(185,124)	$110,012

Estimated amortization expense for the fiscal years 2014 through 2018 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2014 (remainder of year)	$15,084
2015	20,339
2016	19,661
2017	15,826
2018	15,045

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax is comprised of the following:

(Amounts in thousands)	For the three months ended
	March 29, 2014	March 30, 2013
Net loss	$(51,578)	$(28,107)
Foreign currency translation adjustment	(4,660)	(768)
Unrealized loss on derivative instrument	(357)	—
Comprehensive loss	$(56,595)	$(28,875)

6.   LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at March 29, 2014 and December 31, 2013 consists of the following:

(Amounts in thousands)
	March 29, 2014	December 31, 2013
Senior secured asset based revolving credit facility	$40,000	$—
Term Loan due 2021, net of unamortized early tender premium
and discount of $37,132 and $0, respectively	392,868	—
6.50% Senior notes due 2022, net of unamortized early tender premium
and discount of $44,475 and $0, respectively	455,525	—
8.25% Senior secured notes due 2018, net of unamortized early
tender premium and discount of $0 and $30,426, respectively	—	725,574
9.375% Senior notes due 2017, net of
unamortized discount of $0 and $4,546, respectively	—	91,454
	$888,393	$817,028

Recent developments

As described in the following paragraph, Ply Gem Industries modified its debt structure during the three months ended March 29, 2014. On January 30, 2014, Ply Gem Industries completed an offering of $500.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “6.50% Senior Notes”) and also entered into a $430.0 million senior secured term loan facility due 2021 (the “Term Loan Facility”). The approximate $927.9 million of net proceeds from the issuance of the 6.50% Senior Notes and the borrowings under the Term Loan Facility were used by Ply Gem Industries to purchase all of its 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") and 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") tendered in the tender offers described below, to satisfy and discharge the remaining obligations under the indentures governing the 8.25% Senior Secured Notes and 9.375% Senior Notes and to pay related fees and expenses.

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

6.50% Senior Notes due 2022

On January 30, 2014, Ply Gem Industries issued $500.0 million of 6.50% Senior Notes at par. Interest accrues at 6.50% per annum and will be paid semi-annually on February 1 and August 1 of each year, commencing on August 1, 2014. The 6.50% Senior Notes will mature on February 1, 2022.

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

Term Loan Facility due 2021

On January 30, 2014, Ply Gem Industries entered into a credit agreement governing the terms of its new $430.0 million Term Loan Facility. Ply Gem Industries borrowed $430.0 million under the Term Loan Facility on January 30, 2014, with an original discount of approximately $2.2 million, yielding proceeds of approximately $427.9 million. The Term Loan Facility will mature on January 30, 2021. The Term Loan Facility requires scheduled quarterly payments in an aggregate annual amount equal to 1.00% of the original aggregate principal amount of the Term Loan Facility with the balance due at maturity. Interest on outstanding borrowings under the Term Loan Facility will be paid quarterly.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of March 29, 2014, the Company's interest rate on the Term Loan Facility was 4.00%.

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

The Term Loan Facility includes negative covenants, subject to certain exceptions, that are substantially the same as the negative covenants in the 6.50% Senior Notes and also does not contain any restrictive financial covenants. The Term Loan Facility also restricts the ability of Ply Gem Industries’ subsidiaries to enter into agreements restricting their ability to grant liens to secure the Term Loan Facility and contains a restriction on changes in fiscal year.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of March 29, 2014, the Company’s interest rate on the ABL Facility was approximately 1.97%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of March 29, 2014, Ply Gem Industries had approximately $204.3 million of contractual availability and approximately $154.7 million of borrowing base availability under the ABL Facility, reflecting $40.0 million of borrowings outstanding and approximately $5.7 million of letters of credit and priority payables reserves.

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

Loss on debt modification or extinguishment

As a result of the January 2014 6.50% Senior Notes and Term Loan Facility issuance and the tender, redemption, and repurchase of the 8.25% Senior Secured Notes and the 9.375% Senior Notes (the "January 2014 Refinancing") during the three months ended March 29, 2014, the Company performed an analysis to determine the proper accounting treatment for the January 2014 Refinancing. Specifically, the Company evaluated each creditor with ownership in both the new 6.50% Senior Notes and/or Term Loan Facility debt instruments and the old 8.25% Senior Secured Notes and/or 9.375% Senior Notes to determine whether the transaction should be accounted for as a modification or an extinguishment of debt as it relates to each individual creditor. The Company had approximately $34.4 million of unamortized debt discount and $14.9 million of unamortized debt issuance costs associated with the 8.25% Senior Secured Notes and 9.375% Senior Notes, of which approximately $4.8 million and $2.1 million, respectively, were expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014 as a result of the January 2014 Refinancing.
The Company also incurred an early tender premium of approximately $61.1 million in conjunction with this transaction, of which approximately $52.6 million was recorded as a discount on the 6.50% Senior Notes and the Term Loan Facility and approximately $8.5 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014. The Company also expensed approximately $0.3 million for the third party fees for the 8.25% Senior Secured Notes and 9.375% Senior Notes as a result of the January 2014 Refinancing for the year three months ended March 29, 2014. The Company also incurred approximately $14.7 million of costs associated with the 6.50% Senior Notes and Term Loan Facility, of which approximately $9.2 million was recorded as debt issuance costs and approximately $5.5 million was expensed as a loss on modification of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014. Additionally, the Company incurred an original issue discount of approximately $2.2 million for the Term Loan Facility, of which approximately $1.9 million was recorded as a discount and approximately $0.3 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014.
Based on the January 2014 Refinancing, the Company recognized a loss on debt modification or extinguishment of approximately $21.4 million for the three months ended March 29, 2014 as summarized in the table below.

(Amounts in thousands)	For the three months ended
	March 29, 2014	March 30, 2013
Loss on extinguishment of debt:
Tender premium	$8,493	$—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	4,773	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	2,067	—
Term Loan Facility unamortized discount	255	—
	15,588	—
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	302	—
Third party fees for 6.50% Senior Notes and Term Loan Facility	5,474	—
	5,776	—

Total loss on modification or extinguishment of debt	$21,364	$—

7.   PENSION PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended
	March 29, 2014	March 30, 2013
Service cost	$—	$29
Interest cost	476	440
Expected return on plan assets	(567)	(513)
Amortization of loss	116	234
Net periodic benefit expense	$25	$190

8.   COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets of approximately $3.2 million and $3.1 million at March 29, 2014 and December 31, 2013, respectively.  As of March 29, 2014 and December 31, 2013, the Company has recorded liabilities related to these indemnifications of approximately $0.5 million and $0.4 million, respectively, in current liabilities and $2.7 million and $2.7 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	March 29, 2014	December 31, 2013
Product claim liabilities	$140	$140
Multiemployer pension plan withdrawal liability	2,385	2,362
Other	655	576
	$3,180	$3,078

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of March 29, 2014 and December 31, 2013, warranty liabilities of approximately $10.5 million and $10.9 million, respectively, have been recorded in current liabilities and approximately $30.4 million and $31.6 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended
(Amounts in thousands)	March 29, 2014	March 30, 2013
Balance, beginning of period	$42,466	$37,870
Warranty expense during period	1,970	2,519
Settlements made during period	(3,516)	(2,681)
Balance, end of period	$40,920	$37,708

Environmental

The Company is subject to United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites, and protection of worker health and safety. From time to time, the Company's facilities are subject to investigation by governmental regulators. In addition, the Company has been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which it or its predecessors are alleged to have sent hazardous materials for recycling or disposal. The Company may be held liable, or incur fines or penalties, in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of the Company's properties from activities conducted by previous occupants. The amount of any liability, fine or penalty may be material, and certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, entered into an Administrative Order on Consent, effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Administrative Order on Consent, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the RCRA Facility Investigation Workplan ("Workplan"), and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at March 29, 2014 and December 31, 2013.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. ("Fenway Partners").   As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of March 29, 2014, no recovery has been recognized on the Company’s condensed consolidated balance sheet, but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

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
Based on current information, the Company is not aware of any compliance obligations, claims, releases or investigations that will have a material adverse effect on our results of operations, cash flows or financial position except as otherwise disclosed in the Company's condensed consolidated financial statements. However, there can be no guarantee that previously known or newly-discovered matters or any inability to enforce our available indemnification rights against previous owners of the Company's subsidiaries will not result in material costs or liabilities. While the stock purchase agreements governing certain of our acquisitions provide that the sellers will indemnify us, subject to certain limitations, for certain environmental liabilities, our ability to seek indemnification from the respective sellers is limited by various factors, including the financial condition of the indemnitor or responsible party as well as by the terms and limits of such indemnities or obligations. As a result, there can be no assurance that we could receive any indemnification from the sellers, and any related environmental liabilities, costs or penalties could have a material adverse effect on our financial condition and results of operations.

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

Litigation

During the past several years, the Company incurred increased litigation expense primarily related to the claims discussed below. The Company believes it has valid defenses to the claims discussed below and will vigorously defend all such claims; however, litigation is subject to many uncertainties and there cannot be any assurance that the Company will ultimately prevail or, in the event of an unfavorable outcome or settlement of litigation, that the ultimate liability would not be material and would not have a material adverse effect on the business, results of operations, cash flows or financial position of the Company.

In John Gulbankian and Robert D. Callahan v. MW Manufacturers, Inc. (“Gulbankian”), a purported class action filed in March 2010 in the United States District Court for the District of Massachusetts (the “Court”), plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's V-Wood windows. In Eric Hartshorn and Bethany Perry v. MW Manufacturers, Inc. (“Hartshorn”), a purported class action filed in July 2012 in the Court, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's Freedom and Freedom 800 windows. On April 22, 2014, plaintiffs in both the Gulbankian and Hartshorn cases filed a Consolidated Amended Class Action Complaint, making similar claims against all MW vinyl clad windows, including MW’s V-Wood, Freedom, Freedom 600 and Freedom 800 windows. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation.

During the first quarter of 2014, MW engaged in mediation sessions with the plaintiffs’ counsel for both the Gulbankian and Hartshorn cases. MW signed a settlement agreement with plaintiffs as of April 18, 2014 that would settle both the Gulbankian and Hartshorn cases on a nationwide basis (the “Vinyl Clad Settlement Agreement”). The hearing regarding preliminary approval of this settlement has been scheduled for May 20, 2014. Under this settlement, a cash payment will be available for eligible consumers submitting qualified claims showing, among other requirements, certain damage to the frames of their MW vinyl clad windows, and MW has agreed to pay attorneys' fees and costs to plaintiffs' counsel not to exceed $2.5 million upon final approval of the settlement by the Court. The Vinyl Clad Settlement Agreement provides that this settlement would apply to any and all MW vinyl clad windows manufactured from January 1, 1987 through the date of preliminary approval of the settlement. It is expected that, if the settlement receives final approval, it will result in the dismissal of Karl Memari v. Ply Gem Prime Holdings, Inc. et al., another pending lawsuit discussed below that is seeking class certification with respect to vinyl-clad windows manufactured by MW. The settlement is not final until the Court grants final approval of the settlement. The Court may, in its sole discretion, determine not to accept the settlement. If the Court does not grant final approval of the settlement, the Vinyl Clad Settlement Agreement will not be binding on the parties. The Company and MW deny all liability in the settlement and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and agreed to settle the litigation to avoid these.

As a result of this settlement, the Company recognized a $5.0 million expense during the three months ended March 29, 2014 within selling, general, and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income (loss). It is possible that the Company may incur costs in excess of the recorded amounts; however, the Company currently expects that the total net cost to resolve the lawsuits will not exceed approximately $5.0 million. The estimated $5.0 million liability has been recorded with $3.0 million as a current liability within accrued expenses and $2.0 million as a noncurrent liability within other liabilities in the Company’s condensed consolidated balance sheet as of March 29, 2014.

In Karl Memari v. Ply Gem Prime Holdings, Inc. et al., a purported class action filed in March 2013 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the illegality and/or defects of MW's vinyl clad windows. The plaintiff seeks a variety of relief, including (i) actual and compensatory damages, (ii) punitive damages, and (iii) attorneys' fees and costs of litigation. Discovery regarding class certification has closed, however, the hearing regarding class certification has not yet been scheduled. While the damages sought in this action have not yet been quantified, it is expected that, if the settlement of the Gulbankian and Hartshorn cases receives final approval, it will result in the dismissal of this action.

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

9.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at March 29, 2014 and December 31, 2013:

(Amounts in thousands)	March 29, 2014	December 31, 2013
Insurance	$4,129	$3,926
Employee compensation and benefits	9,851	8,916
Sales and marketing	24,626	34,215
Product warranty	10,536	10,861
Accrued freight	1,589	1,350
Accrued interest	8,234	25,477
Accrued environmental liability	458	463
Accrued pension	2,258	2,258
Accrued sales returns and discounts	3,037	3,263
Accrued taxes	3,388	3,433
Litigation accrual	3,000	—
Other	19,475	18,778
	$90,581	$112,940

Other long-term liabilities consist of the following at March 29, 2014 and December 31, 2013:

(Amounts in thousands)	March 29, 2014	December 31, 2013
Insurance	$2,398	$2,213
Pension liabilities	6,271	6,622
Multi-employer pension withdrawal liability	2,385	2,362
Product warranty	30,384	31,605
Long-term product claim liability	140	140
Long-term environmental liability	1,247	1,247
Liabilities for tax uncertainties	3,051	2,934
Litigation accrual	2,000	—
Other	4,206	5,437
	$52,082	$52,560

Long-term incentive plan

During 2011, the Company finalized a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize employees through the downturn in the housing market. During the three months ended March 29, 2014 and March 30, 2013, the Company recognized a LTIP expense of $0.6 million and $0.5 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The LTIP liability is $2.3 million and $4.6 million as of March 29, 2014 and December 31, 2013, respectively, of which $2.0 million and $2.9 million has been recorded within other current liabilities and $0.3 million and $1.7 million in other long-term liabilities in the condensed consolidated balance sheets as of March 29, 2014 and December 31, 2013, respectively.

Other liabilities

During the three months ended March 29, 2014 and March 30, 2013, the Company made approximately $2.1 million and $0.5 million, in cash payments on restructuring liabilities, respectively. These payments were for a restructuring and integration program implemented in Western Canada and general back office centralization efforts incurred during 2013 as well as product simplification costs incurred for the entire Windows and Doors segment.

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
For the three months ended March 29, 2014, the Company's estimated effective income tax rate was approximately 19.7%, which varied from the statutory rate primarily due to state income tax expense, valuation allowance, tax contingencies, and foreign income taxes. The effective tax rate including discrete items was 19.5%. The tax benefit for the three months ended March 29, 2014 is approximately $12.5 million.

Valuation allowance
As of March 29, 2014, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. The Company's Canadian subsidiaries are not in a full valuation allowance position as of March 29, 2014. Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company currently has book goodwill of approximately $20.2 million that is not amortized, which results in a deferred tax liability of approximately $6.2 million at March 29, 2014. Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets. The Company continues to evaluate its ability to realize the net deferred tax assets and its estimates are subject to change.
Tax uncertainties
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company’s state income tax returns are not currently under examination by any state taxing authorities. During the three months ended March 29, 2014, the Company increased its tax contingency reserve by approximately $0.1 million as a result of interest accrued on existing uncertain tax positions.
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

As of March 29, 2014, the Company had a liability of approximately $16.0 million for the amount due pursuant to the Tax Receivable Agreement related to NOL carryovers. Approximately $4.4 million of this outstanding liability was expensed in the Company's condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014.
Other
As of March 29, 2014, the Company has not established U.S. deferred taxes on approximately $9.3 million of unremitted earnings of the Company’s foreign subsidiary, Ply Gem Canada. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.

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

11.   STOCK-BASED COMPENSATION

A rollforward of stock options outstanding during the three months ended March 29, 2014 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2014	3,285,750	$11.04	5.24
Granted	151,147	15.11	—
Exercised	(587,047)	1.76	—
Forfeited or expired	—	—	—
Balance at March 29, 2014	2,849,850	$13.17	6.19

In connection with the merger in conjunction with the IPO, options to purchase shares of common stock of Ply Gem Prime were converted into 3,386,008 options to purchase shares of Ply Gem Holdings common stock with adjustments to the per share exercise prices.

As of March 29, 2014, 1,897,289 options were 100% vested.  At March 29, 2014, the Company had approximately $3.4 million of total unrecognized compensation expense that will be recognized over the weighted average period of 2.08 years.  The Company recorded compensation expense of $0.4 million and $0.5 million for the three months ended March 29, 2014 and March 30, 2013, respectively, related to the vesting of these options.

Restricted stock

During January 2012, the Company issued 3,886 restricted shares of common stock to each of three independent members of the Board of Directors.  These shares vested over the 2012 calendar period and the Company expensed these items as compensation expense ratably during 2012. During the three ended March 30, 2013, the Company expensed $45,000, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

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

During March 2014, the Company issued 3,523 restricted shares of common stock to each of three independent members of the Board of Directors.  These shares will vest over the approximate ten-month period to December 31, 2014 and the Company is expensing these items ratably over the ten-month period up to the vesting date. During the three months ended March 29, 2014, the Company expensed approximately $11,000, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

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

Following is a summary of the Company’s segment information:

	For the three months ended
(Amounts in thousands)	March 29, 2014	March 30, 2013
Net sales
Siding, Fencing and Stone	$137,055	$137,725
Windows and Doors	132,410	119,372
	$269,465	$257,097
Operating earnings (loss)
Siding, Fencing and Stone	$6,868	$17,114
Windows and Doors	(20,497)	(12,096)
Unallocated	(5,960)	(5,590)
	$(19,589)	$(572)

	Total assets as of
	March 29, 2014	December 31, 2013
Total assets
Siding, Fencing and Stone	$674,959	$655,252
Windows and Doors	311,236	305,789
Unallocated	47,490	81,210
	$1,033,685	$1,042,251

13.  RELATED PARTY TRANSACTIONS

Under the General Advisory Agreement (the “General Advisory Agreement”) the Company entered into with CI Capital Partners LLC (“CI Capital Partners”), formerly Caxton-Iseman Capital LLC, CI Capital Partners provided the Company with acquisition and financial advisory services as the Board of Directors reasonably requested.  Under the General Advisory Agreement the Company paid and expensed, as a component of selling, general, and administrative expenses, a management fee of approximately $0.2 million for the three months ended March 30, 2013. The General Advisory Agreement was terminated in May 2013 and as a result, no management fee was paid during the three months ended March 29, 2014.

14.   RESTRUCTURING

On September 30, 2013, the Company announced that it will realign production across two manufacturing facilities in Calgary, Alberta, Canada, in an effort to improve the Company’s overall operating efficiency. The two manufacturing facilities resulted from the Company’s acquisition of Gienow, completed in April 2013, combined with the pre-existing manufacturing facility of Ply Gem Canada. These realignment plans include shifting the majority of the vinyl window and door production into Gienow’s manufacturing facility in Calgary, Alberta, Canada, while maintaining wood window and door production in Ply Gem Canada’s manufacturing facility also located in Calgary, Alberta, Canada. In connection with this realignment, distribution will also be realigned across Gienow and Ply Gem Canada distribution centers in Western Canada.

Production began to be realigned during 2013, with the majority completed by March 2014. In connection with these plans, the Company expects to incur pre-tax exit and restructuring cash and non-cash costs totaling approximately $2.9 million, which includes approximately $0.2 million for contract termination costs, approximately $1.1 million of personnel-related costs and approximately $1.6 million of other facilities-related costs.

The following table summarizes the Company's restructuring activity for the three months ended March 29, 2014:

(Amounts in thousands)	Accrued as of	Adjustments	Expensed	Cash payments	Accrued as of
	December 31, 2013	during 2014	during 2014	during 2014	March 29, 2014
Western Canada
Severance costs	$603	$(83)	$40	$(318)	$242
Contract terminations	157	(23)	—	—	134
Equipment removal and other	533	(72)	1,219	(1,590)	90
	$1,293	$(178)	$1,259	$(1,908)	$466

The adjustments incurred in the three months ended March 29, 2014 related to the foreign currency translation impact of the related balances during the period.

The Company recorded restructuring costs in selling, general and administrative expenses in the consolidated statements of operations in the periods and segments shown in the following table:

For the three months ended
(Amounts in thousands)	March 29, 2014	March 30, 2013
Siding, Fencing and Stone	$—	$—
Windows and Doors	1,259	—
	$1,259	$—

15.   GUARANTOR/NON-GUARANTOR

The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Accordingly, the following guarantor and non-guarantor information is presented as of March 29, 2014 and December 31, 2013, and for the three ended March 29, 2014 and March 30, 2013.  The non-guarantor information presented represents our Canadian subsidiaries: Gienow Canada and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 29, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$222,068	$47,397	$—	$269,465
Cost of products sold	—	—	191,320	38,332	—	229,652
Gross profit	—	—	30,748	9,065	—	39,813
Operating expenses:
Selling, general and
administrative expenses	—	5,960	32,763	15,357	—	54,080
Intercompany administrative
charges	—	—	4,189	1,831	(6,020)	—
Amortization of intangible assets	—	—	4,041	1,281	—	5,322
Total operating expenses	—	5,960	40,993	18,469	(6,020)	59,402
Operating loss	—	(5,960)	(10,245)	(9,404)	6,020	(19,589)
Foreign currency loss	—	—	—	(228)	—	(228)
Intercompany interest	—	18,676	(17,571)	(1,105)	—	—
Interest expense	—	(18,506)	(11)	(1)	—	(18,518)
Interest income	—	1	8	15	—	24
Tax receivable agreement liability adjustment	—	(4,373)	—	—	—	(4,373)
Loss on modification or
extinguishment of debt	—	(21,364)	—	—	—	(21,364)
Intercompany administrative income	—	6,020	—	—	(6,020)	—
Loss before equity in
subsidiaries' loss	—	(25,506)	(27,819)	(10,723)	—	(64,048)
Equity in subsidiaries' loss	(51,578)	(26,072)	—	—	77,650	—
Loss before benefit for income taxes	(51,578)	(51,578)	(27,819)	(10,723)	77,650	(64,048)
Benefit for income taxes	—	—	(8,629)	(3,841)	—	(12,470)
Net loss	$(51,578)	$(51,578)	$(19,190)	$(6,882)	$77,650	$(51,578)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(4,660)	—	(4,660)
Unrealized loss on derivative instrument	—	—	—	(357)	—	(357)
Total comprehensive loss	$(51,578)	$(51,578)	$(19,190)	$(11,899)	$77,650	$(56,595)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended March 30, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$242,683	$14,414	$—	$257,097
Cost of products sold	—	—	203,890	11,361	—	215,251
Gross profit	—	—	38,793	3,053	—	41,846
Operating expenses:
Selling, general and
administrative expenses	—	5,590	28,727	3,899	—	38,216
Intercompany administrative
charges	—	—	5,969	2,069	(8,038)	—
Amortization of intangible assets	—	—	4,202	—	—	4,202
Total operating expenses	—	5,590	38,898	5,968	(8,038)	42,418
Operating loss	—	(5,590)	(105)	(2,915)	8,038	(572)
Foreign currency loss	—	—	—	(33)	—	(33)
Intercompany interest	—	21,075	(21,075)	—	—	—
Interest expense	—	(23,657)	(11)	—	—	(23,668)
Interest income	—	1	3	11	—	15
Intercompany administrative income	—	8,038	—	—	(8,038)	—
Loss before equity in
subsidiaries' loss	—	(133)	(21,188)	(2,937)	—	(24,258)
Equity in subsidiaries' loss	(28,107)	(27,974)	—	—	56,081	—
Loss before provision
(benefit) for income taxes	(28,107)	(28,107)	(21,188)	(2,937)	56,081	(24,258)
Provision (benefit) for income taxes	—	—	4,644	(795)	—	3,849
Net loss	$(28,107)	$(28,107)	$(25,832)	$(2,142)	$56,081	$(28,107)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(768)	—	(768)
Total comprehensive loss	$(28,107)	$(28,107)	$(25,832)	$(2,910)	$56,081	$(28,875)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 29, 2014
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$17,719	$(7,345)	$5,121	$—	$15,495
Accounts receivable, net	—	—	131,685	31,894	—	163,579
Inventories:
Raw materials	—	—	42,883	12,398	—	55,281
Work in process	—	—	24,231	1,188	—	25,419
Finished goods	—	—	52,910	19,442	—	72,352
Total inventory	—	—	120,024	33,028	—	153,052
Prepaid expenses and other
current assets	—	597	17,180	9,698	—	27,475
Deferred income taxes	—	—	7,081	510	—	7,591
Total current assets	—	18,316	268,625	80,251	—	367,192
Investments in subsidiaries	(107,171)	(174,322)	—	—	281,493	—
Property and Equipment, at cost:
Land	—	—	3,565	925	—	4,490
Buildings and improvements	—	—	38,281	5,105	—	43,386
Machinery and equipment	—	3,787	304,321	16,448	—	324,556
	—	3,787	346,167	22,478	—	372,432
Less accumulated depreciation	—	(1,522)	(254,311)	(6,366)	—	(262,199)
Total property and equipment, net	—	2,265	91,856	16,112	—	110,233
Other Assets:
Intangible assets, net	—	—	73,983	29,563	—	103,546
Goodwill	—	—	383,042	35,445	—	418,487
Deferred income taxes	—	—	—	5,027	—	5,027
Intercompany note receivable	—	949,305	—	—	(949,305)	—
Other	—	26,909	2,291	—	—	29,200
Total other assets	—	976,214	459,316	70,035	(949,305)	556,260
	$(107,171)	$822,473	$819,797	$166,398	$(667,812)	$1,033,685

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$584	$58,191	$18,456	$—	$77,231
Accrued expenses	—	14,214	57,146	19,221	—	90,581
Total current liabilities	—	14,798	115,337	37,677	—	167,812
Deferred income taxes	—	—	8,774	7,799	—	16,573
Intercompany note payable	—	—	850,295	99,010	(949,305)	—
Payable to related parties pursuant to
tax receivable agreement	—	15,996	—	—	—	15,996
Other long-term liabilities	—	10,457	37,404	4,221	—	52,082
Long-term debt	—	888,393	—	—	—	888,393
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	678	678	—	—	(678)	678
Additional paid-in-capital	743,209	743,209	506,386	13,066	(1,262,661)	743,209
(Accumulated deficit) retained earnings	(842,821)	(842,821)	(698,399)	9,285	1,531,935	(842,821)
Accumulated other
comprehensive loss	(8,237)	(8,237)	—	(4,660)	12,897	(8,237)
Total stockholders' (deficit) equity	(107,171)	(107,171)	(192,013)	17,691	281,493	(107,171)
	$(107,171)	$822,473	$819,797	$166,398	$(667,812)	$1,033,685

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$57,800	$(4,970)	$16,971	$—	$69,801
Accounts receivable, net	—	—	110,475	29,587	—	140,062
Inventories:
Raw materials	—	—	41,593	9,720	—	51,313
Work in process	—	—	22,781	1,036	—	23,817
Finished goods	—	—	42,751	17,589	—	60,340
Total inventory	—	—	107,125	28,345	—	135,470
Prepaid expenses and other
current assets	—	613	17,270	5,331	—	23,214
Deferred income taxes	—	—	2,825	353	—	3,178
Total current assets	—	58,413	232,725	80,587	—	371,725
Investments in subsidiaries	(51,996)	(229,668)	—	—	281,664	—
Property and Equipment, at cost:
Land	—	—	3,565	963	—	4,528
Buildings and improvements	—	—	38,059	5,632	—	43,691
Machinery and equipment	—	3,275	300,089	18,250	—	321,614
	—	3,275	341,713	24,845	—	369,833
Less accumulated depreciation	—	(1,385)	(249,344)	(7,457)	—	(258,186)
Total property and equipment, net	—	1,890	92,369	17,388	—	111,647
Other Assets:
Intangible assets, net	—	—	77,968	32,044	—	110,012
Goodwill	—	—	383,042	37,186	—	420,228
Deferred income taxes	—	—	—	5,406	—	5,406
Intercompany note receivable	—	958,631	—	—	(958,631)	—
Other	—	20,907	2,326	—	—	23,233
Total other assets	—	979,538	463,336	74,636	(958,631)	558,879
	$(51,996)	$810,173	$788,430	$172,611	$(676,967)	$1,042,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$601	$66,847	$15,533	$—	$82,981
Accrued expenses	—	31,056	62,120	19,764	—	112,940
Total current liabilities	—	31,657	128,967	35,297	—	195,921
Deferred income taxes	—	—	9,005	8,110	—	17,115
Intercompany note payable	—	—	859,768	98,863	(958,631)	—
Payable to related parties pursuant to
tax receivable agreement	—	11,623	—	—	—	11,623
Other long-term liabilities	—	1,861	46,315	4,384	—	52,560
Long-term debt	—	817,028	—	—	—	817,028
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	672	672	—	—	(672)	672
Additional paid-in-capital	741,789	741,789	423,584	12,727	(1,178,100)	741,789
(Accumulated deficit) retained earnings	(791,243)	(791,243)	(679,209)	16,167	1,454,285	(791,243)
Accumulated other
comprehensive income (loss)	(3,214)	(3,214)	—	(2,937)	6,151	(3,214)
Total stockholders' (deficit) equity	(51,996)	(51,996)	(255,625)	25,957	281,664	(51,996)
	$(51,996)	$810,173	$788,430	$172,611	$(676,967)	$1,042,251

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 29, 2014
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(51,578)	$(51,578)	$(19,190)	$(6,882)	$77,650	$(51,578)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization expense	—	137	8,851	2,296	—	11,284
Non-cash restructuring costs	—	—	—	1,259	—	1,259
Non-cash interest expense, net	—	4,172	—	—	—	4,172
Loss on foreign currency transactions	—	—	—	228	—	228
Non-cash litigation expense	—	—	5,000	—	—	5,000
Loss on modification or extinguishment of debt	—	21,364	—	—	—	21,364
Stock based compensation	—	398	—	—	—	398
Deferred income taxes	—	—	(4,488)	(379)	—	(4,867)
Tax receivable agreement liability adjustment	—	4,373	—	—	—	4,373
Increase in tax uncertainty,
net of valuation allowance	—	—	117	—	—	117
Equity in subsidiaries' net loss	51,578	26,072	—	—	(77,650)	—
Other	—	—	(19)	(138)	—	(157)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(21,210)	(3,582)	—	(24,792)
Inventories	—	—	(12,899)	(5,912)	—	(18,811)
Prepaid expenses and other assets	—	(87)	(756)	(4,674)	—	(5,517)
Accounts payable	—	(17)	(8,774)	2,358	—	(6,433)
Accrued expenses	—	(14,061)	(11,720)	(1,283)	—	(27,064)
Cash payments on restructuring liabilities	—	—	(167)	(1,908)	—	(2,075)
Other	—	(3)	30	2,784	—	2,811
Net cash used in
operating activities	—	(9,230)	(65,225)	(15,833)	—	(90,288)
Cash flows from investing activities:
Capital expenditures	—	(512)	(4,525)	(640)	—	(5,677)
Proceeds from sale of assets	—	—	24	593	—	617
Net cash used in
investing activities	—	(512)	(4,501)	(47)	—	(5,060)
Cash flows from financing activities:
Proceeds from long-term debt	—	927,850	—	—	—	927,850
Net revolver borrowings (payments)	—	40,000	—	—	—	40,000
Payments on long-term debt	—	(852,000)	—	—	—	(852,000)
Payment of tender and early call premiums	—	(61,142)	—	—	—	(61,142)
Proceeds from exercises of employee stock options	—	1,026	—	—	—	1,026
Proceeds from intercompany
investment	—	(71,752)	67,351	4,401	—	—
Debt issuance costs paid	—	(14,321)	—	—	—	(14,321)
Net cash provided by (used in)
financing activities	—	(30,339)	67,351	4,401	—	41,413
Impact of exchange rate movements on cash	—	—	—	(371)	—	(371)
Net decrease in cash
and cash equivalents	—	(40,081)	(2,375)	(11,850)	—	(54,306)
Cash and cash equivalents at the
beginning of the period	—	57,800	(4,970)	16,971	—	69,801
Cash and cash equivalents at the end
of the period	$—	$17,719	$(7,345)	$5,121	$—	$15,495

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 30, 2013
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(28,107)	$(28,107)	$(25,832)	$(2,142)	$56,081	$(28,107)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization expense	—	63	9,283	369	—	9,715
Non-cash interest expense, net	—	2,833	—	—	—	2,833
Loss on foreign currency transactions	—	—	—	33	—	33
Stock based compensation	—	456	—	—	—	456
Deferred income taxes	—	—	2,948	100	—	3,048
Reduction in tax uncertainty,
net of valuation allowance	—	—	(206)	—	—	(206)
Equity in subsidiaries' net loss	28,107	27,974	—	—	(56,081)	—
Other	—	—	(8)	—	—	(8)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(20,146)	(1,183)	—	(21,329)
Inventories	—	—	(22,625)	396	—	(22,229)
Prepaid expenses and other
current assets	—	(743)	1,117	(885)	—	(511)
Accounts payable	—	90	11,845	(238)	—	11,697
Accrued expenses	—	(16,253)	2,728	290	—	(13,235)
Cash payments on restructuring liabilities	—	—	(539)	—	—	(539)
Other	—	—	(34)	(998)	—	(1,032)
Net cash used in
operating activities	—	(13,687)	(41,469)	(4,258)	—	(59,414)
Cash flows from investing activities:
Capital expenditures	—	(352)	(6,210)	(103)	—	(6,665)
Proceeds from sale of assets	—	—	11	—	—	11
Net cash used in
investing activities	—	(352)	(6,199)	(103)	—	(6,654)
Cash flows from financing activities:
Net revolver payments	—	50,000	—	—	—	50,000
Proceeds from intercompany
investment	—	(45,790)	45,790	—	—	—
Debt issuance costs paid	—	(62)	—	—	—	(62)
Net cash provided by
financing activities	—	4,148	45,790	—	—	49,938
Impact of exchange rate movement
on cash	—	—	—	98	—	98
Net decrease in cash
and cash equivalents	—	(9,891)	(1,878)	(4,263)	—	(16,032)
Cash and cash equivalents at the
beginning of the period	—	23,332	(4,307)	8,169	—	27,194
Cash and cash equivalents at the end
of the period	$—	$13,441	$(6,185)	$3,906	$—	$11,162

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited condensed consolidated financial statements and accompanying notes presented in this Quarterly Report on Form 10-Q should be read in conjunction with information set forth in Ply Gem Holdings’ Annual Report on Form 10-K for the year ended December 31, 2013.  Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements”.  See “Special Note Regarding Forward-Looking Statements.”  As used in this Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our” refer to Ply Gem Holdings and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 51% and 49% of our net sales, respectively, for the three months ended March 29, 2014.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers. Since Ply Gem incorporated in 2004, we have acquired eight additional businesses to complement and expand our product portfolio and geographical diversity.

Since Ply Gem incorporated in 2004, we have acquired eight additional businesses to complement and expand our product portfolio and geographic diversity, including two acquisitions during 2013.  On April 9, 2013, we acquired the capital stock of Gienow WinDoor Ltd. (which was amalgamated into Gienow Canada Inc.) ("Gienow"), a manufacturer of windows and doors in Western Canada for a purchase price of $20.4 million.  On May 31, 2013, we acquired the capital stock of Mitten Inc. (now known as Mitten, "Mitten"), a manufacturer of vinyl siding and distributor of various other exterior building products in Canada for a purchase price, net of cash acquired, of $76.8 million.  Gienow is part of our Western Canadian windows business and is part of the Windows and Doors segment, and the majority of Mitten's operations are part of the Siding, Fencing and Stone segment.

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

Selling, general and administrative expenses.  Selling, general and administrative expenses (“SG&A expense”) includes all non-product related operating expenses, including selling, marketing, research and development costs, information technology, and other general and administrative expenses.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  We periodically evaluate these estimates and judgments based on available information and experience.  Actual results could differ from our estimates under different assumptions and conditions.  If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.  For more information regarding our critical accounting policies and estimates please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies contained in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 1 to our condensed consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

 Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations and comprehensive income (loss) included in this report.

	For the three months ended
(Amounts in thousands)	March 29, 2014	March 30, 2013
	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$137,055	$137,725
Windows and Doors	132,410	119,372
Operating earnings (loss)
Siding, Fencing and Stone	6,868	17,114
Windows and Doors	(20,497)	(12,096)
Unallocated	(5,960)	(5,590)
Foreign currency loss
Windows and Doors	(85)	(33)
Siding, Fencing and Stone	(143)	—
Interest income (expense), net
Siding, Fencing and Stone	(4)	(8)
Windows and Doors	15	11
Unallocated	(18,505)	(23,656)
Income tax benefit (provision)
Unallocated	12,470	(3,849)
Tax Receivable Agreement liability adjustment
Unallocated	(4,373)	—
Loss on modification or
extinguishment of debt
Unallocated	(21,364)	—

Net loss	$(51,578)	$(28,107)

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	March 29, 2014		March 30, 2013
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$137,055	100.0%	$137,725	100.0%
Gross profit	30,068	21.9%	33,945	24.6%
SG&A expense	19,850	14.5%	14,682	10.7%
Amortization of intangible assets	3,350	2.4%	2,149	1.6%
Operating earnings	6,868	5.0%	17,114	12.4%
Currency transaction loss	(143)	(0.1)%	—	—%

Net Sales

Net sales for the three months ended March 29, 2014 decreased $0.7 million or 0.5% as compared to the three months ended March 30, 2013. Our recent Mitten acquisition, which was completed on May 31, 2013, contributed net sales of approximately $18.8 million for the three months ended March 29, 2014. Excluding Mitten, our Siding, Fencing, and Stone net sales decreased $19.5 million or 14.2% for the three months ended March 29, 2014 compared to the three months ended March 30, 2013. The net sales decrease resulted from the severe winter weather that impacted significant portions of the United States particularly the Northeast, upper Midwest, and Eastern seaboard regions where the majority of our vinyl siding is sold with higher levels of snow accumulation and extreme cold temperatures associated with the polar vortex phenomenon. This uncharacteristically severe winter weather negatively impacted our Siding, Fencing, and Stone net sales for the three months ended March 29, 2014. In fact, the Vinyl Siding Institute reported that U.S. vinyl siding industry unit shipments decreased 14.5% during the three months ended March 29, 2014. Including Mitten, our U.S. market position in vinyl siding for the three months ended March 29, 2014 was 39.1%, while our combined share of the Canadian vinyl siding market was 23.0%.

Gross Profit

Gross profit for the three months ended March 29, 2014 decreased $3.9 million or 11.4% as compared to the three months ended March 30, 2013. Our acquisition of Mitten contributed gross profit of approximately $5.0 million for the three months ended March 29, 2014. Excluding Mitten, our Siding, Fencing and Stone gross profit decreased $8.9 million or 26.1% for the three months ended March 29, 2014 compared to the three months ended March 30, 2013. The gross profit decrease was primarily caused by the $19.5 million net sales decrease caused by the severe winter weather experienced during the first quarter of 2014. This sales volume decrease created less operating leverage to cover fixed manufacturing costs contributing to lower gross profit. In addition to the negative volume impact, gross profit for the three months ended March 29, 2014 was negatively impacted by higher raw material costs, specifically PVC resin and aluminum. The Midwest Ingot price of aluminum increased 6.6% for the three months ended March 29, 2014 relative to the fourth quarter of 2013. The average market price for PVC resin was estimated to have increased approximately 7.2% during the three months ended March 29, 2014 relative to the prior quarter. As a result of these raw material cost increases, we announced selling price increases that will go into effect during the second quarter.

Gross profit as a percentage of sales decreased from 24.6% of net sales for the three months ended March 30, 2013 to 21.9% of net sales for the three months ended March 29, 2014. The 270 basis point decrease can be attributed to the negative sales volume impact and the associated impact on our manufacturing operating leverage as well as unfavorable raw material pricing for the three months ended March 29, 2014 not yet offset by our recently announced selling price increases.

Selling, general and administrative expenses

SG&A expense for the three months ended March 29, 2014 increased $5.2 million or 35.2% as compared to the three months ended March 30, 2013. The SG&A expense increase is a direct result of the Mitten acquisition, which was completed on May 31, 2013 and resulted in higher SG&A expense of approximately $6.4 million for the three months ended March 29, 2014. Excluding Mitten, SG&A expense would have decreased $1.2 million or 8.1% for the three months ended March 29, 2014 relative to the three months ended March 30, 2013. The decrease in SG&A expense primarily related to lower sales and marketing expenses due to the $19.5 million net sales decrease.

SG&A expense as a percentage of net sales increased from 10.7% for the three months ended March 30, 2013 to 14.5% for the three months ended March 29, 2014. Excluding Mitten, SG&A expense as a percentage of net sales was 11.4% for the three months ended March 29, 2014 which is comparable to the 10.7% for the three months ended March 30, 2013. This SG&A percentage increase can be attributed to the $19.5 million net sales decrease as there is a fixed component to SG&A expense which resulted in the increase during the three months ended March 29, 2014.

Amortization of intangible assets

Amortization expense for the three months ended March 29, 2014 increased by $1.2 million or 55.9% as compared to the three months ended March 30, 2013 due to the addition of approximately $35.4 million of intangible assets for the Mitten acquisition on May 31, 2013. The Mitten intangible assets resulted in approximately $1.3 million of amortization expense for the three months ended March 29, 2014. Excluding Mitten, amortization of intangible assets as a percentage of net sales was 1.8% for the three months ended March 29, 2014 compared to 1.6% for the three months ended March 30, 2013.

Currency transaction loss

A currency transaction impact was established in May 2013 with the Mitten acquisition within the Siding, Fencing, and Stone segment. The currency transaction loss for the three months ended March 29, 2014 was $0.1 million and related to the recently acquired Mitten entity.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	March 29, 2014		March 30, 2013
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$132,410	100.0%	$119,372	100.0%
Gross profit	9,745	7.4%	7,901	6.6%
SG&A expense	28,270	21.4%	17,944	15.0%
Amortization of intangible assets	1,972	1.5%	2,053	1.7%
Operating loss	(20,497)	(15.5)%	(12,096)	(10.1)%
Currency transaction loss	(85)	(0.1)%	(33)	—%

Net Sales

Net sales for the three months ended March 29, 2014 increased $13.0 million or 10.9% as compared to the three months ended March 30, 2013. The net sales increase for the three months ended March 29, 2014 was predominantly related to our acquisition of Gienow, which was completed on April 9, 2013. Effective January 2014, our legacy Ply Gem Canada business and Gienow were amalgamated legally into a single entity, Gienow Canada Inc., and operationally into a single location with consolidated manufacturing and sales personnel. For the three months ended March 29, 2014, the combined Western Canadian business had net sales of $27.3 million compared to legacy Western Canadian sales of $14.4 million for the three months ended March 30, 2013 for an increase of $12.9 million reflecting the impact of the Gienow acquisition partially offset by the impact of adverse winter weather in the United States and Canada during 2014 which negatively impacted our year over year net sales.

In the U.S. market, our net sales only decreased 1.4% for the three months ended March 29, 2014 compared to the three months ended March 30, 2013 despite the severe winter weather that impacted our customers with higher levels of snow accumulation and extreme cold temperatures with the polar vortex phenomenon. The winter weather had a negative impact on the new construction market to which our Windows and Doors market is highly aligned. According to the National Association of Homebuilders (“NAHB”), 2014 single family starts were estimated to have decreased approximately 4.0% for the three months ended March 29, 2014 relative to the three months ended March 30, 2013. Despite these industry factors, we were able to maintain net sales levels in the United States as a result of improving our average selling prices and by effectively managing our new and existing customers.

Gross Profit

Gross profit for the three months ended March 29, 2014 increased $1.8 million or 23.3% as compared to the three months ended March 30, 2013. The gross profit increase for the three months ended March 29, 2014 was predominantly driven by the Gienow acquisition, which was completed on April 9, 2013, and subsequently combined operationally in January 2014 with our legacy Western Canadian business. For the three months ended March 29, 2014, the combined Western Canadian business had a gross profit of $3.9 million compared to the legacy Western Canadian gross profit of $3.0 million for the three months ended March 30, 2013 for an increase of $0.9 million which was a result of the Gienow acquisition and certain synergies realized for labor and in the procurement process offset by manufacturing inefficiencies associated with consolidating the manufacturing operations into a single facility and the cost of transitioning customers to the consolidated product line. The remaining gross profit increase of approximately $0.9 million for the three months ended March 29, 2014 can be attributed to improved average sales prices as well as the reduction of operating inefficiencies that occurred during the three months ended March 30, 2013 for the U.S. market.

Gross profit as a percentage of sales increased from 6.6% of net sales for the three months ended March 30, 2013 to 7.4% of net sales for the three months ended March 29, 2014. This 80 basis point increase can be attributed to improved pricing and the reduction of operating inefficiencies for the U.S. market offset by manufacturing inefficiencies in Western Canada associated with consolidating operations into a single manufacturing site.

Selling, general and administrative expenses

SG&A expense for the three months ended March 29, 2014 increased $10.3 million or 57.5% compared to the three months ended March 30, 2013. The SG&A expense increase was caused by two factors with the first relating to the Gienow acquisition, which was completed on April 9, 2013 and resulted in higher SG&A expense. In addition to Gienow, our SG&A expense increased due to the preliminary legal settlement of class action lawsuits on May 1, 2014 for our Windows and Doors segment which resulted in a $5.0 million expense during the three months ended March 29, 2014.

Excluding the expense associated with the class action settlement, our SG&A expense as a percentage of net sales increased from 15.0% for the three months ended March 30, 2013 to 17.6% for the three months ended March 29, 2014. The increase in SG&A as a percentage of net sales is related to the Gienow acquisition and the restructuring and integration costs associated with combining our Western Canadian businesses including severance and retention.

Amortization of intangible assets

Amortization expense for the three months ended March 29, 2014 was comparable to the three months ended March 30, 2013. Amortization expense as a percentage of sales at 1.5% for the three months ended March 29, 2014 was consistent with the three months ended March 30, 2013 at 1.7%.

Currency transaction loss

The currency transaction loss for the three months ended March 29, 2014 increased $0.1 million as compared to the three months ended March 30, 2013 as a result of the Gienow acquisition which was completed on April 9, 2013.

Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

	For the three months ended
(Amounts in thousands)	March 29, 2014	March 30, 2013
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(5,960)	$(5,590)
Operating loss	(5,960)	(5,590)
Interest expense	(18,506)	(23,657)
Interest income	1	1
Tax receivable agreement liability adjustment	(4,373)	—
Loss on modification or extinguishment of debt	(21,364)	—
Income tax benefit (provision) for income taxes	$12,470	$(3,849)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended March 29, 2014 increased by $0.4 million or 6.6% compared to the same period in 2013 due primarily to increased professional fees due to the inclusion of Mitten and Gienow in certain service programs.

Interest expense

Interest expense for the three months ended March 29, 2014 decreased by approximately $5.2 million or 21.8% compared to the same period in 2013.  The decrease was due to the reduction in interest expense with holding the 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") and the 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") outstanding during the three months ended March 30, 2013 compared to holding those same notes for only one month during the three months ended March 29, 2014 before being tendered predominantly on January 30, 2014. The 6.50% Senior Notes due 2022 (the "6.50% Senior Notes") and the Term Loan Facility due 2021 (the "Term Loan Facility") which were issued on January 30, 2014 to replace the 8.25% Senior Secured Notes and 9.375% Senior Notes, carry lower interest rates and consequently reduced interest expense during the three months ended March 29, 2014 compared to the same period on 2013.

Tax receivable agreement liability adjustment

The $4.4 million tax receivable agreement liability adjustment for the three months ended March 29, 2014 resulted from changes in the expected timing of NOL utilization and the timing of deferred tax liability reversals given our full valuation allowance position.

Loss on modification or extinguishment of debt

As a result of the 6.50% Senior Notes and Term Loan Facility issuance and the tender, redemption, and repurchase of the 8.25% Senior Notes and the 9.375% Senior Secured Notes as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification or extinguishment of debt of approximately $21.4 million during the three months ended March 29, 2014.

Income taxes

The income tax benefit for the three months ended March 29, 2014 increased by approximately $16.3 million compared to the same period in 2013.  Our pre-tax loss for the three months ended March 29, 2014 was approximately $64.0 million compared to a pre-tax loss of $24.3 million for the three months ended March 30, 2013.  For the three months ended March 29, 2014, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense (benefit).  Our tax benefit for the three months ended March 29, 2014 was primarily due to the combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized.

Liquidity and Capital Resources

In connection with the IPO in 2013, we entered into a Tax Receivable Agreement which provides for us to pay the Tax Receivable Entity 85% of the amount of cash savings if any, in U.S. federal, state and local income tax that we actually realize in periods ending after the IPO as a result of (i) net operating loss ("NOL") carryovers from periods (or portions thereof) ending before January 1, 2013, (ii) deductible expenses attributable to the transactions related to the IPO and (iii) deductions related to imputed interest deemed to be paid by us as a result of or attributable to payments under the Tax Receivable Agreement. Future payments on the Tax Receivable Agreement could be substantial. Management estimates that the total amount of payments under the Tax Receivable Agreement will be approximately $100.0 million assuming no material changes in the relevant tax law, that we earn sufficient taxable income to utilize the net operating loss carrying forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability.

During the three months ended March 29, 2014, cash decreased by approximately $54.3 million compared to a decrease of approximately $16.0 million during the three months ended March 30, 2013.  The decrease in cash generated during the comparative three month period was primarily due to increased spending on inventory and reductions in other general working capital metrics and other capital spending initiatives in 2014.

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

Our primary cash needs are for working capital, capital expenditures, and debt service.  As of March 29, 2014, our annual interest charges for debt service for the year ending December 31, 2014, including the ABL Facility, are estimated to be approximately $52.5 million.  We do not have any scheduled debt maturities until 2018.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.5% to 2.0% of net sales on an annual basis.  Given our focus on product innovation and development as well as streamlining certain manufacturing processes, we anticipate that our capital expenditures will be approximately 2.0% to 2.25% of net sales for the year ending December 31, 2014. Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of March 29, 2014, our purchase commitments for inventory are approximately $86.0 million.  We finance these cash requirements, including payments under the Tax Receivable Agreement through internally generated cash flow and funds borrowed under the ABL Facility.

Our outstanding indebtedness will mature in 2018 (ABL Facility), 2021 (Term Loan Facility), and 2022 (6.50% Senior Notes).  Although we expect to refinance or pay off such indebtedness, we may not be successful in refinancing, extending the maturity or otherwise amending the terms of such indebtedness because of market conditions, disruptions in the debt markets, our financial performance or other reasons. Furthermore, the terms of any refinancing, extension or amendment may not be as favorable as the current terms of our indebtedness. If we are not successful in refinancing our indebtedness or extending its maturity, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness.

Our specific cash flow movement for the three months ended March 29, 2014 and March 30, 2013 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the three months ended March 29, 2014 was approximately $90.3 million as compared to approximately $59.4 million used in operations for the three months ended March 30, 2013.  The increase in cash used in operating activities was primarily caused by a $32.0 million decrease in primary working capital and a $19.0 million decrease in operating earnings for the three months ended March 29, 2014 compared to the three months ended March 30, 2013. We experienced increased working capital needs, specifically accounts payable by taking advantage of certain discount programs from our vendors which we historically had not done in the first quarter. For accrued expenses, we accelerated certain interest payments as a result of the January 2014 debt transaction which lowered accrued interest by $7.7 million as of March 29, 2014 relative to March 30, 2013. Finally for inventory, we incurred the seasonal build up for the housing market.

Cash used in investing activities

Net cash used in investing activities for the three months ended March 29, 2014 and March 30, 2013 was approximately $5.1 million and $6.7 million, respectively, primarily used for capital expenditures on various ongoing capital projects in both years. Capital expenditures for 2013 were higher, at approximately 2.6% of net sales, compared to our historical average of 1.5% due primarily to the Windows and Doors segment purchasing manufacturing equipment and tooling to address the significant volume growth in certain geographical areas. In addition, the Windows and Doors segment continues to incur additional capital expenditures for its "enterprise lean" product streamlining initiative aimed at optimizing our SKUs while improving certain functionalities across multiple window products. By streamlining product offerings, we will be able to capitalize on operating efficiencies in a recovering U.S. housing market allowing us to produce identical product at multiple facilities throughout the United States.

Cash provided by financing activities

Net cash provided by financing activities for the three months ended March 29, 2014 was approximately $41.4 million, primarily from net revolver borrowings of $40.0 million. The long term debt refinancing in the three months ended March 29, 2014 was essentially cash neutral after considering the final debt structure and related premiums/discounts with proceeds of $927.9 million offset by debt payments on the 8.25% Senior Secured Notes and 9.375% Senior Notes of $852.0 million, $61.1 million of tender/call premiums, and $14.3 million of debt issuance costs. Net cash provided by financing activities for the three months ended March 30, 2013 was approximately $49.9 million, primarily from net revolver borrowings of $50.0 million.

Our specific debt instruments and terms are described below:

Recent developments

As described in the following paragraph, Ply Gem Industries modified its debt structure during the three months ended March 29, 2014. On January 30, 2014, Ply Gem Industries completed an offering of $500.0 million aggregate principal amount of the 6.50% Senior Notes and also entered into a $430.0 million senior secured term loan facility due 2021, the Term Loan Facility. The approximate $927.9 million of net proceeds from the issuance of the 6.50% Senior Notes and the borrowings under the Term Loan Facility were used by Ply Gem Industries to purchase all of its 8.25% Senior Secured Notes due 2018 and 9.375% Senior Notes due 2017 tendered in the tender offers described below, to satisfy and discharge the remaining obligations under the indentures governing the 8.25% Senior Secured Notes and 9.375% Senior Notes and to pay related fees and expenses.

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

6.50% Senior Notes due 2022

On January 30, 2014, Ply Gem Industries issued $500.0 million of 6.50% Senior Notes at par. Interest accrues at 6.50% per annum and will be paid semi-annually on February 1 and August 1 of each year, commencing on August 1, 2014. The 6.50% Senior Notes will mature on February 1, 2022.

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

Term Loan Facility due 2021

On January 30, 2014, Ply Gem Industries entered into a credit agreement governing the terms of its new $430.0 million Term Loan Facility. Ply Gem Industries borrowed $430.0 million under the Term Loan Facility on January 30, 2014, with an original discount of approximately $2.2 million, yielding proceeds of approximately $427.9 million. The Term Loan Facility will mature on January 30, 2021. The Term Loan Facility requires scheduled quarterly payments in an aggregate annual amount equal to 1.00% of the original aggregate principal amount of the Term Loan Facility with the balance due at maturity. Interest on outstanding borrowings under the Term Loan Facility will be paid quarterly.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of March 29, 2014, the Company's interest rate on the Term Loan Facility was 4.00%.

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

The Term Loan Facility includes negative covenants, subject to certain exceptions, that are substantially the same as the negative covenants in the 6.50% Senior Notes and also does not contain any restrictive financial covenants. The Term Loan Facility also restricts the ability of Ply Gem Industries’ subsidiaries to enter into agreements restricting their ability to grant liens to secure the Term Loan Facility and contains a restriction on changes in fiscal year.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of March 29, 2014, the Company’s interest rate on the ABL Facility was approximately 1.97%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of March 29, 2014, Ply Gem Industries had approximately $204.3 million of contractual availability and approximately $154.7 million of borrowing base availability under the ABL Facility, reflecting $40.0 million of borrowings outstanding and approximately $5.7 million of letters of credit and priority payables reserves.

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

Loss on debt modification or extinguishment

As a result of the January 2014 6.50% Senior Notes and Term Loan Facility issuance and the tender, redemption, and repurchase of the 8.25% Senior Secured Notes and the 9.375% Senior Notes (the "January 2014 Refinancing") during the three months ended March 29, 2014, the Company performed an analysis to determine the proper accounting treatment for the January 2014 Refinancing. Specifically, the Company evaluated each creditor with ownership in both the new 6.50% Senior Notes and/or Term Loan Facility debt instruments and the old 8.25% Senior Secured Notes and/or 9.375% Senior Notes to determine whether the transaction should be accounted for as a modification or an extinguishment of debt as it relates to each individual creditor. The Company had approximately $34.4 million of unamortized debt discount and $14.9 million of unamortized debt issuance costs associated with the 8.25% Senior Secured Notes and 9.375% Senior Notes, of which approximately $4.8 million and $2.1 million, respectively, were expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014 as a result of the January 2014 Refinancing.
The Company also incurred an early tender premium of approximately $61.1 million in conjunction with this transaction, of which approximately $52.6 million was recorded as a discount on the 6.50% Senior Notes and the Term Loan Facility and approximately $8.5 million was expensed as a loss on modification or extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014. The Company also expensed approximately $0.3 million for the third party fees for the 8.25% Senior Secured Notes and 9.375% Senior Notes as a result of the January 2014 Refinancing for the year three months ended March 29, 2014. The Company also incurred approximately $14.7 million of costs associated with the January 2014 Refinancing, of which approximately $9.2 million was recorded as debt issuance costs and approximately $5.5 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014. Additionally, the Company incurred an original issue discount of approximately $2.2 million for the Term Loan Facility, of which approximately $1.9 million was recorded as a discount and approximately $0.3 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014.
Based on the January 2014 Refinancing, the Company recognized a loss on debt modification or extinguishment of approximately $21.4 million for the three months ended March 29, 2014 as summarized in the table below.

(Amounts in thousands)	For the three months ended
	March 29, 2014	March 30, 2013
Loss on extinguishment of debt:
Tender premium	$8,493	$—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	4,773	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	2,067	—
Term Loan Facility unamortized discount	255	—
	15,588	—
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	302	—
Third party fees for 6.50% Senior Notes and Term Loan Facility	5,474	—
	5,776	—

Total loss on modification or extinguishment of debt	$21,364	$—

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of March 29, 2014, we had cash and cash equivalents of approximately $15.5 million, approximately $204.3 million of contractual availability under the ABL Facility and approximately $154.7 million of borrowing base availability.

In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we have a potential obligation related to certain tax issues of approximately $3.1 million, including interest of approximately $1.0 million.  The timing of the potential tax payments is unknown.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and other cautionary statements included therein and herein.

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, and the following:

•	our high degree of leverage and significant debt service obligations;

•	restrictions under the indenture governing the 6.50% Senior Notes and the restrictions under our Term Loan Facility and ABL Facility;

•	the competitive nature of our industry;

•	changes in interest rates, and general economic, home repair and remodeling and new home construction market conditions;

•	changes in the price and availability of raw materials; and

•	changes in our relationships with our significant customers.

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.  We undertake no obligation to update the forward-looking statements in this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of $430.0 million on the Term Loan and up to $250.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year for the Term Loan Facility.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.6 million per year. At March 29, 2014, we were not party to any interest rate swaps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three months ended March 29, 2014, the net impact of foreign currency changes to our results of operations was a loss of approximately $0.2 million. The impact of foreign currency changes related to translation resulted in a decrease in stockholders' deficit of approximately $4.7 million for the three months ended March 29, 2014. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. During the three months ended March 29, 2014, we entered into a hedging contract in order to mitigate the exposure risk of currency fluctuation against the Canadian dollar.  At March 29, 2014, our foreign currency hedging contract had a market value of ($0.4) million and is recorded as a decrease in stockholders' deficit for the three months ended March 29, 2014.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. According to the London Metal Exchange, the price of aluminum decreased approximately 14.7% for the three months ended March 29, 2014 compared to the three months ended March 30, 2013. Conversely, the average market price for PVC resin was estimated to have increased approximately 8.8% for the three months ended March 29, 2014 compared to the three months ended March 30, 2013.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI increase for the twelve months ended February 2014 was approximately 1.1%.

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
During the three months ended March 29, 2014, a union vote was held at the newly combined Western Canadian entity and the union received a favorable vote. It is expected that the manufacturing operations at that facility will be unionized through ratification of that vote.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of March 29, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 29, 2014 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended March 29, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

4.2
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

10.2*
Amendment to Amended and Restated Credit Agreement dated as of April 7, 2014, by and among Ply Gem Industries, Inc., Ply Gem Canada, Inc., Gienow Canada Inc. and Mitten, Inc., and UBS AG, Stamford Branch, as U.S. Administrative Agent, and UBS AG Canada Branch, as Canadian Administrative Agent.

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
101*
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended March 29, 2014, filed on May 12, 2014, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  May 12, 2014

By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Vice Chairman of the Board

Date:  May 12, 2014

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary