Form 10-Q
period 2014-06-28
PLY GEM HOLDINGS INC
filed 2014-08-08
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014
or
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

As of August 8, 2014, there were 67,844,371 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED June 28, 2014

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	68

Signatures		69

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	June 28, 2014	June 29, 2013
Net sales	$409,211	$368,140
Cost of products sold	321,806	293,880
Gross profit	87,405	74,260
Operating expenses:
Selling, general and administrative expenses	50,956	45,349
Amortization of intangible assets	5,212	4,722
Initial public offering costs	—	23,527
Total operating expenses	56,168	73,598
Operating earnings	31,237	662
Foreign currency gain (loss)	477	(346)
Interest expense	(17,247)	(24,892)
Interest income	22	59
Tax receivable agreement liability adjustment	3,942	(8,143)
Loss on modification or extinguishment of debt	—	(18,948)
Income (loss) before provision (benefit) for income taxes	18,431	(51,608)
Provision (benefit) for income taxes	7,051	(731)
Net income (loss)	$11,380	$(50,877)
Comprehensive income (loss)	$15,103	$(53,092)
Net income (loss) attributable to common shareholders per share:
Basic	$0.17	$(0.90)
Diluted	$0.17	$(0.90)
Weighted average shares outstanding:
Basic	67,831,467	56,345,375
Diluted	67,943,223	56,345,375

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the six months ended
	June 28, 2014	June 29, 2013
Net sales	$678,676	$625,237
Cost of products sold	551,458	509,131
Gross profit	127,218	116,106
Operating expenses:
Selling, general and administrative expenses	105,036	83,565
Amortization of intangible assets	10,534	8,924
Initial public offering costs	—	23,527
Total operating expenses	115,570	116,016
Operating earnings	11,648	90
Foreign currency gain (loss)	249	(379)
Interest expense	(35,765)	(48,560)
Interest income	46	74
Tax receivable agreement liability adjustment	(431)	(8,143)
Loss on modification or extinguishment of debt	(21,364)	(18,948)
Loss before provision (benefit) for income taxes	(45,617)	(75,866)
Provision (benefit) for income taxes	(5,419)	3,118
Net loss	$(40,198)	$(78,984)
Comprehensive loss	$(41,492)	$(81,967)

Basic and diluted net loss per share attributable to common shareholders	$(0.59)	$(1.50)

Basic and diluted weighted average shares outstanding	67,789,121	52,694,950

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	June 28, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$14,988	$69,801
Accounts receivable, less allowances of $3,768 and $4,453, respectively	238,094	140,062
Inventories:
Raw materials	60,755	51,313
Work in process	25,574	23,817
Finished goods	68,579	60,340
Total inventory	154,908	135,470
Prepaid expenses and other current assets	25,746	23,214
Deferred income taxes	6,371	3,178
Total current assets	440,107	371,725
Property and Equipment, at cost:
Land	4,525	4,528
Buildings and improvements	44,122	43,691
Machinery and equipment	328,665	321,614
Total property and equipment	377,312	369,833
Less accumulated depreciation	(268,174)	(258,186)
Total property and equipment, net	109,138	111,647
Other Assets:
Intangible assets, net	99,408	110,012
Goodwill	420,026	420,228
Deferred income taxes	—	5,406
Other	28,163	23,233
Total other assets	547,597	558,879
	$1,096,842	$1,042,251
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$100,731	$82,981
Accrued expenses	117,774	112,940
Current portion of long-term debt	4,300	—
Total current liabilities	222,805	195,921
Deferred income taxes	15,332	17,115
Payable to related parties pursuant to tax receivable agreement	12,054	11,623
Other long-term liabilities	50,822	52,560
Long-term debt, less current portion	887,266	817,028

Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 67,844,371 and 67,223,233 issued and outstanding, respectively	678	672
Additional paid-in-capital	743,830	741,789
Accumulated deficit	(831,441)	(791,243)
Accumulated other comprehensive loss	(4,504)	(3,214)
Total stockholders' deficit	(91,437)	(51,996)
	$1,096,842	$1,042,251

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the six months ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net loss	$(40,198)	$(78,984)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	22,538	20,886
Fair-value premium on purchased inventory	—	883
Fair-value decrease of contingent acquisition liability	(264)	—
Non-cash restructuring costs	2,193	—
Non-cash interest expense, net	8,390	5,878
(Gain) loss on foreign currency transactions	(249)	379
Non-cash litigation expense	4,670	—
Loss on modification or extinguishment of debt	21,364	18,948
Prepaid management fee write off	—	2,682
Stock based compensation	973	1,005
Deferred income taxes	430	1,702
Tax receivable agreement liability adjustment	431	8,143
Increase in tax uncertainty, net of valuation allowance	185	232
Other	(189)	(12)
Changes in operating assets and liabilities:
Accounts receivable, net	(97,746)	(68,174)
Inventories	(19,388)	(23,240)
Prepaid expenses and other assets	(2,208)	(221)
Accounts payable	17,874	18,920
Accrued expenses	(1,274)	25,332
Payment of advisory termination fee to affiliate	—	(18,852)
Cash payments on restructuring liabilities	(3,407)	(1,847)
Other	(641)	(105)
Net cash used in operating activities	(86,516)	(86,445)
Cash flows from investing activities:
Capital expenditures	(9,987)	(11,369)
Acquisitions, net of cash acquired	—	(99,282)
Proceeds from sale of assets	734	24
Net cash used in investing activities	(9,253)	(110,627)
Cash flows from financing activities:
Proceeds from long-term debt	927,850	—
Net revolver borrowings	40,000	—
Payments on long-term debt	(852,000)	(148,000)
Payment of tender and early call premiums	(61,142)	(8,520)
Net proceeds from issuance of common stock	—	353,407
Proceeds from exercises of employee stock options	1,073	—
Debt issuance costs paid	(14,625)	(62)
Net cash provided by financing activities	41,156	196,825
Impact of exchange rate movements on cash	(200)	986
Net increase (decrease) in cash and cash equivalents	(54,813)	739
Cash and cash equivalents at the beginning of the period	69,801	27,194
Cash and cash equivalents at the end of the period	$14,988	$27,933

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2013 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2014 through June 28, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended June 28, 2014 and June 29, 2013, the condensed consolidated statements of cash flows for the six months ended June 28, 2014 and June 29, 2013, and the condensed consolidated balance sheets as of June 28, 2014 and December 31, 2013.

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

Initial Public Offering and Related Transactions

As a result of the IPO, the Company expensed within operations approximately $23.5 million in costs associated with the offering that were not directly attributable to the securities offered. The following table summarizes these costs for the six months ended ended June 29, 2013. No such costs were incurred during the six months ended June 28, 2014.

(Amounts in thousands)
Advisory termination fee to affiliate	$18,852
2013 management fee as of date of termination	2,682
Other transaction expenses for the IPO	1,993
$23,527

Further, the Company incurred approximately $27.9 million in costs associated with the IPO that have been recorded within additional paid-in-capital. These costs include underwriter fees along with legal, accounting, printing and other general expenses directly associated with the public offering.

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

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $3.8 million and $4.5 million at June 28, 2014 and December 31, 2013, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of June 28, 2014, the Company had inventory purchase commitments of approximately $56.0 million.

Inventory reserves were approximately $10.0 million at June 28, 2014, increasing during the six months ended June 28, 2014 by $1.1 million compared to the December 31, 2013 reserve balance of approximately $8.9 million.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), (iii) Gienow Canada Inc. ("Gienow Canada") (a combined Western Canadian company created by the January 2014 amalgamation of the Company's legacy Western Canadian business and the Gienow entity acquired in April 2013) in the Windows and Doors segment, and (iv) Mitten (formerly known as Mitten, Inc.) in the Siding, Fencing and Stone segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three and six months ended June 28, 2014.

Goodwill and other intangible assets

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives and are assessed for impairment as necessary.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three and six months ended June 28, 2014 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $22.7 million and $17.7 million as of June 28, 2014 and December 31, 2013, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets. Amortization of debt issuance costs for the three months ended June 28, 2014 and June 29, 2013 was approximately $1.1 million and $1.0 million, respectively.  Amortization of debt issuance costs for the six months ended June 28, 2014 and June 29, 2013 was approximately $2.1 million and $1.9 million, respectively. Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Commitments and Contingencies

The Company accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  Costs accrued have been estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. Insurance recoveries are recorded as assets when their receipt is deemed probable.

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

The Company recorded a gain from foreign currency transactions of approximately $0.5 million for the three months ended June 28, 2014 and a loss of approximately $(0.3) million for the three months ended June 29, 2013. The Company recorded a gain from foreign currency transactions of approximately $0.2 million for the six months ended June 28, 2014 and a loss of approximately $(0.4) million for the six months ended June 29, 2013. As of June 28, 2014 and December 31, 2013, accumulated other comprehensive loss included a currency translation adjustment of approximately $(0.4) million and $(2.9) million, respectively.

Derivative Financial Instruments
During the six months ended June 28, 2014, the Company entered into a foreign currency zero-cost collar agreement to hedge $43.0 million of its 2014 non-functional currency inventory purchases to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar.
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
The gains and losses on the derivative contract that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of June 28, 2014, approximately $0.9 million of the deferred net loss on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified as cost of goods sold during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.
The fair value of the foreign currency zero-cost collar agreement is estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded liability included in the accompanying condensed consolidated balance sheets is as follows:

(Amounts in thousands)
	June 28, 2014	December 31, 2013
Foreign currency hedge (included in accrued expenses)	$(933)	$—

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$500,000	$482,500	$482,500	$—	$—
Term Loan Facility	430,000	424,625	424,625	—	—
As of June 28, 2014	$930,000	$907,125	$907,125	$—	$—
Liabilities:
Senior Notes-9.375%	$96,000	$103,440	$103,440	$—	$—
Senior Secured Notes-8.25%	756,000	805,140	805,140	—	—
As of December 31, 2013	$852,000	$908,580	$908,580	$—	$—

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other assets and liabilities approximates their fair value.

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

The Company was in a net loss position for the six months ended June 28, 2014 and for the three and six months ended June 29, 2013 and therefore the impact of stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share for those specific periods, as the inclusion of such amounts would be anti-dilutive.

The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.1 million shares of common stock for the three months ended June 28, 2014 and excluded approximately 0.2 million shares of common stock for the six months ended June 28, 2014. The computation of the dilutive effect of other potential common shares excluded options and unvested restricted stock representing approximately 1.4 million shares of common stock for the three months ended June 29, 2013 and approximately 0.7 million shares of common stock for the six months ended June 29, 2013. Under the treasury stock method, the inclusion of these stock awards would have been anti-dilutive.

Prior to the IPO, the Company issued a total of 48,962,494 shares of common stock in connection with the merger of Ply Gem Prime into Ply Gem Holdings. Therefore, for purposes of EPS, the Company had 48,962,494 shares of common stock outstanding for the 2013 period through May 23, 2013. The Company calculated the amounts as net loss divided by the 48,962,494 shares of common stock outstanding for the 2013 period through May 23, 2013 plus the weighted-average shares outstanding subsequent to the IPO on May 23, 2013 through June 29, 2013. Prior to the IPO, all options and unvested restricted shares were instruments that were exercisable into Ply Gem Prime stock. Subsequently, those options and unvested restricted share grants were converted into Ply Gem Holdings instruments and as such will be treated prospectively from the date of the IPO for the calculation of dilutive loss per share.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014, which means the first quarter of Ply Gem's fiscal year 2016, with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. This new guidance is not expected to affect the Company's consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards ("IFRS"). ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The changes are effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, which means the first quarter of Ply Gem's fiscal year 2017. This update will be effective for the Company beginning in the first quarter of fiscal year 2017, and allows for full retrospective adoption applied to all periods presented or retrospective adoption with the cumulative effect of initially applying this update recognized at the date of initial application. The method of adoption has not been determined yet by the Company. The Company is currently reviewing the revised guidance and assessing the potential impact on the consolidated financial statements.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2013 and no impairment indicators which would trigger an interim impairment test during the three and six months ended June 28, 2014. However, the Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets or the Company's market capitalization could result in goodwill impairments.

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

The reporting unit goodwill balances were as follows as of June 28, 2014 and December 31, 2013:

(Amounts in thousands)
	June 28, 2014	December 31, 2013
Siding, Fencing and Stone	$346,081	$346,140
Windows and Doors	73,945	74,088
	$420,026	$420,228

The changes in the goodwill balances from December 31, 2013 to June 28, 2014 relate to currency translation adjustments.

4.   INTANGIBLE ASSETS, NET

The table that follows presents the major components of intangible assets as of June 28, 2014 and December 31, 2013:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of June 28, 2014
Patents	14	$12,770	$(9,721)	$3,049
Trademarks/Tradenames	11	91,860	(68,076)	23,784
Customer relationships	12	187,055	(115,411)	71,644
Other	4	3,540	(2,609)	931
Total intangible assets	12	$295,225	$(195,817)	$99,408

As of December 31, 2013:
Patents	14	$12,770	$(9,250)	$3,520
Trademarks/Tradenames	10	91,884	(65,801)	26,083
Customer relationships	12	187,055	(107,721)	79,334
Other	5	3,427	(2,352)	1,075
Total intangible assets	12	$295,136	$(185,124)	$110,012

Estimated amortization expense for the fiscal years 2014 through 2018 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2014 (remainder of year)	$9,846
2015	20,339
2016	19,661
2017	15,826
2018	15,045

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax is comprised of the following:

(Amounts in thousands)	For the three months ended		For the six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income (loss)	$11,380	$(50,877)	$(40,198)	$(78,984)
Foreign currency translation adjustment	4,299	(2,215)	(361)	(2,983)
Unrealized loss on derivative instrument	(576)	—	(933)	—
Comprehensive income (loss)	$15,103	$(53,092)	$(41,492)	$(81,967)

6.   LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at June 28, 2014 and December 31, 2013 consists of the following:

(Amounts in thousands)
	June 28, 2014	December 31, 2013
Senior secured asset based revolving credit facility	$40,000	$—
Term Loan due 2021, net of unamortized early tender premium
and discount of $35,051 and $0, respectively	394,949	—
6.50% Senior notes due 2022, net of unamortized early tender premium
and discount of $43,383 and $0, respectively	456,617	—
8.25% Senior secured notes due 2018, net of unamortized early
tender premium and discount of $0 and $30,426, respectively	—	725,574
9.375% Senior notes due 2017, net of unamortized
discount of $0 and $4,546, respectively	—	91,454
	$891,566	$817,028
Less current portion of long-term debt	(4,300)	—
	$887,266	$817,028

Recent developments

As described in the following paragraph, Ply Gem Industries modified its debt structure during the six months ended June 28, 2014. On January 30, 2014, Ply Gem Industries completed an offering of $500.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “6.50% Senior Notes”) and also entered into a $430.0 million senior secured term loan facility due 2021 (the “Term Loan Facility”). The approximate $927.9 million of net proceeds from the issuance of the 6.50% Senior Notes and the borrowings under the Term Loan Facility were used by Ply Gem Industries to purchase all of its 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") and 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") tendered in the tender offers described below, to satisfy and discharge the remaining obligations under the indentures governing the 8.25% Senior Secured Notes and 9.375% Senior Notes and to pay related fees and expenses.

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

Prior to February 1, 2017, Ply Gem Industries may redeem up to 40% of aggregate principal amount of the 6.50% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.50% of the aggregate principal amount of the 6.50% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, provided that at least 50% of the aggregate principal amount of the 6.50% Senior Notes remains outstanding after the redemption. Prior to February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium plus accrued and unpaid interest, if any. At any time on or after February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 6.50% Senior Notes plus, in each case, accrued and unpaid interest, if any, to the redemption date. The effective interest rate for the 6.50% Senior Notes is 4.24% after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.

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

On August 4, 2014, Ply Gem Industries launched an exchange offer with respect to the 6.50% Senior Notes issued in January 2014 to exchange $500.0 million 6.50% Senior Notes registered under the Securities Act for $500.0 million of the issued and outstanding 6.50% Senior Notes. The exchange offer is currently scheduled to close on September 5, 2014.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of June 28, 2014, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 1.71% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of June 28, 2014, the Company’s interest rate on the ABL Facility was approximately 1.73%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of June 28, 2014, Ply Gem Industries had approximately $204.3 million of contractual availability and approximately $204.1 million of borrowing base availability under the ABL Facility, reflecting $40.0 million of borrowings outstanding and approximately $5.7 million of letters of credit and priority payables reserves.

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

Loss on debt modification or extinguishment

As a result of the January 2014 6.50% Senior Notes and Term Loan Facility issuance and the tender, redemption, and repurchase of the 8.25% Senior Secured Notes and the 9.375% Senior Notes (the "January 2014 Refinancing") during the six months ended June 28, 2014, the Company performed an analysis to determine the proper accounting treatment for the January 2014 Refinancing. Specifically, the Company evaluated each creditor with ownership in both the new 6.50% Senior Notes and/or Term Loan Facility debt instruments and the old 8.25% Senior Secured Notes and/or 9.375% Senior Notes to determine whether the transaction should be accounted for as a modification or an extinguishment of debt as it relates to each individual creditor. The Company had approximately $34.4 million of unamortized debt discount and $14.9 million of unamortized debt issuance costs associated with the 8.25% Senior Secured Notes and 9.375% Senior Notes, of which approximately $4.8 million and $2.1 million, respectively, were expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014 as a result of the January 2014 Refinancing.

The Company also incurred an early tender premium of approximately $61.1 million in conjunction with this transaction, of which approximately $52.6 million was recorded as a discount on the 6.50% Senior Notes and the Term Loan Facility and approximately $8.5 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014. The Company also expensed approximately $0.3 million for the third party fees for the 8.25% Senior Secured Notes and 9.375% Senior Notes as a result of the January 2014 Refinancing for the year six months ended June 28, 2014. The Company also incurred approximately $14.7 million of costs associated with the 6.50% Senior Notes and Term Loan Facility, of which approximately $9.2 million was recorded as debt issuance costs and approximately $5.5 million was expensed as a loss on modification of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014. Additionally, the Company incurred an original issue discount of approximately $2.2 million for the Term Loan Facility, of which approximately $1.9 million was recorded as a discount and approximately $0.3 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014.

As a result of the June 28, 2013 redemption of approximately $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes, the Company recorded a loss on debt extinguishment of approximately $8.1 million in the condensed consolidated statement of operations for the six months ended June 29, 2013.

As a result of the June 22, 2013 redemption of approximately $64.0 million aggregate principal amount of the 9.375% Senior Notes, the Company recorded a loss on debt extinguishment of approximately $10.8 million in the condensed consolidated statement of operations for the six months ended June 29, 2013.
Based on the January 2014 Refinancing, the Company recognized a loss on debt modification or extinguishment of approximately $21.4 million for the six months ended June 28, 2014 and approximately $18.9 million for the three and six months ended June 29, 2013 related to the 2013 redemptions, as summarized in the table below.

(Amounts in thousands)	For the three months ended
	June 28, 2014	June 29, 2013
Loss on extinguishment of debt:
Call premium for 8.25% Senior Secured Notes	$—	$(2,520)
8.25% Senior Secured Notes unamortized discount	—	(3,831)
8.25% Senior Secured Notes unamortized debt issuance costs	—	(1,766)
Call premium for 9.375% Senior Notes	—	(6,000)
9.375% Senior Notes unamortized discount	—	(3,666)
9.375% Senior Notes unamortized debt issuance costs	—	(1,165)
Total loss on debt extinguishment	$—	$(18,948)

(Amounts in thousands)	For the six months ended
	June 28, 2014	June 29, 2013
Loss on extinguishment of debt:
Tender premium	$(8,493)	$—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	(4,773)	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	(2,067)	—
Term Loan Facility unamortized discount	(255)	—
Call premium for 8.25% Senior Secured Notes	—	(2,520)
8.25% Senior Secured Notes unamortized discount	—	(3,831)
8.25% Senior Secured Notes unamortized debt issuance costs	—	(1,766)
Call premium for 9.375% Senior Notes	—	(6,000)
9.375% Senior Notes unamortized discount	—	(3,666)
9.375% Senior Notes unamortized debt issuance costs	—	(1,165)
	(15,588)	(18,948)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	(302)	—
Third party fees for 6.50% Senior Notes and Term Loan Facility	(5,474)	—
	(5,776)	—

Total loss on modification or extinguishment of debt	$(21,364)	$(18,948)

7.   PENSION PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended		For the six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Service cost	$—	$29	$—	$58
Interest cost	476	440	952	880
Expected return on plan assets	(567)	(513)	(1,135)	(1,026)
Amortization of loss	116	234	232	468
Net periodic benefit expense	$25	$190	$49	$380

8.   COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets of approximately $3.1 million at June 28, 2014 and December 31, 2013.  As of June 28, 2014 and December 31, 2013, the Company has recorded liabilities related to these indemnifications of approximately $0.5 million and $0.4 million, respectively, in current liabilities and $2.6 million and $2.7 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	June 28, 2014	December 31, 2013
Product claim liabilities	$140	$140
Multi-employer pension plan withdrawal liability	2,318	2,362
Other	651	576
	$3,109	$3,078

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of June 28, 2014 and December 31, 2013, warranty liabilities of approximately $10.6 million and $10.9 million, respectively, have been recorded in current liabilities and approximately $29.8 million and $31.6 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended		For the six months ended
(Amounts in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Balance, beginning of period	$40,920	$37,708	$42,466	$37,870
Acquisitions - Gienow and Mitten	—	4,675	—	4,675
Warranty expense during period	3,342	1,851	5,312	4,370
Settlements made during period	(3,865)	(3,680)	(7,381)	(6,361)
Balance, end of period	$40,397	$40,554	$40,397	$40,554

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

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, entered into an Administrative Order on Consent, effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Administrative Order on Consent, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the RCRA Facility Investigation Workplan ("Workplan"), and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at June 28, 2014 and December 31, 2013.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. ("Fenway Partners").   As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of June 28, 2014, no recovery has been recognized on the Company’s condensed consolidated balance sheet, but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene [TCE]). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. ("Kroy") facility in York, Nebraska during the first quarter of 2010, however the facility has not received any official communications concerning this sampling event or the addition of the groundwater contamination site to the NPL. Alcan Aluminum Corporation ("Alcan") has assumed the obligation to indemnify the Company with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the strength of Alcan’s financial condition as well as the terms and limits of the indemnity.

The Company is currently involved in environmental proceedings involving Ply Gem Canada and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and the Company may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania) and Mastic Home Exteriors, Inc. ("MHE") (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina).  Under the stock purchase agreement governing the Ply Gem acquisition, Nortek is to indemnify the Company fully for any liability in connection with the Punxsutawney contamination. Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. is to indemnify the Company for certain environmental liabilities in excess of $2.5 million, including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina.  Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While the Company had assumed an obligation to indemnify the purchaser of our former subsidiary when the Company sold Hoover Treated Wood Products, Inc., the Company's obligation has been novated and assumed by Nortek. The Company's ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.
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

During 2014, MW engaged in mediation sessions with plaintiffs’ counsel for both the Gulbankian and Hartshorn cases. MW signed a settlement agreement with plaintiffs as of April 18, 2014 that would settle both the Gulbankian and Hartshorn cases on a nationwide basis (the “Vinyl Clad Settlement Agreement”). The Court granted preliminary approval of this settlement on May 23, 2014. If the Court grants final approval, the Vinyl Clad Settlement Agreement provides for a cash payment for eligible consumers submitting qualified claims showing, among other requirements, certain damage to the frames of their MW vinyl clad windows. Under the Vinyl Clad Settlement Agreement, MW has also agreed to pay attorneys' fees and costs to plaintiffs' counsel in an amount not to exceed $2.5 million. The Court will make a determination regarding counsel’s fees and costs upon final approval of the settlement. The Vinyl Clad Settlement Agreement provides that this settlement would apply to any and all MW vinyl clad windows manufactured from January 1, 1987 through May 23, 2014. A final approval hearing is currently scheduled for October 29, 2014. It is expected that, if the settlement receives final approval, it will result in the dismissal of Karl Memari v. Ply Gem Prime Holdings, Inc. et al., another pending lawsuit discussed below that is seeking class certification with respect to vinyl clad windows manufactured by MW. The settlement is not final until the Court grants final approval of the settlement, and the Court may, in its sole discretion, determine not to grant final approval of the settlement. If the Court does not grant final approval of the settlement, the Vinyl Clad Settlement Agreement will not be binding on the parties. The Company and MW deny all liability in the settlement and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and agreed to settle the litigation to avoid these.

As a result of this settlement, the Company recognized a $5.0 million expense during the six months ended June 28, 2014 within selling, general, and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income (loss). It is possible that the Company may incur costs in excess of the recorded amounts; however, the Company currently expects that the total net cost to resolve the lawsuits will not exceed approximately $5.0 million. Approximately $4.7 million of this liability is currently outstanding, with $2.7 million as a current liability within accrued expenses and $2.0 million as a noncurrent liability within other long-term liabilities in the Company’s condensed consolidated balance sheet as of June 28, 2014.

In Karl Memari v. Ply Gem Prime Holdings, Inc. et al., a purported class action filed in March 2013 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the illegality and/or defects of MW's vinyl clad windows. The plaintiff seeks a variety of relief, including (i) actual and compensatory damages, (ii) punitive damages, and (iii) attorneys' fees and costs of litigation. Discovery regarding class certification has closed, however, the hearing regarding class certification has not yet been scheduled as this case is currently stayed pending the final approval hearing in the Gulbankian and Hartshorn matters. While the damages sought in this action have not yet been quantified, it is expected that, if the settlement of the Gulbankian and Hartshorn cases receives final approval, it will result in the dismissal of this action.

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

In The Muhler Company, Inc. v. Ply Gem Prime Holdings, Inc. et al., a lawsuit filed in April 2011 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff alleges unfair competition and trade practices. The plaintiff seeks a variety of relief, including (i) consequential damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. In April 2013, the Court granted the Company's motion for summary judgment with respect to the federal Lanham Act claims. As such, only state unfair competition and trade practices claims currently remain. In May 2013, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit with respect to the summary judgment granted on the federal Lanham Act claims, and the Fourth Circuit denied interlocutory appeal. The damages sought in this action have not yet been quantified.

In J-Channel Industries Corporation v. Lowe’s Companies, Inc., and Ply Gem Industries, Inc., a purported patent infringement case filed in August 2013 in the United States District Court for the Eastern Division of Tennessee, Northern Division, plaintiff, a wholly owned subsidiary of CopyTele, Inc., a company specializing in patent monetization and patent assertion, alleges damages as a result of patent infringement by certain windows having an integrated “j-channel” feature. Ply Gem has accepted tender from co-defendant Lowe’s Companies, Inc. The plaintiff seeks a variety of relief, including (i) economic and compensatory damages and (ii) attorneys' fees and costs of litigation. This action is currently in the early stages of discovery. The damages sought in this action have not yet been quantified.

In Waterford Township Police & Fire Retirement System v. Ply Gem Holdings, Inc. et al., a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s IPO, plaintiff, on behalf of itself and all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO, seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiff seeks a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. The Company believes the purported federal securities class action is without merit and will vigorously defend against the lawsuit.

In John Stevens v. Ply Gem Holdings, Inc. et al., a purported federal securities class action filed on July 14, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s IPO on May 23, 2013, plaintiff, on behalf of itself and all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO, seeks remedies under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared, containing untrue statements of material fact, omitting facts necessary to make statements made not misleading and omitting material information which was required to be disclosed. The plaintiff seeks a variety of relief, including (i) compensatory and equitable damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. While the Company has not yet been served, the Company will seek to have this action consolidated with the Waterford Township Police & Fire Retirement System lawsuit discussed above. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. The Company believes the purported federal securities class action is without merit and will vigorously defend against the lawsuit.

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

9.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at June 28, 2014 and December 31, 2013:

(Amounts in thousands)	June 28, 2014	December 31, 2013
Insurance	$4,528	$3,926
Employee compensation and benefits	8,615	8,916
Sales and marketing	36,917	34,215
Product warranty	10,596	10,861
Accrued freight	2,733	1,350
Accrued interest	16,459	25,477
Accrued environmental liability	463	463
Accrued pension	2,258	2,258
Accrued sales returns and discounts	3,848	3,263
Accrued taxes	5,125	3,433
Litigation accrual	2,670	—
Other	23,562	18,778
	$117,774	$112,940

Other long-term liabilities consist of the following at June 28, 2014 and December 31, 2013:

(Amounts in thousands)	June 28, 2014	December 31, 2013
Insurance	$2,397	$2,213
Pension liabilities	5,826	6,622
Multi-employer pension withdrawal liability	2,318	2,362
Product warranty	29,801	31,605
Long-term product claim liability	140	140
Long-term environmental liability	1,227	1,247
Liabilities for tax uncertainties	3,119	2,934
Litigation accrual	2,000	—
Other	3,994	5,437
	$50,822	$52,560

Long-term incentive plan

The Company has a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize key employees. During the three months ended June 28, 2014 and June 29, 2013, the Company recognized a LTIP expense of $0.4 million and $0.5 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). During the six months ended June 28, 2014 and June 29, 2013, the Company recognized a LTIP expense of $1.0 million and $0.9 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The LTIP liability is $2.7 million and $4.6 million as of June 28, 2014 and December 31, 2013, respectively, of which $2.1 million and $2.9 million has been recorded within accrued expenses and $0.6 million and $1.7 million in other long-term liabilities in the condensed consolidated balance sheets as of June 28, 2014 and December 31, 2013, respectively.

Other liabilities

During the three months ended June 28, 2014 and June 29, 2013, the Company made approximately $1.3 million and $1.3 million, in cash payments on restructuring liabilities, respectively. During the six months ended June 28, 2014 and June 29, 2013, the Company made approximately $3.4 million and $1.8 million, in cash payments on restructuring liabilities, respectively. These payments were for a restructuring and integration program implemented in Western Canada and general back office centralization efforts incurred as well as product simplification costs incurred for the entire Windows and Doors segment.

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
For the six months ended June 28, 2014, the Company's estimated effective income tax rate was approximately 24.6%, which varied from the statutory rate primarily due to state income tax expense, valuation allowance, tax contingencies, and foreign income taxes. The effective tax rate including discrete items was 11.9%. The tax benefit for the six months ended June 28, 2014 is approximately $5.4 million.

Valuation allowance
As of June 28, 2014, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. During the three and six months ended June 28, 2014, the Company established a full valuation allowance on its deferred tax assets for Gienow Canada of approximately $7.6 million as a result of its operating performance and challenges associated with combining two separate manufacturing facilities into a single facility. All of the Company's subsidiaries, excluding Mitten, are in a full valuation allowance position as of June 28, 2014. Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company currently has book goodwill of approximately $20.2 million that is not amortized, which results in a deferred tax liability of approximately $6.2 million at June 28, 2014. Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets. The Company continues to evaluate its ability to realize the net deferred tax assets and its estimates are subject to change.
Tax uncertainties
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. Certain income tax returns are not currently under examination by various taxing authorities. During the six months ended June 28, 2014, the Company increased its tax contingency reserve by approximately $0.2 million as a result of interest accrued on existing uncertain tax positions.
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

As of June 28, 2014, the Company had a liability of approximately $12.1 million for the amount due pursuant to the Tax Receivable Agreement related to NOL carryovers. A $3.9 million benefit was realized associated with this liability during the three months ended June 28, 2014 and approximately $0.4 million of this outstanding liability was expensed in the Company's condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014.

Other
As of June 28, 2014, the Company has not established U.S. deferred taxes on unremitted earnings of the Company’s foreign subsidiaries. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.
On December 23, 2011, the U.S. Treasury Department issued comprehensive temporary and proposed regulations addressing the treatment of expenditures related to tangible property for tax purposes. The final regulations were issued on September 13, 2013 and are effective for tax years beginning January 1, 2014. The Company is evaluating the changes necessary to comply with the regulations and the related administrative procedures and is not currently aware of any adjustments that would be material to the Company’s condensed consolidated financial statements.

11.   STOCK-BASED COMPENSATION

A rollforward of stock options outstanding during the six months ended June 28, 2014 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2014	3,285,750	$11.04	5.24
Granted	151,147	15.11	—
Exercised	(617,615)	1.75	—
Forfeited or expired	18,857	12.35	—
Balance at June 28, 2014	2,838,139	$13.30	6.19

In connection with the merger in conjunction with the IPO, options to purchase shares of common stock of Ply Gem Prime were converted into 3,386,008 options to purchase shares of Ply Gem Holdings common stock with adjustments to the per share exercise prices.

As of June 28, 2014, 1,932,778 options were 100% vested.  At June 28, 2014, the Company had approximately $3.0 million of total unrecognized compensation expense that will be recognized over the weighted average period of 1.89 years.  The Company recorded compensation expense of $0.5 million and $0.5 million for the three months ended June 28, 2014 and June 29, 2013, respectively, and $0.9 million and $0.9 million for the six months ended June 28, 2014 and June 29, 2013, respectively, related to the vesting of these options.

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

During March 2014, the Company issued 3,523 restricted shares of common stock to each of three independent members of the Board of Directors.  These shares will vest over the approximate ten-month period to December 31, 2014 and the Company is expensing these items ratably over the ten-month period up to the vesting date. One issuance of these shares, or 3,523 shares, became immediately fully vested during May 2014. Additionally during May 2014, the Company issued 5,240 restricted shares of common stock to each of the two new independent members of the Board of Directors.  These shares will vest over the approximate eight-month period to December 31, 2014 and the Company is expensing these items ratably over the eight-month period up to the vesting date. During the three and six months ended June 28, 2014, the Company expensed approximately $94,000 and $105,000, respectively, related to all of these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

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

Following is a summary of the Company’s segment information:

	For the three months ended		For the six months ended
(Amounts in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net sales
Siding, Fencing and Stone	$227,948	$199,191	$365,003	$336,796
Windows and Doors	181,263	168,949	313,673	288,441
	$409,211	$368,140	$678,676	$625,237
Operating earnings (loss)
Siding, Fencing and Stone	$37,766	$36,437	$44,729	$54,246
Windows and Doors	(1,066)	(6,125)	(21,567)	(18,913)
Unallocated	(5,463)	(29,650)	(11,514)	(35,243)
	$31,237	$662	$11,648	$90

	Total assets as of
	June 28, 2014	December 31, 2013
Total assets
Siding, Fencing and Stone	$726,095	$655,252
Windows and Doors	327,928	305,789
Unallocated	42,819	81,210
	$1,096,842	$1,042,251

13.  RELATED PARTY TRANSACTIONS

Under the General Advisory Agreement (the “General Advisory Agreement”) the Company entered into with CI Capital Partners LLC (“CI Capital Partners”), formerly Caxton-Iseman Capital LLC, CI Capital Partners provided the Company with acquisition and financial advisory services as the Board of Directors reasonably requested.  Under the General Advisory Agreement the Company paid and expensed, as a component of selling, general, and administrative expenses, a management fee of approximately $0.2 million and $0.4 million for the three and six months ended June 29, 2013, respectively. The General Advisory Agreement was terminated in May 2013 and as a result, no management fee was paid during the three and six months ended June 28, 2014.

During 2012, the Company and CI Capital Partners amended the General Advisory Agreement to, among other things, extend the term for a period of ten years to November 6, 2022. In connection with the IPO in May 2013, the General Advisory Agreement was terminated prior to the end of the initial term, as such, Ply Gem Industries paid to CI Capital Partners an amount equal to the present value of the annual advisory fees that would have been payable for three years, based on the Company’s cost of funds to borrow amounts under the Company’s senior credit facilities. This payment of approximately $18.9 million was made in May 2013 and was expensed within initial public offering costs in the condensed consolidated statement of operations and comprehensive income (loss). The Company also expensed approximately $2.7 million of the 2013 capitalized advisory fees paid to CI Capital Partners as a result of the termination within initial public offering costs in the condensed consolidated statement of operations and comprehensive income (loss). The Company also paid CI Capital Partners approximately $0.4 million for advisory services in connection with the Gienow acquisition during the three and six months ended June 29, 2013 and this amount was expensed within selling, general, and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss).

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

Production began to be realigned during 2013, with the majority completed by March 2014. In connection with these plans, the Company originally expected to incur pre-tax exit and restructuring cash and non-cash costs totaling approximately $2.9 million, which includes approximately $0.2 million for contract termination costs, approximately $1.1 million of personnel-related costs and approximately $1.6 million of other facilities-related costs.

The following table summarizes the Company's restructuring activity for the six months ended June 28, 2014:

(Amounts in thousands)	Accrued as of	Adjustments	Expensed	Cash payments	Accrued as of
	December 31, 2013	during 2014	during 2014	during 2014	June 28, 2014
Western Canada
Severance costs	$603	$(77)	$49	$(455)	$120
Contract terminations	157	(18)	—	—	139
Equipment removal and other	533	(66)	2,144	(2,525)	86
	$1,293	$(161)	$2,193	$(2,980)	$345

The adjustments incurred in the six months ended June 28, 2014 related to the foreign currency translation impact of the related balances during the period.

The Company recorded restructuring costs in selling, general and administrative expenses in the condensed consolidated statements of operations in the periods and segments shown in the following table:

	For the three months ended		For the six months ended
(Amounts in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Siding, Fencing and Stone	$—	$—	$—	$—
Windows and Doors	934	—	2,193	—
	$934	$—	$2,193	$—

15.   GUARANTOR/NON-GUARANTOR

The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of June 28, 2014 and December 31, 2013, and for the three and six months ended June 28, 2014 and June 29, 2013.  The non-guarantor information presented represents our Canadian subsidiaries: Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended June 28, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$330,469	$78,742	$—	$409,211
Cost of products sold	—	—	261,417	60,389	—	321,806
Gross profit	—	—	69,052	18,353	—	87,405
Operating expenses:
Selling, general and
administrative expenses	—	5,463	29,351	16,142	—	50,956
Intercompany administrative
charges	—	—	4,057	1,689	(5,746)	—
Amortization of intangible assets	—	—	3,917	1,295	—	5,212
Total operating expenses	—	5,463	37,325	19,126	(5,746)	56,168
Operating earnings (loss)	—	(5,463)	31,727	(773)	5,746	31,237
Foreign currency gain	—	—	—	477	—	477
Intercompany interest	—	13,341	(12,911)	(430)	—	—
Interest expense	—	(17,238)	(8)	(1)	—	(17,247)
Interest income	—	2	12	8	—	22
Tax receivable agreement liability adjustment	—	3,942	—	—	—	3,942
Intercompany administrative income	—	5,746	—	—	(5,746)	—
Income (loss) before equity in
subsidiaries' income	—	330	18,820	(719)	—	18,431
Equity in subsidiaries' income	11,380	11,050	—	—	(22,430)	—
Income (loss) before provision
(benefit) for income taxes	11,380	11,380	18,820	(719)	(22,430)	18,431
Provision (benefit) for income taxes	—	—	(1,346)	8,397	—	7,051
Net income (loss)	$11,380	$11,380	$20,166	$(9,116)	$(22,430)	$11,380

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	4,299	—	4,299
Unrealized loss on derivative instrument	—	—	—	(576)	—	(576)
Total comprehensive income (loss)	$11,380	$11,380	$20,166	$(5,393)	$(22,430)	$15,103

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended June 29, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$313,297	$54,843	$—	$368,140
Cost of products sold	—	—	252,262	41,618	—	293,880
Gross profit	—	—	61,035	13,225	—	74,260
Operating expenses:
Selling, general and
administrative expenses	—	6,123	27,655	11,571	—	45,349
Intercompany administrative
charges	—	—	4,930	1,037	(5,967)	—
Amortization of intangible assets	—	—	4,206	516	—	4,722
Initial public offering costs	—	23,527	—	—	—	23,527
Total operating expenses	—	29,650	36,791	13,124	(5,967)	73,598
Operating earnings (loss)	—	(29,650)	24,244	101	5,967	662
Foreign currency loss	—	—	—	(346)	—	(346)
Intercompany interest	—	21,075	(20,648)	(427)	—	—
Interest expense	—	(24,856)	(8)	(28)	—	(24,892)
Interest income	—	4	13	42	—	59
Tax receivable agreement liability adjustment	—	(8,143)	—	—	—	(8,143)
Loss on modification or
extinguishment of debt	—	(18,948)	—	—	—	(18,948)
Intercompany administrative income	—	5,967	—	—	(5,967)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(54,551)	3,601	(658)	—	(51,608)
Equity in subsidiaries' income (loss)	(50,877)	3,674	—	—	47,203	—
Income (loss) before benefit
for income taxes	(50,877)	(50,877)	3,601	(658)	47,203	(51,608)
Benefit for income taxes	—	—	(654)	(77)	—	(731)
Net income (loss)	$(50,877)	$(50,877)	$4,255	$(581)	$47,203	$(50,877)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(2,215)	—	(2,215)
Total comprehensive income (loss)	$(50,877)	$(50,877)	$4,255	$(2,796)	$47,203	$(53,092)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 28, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$552,537	$126,139	$—	$678,676
Cost of products sold	—	—	452,737	98,721	—	551,458
Gross profit	—	—	99,800	27,418	—	127,218
Operating expenses:
Selling, general and
administrative expenses	—	11,514	62,030	31,492	—	105,036
Intercompany administrative
charges	—	—	8,246	3,527	(11,773)	—
Amortization of intangible assets	—	—	7,844	2,690	—	10,534
Total operating expenses	—	11,514	78,120	37,709	(11,773)	115,570
Operating earnings (loss)	—	(11,514)	21,680	(10,291)	11,773	11,648
Foreign currency gain	—	—	—	249	—	249
Intercompany interest	—	32,017	(30,265)	(1,752)	—	—
Interest expense	—	(35,744)	(19)	(2)	—	(35,765)
Interest income	—	3	20	23	—	46
Tax receivable agreement liability adjustment	—	(431)	—	—	—	(431)
Loss on modification or
extinguishment of debt	—	(21,364)	—	—	—	(21,364)
Intercompany administrative income	—	11,773	—	—	(11,773)	—
Loss before equity in
subsidiaries' loss	—	(25,260)	(8,584)	(11,773)	—	(45,617)
Equity in subsidiaries' loss	(40,198)	(14,938)	—	—	55,136	—
Loss before provision
(benefit) for income taxes	(40,198)	(40,198)	(8,584)	(11,773)	55,136	(45,617)
Provision (benefit) for income taxes	—	—	(9,975)	4,556	—	(5,419)
Net income (loss)	$(40,198)	$(40,198)	$1,391	$(16,329)	$55,136	$(40,198)

Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(361)	—	(361)
Unrealized loss on derivative instrument	—	—	—	(933)	—	(933)
Total comprehensive income (loss)	$(40,198)	$(40,198)	$1,391	$(17,623)	$55,136	$(41,492)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 29, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$555,980	$69,257	$—	$625,237
Cost of products sold	—	—	456,152	52,979	—	509,131
Gross profit	—	—	99,828	16,278	—	116,106
Operating expenses:
Selling, general and
administrative expenses	—	11,716	56,318	15,531	—	83,565
Intercompany administrative
charges	—	—	10,899	3,106	(14,005)	—
Amortization of intangible assets	—	—	8,408	516	—	8,924
Initial public offering costs	—	23,527	—	—	—	23,527
Total operating expenses	—	35,243	75,625	19,153	(14,005)	116,016
Operating earnings (loss)	—	(35,243)	24,203	(2,875)	14,005	90
Foreign currency loss	—	—	—	(379)	—	(379)
Intercompany interest	—	42,150	(41,690)	(460)	—	—
Interest expense	—	(48,513)	(19)	(28)	—	(48,560)
Interest income	—	5	16	53	—	74
Tax receivable agreement liability adjustment	—	(8,143)	—	—	—	(8,143)
Loss on modification or
extinguishment of debt	—	(18,948)	—	—	—	(18,948)
Intercompany administrative income	—	14,005	—	—	(14,005)	—
Loss before equity in
subsidiaries' loss	—	(54,687)	(17,490)	(3,689)	—	(75,866)
Equity in subsidiaries' loss	(78,984)	(24,297)	—	—	103,281	—
Loss before provision (benefit)
for income taxes	(78,984)	(78,984)	(17,490)	(3,689)	103,281	(75,866)
Provision (benefit) for income taxes	—	—	3,990	(872)	—	3,118
Net loss	$(78,984)	$(78,984)	$(21,480)	$(2,817)	$103,281	$(78,984)

Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(2,983)	—	(2,983)
Total comprehensive loss	$(78,984)	$(78,984)	$(21,480)	$(5,800)	$103,281	$(81,967)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 28, 2014
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$15,311	$(9,247)	$8,924	$—	$14,988
Accounts receivable, net	—	—	190,311	47,783	—	238,094
Inventories:
Raw materials	—	—	47,363	13,392	—	60,755
Work in process	—	—	24,729	845	—	25,574
Finished goods	—	—	48,754	19,825	—	68,579
Total inventory	—	—	120,846	34,062	—	154,908
Prepaid expenses and other
current assets	—	652	18,270	6,824	—	25,746
Deferred income taxes	—	—	6,371	—	—	6,371
Total current assets	—	15,963	326,551	97,593	—	440,107
Investments in subsidiaries	(91,437)	(154,092)	—	—	245,529	—
Property and Equipment, at cost:
Land	—	—	3,565	960	—	4,525
Buildings and improvements	—	—	38,366	5,756	—	44,122
Machinery and equipment	—	2,606	309,112	16,947	—	328,665
	—	2,606	351,043	23,663	—	377,312
Less accumulated depreciation	—	(1,659)	(259,170)	(7,345)	—	(268,174)
Total property and equipment, net	—	947	91,873	16,318	—	109,138
Other Assets:
Intangible assets, net	—	—	70,125	29,283	—	99,408
Goodwill	—	—	383,042	36,984	—	420,026
Intercompany note receivable	—	952,782	—	—	(952,782)	—
Other	—	25,909	2,254	—	—	28,163
Total other assets	—	978,691	455,421	66,267	(952,782)	547,597
	$(91,437)	$841,509	$873,845	$180,178	$(707,253)	$1,096,842

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	—	729	76,546	23,456	—	100,731
Accrued expenses	—	19,200	76,134	22,440	—	117,774
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	24,229	152,680	45,896	—	222,805
Deferred income taxes	—	—	7,204	8,128	—	15,332
Intercompany note payable	—	—	839,473	113,309	(952,782)	—
Payable to related parties pursuant to
tax receivable agreement	—	12,054	—	—	—	12,054
Other long-term liabilities	—	9,397	36,967	4,458	—	50,822
Long-term debt	—	887,266	—	—	—	887,266
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	678	678	—	—	(678)	678
Additional paid-in-capital	743,830	743,830	515,339	8,910	(1,268,079)	743,830
(Accumulated deficit) retained earnings	(831,441)	(831,441)	(677,818)	(162)	1,509,421	(831,441)
Accumulated other
comprehensive loss	(4,504)	(4,504)	—	(361)	4,865	(4,504)
Total stockholders' (deficit) equity	(91,437)	(91,437)	(162,479)	8,387	245,529	(91,437)
	$(91,437)	$841,509	$873,845	$180,178	$(707,253)	$1,096,842

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$57,800	$(4,970)	$16,971	$—	$69,801
Accounts receivable, net	—	—	110,475	29,587	—	140,062
Inventories:
Raw materials	—	—	41,593	9,720	—	51,313
Work in process	—	—	22,781	1,036	—	23,817
Finished goods	—	—	42,751	17,589	—	60,340
Total inventory	—	—	107,125	28,345	—	135,470
Prepaid expenses and other
current assets	—	613	17,270	5,331	—	23,214
Deferred income taxes	—	—	2,825	353	—	3,178
Total current assets	—	58,413	232,725	80,587	—	371,725
Investments in subsidiaries	(51,996)	(229,668)	—	—	281,664	—
Property and Equipment, at cost:
Land	—	—	3,565	963	—	4,528
Buildings and improvements	—	—	38,059	5,632	—	43,691
Machinery and equipment	—	3,275	300,089	18,250	—	321,614
	—	3,275	341,713	24,845	—	369,833
Less accumulated depreciation	—	(1,385)	(249,344)	(7,457)	—	(258,186)
Total property and equipment, net	—	1,890	92,369	17,388	—	111,647
Other Assets:
Intangible assets, net	—	—	77,968	32,044	—	110,012
Goodwill	—	—	383,042	37,186	—	420,228
Deferred income taxes	—	—	—	5,406	—	5,406
Intercompany note receivable	—	958,631	—	—	(958,631)	—
Other	—	20,907	2,326	—	—	23,233
Total other assets	—	979,538	463,336	74,636	(958,631)	558,879
	$(51,996)	$810,173	$788,430	$172,611	$(676,967)	$1,042,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$601	$66,847	$15,533	$—	$82,981
Accrued expenses	—	31,056	62,120	19,764	—	112,940
Total current liabilities	—	31,657	128,967	35,297	—	195,921
Deferred income taxes	—	—	9,005	8,110	—	17,115
Intercompany note payable	—	—	859,768	98,863	(958,631)	—
Payable to related parties pursuant to
tax receivable agreement	—	11,623	—	—	—	11,623
Other long-term liabilities	—	1,861	46,315	4,384	—	52,560
Long-term debt	—	817,028	—	—	—	817,028
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	672	672	—	—	(672)	672
Additional paid-in-capital	741,789	741,789	423,584	12,727	(1,178,100)	741,789
(Accumulated deficit) retained earnings	(791,243)	(791,243)	(679,209)	16,167	1,454,285	(791,243)
Accumulated other
comprehensive income (loss)	(3,214)	(3,214)	—	(2,937)	6,151	(3,214)
Total stockholders' (deficit) equity	(51,996)	(51,996)	(255,625)	25,957	281,664	(51,996)
	$(51,996)	$810,173	$788,430	$172,611	$(676,967)	$1,042,251

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 28, 2014
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(40,198)	$(40,198)	$1,391	$(16,329)	$55,136	$(40,198)
Adjustments to reconcile net income (loss)
to cash used in operating activities:
Depreciation and amortization expense	—	274	18,688	3,576	—	22,538
Fair-value decrease of contingent acquisition liability	—	—	(264)	—	—	(264)
Non-cash restructuring costs	—	—	—	2,193	—	2,193
Non-cash interest expense, net	—	8,390	—	—	—	8,390
Gain on foreign currency transactions	—	—	—	(249)	—	(249)
Non-cash litigation expense	—	—	4,670	—	—	4,670
Loss on modification or extinguishment of debt	—	21,364	—	—	—	21,364
Stock based compensation	—	973	—	—	—	973
Deferred income taxes	—	—	(4,994)	5,424	—	430
Tax receivable agreement liability adjustment	—	431	—	—	—	431
Increase in tax uncertainty,
net of valuation allowance	—	—	185	—	—	185
Equity in subsidiaries' net loss	40,198	14,938	—	—	(55,136)	—
Other	—	—	(29)	(160)	—	(189)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(79,836)	(17,910)	—	(97,746)
Inventories	—	—	(13,721)	(5,667)	—	(19,388)
Prepaid expenses and other assets	—	(142)	(2,415)	349	—	(2,208)
Accounts payable	—	128	9,312	8,434	—	17,874
Accrued expenses	—	(10,452)	6,580	2,598	—	(1,274)
Cash payments on restructuring liabilities	—	—	(427)	(2,980)	—	(3,407)
Other	—	12	(433)	(220)	—	(641)
Net cash used in
operating activities	—	(4,282)	(61,293)	(20,941)	—	(86,516)
Cash flows from investing activities:
Capital expenditures	—	(816)	(8,233)	(938)	—	(9,987)
Proceeds from sale of assets	—	—	99	635	—	734
Net cash used in
investing activities	—	(816)	(8,134)	(303)	—	(9,253)
Cash flows from financing activities:
Proceeds from long-term debt	—	927,850	—	—	—	927,850
Net revolver borrowings	—	40,000	—	—	—	40,000
Payments on long-term debt	—	(852,000)	—	—	—	(852,000)
Payment of tender and early call premiums	—	(61,142)	—	—	—	(61,142)
Proceeds from exercises of employee stock options	—	1,073	—	—	—	1,073
Proceeds from intercompany
investment	—	(78,547)	65,150	13,397	—	—
Debt issuance costs paid	—	(14,625)	—	—	—	(14,625)
Net cash provided by (used in)
financing activities	—	(37,391)	65,150	13,397	—	41,156
Impact of exchange rate movements on cash	—	—	—	(200)	—	(200)
Net decrease in cash
and cash equivalents	—	(42,489)	(4,277)	(8,047)	—	(54,813)
Cash and cash equivalents at the
beginning of the period	—	57,800	(4,970)	16,971	—	69,801
Cash and cash equivalents at the end
of the period	$—	$15,311	$(9,247)	$8,924	$—	$14,988

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 29, 2013
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(78,984)	$(78,984)	$(21,480)	$(2,817)	$103,281	$(78,984)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization expense	—	178	19,318	1,390	—	20,886
Fair-value premium on purchased inventory	—	—	—	883	—	883
Non-cash interest expense, net	—	5,878	—	—	—	5,878
Loss on foreign currency transactions	—	—	—	379	—	379
Loss on modification or extinguishment of debt	—	18,948	—	—	—	18,948
Prepaid management fee write off	—	2,682	—	—	—	2,682
Stock based compensation	—	1,005	—	—	—	1,005
Deferred income taxes	—	—	1,904	(202)	—	1,702
Tax receivable agreement liability adjustment	—	8,143	—	—	—	8,143
Reduction in tax uncertainty,
net of valuation allowance	—	—	232	—	—	232
Equity in subsidiaries' net loss	78,984	24,297	—	—	(103,281)	—
Other	—	—	(12)	—	—	(12)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(63,863)	(4,311)	—	(68,174)
Inventories	—	—	(24,017)	777	—	(23,240)
Prepaid expenses and other
current assets	—	(2,963)	1,251	1,491	—	(221)
Accounts payable	—	679	26,334	(8,093)	—	18,920
Accrued expenses	—	12,591	9,434	3,307	—	25,332
Payment of advisory termination fee to affiliate	—	(18,852)	—	—	—	(18,852)
Cash payments on restructuring liabilities	—	—	(1,847)	—	—	(1,847)
Other	—	—	(2,792)	2,687	—	(105)
Net cash used in
operating activities	—	(26,398)	(55,538)	(4,509)	—	(86,445)
Cash flows from investing activities:
Capital expenditures	—	(870)	(10,131)	(368)	—	(11,369)
Acquisitions, net of cash acquired	—	(99,282)	—	—	—	(99,282)
Proceeds from sale of assets	—	—	24	—	—	24
Net cash used in
investing activities	—	(100,152)	(10,107)	(368)	—	(110,627)
Cash flows from financing activities:
Payments on long-term debt	—	(148,000)	—	—	—	(148,000)
Payment of early call premium	—	(8,520)	—	—	—	(8,520)
Net proceeds from issuance of common stock	—	353,407	—	—	—	353,407
Proceeds from intercompany
investment	—	(66,969)	67,279	(310)	—	—
Debt issuance costs paid	—	(62)	—	—	—	(62)
Net cash provided by (used in)
financing activities	—	129,856	67,279	(310)	—	196,825
Impact of exchange rate movement
on cash	—	—	—	986	—	986
Net decrease in cash
and cash equivalents	—	3,306	1,634	(4,201)	—	739
Cash and cash equivalents at the
beginning of the period	—	23,332	(4,307)	8,169	—	27,194
Cash and cash equivalents at the end
of the period	$—	$26,638	$(2,673)	$3,968	$—	$27,933

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

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 54% and 46% of our net sales, respectively, for the six months ended June 28, 2014.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers. Since Ply Gem incorporated in 2004, we have acquired eight additional businesses to complement and expand our product portfolio and geographical diversity.

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

	For the three months ended		For the six months ended
(Amounts in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$227,948	$199,191	$365,003	$336,796
Windows and Doors	181,263	168,949	313,673	288,441
Operating earnings (loss)
Siding, Fencing and Stone	37,766	36,437	44,729	54,246
Windows and Doors	(1,066)	(6,125)	(21,567)	(18,913)
Unallocated	(5,463)	(29,650)	(11,514)	(35,243)
Foreign currency gain (loss)
Siding, Fencing and Stone	217	(67)	74	(67)
Windows and Doors	260	(279)	175	(312)
Interest income (expense), net
Siding, Fencing and Stone	7	14	1	(26)
Windows and Doors	4	5	21	48
Unallocated	(17,236)	(24,852)	(35,741)	(48,508)
Income tax benefit (provision)
Unallocated	(7,051)	731	5,419	(3,118)
Tax Receivable Agreement liability adjustment
Unallocated	3,942	(8,143)	(431)	(8,143)
Loss on modification or
extinguishment of debt
Unallocated	—	(18,948)	(21,364)	(18,948)

Net income (loss)	$11,380	$(50,877)	$(40,198)	$(78,984)

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	June 28, 2014		June 29, 2013
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$227,948	100.0%	$199,191	100.0%
Gross profit	62,239	27.3%	55,387	27.8%
SG&A expense	21,188	9.3%	16,333	8.2%
Amortization of intangible assets	3,285	1.4%	2,617	1.3%
Operating earnings	37,766	16.6%	36,437	18.3%
Currency transaction gain (loss)	217	0.1%	(67)	—%

Net Sales

Net sales for the three months ended June 28, 2014 increased $28.8 million or 14.4% as compared to the three months ended June 29, 2013. Our net sales were favorably impacted by the Mitten acquisition, which was completed on May 31, 2013, and accounted for $20.6 million of increased net sales during the three months ended June 28, 2014 adjusting the net sales increase to approximately $8.2 million or 4.1%. In addition to the Mitten acquisition, our Siding, Fencing, and Stone net sales increased for the three months ended June 28, 2014 compared to the three months ended June 29, 2013 from increased sales of our metal accessory products that resulted from new business wins, as well as, higher selling prices for our products which were raised in response to increases in raw material costs. Including Mitten, our U.S. market position in vinyl siding for the three months ended June 28, 2014 was 39.4%, while our combined share of the Canadian vinyl siding market was 27.7%. For the three months ended June 28, 2014, the percentage of sales in vinyl siding and metal accessories represented approximately 61.9% and 25.5%, respectively, of our net sales with sales of other products comprising approximately 12.6%. These net sales percentages were relatively consistent with the three months ended June 29, 2013, for which the percentage of sales in vinyl siding and metal accessories represented approximately 64.0% and 23.6%, respectively, of our net sales with sales of other products comprising 12.4%.

Gross Profit

Gross profit for the three months ended June 28, 2014 increased $6.9 million or 12.4% as compared to the three months ended June 29, 2013. Our gross profit was favorably impacted by the Mitten acquisition, which was completed on May 31, 2013, contributing gross profit of approximately $6.1 million adjusting the gross profit increase for the three months ended June 28, 2014 to $0.7 million or $1.4%. As a percentage of sales, gross profit decreased to 27.3% for the three months ended June 28, 2014 as compared to 27.8% for the three months ended June 29, 2013. The 50 basis point decrease for the three months ended June 28, 2014 was caused by the negative impact of higher material costs, specifically PVC resin and aluminum that were not fully offset by our selling price increases within the three month period. The Midwest Ingot price of aluminum increased 5.9%, while the average market price for PVC resin was estimated to have increased approximately 8.7% for the three months ended June 28, 2014 relative to the three months ended June 29, 2013. Excluding the impact of any selling price changes, commodity cost fluctuations, predominantly for aluminum and PVC, decreased gross profit by approximately 3.2% for the three months ended June 28, 2014. As a result of these raw material cost increases, we announced selling price increases during the three months ended June 28, 2014 which partially offset a portion of these raw material cost increases.

Selling, general and administrative expenses

SG&A expense for the three months ended June 28, 2014 increased $4.9 million or 29.7% as compared to the three months ended June 29, 2013. Our SG&A expense increased primarily as a result of our Mitten acquisition, which was completed on May 31, 2013 and added approximately $4.3 million of SG&A expense for the comparable period. After adjusting for the Mitten acquisition, SG&A expense increased approximately $0.6 million or 3.6% which was consistent with the net sales increase for the three months ended June 28, 2014 of 4.1%.

SG&A expense as a percentage of net sales increased from 8.2% to 9.3% for the three months ended June 28, 2014. Excluding Mitten, SG&A expense as a percentage of net sales was 8.2% for the three months ended June 28, 2014 consistent with 8.2% for the comparable prior year period.

Amortization of intangible assets

Amortization expense for the three months ended June 28, 2014 increased by $0.7 million or 25.5% as compared to the three months ended June 29, 2013 due to the addition of approximately $35.4 million of intangible assets for the Mitten acquisition completed on May 31, 2013. The Mitten intangible assets resulted in increased amortization of approximately $0.9 million. Excluding Mitten, amortization expense decreased $0.2 million or 7.3% consistent with the prior year period. Excluding Mitten, amortization of intangible assets as a percentage of net sales was 1.2% for the three months ended June 28, 2014 compared to 1.3% for the three months ended June 29, 2013.

Currency transaction gain

A currency transaction impact was established in May 2013 with the Mitten acquisition within the Siding, Fencing, and Stone segment. The currency transaction gain for the three months ended June 28, 2014 was a nominal $0.2 million.

	For the six months ended
(Amounts in thousands)	June 28, 2014		June 29, 2013
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$365,003	100.0%	$336,796	100.0%
Gross profit	92,307	25.3%	89,216	26.5%
SG&A expense	40,943	11.2%	31,012	9.2%
Amortization of intangible assets	6,635	1.8%	4,766	1.4%
Operating earnings	44,729	12.3%	54,246	16.1%
Currency transaction gain (loss)	74	—%	(67)	—%

Net Sales

Net sales for the six months ended June 28, 2014 increased $28.2 million or 8.4% as compared to the six months ended June 29, 2013. Our net sales were favorably impacted by the Mitten acquisition, which was completed on May 31, 2013, and accounted for increased net sales of approximately $39.5 million. Excluding Mitten, our Siding, Fencing, and Stone net sales decreased $11.3 million or 3.3% for the six months ended June 28, 2014. The net sales decrease resulted primarily from the severe winter weather that impacted significant portions of the United States, particularly the Northeast, upper Midwest, and Eastern seaboard regions where the majority of our vinyl siding is sold with higher levels of snow accumulation and extreme cold temperatures associated with the polar vortex phenomenon. This adverse winter weather negatively impacted our Siding, Fencing, and Stone net sales for the six months ended June 28, 2014 partially offset by increased sales of our metal accessory products that resulted from new business wins as well as higher selling prices for our products. In fact, the Vinyl Siding Institute reported that U.S. vinyl siding industry shipments decreased 6.1% during the six months ended June 28, 2014. Including Mitten, our U.S. market position in vinyl siding for the six months ended June 28, 2014 was 39.3%, while our combined share of the Canadian vinyl siding market was 25.8%.

For the six months ended June 28, 2014, the percentage of sales in vinyl siding and metal accessories represented approximately 61.4% and 26.2% of our net sales with sales of other products comprising approximately 12.4%. These net sales percentages were comparable with the three months ended June 29, 2013 for which the percentage of sales in vinyl siding and metal accessories represented approximately 64.2% and 24.2% of our net sales with sales of other products comprising 11.6%. The 2.8% decrease in vinyl sales was attributed to the severe winter weather which adversely affected certain vinyl siding prevalent regions, particularly the Northeast and upper Midwest in early 2014.

Gross Profit

Gross profit for the six months ended June 28, 2014 increased $3.1 million or 3.5% as compared to the six months ended June 29, 2013. Our gross profit was favorably impacted by the Mitten acquisition, which was completed on May 31, 2013, and contributed gross profit of approximately $11.1 million. Adjusting for the Mitten acquisition, our gross profit for the six months ended June 28, 2014 decreased by approximately $8.0 million or 8.9%. This gross profit decrease for the six month period was driven primarily by the first quarter net sales decrease which was negatively impacted by the adverse winter weather, which resulted in lower unit volume sales and gross profit. This lower sales volume created less operating leverage to cover fixed manufacturing costs contributing to the decrease in gross profit. In addition, we experienced higher raw material and freight expenses that were not fully offset by our selling price increases within the six month period ended June 28, 2014. The average market price for PVC resin was estimated to have increased approximately 8.8% during the six months ended June 28, 2014 while freight expenses increased approximately $2.0 million during the six months ended June 28, 2014. Excluding the impact of any selling price changes, PVC commodity cost fluctuations decreased gross profit by approximately 1.0% for the six months ended June 28, 2014.

As a percentage of net sales, gross profit, excluding the Mitten gross profit, decreased to 25.0% for the six months ended June 28, 2014 as compared 26.5% for the six months ended June 29, 2013. This 150 basis point decrease for the six months ended June 28, 2014 can be attributed to the negative sales volume impact experienced during the first quarter of 2014 which negatively impacted our manufacturing operating leverage and higher commodity costs, predominantly PVC and freight expense that were not fully offset by our selling price increases within the six months ended June 28, 2014.

Selling, general and administrative expenses

SG&A expense for the six months ended June 28, 2014 increased $9.9 million or 32.0% as compared to the six months ended June 29, 2013. Our SG&A expense increased as a result of our Mitten acquisition, which was completed on May 31, 2013, incurring SG&A expense of approximately $10.6 million adjusting the comparable SG&A expense increase to a decrease of $0.7 million or 2.3%. The SG&A expense decrease for the six months ended June 28, 2014 can be attributed to the 3.3% lower net sales for the first six months of the year.

Amortization of intangible assets

Amortization expense for the six months ended June 28, 2014 increased by $1.9 million or 39.2% as compared to the six months ended June 29, 2013 due to the addition of approximately $35.4 million of intangible assets for the Mitten acquisition on May 31, 2013. The Mitten intangible assets resulted in approximately $2.1 million of amortization expense. Excluding Mitten, amortization expense decreased $0.3 million or 5.7% consistent with the prior year period. Excluding Mitten, amortization of intangible assets as a percentage of net sales was 1.4% for both respective periods.

Currency transaction gain (loss)

A currency transaction impact was established in May 2013 with the Mitten acquisition within the Siding, Fencing, and Stone segment. The currency transaction gain for the six months ended June 28, 2014 was $0.1 million increasing from a currency transaction loss of $0.1 million for the six months ended June 29, 2013.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	June 28, 2014		June 29, 2013
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$181,263	100.0%	$168,949	100.0%
Gross profit	25,166	13.9%	18,873	11.2%
SG&A expense	24,305	13.4%	22,893	13.6%
Amortization of intangible assets	1,927	1.1%	2,105	1.2%
Operating loss	(1,066)	(0.6)%	(6,125)	(3.6)%
Currency transaction gain (loss)	260	0.1%	(279)	(0.2)%

Net Sales

Net sales for the three months ended June 28, 2014 increased $12.3 million or 7.3% as compared to the three months ended June 29, 2013. The net sales increase was primarily due to higher selling prices for our window products derived from price increases that we have implemented and favorable product mix that resulted from a higher proportion of our window sales being derived from our vinyl windows which typically carry a higher selling price than our aluminum windows. The impact of higher selling prices that resulted from our price increases and favorable product mix is estimated to have increased our average selling price for our U.S. window products by 7.2%, which contributed higher net sales of approximately $9.0 million. We experienced this net sales growth despite difficult housing market conditions with no significant general industry growth. According to the U.S. Census Bureau single family housing starts decreased in the first three months of 2014 as compared to the same period in 2013 by 1.7% as our new construction window products are typically installed 90 to 120 days following the start of the home. Single family housing starts for the three months ended June 28, 2014 are estimated to have increased a modest 3.5% over the comparable three month period in 2013.

The net sales increases for the three months ended June 28, 2014 were partially offset by a net sales decrease of approximately $0.7 million for Western Canada attributed to difficult weather conditions in the early spring and a negative foreign currency impact from a weakening Canadian dollar during the three months ended June 28, 2014 relative to the three months ended June 29, 2013. The $0.7 million net sales decrease is inclusive of Gienow, which was completed on April 9, 2013 and legally amalgamated with our legacy Ply Gem Canada business effective January 2014. The remaining net sales impact is attributed to the impact of our acquisitions. Our Mitten acquisition, which was completed on May 31, 2013, recognized favorable net sales of approximately $1.0 million during the three months ended June 28, 2014.

Gross Profit

Gross profit for the three months ended June 28, 2014 increased $6.3 million or 33.3% as compared to the three months ended June 29, 2013. The gross profit increase can be attributed to the improvement in our U.S. windows business during the three months ended June 28, 2014. Our U.S. windows business’s gross profit increased by approximately $8.6 million or 97.0% during the three months ended June 28, 2014. This gross profit increase was driven by improved pricing and product mix that resulted in a 7.2% increase in average selling price during the three months ended June 28, 2014. In addition to the average sales price improvement, we have improved our operational efficiencies as a result of our “enterprise lean” initiative which will continue to streamline our window product offering by providing additional manufacturing flexibility in the future and our improved sales and operations planning process that is intended to provide better resource planning and help to minimize ramp up costs that result from significant spikes in demand within a geographical area. In addition to these improvement initiatives, we did not incur $0.5 million of expense associated with the start-up of our production facility in Dallas, Texas or $0.7 million of higher than normal “enterprise lean” expenses that were incurred during the three months ended June 29, 2013. These positive gross profit increases were partially offset by the performance of our combined Western Canadian businesses. On a combined basis, our Western Canadian businesses experienced a decrease in gross profit of approximately $2.4 million during the three months ended June 29, 2013. This gross profit decrease can be primarily attributed to expenses and inefficiencies associated with the consolidation of two operations (Gienow and Ply Gem Canada) into a single manufacturing facility including manufacturing inefficiencies and certain customer losses which decreased operating leverage and profitability for our Western Canadian businesses during the three months ended June 28, 2014.

As a percentage of sales, gross profit increased from 11.2% to 13.9% for the Windows and Doors segment during the three months ended June 28, 2014 as compared to the three months ended June 29, 2013. This increase was driven by the improvement in our U.S. windows gross profit performance that resulted in an improvement of approximately 470 basis points in gross profit performance resulting from improved pricing and operational efficiencies during the three months ended June 28, 2014 relative to the three months ended June 29, 2013. This improvement was partially offset by the negative near-term integration costs incurred in our Western Canadian operations that resulted in the deterioration of approximately 140 basis points in gross profit performance during the three months ended June 28, 2014.

Selling, general and administrative expenses

SG&A expense for the three months ended June 28, 2014 increased $1.4 million or 6.2% compared to the three months ended June 29, 2013. The SG&A expense increase can be attributed to increased sales and marketing expenses related to the 7.3% net sales increase achieved for the three months ended June 28, 2014 for the U.S. windows business along with increased legal expenses. As a percentage of net sales, SG&A expense was consistent at 13.4% for the three months ended June 28, 2014 as compared to the 13.6% for the three months ended June 29, 2013.

    Gienow and Mitten’s SG&A expenses are higher as a percentage of sales at approximately 20.0% and 17.8%, respectively, compared to the remainder of the Company at approximately 10.5% for the three months ended June 28, 2014. Gienow and Mitten own their distribution centers across their respective regions in Eastern and Western Canada, which increases their respective SG&A expense, while allowing them to service their Canadian customer base across a broad geographical area. Also included in Gienow and Mitten’s SG&A expense are one-time costs related to restructuring and integration that are not expected to recur in future periods. These costs amounted to approximately $1.3 million for the three months ended June 28, 2014.

Amortization of intangible assets

Amortization expense for the three months ended June 28, 2014 was comparable to the three months ended June 29, 2013 with a decrease of $0.2 million. Amortization expense as a percentage of sales at 1.1% for the three months ended June 28, 2014 was consistent with the three months ended June 29, 2013 at 1.2%.

Currency transaction gain (loss)

The currency transaction gain for the three months ended June 28, 2014 increased $0.5 million as compared to the three months ended June 29, 2013 as a result of the Gienow acquisition which was completed on April 9, 2013 and the strengthening of the Canadian dollar which occurred during the three months ended June 28, 2014.

	For the six months ended
(Amounts in thousands)	June 28, 2014		June 29, 2013
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$313,673	100.0%	$288,441	100.0%
Gross profit	34,911	11.1%	26,890	9.3%
SG&A expense	52,579	16.8%	40,837	14.2%
Amortization of intangible assets	3,899	1.2%	4,158	1.4%
Operating loss	(21,567)	(6.9)%	(18,913)	(6.6)%
Currency transaction gain (loss)	175	0.1%	(312)	(0.1)%

Net Sales

Net sales for the six months ended June 28, 2014 increased $25.2 million or 8.7% as compared to the six months ended June 29, 2013. The net sales increase was primarily due to higher selling prices for our window products derived from price increases that we have implemented and favorable product mix that resulted from a higher proportion of our window sales being derived from our vinyl windows which typically carry a higher selling price than our aluminum windows. The impact of higher selling prices that resulted from our price increases and favorable product mix is estimated to be have increased our average selling price for our U.S. window products by 4.5%, which contributed higher net sales of approximately $9.8 million. We experienced this net sales growth despite difficult housing market conditions with no significant general industry growth. According to the U.S. Census Bureau single family housing starts decreased in the first three months of 2014 as compared to the same period in 2013 by 1.7% as our new construction window products are typically installed 90 to 120 days following the start of the home. Single family housing starts for the three months ended June 28, 2014 are estimated to have increased a modest 3.5% over the comparable three month period in 2013. Single family starts experienced nominal growth during the first six months of the year due to the severe winter weather that negatively impacted our customers with higher levels of snow accumulation and extreme cold temperatures with the polar vortex phenomenon. This winter weather had a negative impact on the new construction market to which our Windows and Doors market is highly aligned. The remaining net sales increase can be attributed to the impact of our acquisitions. Our Mitten acquisition, which was completed on May 31, 2013, had a favorable impact on net sales of approximately $2.2 million. Our Gienow acquisition, which was completed on April 9, 2013 was legally amalgamated with our legacy Ply Gem Canada business effective January 2014. For the six months ended June 28, 2014, the combined Western Canadian business had net sales of $67.7 million compared to the legacy businesses of approximately $55.2 million for the six months ended June 29, 2013 for an increase of $12.5 million which is attributed to the inclusion of Gienow for the entire period versus only three months during the prior year comparable period.

Gross Profit

Gross profit for the six months ended June 28, 2014 increased $8.0 million or 29.8% as compared to the six months ended June 29, 2013. The gross profit increase can be attributed to the improvement in our U.S. windows business during the six months ended June 28, 2014. Our U.S. windows business’s gross profit increased by approximately $9.3 million or 67.0% during the six months ended June 28, 2014. This gross profit increase was caused by improved pricing and product mix ratios that resulted in the 4.5% increase in average selling price during the six months ended June 28, 2014. In addition to the average sales price improvement, we have improved our operating efficiencies as a result of our “enterprise lean” initiative which will continue to streamline our window product offering by providing additional manufacturing flexibility in the future and our improved sales and operations planning process that is intended to provide better resource planning and help to minimize ramp up costs that result from significant spikes in demand within a geographical area. In addition to these improvement initiatives, we did not incur $0.5 million of expense associated with the start-up of our production facility in Dallas, Texas or $0.7 million of higher than normal “enterprise lean” expenses that were incurred during the six months ended June 29, 2013. These positive gross profit increases were partially offset by the performance of our combined Western Canadian businesses. On a combined basis, our Western Canadian businesses experienced a decrease in gross profit of approximately $1.6 million during the six months ended June 28, 2014. This gross profit decrease can be attributed to expenses and inefficiencies associated with the consolidation of two operations (Gienow and Ply Gem Canada) into a single manufacturing facility including manufacturing inefficiencies and some customer losses which decreased operating leverage for Western Canada during the six months ended June 28, 2014. In addition, the gross profit decrease can also be attributed to the inclusion of Gienow for the full six month period in 2014 when historically the first quarter is the most challenging quarter for our Canadian businesses due to weather.

As a percentage of sales, gross profit increased from 9.3% to 11.1% for the Windows and Doors segment during the six months ended June 29, 2014. This increase was caused by the improvement in our U.S. windows gross profit performance that resulted in an improvement of approximately 280 basis points in gross profit performance resulting from improved pricing and the minimization of certain manufacturing and labor inefficiencies during the six months ended June 28, 2014. This improvement was offset by the negative near-term integration costs incurred in our Western Canadian operations that resulted in the deterioration of approximately 60 basis points in gross profit performance.

Selling, general and administrative expenses

SG&A expense for the six months ended June 28, 2014 increased $11.7 million or 28.8% compared to the six months ended June 29, 2013. The SG&A expense increase was caused by several factors with the first relating to the Gienow acquisition, which was completed on April 9, 2013 resulting in higher SG&A expense of approximately $2.6 million. In addition to the increased Gienow SG&A expense that resulted from the inclusion for the entire six month period, Gienow also incurred restructuring and integration expenses of approximately $2.9 million that were included within SG&A expense in 2014. These expenses arose due to the consolidation of two manufacturing facilities into a single facility during the first six months of 2014. In addition to Gienow, our SG&A expense increased due to the preliminary legal settlement of class action lawsuits on May 1, 2014 for our Windows and Doors segment which resulted in a $5.0 million expense during the six months ended June 28, 2014. The remaining increase in SG&A expense can be attributed to increased sales and marketing expenses associated with the net sales increase of 8.7% for the six months ended June 28, 2014.

As a percentage of sales, SG&A expense increased to 16.8% of net sales from 14.2% during the six months ended June 28, 2014 compared to the six months ended June 29, 2013. Excluding the expense associated with the class action settlement as well as the Gienow restructuring and integration costs, SG&A expense would be consistent at 14.2% for the six months ended June 28, 2014 as compared to the six months ended June 29, 2013.

Gienow and Mitten’s SG&A expenses are higher as a percentage of sales at approximately 22.9% and 22.6%, respectively, compared to the remainder of the Company at approximately 13.1% for the six months ended June 28, 2014. Gienow and Mitten own their distribution centers across their respective regions in Eastern and Western Canada. which increases their respective SG&A expense, while allowing them to service their Canadian customer base across a broad geographical area. Also included in Gienow and Mitten’s SG&A expenses are one-time costs related to restructuring and integration that are not expected to recur in future periods. These costs amounted to approximately $2.9 million for the six months ended June 28, 2014.

Amortization of intangible assets

Amortization expense for the six months ended June 28, 2014 was comparable to the six months ended June 29, 2013. Amortization expense as a percentage of sales at 1.2% for the six months ended June 28, 2014 was consistent with the six months ended June 29, 2013 at 1.4%.

Currency transaction gain (loss)

The currency transaction gain for the six months ended June 28, 2014 increased $0.5 million as compared to the six months ended June 29, 2013 as a result of the Gienow acquisition which was completed on April 9, 2013.

Quarterly profitability and seasonality trend

During the three months ended June 28, 2014, the Company’s gross profit margin increased to 21.4% of net sales compared to 20.2% for the three months ended June 29, 2013. This increase was primarily attributed to the improved operating performance of our US Windows businesses offset by the integration and restructuring challenges associated with combining our Western Canadian businesses. SG&A expense as a percentage of net sales was consistent at 12.5% for the three months ended June 28, 2014 as compared to 12.3% for the three months ended June 29, 2013. Our key performance metrics and trends have improved relative to the prior year comparable period and to our first quarter which is consistent with previous years based on the seasonality of our business. The negative trend in our operating performance during the first three months of 2014 was caused by adverse weather and the inclusion of the Canadian business acquisitions, Gienow and Mitten, during the three months ended March 29, 2014, which were acquired in April and May of 2013, respectively. The first quarter of 2014 included the results of Gienow and Mitten, whereas the first quarter of 2013 excluded the results of these Canadian acquisitions. These acquisitions’ first quarter performance is typically the lowest of the year and was further impacted by the harsh winter in Canada and therefore their inclusion in the first quarter of 2014 had a negative impact on the trends in both gross profit margins and SG&A expense as a percent of sales. Furthermore,we incurred increased integration costs related to the consolidation of its two Western Canadian manufacturing plants into a single facility which decreased gross margins and increased SG&A expenses for the six months ended June 28, 2014.

Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

	For the three months ended
(Amounts in thousands)	June 28, 2014	June 29, 2013
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(5,463)	$(6,123)
Initial public offering costs	—	(23,527)
Operating loss	(5,463)	(29,650)
Interest expense	(17,238)	(24,856)
Interest income	2	4
Tax receivable agreement liability adjustment	3,942	(8,143)
Loss on modification or extinguishment of debt	—	(18,948)
Income tax benefit (provision) for income taxes	$(7,051)	$731

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended June 28, 2014 decreased by $24.2 million or 81.6% compared to the same period in 2013 due primarily to the $23.5 million in initial public offering costs highlighted in the table below and a decrease in various personnel costs.

(Amounts in thousands)
Advisory termination fee to affiliate	$18,852
2013 management fee as of date of termination	2,682
Other transaction expenses for the IPO	1,993
$23,527

Interest expense

Interest expense for the three months ended June 28, 2014 decreased by approximately $7.6 million or 30.6% compared to the same period in 2013.  The decrease was due to the reduction in interest expense with holding the 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") and the 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") outstanding during the three months ended June 29, 2013 compared to the new notes issued in January 2014. The 6.50% Senior Notes due 2022 (the "6.50% Senior Notes") and the Term Loan Facility due 2021 (the "Term Loan Facility") which were issued on January 30, 2014 to replace the 8.25% Senior Secured Notes and 9.375% Senior Notes, carry lower interest rates on a weighted average basis of approximately 300 basis points and consequently reduced interest expense during the three months ended June 28, 2014 compared to the same period in 2013.

Tax receivable agreement liability adjustment

The $3.9 million tax receivable agreement liability adjustment for the three months ended June 28, 2014 resulted from changes in the expected timing of NOL utilization and the timing of deferred tax liability reversals given our full valuation allowance position.

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

Income taxes

The income tax expense for the three months ended June 28, 2014 increased by approximately $7.8 million compared to the same period in 2013.  Our pre-tax income for the three months ended June 28, 2014 was approximately $18.4 million compared to a pre-tax loss of $51.6 million for the three months ended June 29, 2013.  For the three months ended June 28, 2014, the increase in income tax expense resulted from the establishment of a $7.6 million full valuation allowance for our combined Western Canadian businesses that resulted from the integration and restructuring expenses associated with combining separate manufacturing facilities into a single facility that accelerated during the three months ended June 28, 2014. Our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense (benefit).

	For the six months ended
(Amounts in thousands)	June 28, 2014	June 29, 2013
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(11,514)	$(11,716)
Initial public offering costs	—	(23,527)
Operating loss	(11,514)	(35,243)
Interest expense	(35,744)	(48,513)
Interest income	3	5
Loss on modification or extinguishment of debt	(21,364)	(18,948)
Tax receivable agreement liability adjustment	(431)	(8,143)
Income tax benefit (provision) for income taxes	$5,419	$(3,118)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the six months ended June 28, 2014 decreased by $23.7 million or 67.3% compared to the same period in 2013 due primarily to the $23.5 million in initial public offering costs highlighted in the table below.

(Amounts in thousands)
Advisory termination fee to affiliate	$18,852
2013 management fee as of date of termination	2,682
Other transaction expenses for the IPO	1,993
$23,527

Interest expense

Interest expense for the six months ended June 28, 2014 decreased by approximately $12.8 million or 26.3% compared to the same period in 2013.  The decrease was due to the reduction in interest expense with holding the 9.375% Senior Notes and the 8.25% Senior Secured Notes outstanding during the three months ended June 29, 2013 compared to the new debt incurred in 2014. The 6.50% Senior Notes which were issued and the Term Loan Facility which was entered into on January 30, 2014 to replace the 8.25% Senior Secured Notes and 9.375% Senior Notes, carry lower interest rates on a weighted average basis of approximately 300 basis points and consequently reduced interest expense during the three months ended June 28, 2014 compared to the same period in 2013.

Tax receivable agreement liability adjustment

The $0.4 million tax receivable agreement liability adjustment for the six months ended June 28, 2014 resulted from changes in the expected timing of NOL utilization and the timing of deferred tax liability reversals given our full valuation allowance position.

Loss on modification or extinguishment of debt

As a result of the 6.50% Senior Notes and Term Loan Facility and the tender, redemption, and repurchase of the 8.25% Senior Notes and the 9.375% Senior Secured Notes as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification or extinguishment of debt of approximately $21.4 million during the six months ended June 28, 2014.

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

Income taxes

The income tax benefit for the six months ended June 28, 2014 increased by approximately $8.5 million compared to the same period in 2013.  Our pre-tax loss for the six months ended June 28, 2014 was approximately $45.6 million compared to a pre-tax loss of $75.9 million for the six months ended June 29, 2013.  For the six months ended June 28, 2014, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense (benefit).  Our tax benefit for the six months ended June 28, 2014 was primarily due to the combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized. The benefit for the six months ended June 28, 2014 was partially offset by increased income tax expense resulting from the establishment of a $7.6 million full valuation allowance for our combined Western Canadian businesses that resulted from the integration and restructuring expense associated with combining separate manufacturing facilities into a single facility that accelerated during the three months ended June 28, 2014.

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

During the six months ended June 28, 2014, cash decreased by approximately $54.8 million compared to a increase of approximately $0.7 million during the six months ended June 29, 2013.  The decrease in cash generated during the comparative six month period was primarily due to increases in trade receivables during the 2014 period, reductions in other accrued expenses in 2014 versus the net cash inflow from investing and financing activities in 2013. The significant investing and financing activities in 2013 included approximately $99.3 million in acquisitions and a net inflow of approximately $196.9 million inflow from the IPO and subsequent debt repayment financing transactions.

One of the largest changes in operating cash flows during the six months ended June 28, 2014 is the movement in the accounts receivable balance. The approximate $98.0 million increase in accounts receivable from December 31, 2013 to June 28, 2014 can be attributed to the seasonality of our business. Net sales in the final two months of each respective quarter drove this increase as aging profiles were relatively consistent. Net sales for June and May 2014 were approximately $166.8 million and $129.8 million versus approximately $98.0 million and $113.3 million in December and November 2013, respectively, for an increase of $85.3 million. The significant improvement in May and June 2014’s net sales reflects the Company’s normal seasonal business as the weather in May and June is generally improved compared to November and December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable.

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

Our primary cash needs are for working capital, capital expenditures, and debt service.  As of June 28, 2014, our annual interest charges for debt service for the year ending December 31, 2014, including the ABL Facility, are estimated to be approximately $52.3 million.  We do not have any scheduled debt maturities until 2018.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.5% to 2.0% of net sales on an annual basis.  Given our focus on product innovation and development as well as streamlining certain manufacturing processes, we anticipate that our capital expenditures will be approximately 2.0% of net sales for the year ending December 31, 2014. Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of June 28, 2014, our purchase commitments for inventory are approximately $56.0 million.  We finance these cash requirements, including payments under the Tax Receivable Agreement through internally generated cash flow and funds borrowed under the ABL Facility.

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

Our specific cash flow movement for the six months ended June 28, 2014 and June 29, 2013 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the six months ended June 28, 2014 was approximately $86.5 million as compared to approximately $86.4 million used in operations for the six months ended June 29, 2013. The net cash used in operating activities was consistent between the two periods reflecting increased operating earnings of approximately $11.6 million primarily attributable to improved operating performance for our U.S. windows business during the six months ended June 28, 2014. This $11.6 million was offset by negative movement for the increase in accounts receivable of approximately $25.3 million related to the 8.5% increase in net sales for the six months ended June 28, 2014 compared to the six months ended June 29, 2013. The receivable increase was offset by lower interest expense and related accruals of approximately $9.1 million resulting from the January 2014 refinancing activities which lowered our weighted average interest rate by approximately 300 basis points reducing cash interest by approximately $21.7 million. Finally, during the six months ended June 29, 2013 we made a nonrecurring $18.9 million advisory management termination agreement payment that did not occur during the six months ended June 28, 2014.

Cash used in investing activities

Net cash used in investing activities for the six months ended June 28, 2014 and June 29, 2013 was approximately $9.3 million and $110.6 million, respectively, primarily used for capital expenditures on various ongoing capital projects in 2014 and for the acquisitions of Mitten and Gienow in 2013. Capital expenditures for 2014 were lower than 2013, at approximately 1.5% of net sales which is comparably to our historical average of 1.5%. The 2013 acquisitions consisted of $76.8 million paid for Mitten and $20.4 million paid for Gienow.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended June 28, 2014 was approximately $41.2 million, primarily from net revolver borrowings of $40.0 million. The long term debt refinancing in the six months ended June 28, 2014 was essentially cash neutral after considering the final debt structure and related premiums/discounts with proceeds of $927.9 million offset by debt payments on the 8.25% Senior Secured Notes and 9.375% Senior Notes of $852.0 million, $61.1 million of tender/call premiums, and $14.6 million of debt issuance costs. Net cash provided by financing activities for the six months ended June 29, 2013 was approximately $196.8 million, primarily from net proceeds from the issuance of common stock of $353.4 million offset by the redemption of long-term debt of $148.0 million combined with the $8.5 million of call premiums associated with that redemption.

Our specific debt instruments and terms are described below:

Recent developments

As described in the following paragraph, Ply Gem Industries modified its debt structure during the six months ended June 28, 2014. On January 30, 2014, Ply Gem Industries completed an offering of $500.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “6.50% Senior Notes”) and also entered into a $430.0 million senior secured term loan facility due 2021 (the “Term Loan Facility”). The approximate $927.9 million of net proceeds from the issuance of the 6.50% Senior Notes and the borrowings under the Term Loan Facility were used by Ply Gem Industries to purchase all of its 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") and 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") tendered in the tender offers described below, to satisfy and discharge the remaining obligations under the indentures governing the 8.25% Senior Secured Notes and 9.375% Senior Notes and to pay related fees and expenses.

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

Prior to February 1, 2017, Ply Gem Industries may redeem up to 40% of aggregate principal amount of the 6.50% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.50% of the aggregate principal amount of the 6.50% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, provided that at least 50% of the aggregate principal amount of the 6.50% Senior Notes remains outstanding after the redemption. Prior to February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium plus accrued and unpaid interest, if any. At any time on or after February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 6.50% Senior Notes plus, in each case, accrued and unpaid interest, if any, to the redemption date. The effective interest rate for the 6.50% Senior Notes is 4.24% after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.

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

On August 4, 2014, Ply Gem Industries launched an exchange offer with respect to the 6.50% Senior Notes issued in January 2014 to exchange $500.0 million 6.50% Senior Notes registered under the Securities Act for $500.0 million of the issued and outstanding 6.50% Senior Notes. The exchange offer is currently scheduled to close on September 5, 2014.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of June 28, 2014, our interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 1.71% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of June 28, 2014, our interest rate on the ABL Facility was approximately 1.73%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of June 28, 2014, Ply Gem Industries had approximately $204.3 million of contractual availability and approximately $204.1 million of borrowing base availability under the ABL Facility, reflecting $40.0 million of borrowings outstanding and approximately $5.7 million of letters of credit and priority payables reserves.

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

Loss on debt modification or extinguishment

As a result of the January 2014 6.50% Senior Notes and Term Loan Facility issuance and the tender, redemption, and repurchase of the 8.25% Senior Secured Notes and the 9.375% Senior Notes (the "January 2014 Refinancing") during the six months ended June 28, 2014, we performed an analysis to determine the proper accounting treatment for the January 2014 Refinancing. Specifically, we evaluated each creditor with ownership in both the new 6.50% Senior Notes and/or Term Loan Facility debt instruments and the old 8.25% Senior Secured Notes and/or 9.375% Senior Notes to determine whether the transaction should be accounted for as a modification or an extinguishment of debt as it relates to each individual creditor. We had approximately $34.4 million of unamortized debt discount and $14.9 million of unamortized debt issuance costs associated with the 8.25% Senior Secured Notes and 9.375% Senior Notes, of which approximately $4.8 million and $2.1 million, respectively, were expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014 as a result of the January 2014 Refinancing.

We also incurred an early tender premium of approximately $61.1 million in conjunction with this transaction, of which approximately $52.6 million was recorded as a discount on the 6.50% Senior Notes and the Term Loan Facility and approximately $8.5 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014. We also expensed approximately $0.3 million for the third party fees for the 8.25% Senior Secured Notes and 9.375% Senior Notes as a result of the January 2014 Refinancing for the year six months ended June 28, 2014. We also incurred approximately $14.7 million of costs associated with the 6.50% Senior Notes and Term Loan Facility, of which approximately $9.2 million was recorded as debt issuance costs and approximately $5.5 million was expensed as a loss on modification of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014. Additionally, we incurred an original issue discount of approximately $2.2 million for the Term Loan Facility, of which approximately $1.9 million was recorded as a discount and approximately $0.3 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014.

As a result of the June 28, 2013 redemption of approximately $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes, we recorded a loss on debt extinguishment of approximately $8.1 million in the condensed consolidated statement of operations for the six months ended June 29, 2013.

As a result of the June 22, 2013 redemption of approximately $64.0 million aggregate principal amount of the 9.375% Senior Notes, we recorded a loss on debt extinguishment of approximately $10.8 million in the condensed consolidated statement of operations for the six months ended June 29, 2013.
Based on the January 2014 Refinancing, we recognized a loss on debt modification or extinguishment of approximately $21.4 million for the six months ended June 28, 2014 and approximately $18.9 million for the three and six months ended June 29, 2013 related to the 2013 redemptions, as summarized in the table below.

(Amounts in thousands)	For the three months ended
	June 28, 2014	June 29, 2013
Loss on extinguishment of debt:
Call premium for 8.25% Senior Secured Notes	$—	$(2,520)
8.25% Senior Secured Notes unamortized discount	—	(3,831)
8.25% Senior Secured Notes unamortized debt issuance costs	—	(1,766)
Call premium for 9.375% Senior Notes	—	(6,000)
9.375% Senior Notes unamortized discount	—	(3,666)
9.375% Senior Notes unamortized debt issuance costs	—	(1,165)
Total loss on debt extinguishment	$—	$(18,948)

(Amounts in thousands)	For the six months ended
	June 28, 2014	June 29, 2013
Loss on extinguishment of debt:
Tender premium	$(8,493)	$—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	(4,773)	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	(2,067)	—
Term Loan Facility unamortized discount	(255)	—
Call premium for 8.25% Senior Secured Notes	—	(2,520)
8.25% Senior Secured Notes unamortized discount	—	(3,831)
8.25% Senior Secured Notes unamortized debt issuance costs	—	(1,766)
Call premium for 9.375% Senior Notes	—	(6,000)
9.375% Senior Notes unamortized discount	—	(3,666)
9.375% Senior Notes unamortized debt issuance costs	—	(1,165)
	(15,588)	(18,948)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	(302)	—
Third party fees for 6.50% Senior Notes and Term Loan Facility	(5,474)	—
	(5,776)	—

Total loss on modification or extinguishment of debt	$(21,364)	$(18,948)

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of June 28, 2014, we had cash and cash equivalents of approximately $15.0 million, approximately $204.3 million of contractual availability under the ABL Facility and approximately $204.1 million of borrowing base availability.

In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we have a potential obligation related to certain tax issues of approximately $3.1 million, including interest of approximately $1.1 million.  The timing of the potential tax payments is unknown.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of $430.0 million on the Term Loan and up to $250.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year for the Term Loan Facility.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.6 million per year. At June 28, 2014, we were not party to any interest rate swaps or caps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and six months ended June 28, 2014, the net impact of foreign currency changes to our results of operations was a gain of approximately $0.5 million and $0.2 million, respectively. The impact of foreign currency changes related to translation resulted in a decrease in stockholders' deficit of approximately $0.4 million for the six months ended June 28, 2014. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. During the six months ended June 28, 2014, we entered into a hedging contract in order to mitigate the exposure risk of currency fluctuation against the Canadian dollar.  At June 28, 2014, our foreign currency hedging contract had a market value of ($0.9) million and is recorded as a increase in stockholders' deficit for the six months ended June 28, 2014.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. According to the London Metal Exchange, the price of aluminum decreased approximately 8.6% for the six months ended June 28, 2014 compared to the six months ended June 29, 2013. Conversely, the average market price for PVC resin was estimated to have increased approximately 8.7% for the six months ended June 28, 2014 compared to the six months ended June 29, 2013.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI increase for the twelve months ended June 2014 was approximately 2.1%.

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
During the six months ended June 28, 2014, a union vote was held at the newly combined Western Canadian entity and the union received a favorable vote. It is expected that the manufacturing operations at that facility will be unionized through ratification of that vote.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of June 28, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 28, 2014 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended June 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control – Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of June 28, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014. The Company does not expect significant changes to its overall internal control structure over financial reporting to result from the transition to the 2013 Framework.

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
101*
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended June 28, 2014, filed on August 8, 2014, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  August 8, 2014

By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Vice Chairman of the Board

Date:  August 8, 2014

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary