Form 10-Q
period 2014-09-27
PLY GEM HOLDINGS INC
filed 2014-11-07
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014
or
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

As of November 7, 2014, there were 67,845,371 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED September 27, 2014

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 5.	Other information	72

Item 6.	Exhibits	72

Signatures		73

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	September 27, 2014	September 28, 2013
Net sales	$437,848	$407,426
Cost of products sold	339,259	323,258
Gross profit	98,589	84,168
Operating expenses:
Selling, general and administrative expenses	51,355	47,597
Amortization of intangible assets	5,307	5,651
Total operating expenses	56,662	53,248
Operating earnings	41,927	30,920
Foreign currency loss	(766)	(376)
Interest expense	(16,300)	(22,045)
Interest income	18	285
Tax receivable agreement liability adjustment	(13,988)	6,669
Income before benefit for income taxes	10,891	15,453
Benefit for income taxes	(10,514)	(1,442)
Net income	$21,405	$16,895
Comprehensive income	$17,282	$20,969
Net income attributable to common shareholders per share:
Basic	$0.32	$0.25
Diluted	$0.32	$0.25
Weighted average shares outstanding:
Basic	67,844,546	67,120,389
Diluted	67,944,470	68,244,727

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the nine months ended
	September 27, 2014	September 28, 2013
Net sales	$1,116,524	$1,032,663
Cost of products sold	890,717	832,389
Gross profit	225,807	200,274
Operating expenses:
Selling, general and administrative expenses	156,391	131,162
Amortization of intangible assets	15,841	14,575
Initial public offering costs	—	23,527
Total operating expenses	172,232	169,264
Operating earnings	53,575	31,010
Foreign currency loss	(517)	(755)
Interest expense	(52,065)	(70,605)
Interest income	64	359
Tax receivable agreement liability adjustment	(14,419)	(1,474)
Loss on modification or extinguishment of debt	(21,364)	(18,948)
Loss before provision (benefit) for income taxes	(34,726)	(60,413)
Provision (benefit) for income taxes	(15,933)	1,676
Net loss	$(18,793)	$(62,089)
Comprehensive loss	$(24,206)	$(60,998)

Basic and diluted net loss per share attributable to common shareholders	$(0.28)	$(1.08)

Basic and diluted weighted average shares outstanding	67,807,801	57,538,917

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	September 27, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$26,782	$69,801
Accounts receivable, less allowances of $4,518 and $4,453, respectively	278,138	140,062
Inventories:
Raw materials	75,858	51,313
Work in process	28,359	23,817
Finished goods	71,490	60,340
Total inventory	175,707	135,470
Prepaid expenses and other current assets	20,502	23,214
Deferred income taxes	6,554	3,178
Total current assets	507,683	371,725
Property and Equipment, at cost:
Land	8,017	4,528
Buildings and improvements	65,670	43,691
Machinery and equipment	360,775	321,614
Total property and equipment	434,462	369,833
Less accumulated depreciation	(273,893)	(258,186)
Total property and equipment, net	160,569	111,647
Other Assets:
Intangible assets, net	155,006	110,012
Goodwill	450,618	420,228
Deferred income taxes	—	5,406
Other	30,986	23,233
Total other assets	636,610	558,879
	$1,304,862	$1,042,251
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$116,976	$82,981
Accrued expenses	147,557	112,940
Current portion of long-term debt	4,300	—
Total current liabilities	268,833	195,921
Deferred income taxes	22,520	17,115
Payable to related parties pursuant to tax receivable agreement	26,042	11,623
Other long-term liabilities	52,398	52,560
Long-term debt, less current portion	1,008,525	817,028

Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 67,845,371 and 67,223,233 issued and outstanding, respectively	678	672
Additional paid-in-capital	744,529	741,789
Accumulated deficit	(810,036)	(791,243)
Accumulated other comprehensive loss	(8,627)	(3,214)
Total stockholders' deficit	(73,456)	(51,996)
	$1,304,862	$1,042,251

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the nine months ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net loss	$(18,793)	$(62,089)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	33,916	32,983
Fair-value premium on purchased inventory	38	2,015
Fair-value decrease of contingent acquisition liability	(264)	(358)
Non-cash restructuring costs	3,012	—
Non-cash interest expense, net	11,606	9,457
Loss on foreign currency transactions	517	755
Non-cash litigation expense	4,593	—
Loss on modification or extinguishment of debt	21,364	18,948
Prepaid management fee write off	—	2,682
Stock based compensation	1,672	1,631
Deferred income taxes	(17,195)	1,765
Tax receivable agreement liability adjustment	14,419	1,474
Increase (reduction) in tax uncertainty, net of valuation allowance	254	(1,279)
Other	(224)	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(102,728)	(75,403)
Inventories	(24,074)	(11,730)
Prepaid expenses and other assets	2,607	(5,181)
Accounts payable	15,180	(4,192)
Accrued expenses	(1,468)	26,552
Payment of advisory termination fee to affiliate	—	(18,852)
Cash payments on restructuring liabilities	(4,412)	(2,893)
Other	4,571	(912)
Net cash used in operating activities	(55,409)	(84,632)
Cash flows from investing activities:
Acquisitions, net of cash acquired and outstanding checks assumed	(130,856)	(99,282)
Capital expenditures	(14,524)	(16,314)
Proceeds from sale of assets	744	24
Net cash used in investing activities	(144,636)	(115,572)
Cash flows from financing activities:
Proceeds from long-term debt	1,067,725	—
Net revolver borrowings (payments)	20,000	(1,000)
Payments on long-term debt	(853,075)	(148,000)
Payment of tender and early call premiums	(61,142)	(8,520)
Net proceeds from issuance of common stock	—	353,407
Proceeds from exercises of employee stock options	1,073	—
Debt issuance costs paid	(16,721)	(62)
Net cash provided by financing activities	157,860	195,825
Impact of exchange rate movements on cash	(834)	301
Net decrease in cash and cash equivalents	(43,019)	(4,078)
Cash and cash equivalents at the beginning of the period	69,801	27,194
Cash and cash equivalents at the end of the period	$26,782	$23,116

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2013 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2014.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2013 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2014 through September 27, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 27, 2014 and September 28, 2013, the condensed consolidated statements of cash flows for the nine months ended September 27, 2014 and September 28, 2013, and the condensed consolidated balance sheets as of September 27, 2014 and December 31, 2013.

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

Initial Public Offering and Related Transactions

As a result of the IPO, the Company expensed within operations approximately $23.5 million in costs associated with the offering that were not directly attributable to the securities offered. The following table summarizes these costs for the nine months ended September 28, 2013. No such costs were incurred during the nine months ended September 27, 2014.

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

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $4.5 million at September 27, 2014 and December 31, 2013.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of September 27, 2014, the Company had inventory purchase commitments of approximately $27.2 million.

Inventory reserves were approximately $10.4 million at September 27, 2014, increasing during the nine months ended September 27, 2014 by $1.5 million compared to the December 31, 2013 reserve balance of approximately $8.9 million.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), (iii) the combined Simonton windows companies in the Windows and Doors segment, (iv) Gienow Canada Inc. ("Gienow Canada") (a combined Western Canadian company created by the January 2014 amalgamation of the Company's legacy Western Canadian business and the Gienow entity acquired in April 2013) in the Windows and Doors segment, and (v) Mitten (formerly known as Mitten, Inc.) in the Siding, Fencing and Stone segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three and nine months ended September 27, 2014.

Goodwill and other intangible assets

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives and are assessed for impairment as necessary.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three and nine months ended September 27, 2014 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $25.1 million and $17.7 million as of September 27, 2014 and December 31, 2013, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets. Amortization of debt issuance costs for the three months ended September 27, 2014 and September 28, 2013 was approximately $0.8 million and $1.2 million, respectively.  Amortization of debt issuance costs for the nine months ended September 27, 2014 and September 28, 2013 was approximately $2.8 million and $3.2 million, respectively. Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  As a result of the 2013 Ply Gem Prime and Ply Gem Holdings merger, U.S. federal income tax returns will be prepared and filed by Ply Gem Holdings on behalf of itself, Ply Gem Industries, Inc. (“Ply Gem Industries”), and its U.S. subsidiaries.  The Company has executed a tax sharing agreement with Ply Gem Industries and Ply Gem Holdings pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  The Company along with its U.S. subsidiaries file a consolidated federal income tax return, separate state income tax returns, combined state returns, and unitary state returns. Gienow Canada and Mitten both file separate Canadian federal income tax returns and separate provincial returns. Simonton will join the filing of the consolidated U.S. federal returns. Simonton will also join the filings of certain combined and unitary state income tax returns as well as continue to file certain state returns on a separate company basis.

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

The Company recorded a loss from foreign currency transactions of approximately $(0.8) million for the three months ended September 27, 2014 and a loss of approximately $(0.4) million for the three months ended September 28, 2013. The Company recorded a loss from foreign currency transactions of approximately $(0.5) million for the nine months ended September 27, 2014 and a loss of approximately $(0.8) million for the nine months ended September 28, 2013. As of September 27, 2014 and December 31, 2013, accumulated other comprehensive loss included a currency translation adjustment of approximately $(5.4) million and $(2.9) million, respectively.

Derivative Financial Instruments
During the nine months ended September 27, 2014, the Company entered into a foreign currency zero-cost collar agreement to hedge approximately $43.0 million of its 2014 non-functional currency inventory purchases to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar.
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
The gains and losses on the derivative contract that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of September 27, 2014, approximately $47,000 of the deferred net loss on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified as cost of goods sold during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.
The fair value of the foreign currency zero-cost collar agreement is estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded liability included in the accompanying condensed consolidated balance sheets is as follows:

(Amounts in thousands)
	September 27, 2014	December 31, 2013
Foreign currency hedge (included in accrued expenses)	$(47)	$—

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$650,000	$625,625	$625,625	$—	$—
Term Loan Facility	428,925	422,491	422,491	—	—
As of September 27, 2014	$1,078,925	$1,048,116	$1,048,116	$—	$—
Liabilities:
Senior Notes-9.375%	$96,000	$103,440	$103,440	$—	$—
Senior Secured Notes-8.25%	756,000	805,140	805,140	—	—
As of December 31, 2013	$852,000	$908,580	$908,580	$—	$—

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

The Company was in a net loss position for the nine months ended September 27, 2014 and for the nine months ended September 28, 2013 and therefore the impact of stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share for those specific periods, as the inclusion of such amounts would be anti-dilutive.

The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.1 million shares of common stock for the three months ended September 27, 2014 and excluded approximately 0.1 million shares of common stock for the nine months ended September 27, 2014. The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.2 million shares of common stock for the three months ended September 28, 2013 and excluded approximately 0.2 million shares of common stock for the nine months ended September 28, 2013. Under the treasury stock method, the inclusion of these stock awards would have been anti-dilutive.

Prior to the IPO, the Company issued a total of 48,962,494 shares of common stock in connection with the merger of Ply Gem Prime into Ply Gem Holdings. Therefore, for purposes of EPS, the Company had 48,962,494 shares of common stock outstanding for the 2013 period through May 23, 2013. The Company calculated the amounts as net loss divided by the 48,962,494 shares of common stock outstanding for the 2013 period through May 23, 2013 plus the weighted-average shares outstanding subsequent to the IPO on May 23, 2013 through September 28, 2013. Prior to the IPO, all options and unvested restricted shares were instruments that were exercisable into Ply Gem Prime stock. Subsequently, those options and unvested restricted share grants were converted into Ply Gem Holdings instruments and as such will be treated prospectively from the date of the IPO for the calculation of dilutive income per share.

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

2.   ACQUISITIONS

Simonton

On September 19, 2014, Ply Gem completed an acquisition for cash consideration of approximately $130.0 million to acquire the capital stock of Fortune Brands Windows Inc., and its direct and indirect wholly owned subsidiaries Simonton Building Products LLC, Simonton Industries, Inc., Simonton Windows, Inc., and SimEx, Inc. Fortune Brand Windows’ name has subsequently been changed to Simonton Windows & Doors, Inc. (“Simonton”). Simonton is a premier repair and remodeling window company with leading brand recognition within this market which will provide the Company with long-term value. Simonton manufactures top quality vinyl windows and doors and provides industry-leading customization options, delivery times, and customer service. Simonton has manufacturing plant locations in California, Illinois, and West Virginia with administrative offices in Ohio. The Simonton acquisition will balance our end window market mix by moving our market exposure to approximately 60% and 40% for the new construction and repair and remodeling markets, respectively, as compared to the approximate 80% and 20% legacy split for the Company’s window business. By incorporating the Company’s siding net sales, the Company’s market exposure is expected to be approximately 50% and 50% for the new construction and repair and remodeling markets, respectively. Simonton will strategically fit into the Company’s existing footprint and broaden our service offering to existing and new customers within the building product industry. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Simonton based upon fair values as of the acquisition date.

Since the acquisition was recently completed on September 19, 2014, the final acquisition accounting allocation remains subject to further adjustments. The specific accounts subject to ongoing purchase accounting adjustments include various income tax assets and liabilities, accounts receivable, inventories, prepaid expenses and other current assets, property and equipment, goodwill, intangibles, accounts payable, accrued expenses, and other liabilities. Therefore, the measurement date remains open as of September 27, 2014, and the preliminary acquisition accounting allocation detailed below is subject to adjustment. The Company anticipates completing these acquisition accounting adjustments during 2015.

The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair value, as follows:

(Amounts in thousands)
Cash	$(856)
Accounts receivable	37,269
Inventories	17,673
Prepaid expenses and other current assets	2,233
Property and equipment	53,655
Intangible assets	62,170
Goodwill	32,344
Other assets	426
Accounts payable and accrued expenses	(45,555)
Deferred income taxes	(24,979)
Other liabilities	(4,380)
$130,000

The $32.3 million of goodwill was allocated to the Windows and Doors segment and none of the goodwill is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized after the Company’s acquisition of Simonton. As of the acquisition date and as of September 27, 2014, Simonton was in a net deferred tax liability position, which was evaluated with the Company’s existing net deferred tax asset position as of September 27, 2014 considering the Company’s full valuation allowance position. This resulted in a reversal of approximately $25.0 million in the Company's valuation allowance during the three and nine months ended September 27, 2014. The reversal was recorded in the Company's condensed consolidated statement of operations and comprehensive income (loss) in the provision (benefit) for income taxes.
For the three and nine months ended September 27, 2014, Simonton contributed net sales of approximately $7.2 million from the acquisition date (September 19, 2014), which has been included within the Company’s condensed consolidated statement of operations and comprehensive income (loss). If the Simonton acquisition would have occurred at the beginning of 2013, the Company’s consolidated net sales would have been $1,344.4 million and $1,251.7 million for the nine months ended September 27, 2014 and September 28, 2013, respectively, with a net loss of $18.8 million and $66.2 million for the nine months ended September 27, 2014 and September 28, 2013, respectively.
During the three and nine months ended September 27, 2014, the Company incurred $0.6 million of acquisition-related costs for Simonton. These expenses are included in selling, general, and administrative expense in the Company’s condensed consolidated statement of operations and comprehensive income (loss) within the Windows and Doors segment.

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
$76,820

The allocation reflects a $2.1 million working capital adjustment that was recognized during the fourth quarter of 2013. The $26.1 million of goodwill was allocated to the Siding, Fencing and Stone segment and none of the goodwill is expected to be deductible for tax purposes.

3.   GOODWILL

The Company records the excess of the fair value of the acquisition consideration over the net tangible and intangible assets of acquired companies as goodwill.  The Company performs an annual test for goodwill impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company has two reporting units: (1) Siding, Fencing and Stone and (2) Windows and Doors.  Separate valuations are performed for each of these reporting units in order to test for impairment.

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2013 and no impairment indicators which would trigger an interim impairment test during the three and nine months ended September 27, 2014. However, the Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets or the Company's market capitalization could result in goodwill impairments.

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

The reporting unit goodwill balances were as follows as of September 27, 2014 and December 31, 2013:

(Amounts in thousands)
	September 27, 2014	December 31, 2013
Siding, Fencing and Stone	$344,970	$346,140
Windows and Doors	105,648	74,088
	$450,618	$420,228

The changes in the goodwill balances from December 31, 2013 to September 27, 2014 relate to currency translation adjustments and the additional $32.3 million of goodwill established in the Simonton acquisition as described in Note 2. A goodwill rollforward for 2014 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of December 31, 2013
Goodwill	$401,861	$468,367
Accumulated impairment losses	(327,773)	(122,227)
	$74,088	$346,140
Currency translation adjustments	(784)	(1,170)
Simonton acquisition	32,344	—
Balance as of September 27, 2014
Goodwill	433,421	467,197
Accumulated impairment losses	(327,773)	(122,227)
	$105,648	$344,970

4.   INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of September 27, 2014 and December 31, 2013:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of September 27, 2014
Patents	14	$12,770	$(9,958)	$2,812
Trademarks/Tradenames	11	117,660	(69,304)	48,356
Customer relationships	13	221,155	(118,962)	102,193
Other	5	4,390	(2,745)	1,645
Total intangible assets	12	$355,975	$(200,969)	$155,006

As of December 31, 2013:
Patents	14	$12,770	$(9,250)	$3,520
Trademarks/Tradenames	10	91,884	(65,801)	26,083
Customer relationships	12	187,055	(107,721)	79,334
Other	5	3,427	(2,352)	1,075
Total intangible assets	12	$295,136	$(185,124)	$110,012

Estimated amortization expense for the fiscal years 2014 through 2018 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2014 (remainder of year)	$5,723
2015	25,051
2016	24,374
2017	20,511
2018	19,731

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax is comprised of the following:

(Amounts in thousands)	For the three months ended		For the nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income (loss)	$21,405	$16,895	$(18,793)	$(62,089)
Foreign currency translation adjustment	(5,009)	4,074	(5,366)	1,091
Unrealized gain (loss) on derivative instrument	886	—	(47)	—
Comprehensive income (loss)	$17,282	$20,969	$(24,206)	$(60,998)

6.   LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at September 27, 2014 and December 31, 2013 consists of the following:

(Amounts in thousands)
	September 27, 2014	December 31, 2013
Senior secured asset based revolving credit facility	$20,000	$—
Term Loan due 2021, net of unamortized early tender premium
and discount of $33,658 and $0, respectively	395,267	—
6.50% Senior notes due 2022, net of unamortized early tender premium
and discount of $52,442 and $0, respectively	597,558	—
8.25% Senior secured notes due 2018, net of unamortized early
tender premium and discount of $0 and $30,426, respectively	—	725,574
9.375% Senior notes due 2017, net of unamortized
discount of $0 and $4,546, respectively	—	91,454
	$1,012,825	$817,028
Less current portion of long-term debt	(4,300)	—
	$1,008,525	$817,028

Recent developments

As described in the following paragraph, Ply Gem Industries modified its debt structure during the nine months ended September 27, 2014. On January 30, 2014, Ply Gem Industries completed an offering of $500.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “6.50% Senior Notes”) and also entered into a $430.0 million senior secured term loan facility due 2021 (the “Term Loan Facility”). The approximate $927.9 million of net proceeds from the issuance of the 6.50% Senior Notes and the borrowings under the Term Loan Facility were used by Ply Gem Industries to purchase all of its 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") and 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") tendered in the tender offers described below, to satisfy and discharge the remaining obligations under the indentures governing the 8.25% Senior Secured Notes and 9.375% Senior Notes and to pay related fees and expenses.

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

On September 19, 2014, Ply Gem Industries issued an additional $150.0 million aggregate principal amount of its 6.50% Senior Notes (“Senior Tack-on Notes”).  The net proceeds from the transaction were approximately $138.0 million after deducting $10.1 million for the debt discount and $1.9 million in transaction costs. The proceeds from the issuance of the Senior Tack-on Notes and approximately $3.1 million of cash on hand were used by Ply Gem Industries to fund Ply Gem Industries’ purchase of all the issued and outstanding shares of common stock of Simonton, to pay fees and expenses related to the offering of the Senior Tack-on Notes and the Simonton acquisition and for general corporate purposes, including the repayment of approximately $10.0 million of indebtedness under the Company’s senior secured asset-backed revolving credit facility (the "ABL Facility"). The additional $150.0 million of 6.50% Senior Tack-on Notes have the same terms and covenants as the original $500.0 million of 6.50% Senior Notes due 2022. The 6.50% Senior Notes originally issued in January 2014 and the Senior Tack-on Notes issued in September 2014 (collectively, the "6.50% Senior Notes") will mature on February 1, 2022 and bear interest at the rate of 6.50%.

6.50% Senior Notes due 2022

On January 30, 2014, Ply Gem Industries issued $500.0 million of 6.50% Senior Notes at par. On September 19, 2014, Ply Gem Industries issued an additional $150.0 million of 6.50% Senior Notes at a discount of approximately $10.1 million. Interest accrues at 6.50% per annum and is paid semi-annually on February 1 and August 1 of each year. The 6.50% Senior Notes will mature on February 1, 2022.

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

On September 5, 2014, Ply Gem Industries completed an exchange offer with respect to the 6.50% Senior Notes issued in January 2014 to exchange $500.0 million 6.50% Senior Notes registered under the Securities Act for $500.0 million of the issued and outstanding 6.50% Senior Notes. Upon completion of the exchange offer, all $500.0 million of issued and outstanding 6.50% Senior Notes were registered under the Securities Act.  However, the $150.0 million of Senior Tack-on Notes issued in September 2014 have not yet been registered under the Securities Act.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of September 27, 2014, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 1.76% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

Senior Secured Asset Based Revolving Credit Facility due 2018

On November 1, 2013, Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Ply Gem Canada, Gienow Canada Inc., and Mitten Inc. (together with Ply Gem Canada and Gienow, the “Canadian Borrowers”) entered into an amended and restated credit agreement governing the ABL Facility. Among other things, the amendment and restatement of the credit agreement governing the ABL Facility: (i) increased the overall facility to $250.0 million from $212.5 million, (ii) increased the accordion feature to $100.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.50% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) increased the amount available under the ABL Facility to Ply Gem Industries' Canadian subsidiaries to $50.0 million. In November 2014, the Company exercised a portion of the accordion feature under the ABL Facility for $50.0 million, or 50% of the eligible accordion, increasing the ABL Facility from $250.0 million to $300.0 million to primarily account for the additional borrowing base acquired from Simonton. Under the terms of the ABL Facility, the Company has the ability to further increase the revolving commitments up to another $50.0 million to $350.0 million, subject to certain terms and conditions. All outstanding loans under the ABL Facility are due and payable in full on November 1, 2018. Under the ABL Facility, $250.0 million is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers. The following summary describes the ABL Facility after giving effect to the amendment and restatement. As a result of the ABL Facility amendment in which the loan syndication consisted of previous members who either maintained or increased their position as well as new syndication members, the Company capitalized new debt issuance costs of $1.3 million and will amortize these costs through 2018.

The ABL Facility provides for revolving credit financing of up to $300.0 million subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans and borrowings in Canadian dollars and United States dollars, $250.0 million of the ABL Facility is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of September 27, 2014, the Company’s interest rate on the ABL Facility was approximately 1.72%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of September 27, 2014, Ply Gem Industries had approximately $224.3 million of contractual availability and approximately $221.4 million of borrowing base availability under the ABL Facility, reflecting $20.0 million of borrowings outstanding and approximately $5.7 million of letters of credit and priority payables reserves.

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

Loss on debt modification or extinguishment

As a result of the January 2014 6.50% Senior Notes and Term Loan Facility issuance and the tender, redemption, and repurchase of the 8.25% Senior Secured Notes and the 9.375% Senior Notes (the "January 2014 Refinancing") during the nine months ended September 27, 2014, the Company performed an analysis to determine the proper accounting treatment for the January 2014 Refinancing. Specifically, the Company evaluated each creditor with ownership in both the new 6.50% Senior Notes and/or Term Loan Facility debt instruments and the old 8.25% Senior Secured Notes and/or 9.375% Senior Notes to determine whether the transaction should be accounted for as a modification or an extinguishment of debt as it relates to each individual creditor. The Company had approximately $34.4 million of unamortized debt discount and $14.9 million of unamortized debt issuance costs associated with the 8.25% Senior Secured Notes and 9.375% Senior Notes, of which approximately $4.8 million and $2.1 million, respectively, were expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 27, 2014 as a result of the January 2014 Refinancing.

The Company also incurred an early tender premium of approximately $61.1 million in conjunction with this transaction, of which approximately $52.6 million was recorded as a discount on the 6.50% Senior Notes and the Term Loan Facility and approximately $8.5 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 27, 2014. The Company also expensed approximately $0.3 million for the third party fees for the 8.25% Senior Secured Notes and 9.375% Senior Notes as a result of the January 2014 Refinancing for the nine months ended September 27, 2014. The Company also incurred approximately $14.7 million of costs associated with the 6.50% Senior Notes and Term Loan Facility, of which approximately $9.2 million was recorded as debt issuance costs and approximately $5.5 million was expensed as a loss on modification of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 27, 2014. Additionally, the Company incurred an original issue discount of approximately $2.2 million for the Term Loan Facility, of which approximately $1.9 million was recorded as a discount and approximately $0.3 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 27, 2014.

As a result of the June 28, 2013 redemption of approximately $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes, the Company recorded a loss on debt extinguishment of approximately $8.1 million in the condensed consolidated statement of operations for the nine months ended September 28, 2013.

As a result of the June 22, 2013 redemption of approximately $64.0 million aggregate principal amount of the 9.375% Senior Notes, the Company recorded a loss on debt extinguishment of approximately $10.8 million in the condensed consolidated statement of operations for the nine months ended September 28, 2013.
Based on the January 2014 Refinancing, the Company recognized a loss on debt modification or extinguishment of approximately $21.4 million for the nine months ended September 27, 2014 and approximately $18.9 million for the nine months ended September 28, 2013 related to the 2013 redemptions, as summarized in the table below.

(Amounts in thousands)	For the nine months ended
	September 27, 2014	September 28, 2013
Loss on extinguishment of debt:
Tender premium	$(8,493)	$—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	(4,773)	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	(2,067)	—
Term Loan Facility unamortized discount	(255)	—
Call premium for 8.25% Senior Secured Notes	—	(2,520)
8.25% Senior Secured Notes unamortized discount	—	(3,831)
8.25% Senior Secured Notes unamortized debt issuance costs	—	(1,766)
Call premium for 9.375% Senior Notes	—	(6,000)
9.375% Senior Notes unamortized discount	—	(3,666)
9.375% Senior Notes unamortized debt issuance costs	—	(1,165)
	(15,588)	(18,948)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	(302)	—
Third party fees for 6.50% Senior Notes and Term Loan Facility	(5,474)	—
	(5,776)	—

Total loss on modification or extinguishment of debt	$(21,364)	$(18,948)

7.   PENSION PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended		For the nine months ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Service cost	$—	$29	$—	$87
Interest cost	476	440	1,427	1,320
Expected return on plan assets	(567)	(513)	(1,702)	(1,539)
Amortization of loss	116	234	347	702
Net periodic benefit expense	$25	$190	$72	$570

8.   COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets of approximately $3.0 million and $3.1 million at September 27, 2014 and December 31, 2013, respectively.  As of September 27, 2014 and December 31, 2013, the Company has recorded liabilities related to these indemnifications of approximately $0.5 million and $0.4 million, respectively, in current liabilities and $2.5 million and $2.7 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	September 27, 2014	December 31, 2013
Product claim liabilities	$140	$140
Multi-employer pension plan withdrawal liability	2,251	2,362
Other	647	576
	$3,038	$3,078

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of September 27, 2014 and December 31, 2013, warranty liabilities of approximately $11.4 million and $10.9 million, respectively, have been recorded in current liabilities and approximately $32.1 million and $31.6 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended		For the nine months ended
(Amounts in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Balance, beginning of period	$40,397	$40,554	$42,466	$37,870
Acquisitions - Simonton, Gienow, and Mitten	5,370	—	5,370	4,675
Warranty expense during period	2,897	3,827	8,209	8,197
Settlements made during period	(5,148)	(4,012)	(12,529)	(10,373)
Balance, end of period	$43,516	$40,369	$43,516	$40,369

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

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, entered into an Administrative Order on Consent, effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Administrative Order on Consent, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the RCRA Facility Investigation Workplan (the "Workplan"), and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at September 27, 2014 and December 31, 2013.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of September 27, 2014, no recovery has been recognized on the Company’s condensed consolidated balance sheet, but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (“VOC”) (predominantly trichloroethene (“TCE”)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (“NPL”) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010, however the facility has not received any official communications concerning this sampling event or the addition of the groundwater contamination site to the NPL. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify the Company with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the strength of Alcan’s financial condition as well as the terms and limits of the indemnity.

The Company is currently involved in environmental proceedings involving Gienow Canada Inc. (f/k/a Ply Gem Canada, Inc.) and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and the Company may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania), Mastic Home Exteriors, Inc. (“MHE”) (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina), and Simonton (relating to closed lagoons and certain contamination in Paris, Illinois as well as certain contamination associated with certain 7-Eleven convenience food stores). Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. are to indemnify the Company for certain environmental liabilities in excess of $2.5 million, including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina. Under the stock purchase agreement governing the Simonton acquisition, Fortune Brands Windows & Doors, Inc., is to indemnify the Company for any environmental claims associated with the 7-Eleven convenience food stores.  Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While the Company had assumed an obligation to indemnify the purchaser of our former subsidiary when the Company sold Hoover Treated Wood Products, Inc., the Company's obligation has been novated and assumed by Nortek. The Company's ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.
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

During 2014, MW engaged in mediation sessions with plaintiffs’ counsel for both the Gulbankian and Hartshorn cases. MW signed a settlement agreement with plaintiffs as of April 18, 2014 that would settle both the Gulbankian and Hartshorn cases on a nationwide basis (the “Vinyl Clad Settlement Agreement”). The Court granted preliminary approval of this settlement on May 23, 2014. If the Court grants final approval, the Vinyl Clad Settlement Agreement provides for a cash payment for eligible consumers submitting qualified claims showing, among other requirements, certain damage to the frames of their MW vinyl clad windows. Under the Vinyl Clad Settlement Agreement, MW has also agreed to pay attorneys' fees and costs to plaintiffs' counsel in an amount not to exceed $2.5 million. The Court will make a determination regarding counsel’s fees and costs upon final approval of the settlement. The Vinyl Clad Settlement Agreement provides that this settlement would apply to any and all MW vinyl clad windows manufactured from January 1, 1987 through May 23, 2014. While a final approval hearing occurred on October 29, 2014, the Court has not issued a ruling. It is expected that, if the settlement receives final approval, it will result in the dismissal of Karl Memari v. Ply Gem Prime Holdings, Inc. et al., another pending lawsuit discussed below that is seeking class certification with respect to vinyl clad windows manufactured by MW. The settlement is not final until the Court grants final approval of the settlement, and the Court may, in its sole discretion, determine not to grant final approval of the settlement. If the Court does not grant final approval of the settlement, the Vinyl Clad Settlement Agreement will not be binding on the parties. The Company and MW deny all liability in the settlement and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and agreed to settle the litigation to avoid these.

As a result of this settlement, the Company recognized a $5.0 million expense during the nine months ended September 27, 2014 within selling, general, and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income (loss) in the Company's Windows and Doors segment. It is possible that the Company may incur costs in excess of the recorded amounts; however, the Company currently expects that the total net cost to resolve the lawsuits will not exceed approximately $5.0 million. Approximately $4.6 million of this liability is currently outstanding, with $2.6 million as a current liability within accrued expenses and $2.0 million as a noncurrent liability within other long-term liabilities in the Company’s condensed consolidated balance sheet as of September 27, 2014.

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

In J-Channel Industries Corporation v. Lowe’s Companies, Inc., and Ply Gem Industries, Inc., a purported patent infringement case filed in August 2013 in the United States District Court for the Eastern Division of Tennessee, Northern Division, plaintiff, a wholly owned subsidiary of CopyTele, Inc., a company specializing in patent monetization and patent assertion, alleged damages as a result of patent infringement by certain windows having an integrated “j-channel” feature. The plaintiff sought a variety of relief, including (i) economic and compensatory damages and (ii) attorneys' fees and costs of litigation. This action was settled and paid during the three and nine months ended September 27, 2014.

In re Ply Gem Holdings, Inc., Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s IPO. It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. The Company believes the purported federal securities class action is without merit and will vigorously defend against the lawsuit.

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

9.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at September 27, 2014 and December 31, 2013:

(Amounts in thousands)	September 27, 2014	December 31, 2013
Insurance	$9,292	$3,926
Employee compensation and benefits	17,445	8,916
Sales and marketing	42,989	34,215
Product warranty	11,387	10,861
Accrued freight	2,701	1,350
Accrued interest	9,813	25,477
Accrued environmental liability	456	463
Accrued pension	2,258	2,258
Accrued sales returns and discounts	4,063	3,263
Accrued taxes	4,418	3,433
Litigation accrual	2,594	—
Other	40,141	18,778
	$147,557	$112,940

Other long-term liabilities consist of the following at September 27, 2014 and December 31, 2013:

(Amounts in thousands)	September 27, 2014	December 31, 2013
Insurance	$2,043	$2,213
Pension liabilities	5,176	6,622
Multi-employer pension withdrawal liability	2,251	2,362
Product warranty	32,129	31,605
Long-term product claim liability	140	140
Long-term environmental liability	1,227	1,247
Liabilities for tax uncertainties	3,188	2,934
Litigation accrual	2,000	—
Other	4,244	5,437
	$52,398	$52,560

Long-term incentive plan

The Company has a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize key employees. During the three months ended September 27, 2014 and September 28, 2013, the Company recognized a LTIP expense of $0.5 million and $0.2 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). During the nine months ended September 27, 2014 and September 28, 2013, the Company recognized a LTIP expense of $1.5 million and $1.1 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The LTIP liability is $3.3 million and $4.6 million as of September 27, 2014 and December 31, 2013, respectively, of which $2.3 million and $2.9 million has been recorded within accrued expenses and $1.0 million and $1.7 million in other long-term liabilities in the condensed consolidated balance sheets as of September 27, 2014 and December 31, 2013, respectively.

Other liabilities

During the three months ended September 27, 2014 and September 28, 2013, the Company made approximately $1.1 million and $1.0 million, in cash payments on restructuring liabilities, respectively. During the nine months ended September 27, 2014 and September 28, 2013, the Company made approximately $4.4 million and $2.9 million, in cash payments on restructuring liabilities, respectively. These payments were for a restructuring and integration program implemented in Western Canada and general back office centralization efforts incurred as well as product simplification costs incurred for the entire Windows and Doors segment.

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
For the nine months ended September 27, 2014, the Company's estimated effective income tax rate was approximately 9.3%, which varied from the statutory rate primarily due to state income tax expense, valuation allowance, tax contingencies, and foreign income taxes. The effective tax rate including discrete items was 45.9%. The tax benefit for the three and nine months ended September 27, 2014 is approximately $10.5 million and $15.9 million, respectively.

Valuation allowance
As of September 27, 2014, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. During the nine months ended September 27, 2014, the Company established a full valuation allowance on its deferred tax assets for Gienow Canada of approximately $7.9 million as a result of its operating performance and challenges associated with combining two separate manufacturing facilities into a single facility.
As a result of the Simonton acquisition on September 19, 2014, the Company evaluated Simonton's net deferred tax liability position with Ply Gem's full valuation allowance position, which resulted in a $25.0 million reversal of valuation allowance during the three and nine months ended September 27, 2014. All of the Company's subsidiaries, excluding Mitten, are in a full valuation allowance position as of September 27, 2014. Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company currently has book goodwill of approximately $20.2 million that is not amortized, which results in a deferred tax liability of approximately $6.2 million at September 27, 2014. Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets. The Company continues to evaluate its ability to realize the net deferred tax assets and its estimates are subject to change.
Tax uncertainties
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. Certain income tax returns are currently under examination by various taxing authorities. During the nine months ended September 27, 2014, the Company increased its tax contingency reserve by approximately $0.3 million as a result of interest accrued on existing uncertain tax positions.
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

As of September 27, 2014, the Company had a non-current liability of approximately $26.0 million for the amount due pursuant to the Tax Receivable Agreement related to NOL carryovers. The Company recognized a $14.0 million and $14.4 million expense for the change in this liability during the three and nine months ended September 27, 2014, respectively, mostly as a result of Simonton's net deferred tax liabilities acquired which will create future taxable income to utilize net operating loss carryforwards.

Other
As of September 27, 2014, the Company has not established U.S. deferred taxes on unremitted earnings of the Company’s foreign subsidiaries. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.
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

11.   STOCK-BASED COMPENSATION

A rollforward of stock options outstanding during the nine months ended September 27, 2014 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2014	3,285,750	$11.04	5.24
Granted	151,147	15.11	—
Exercised	(618,615)	1.76	—
Forfeited or expired	(105,494)	10.85	—
Balance at September 27, 2014	2,712,788	$13.39	5.71

In connection with the merger in conjunction with the IPO, options to purchase shares of common stock of Ply Gem Prime were converted into 3,386,008 options to purchase shares of Ply Gem Holdings common stock with adjustments to the per share exercise prices.

As of September 27, 2014, 2,091,234 options were 100% vested.  At September 27, 2014, the Company had approximately $2.4 million of total unrecognized compensation expense that will be recognized over the weighted average period of 1.80 years.  The Company recorded compensation expense of $0.6 million and $0.6 million for the three months ended September 27, 2014 and September 28, 2013, respectively, and $1.5 million and $1.5 million for the nine months ended September 27, 2014 and September 28, 2013, respectively, related to the vesting of these options.

Restricted stock

During December 2012, the Company issued 3,886 restricted shares of common stock to each of three independent members of the Board of Directors.  These shares will vest over the 2012 through 2013 twelve month period and the Company is expensing these items ratably over the twelve month period up to the vesting date. During the three and nine months ended September 28, 2013, the Company expensed $45,000 and $90,000, respectively, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

During March 2014, the Company issued 3,523 restricted shares of common stock to each of three independent members of the Board of Directors.  These shares will vest over the approximate ten-month period to December 31, 2014 and the Company is expensing these items ratably over the ten-month period up to the vesting date. One issuance of these shares, or 3,523 shares, became immediately fully vested during May 2014. Additionally during May 2014, the Company issued 5,240 restricted shares of common stock to each of the two new independent members of the Board of Directors.  These shares will vest over the approximate eight-month period to December 31, 2014 and the Company is expensing these items ratably over the eight-month period up to the vesting date. During the three and nine months ended September 27, 2014, the Company expensed approximately $76,000 and $182,000, respectively, related to all of these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

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

Following is a summary of the Company’s segment information:

	For the three months ended		For the nine months ended
(Amounts in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net sales
Siding, Fencing and Stone	$244,416	$228,214	$609,419	$565,010
Windows and Doors	193,432	179,212	507,105	467,653
	$437,848	$407,426	$1,116,524	$1,032,663
Operating earnings (loss)
Siding, Fencing and Stone	$44,756	$39,476	$89,484	$92,998
Windows and Doors	3,773	(4,489)	(17,793)	(22,549)
Unallocated	(6,602)	(4,067)	(18,116)	(39,439)
	$41,927	$30,920	$53,575	$31,010

	Total assets as of
	September 27, 2014	December 31, 2013
Total assets
Siding, Fencing and Stone	$722,440	$655,252
Windows and Doors	540,793	305,789
Unallocated	41,629	81,210
	$1,304,862	$1,042,251

13.  RELATED PARTY TRANSACTIONS

Under the General Advisory Agreement (the “General Advisory Agreement”) the Company entered into with CI Capital Partners LLC (“CI Capital Partners”), formerly Caxton-Iseman Capital LLC, CI Capital Partners provided the Company with acquisition and financial advisory services as the Board of Directors reasonably requested.  Under the General Advisory Agreement the Company paid and expensed, as a component of selling, general, and administrative expenses, a management fee of approximately $0.0 million and $0.4 million for the three and nine months ended September 28, 2013, respectively. The General Advisory Agreement was terminated in May 2013 and as a result, no management fee was paid during the three and nine months ended September 27, 2014.

During 2012, the Company and CI Capital Partners amended the General Advisory Agreement to, among other things, extend the term for a period of ten years to November 6, 2022. In connection with the IPO in May 2013, the General Advisory Agreement was terminated prior to the end of the initial term, as such, Ply Gem Industries paid to CI Capital Partners an amount equal to the present value of the annual advisory fees that would have been payable for three years, based on the Company’s cost of funds to borrow amounts under the Company’s senior credit facilities. This payment of approximately $18.9 million was made in May 2013 and was expensed within initial public offering costs in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 28, 2013. The Company also expensed approximately $2.7 million of the 2013 capitalized advisory fees paid to CI Capital Partners as a result of the termination within initial public offering costs in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 28, 2013. The Company also paid CI Capital Partners approximately $0.4 million for advisory services in connection with the Gienow acquisition during the nine months ended September 28, 2013 and this amount was expensed within selling, general, and administrative expenses in the condensed consolidated statement of operations and comprehensive income (loss) during the nine months ended September 28, 2013.

In May 2013, the Company finalized an agreement with the Company's President and Chief Executive officer providing a one-time cash bonus of $1.5 million upon the successful completion of an IPO prior to December 31, 2013, subject to his continued employment with the Company through this date. This bonus agreement was made in lieu of any benefits that the President and Chief Executive Officer may have received under the Tax Receivable Agreement and was paid during May 2013 and expensed within initial public offering costs in the condensed consolidated statement of operations and comprehensive income (loss) during the nine months ended September 28, 2013.

14.   RESTRUCTURING

On September 30, 2013, the Company announced that it will realign production across two manufacturing facilities in Calgary, Alberta, Canada, in an effort to improve the Company’s overall operating efficiency. The two manufacturing facilities resulted from the Company’s acquisition of Gienow, completed in April 2013, combined with the pre-existing manufacturing facility of Ply Gem Canada. These realignment plans include shifting the majority of the vinyl window and door production into Gienow’s manufacturing facility in Calgary, Alberta, Canada, while maintaining wood window and door production in Ply Gem Canada’s manufacturing facility also located in Calgary, Alberta, Canada. In connection with this realignment, distribution was realigned across Gienow and Ply Gem Canada distribution centers in Western Canada.

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

The following table summarizes the Company's restructuring activity for the nine months ended September 27, 2014:

(Amounts in thousands)	Accrued as of	Adjustments	Expensed	Cash payments	Accrued as of
	December 31, 2013	during 2014	during 2014	during 2014	September 27, 2014
Western Canada
Severance costs	$603	$(80)	$49	$(485)	$87
Contract terminations	157	(24)	—	—	133
Equipment removal and other	533	(69)	2,963	(3,350)	77
	$1,293	$(173)	$3,012	$(3,835)	$297

The adjustments incurred in the nine months ended September 27, 2014 related to the foreign currency translation impact of the related balances during the period.

The Company recorded restructuring costs in selling, general and administrative expenses in the condensed consolidated statements of operations in the periods and segments shown in the following table:

	For the three months ended		For the nine months ended
(Amounts in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Siding, Fencing and Stone	$—	$—	$—	$—
Windows and Doors	819	—	3,012	—
	$819	$—	$3,012	$—

15.   GUARANTOR/NON-GUARANTOR

The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of September 27, 2014 and December 31, 2013, and for the three and nine months ended September 27, 2014 and September 28, 2013.  The non-guarantor information presented represents our Canadian subsidiaries: Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended September 27, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$352,856	$84,992	$—	$437,848
Cost of products sold	—	—	275,938	63,321	—	339,259
Gross profit	—	—	76,918	21,671	—	98,589
Operating expenses:
Selling, general and
administrative expenses	—	6,602	28,502	16,251	—	51,355
Intercompany administrative
charges	—	—	4,528	1,047	(5,575)	—
Amortization of intangible assets	—	—	4,008	1,299	—	5,307
Total operating expenses	—	6,602	37,038	18,597	(5,575)	56,662
Operating earnings (loss)	—	(6,602)	39,880	3,074	5,575	41,927
Foreign currency loss	—	—	—	(766)	—	(766)
Intercompany interest	—	13,328	(11,723)	(1,605)	—	—
Interest expense	—	(16,296)	(4)	—	—	(16,300)
Interest income	—	1	4	13	—	18
Tax receivable agreement liability adjustment	—	(13,988)	—	—	—	(13,988)
Intercompany administrative income	—	5,575	—	—	(5,575)	—
Income (loss) before equity in
subsidiaries' income	—	(17,982)	28,157	716	—	10,891
Equity in subsidiaries' income	21,405	39,387	—	—	(60,792)	—
Income before provision
(benefit) for income taxes	21,405	21,405	28,157	716	(60,792)	10,891
Provision (benefit) for income taxes	—	—	(11,159)	645	—	(10,514)
Net income	$21,405	$21,405	$39,316	$71	$(60,792)	$21,405

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(5,009)	—	(5,009)
Unrealized gain on derivative instrument	—	—	—	886	—	886
Total comprehensive income (loss)	$21,405	$21,405	$39,316	$(4,052)	$(60,792)	$17,282

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the three months ended September 28, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$316,548	$90,878	$—	$407,426
Cost of products sold	—	—	256,912	66,346	—	323,258
Gross profit	—	—	59,636	24,532	—	84,168
Operating expenses:
Selling, general and
administrative expenses	—	4,067	26,780	16,750	—	47,597
Intercompany administrative
charges	—	—	4,235	1,941	(6,176)	—
Amortization of intangible assets	—	—	4,221	1,430	—	5,651
Total operating expenses	—	4,067	35,236	20,121	(6,176)	53,248
Operating earnings (loss)	—	(4,067)	24,400	4,411	6,176	30,920
Foreign currency loss	—	—	—	(376)	—	(376)
Intercompany interest	—	17,842	(17,509)	(333)	—	—
Interest expense	—	(22,070)	(9)	34	—	(22,045)
Interest income	—	1	165	119	—	285
Tax receivable agreement liability adjustment	—	6,669	—	—	—	6,669
Intercompany administrative income	—	6,176	—	—	(6,176)	—
Income before equity in
subsidiaries' income	—	4,551	7,047	3,855	—	15,453
Equity in subsidiaries' income	16,895	12,344	—	—	(29,239)	—
Income before provision (benefit)
for income taxes	16,895	16,895	7,047	3,855	(29,239)	15,453
Provision (benefit) for income taxes	—	—	(2,124)	682	—	(1,442)
Net income	$16,895	$16,895	$9,171	$3,173	$(29,239)	$16,895

Other comprehensive income:
Foreign currency translation adjustments	—	—	—	4,074	—	4,074
Total comprehensive income	$16,895	$16,895	$9,171	$7,247	$(29,239)	$20,969

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 27, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$905,393	$211,131	$—	$1,116,524
Cost of products sold	—	—	728,675	162,042	—	890,717
Gross profit	—	—	176,718	49,089	—	225,807
Operating expenses:
Selling, general and
administrative expenses	—	18,116	90,553	47,722	—	156,391
Intercompany administrative
charges	—	—	12,774	4,567	(17,341)	—
Amortization of intangible assets	—	—	11,793	4,048	—	15,841
Total operating expenses	—	18,116	115,120	56,337	(17,341)	172,232
Operating earnings (loss)	—	(18,116)	61,598	(7,248)	17,341	53,575
Foreign currency loss	—	—	—	(517)	—	(517)
Intercompany interest	—	45,352	(42,753)	(2,599)	—	—
Interest expense	—	(52,033)	(30)	(2)	—	(52,065)
Interest income	—	4	24	36	—	64
Tax receivable agreement liability adjustment	—	(14,419)	—	—	—	(14,419)
Loss on modification or
extinguishment of debt	—	(21,364)	—	—	—	(21,364)
Intercompany administrative income	—	17,341	—	—	(17,341)	—
Income (loss) before equity in
subsidiaries' loss	—	(43,235)	18,839	(10,330)	—	(34,726)
Equity in subsidiaries' income (loss)	(18,793)	24,442	—	—	(5,649)	—
Income (loss) before provision
(benefit) for income taxes	(18,793)	(18,793)	18,839	(10,330)	(5,649)	(34,726)
Provision (benefit) for income taxes	—	—	(21,134)	5,201	—	(15,933)
Net income (loss)	$(18,793)	$(18,793)	$39,973	$(15,531)	$(5,649)	$(18,793)

Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(5,366)	—	(5,366)
Unrealized loss on derivative instrument	—	—	—	(47)	—	(47)
Total comprehensive income (loss)	$(18,793)	$(18,793)	$39,973	$(20,944)	$(5,649)	$(24,206)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 28, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$872,528	$160,135	$—	$1,032,663
Cost of products sold	—	—	713,064	119,325	—	832,389
Gross profit	—	—	159,464	40,810	—	200,274
Operating expenses:
Selling, general and
administrative expenses	—	15,912	83,032	32,218	—	131,162
Intercompany administrative
charges	—	—	15,134	5,047	(20,181)	—
Amortization of intangible assets	—	—	12,629	1,946	—	14,575
Initial public offering costs	—	23,527	—	—	—	23,527
Total operating expenses	—	39,439	110,795	39,211	(20,181)	169,264
Operating earnings (loss)	—	(39,439)	48,669	1,599	20,181	31,010
Foreign currency loss	—	—	—	(755)	—	(755)
Intercompany interest	—	59,992	(59,238)	(754)	—	—
Interest expense	—	(70,583)	(28)	6	—	(70,605)
Interest income	—	6	181	172	—	359
Tax receivable agreement liability adjustment	—	(1,474)	—	—	—	(1,474)
Loss on modification or
extinguishment of debt	—	(18,948)	—	—	—	(18,948)
Intercompany administrative income	—	20,181	—	—	(20,181)	—
Income (loss) before equity in
subsidiaries' loss	—	(50,265)	(10,416)	268	—	(60,413)
Equity in subsidiaries' income (loss)	(62,089)	(11,824)	—	—	73,913	—
Income (loss) before provision (benefit)
for income taxes	(62,089)	(62,089)	(10,416)	268	73,913	(60,413)
Provision (benefit) for income taxes	—	—	1,866	(190)	—	1,676
Net income (loss)	$(62,089)	$(62,089)	$(12,282)	$458	$73,913	$(62,089)

Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	1,091	—	1,091
Total comprehensive income (loss)	$(62,089)	$(62,089)	$(12,282)	$1,549	$73,913	$(60,998)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 27, 2014
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$12,151	$(3,427)	$18,058	$—	$26,782
Accounts receivable, net	—	—	229,183	48,955	—	278,138
Inventories:
Raw materials	—	—	62,437	13,421	—	75,858
Work in process	—	—	27,018	1,341	—	28,359
Finished goods	—	—	52,699	18,791	—	71,490
Total inventory	—	—	142,154	33,553	—	175,707
Prepaid expenses and other
current assets	—	461	15,494	4,547	—	20,502
Deferred income taxes	—	—	6,554	—	—	6,554
Total current assets	—	12,612	389,958	105,113	—	507,683
Investments in subsidiaries	(73,456)	(8,108)	—	—	81,564	—
Property and Equipment, at cost:
Land	—	—	7,100	917	—	8,017
Buildings and improvements	—	—	60,030	5,640	—	65,670
Machinery and equipment	—	2,701	341,481	16,593	—	360,775
	—	2,701	408,611	23,150	—	434,462
Less accumulated depreciation	—	(1,967)	(264,168)	(7,758)	—	(273,893)
Total property and equipment, net	—	734	144,443	15,392	—	160,569
Other Assets:
Intangible assets, net	—	—	128,345	26,661	—	155,006
Goodwill	—	—	415,386	35,232	—	450,618
Intercompany note receivable	—	953,510	—	—	(953,510)	—
Other	—	28,283	2,703	—	—	30,986
Total other assets	—	981,793	546,434	61,893	(953,510)	636,610
	$(73,456)	$987,031	$1,080,835	$182,398	$(871,946)	$1,304,862

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$541	$91,518	$24,917	$—	$116,976
Accrued expenses	—	15,756	106,557	25,244	—	147,557
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	20,597	198,075	50,161	—	268,833
Deferred income taxes	—	—	14,784	7,736	—	22,520
Intercompany note payable	—	—	842,051	111,459	(953,510)	—
Payable to related parties pursuant to
tax receivable agreement	—	26,042	—	—	—	26,042
Other long-term liabilities	—	5,323	42,880	4,195	—	52,398
Long-term debt, less current portion	—	1,008,525	—	—	—	1,008,525
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	678	678	—	—	(678)	678
Additional paid-in-capital	744,529	744,529	622,281	13,581	(1,380,391)	744,529
(Accumulated deficit) retained earnings	(810,036)	(810,036)	(639,236)	636	1,448,636	(810,036)
Accumulated other
comprehensive loss	(8,627)	(8,627)	—	(5,370)	13,997	(8,627)
Total stockholders' (deficit) equity	(73,456)	(73,456)	(16,955)	8,847	81,564	(73,456)
	$(73,456)	$987,031	$1,080,835	$182,398	$(871,946)	$1,304,862

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$57,800	$(4,970)	$16,971	$—	$69,801
Accounts receivable, net	—	—	110,475	29,587	—	140,062
Inventories:
Raw materials	—	—	41,593	9,720	—	51,313
Work in process	—	—	22,781	1,036	—	23,817
Finished goods	—	—	42,751	17,589	—	60,340
Total inventory	—	—	107,125	28,345	—	135,470
Prepaid expenses and other
current assets	—	613	17,270	5,331	—	23,214
Deferred income taxes	—	—	2,825	353	—	3,178
Total current assets	—	58,413	232,725	80,587	—	371,725
Investments in subsidiaries	(51,996)	(229,668)	—	—	281,664	—
Property and Equipment, at cost:
Land	—	—	3,565	963	—	4,528
Buildings and improvements	—	—	38,059	5,632	—	43,691
Machinery and equipment	—	3,275	300,089	18,250	—	321,614
	—	3,275	341,713	24,845	—	369,833
Less accumulated depreciation	—	(1,385)	(249,344)	(7,457)	—	(258,186)
Total property and equipment, net	—	1,890	92,369	17,388	—	111,647
Other Assets:
Intangible assets, net	—	—	77,968	32,044	—	110,012
Goodwill	—	—	383,042	37,186	—	420,228
Deferred income taxes	—	—	—	5,406	—	5,406
Intercompany note receivable	—	958,631	—	—	(958,631)	—
Other	—	20,907	2,326	—	—	23,233
Total other assets	—	979,538	463,336	74,636	(958,631)	558,879
	$(51,996)	$810,173	$788,430	$172,611	$(676,967)	$1,042,251

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$601	$66,847	$15,533	$—	$82,981
Accrued expenses	—	31,056	62,120	19,764	—	112,940
Total current liabilities	—	31,657	128,967	35,297	—	195,921
Deferred income taxes	—	—	9,005	8,110	—	17,115
Intercompany note payable	—	—	859,768	98,863	(958,631)	—
Payable to related parties pursuant to
tax receivable agreement	—	11,623	—	—	—	11,623
Other long-term liabilities	—	1,861	46,315	4,384	—	52,560
Long-term debt	—	817,028	—	—	—	817,028
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	672	672	—	—	(672)	672
Additional paid-in-capital	741,789	741,789	423,584	12,727	(1,178,100)	741,789
(Accumulated deficit) retained earnings	(791,243)	(791,243)	(679,209)	16,167	1,454,285	(791,243)
Accumulated other
comprehensive income (loss)	(3,214)	(3,214)	—	(2,937)	6,151	(3,214)
Total stockholders' (deficit) equity	(51,996)	(51,996)	(255,625)	25,957	281,664	(51,996)
	$(51,996)	$810,173	$788,430	$172,611	$(676,967)	$1,042,251

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 27, 2014
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(18,793)	$(18,793)	$39,973	$(15,531)	$(5,649)	$(18,793)
Adjustments to reconcile net income (loss)
to cash used in operating activities:
Depreciation and amortization expense	—	486	27,239	6,191	—	33,916
Fair-value premium on purchased inventory	—	—	38	—	—	38
Fair-value decrease of contingent acquisition liability	—	—	(264)	—	—	(264)
Non-cash restructuring costs	—	—	—	3,012	—	3,012
Non-cash interest expense, net	—	11,606	—	—	—	11,606
Loss on foreign currency transactions	—	—	—	517	—	517
Non-cash litigation expense	—	—	4,593	—	—	4,593
Loss on modification or extinguishment of debt	—	21,364	—	—	—	21,364
Stock based compensation	—	1,672	—	—	—	1,672
Deferred income taxes	—	—	(22,227)	5,032	—	(17,195)
Tax receivable agreement liability adjustment	—	14,419	—	—	—	14,419
Increase in tax uncertainty,
net of valuation allowance	—	—	254	—	—	254
Equity in subsidiaries' net loss	18,793	(24,442)	—	—	5,649	—
Other	—	—	(50)	(174)	—	(224)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(81,439)	(21,289)	—	(102,728)
Inventories	—	—	(17,394)	(6,680)	—	(24,074)
Prepaid expenses and other assets	—	189	2,673	(255)	—	2,607
Accounts payable	—	(60)	5,873	9,367	—	15,180
Accrued expenses	—	(18,259)	11,865	4,926	—	(1,468)
Cash payments on restructuring liabilities	—	—	(577)	(3,835)	—	(4,412)
Other	—	2	(1,997)	6,566	—	4,571
Net cash used in
operating activities	—	(11,816)	(31,440)	(12,153)	—	(55,409)
Cash flows from investing activities:
Acquisitions, net of cash acquired and
outstanding checks assumed	—	(130,856)	—	—	—	(130,856)
Capital expenditures	—	(1,075)	(11,907)	(1,542)	—	(14,524)
Proceeds from sale of assets	—	—	109	635	—	744
Net cash used in
investing activities	—	(131,931)	(11,798)	(907)	—	(144,636)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,067,725	—	—	—	1,067,725
Net revolver borrowings	—	20,000	—	—	—	20,000
Payments on long-term debt	—	(853,075)	—	—	—	(853,075)
Payment of tender and early call premiums	—	(61,142)	—	—	—	(61,142)
Proceeds from exercises of employee stock options	—	1,073	—	—	—	1,073
Proceeds from intercompany
investment	—	(59,762)	44,781	14,981	—	—
Debt issuance costs paid	—	(16,721)	—	—	—	(16,721)
Net cash provided by (used in)
financing activities	—	98,098	44,781	14,981	—	157,860
Impact of exchange rate movements on cash	—	—	—	(834)	—	(834)
Net increase (decrease) in cash
and cash equivalents	—	(45,649)	1,543	1,087	—	(43,019)
Cash and cash equivalents at the
beginning of the period	—	57,800	(4,970)	16,971	—	69,801
Cash and cash equivalents at the end
of the period	$—	$12,151	$(3,427)	$18,058	$—	$26,782

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 28, 2013
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(62,089)	$(62,089)	$(12,282)	$458	$73,913	$(62,089)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	315	28,744	3,924	—	32,983
Fair-value premium on purchased inventory	—	—	—	2,015	—	2,015
Fair-value decrease of contingent acquisition liability	—	—	(358)	—	—	(358)
Non-cash interest expense, net	—	9,457	—	—	—	9,457
Loss on foreign currency transactions	—	—	—	755	—	755
Loss on modification or extinguishment of debt	—	18,948	—	—	—	18,948
Prepaid management fee write off	—	2,682	—	—	—	2,682
Stock based compensation	—	1,631	—	—	—	1,631
Deferred income taxes	—	—	1,937	(172)	—	1,765
Tax receivable agreement liability adjustment	—	1,474	—	—	—	1,474
Reduction in tax uncertainty,
net of valuation allowance	—	—	(1,279)	—	—	(1,279)
Equity in subsidiaries' net loss	62,089	11,824	—	—	(73,913)	—
Other	—	—	(5)	—	—	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(67,244)	(8,159)	—	(75,403)
Inventories	—	—	(13,605)	1,875	—	(11,730)
Prepaid expenses and other
current assets	—	(5,322)	(294)	435	—	(5,181)
Accounts payable	—	107	3,142	(7,441)	—	(4,192)
Accrued expenses	—	(2,713)	17,428	11,837	—	26,552
Payment of advisory termination fee to affiliate	—	(18,852)	—	—	—	(18,852)
Cash payments on restructuring liabilities	—	—	(2,535)	(358)	—	(2,893)
Other	—	—	87	(999)	—	(912)
Net cash provided by (used in)
operating activities	—	(42,538)	(46,264)	4,170	—	(84,632)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(99,282)	—	—	—	(99,282)
Capital expenditures	—	(542)	(15,014)	(758)	—	(16,314)
Proceeds from sale of assets	—	—	24	—	—	24
Net cash used in
investing activities	—	(99,824)	(14,990)	(758)	—	(115,572)
Cash flows from financing activities:
Net revolver payments	—	(1,000)	—	—	—	(1,000)
Payments on long-term debt	—	(148,000)	—	—	—	(148,000)
Payment of early call premium	—	(8,520)	—	—	—	(8,520)
Net proceeds from issuance of common stock	—	353,407	—	—	—	353,407
Proceeds from intercompany
investment	—	(60,152)	57,582	2,570	—	—
Debt issuance costs paid	—	(62)	—	—	—	(62)
Net cash provided by
financing activities	—	135,673	57,582	2,570	—	195,825
Impact of exchange rate movement
on cash	—	—	—	301	—	301
Net increase (decrease) in cash
and cash equivalents	—	(6,689)	(3,672)	6,283	—	(4,078)
Cash and cash equivalents at the
beginning of the period	—	23,332	(4,307)	8,169	—	27,194
Cash and cash equivalents at the end
of the period	$—	$16,643	$(7,979)	$14,452	$—	$23,116

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

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 55% and 45% of our net sales, respectively, for the nine months ended September 27, 2014.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

Since Ply Gem incorporated in 2004, we have acquired nine additional businesses to complement and expand our product portfolio and geographic diversity, including two acquisitions during 2013 and one during 2014.  On April 9, 2013, we acquired the capital stock of Gienow WinDoor Ltd. (which was amalgamated into Gienow Canada Inc.) ("Gienow"), a manufacturer of windows and doors in Western Canada for a purchase price of $20.4 million.  On May 31, 2013, we acquired the capital stock of Mitten Inc. (now known as Mitten, "Mitten"), a manufacturer of vinyl siding and distributor of various other exterior building products in Canada for a purchase price, net of cash acquired, of $76.8 million.  Gienow is part of our Western Canadian windows business and is part of the Windows and Doors segment, and the majority of Mitten's operations are part of the Siding, Fencing and Stone segment. On September 19, 2014, we acquired all of the issued and outstanding shares of common stock of Fortune Brands Windows, Inc. ("Simonton"), a manufacturer of windows, for a purchase price of $130.0 million.

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

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries' $250.0 million ABL Facility and the credit agreement governing the terms of its $430.0 million Term Loan Facility place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the indenture governing Ply Gem Industries' $650.0 million 6.50% Senior Notes place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

	For the three months ended		For the nine months ended
(Amounts in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$244,416	$228,214	$609,419	$565,010
Windows and Doors	193,432	179,212	507,105	467,653
Operating earnings (loss)
Siding, Fencing and Stone	44,756	39,476	89,484	92,998
Windows and Doors	3,773	(4,489)	(17,793)	(22,549)
Unallocated	(6,602)	(4,067)	(18,116)	(39,439)
Foreign currency gain (loss)
Siding, Fencing and Stone	(352)	100	(278)	33
Windows and Doors	(414)	(476)	(239)	(788)
Interest income (expense), net
Siding, Fencing and Stone	7	153	13	148
Windows and Doors	6	156	15	183
Unallocated	(16,295)	(22,069)	(52,029)	(70,577)
Income tax benefit (provision)
Unallocated	10,514	1,442	15,933	(1,676)
Tax Receivable Agreement liability adjustment
Unallocated	(13,988)	6,669	(14,419)	(1,474)
Loss on modification or
extinguishment of debt
Unallocated	—	—	(21,364)	(18,948)

Net income (loss)	$21,405	$16,895	$(18,793)	$(62,089)

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	September 27, 2014		September 28, 2013
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$244,416	100.0%	$228,214	100.0%
Gross profit	68,587	28.1%	63,255	27.7%
SG&A expense	20,543	8.4%	20,235	8.9%
Amortization of intangible assets	3,288	1.3%	3,544	1.6%
Operating earnings	44,756	18.3%	39,476	17.3%
Currency transaction gain (loss)	(352)	(0.1)%	100	—%

Net Sales

Net sales for the three months ended September 27, 2014 increased $16.2 million or 7.1% as compared to the three months ended September 28, 2013. The net sales increase was caused by favorable demand which drove higher unit sales relative to the comparable period in 2013. This demand improvement can be attributed to improved weather conditions in recent months relative to the harsh winter weather conditions that existed during the early part of 2014 which negatively impacted demand during the first six months of 2014. These improved industry conditions are reflected in industry metrics. According to the U.S. Census Bureau single family housing starts increased 7.2% during the three months ended September 27, 2014 compared to the three months ended September 28, 2013. According to the Leading Indicator of Remodeling Activity Index (“LIRA”), the 2014 third quarter trailing twelve months increased 6.1% compared to the prior year period. These favorable industry conditions contributed to the 7.1% net sales increase for the three months ended September 27, 2014. In addition to the more favorable industry conditions, the net sales increase can be attributed to higher selling prices for our products which were raised in response to increases in raw material costs resulting in increased net sales of approximately $3.0 million for the three months ended September 27, 2014.

Including Mitten, our U.S. market position in vinyl siding for the three months ended September 27, 2014 was 37.9%, while our combined share of the Canadian vinyl siding market was 29.2%. For the three months ended September 27, 2014, the percentage of sales within our Siding, Fencing and Stone segment derived from vinyl siding and metal accessories represented approximately 58.7% and 28.7%, respectively, with sales of other products comprising the remaining 12.6%. These net sales percentages were consistent with the three months ended September 28, 2013, for which the percentage of sales in vinyl siding and metal accessories represented approximately 61.2% and 26.9%, respectively, of our net sales with sales of other products comprising the remaining 11.9%.

Gross Profit

Gross profit for the three months ended September 27, 2014 increased $5.3 million or 8.4% as compared to the three months ended September 28, 2013. Our gross profit increased consistent with our 7.1% net sales increase. As a percentage of sales, gross profit increased from 27.7% for the three months ended September 28, 2013 to 28.1% for the three months ended September 27, 2014. The 40 basis increase for the three months ended September 27, 2014 was caused by improved operating leverage as volume and demand increased during the three months ended September 27, 2014 relative to the prior year period. In addition to improved operating leverage and lower product warranty expense, as previously noted, we increased our selling prices of our products in response to higher freight costs to deliver our products and increased material costs, specifically PVC resin and aluminum. The Midwest Ingot price of aluminum increased 20.7%, while the average market price for PVC resin was estimated to have increased approximately 10.3% for the three months ended September 27, 2014 relative to the three months ended September 28, 2013. Excluding the impact of any selling price changes, commodity cost fluctuations, predominantly for aluminum and PVC, and freight costs negatively impacted gross profit as a percentage of sales by approximately 2.1% for the three months ended September 27, 2014.

Selling, general and administrative expenses

SG&A expense for the three months ended September 27, 2014 was consistent with the three months ended September 28, 2013 increasing only $0.3 million or 1.5% as compared to the three months ended September 28, 2013. As a percentage of sales, SG&A expense decreased from 8.9% for the three months ended September 28, 2013 to 8.4% for the three months ended September 27, 2014. The decrease in SG&A expense as a percentage of net sales can be attributed to the net sales increase of 7.1% as we leveraged the fixed component of our SG&A expense as our total SG&A expense remained consistent for the three months ended September 27, 2014 as compared to the three months ended September 28, 2013.

Amortization of intangible assets

Amortization expense for the three months ended September 27, 2014 decreased by $0.3 million or 7.2% consistent with the prior year period. As a percentage of net sales, amortization expense was consistent at 1.3% for the three months ended September 27, 2014 as compared to 1.6% for the three months ended September 28, 2013.

Currency transaction loss

A currency transaction impact was established in May 2013 with the Mitten acquisition within the Siding, Fencing, and Stone segment. The currency transaction loss for the three months ended September 27, 2014 was a nominal $0.4 million resulting from the devaluation in the Canadian dollar during the three months ended September 27, 2014.

	For the nine months ended
(Amounts in thousands)	September 27, 2014		September 28, 2013
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$609,419	100.0%	$565,010	100.0%
Gross profit	160,894	26.4%	152,471	27.0%
SG&A expense	61,487	10.1%	51,163	9.1%
Amortization of intangible assets	9,923	1.6%	8,310	1.5%
Operating earnings	89,484	14.7%	92,998	16.5%
Currency transaction gain (loss)	(278)	—%	33	—%

Net Sales

Net sales for the nine months ended September 27, 2014 increased $44.4 million or 7.9% as compared to the nine months ended September 28, 2013. Our net sales were favorably impacted by the Mitten acquisition, which was completed on May 31, 2013, and accounted for increased net sales of approximately $39.5 million. Excluding Mitten, our Siding, Fencing, and Stone net sales increased $4.9 million or 0.9% for the nine months ended September 27, 2014 reflecting the challenging weather conditions that existed early in 2014 offset by increased sales of our metal accessory products that resulted from new business wins, improved industry conditions in the third quarter of 2014, and higher selling prices to offset higher material costs. All of these factors contributed on a net basis to the 0.9% net sales growth experienced during the nine months ended September 27, 2014. The Vinyl Siding Institute reported that U.S. vinyl siding industry shipments decreased 1.0% during the nine months ended September 27, 2014.

Including Mitten, our U.S. market position in vinyl siding for the nine months ended September 27, 2014 was 38.7%, while our combined share of the Canadian vinyl siding market was 27.1%. For the nine months ended September 27, 2014, the percentage of sales within our Siding, Fencing, and Stone segment derived from vinyl siding and metal accessories represented approximately 60.3% and 27.2%, respectively, with sales of other products comprising the remaining 12.5%. These net sales percentages were consistent with the nine months ended September 28, 2013, for which the percentage of sales in vinyl siding and metal accessories represented approximately 63.1% and 25.2%, respectively, of our net sales with sales of other products comprising the remaining 11.7%.

Gross Profit

Gross profit for the nine months ended September 27, 2014 increased $8.4 million or 5.5% as compared to the nine months ended September 28, 2013. Our gross profit was favorably impacted by the Mitten acquisition, which was completed on May 31, 2013, and contributed increased gross profit of approximately $11.0 million. Adjusting for the Mitten acquisition, our gross profit for the nine months ended September 27, 2014 decreased by approximately $2.6 million or 1.7%. This gross profit decrease for the nine month period was driven primarily by the first quarter net sales decrease which was negatively impacted by the adverse winter weather, which resulted in lower unit volume sales and gross profit. This lower sales volume created less operating leverage to cover fixed manufacturing costs contributing to the decrease in gross profit. In addition, we experienced higher raw material and freight expenses that were not fully offset by our selling price increases within the nine month period ended September 27, 2014. The average market price for PVC resin was estimated to have increased 9.3% during the nine months ended September 27, 2014 while freight expenses increased approximately $3.4 million on a volume adjusted basis during the nine months ended September 27, 2014.

As a percentage of net sales, gross profit decreased to 26.4% for the nine months ended September 27, 2014 as compared to 27.0% for the nine months ended September 28, 2013. The 60 basis point decrease for the nine months ended September 27, 2014 can be attributed to the negative sales volume impact experienced during the first quarter of 2014 which negatively impacted our manufacturing operating leverage and higher commodity costs, predominantly PVC and freight expense that were not fully offset by our selling price increases within the nine months ended September 27, 2014.

Selling, general and administrative expenses

SG&A expense for the nine months ended September 27, 2014 increased $10.3 million or 20.2% as compared to the nine months ended September 28, 2013. Our SG&A expense increased as a result of our Mitten acquisition, which was completed on May 31, 2013, causing increased SG&A expense of approximately $10.6 million adjusting the comparable SG&A expense decrease to a nominal decrease of $0.3 million or 0.6% consistent with the prior year period. As a percentage of net sales, excluding the increased SG&A expense attributable to Mitten, our SG&A expense percentage remained consistent at 8.9% for the nine months ended September 27, 2014 compared to 9.1% for the nine months ended September 28, 2013.

Amortization of intangible assets

Amortization expense for the nine months ended September 27, 2014 increased by $1.6 million or 19.4% as compared to the nine months ended September 28, 2013 due to the addition of approximately $35.4 million of intangible assets for the Mitten acquisition on May 31, 2013. The Mitten intangible assets resulted in approximately $2.1 million of increased amortization expense during the nine months ended September 27, 2014. Excluding Mitten, amortization expense decreased nominally by $0.5 million or 6.3% consistent with the prior year period. Excluding Mitten, amortization of intangible assets as a percentage of net sales was consistent at 1.4% for the nine months ended September 27, 2014 as compared to 1.5% for the nine months ended September 28, 2013.

Currency transaction (loss)

A currency transaction impact was established in May 2013 with the Mitten acquisition within the Siding, Fencing, and Stone segment. The currency transaction loss for the nine months ended September 27, 2014 was $0.3 million increasing from a currency transaction gain of $33,000 for the nine months ended September 28, 2013 from the devaluation in the Canadian dollar during the nine months ended September 27, 2014.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	September 27, 2014		September 28, 2013
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$193,432	100.0%	$179,212	100.0%
Gross profit	30,002	15.5%	20,913	11.7%
SG&A expense	24,210	12.5%	23,295	13.0%
Amortization of intangible assets	2,019	1.0%	2,107	1.2%
Operating earnings (loss)	3,773	2.0%	(4,489)	(2.5)%
Currency transaction loss	(414)	(0.2)%	(476)	(0.3)%

Net Sales

Net sales for the three months ended September 27, 2014 increased $14.2 million or 7.9% as compared to the three months ended September 28, 2013. Our net sales were modestly impacted by the Simonton acquisition, which was completed on September 19, 2014, and accounted for increased net sales of $7.2 million. Excluding Simonton, our Windows and Doors’ net sales increased $7.0 million or 3.9% for the three months ended September 27, 2014. The 3.9% net sales increase was primarily due to higher selling prices for our window products derived from price increases that we have implemented and favorable product mix that resulted from a higher proportion of our window sales being derived from our vinyl windows which typically carry a higher selling price than our aluminum windows. The impact of higher selling prices that resulted from our price increases and favorable product mix is estimated to have increased our average selling price for our U.S. window products by 4.5%, which contributed higher net sales of approximately $5.7 million for the three months ended September 27, 2014. Improving industry conditions have also contributed to our 3.9% net sales increase with the U.S. Census Bureau estimating that single family housing starts increased 7.2% for the three months ended September 27, 2014 relative to the three months ended September 28, 2013.

The net sales increases for the three months ended September 27, 2014 were partially offset by a net sales decrease of approximately $4.6 million for Western Canada attributed to integration challenges with our dealer customers and a negative foreign currency impact from a weakening Canadian dollar during the three months ended September 27, 2014 relative to the three months ended September 28, 2013.

Gross Profit

Gross profit for the three months ended September 27, 2014 increased $9.1 million or 43.5% as compared to the three months ended September 28, 2013. Our gross profit was modestly impacted by the Simonton acquisition, which was completed on September 19, 2014, and contributed gross profit of approximately $1.8 million. Adjusting for the Simonton acquisition, our gross profit for the three months ended September 27, 2014 increased by approximately $7.3 million or 34.7%. This gross profit increase for the three months ended September 27, 2014 can be attributed to the improvement in our U.S. windows business. Our U.S. windows business’s gross profit increased by approximately $10.7 million or 145.4% during the three months ended September 27, 2014. This gross profit increase was driven by improved net pricing and product mix that resulted in a 4.5% increase in average selling price during the three months ended September 27, 2014. In addition to the average sales price improvement, we have improved our operational efficiencies as a result of our “enterprise lean” initiative which will continue to streamline our window product offering by providing additional manufacturing flexibility in the future and our improved sales and operations planning process that is intended to provide better resource planning which will help to minimize ramp up costs that result from significant spikes in demand within a geographical area. In addition to these improvement initiatives, we did not incur approximately $0.3 million of expense associated with the start-up and consolidation of our production facility in Dallas, Texas and higher than normal “enterprise lean” expenditures which occurred during the three months ended September 28, 2013. These positive gross profit increases were partially offset by the performance of our combined Western Canadian businesses. On a combined basis, our Western Canadian businesses experienced a decrease in gross profit of approximately $3.3 million during the three months ended September 27, 2014. This gross profit decrease can be primarily attributed to expenses and inefficiencies associated with the consolidation of two operations (Gienow and Ply Gem Canada) into a single manufacturing facility including manufacturing inefficiencies and certain customer losses which decreased operating leverage and profitability for our Western Canadian businesses during the three months ended September 27, 2014.

As a percentage of sales, gross profit, excluding the Simonton gross profit, increased from 11.7% to 15.1% for the Windows and Doors segment during the three months ended September 27, 2014 as compared to the three months ended September 28, 2013. This increase was driven by the improvement in our U.S. windows gross profit performance that resulted in an improvement of approximately 570 basis points in gross profit performance in our Windows and Doors segment that resulting from improved net pricing and operational efficiencies during the three months ended September 27, 2014 relative to the three months ended September 28, 2013. This improvement was partially offset by the negative near-term integration costs incurred in our Western Canadian operations that resulted in the deterioration of approximately 180 basis points in gross profit performance during the three months ended September 27, 2014.

Selling, general and administrative expenses

SG&A expense for the three months ended September 27, 2014 increased $0.9 million or 3.9% compared to the three months ended September 28, 2013. Our SG&A expense increased as a result of our Simonton acquisition, which was completed on September 19, 2014, causing increased SG&A expense of approximately $1.2 million. In addition, SG&A expense increased as a result of $0.9 million of one-time restructuring and integration costs related to the integration of our Western Canadian businesses. After adjusting for Simonton and the Western Canadian integration costs, our SG&A expense decreased $1.2 million or 5.3%. This SG&A expense decrease related to the relocation of our U.S. window group’s corporate office from Roanoke, Virginia to Cary, North Carolina that occurred during the three months ended September 28, 2013 and the elimination of certain consulting costs related to the “enterprise lean” initiative. As a percentage of net sales, excluding the increased SG&A expense attributable to Simonton and the Western Canada integration expenses, our SG&A expense percentage decreased to 11.8% for the three months ended September 27, 2014 compared to 13.0% for the three months ended September 28, 2013. The percentage decrease related to the elimination of certain relocation and consulting costs for the U.S. windows group as well as increased leverage on the fixed component of SG&A expense as net sales increased during the three months ended September 27, 2014.

Gienow and Mitten’s SG&A expenses are higher as a percentage of sales at approximately 19.1% and 16.8%, respectively, compared to the remainder of the Company at approximately 10.2% for the three months ended September 27, 2014. Gienow and Mitten own their distribution centers across their respective regions in Eastern and Western Canada, which increases their respective SG&A expense, while allowing them to service their Canadian customer base across a broad geographical area. Also included in Gienow and Mitten’s SG&A expense are one-time costs related to restructuring and integration that are not expected to recur in future periods. These costs amounted to approximately $0.9 million for the three months ended September 27, 2014.

Amortization of intangible assets

Amortization expense for the three months ended September 27, 2014 was comparable to the three months ended September 28, 2013 decreasing 4.2%. Amortization expense as a percentage of sales at 1.0% for the three months ended September 27, 2014 was consistent with the three months ended September 28, 2013 at 1.2%.

Currency transaction loss

The currency transaction loss of approximately $0.4 million for the three months ended September 27, 2014 was consistent to the transaction loss of $0.5 million for the three months ended September 28, 2013.

	For the nine months ended
(Amounts in thousands)	September 27, 2014		September 28, 2013
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$507,105	100.0%	$467,653	100.0%
Gross profit	64,913	12.8%	47,803	10.2%
SG&A expense	76,788	15.1%	64,087	13.7%
Amortization of intangible assets	5,918	1.2%	6,265	1.3%
Operating loss	(17,793)	(3.5)%	(22,549)	(4.8)%
Currency transaction loss	(239)	—%	(788)	(0.2)%

Net Sales

Net sales for the nine months ended September 27, 2014 increased $39.4 million or 8.4% as compared to the nine months ended September 28, 2013. Our net sales were favorably impacted by acquisitions during the nine months ended September 27, 2014. The Simonton acquisition, which was completed on September 19, 2014, contributed net sales of approximately $7.2 million during the nine months ended September 27, 2014. The Gienow acquisition, which was completed on April 9, 2013 and legally amalgamated with our legacy Ply Gem Canada business effective January 2014, resulted in our net sales increasing by approximately $12.9 million during the nine months ended September 27, 2014. The Mitten acquisition, which was completed on May 31, 2013, contributed increased net sales of approximately $2.2 million during the nine months ended September 27, 2014. After excluding the impact of these acquisitions, our net sales increased $17.1 million or 3.7% for the nine months ended September 27, 2014. The 3.7% net sales increase was primarily due to higher selling prices for our window products derived from price increases that we have implemented and favorable product mix that resulted from a higher proportion of our window sales being derived from our vinyl windows which typically carry a higher selling price than our aluminum windows. The impact of higher selling prices that resulted from our price increases and favorable product mix is estimated to have increased our average selling price for our U.S. window products by 4.5%, which contributed higher net sales of approximately $15.7 million for the nine months ended September 27, 2014. While the U.S. Census Bureau estimates that single family housing starts increased 7.2% relative to the third quarter of 2013, the industry and our net sales for the first nine months of 2014 were negatively impacted by severe winter weather during the first half of 2014 that adversely impacted our customers with higher levels of snow accumulation and extreme cold temperatures with the polar vortex phenomenon. The winter weather had a negative impact on the new construction market to which our Windows and Doors market is highly aligned.

The net sales increases for the nine months ended September 27, 2014 were partially offset by a net sales decrease of approximately $8.3 million for Western Canada attributed to difficult weather conditions in the early spring, integration challenges with our dealer customers, and a negative foreign currency impact from a weakening Canadian dollar during the nine months ended September 27, 2014 relative to the nine months ended September 28, 2013.

Gross Profit

Gross profit for the nine months ended September 27, 2014 increased $17.1 million or 35.8% as compared to the nine months ended September 28, 2013. Our gross profit was favorably impacted by the Simonton, Gienow, and Mitten acquisitions which on a combined basis contributed increased gross profit by approximately $3.0 million. Excluding the impact of these acquisitions, our gross profit increased $14.1 million or 29.4% during the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. This gross profit increase for the nine months ended September 27, 2014 can be attributed to the improvement in our U.S. windows business. Our U.S. windows business’s gross profit increased by approximately $19.9 million or 94.2% during the nine months ended September 27, 2014. This gross profit increase was driven by improved net pricing and product mix that resulted in a 4.5% increase in average selling price during the nine months ended September 27, 2014. In addition to the average sales price improvement, we have improved our operational efficiencies as a result of our “enterprise lean” initiative which will continue to streamline our window product offering by providing additional manufacturing flexibility in the future and our improved sales and operations planning process that is intended to provide better resource planning which will help to minimize ramp up costs that result from significant spikes in demand within a geographical area. In addition to these improvement initiatives, we did not incur approximately $1.4 million of expense associated with the start-up and consolidation of our production facility in Dallas, Texas and $0.7 million of higher than normal “enterprise lean” expenditures which occurred during the nine months ended September 28, 2013. These positive gross profit increases were partially offset by the performance of our combined Western Canadian businesses. On a combined basis, our Western Canadian businesses experienced a decrease in gross profit of approximately $4.8 million during the nine months ended September 27, 2014. This gross profit decrease can be primarily attributed to expenses and inefficiencies associated with the consolidation of two operations (Gienow and Ply Gem Canada) into a single manufacturing facility including manufacturing inefficiencies and certain customer losses which decreased operating leverage and profitability for our Western Canadian businesses during the nine months ended September 27, 2014.

As a percentage of sales, gross profit, excluding the Simonton, Gienow, and Mitten acquisitions, increased from 10.2% to 12.8% for the Windows and Doors segment during the nine months ended September 27, 2014 as compared to the nine months ended September 28, 2013. This increase was driven by the improvement in our U.S. windows gross profit performance that resulted in an improvement of approximately 400 basis points in gross profit performance resulting from improved net pricing and operational efficiencies during the nine months ended September 27, 2014 relative to the nine months ended September 28, 2013. This improvement was partially offset by the negative near-term integration costs incurred in our Western Canadian operations that resulted in the deterioration of approximately 100 basis points in gross profit performance during the nine months ended September 27, 2014.

Selling, general and administrative expenses

SG&A expense for the nine months ended September 27, 2014 increased $12.7 million or 19.8% compared to the nine months ended September 28, 2013. The SG&A expense increase was caused by several factors with the first relating to the impact of the Gienow and Simonton acquisitions, which on a combined basis increased SG&A expense by approximately $7.7 million including restructuring and integration costs related to Gienow of approximately $3.8 million. These restructuring and integration expenses arose due to the consolidation of two manufacturing facilities into a single facility during the nine months ended September 27, 2014. Excluding the impact of these acquisitions, SG&A expense increased approximately $5.0 million or 7.9% for the nine months ended September 27, 2014 as compared to the nine months ended September 28, 2013. This increase was due to the preliminary legal settlement of class action lawsuits on May 1, 2014 for our Windows and Doors segment which resulted in a $5.0 million expense during the nine months ended September 27, 2014.

As a percentage of sales, SG&A expense increased to 15.1% of net sales from 13.7% during the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. Excluding the expense associated with the class action settlement as well as the acquisition and integration costs, SG&A expense decreased as a percentage of sales at 13.2% for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. The percentage decrease related to the elimination of certain relocation and consulting costs for the U.S. windows business as well as increased leverage on the fixed component of SG&A expense as net sales increased during the nine months ended September 27, 2014.

Gienow and Mitten’s SG&A expenses are higher as a percentage of sales at approximately 21.4% and 20.2%, respectively, compared to the remainder of the Company at approximately 12.4% for the three months ended September 27, 2014. Gienow and Mitten own their distribution centers across their respective regions in Eastern and Western Canada, which increases their respective SG&A expense, while allowing them to service their Canadian customer base across a broad geographical area. Also included in Gienow and Mitten’s SG&A expense are one-time costs related to restructuring and integration that are not expected to recur in future periods. These costs amounted to approximately $3.8 million for the nine months ended September 27, 2014.

Amortization of intangible assets

Amortization expense for the nine months ended September 27, 2014 was comparable to the nine months ended September 28, 2013 decreasing 5.5%. Amortization expense as a percentage of sales at 1.2% for the nine months ended September 27, 2014 was consistent with the nine months ended September 28, 2013 at 1.3%.

Currency transaction (loss)

The currency transaction loss for the nine months ended September 27, 2014 decreased $0.5 million as compared to the nine months ended September 28, 2013 based on the fluctuation of the U.S. dollar to the Canadian dollar as compared to the nine months ended September 28, 2013.

Quarterly profitability and seasonality trend

During the three months ended September 27, 2014, the Company’s gross profit margin increased to 22.5% of net sales compared to 20.7% for the three months ended September 28, 2013. This increase was primarily attributed to the improved operating performance of our US Windows businesses partially offset by the integration and restructuring challenges associated with combining our Western Canadian businesses. SG&A expense as a percentage of net sales remained consistent at 11.7% for the three months ended September 27, 2014 as compared to 11.7% for the three months ended September 28, 2013 as SG&A expense increases related to the acquisitions and integration expenses were offset by the Company gaining leverage on the fixed component of SG&A expense. Our key performance metrics and trends have improved relative to the prior year comparable period and to our first quarter which is consistent with previous years based on the seasonality of our business. The negative performance during the first three months of 2014 was caused by adverse weather and the inclusion of the Canadian business acquisitions, Gienow and Mitten, which were acquired in April and May of 2013, respectively. The first quarter of 2014 included the results of Gienow and Mitten, whereas the first quarter of 2013 excluded the results of these Canadian acquisitions. These acquisitions’ first quarter performance is typically the lowest of the year and was further impacted by the harsh winter in Canada and therefore their inclusion in the first quarter of 2014 had a negative impact on the trends in both gross profit margins and SG&A expense as a percentage of sales. Furthermore, we incurred increased integration costs related to the consolidation of its two Western Canadian manufacturing plants into a single facility which decreased gross margins and increased SG&A expense for the nine months ended September 27, 2014.

Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

	For the three months ended
(Amounts in thousands)	September 27, 2014	September 28, 2013
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(6,602)	$(4,067)
Operating loss	(6,602)	(4,067)
Interest expense	(16,296)	(22,070)
Interest income	1	1
Tax receivable agreement liability adjustment	(13,988)	6,669
Income tax benefit for income taxes	$10,514	$1,442

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended September 27, 2014 increased by $2.5 million or 62.3% compared to the same period in 2013 due primarily to various personnel costs, increasing professional fees, and costs associated with the Simonton acquisition which was completed on September 19, 2014.

Interest expense

Interest expense for the three months ended September 27, 2014 decreased by approximately $5.8 million or 26.2% compared to the same period in 2013.  The decrease was due to the reduction in interest expense with holding the 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") and the 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") outstanding during the three months ended September 28, 2013 compared to the new notes issued in January 2014. The 6.50% Senior Notes due 2022 (the "6.50% Senior Notes") and the Term Loan Facility due 2021 (the "Term Loan Facility") which were issued on January 30, 2014 to replace the 8.25% Senior Secured Notes and 9.375% Senior Notes, carry lower interest rates on a weighted average basis of approximately 300 basis points and consequently reduced interest expense during the three months ended September 27, 2014 compared to the same period in 2013.

Tax receivable agreement liability adjustment

The $14.0 million tax receivable agreement liability adjustment for the three months ended September 27, 2014 resulted from the Simonton acquisition and the assumption of their approximate $25.0 million deferred tax liability position creating future taxable income that accelerated the timing of anticipated NOL utilization.

Income taxes

The income tax benefit for the three months ended September 27, 2014 increased by approximately $9.1 million compared to the same period in 2013.  Our pre-tax income for the three months ended September 27, 2014 was approximately $10.9 million including the $14.0 million tax receivable agreement liability adjustment compared to pre-tax income of $15.5 million for the three months ended September 28, 2013.  For the three months ended September 27, 2014, the increase in income tax benefit resulted from the Simonton acquisition and the assumption of their deferred tax liabilities which resulted in a $25.0 million reversal of the Company's valuation allowance partially offset by changes in the Company's estimated effective tax rate. Our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense (benefit).

	For the nine months ended
(Amounts in thousands)	September 27, 2014	September 28, 2013
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(18,116)	$(15,912)
Initial public offering costs	—	(23,527)
Operating loss	(18,116)	(39,439)
Interest expense	(52,033)	(70,583)
Interest income	4	6
Loss on modification or extinguishment of debt	(21,364)	(18,948)
Tax receivable agreement liability adjustment	(14,419)	(1,474)
Income tax benefit (provision) for income taxes	$15,933	$(1,676)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the nine months ended September 27, 2014 decreased by $21.3 million or 54.1% compared to the same period in 2013 due primarily to the $23.5 million in initial public offering costs incurred during the nine months ended September 28, 2013 highlighted in the table below, partially offset by various personnel costs, increasing professional fees, and costs associated with the Simonton acquisition which was completed on September 19, 2014.

(Amounts in thousands)
Advisory termination fee to affiliate	$18,852
2013 management fee as of date of termination	2,682
Other transaction expenses for the IPO	1,993
$23,527

Interest expense

Interest expense for the nine months ended September 27, 2014 decreased by approximately $18.6 million or 26.3% compared to the same period in 2013.  The decrease was primarily due to the reduction in interest expense with holding the 9.375% Senior Notes and the 8.25% Senior Secured Notes outstanding during the nine months ended September 28, 2013 compared to the new debt incurred in 2014. The 6.50% Senior Notes which were issued and the Term Loan Facility which was entered into on January 30, 2014 to replace the 8.25% Senior Secured Notes and 9.375% Senior Notes, carry lower interest rates on a weighted average basis of approximately 300 basis points and consequently reduced interest expense during the nine months ended September 27, 2014 compared to the same period in 2013. Additionally, the average balance on the ABL Facility has been slightly lower during the nine months ended September 27, 2014 compared to the same period in 2013.

Tax receivable agreement liability adjustment

The $14.4 million tax receivable agreement liability adjustment for the nine months ended September 27, 2014 resulted from the Simonton acquisition and the assumption of their approximate $25.0 million deferred tax liability position creating future taxable income that accelerated the timing of anticipated NOL utilization.

Loss on modification or extinguishment of debt

As a result of the 6.50% Senior Notes and Term Loan Facility and the tender, redemption, and repurchase of the 8.25% Senior Notes and the 9.375% Senior Secured Notes as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification or extinguishment of debt of approximately $21.4 million during the nine months ended September 27, 2014.

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

Income taxes

The income tax benefit for the nine months ended September 27, 2014 increased by approximately $17.6 million compared to the same period in 2013.  Our pre-tax loss for the nine months ended September 27, 2014 was approximately $34.7 million including the $14.4 million tax receivable agreement liability adjustment compared to a pre-tax loss of $60.4 million for the nine months ended September 28, 2013.  For the nine months ended September 27, 2014, our estimated effective income tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense (benefit).  Our tax benefit for the nine months ended September 27, 2014 was primarily due to the Simonton acquisition and the assumption of their deferred tax liabilities which resulted in a $25.0 million reversal of the Company's valuation allowance partially offset by the establishment of a $7.9 million full valuation allowance for our combined Western Canadian businesses that resulted from the integration and restructuring expenses associated with combining separate manufacturing facilities into a single facility and by changes in the Company's effective tax rate during the nine months ended September 27, 2014.

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

During the nine months ended September 27, 2014, cash decreased by approximately $43.0 million compared to a decrease of approximately $4.1 million during the nine months ended September 28, 2013.  The decrease in cash generated during the comparative nine month period was primarily due to increases in trade receivables and inventory during the nine months ended September 27, 2014. The Simonton acquisition of $130.0 million was offset by additional financing instruments during the nine months ended September 27, 2014. The significant investing and financing activities in 2013 included approximately $99.3 million in acquisitions and a net inflow of approximately $196.9 million inflow from the IPO and subsequent debt repayment financing transactions.

One of the largest changes in operating cash flows during the nine months ended September 27, 2014 is the movement in the accounts receivable balance. The approximate $138.1 million increase in accounts receivable from December 31, 2013 to September 27, 2014 can be attributed to the seasonality of our business and the Simonton acquisition in the final week of September 2014. Net sales in the final two months of each respective quarter drove this increase as aging profiles were relatively consistent. Net sales for August and September 2014 were approximately $135.1 million and $174.9 million, respectively, versus approximately $98.0 million and $113.3 million in December and November 2013, respectively, for an increase of $98.7 million. The significant improvement in August and September 2014’s net sales reflects the Company’s normal seasonal business as the weather in August and September is generally improved compared to November and December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable. The Simonton acquisition also contributed an additional $37.3 million in accounts receivable from the September 19, 2014 acquisition.

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

Our primary cash needs are for working capital, capital expenditures, and debt service.  As of September 27, 2014, our annual interest charges for debt service for the years ending December 31, 2014 and 2015, including the ABL Facility, are estimated to be approximately $54.7 million and $60.5 million, respectively.  We do not have any scheduled debt maturities until 2018.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.5% to 2.0% of net sales on an annual basis.  Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of September 27, 2014, our purchase commitments for inventory are approximately $27.2 million.  We finance these cash requirements, including payments under the Tax Receivable Agreement through internally generated cash flow and funds borrowed under the ABL Facility.

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

Our specific cash flow movement for the nine months ended September 27, 2014 and September 28, 2013 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the nine months ended September 27, 2014 was approximately $55.4 million as compared to approximately $84.6 million used in operations for the nine months ended September 28, 2013. After considering the $18.9 million payment made to CI Capital Partners during the nine months ended September 28, 2013 for the termination of an advisory agreement, the net cash used in operating activities was consistent between the two periods reflecting increased operating earnings of approximately $22.6 million primarily attributable to improved operating performance for our U.S. windows business during the nine months ended September 27, 2014. This $22.6 million was offset by negative movement for the increase in accounts receivable of approximately $27.3 million related to the 8.1% increase in net sales for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. The receivable increase was offset by lower interest expense and related accruals of approximately $17.3 million resulting from the January 2014 refinancing activities which lowered our weighted average interest rate by approximately 300 basis points reducing cash interest by approximately $24.8 million for the nine months ended September 27, 2014.

Cash used in investing activities

Net cash used in investing activities for the nine months ended September 27, 2014 and September 28, 2013 was approximately $144.6 million and $115.6 million, respectively, primarily used for capital expenditures on various ongoing capital projects and the $130.0 million acquisition of Simonton in 2014 and for the acquisitions of Mitten and Gienow in 2013. The 2013 acquisitions consisted of $78.9 million paid for Mitten and $20.4 million paid for Gienow. Capital expenditures for 2014 were lower than 2013, at approximately 1.3% of net sales which is comparably to our historical average of 1.5%.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended September 27, 2014 was approximately $157.9 million, primarily from net revolver borrowings of $20.0 million and the issuance of an additional $150.0 million in 6.50% Senior Notes. The long term debt refinancing in the nine months ended September 27, 2014 that occurred in January 2014 was essentially cash neutral after considering the final debt structure and related premiums/discounts with proceeds of $927.9 million offset by debt payments on the 8.25% Senior Secured Notes and 9.375% Senior Notes of $852.0 million, $61.1 million of tender/call premiums, and $14.6 million of debt issuance costs. The issuance of an additional $150.0 million in 6.50% Senior Notes in the nine months ended September 27, 2014 resulted in net proceeds of approximately $138.0 million after deducting $10.1 million for the debt discount and approximately $1.9 million in transaction costs incurred. Net cash provided by financing activities for the nine months ended September 28, 2013 was approximately $195.8 million, primarily from net proceeds from the issuance of common stock of $353.4 million offset by the redemption of long-term debt of $148.0 million combined with the $8.5 million of call premiums associated with that redemption.

Our specific debt instruments and terms are described below:

Recent developments

As described in the following paragraph, Ply Gem Industries modified its debt structure during the nine months ended September 27, 2014. On January 30, 2014, Ply Gem Industries completed an offering of $500.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “6.50% Senior Notes”) and also entered into a $430.0 million senior secured term loan facility due 2021 (the “Term Loan Facility”). The approximate $927.9 million of net proceeds from the issuance of the 6.50% Senior Notes and the borrowings under the Term Loan Facility were used by Ply Gem Industries to purchase all of its 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") and 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") tendered in the tender offers described below, to satisfy and discharge the remaining obligations under the indentures governing the 8.25% Senior Secured Notes and 9.375% Senior Notes and to pay related fees and expenses.

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

On September 19, 2014, Ply Gem Industries issued an additional $150.0 million aggregate principal amount of its 6.50% Senior Notes (“Senior Tack-on Notes”).  The net proceeds from the transaction were approximately $138.0 million after deducting $10.1 million for the debt discount and $1.9 million in transaction costs. The proceeds from the issuance of the Senior Tack-on Notes and approximately $3.1 million of cash on hand were used by Ply Gem Industries to fund Ply Gem Industries’ purchase of all the issued and outstanding shares of common stock of Simonton, to pay fees and expenses related to the offering of the Senior Tack-on Notes and the Simonton acquisition and for general corporate purposes, including the repayment of approximately $10.0 million of indebtedness under the Company’s senior secured asset-backed revolving credit facility (the "ABL Facility"). The additional $150.0 million of 6.50% Senior Notes have the same terms and covenants as the original $500.0 million of 6.50% Senior Notes due 2022. The 6.50% Senior Notes originally issued in January 2014 and the Senior Tack-on Notes issued in September 2014 (collectively, the "6.50% Senior Notes") will mature on February 1, 2022 and bear interest at the rate of 6.50%.

6.50% Senior Notes due 2022

On January 30, 2014, Ply Gem Industries issued $500.0 million of 6.50% Senior Notes at par. On September 19, 2014, Ply Gem Industries issued an additional $150.0 million of 6.50% Senior Notes at a discount of approximately $10.1 million. Interest accrues at 6.50% per annum and is paid semi-annually on February 1 and August 1 of each year. The 6.50% Senior Notes will mature on February 1, 2022.

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

On September 5, 2014, Ply Gem Industries completed an exchange offer with respect to the 6.50% Senior Notes issued in January 2014 to exchange $500.0 million 6.50% Senior Notes registered under the Securities Act for $500.0 million of the issued and outstanding 6.50% Senior Notes. Upon completion of the exchange offer, all $500.0 million of issued and outstanding 6.50% Senior Notes were registered under the Securities Act.  However, the $150.0 million of Senior Tack-on Notes issued in September 2014 have not yet been registered under the Securities Act.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of September 27, 2014, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 1.76% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

Senior Secured Asset Based Revolving Credit Facility due 2018

On November 1, 2013, Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Ply Gem Canada, Gienow Canada Inc., and Mitten Inc. (together with Ply Gem Canada and Gienow, the “Canadian Borrowers”) entered into an amended and restated credit agreement governing the ABL Facility. Among other things, the amendment and restatement of the credit agreement governing the ABL Facility: (i) increased the overall facility to $250.0 million from $212.5 million, (ii) increased the accordion feature to $100.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.50% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) increased the amount available under the ABL Facility to Ply Gem Industries' Canadian subsidiaries to $50.0 million. In November 2014, the Company exercised a portion of the accordion feature under the ABL Facility for $50.0 million, or 50% of the eligible accordion, increasing the ABL Facility from $250.0 million to $300.0 million to primarily account for the additional borrowing base acquired from Simonton. Under the terms of the ABL Facility, the Company has the ability to further increase the revolving commitments up to another $50.0 million to $350.0 million, subject to certain terms and conditions. All outstanding loans under the ABL Facility are due and payable in full on November 1, 2018. Under the ABL Facility, $250.0 million is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers. The following summary describes the ABL Facility after giving effect to the amendment and restatement. As a result of the ABL Facility amendment in which the loan syndication consisted of previous members who either maintained or increased their position as well as new syndication members, the Company capitalized new debt issuance costs of $1.3 million and will amortize these costs through 2018.

The ABL Facility provides for revolving credit financing of up to $300.0 million subject to borrowing base availability, including sub-facilities for letters of credit, swingline loans and borrowings in Canadian dollars and United States dollars, $250.0 million of the ABL Facility is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of September 27, 2014, the Company’s interest rate on the ABL Facility was approximately 1.72%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of September 27, 2014, Ply Gem Industries had approximately $224.3 million of contractual availability and approximately $221.4 million of borrowing base availability under the ABL Facility, reflecting $20.0 million of borrowings outstanding and approximately $5.7 million of letters of credit and priority payables reserves.

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

Loss on debt modification or extinguishment

As a result of the January 2014 6.50% Senior Notes and Term Loan Facility issuance and the tender, redemption, and repurchase of the 8.25% Senior Secured Notes and the 9.375% Senior Notes (the "January 2014 Refinancing") during the nine months ended September 27, 2014, the Company performed an analysis to determine the proper accounting treatment for the January 2014 Refinancing. Specifically, the Company evaluated each creditor with ownership in both the new 6.50% Senior Notes and/or Term Loan Facility debt instruments and the old 8.25% Senior Secured Notes and/or 9.375% Senior Notes to determine whether the transaction should be accounted for as a modification or an extinguishment of debt as it relates to each individual creditor. The Company had approximately $34.4 million of unamortized debt discount and $14.9 million of unamortized debt issuance costs associated with the 8.25% Senior Secured Notes and 9.375% Senior Notes, of which approximately $4.8 million and $2.1 million, respectively, were expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 27, 2014 as a result of the January 2014 Refinancing.

The Company also incurred an early tender premium of approximately $61.1 million in conjunction with this transaction, of which approximately $52.6 million was recorded as a discount on the 6.50% Senior Notes and the Term Loan Facility and approximately $8.5 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 27, 2014. The Company also expensed approximately $0.3 million for the third party fees for the 8.25% Senior Secured Notes and 9.375% Senior Notes as a result of the January 2014 Refinancing for the nine months ended September 27, 2014. The Company also incurred approximately $14.7 million of costs associated with the 6.50% Senior Notes and Term Loan Facility, of which approximately $9.2 million was recorded as debt issuance costs and approximately $5.5 million was expensed as a loss on modification of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 27, 2014. Additionally, the Company incurred an original issue discount of approximately $2.2 million for the Term Loan Facility, of which approximately $1.9 million was recorded as a discount and approximately $0.3 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the nine months ended September 27, 2014.

As a result of the June 28, 2013 redemption of approximately $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes, the Company recorded a loss on debt extinguishment of approximately $8.1 million in the condensed consolidated statement of operations for the nine months ended September 28, 2013.

As a result of the June 22, 2013 redemption of approximately $64.0 million aggregate principal amount of the 9.375% Senior Notes, the Company recorded a loss on debt extinguishment of approximately $10.8 million in the condensed consolidated statement of operations for the nine months ended September 28, 2013.
Based on the January 2014 Refinancing, the Company recognized a loss on debt modification or extinguishment of approximately $21.4 million for the nine months ended September 27, 2014 and approximately $18.9 million for the nine months ended September 28, 2013 related to the 2013 redemptions, as summarized in the table below.

(Amounts in thousands)	For the nine months ended
	September 27, 2014	September 28, 2013
Loss on extinguishment of debt:
Tender premium	$(8,493)	$—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	(4,773)	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	(2,067)	—
Term Loan Facility unamortized discount	(255)	—
Call premium for 8.25% Senior Secured Notes	—	(2,520)
8.25% Senior Secured Notes unamortized discount	—	(3,831)
8.25% Senior Secured Notes unamortized debt issuance costs	—	(1,766)
Call premium for 9.375% Senior Notes	—	(6,000)
9.375% Senior Notes unamortized discount	—	(3,666)
9.375% Senior Notes unamortized debt issuance costs	—	(1,165)
	(15,588)	(18,948)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	(302)	—
Third party fees for 6.50% Senior Notes and Term Loan Facility	(5,474)	—
	(5,776)	—

Total loss on modification or extinguishment of debt	$(21,364)	$(18,948)

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of September 27, 2014, we had cash and cash equivalents of approximately $26.8 million, approximately $224.3 million of contractual availability under the ABL Facility and approximately $221.4 million of borrowing base availability.

In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, we have a potential obligation related to certain tax matters of approximately $3.2 million, including interest of approximately $1.2 million.  The timing of the potential tax payments is unknown.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of $430.0 million on the Term Loan and up to $250.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year for the Term Loan Facility.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.6 million per year. At September 27, 2014, we were not party to any interest rate swaps or caps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and nine months ended September 27, 2014, the net impact of foreign currency changes to our results of operations was a loss of approximately $0.8 million and $0.5 million, respectively. The impact of foreign currency changes related to translation resulted in a decrease in stockholders' deficit of approximately $5.4 million for the nine months ended September 27, 2014. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. During the nine months ended September 27, 2014, we entered into a hedging contract in order to mitigate the exposure risk of currency fluctuation against the Canadian dollar.  At September 27, 2014, our foreign currency hedging contract had a market value of $47,000 and is recorded as an increase in stockholders' deficit for the nine months ended September 27, 2014.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. According to the London Metal Exchange, the price of aluminum decreased approximately 8.8% for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013. Conversely, the average market price for PVC resin was estimated to have increased approximately 10.3% for the nine months ended September 27, 2014 compared to the nine months ended September 28, 2013.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI increase for the twelve months ended September 2014 was approximately 1.7%.

Labor force risk
Our manufacturing process is highly engineered but involves manual assembly, fabrication, and manufacturing processes. We believe that our success depends upon our ability to employ, train, and retain qualified personnel with the ability to design, utilize and enhance these services and products. In addition, our ability to expand our operations depends in part on our ability to increase our labor force as the U.S. housing market recovers and minimize labor inefficiencies. A significant increase in the wages paid by competing employers could result in a reduction of our labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our cost structure could increase, our margins could decrease and any growth potential could be impaired. Historically, the Company has believed that the lag period between breaking ground on a new housing start and the utilization of our products on the exterior of a home was 90 days. The Company believes that the labor force risk has expanded the historical 90 day lag period to 120 days or more.
During the nine months ended September 27, 2014, a union vote was held at the newly combined Western Canadian entity and the union received a favorable vote. It is expected that the manufacturing operations at that facility will be unionized through ratification of that vote.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 27, 2014.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 27, 2014 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

There have been no changes in our internal control over financial reporting during the three months ended September 27, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 14, 2013, the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") issued an updated version of its Internal Control – Integrated Framework ("2013 Framework"). Originally issued in 1992 ("1992 Framework"), the framework helps organizations design, implement and evaluate the effectiveness of internal control concepts and simplify their use and application. The 1992 Framework remains available during the transition period, which extends to December 15, 2014, after which time COSO will consider it as superseded by the 2013 Framework. As of September 27, 2014, the Company continues to utilize the 1992 Framework during the transition to the 2013 Framework by the end of 2014. The Company does not expect significant changes to its overall internal control structure over financial reporting to result from the transition to the 2013 Framework.

PART II – OTHER INFORMATION
Item 5.                                                 OTHER INFORMATION

On November 6, 2014, the Company, Ply Gem Industries, a wholly-owned subsidiary of the Company, Gienow Canada Inc. (“Gienow”), and Mitten Inc. (“Mitten”, and together with Gienow, the “Canadian Borrowers”) and certain subsidiaries of Ply Gem Industries, as loan parties, entered into Amendment No. 2 and Incremental Assumption Agreement to Amended and Restated Credit Agreement with certain financial institutions and institutional lenders providing incremental revolving credit commitments and UBS AG, Stamford Branch, as U.S. administrative agent (the “ U.S. Administrative Agent”), exercising a portion of the accordion feature under the ABL Facility for $50.0 million.

This accordion exercise for $50.0 million increases the aggregate amount of the commitments under the ABL Facility from $250.0 million to $300.0 million to account for the additional borrowing base acquired from Simonton. Under the terms of the ABL Facility, the Company has the ability to further increase the revolving commitments up to another $50.0 million to $350.0 million, subject to certain terms and conditions. All other terms and conditions under the ABL Facility remain unchanged. Please refer to “Note 6-Long-Term Debt” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the ABL Facility, which information is incorporated by reference into this Item 5.

In the ordinary course of their businesses, certain of the agents and lenders under the ABL Facility and certain of their affiliates have, from time to time, provided, and may in the future provide, financial services to or engage in investment and commercial banking or other transactions of a financial nature with the Company, Ply Gem Industries or their respective affiliates, including the provision of certain advisory services and the making of loans to the Company and its affiliates, for which they received or will receive customary fees and expenses.

Item 6.                                                 EXHIBITS

(a)   Exhibits

Exhibit No.                                                                  Description of Exhibits

2.1*	Stock Purchase Agreement, dated as of August 19, 2014, by and among Ply Gem Industries, Inc., Fortune Brands Home & Security, Inc. and Fortune Brands Windows & Doors, Inc.
4.1
Registration Rights Agreement, September 19, 2014, among Ply Gem Industries, inc., the Guarantors party thereto and Credit Suisse Securities (USA) LLC, as representative of the initial purchasers (incorporated by reference from Exhibit 4.1 to the Company's Form 8-K, dated September 19, 2014 (File No. 001-359302).

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
101*
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, filed on November 7, 2014, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  November 7, 2014

By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Vice Chairman of the Board

Date:  November 7, 2014

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary