Form 10-K
period 2014-12-31
PLY GEM HOLDINGS INC
filed 2015-03-13
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer [  ]    Accelerated filer [X]     Non-accelerated filer [ ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 27, 2014, was approximately $221.9 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NYSE on June 27, 2014. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 27, 2014.
The Company had 67,925,796 shares of common stock outstanding as of March 13, 2015.

Documents incorporated by reference:  The information required by Part III (Items 10, 11, 12, 13 and 14) of this form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014.

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

• an inability to successfully develop new products or improve existing products;

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

• litigation costs of defense;

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

• increases in transportation and fuel costs;

• increases in foreign currency exchange and interest rates;

• material non-cash impairment charges;

• our significant amount of indebtedness;

 • non-compliance with covenants in the credit agreement governing our senior secured asset-based revolving credit facility (the "ABL Facility"), the credit agreement governing our senior secured term loan facility (the "Term Loan Facility") and the indenture governing our 6.50% senior notes due 2022 (the "6.50% Senior Notes");

• failure to generate sufficient cash to service all of our indebtedness and make capital expenditures;

• limitations on our net operating losses and payments under the tax receivable agreement to our current stockholders;

• exposure of systems and IT infrastructure to security breaches and other cyber security incidents;

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

PART I

Item 1.      BUSINESS

Company Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 51% and 49% of our sales, respectively, for the fiscal year ended December 31, 2014.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

History

Ply Gem Holdings was incorporated as a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), on January 23, 2004 by affiliates of CI Capital Partners for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”).  The Ply Gem acquisition was completed on February 12, 2004.  Prior to the Ply Gem acquisition, our business was known as the Windows, Doors and Siding division of Nortek, where the business operated as a holding company with a broad set of brands.  Since the Ply Gem acquisition, we have acquired nine additional businesses to complement and expand our product portfolio and geographical diversity.  Gary E. Robinette, our President, Chief Executive Officer and Vice Chairman of the Board, joined Ply Gem in October 2006, and has employed the strategy of transitioning Ply Gem to an integrated and consolidated business model under the Ply Gem brand.  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”), with Ply Gem Prime being the surviving corporation.  As a result, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Prime. On May 23, 2013, Ply Gem Holdings issued 18,157,895 shares of common stock in an initial public offering ("IPO") of its common stock at a price of $21.00 per share, receiving net proceeds of approximately $353.8 million. In connection with and prior to the IPO, Ply Gem Holdings also issued 48,962,494 shares of common stock in connection with the merger of Ply Gem Prime with Ply Gem Holdings being the surviving entity.

The following is a summary of Ply Gem’s acquisition history:

•
On August 27, 2004, Ply Gem acquired MWM Holding, Inc. (“MWM Holding”), a manufacturer of vinyl, wood, wood-clad, composite, impact and aluminum windows. MWM Holding is part of our Windows and Doors segment and operates under common leadership with our other U.S. window businesses.

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

•
On April 9, 2013, Ply Gem acquired the capital stock of Gienow WinDoor Ltd. (which was amalgamated into Gienow Canada Inc. with our legacy Ply Gem Canada business effective January 2014) ("Gienow"), a manufacturer of windows and doors in Western Canada. Gienow is part of our Western Canadian windows business and is part of the Windows and Doors segment.

•
On May 31, 2013, Ply Gem completed the acquisition of Mitten Inc. ("Mitten"), a manufacturer of vinyl siding and distributor of various other exterior building products in Canada. The majority of Mitten's operations are part of the Siding, Fencing and Stone segment.

•
On September 19, 2014, Ply Gem acquired the capital stock of Fortune Brands Windows Inc., and its direct and indirect wholly owned subsidiaries: Simonton Building Products LLC, Simonton Industries, Inc., Simonton Windows, Inc., and SimEx, Inc (together "Simonton"). Simonton is a premier repair and remodeling window company with leading brand recognition and is part of the Windows and Doors segment.

Access to Company Information

The Company maintains a website with the address www.plygem.com. The Company is not including the information contained on the Company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The Company makes available through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements as soon as reasonably practicable after the Company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (“SEC”).

Business Strategy

We are pursuing the following business and growth strategies:

•
Capture Growth Related to Housing Market Recovery.  As a leading manufacturer of exterior building products, we intend to capitalize on the continued recovery in new construction and the anticipated recovery in the home repair and remodeling market.  The National Association of Home Builders’ (“NAHB”) 2014 estimate of single family housing starts was 646,000, which was approximately 37% below the 50-year average, representing a significant opportunity for growth as activity improves to rates that are more consistent with historical levels.  Furthermore, we believe that the underinvestment in homes during the recent recession and the overall age of the U.S. housing stock will drive significant future spending for home repair and remodeling.

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

•
Continue to Increase Market Penetration.  We intend to increase the market penetration of our siding, fencing, and stone products and our window and door products by leveraging the breadth of our product offering and broad geographical footprint to serve customers across North America and by pursuing cross-selling opportunities.  Additionally, our continued investments in product innovation and quality, coupled with strong customer service, further enhance our ability to capture increased sales in each of our core product categories.  In 2014, our U.S. vinyl siding leading market position decreased to approximately 38.8% after increasing to our 39.5% position in 2013 from 2012.  In 2013, we continued to achieve strategic market share gains obtaining new regional window business with a large home center. In 2014, we also expanded our repair and remodeling presence with the Simonton acquisition and entered new product categories such as PVC trim and engineered slate roofing.

•
Expand Brand Coverage and Product Innovation. Ply Gem is an industry leader with a strong portfolio of product brands. This portfolio allows us the unique ability to provide a broad range of solutions for the exterior of a home and deliver the greatest value to the broadest segment of customers. We are committed to building brand equity with our customers, trade professionals and consumers and we invest in tracking the Ply Gem brands and competitive brand health with primary research. We utilize an integrated marketing approach to leverage our investment across businesses with a goal of optimizing our results. We have committed resources to advancement in Digital Marketing, Search Optimization, Lead Generation and Website User Experience to engage with our target audiences directly. Our social marketing efforts across Ply Gem brands and Simonton brands give us access to over 80,000 people directly and often experience shares and amplification values greater than 1 million per message. We continue to advertise our brands and products using traditional media such as national trade magazines, national cable TV, Angie's List and Cause Marketing Initiatives like Home for our Troops and Habitat for Humanity. Our public relations efforts are powerful in building awareness of Ply Gem products where we reach approximately 40 million impressions annually across the United States and Canada. Ply Gem will continue to invest in the success of The Designed Exterior by Ply Gem. This platform will focus on the Company's ability to deliver a complete designed exterior as a single manufacturer. The 2014 pilot program in Cincinnati validated the concept of design inspiration for the homeowner and the benefits of selling the total designed exterior for our customers and trade professionals.

Ply Gem remains focused on our customers and provides best in class product and customer marketing. We successfully launched Ply Gem Engineered Slate Roofing in 2014 and continue to develop innovative product solutions within our existing categories and explore new product solutions adjacent to our core categories.

The result of our commitment to product development and innovation has been demonstrated in the approximately $910.1 million of incremental annualized sales that we recognized for new products introduced from 2009 to 2014 excluding any cannibalization of sales of pre-existing products.

We also invest in our future and further brand development by pursuing certain strategic acquisitions if they fit our geographical footprint and strategic focus. For example, in April 2013 we acquired Gienow, a manufacturer of windows and doors in Western Canada, in May 2013 we acquired Mitten, a leading manufacturer of vinyl siding and accessories in Canada, and in September 2014 we acquired Simonton, a premier repair and remodeling window company with leading brand recognition. These acquisitions provide us with significant presence in Canada and with operating efficiencies to drive further market gains.

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

New Home Construction

Management believes that a U.S housing recovery is underway on a national basis, supported by favorable demographic trends, historically low interest rates and consumers who are increasingly optimistic about the U.S. housing market. New construction in the United States experienced strong growth from the early 1990s to 2006, with housing starts increasing at a compounded annual growth rate of 3.8%.  However, from 2006 to 2014, single family housing starts are estimated to have declined 56% according to the NAHB.  While the industry has experienced a period of severe correction, management believes that the long-term economic outlook for new construction in the United States is favorable and supported by an attractive interest rate environment, increasing consumer confidence, improving employment growth and strong demographics, as new household formations and increasing immigration drives demand for starter homes.  According to the Joint Center for Housing Studies of Harvard University, net new household formations between 2015 and 2025 are expected to range anywhere from 11.6 million units to 13.2 million units.

During 2013, single family housing starts increased 15.7% to 621,000 compared to 2012. During 2014, single family housing starts are estimated to have increased 4.1% to 646,000 compared to 2013. The NAHB is currently forecasting single family housing starts to further increase in 2015 and 2016 by 15.6% and 38.8%, respectively.

Home Repair and Remodeling

Management believes that the U.S. home repair and remodeling products market is poised for a recovery. Since the early 1990s and through 2006, demand for home repair and remodeling products in the United States increased at a compounded annual growth rate of 4.3%, according to the U.S. Census Bureau, as a result of strong economic growth, low interest rates and favorable demographics.  However, beginning in 2007 the ability for homeowners to finance repair and remodeling expenditures, such as replacement windows or vinyl siding, has been negatively impacted by a general tightening of lending requirements by financial institutions and the significant decrease in home values, which limited the amount of home equity against which homeowners could borrow.  Management believes that expenditures for home repair and remodeling products are also affected by consumer confidence, economic conditions, debt ceiling and national budget deliberations, and unemployment levels. Management believes the long-term economic outlook of the demand for home repair and remodeling products in the United States is favorable and supported by the move towards more energy-efficient products, recent underinvestment in home maintenance and repair, and an aging housing stock.

Description of Business

Financial information about our segments is included in the Notes to Consolidated Financial Statements and incorporated herein by reference.

Siding, Fencing and Stone segment

Products

In our Siding, Fencing and Stone segment, our principal products include vinyl siding and skirting, vinyl and aluminum soffit, aluminum trim coil, cellular PVC trim and mouldings, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems, injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts, vinyl fence, vinyl railing and stone veneer in the United States and Canada. We sell our siding and accessories under our Variform®, Napco®, Mastic® Home Exteriors, Mitten®, Procanna (Canada only) and Cellwood® brand names and under the Georgia-Pacific brand name through a private label program. We also sell our vinyl siding and accessories to Lowe's under our Durabuilt® private label brand name. Our cellular PVC Trim products are sold under our Ply Gem® Trim and Mouldings brand name. Our vinyl fencing and railing products are sold under the Ply Gem brand name. Our stone veneer products are sold under our Ply Gem Stone brand name. Our engineered slate polymer products are sold under our Ply Gem Roofing brand name. Our gutter protection products are sold under our Leaf Relief®, Leaf Relief® Snap Tight, Leaf Smart® and Leaf Logic® brand names. A summary of our product lines is presented below according to price point:

	Mastic® Home Exteriors	Variform®	Napco®	Cellwood ®	Durabuilt®	Georgia Pacific	Mitten®	Ply Gem Fence/Rail	Ply Gem® Stone	Ply Gem ® Trim and Mouldings (1)	Ply Gem Roofing (2)

Specialty/Super Premium	Cedar Discovery® Structure® Home Insulation System™	Heritage Cedar®™ Climaforce™	Cedar Select® American Essence™	Cedar Dimensions™	670 Series™ Hand Split 650 Series™ Shingle Siding 660 Series™ Round Cut Siding 800 Series Insulated Siding	Cedar Spectrum™ Caliber™ High Performance Insulated Siding	InsulPlankII Grand River		Fieldstone Tuscan Fieldstone Shadow Ledgestone Cut Cobblestone Cobblestone Ridgestone Riverstone Brick True Stack

Premium	Quest® T-Lok® Barkwood® Liberty Elite® Board + Batten Designer Series™ Carvedwood 44®	Timber Oak Ascent™ Vortex Extreme™ Board + Batten Camden Pointe®	American Splendor® American Accents Board + Batten™	Dimensions® Board + Batten	480 Series™	Cedar Lane® Lane® Compass™ Select Board + Batten	Sentry	Elegance Vinyl Fence		Trim Boards Corners Post Wraps Mouldings Beadboard Skirtboard Sheets J-Notch Trim Post Accents	Engineered Slate Polymer

Standard	Ovation™ Charleston Beaded®	Nottingham® Ashton Heights® Victoran Harbor®	American Herald® American Tradition American 76 Beaded®	Progressions® Colonial Beaded	440 Series™ 450 Series™ Beaded	Forest Ridge® Shadow Ridge® Castle Ridge® Chatham Ridge® Somerset™ Coastal	Southern Beaded Highland Cambridge Entree	Performance Vinyl Fence and Rail

Economy	Mill Creek® Brentwood® Eclipse™	Contractors Choice®	American Comfort®	Evolutions®	410 Series™	Vision Pro® Parkside® Oakside®	Oregon Pride	Classic Vinyl Fence

(1) The cellular PVC Trim product category launched during the first quarter of 2013.
(2) The Engineered Slate Roofing product category launched during the third quarter of 2014.

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

We sell our siding and accessories to specialty distributors (one-step distribution) and to wholesale distributors (two-step distribution).  Our specialty distributors sell directly to remodeling contractors and builders.  Our wholesale distributors sell to retail home centers and lumberyards who, in turn, sell to remodeling contractors, builders and consumers.  In the specialty channel, we have developed an extensive network of approximately 800 independent distributors, serving over 22,000 contractors and builders nationwide.  We are well-positioned in this channel as many of these distributors are both the largest and leading consolidators in the industry.  In the wholesale channel, we are the sole supplier of vinyl siding and accessories to BlueLinx (formerly a distribution operation of the Georgia-Pacific Corporation), one of the largest building products distributors in the United States.  Through BlueLinx and our BlueLinx dedicated sales force, our Georgia-Pacific private label vinyl siding products are sold at major retail home centers, lumberyards and manufactured housing manufacturers.  A portion of our siding and accessories is also sold directly to home improvement centers.  Our growing customer base of fencing and railing consists of fabricators, distributors, retail home centers and lumberyards.  Our customer base of stone veneer products consists of distributors, lumberyards, retailers and contractors. Our customer base of roofing products consists of distributors, lumberyards, retailers and contractors. In the Canadian market, our complete offering of vinyl siding and accessories, trim and moulding, and fence and rail are primarily distributed through our 18 Mitten distribution centers and branch locations.

Our largest customer, ABC Supply Co., Inc., comprised 16.0%, 15.7%, and 17.1% of the net sales of our Siding, Fencing, and Stone segment for the years ended December 31, 2014, 2013, and 2012, respectively.

Production and facilities

Vinyl siding, skirting, soffit and accessories are manufactured in our Martinsburg, West Virginia, Jasper, Tennessee, Stuarts Draft, Virginia, Kearney, Missouri, and Paris, Ontario facilities, while all metal products are produced in our Sidney, Ohio facility.  The majority of our injection molded products such as shakes, shingles, scallops, shutters, vents and mounts are manufactured in our Gaffney, South Carolina facility.  The cellular PVC trim and mouldings products are manufactured in Kearney, Missouri and St. Marys, West Virginia. The vinyl, metal, and injected molded plants have sufficient capacity to support planned levels of sales growth for the foreseeable future.  Our fencing and railing products are currently manufactured at our York, Nebraska and Fair Bluff, North Carolina facilities.  The fencing and railing plants have sufficient capacity to support our planned sales growth for the foreseeable future.  Our stone veneer products are manufactured at our Middleburg, Pennsylvania facility.  Our engineered slate roofing products are currently manufactured at our Fair Bluff, North Carolina facility. Our manufacturing facilities are among the safest in all of North America with three of them having received the highest federal and/or state OSHA safety award and rating.

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

Recycled plastics are a major component in the production of our roofing products. The price of recycled plastics has risen above historical levels and is expected to remain high. The recycled plastic market is driven by supply and demand and therefore causes the recycled plastic market to be volatile.

Competition

We compete with other national and regional manufacturers of vinyl siding, aluminum, cellular PVC, fencing, and stone products. We believe we are currently the largest manufacturer of vinyl siding in North America. Our vinyl siding competitors include CertainTeed, Alside, Royal Building Products and smaller regional competitors. Based on our internal estimates and industry experience, we believe that we have a U.S. vinyl siding market position of 38.8% in 2014, inclusive of Mitten's 2.5% of the U.S. vinyl siding market and Mitten's Canadian market position of 26.6%. Our aluminum accessories competitors include Alsco, Gentek and other smaller regional competitors. Significant growth in vinyl fencing and railing has attracted many new entrants, and the sector today is fragmented. Our cellular PVC trim and moulding competitors include Azek, Inteplast, Kommerling (KOMA), Jain (Excel), Wolfpac (Veratex), Tapco (Kleer), CertainTeed and Royal Building Products. Our fencing and railing competitors include U.S. Fence, Homeland, Westech, Bufftech, and Azek. Our stone veneer competitors include Boral, Eldorado Stone, Coronado Stone and smaller regional competitors. We generally compete on product quality, breadth of product offering, sales and service support. In addition to competition from other vinyl siding, fencing and stone products, our products face competition from alternative materials, such as wood, metal, fiber cement and masonry. Increases in competition from other exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to net sales decreases.

Intellectual property

We possess a wide array of intellectual property rights, including patents, trademarks, tradenames, licenses, proprietary technology and know-how and other proprietary rights.  In connection with the marketing of our products, we generally obtain trademark protection for our brand names in the Siding, Fencing, and Stone segment.  Depending on the jurisdiction, trademarks are valid as long as they are in use and/or their registrations are properly maintained and they have not become generic.  With Mitten Building Products in the Canadian market, we license our Procanna Windows and Doors brand for the production of exclusive Mitten distributed products from contracted, provincial third-party fabricators. Registrations of trademarks can generally be renewed indefinitely as long as the trademarks are in use.  We license the Georgia-Pacific trademark for our Georgia-Pacific private label vinyl siding products sold through BlueLinx. While we do not believe the Siding, Fencing, and Stone segment is dependent on any one of our trademarks, we believe that our trademarks are important to the development and conduct of our business as well as the marketing of our products.  We vigorously protect all of our intellectual property rights.

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

Backlog

Our Siding, Fencing, and Stone segment had a backlog of approximately $9.3 million at December 31, 2014, and a backlog of approximately $7.4 million at December 31, 2013.  We filled 100% of the backlog at December 31, 2013 during 2014. We expect to fill 100% of the orders during 2015 that were included in our backlog at December 31, 2014.

Windows and Doors segment

Products

In our Windows and Doors segment, our principal products include vinyl, aluminum-clad vinyl, aluminum, wood and clad-wood windows and patio doors and steel, wood, and fiberglass entry doors that serve both the new construction and the home repair and remodeling sectors in the United States and Canada.  Our products in our Windows and Doors segment are sold under the Ply Gem® Windows, Simonton® Windows, Great Lakes® Window, Mastic® by Ply Gem, and Ply Gem® Canada brands.  A summary of our current product lines is presented below according to price point:

	Ply Gem U.S. Windows		Mastic by Ply Gem	Great Lakes Window	Ply Gem Canada	Simonton
	New Construction	Replacement		Replacement	New Construction & Replacement	New Construction	Replacement

Specialty/Super-Premium	Mira® Premium Series			Uniframe® EcoSMART	Signature		Impressions 9800 VantagePointeTM 6500

Premium	Mira® Premium Series	Premium Series	Mastic 5000 Series	Lifestyles®	Design Enviro Fiber Stain	ProFinish® Brickmould 600 ProFinish® Master	Daylight MaxTM LumeraTM Reflections® 5500 Stormbreaker Plus VantagePointeTM 6100 VantagePointeTM 6200 VantagePointeTM 6200

Standard	1500 Vinyl Collection	Pro Series	Mastic 4000 Series	Seabrooke®	Classic Comfort Fiber Tuff	ProFinish® Brickmould 300 ProFinish® Contractor	Madeira Reflections® 5300 VantagePointeTM 6060 ClearValue

Economy	Builder Series	Contractor Series	Mastic 3000 Series	Bayshore®	Vista	ProFinish® Builder	Verona AsureTM Reflections® 5050

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

In Canada, sales of product lines for new construction are predominantly made through direct sales to builders and contractors, while sales for repair and remodeling are made primarily through retail lumberyards but also direct to contractors and direct to consumers through our supply and install services.  Ply Gem Canada products are distributed through twelve company-owned distribution centers.

Our sales to our five largest window and door customers represented 37.3%, 25.7%, and 28.6% of the net sales of our Windows and Doors segment for the years ended December 31, 2014, 2013, and 2012, respectively.

Production and facilities

Our window and door products leverage a network of vertically integrated production and distribution facilities located in Virginia, Ohio, North Carolina, Georgia, Texas, California, Washington, West Virginia, Illinois and Alberta, Canada.  Our window and door manufacturing facilities have benefited from our continued investment and commitment to product development and product quality combined with increasing integration of best practices across our product offerings.  In 2010, we began producing vinyl compound for our west coast facilities which improved our operating efficiency and resulted in lower production cost for these items.  In 2010, we continued making upgrades to insulated glass production lines in anticipation of more stringent energy efficiency requirements driven by changes in building codes and consumer demand for Energy Star rated products.

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

During 2013 and 2014, our Windows and Doors segment further streamlined its product offerings by realigning its SKUs to simplify the structure and manufacturing process while maximizing product features for our customers at competitive prices. During 2014, Ply Gem Canada and Gienow consolidated production and distribution facilities, and rationalized and rebranded product lines. As a result, during 2014 four redundant distribution facilities were closed, and manufacturing was largely consolidated into the former Gienow factory.
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

Competition

The window and patio door sector remains fragmented, comprised primarily of local and regional manufacturers with limited product offerings.  The sector’s competitors in the United States include national brands, such as Jeld-Wen, Pella and Andersen, and numerous regional brands, including MI Home Products, Atrium, Weathershield and Milgard.  Competitors in Canada include Jeld-Wen, All Weather, Loewen, and numerous regional brands.  We generally compete on service, product performance, product offering, sales and support.  We believe all of our products are competitively priced and that we are one of the only manufacturers to serve all end markets and price points.

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

Backlog

Our Windows and Doors segment had a backlog of approximately $42.9 million at December 31, 2014 and approximately $37.0 million at December 31, 2013.  We filled 100% of the backlog at December 31, 2013 during 2014. We expect to fill 100% of the orders during 2015 that were included in our backlog at December 31, 2014.

Environmental and Other Regulatory Matters

We are subject to United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites, and protection of worker health and safety.  From time to time, our facilities are subject to investigation by governmental regulators.  In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which we or our predecessors are alleged to have sent hazardous materials for recycling or disposal.  We may be held liable, or incur fines or penalties, in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of our properties from activities conducted by us or previous occupants.  The amount of any liability, fine or penalty may be material, and certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

MW Manufacturers Inc., a subsidiary of MWM Holding, entered into an Administrative Order on Consent, effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Administrative Order on Consent, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Our ability to seek indemnification from U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of December 31, 2014, no recovery has been recognized on our consolidated balance sheet, but we will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (“VOC”) (predominantly trichloroethene (“TCE”)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (“NPL”) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy is in the process of responding to this request for information. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, we could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, our ability to seek indemnification may be limited by the strength of Alcan’s financial condition as well as the terms and limits of the indemnity.

We are currently involved in environmental proceedings involving Gienow Canada Inc. (f/k/a Ply Gem Canada, Inc.) and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania) and MHE (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina), and Simonton (relating to closed lagoons and certain contamination in Paris, Illinois as well as certain contamination associated with certain 7-Eleven convenience food stores).  Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. are to indemnify us for certain environmental liabilities in excess of $2.5 million, including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina. Under the stock purchase agreement governing the Simonton acquisition, Fortune Brands Windows & Doors, Inc., is obligated to indemnify us for any environmental claims associated with the 7-Eleven convenience food stores.  Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek. Our ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.
Based on current information, we are not aware of any compliance obligations, claims, releases or investigations that will have a material adverse effect on our results of operations, cash flows or financial position except as otherwise disclosed in our consolidated financial statements. However, there can be no guarantee that previously known or newly-discovered matters or any inability to enforce our available indemnification rights against previous owners of our subsidiaries will not result in material costs or liabilities. While the stock purchase agreements governing certain of our acquisitions provide that the sellers will indemnify us, subject to certain limitations, for certain environmental liabilities, our ability to seek indemnification from the respective sellers is limited by various factors, including the financial condition of the indemnitor or responsible party as well as by the terms and limits of such indemnities or obligations. As a result, there can be no assurance that we could receive any indemnification from the sellers, and any related environmental liabilities, costs or penalties could have a material adverse effect on our financial condition and results of operations.

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

Employees

•
As of December 31, 2014, we had 8,277 full-time employees worldwide, of whom 6,919 were in the United States and 1,358 were in Canada.  Employees at our Calgary, Alberta plant and our Bryan, Texas plant are currently our only employees with whom we have a collective bargaining agreement.

•
Approximately 7.7% of our total employees are represented by the United Brotherhood of Carpenters and Joiners of America. These Canadian employees remain subject to the terms of the Collective Bargaining Agreement ("CBA") which nominally expired on December 31, 2014. A new CBA is currently being negotiated and expected to be agreed upon and ratified during 2015.

•
Approximately 6.5% of our total employees are represented by the International Chemical Workers Union Council, pursuant to a collective bargaining agreement with certain of our Alenco Windows employees, which expires in December 2016.

Financial Information about Geographic Areas

All of the Company’s operations are located in the United States and Canada.

Revenue from external customers for the year ended December 31, 2014 consisted of:

•	$1,304.6 million from United States customers

•	$250.8 million from Canadian customers

•	$11.2 million from all other foreign customers

Revenue from external customers for the year ended December 31, 2013 consisted of:

•	$1,140.5 million from United States customers

•	$217.5 million from Canadian customers

•	$7.6 million from all other foreign customers

Revenue from external customers for the year ended December 31, 2012 consisted of:

•	$1,043.6 million from United States customers

•	$74.4 million from Canadian customers

•	$3.3 million from all other foreign customers

At December 31, 2014, 2013, and 2012, long-lived assets totaled approximately $73.4 million, $92.0 million, and $17.1 million, respectively, in Canada, and $740.9 million, $578.5 million, and $601.7 million, respectively, in the United States.  We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations.

 Item 1A.  RISK FACTORS
Risks Associated with Our Business

Downturns in the home repair or the remodeling and new construction end markets, or the economy or the availability of consumer credit, could adversely impact our end users and lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new construction spending, which declined significantly beginning in 2008 and remained depressed in 2014 compared to historical levels, even with a slight recovery in 2012, 2013 and 2014, and are affected by such factors as interest rates, inflation, consumer confidence, unemployment and the availability of consumer credit.

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

We compete with other national and regional manufacturers of exterior building products.  Some of these companies are larger and have greater financial resources than we do.  Accordingly, these competitors may be better equipped to withstand changes in conditions in the industries in which we operate and may have significantly greater operating and financial flexibility than we do.  Competitors could take a greater share of sales and cause us to lose business from our customers.  Additionally, our products face competition from alternative materials, such as wood, metal, fiber cement, masonry and composites in siding, and wood, composites and fiberglass in windows.  An increase in competition from other exterior building products manufacturers and alternative building materials could cause us to lose our customers and lead to decreases in net sales.

An inability to successfully develop new products or improve existing products could negatively impact our ability to attract new customer and/or retain existing customers.

Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products, we may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products more rapidly or effectively, which could adversely affect our sales. Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our results of operations, cash flows and financial condition.

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

Our top ten customers accounted for approximately 48.0% of our net sales in the year ended December 31, 2014.  Our largest customer for the fiscal year ended December 31, 2014, ABC Supply Co., Inc., distributes our products within its building products distribution business, and accounted for approximately 12.0% of our consolidated 2014 net sales.  We expect a small number of customers to continue to account for a substantial portion of our net sales for the foreseeable future.

The loss of, or a significant adverse change in our relationships with, our largest customer or any other major customer, or loss of market position of any major customer, could cause a material decrease in our net sales.  The loss of, or a reduction in orders from, any significant customers, losses arising from customers’ disputes regarding shipments, fees, merchandise condition or performance or related matters, or our inability to collect accounts receivable from any major retail customer could cause a decrease in our net income and our cash flow.  In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

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

Our financial performance is affected by the cost of labor.  As of December 31, 2014, approximately 14.2% of our employees were represented by labor unions.  We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity.  Furthermore, some of our direct and indirect suppliers have unionized work forces.  Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured.  Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

Our ability to operate and our growth potential could be materially and adversely affected if we cannot employ, train and retain qualified personnel at a competitive cost.

Many of the products that we manufacture and assemble require manual processes in plant environments. We believe that our success depends upon our ability to attract, employ, train and retain qualified personnel with the ability to design, manufacture and assemble these products. In addition, our ability to expand our operations depends in part on our ability to increase our skilled labor force as the housing market recovers in the United States and Canada. A significant increase in the wages paid by competing employers could result in a reduction of our qualified labor force, increases in the wage rates that we must pay, or both. In addition, we believe that our success depends in part on our ability to quickly and effectively train additional workforce to handle the increased volume and production while minimizing labor inefficiencies and maintaining product quality in a housing market recovery. If either of these events were to occur, our cost structure could increase, our margins could decrease, and any growth potential could be impaired.

We may be subject to claims arising from the operations of our various businesses arising from periods prior to the dates we acquired them.  Our ability to seek indemnification from the former owners of our subsidiaries may be limited, in which case, we would be liable for these claims.

We have acquired all of our subsidiaries, including Ply Gem Industries, MWM Holding, AWC Holding Company, MHE, Pacific Windows, Gienow, Mitten, Simonton and substantially all of the assets of Ply Gem Stone and Greendeck Products, LLC, in the last several years.  We may be subject to claims or liabilities arising from the ownership or operation of our subsidiaries for the periods prior to our acquisition of them, including environmental liabilities.  These claims or liabilities could be significant.  Our ability to seek indemnification from the former owners of our subsidiaries for these claims or liabilities is limited by various factors, including the specific limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy such claims or liabilities. If we are unable to enforce any indemnification rights we may have against the former owners or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, or if we do not have any right to indemnification, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our operating performance.

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

We could face other types of litigation outside of product liability claims that could result in costly defense efforts.

We are from time to time involved in various claims, litigation matters and regulatory proceedings that arise in the ordinary course of our business which could have a material adverse effect on us. These matters may include contract disputes, workers compensation and other personal injury claims, warranty disputes, other tort claims, employment and tax matters and other proceedings and litigation, including class action lawsuits. We have generally denied liability and have vigorously defended these cases. Due to their scope and complexity, however, these lawsuits can be particularly costly to defend and resolve, and we have and may continue to incur significant costs as a result of these types of lawsuits. Although we intend to defend all claims and litigation matters vigorously, given the inherently unpredictable nature of claims and litigation, we cannot predict with certainty the outcome or effect of any claim or litigation matter. We maintain insurance against some, but not all, of these risks of loss resulting from claims and litigation. The levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant accident, judgment, claim or other event is not fully insured or indemnified against, it could have a material adverse impact on our business, financial condition and results of operations.
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

Our facilities are subject to numerous United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites and protection of worker health and safety.  From time to time, our facilities are subject to investigation by governmental regulators.  In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which we or our predecessors are alleged to have sent hazardous materials for recycling or disposal.  We may be held liable, or incur fines or penalties in connection with such requirements or liabilities for, among other things, hazardous substances used in or released from our current or former operations or products, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of our properties from activities conducted by previous occupants.  The amount of such liability, fine or penalty may be material.  For example, MW, a subsidiary of MWM Holding, entered into an Administrative Order on Consent with the EPA, Region III, under Section 3008(h) of RCRA, primarily relating to contamination associated with an underground storage tank formerly located at its Rocky Mount, Virginia property. Certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

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

We may not realize any or all of our anticipated synergies and cost savings with respect to the Simonton, Gienow and Mitten acquisitions and our cost savings programs.

Our cost savings programs for the Simonton, Gienow, and Mitten acquisitions include raw material sourcing, headcount reductions, raw material reformulations, manufacturing efficiency improvements, selling, general and administrative expense reduction and the insourcing of third party products. The estimates contained herein involve risks, uncertainties, assumptions and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. We may not be able to maintain the levels of revenue, earnings or operating efficiency that we, Simonton, Gienow, and Mitten could have achieved separately, or obtain the anticipated benefit of the cost savings program. In addition, any synergies or cost savings that we realize may be offset, in whole or in part, by reductions in revenues such as customer losses and a shift to our value-priced products, or through increases in other expenses, including labor inefficiencies, ramp-up costs and other integration costs. Furthermore, we may never achieve the expected synergies or results of our cost savings programs, or the expenses associated with achieving the expected synergies may be greater than we anticipate.

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

Increases in transportation and fuel costs could cause our cost of products sold to increase and net income to decrease.

Increases in transportation and fuel costs could negatively impact our cost to deliver our products to our customers and thus increase our cost of products sold.  The Company estimates that a 10% increase in fuel costs for the year ended December 31, 2014 would have increased costs of products sold during such period by approximately $9.7 million. If we are unable to increase the selling price of our products to our customers to cover any increases in transportation and fuel costs, net income may be adversely affected.

Changes in foreign currency exchange and interest rates could have a material adverse effect on our operating results and liquidity.

We have operations in Canada that generated approximately 18% of our revenues in 2014. As such, our net sales, earnings and cash flow are exposed to risk from changes in foreign exchange rates, which can be difficult to mitigate. For example, during 2014 the U.S. dollar strengthened against the Canadian dollar by approximately 9.1%. Depending on the direction of changes relative to the U.S. dollar, Canadian dollar values can increase or decrease the reported values of our net assets and results of operations. The change in foreign currency exchange rates had a net unfavorable impact on the growth rate of our net sales in 2014. We hedge this foreign currency exposure by evaluating the usage of certain derivative instruments which hedge certain, but not all, underlying economic exposures. We are also exposed to changes in interest rates as the Term Loan and ABL Facility bear interest at variable interest rates. As a result, future interest rate increases will negatively impact our financial results. Our ability to access capital markets could also be impeded if adverse liquidity market conditions occur.
Declines in our business conditions may result in an impairment of our tangible and intangible assets, which could result in a material non-cash charge.

A negative long-term performance outlook could result in a decrease in net sales, which could result in a decrease in operating cash flows, adversely impacting our business and results of operations, and have a material adverse effect on our financial condition.  These declines could result in an impairment of our tangible and intangible assets which results when the carrying value of the assets exceed their fair value.

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

In addition, under the ABL Facility, if (a) our excess availability is less than the greater of (x) 10.0% of the lesser of the aggregate commitments and the borrowing base and (y) $17.5 million or (b) an event of default has occurred and is continuing, we will be required to comply with a minimum fixed charge coverage ratio test. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure that we will meet this ratio.  A breach of any of these covenants under the ABL Facility, Term Loan Facility or the indenture governing the 6.50% Senior Notes could result in an event of default under the ABL Facility, the Term Loan Facility, and/or the indenture. An event of default under any of our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable and, in some cases, proceed against the collateral securing such indebtedness.

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
The payments we will be required to make under the tax receivable agreement could be substantial. We expect that, as a result of the amount of the NOL carryovers from prior periods (or portions thereof), assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, future payments under the tax receivable agreement, in respect of the federal and state NOL carryovers, could be approximately $100.0 million in the aggregate and may be paid within the next five to ten years, assuming that utilization of such tax attributes is not subject to limitation under Section 382 of the Code as the result of an “ownership change” (within the meaning of Section 382 of the Code) of Ply Gem Holdings. These amounts reflect only the cash savings attributable to current tax attributes resulting from the NOL carryovers. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments from these tax attributes. However, in no event will the total payments made under the tax receivable agreement exceed $100.0 million, excluding any amount accounted for as interest under the Code.

In addition, although we are not aware of any issue that would cause the U.S. Internal Revenue Service (“IRS”) to challenge the benefits arising under the tax receivable agreement, the Tax Receivable Entity will not reimburse us for any payments previously made if such benefits are subsequently disallowed. As a result, in such circumstances, we could make payments under the tax receivable agreement that are greater than our actual cash tax savings and may not be able to recoup those payments, which could adversely affect our liquidity. However, any excess payments made to the Tax Receivable Entity will be netted against payments otherwise to be made, if any, after our determination of such excess.
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

Our systems and IT infrastructure may be subject to security breaches and other cyber security incidents.

Purchase of our products may involve the transmission and/or storage of data, including in certain instances customers' business and personally identifiable information. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our customers, as security breaches could result in vulnerabilities and loss of and/or unauthorized access to confidential information. We may face attempts by experienced hackers, cybercriminals or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation or brand. This could lead some customers to stop purchasing our products and reduce or delay future purchases of our products or use competing products; state or federal enforcement action, which could result in fines, penalties and/or other liabilities and which may cause us to incur legal fees and costs, and/or additional costs associated with responding to the cyberattack. Increased regulation regarding cybersecurity may increase our costs of compliance, including fines and penalties, as well as costs of cybersecurity audits. Any of these actions could materially adversely impact our business and results of operations.

We have invested in industry appropriate protections and monitoring practices of our data and information technology to reduce these risks and continue to monitor our systems on an ongoing basis for any current or potential threats. There can be no assurance, however, that our efforts will prevent breakdowns or breaches to our third party providers' databases or systems that could adversely affect our business.

We are controlled by the CI Partnerships whose interest in our business may be different than yours.

The CI Partnerships own approximately 67.3% of the outstanding common stock of Ply Gem Holdings, the direct parent company of Ply Gem Industries. Ply Gem Holdings has entered into an amended and restated stockholders agreement with the CI Partnerships and certain of our members of management. Under the stockholders agreement, the CI Partnerships are currently entitled to nominate a majority of the members of Ply Gem Holdings' board of directors and all of the parties to the stockholders agreement have agreed to vote their shares of our common stock as directed by the CI Partnerships. Accordingly, the CI Partnerships will be able to exercise significant influence over our business policies and affairs. In addition, the CI Partnerships can control any action requiring the general approval of Ply Gem Holdings' stockholders, including the election of directors, the adoption of amendments to Ply Gem Holdings' certificate of incorporation or by-laws and the approval of mergers or sales of substantially all of our assets.

We have identified a material weakness in our internal control over financial reporting, and this weakness, our ability to remediate this material weakness, or our discovery of additional weaknesses, could adversely affect our ability to report accurate information in a timely manner and our results of operations and our stock price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires that companies evaluate and report on their systems of internal control over financial reporting. In addition, our independent registered public accounting firm must report on its evaluation of those controls. As disclosed in "Controls and Procedures" in Part II, Item 9A of this Report, we have identified a material weakness as of December 31, 2014 in our internal control over financial reporting resulting from ineffective controls concerning the review of nonstandard journal entries.
Failure to have effective internal control over financial reporting could impair our ability to produce accurate financial statements on a timely basis and could lead to a restatement of our financial statements or correction of other information filed with the SEC. If, as a result of deficiencies in our internal control over financial reporting, we cannot provide reliable financial statements, our business decision processes may be adversely affected, our business and results of operations could be harmed, investors could lose confidence in our reported financial information and our ability to obtain additional financing, or additional financing on favorable terms, could be adversely affected. In addition, failure to maintain effective internal control over financial reporting could result in a decline in our stock price, liabilities arising from stockholder litigation and investigations or sanctions by the SEC, the Financial Industry Regulatory Authority, Inc. (FINRA) or other regulatory authorities.
Our management has taken action to begin remediating this material weakness, however, certain other remedial actions have not been completed or have only recently been undertaken, and while we expect to continue to implement our remediation plan through 2015, we cannot be certain as to when remediation will be fully completed. In addition, we may in the future identify additional internal control deficiencies that could rise to the level of a material weakness or uncover errors in financial reporting. During the course of our evaluation, we may identify areas requiring improvement and may be required to design additional enhanced processes and controls to address issues identified through this review. In addition, there can be no assurance that such remediation efforts will be successful, that our internal control over financial reporting will be effective as a result of these efforts or that any such future deficiencies identified may not be material weaknesses that would be required to be reported in future periods.
If we fail to remediate this material weakness and maintain an effective system of disclosure controls or internal control over financial reporting, we may not be able to rely on the integrity of our financial results, which could result in inaccurate or late reporting of our financial results.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.      PROPERTIES

Our corporate headquarters is located in Cary, North Carolina.  We own and lease several additional properties in the United States and Canada.  We operate the following facilities as indicated, and each facility is leased unless indicated with “Owned” under the Lease Expiration Date column below.

Location	Square Footage	Facility Use	Lease Expiration Date

Siding, Fencing, and Stone Segment
Jasper, TN	270,000	Manufacturing and Administration	Owned
Fair Bluff, NC (1)	198,000	Manufacturing and Administration	9/30/2024
Kearney, MO (1)	175,000	Manufacturing and Administration	9/30/2024
Kansas City, MO	125,000	Warehouse	Month-to-month
Valencia, PA (2)	104,000	Manufacturing and Administration	9/30/2024
Martinsburg, WV (1)	163,000	Manufacturing and Administration	9/30/2024
Martinsburg, WV	165,000	Warehouse	4/14/2016
York, NE (1)	76,000	Manufacturing	9/30/2024
Stuarts Draft, VA	257,000	Manufacturing and Administration	Owned
Sidney, OH	819,000	Manufacturing and Administration	Owned
Gaffney, SC	259,000	Manufacturing and Administration	Owned
Harrisonburg, VA	358,000	Warehouse	2/28/2018
Kansas City, MO	36,000	Administration	12/31/2017
Middleburg, PA	100,000	Manufacturing and Administration	12/31/2016
South Pittsburgh, TN	95,000	Warehouse	10/31/2015
Gaffney, SC	55,000	Warehouse	12/31/2017
Selinsgrove, PA	37,000	Warehouse	12/31/2015
Paris, ON, Canada	132,000	Manufacturing and Administration	Owned
Brantford, ON, Canada	237,000	Warehouse and Administration	1/31/2020
Mount Pearl, NFLD, Canada	20,000	Warehouse	10/31/2019
Dartmouth, NS, Canada	16,000	Warehouse	2/28/2016
Dartmouth, NS, Canada	15,000	Warehouse	1/31/2019
Saint John, NB, Canada	14,000	Warehouse	3/31/2018
Moncton, NB, Canada	19,000	Warehouse	7/31/2015
Fredericton, NB, Canada	16,000	Warehouse	1/1/2016
Sherbrooke, QC, Canada	12,000	Warehouse	12/31/2015
Le Gardeur, QC, Canada	20,000	Warehouse	8/31/2015
St. Hubert, QC, Canada	9,000	Warehouse	12/31/2016
Blainville, QC, Canada	11,000	Warehouse	12/1/2016
Ottawa, ON, Canada	23,000	Warehouse	12/31/2017
Scarborough, ON, Canada	20,000	Warehouse	2/28/2018
London, ON, Canada	19,000	Warehouse	4/30/2015
Winnipeg, MN, Canada	16,000	Warehouse	12/31/2015
Regina, SK, Canada	10,000	Warehouse	2/28/2016
Saskatoon, SK, Canada	15,000	Warehouse	10/31/2015
Calgary, AB, Canada	41,000	Warehouse and Administration	8/31/2017
Edmonton, AB, Canada	37,000	Warehouse	12/31/2018
Langley, BC, Canada	17,000	Warehouse	2/28/2016

Windows and Doors Segment
Calgary, AB, Canada (1)	301,000	Manufacturing and Administration	8/31/2024
Walbridge, OH (1)	250,000	Manufacturing and Administration	9/30/2024
Walbridge, OH	20,000	Warehouse	5/30/2017
Rocky Mount, VA (1)	600,000	Manufacturing and Administration	9/30/2024
Rocky Mount, VA	163,000	Manufacturing	12/31/2023
Rocky Mount, VA	180,000	Manufacturing	8/31/2016
Rocky Mount, VA	70,000	Warehouse	2/16/2016
Rocky Mount, VA	80,000	Warehouse	8/31/2016
Rocky Mount, VA	120,000	Warehouse	8/31/2016
Rocky Mount, VA	50,000	Warehouse	Month-to-month
Fayetteville, NC	56,000	Warehouse	Owned
Peachtree City, GA	148,000	Manufacturing and Administration	8/20/2024
Peachtree City, GA	40,000	Manufacturing and Administration	Owned
Dallas, TX	213,000	Manufacturing and Administration	2/17/2019
Bryan, TX	273,000	Manufacturing and Administration	8/20/2024
Bryan, TX	75,000	Manufacturing	8/31/2019
Auburn, WA	262,000	Manufacturing and Administration	10/31/2017
Corona, CA	128,000	Manufacturing and Administration	12/30/2015
Sacramento, CA	234,000	Manufacturing and Administration	9/12/2019
Tualatin, OR	9,000	Warehouse	Month-to-month
Edmonton, AB, Canada	29,000	Warehouse	4/30/2016
Red Deer, AB, Canada	7,000	Warehouse	4/30/2016
Medicine Hat, AB, Canada	9,000	Warehouse	12/31/2017
Regina, SK, Canada	10,000	Warehouse	5/31/2015
Saskatoon, SK, Canada	17,000	Warehouse	Owned
Calgary, AB, Canada	359,000	Manufacturing and Administration	10/30/2022
Kelowna, BC, Canada	15,000	Warehouse	6/30/2021
Prince George, BC, Canada	7,000	Warehouse	5/31/2021
Vancouver, BC, Canada	17,000	Warehouse	10/31/2016
Edmonton, AB, Canada	18,000	Warehouse	4/30/2018
Lethbridge, AB, Canada	3,000	Warehouse	Month-to-month
Grande Prairie, AB, Canada	3,000	Warehouse	Month-to-month
Winnipeg, MB, Canada	9,000	Warehouse	12/31/2016
Vacaville, CA	193,000	Manufacturing and Administration	11/30/2016
St. Marys, WV	198,000	Manufacturing and Administration	Owned
Ellenboro, WV	200,000	Manufacturing and Administration	Owned
Harrisville, WV	55,000	Manufacturing	Owned
Pennsboro, WV	101,000	Manufacturing and Administration	Owned
Paris, IL	224,000	Manufacturing and Administration	Owned
Vienna, WV	80,000	Warehouse	4/30/2015
Paris, IL	49,000	Warehouse	12/31/2016
Columbus, OH	25,000	Administration	5/31/2021

Corporate
Cary, NC	33,000	Administration	10/31/2020

(1)	These properties are included in a long-term lease entered into as a result of a sale/leaseback agreement entered into in August 2004 as part of the funding for the purchase of MWM Holding.

(2)	This property was subleased to a third party starting in 2010.

Item 3.      LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings and litigation arising out of our operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls.

Environmental

We are subject to United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites, and protection of worker health and safety.  From time to time, our facilities are subject to investigation by governmental regulators.  In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which we or our predecessors are alleged to have sent hazardous materials for recycling or disposal.  We may be held liable, or incur fines or penalties, in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of our properties from activities conducted by us or previous occupants.  The amount of any liability, fine or penalty may be material, and certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

MW Manufacturers Inc., a subsidiary of MWM Holding, entered into an Administrative Order on Consent, effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Administrative Order on Consent, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Our ability to seek indemnification from U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of December 31, 2014, no recovery has been recognized on our consolidated balance sheet, but we will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (“VOC”) (predominantly trichloroethene (“TCE”)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (“NPL”) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy is in the process of responding to this request for information. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, we could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, our ability to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.

We are currently involved in environmental proceedings involving Gienow Canada Inc. (f/k/a Ply Gem Canada, Inc.) and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania) and Mastic Home Exteriors, Inc. (“MHE”) (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina), and Simonton (relating to closed lagoons and certain contamination in Paris, Illinois as well as certain contamination associated with certain 7-Eleven convenience food stores).  Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. are to indemnify us for certain environmental liabilities in excess of $2.5 million, including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina. Under the stock purchase agreement governing the Simonton acquisition, Fortune Brands Windows & Doors, Inc. is to indemnify us for any environmental claims associated with the 7-Eleven convenience food stores.  Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While we had assumed an obligation to indemnify the purchaser of our former subsidiary when we sold Hoover Treated Wood Products, Inc., our obligation has been novated and assumed by Nortek. Our ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.
Based on current information, we are not aware of any compliance obligations, claims, releases or investigations that will have a material adverse effect on our results of operations, cash flows or financial position except as otherwise disclosed in our consolidated financial statements. However, there can be no guarantee that previously known or newly-discovered matters or any inability to enforce our available indemnification rights against previous owners of our subsidiaries will not result in material costs or liabilities. While the stock purchase agreements governing certain of our acquisitions provide that the sellers will indemnify us, subject to certain limitations, for certain environmental liabilities, our ability to seek indemnification from the respective sellers is limited by various factors, including the financial condition of the indemnitor or responsible party as well as by the terms and limits of such indemnities or obligations. As a result, there can be no assurance that we could receive any indemnification from the sellers, and any related environmental liabilities, costs or penalties could have a material adverse effect on our financial condition and results of operations.

Litigation

During the past several years, we have incurred increased litigation expense primarily related to the claims discussed below. We believe we have valid defenses to the claims discussed below and will vigorously defend all such claims; however, litigation is subject to many uncertainties and there cannot be any assurance that we will ultimately prevail or, in the event of an unfavorable outcome or settlement of litigation, that the ultimate liability would not be material and would not have a material adverse effect on the business, results of operations, cash flows or financial position of the Company.

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

During 2014, MW engaged in mediation sessions with plaintiffs’ counsel for both the Gulbankian and Hartshorn cases. MW signed a settlement agreement with plaintiffs as of April 18, 2014 that would settle both the Gulbankian and Hartshorn cases on a nationwide basis (the “Vinyl Clad Settlement Agreement”). The Vinyl Clad Settlement Agreement provides that this settlement applies to any and all MW vinyl clad windows manufactured from January 1, 1987 through May 23, 2014, and provides for a cash payment for eligible consumers submitting qualified claims showing, among other requirements, certain damage to their MW vinyl clad windows. The Court granted preliminary approval of this settlement on May 23, 2014, and issued a Final Approval Order, Final Judgment, and Order of Dismissal with Prejudice on December 29, 2014, granting final approval of the settlement as well as MW’s payment of attorneys' fees and costs to plaintiffs' counsel in the amount of $2.5 million. On January 13, 2015, notice of appeal of the final approval was given by certain objectors to the settlement, Karl Memari, Joelene Connor-Hethcox and Vincent Cecil Garrett, Jr.

As the Court’s final approval order is under appeal, the settlement is not yet final, and if the Court’s final approval order is overturned on appeal, the Vinyl Clad Settlement Agreement will not be binding on the parties. The Company and MW deny all liability in the settlement and with respect to the facts and claims alleged. We, however, are aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and agreed to settle the litigation to avoid these.

As a result of this settlement, we recognized a $5.0 million expense during the year ended December 31, 2014 within selling, general, and administrative expenses in our consolidated statement of operations in the Company's Windows and Doors segment. It is possible that we may incur costs in excess of the recorded amounts; however, we currently expect that the total net cost to resolve the lawsuits will not exceed approximately $5.0 million. Approximately $4.6 million of this liability is currently outstanding, with $2.6 million as a current liability within accrued expenses and $2.0 million as a noncurrent liability within other long-term liabilities in our consolidated balance sheet as of December 31, 2014.

In Karl Memari v. Ply Gem Prime Holdings, Inc. et al., a purported class action filed in March 2013 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the illegality and/or defects of MW's vinyl clad windows. The plaintiff seeks a variety of relief, including (i) actual and compensatory damages, (ii) punitive damages, and (iii) attorneys' fees and costs of litigation. Discovery regarding class certification has closed, however, the hearing regarding class certification has not yet been scheduled as this case is currently stayed pending the appeal in the Gulbankian and Hartshorn matters. While the damages sought in this action have not yet been quantified, it is expected that, if the settlement of the Gulbankian and Hartshorn cases receives final approval after appeal, it will result in the dismissal of this action.

In Anthony Pagliaroni v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by Mastic Home Exteriors, Inc. (“MHE”). The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. Discovery regarding class certification has closed and the hearing regarding class certification was held on March 10, 2015, although the Court has not yet ruled on this hearing. Deceuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify MHE for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. MHE's ability to seek indemnification from Deceuninck is, however, limited by the terms of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.

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

In Aaron Kraemer v. Ply Gem Holdings, Inc. et al., a purported class action filed in February 2015 in the United States District Court for the Western District of Wisconsin, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the defective design and manufacture of MW's Mira aluminum clad wood windows. The plaintiff seeks a variety of relief, including (i) actual and compensatory damages, (ii) punitive damages, (iii) injunctive and declaratory relief, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified.

In J-Channel Industries Corporation v. Lowe’s Companies, Inc., and Ply Gem Industries, Inc., a purported patent infringement case filed in August 2013 in the United States District Court for the Eastern Division of Tennessee, Northern Division, plaintiff, a wholly owned subsidiary of CopyTele, Inc., a company specializing in patent monetization and patent assertion, alleged damages as a result of patent infringement by certain windows having an integrated “j-channel” feature. The plaintiff sought a variety of relief, including (i) economic and compensatory damages and (ii) attorneys' fees and costs of litigation. This action was settled and paid during the year ended December 31, 2014.

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

On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. On February 13, 2015, defendants filed their motion to dismiss the complaint. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. We believe the purported federal securities class action is without merit and will vigorously defend against the lawsuit.

Other contingencies

We are subject to other contingencies, including legal proceedings and claims arising out of our operations and business that cover a wide range of matters, including, among others, environmental, contract, employment, personal injury, property damage, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  We have used various substances in our products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of our potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the New York Stock Exchange under the symbol “PGEM.” The following table sets forth, for our fiscal quarters indicated, high and low sale prices for a share of our common stock on the NYSE, as reported by the NYSE:

Year	High	Low
2014:
Fourth Quarter	$14.07	$9.60
Third Quarter	13.26	8.15
Second Quarter	13.65	9.75
First Quarter	18.10	11.06

2013:
Fourth Quarter	$18.45	$13.58
Third Quarter	20.80	14.04
Second Quarter (from May 23, 2013)	24.46	19.06
First Quarter	n/a	n/a

Stock Performance Graph

The following graph shows a comparison from May 23, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2014 of the cumulative return for our common stock (PGEM), the Standard & Poor's 500 Stock Index (S&P 500), and the Standard & Poor's Industrials Index (S&P Industrials Index). The graph assumes that $100 was invested at the market close on May 23, 2013 in the common stock of Ply Gem Holdings, Inc., the S&P 500 Index and the S&P Industrials Index, and assumes reinvestments of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Holders
As of March 13, 2015, there were approximately 27 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers and other financial institutions. Because such shares of common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2014.

Purchases of Equity Securities by the Issuer

There were no purchases by the Company of our common stock during the three months ended December 31, 2014.

Dividends

Ply Gem Holdings has paid no dividends in the years ended December 31, 2014 and 2013.

The indenture for the 6.50% Senior Notes, the Term Loan Facility and the ABL Facility restrict the ability of Ply Gem Industries and its subsidiaries to make certain payments and transfer assets to Ply Gem Holdings.  In addition, the ABL Facility imposes restrictions on the ability of Ply Gem Holdings to make certain dividend payments.

Item 6.      SELECTED FINANCIAL DATA

The financial data set forth below is for the five-year period ended December 31, 2014.   The data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

	For the year ended December 31,
(Amounts in thousands, except per share data)	2014 (1)	2013 (2)	2012	2011	2010
Statement of operations data:
Net sales	$1,566,643	$1,365,581	$1,121,301	$1,034,857	$995,906
Cost of products sold	1,258,842	1,106,911	877,102	824,325	779,946
Gross profit	307,801	258,670	244,199	210,532	215,960
Operating expenses:
Selling, general and administrative expenses	224,163	187,131	147,242	138,912	130,460
Amortization of intangible assets	22,140	20,236	26,937	26,689	27,099
Initial public offering costs	—	23,527	—	—	—
Write-off of previously capitalized offering costs	—	—	—	—	1,571
Total operating expenses	246,303	230,894	174,179	165,601	159,130
Operating earnings	61,498	27,776	70,020	44,931	56,830
Foreign currency gain (loss)	(992)	(1,533)	409	492	510
Interest expense	(71,269)	(92,046)	(103,133)	(101,488)	(122,992)
Interest income	83	362	91	104	159
Tax receivable agreement liability adjustment	670	5,167	—	—	—
Gain (loss) on modification or extinguishment of debt	(21,364)	(18,948)	(3,607)	(27,863)	98,187
Income (loss) before provision (benefit) for income taxes	(31,374)	(79,222)	(36,220)	(83,824)	32,694
Provision (benefit) for income taxes	(105)	298	2,835	683	5,027
Net income (loss)	$(31,269)	$(79,520)	$(39,055)	$(84,507)	$27,667

Per basic common share:
Net income (loss) applicable to common shares	$(0.46)	$(1.32)	$(0.80)	$(1.73)	$0.57
Per diluted common share:
Net income (loss) applicable to common shares	$(0.46)	$(1.32)	$(0.80)	$(1.73)	$0.57

Total assets	$1,254,575	$1,040,974	$881,850	$892,912	$922,237
Long-term debt, less current maturities	$988,917	$817,028	$964,384	$961,670	$894,163

(1)	Includes the results of Simonton from the date of acquisition, September 19, 2014.

(2)	Includes the results of Gienow from the date of acquisition, April 9, 2013 and Mitten from the date of acquisition, May 31, 2013.

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

General

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 51% and 49% of our sales, respectively, for the fiscal year ended December 31, 2014.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

Ply Gem Holdings was incorporated on January 23, 2004 by affiliates of CI Capital Partners for the purpose of acquiring Ply Gem Industries from Nortek.  The Ply Gem acquisition was completed on February 12, 2004.  Prior to the Ply Gem acquisition, our business was known as the Windows, Doors and Siding division of Nortek, where the business operated as a holding company with a broad set of brands.  Since the Ply Gem acquisition, we have acquired nine additional businesses to complement and expand our product portfolio and geographical diversity.  Gary E. Robinette, our President and Chief Executive Officer, joined Ply Gem in October 2006, and has employed the strategy of transitioning Ply Gem to an integrated and consolidated business model under the Ply Gem brand.

The following is a summary of Ply Gem’s acquisition history:

•
On August 27, 2004, Ply Gem acquired MWM Holding, a manufacturer of vinyl, wood, wood-clad, composite, impact and aluminum windows, for a purchase price, net of cash acquired of $330.9 million. MWM Holding is part of our Windows and Doors segment and operates under common leadership with our U.S. window business.

•
On February 24, 2006, Ply Gem acquired Alenco, a manufacturer of aluminum and vinyl windows products, for a purchase price, net of cash acquired of $126.8 million.  This acquisition supported our national window strategy. Alenco is part of our Windows and Doors segment and operates under common leadership with our U.S. window business.

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

•
On September 19, 2014, Ply Gem completed an acquisition for cash consideration of approximately $130.0 million to acquire the capital stock of Fortune Brands Windows Inc., and its direct and indirect wholly owned subsidiaries Simonton Building Products LLC, Simonton Industries, Inc., Simonton Windows, Inc., and SimEx, Inc. Simonton is a premier repair and remodeling window company with leading brand recognition and is now part of the Windows and Doors segment.

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

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries' $300.0 million ABL Facility and the credit agreement governing the terms of its $430.0 million Term Loan Facility place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the indenture governing Ply Gem Industries' $650.0 million 6.50% Senior Notes place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

Impact of weather

Since our building products are intended for exterior use, our sales and operating earnings tend to be lower during periods of inclement weather.  Weather conditions in the first and fourth quarters of each calendar year historically result in these quarters producing significantly less sales revenue than in any other period of the year.  As a result, we have historically had lower profits or higher losses in the first and fourth quarters of each calendar year.  Our results of operations for individual quarters in the future may be impacted by adverse weather conditions. In addition, favorable or unfavorable weather conditions may influence the comparability of our results from year to year or from quarter to quarter.

Critical accounting policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions occur compared to our assumptions and judgments, the results could be materially different from our estimates.  Management also believes that the nine areas where different assumptions could result in materially different reported results are (1) goodwill and intangible asset impairment tests, (2) accounts receivable related to estimation of allowances for doubtful accounts, (3) inventories in estimating reserves for obsolete and excess inventory, (4) warranty reserves, (5) insurance reserves, (6) income taxes including the tax receivable agreement, (7) rebates, (8) pensions, and (9) environmental accruals and other contingencies.  Although we believe the likelihood of a material difference in these areas is low based upon our historical experience, a 10% change in our allowance for doubtful accounts, inventory reserve estimates, and warranty reserve at December 31, 2014 would result in an approximate $0.4 million, $1.1 million, and $8.4 million impact on expenses, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

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

Goodwill Impairment.  We perform an annual test for goodwill impairment during the fourth quarter of each year (November 22nd for 2014) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  We use the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One Analysis), we measure the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two Analysis).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

To evaluate goodwill impairment, we estimate the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.

A summary of the key assumptions utilized in the goodwill impairment analysis at November 22, 2014, November 23, 2013, and November 24, 2012, as it relates to the Step One fair values and the sensitivities for these assumptions follows:

	Windows and Doors
	As of November 22, 2014	As of November 23, 2013	As of November 24, 2012
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,100,000	1,100,000	1,050,000
Terminal growth rate	3.5%	3.5%	3.5%
Discount rates	19.0%	20.0%	18.0%

Market approach:
Control premiums	5.0%	5.0%	20.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$10,110	$4,500	$8,000
Estimated fair value decrease in the event of a
1% increase in the discount rate	30,660	17,000	22,000
Estimated fair value decrease in the event of a
1% decrease in the control premium	4,362	3,000	3,000
As of November 22, 2014, the Company maintained the assumption for estimated housing starts in the terminal year at 1,100,000, which is consistent with the prior year. The Company estimates that normalized recurring housing starts should be in a range of 1,000,000 to 1,200,000 to keep up with U.S. population growth according to the Joint Center for Housing Studies of Harvard University. As of November 23, 2013, the Company increased the assumption for estimated housing starts in the terminal year by 4.8% to 1,100,000 housing starts from 1,050,000 housing starts utilized in 2012 for Windows and Doors and Siding, Fencing, and Stone.

For 2013, the Company elected to increase the terminal year 50,000 starts to reflect the improving housing market. According to the National Association of Home Builders (“NAHB”), single family housing starts increased 15.7% to 621,000 during the year ended December 31, 2013 from 537,000 for the year ended December 31, 2012 illustrating the initial signs of a housing market recovery. This recovery was further evidenced by the NAHB, which at the time of the impairment analysis, estimating in its two year outlook that single family starts will increase to 704,000 and 1,059,000 in 2014 and 2015, respectively reflecting a recovering housing market. This improvement in 2013 single family starts and the positive outlook by the NAHB triggered the increase in terminal starts.
As of November 22, 2014, the Company decreased the Windows and Doors’ discount rate by 1.0% to 19.0%, as a reflection of the improved operating performance of the Windows and Doors reporting unit. Windows and Doors' experienced a $11.5 million improvement in operating loss during 2014, as compared to 2013, due to improved gross profit margins and the minimization of operating inefficiencies. As of November 23, 2013, the Company increased the Windows and Doors’ discount rate by 2.0% to 20.0% to account for non-recurring operating inefficiencies and labor ramp up costs incurred during 2013, which decreased the Windows and Doors’ operating performance relative to previous estimates.
As of November 22, 2014, the Company kept the Windows and Doors’ control premium at 5.0%, consistent with the prior year due to the continued lack of public transaction comparatives. As of November 23, 2013, the Company decreased the Windows and Doors’ control premium to 5.0%, from 20.0% in 2012, to adjust for the lack of 2012 and 2013 public transactions involving windows-related industry transactions. As a result of this recent lack of demand or transactions in the building supply industry, the Company determined that it was appropriate to reduce the control premium to a more conservative estimate, which reduced the fair value estimate by approximately $45.0 million in 2013.

	Siding, Fencing, and Stone
	As of November 22, 2014	As of November 23, 2013	As of November 24, 2012
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,100,000	1,100,000	1,050,000
Terminal growth rate	3.0%	3.0%	3.0%
Discount rates	11.0%	11.5%	13.0%

Market approach:
Control premiums	10.0%	10.0%	10.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$101,916	$89,000	$62,000
Estimated fair value decrease in the event of a
1% increase in the discount rate	178,819	161,000	135,000
Estimated fair value decrease in the event of a
1% decrease in the control premium	15,440	16,000	14,000
As of November 22, 2014, the Company decreased the Siding, Fencing, and Stone’s discount rate by 0.5% to 11.0%, reflecting Siding, Fencing, and Stone's consistent financial performance with operating earnings of $113.1 million in a flat U.S. housing market relative to 2013. As of November 23, 2013, the Company decreased the discount rate by 1.5% to 11.5%, to account for a recovering U.S. housing market from the significant depressed housing market conditions which existed during 2009-2011. During this abnormal period of housing uncertainty, the Company had previously elected to increase the discount rate as high as 17% in 2011 but the Company’s Siding, Fencing, and Stone reporting unit has continued to generate increased net sales and profitability over the last several years exceeding historical levels. Therefore, the Company reduced the discount rate assumption to reflect a lower reporting unit risk due to a return to more normalized conditions for this reporting unit.

Overall, the Company utilizes the same key assumptions in preparing the prospective financial information (“PFI”) utilized in the discounted cash flow test for the Siding, Fencing, and Stone and Windows and Doors reporting units. However, each reporting unit is impacted differently by industry trends, how market factors are influencing the reporting units expected performance, competition, and other unique business factors as mentioned above. The Windows and Doors reporting unit has more exposure to the new construction market which experienced depressed housing market conditions during 2009-2011, which ultimately decreased operating performance for this reporting unit. Siding, Fencing, and Stone’s performance has been more consistent and profitable resulting in less risk in the PFI.

(Amounts in thousands)	As of	As of	As of
	November 22,	November 23,	November 24,
	2014	2013	2012
Estimated Windows and Doors reporting unit fair value increase in the event of a 10% increase in the weighting of the market multiples method	$5,000	$—	$—
Estimated Siding, Fencing, and Stone reporting unit fair value increase in the event of a 10% increase in the weighting of the market multiples method	15,000	20,000	30,000

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

Income Taxes.  We utilize the asset and liability method in accounting for income taxes, which requires that the deferred tax consequences of temporary differences between the amounts recorded in our consolidated financial statements and the amounts included in our federal and state income tax returns be recognized in the consolidated balance sheet.  The amount recorded in our consolidated financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns.  Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states in which we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  We have executed a tax sharing agreement with Ply Gem Holdings and Ply Gem Investment Holdings (during 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation) pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  The tax sharing agreement was amended in 2013 to reflect the merger of Ply Gem Prime Holdings with and into Ply Gem Holdings. Our U.S. subsidiaries file unitary, combined federal income tax returns and separate state income tax returns.  Gienow Canada and Mitten file separate Canadian income tax returns.

At December 31, 2014, we were in a full federal valuation allowance position due to the Company's continued losses for income tax purposes as well as a full state valuation allowance position for certain legal entities. As of December 31, 2014, we have a full valuation allowance for our foreign subsidiary, Gienow Canada, however, we did not have a valuation allowance for our foreign subsidiary, Mitten. Refer to Note 11 to the consolidated financial statements for additional information regarding income taxes.

Results of Operations

The following table summarizes net sales and net income (loss) by segment and is derived from the accompanying consolidated statements of operations included in this report.

	Year ended December 31,
(Amounts in thousands)	2014	2013	2012
Net Sales
Siding, Fencing, and Stone	$801,601	$737,841	$658,045
Windows and Doors	765,042	627,740	463,256
Operating earnings (loss)
Siding, Fencing, and Stone	113,089	111,918	110,456
Windows and Doors	(27,660)	(38,537)	(20,565)
Unallocated	(23,931)	(45,605)	(19,871)
Foreign currency gain (loss)
Siding, Fencing, and Stone	(427)	(217)	—
Windows and Doors	(565)	(1,316)	409
Interest income (expense), net
Siding, Fencing, and Stone	(5)	132	47
Windows and Doors	48	195	18
Unallocated	(71,229)	(92,011)	(103,107)
Income tax benefit (expense)
Unallocated	105	(298)	(2,835)
Loss on modification or
extinguishment of debt
Unallocated	(21,364)	(18,948)	(3,607)
Tax receivable agreement liability adjustment
Unallocated	670	5,167	—

Net loss	$(31,269)	$(79,520)	$(39,055)

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

Siding, Fencing, and Stone Segment

	Year ended December 31,
(Amounts in thousands)	2014		2013		2012
Statement of operations data:
Net sales	$801,601	100.0%	$737,841	100.0%	$658,045	100.0%
Gross profit	209,288	26.1%	197,626	26.8%	180,244	27.4%
SG&A expense	83,135	10.4%	73,846	10.0%	61,201	9.3%
Amortization of intangible assets	13,064	1.6%	11,862	1.6%	8,587	1.3%
Operating earnings	113,089	14.1%	111,918	15.2%	110,456	16.8%
Currency transaction loss	(427)	(0.1)%	(217)	—%	—	—%

Net Sales

Net sales for the year ended December 31, 2014 increased from the year ended December 31, 2013 by approximately $63.8 million or 8.6%.  Our net sales were favorably impacted by the Mitten acquisition, which was completed on May 31, 2013, and accounted for increased net sales of approximately $39.5 million during the year ended December 31, 2014. Excluding Mitten, our Siding, Fencing, and Stone net sales increased $24.3 million or 3.3% for the year ended December 31, 2014 reflecting increased sales of our metal accessory products that resulted from new business wins, improved industry conditions in the second half of 2014 and higher selling prices to offset higher material costs partially offset by the challenging weather conditions that existed early in 2014. All of these factors contributed on a net basis to the 3.3% net sales growth during the year ended December 31, 2014 despite the Vinyl Siding Institute reporting that U.S. vinyl siding industry shipments increased a nominal 0.3% for the year ended December 31, 2014.

Including Mitten, our U.S. market position in vinyl siding for the year ended December 31, 2014 was 38.8% compared to 39.5% for the year ended December 31, 2013, while our combined share of the Canadian vinyl siding market was 27.0% compared to 27.6% for the year ended December 31, 2013. These decreases in U.S. and Canadian market position resulted primarily from the timing of various orders from customers during 2014 compared to 2013. For the year ended December 31, 2014, the percentage of sales in vinyl siding and metal accessories represented approximately 60.1% and 27.4%, respectively, of our net sales with sales of other products comprising approximately 12.5%. These net sales percentages were consistent with the year ended December 31, 2013, for which the percentage of sales in vinyl siding and metal accessories represented approximately 62.6% and 25.5%, respectively, of our net sales with sales of other products comprising 11.9%.

Net sales for the year ended December 31, 2013 increased from the year ended December 31, 2012 by approximately $79.8 million or 12.1%.  Net sales increased as a result of the Mitten acquisition, which was completed on May 31, 2013 and contributed net sales of approximately $79.4 million for the year ended December 31, 2013. Excluding the Mitten acquisition, our Siding, Fencing, and Stone net sales increased $0.4 million or 0.1% during the year ended December 31, 2013 compared to the year ended December 31, 2012. The modest increase in net sales resulted from higher sales volume related to the improving U.S. new construction housing market offset by lower unit volume shipments of our metal accessory products that primarily resulted from the loss of sales to a large retail home center and lower selling price of these products, which were reduced in response to lower market costs for aluminum raw materials. According to the London Metal Exchange, the price of aluminum decreased approximately 8.9% for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The sales decrease of our metal accessory products of approximately $16.5 million was partially offset by a $9.6 million sales increase of our vinyl siding products and a $4.6 million sales increase of our injection molded products, both excluding Mitten, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. For the year ended December 31, 2013, the percentage of sales in vinyl siding and metal accessories represented approximately 62.6% and 25.5%, respectively, of our net sales with sales of other products comprising 11.9%. These net sales percentages were consistent with the year ended December 31, 2012, for which the percentage of sales in vinyl siding and metal accessories represented approximately 61.5% and 28.1%, respectively, of our net sales with sales of other products comprising 10.4%.

While new construction industry trends continued to be favorable with single family housing starts for the year ended December 31, 2013 increasing 15.6% according to the National Association of Home Builders ("NAHB"), we believe that big ticket remodeling expenditures were delayed as a result of subdued consumer confidence and limited financing alternatives. In addition, our sales during 2013 were negatively impacted by severe weather conditions that adversely affected the upper Midwest, Northeast and Eastern seaboard regions of the United States where the majority of our vinyl siding is sold. The Vinyl Siding Institute reported that vinyl siding industry unit shipments decreased 1.3% during 2013, while our own vinyl siding unit shipments increased 1.6% excluding Mitten. Excluding Mitten, our U.S. market position in vinyl siding improved during the year ended December 31, 2013 to 37.0% from 36.0% for the comparable period in 2012. Mitten’s percentage of U.S. vinyl siding shipments for the year ended December 31, 2013 was approximately 2.4% and approximately 26.8% of the Canadian vinyl siding market relative to 2.0% and 26.0%, respectively, for the year ended December 31, 2012.

Gross Profit

Gross profit for the year ended December 31, 2014 increased from the year ended December 31, 2013 by approximately $11.7 million or 5.9%.  Our gross profit was favorably impacted by the Mitten acquisition, which was completed on May 31, 2013, and contributed increased gross profit of approximately $11.1 million during 2014. Adjusting for the Mitten acquisition, our gross profit for the year ended December 31, 2014 increased by approximately $0.6 million or 0.3%.

Our net sales for the year ended December 31, 2014 were negatively impacted during the early part of 2014 by adverse winter weather, which resulted in lower unit volume sales and gross profit. This lower sales volume created less operating leverage to cover fixed manufacturing costs in the first two quarters of 2014, excluding the impact of acquisitions, but was largely offset by higher net sales of 7.1% in the third quarter and 11.2% in the fourth quarter resulting from improved industry conditions which resulted in the 3.3% net sales increase for the year ended December 31, 2014.

The favorable impact from the net sales increase was partially offset by higher raw material and freight expenses that were not fully offset by our selling price increases within the year ended December 31, 2014. As it relates to our two primary raw material cost components, aluminum and PVC resin, there has been movement relative to prior years. The Midwest Ingot price of aluminum increased 10.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The average market price for PVC resin was estimated to have increased 9.6% during 2014 compared to 2013. Excluding the impact of any selling price changes, commodity costs fluctuations, predominantly for aluminum and PVC, decreased gross profit by approximately 4.9% for the year ended December 31, 2014. In addition, freight expenses increased approximately $3.7 million during the year ended December 31, 2014 relative to the year ended December 31, 2013 and decreased gross profit as well.

As a percentage of net sales, gross profit, excluding the Mitten gross profit increase, decreased to 26.0% for the year ended December 31, 2014 as compared to 26.8% for the year ended December 31, 2013. The 80 basis point decrease for the year ended December 31, 2014 was primarily due to higher commodity costs, predominantly PVC and aluminum, and increased freight expense that were not fully offset by our selling price increases within the year ended December 31, 2014.

Gross profit for the year ended December 31, 2013 increased from the year ended December 31, 2012 by approximately $17.4 million, or 9.6%.  The gross profit increase was a result of the Mitten acquisition, which was completed on May 31, 2013 and contributed gross profit of approximately $21.0 million net of a $2.0 million expense related to the write-up of inventory in conjunction with the acquisition for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Excluding the Mitten acquisition, our gross profit decreased approximately $3.6 million or 2.0% for the year ended December 31, 2013 relative to the year ended December 31, 2012. This gross profit decrease was caused by less favorable product mix within our metal accessory products as a result of the loss of sales to a large retail home center, which decreased margins, as well as approximately $0.8 million of negative gross profit associated with manufacturing start-up costs for our new cellular PVC trim board product, which was launched in early 2013.

As it relates to our two primary raw material cost components, aluminum and PVC resin, there has been movement relative to prior years. According to the London Metal Exchange, the price of aluminum decreased approximately 8.9% for the year ended December 31, 2013 compared to the year ended December 31, 2012. Conversely, the average market price for PVC resin was estimated to have increased approximately 4.9% during 2013 compared to 2012. Excluding the impact of any selling price changes, commodity costs fluctuations, predominantly for aluminum and PVC increased gross profit by approximately 1.5% for the year ended December 31, 2013.

Gross profit as a percentage of sales decreased from 27.4% for the year ended December 31, 2012 to 26.8% for the year ended December 31, 2013. Excluding Mitten, our gross profit as a percentage of sales would have still been 26.8%. The 60 basis point decrease can be attributed to the less favorable product mix within our metal accessory products.

SG&A Expense

SG&A expense for the year ended December 31, 2014 increased from the year ended December 31, 2013 by approximately $9.3 million, or 12.6%.  Our SG&A expense increased as a result of our Mitten acquisition, which was completed on May 31, 2013, causing increased SG&A expense of approximately $10.6 million adjusting the comparable SG&A expense decrease to $1.3 million or 1.8%. The SG&A expense decrease resulted from lower administrative and personnel costs for Mitten in the comparable June to December period in 2014 compared to 2013. This reflects a portion of the synergies realized from the Mitten acquisition. As a percentage of net sales, excluding the increased SG&A expense attributable to Mitten, our SG&A expense percentage decreased to 9.5% for the year ended December 31, 2014 compared to 10.0% for the year ended December 31, 2013. This percentage decrease was attributable to the year over year decrease in Mitten's SG&A expense as a result of acquisition synergies.

SG&A expense for the year ended December 31, 2013 increased from the year ended December 31, 2012 by approximately $12.6 million, or 20.7%.  The SG&A expense increase is a result of the Mitten acquisition, which was completed on May 31, 2013, and resulted in higher SG&A expense of approximately $16.9 million for the year ended December 31, 2013. Excluding Mitten, SG&A expense would have decreased approximately $4.3 million or 7.0% for the year ended December 31, 2013 relative to the year ended December 31, 2012. The decrease related primarily to lower management incentive compensation expense relative to the prior year. Excluding $16.9 million of SG&A expense attributable to Mitten, our SG&A expense as a percentage of sales was 8.6% for the year ended December 31, 2013 lower than the 9.3% for the year ended December 31, 2012.

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2014 increased by $1.2 million compared with the year ended December 31, 2013 due to including approximately $35.4 million of intangible assets from the Mitten acquisition for the full fiscal year which accounted for increased amortization expense of $2.1 million for the year ended December 31, 2014 as compared to having seven months of amortization expense on those assets for the year ended December 31, 2013. This $2.1 million increase was partially offset by reduced amortization expense of approximately $0.9 million related to intangible assets, specifically customer relationships, becoming fully amortized in early 2014. As a percentage of net sales, amortization expense was 1.4%, excluding the increased Mitten amortization, consistent with the 1.6% for the year ended December 31, 2013.

Amortization expense for the year ended December 31, 2013 increased by $3.3 million compared with the year ended December 31, 2012 due to the addition of approximately $35.4 million of intangible assets from the Mitten acquisition on May 31, 2013. These Mitten intangible assets resulted in approximately $3.2 million of amortization expense for the year ended December 31, 2013. As a percentage of net sales, amortization expense was 1.6% for the year ended December 31, 2013 compared to 1.3% for the year ended December 31, 2012 with the increase attributed to the increased Mitten amortization expense.

Currency Transaction Loss

A currency transaction impact was established in 2013 with the acquisition of Mitten within the Siding, Fencing, and Stone segment. The currency transaction loss for the year ended December 31, 2014 and 2013 was $0.4 million and $0.2 million, respectively, related to the Mitten entity.

Windows and Doors Segment

	Year ended December 31,
(Amounts in thousands)	2014		2013		2012
Statement of operations data:
Net sales	$765,042	100.0%	$627,740	100.0%	$463,256	100.0%
Gross profit	98,513	12.9%	61,044	9.7%	63,955	13.8%
SG&A expense	117,097	15.3%	91,207	14.5%	66,170	14.3%
Amortization of intangible assets	9,076	1.2%	8,374	1.3%	18,350	4.0%
Operating loss	(27,660)	(3.6)%	(38,537)	(6.1)%	(20,565)	(4.4)%
Currency transaction gain (loss)	(565)	(0.1)%	(1,316)	(0.2)%	409	0.1%

Net Sales

Net sales for the year ended December 31, 2014 increased compared to the year ended December 31, 2013 by approximately $137.3 million, or 21.9%. Our net sales were favorably impacted by acquisitions during the year ended December 31, 2014. The Simonton acquisition, which was completed on September 19, 2014, contributed net sales of approximately $91.1 million during the year ended December 31, 2014. The Gienow acquisition, which was completed on April 9, 2013 and legally amalgamated with our legacy Ply Gem Canada business effective January 2014, resulted in increased net sales of $12.9 million during the year ended December 31, 2014. The Mitten acquisition, which was completed on May 31, 2013, contributed increased net sales of approximately $2.2 million during the year ended December 31, 2014.

After excluding the impact of these acquisitions, our net sales increased $31.1 million or 5.0% for the year ended December 31, 2014. The 5.0% net sales increase was primarily due to higher selling prices for our window products derived from price increases that we have implemented and favorable product mix that resulted from a higher proportion of our window sales being derived from our vinyl windows which typically carry a higher selling price than our aluminum windows. Improving industry conditions also contributed to our net sales increase with the U.S. Census Bureau estimating that single family housing starts increased 4.9% for the year ended December 31, 2014 relative to the year ended December 31, 2013. Single family starts experienced nominal growth during the first half of the year due to the severe winter weather that negatively impacted our customers with higher levels of snow accumulation and extreme cold temperatures with the polar vortex phenomenon. The winter weather had a negative impact on the new construction market to which our Windows and Doors market is highly aligned. The second half of 2014 had improved weather patterns relative to the second half of 2013, which when combined with our average selling price improvement produced net sales increases of 7.9% and 8.7% for the third and fourth quarters, respectively.

The net sales increases for the year ended December 31, 2014 were partially offset by a net sales decrease of approximately $7.4 million for Western Canada attributed to difficult weather conditions in the early spring, integration challenges with our dealer customers, and a negative foreign currency impact from a weakening Canadian dollar which accounted for a net sales decrease of $8.4 million during the year ended December 31, 2014 relative to the year ended December 31, 2013.

Net sales for the year ended December 31, 2013 increased compared to the year ended December 31, 2012 by approximately $164.5 million, or 35.5%. The net sales increase is due in part to the Gienow and Mitten acquisitions, which were completed on April 9, 2013 and May 31, 2013, respectively, and contributed net sales of approximately $78.1 million and $6.5 million, respectively, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. Excluding the acquisitions, our net sales increased $79.9 million or 17.2% compared to the year ended December 31, 2012. The net sales increase was driven by sales gains with new and existing customers and the improving conditions in the U.S. residential new construction market, partially offset by lower average selling price that resulted from a shift in demand towards our lower priced products. According to the U.S. Census Bureau, 2013 single family housing starts were estimated to have increased approximately 15.5% for the year ended December 31, 2013 compared to the year ended December 31, 2012. In addition, our net sales for the year ended December 31, 2013 included a reduction for an inventory buyback accommodation of approximately $4.5 million related to a significant new customer win.  Our Windows and Doors segment is highly aligned with the new construction market rather than the repair and remodeling market and the significant growth in single family starts translated into significant net sales growth for our U.S. windows business during the year ended December 31, 2013. These net sales increases were partially offset by a modest $2.8 million decrease of net sales in Western Canada, excluding Gienow, which we believe is primarily attributable in part to poor weather conditions that impacted portions of the Western Canadian markets during 2013 despite housing starts in Western Canada increasing 4.2%.

Gross Profit

Gross profit for the year ended December 31, 2014 increased compared to the year ended December 31, 2013 by approximately $37.5 million, or 61.4%. Our gross profit was favorably impacted by the Simonton, Gienow, and Mitten acquisitions which on a combined basis contributed increased gross profit by approximately $22.1 million for the year ended December 31, 2014. Excluding the impact of these acquisitions, our gross profit increased $15.4 million or 25.3% during the year ended December 31, 2014 compared to the year ended December 31, 2013. This gross profit increase for the year ended December 31, 2014 can be attributed to the improvement in our U.S. windows business. Our U.S. windows business’s gross profit increased by approximately $24.4 million or 92.1% during the year ended December 31, 2014. This gross profit increase was driven by improved pricing and favorable product mix that resulted from a higher proportion of our window sales being derived from our vinyl windows which typically carry a higher selling price than our aluminum windows resulting in a 4.8% increase in average selling price during the year ended December 31, 2014. This improved pricing and favorable product mix resulted in increased gross profit of approximately $18.9 million for the year ended December 31, 2014.

In addition to the average sales price improvement, we have improved our operational efficiencies as a result of our “enterprise lean” initiative which will continue to streamline our window product offering by providing additional manufacturing flexibility in the future and our improved sales and operations planning process that is intended to provide better resource planning which will help to minimize ramp up costs that result from significant spikes in demand within a geographical area. Furthermore, we did not incur approximately $1.4 million of expense associated with the start-up and consolidation of our production facility in Dallas, Texas and $0.7 million of higher than normal “enterprise lean” expenditures which occurred during the year ended December 31, 2013. The remaining increase in U.S. windows gross profit related to the minimization of 2013 labor inefficiencies and ramp up costs during the year ended December 31, 2014.

These gross profit increases were partially offset by the performance of our combined Western Canadian business. On a combined basis, our Western Canadian businesses experienced a decrease in gross profit of approximately $10.4 million during the year ended December 31, 2014. This gross profit decrease can be primarily attributed to expenses and inefficiencies associated with the consolidation of two operations (Gienow and Ply Gem Canada) into a single manufacturing facility including manufacturing inefficiencies and certain customer losses which decreased operating leverage and profitability for our Western Canadian business during the year ended December 31, 2014. Based on the poor performance of our Western Canadian business for the year ended December 31, 2014, we have made management changes within this leadership team during the fourth quarter of 2014 in an effort to improve operational performance for this business. This new leadership team will be responsible for commencing improvements in strategy, operations, and service for our Western Canadian business in 2015. Our Western Canadian business experienced a negative material cost impact of approximately $5.2 million during 2014 as a result of the 9% deterioration in the Canadian dollar relative to the U.S. dollar during the year ended December 31, 2014.

As a percentage of sales, gross profit, excluding the Simonton, Gienow, and Mitten acquisitions, increased from 9.7% to 11.6% for the Windows and Doors segment during the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was driven by the improvement in our U.S. windows gross profit performance that resulted in an improvement of approximately 370 basis points in gross profit performance resulting from improved net pricing and operational efficiencies during the year ended December 31, 2014 relative to the year ended December 31, 2013. This improvement was partially offset by the negative near-term integration costs, operational inefficiencies, and higher material costs resulting from an unfavorable foreign currency impact in our Western Canadian operations that resulted in the deterioration of approximately 140 basis points in gross profit performance during the year ended December 31, 2014.

Gross profit for the year ended December 31, 2013 decreased compared to the year ended December 31, 2012 by approximately $2.9 million, or 4.6%. Excluding the impact of the acquisitions, which occurred during the year ended December 31, 2013, the inventory buyback accommodation of $4.5 million related to a significant new customer win, and $1.8 million of inventory charges associated with the restructuring of our Western Canadian business following our acquisition of Gienow, gross profit would have decreased $16.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease in gross profit can be primarily attributed to labor inefficiencies and other ramp-up costs associated with the 17.2% full year growth in sales with significantly greater net sales growth occurring during the first six months of the year and in certain regional areas which require us to hire and train production employees approximately 90 days in advance of sales, which results in near-term ramp-up costs having a negative impact on gross profit. We estimate that labor inefficiencies and ramp up costs negatively impacted gross profit by approximately $9.8 million for the year ended December 31, 2013. Labor inefficiencies and ramp up costs were largely driven by a 49.1% increase in new construction window units and a 45.0% increase in remodeling window units that occurred during the first six months of 2013 which resulted from increased market demand from improved U.S. housing market conditions, as well as sales associated with new customers. This significant unit volume increase required the Company to hire and train additional manufacturing employees.

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

In addition to labor ramp up costs, much of the growth has occurred in our value-priced products for the new construction market which typically carry lower gross profit. The Company estimates that the negative impact on net sales and gross profit due to lower average selling prices for our U.S. window products, which resulted from increased shipments of our value-priced products, on net sales and gross profit was approximately $30.3 million and $3.7 million, respectively, for the year ended December 31, 2013. Further, we incurred approximately $0.8 million of higher than normal expense associated with our “enterprise lean” initiative that will streamline our window product offering providing greater manufacturing flexibility in the future.

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

As a percentage of net sales, gross profit percentage decreased from 13.8% for the year ended December 31, 2012 to 9.7% for the year ended December 31, 2013. Excluding the acquisitions, and after adjusting for the inventory buyback and Western Canada restructuring inventory write-offs experienced during the year ended December 31, 2013, our gross profit as a percentage of sales was 8.7%. The decrease is primarily attributable to the factors discussed above, as well as, outsized growth of our value-priced products that typically carry a lower gross profit percentage than our other window products. As a percentage of sales, we estimate that labor inefficiencies and ramp up costs negatively impacted gross profit by approximately 1.6% for the year ended December 31, 2013. As a percentage of sales, the Company estimates that increase in sale of value-priced products had a negative gross profit impact of approximately 0.6% for the year ended December 31, 2013.

SG&A Expense

SG&A expense for the year ended December 31, 2014 increased compared to the year ended December 31, 2013 by approximately $25.9 million, or 28.4%. The SG&A expense increase was caused by several factors with the first relating to the impact of the Gienow and Simonton acquisitions, which on a combined basis increased SG&A expense by approximately $23.5 million including restructuring and integration costs related to Gienow of approximately $1.4 million within SG&A expense. These restructuring and integration expenses arose due to the consolidation of two manufacturing facilities into a single facility during the year ended December 31, 2014. Excluding the impact of these acquisitions, SG&A expense increased approximately $2.4 million or 2.7% for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This increase was due to the preliminary legal settlement of class action lawsuits on May 1, 2014 for our Windows and Doors segment which resulted in a $5.0 million expense partially offset by lower relocation and consulting costs during the year ended December 31, 2014.

As a percentage of sales, SG&A expense increased to 15.3% of net sales from 14.5% during the year ended December 31, 2014 compared to the year ended December 31, 2013. Excluding the expense associated with the class action settlement as well as the acquisition and integration costs, SG&A expense would have decreased as a percentage of sales to 13.5% for the year ended December 31, 2014 compared to the year ended December 31, 2013. The decrease related to the elimination of certain relocation and consulting costs for the U.S. windows business as well as increased leverage on the fixed component of SG&A expense as net sales increased 5.0% during the year ended December 31, 2014.

Gienow and Mitten’s SG&A expense is higher as a percentage of sales at approximately 21.8% and 20.8%, respectively, compared to the remainder of the Company at approximately 12.8% for the year ended December 31, 2014. Gienow and Mitten own their distribution centers across their respective regions in Eastern and Western Canada, which increases their respective SG&A expense, while allowing them to service their Canadian customer base across a broad geographical area. Also included in Gienow and Mitten’s SG&A expense are one-time costs related to restructuring and integration that are not expected to recur in future periods. These costs amounted to approximately $1.4 million for the year ended December 31, 2014.

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

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2014 increased $0.7 million or 8.4% compared to the year ended December 31, 2013. The increase was attributable to the Simonton acquisition, which closed on September 19, 2014, and the acquisition of approximately $62.2 million of intangible assets. Amortization expense as a percentage of sales remained consistent at 1.2%, excluding the Simonton acquisition, for the year ended December 31, 2014 as compared to 1.3% for the year ended December 31, 2013.

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

Currency Transaction Gain (Loss)

The currency transaction loss for the year ended December 31, 2014 decreased $0.8 million as compared to the year ended December 31, 2013 as a result of the fluctuation in the Canadian dollar as compared to the U.S. dollar for 2014. The currency transaction loss for the year ended December 31, 2013 increased $1.7 million as compared to the year ended December 31, 2012 as a result of the movement in the Canadian dollar during this time period. Our Gienow acquisition during the year ended December 31, 2013, increased our transactional exposure to the Canadian currency. Management continues to evaluate methodologies to effectively hedge this foreign currency risk.

Unallocated Operating Earnings, Interest, and Benefit (Provision) for Income Taxes

	Year ended December 31,
(Amounts in thousands)	2014	2013	2012
Statement of operations data:
SG&A expense	$(23,931)	$(22,078)	$(19,871)
Initial public offering costs	—	(23,527)	—
Operating loss	(23,931)	(45,605)	(19,871)
Interest expense	(71,236)	(92,019)	(103,112)
Interest income	7	8	5
Tax receivable agreement liability adjustment	670	5,167	—
Loss on modification or extinguishment of debt	(21,364)	(18,948)	(3,607)
Benefit (provision) for income taxes	$105	$(298)	$(2,835)

Operating loss/SG&A Expense

Unallocated SG&A expense includes items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the year ended December 31, 2014 decreased by $21.7 million or 47.5% compared to the year ended December 31, 2013 due primarily to the absence of $23.5 million in initial public offering costs incurred in 2013 highlighted in the table below offset by increased legal expenses and various personnel costs.

 The unallocated operating loss for the year ended December 31, 2013 increased by $25.7 million or 129.5% compared to the year ended December 31, 2012 due primarily to the $23.5 million in initial public offering costs, highlighted in the table below, increases in various personnel costs and certain acquisition costs associated with Mitten and Gienow.

(Amounts in thousands)
Advisory termination fee to affiliate	$18,852
2013 management fee as of date of termination	2,682
Other transaction expenses for the IPO	1,993
$23,527

Interest expense

Interest expense for the year ended December 31, 2014 decreased by approximately $20.8 million or 22.6% compared to the year ended December 31, 2013. This reduction in interest expense is primarily related to the completion of the 6.50% Senior Notes bond offering and entering into a $430.0 million Term Loan Facility in January 2014 which facilitated the purchase of the outstanding 8.25% Senior Secured Notes and 9.375% Senior Notes. This debt refinancing reduced our weighted average interest rate by approximately 300 basis points during the year ended December 31, 2014. The reduction in stated interest rates from this transaction reduced interest expense for the year ended December 31, 2014 compared to the year ended December 31, 2013 partially offset by the additional $150.0 million of 6.50% Senior Notes issued in September 2014 for the Simonton acquisition.

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

Interest income

 Interest income for the year ended December 31, 2014 was consistent with the years ended December 31, 2013 and December 31, 2012.

Tax receivable agreement liability adjustment

The $0.7 million tax receivable agreement liability adjustment for the year ended December 31, 2014 resulted from additional deferred tax liabilities assumed in the Simonton acquisition and changes in the Company's deferred tax liabilities, partially offset by the Company 2014 taxable losses.

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

Loss on modification or extinguishment of debt

As a result of the 6.50% Senior Notes and Term Loan Facility and the tender, redemption, and repurchase of the 8.25% Senior Notes and the 9.375% Senior Secured Notes as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification or extinguishment of debt of approximately $21.4 million during the year ended December 31, 2014.

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

Income taxes

The income tax benefit for the year ended December 31, 2014 increased to an approximate $0.1 million tax benefit from a $0.3 million tax expense for the year ended December 31, 2013.  The income tax benefit of approximately $0.1 million was comprised of approximately $7.0 million of federal tax benefit, $2.7 million state tax expense, and approximately $4.2 million of foreign income tax expense.  The increase in tax benefit is primarily due to the Simonton acquisition and the assumption of their deferred tax liabilities which resulted in a $7.5 million reversal of the Company's valuation allowance as well as 2014 taxable losses for Mitten partially offset by state income tax and a $9.8 million valuation allowance on the deferred tax assets of our Western Canadian business.

Income tax expense for the year ended December 31, 2013 decreased to approximately $0.3 million of tax expense from approximately $2.8 million of tax expense for the year ended December 31, 2012.  The income tax expense of approximately $0.3 million was comprised of approximately $0.9 million of federal tax expense, $2.0 million state tax expense, and approximately $2.6 million of foreign income tax benefit.  The decrease in tax expense is primarily due to an increase in the foreign tax benefit resulting from taxable losses resulting primarily from the restructuring and integration of our Western Canadian businesses.

As of December 31, 2014, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  The Company's effective tax rate for the year ended December 31, 2014 was approximately 0.3% for the year ended December 31, 2014, our estimated effective tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense.

Liquidity and Capital Resources

2014 Developments
On January 30, 2014, Ply Gem Industries completed an offering of $500.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “6.50% Senior Notes”) and also entered into a $430.0 million senior secured term loan facility due 2021 (the “Term Loan Facility”). The approximate $927.9 million of net proceeds from the issuance of the 6.50% Senior Notes and the borrowings under the Term Loan Facility were used by Ply Gem Industries to purchase all of its 8.25% Senior Secured Notes due 2018 ("8.25% Senior Secured Notes") and 9.375% Senior Notes due 2017 ("9.375% Senior Notes") tendered in the tender offers described below, to satisfy and discharge the remaining obligations under the indentures governing the 8.25% Senior Secured Notes and 9.375% Senior Notes and to pay related fees and expenses.

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

On September 19, 2014, Ply Gem Industries issued an additional $150.0 million aggregate principal amount of its 6.50% Senior Notes (“Senior Tack-on Notes”).  The net proceeds from the transaction were approximately $138.0 million after deducting $10.1 million for the debt discount and $1.9 million in transaction costs. The proceeds from the issuance of the Senior Tack-on Notes and approximately $3.1 million of cash on hand were used by Ply Gem Industries to fund Ply Gem Industries’ purchase of all the issued and outstanding shares of common stock of Simonton, to pay fees and expenses related to the offering of the Senior Tack-on Notes and the Simonton acquisition and for general corporate purposes, including the repayment of approximately $10.0 million of indebtedness under the ABL Facility. The additional $150.0 million of Senior Tack-on Notes have the same terms and covenants as the original $500.0 million of 6.50% Senior Notes. The 6.50% Senior Notes originally issued in January 2014 and the Senior Tack-on Notes issued in September 2014 (collectively, the "6.50% Senior Notes") will mature on February 1, 2022 and bear interest at the rate of 6.50%.

In November 2014, the Company exercised a portion of the accordion feature under the ABL Facility for $50.0 million, or 50% of the eligible accordion, increasing the ABL Facility from $250.0 million to $300.0 million to primarily account for the additional borrowing base acquired from Simonton.

May 2013 initial public offering and related transactions

In May 2013, we issued 18,157,895 shares of common stock at an initial public offering price of $21.00 per share and received net proceeds of approximately $353.8 million after underwriting discounts and commissions of approximately $25.4 million and offering expenses of approximately $2.5 million. The net proceeds were primarily utilized to redeem certain of our outstanding indebtedness and for other uses as detailed below:

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

These debt redemptions provided annualized cash interest savings of approximately $13.0 million excluding the ABL Facility and the 2014 debt transactions.
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

General cash flow movements
During the year ended December 31, 2014, cash and cash equivalents decreased to approximately $33.2 million compared to approximately $69.8 million as of December 31, 2013.  During the year ended December 31, 2013, cash and cash equivalents increased from approximately $27.2 million to $69.8 million as of December 31, 2013. The decrease in cash during the comparative period was primarily due to increases in trade receivables and inventory during the year ended December 31, 2014 not offset with increases in payables. The Simonton acquisition of $130.0 million was funded by an additional financing instrument, a tack-on $150.0 million of 6.50% Senior Notes, during the year ended December 31, 2014. The significant investing and financing activities in 2013 included approximately $97.2 million in acquisitions and a net inflow of approximately $196.9 million inflow from the IPO and subsequent debt repayment financing transactions.

One of the largest changes in operating cash flows during the year ended December 31, 2014 is the movement in accounts receivable balance. The approximate $48.9 million increase in accounts receivable from December 31, 2013 to December 31, 2014 can primarily be attributed to our year over year increase in December sales which related to improved weather conditions for 2014 relative to 2013. For December 2014, our net sales were $144.2 million compared to $98.3 million for December 2013 for an increase of approximately $45.9 million.

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

Our primary cash needs are for working capital, capital expenditures and debt service.  Our annual cash interest charges for debt service, including the ABL Facility, are estimated to be approximately $61.0 million for fiscal year 2015.  As of December 31, 2014, we did not have any scheduled debt maturities until 2018.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically averaged approximately 1.5% to 2.0% of net sales on an annual basis.  For the year ending December 31, 2015, we estimate that our capital expenditures will be 2.2% of net sales. We finance these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ ABL Facility.

Ply Gem’s specific cash flow movement for the year ended December 31, 2014 is summarized below:

Cash provided by (used in) operating activities

Net cash used in operating activities for the year ended December 31, 2014 was approximately $15.2 million.  Net cash used in operating activities for the year ended December 31, 2013 was approximately $14.7 million, and net cash provided by operating activities for the year ended December 31, 2012 was approximately $48.7 million.

The increase in cash used in operating activities during 2014 was primarily caused by a deterioration in primary working capital (accounts receivable, inventories, accounts payable and accrued expenses) offset by a $33.7 million improvement in operating earnings in 2014. As the Company's liquidity has improved, the Company has taken eligible early pay discounts at an increased rate during 2014 as compared to 2013. This reduced payables while net sales increases of 14.7% increased receivable and inventories.

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

Cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2014, 2013, and 2012 was approximately $153.9 million, $123.0 million, and $24.6 million, respectively.  The cash used in investing activities in 2014 was primarily for the acquisition of Simonton and capital expenditures on various ongoing capital projects. The Simonton acquisition was approximately $130.9 million net of cash acquired. Capital expenditures for 2014 were approximately 1.5% of net sales, in line with our historical average.

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

Cash provided by (used in) financing activities

Net cash provided by financing activities for the year ended December 31, 2014 was approximately $135.5 million, primarily from the issuance of an additional $150.0 million in 6.50% Senior Notes, which net of fees was utilized for the Simonton acquisition. The long term debt refinancing in the year ended December 31, 2014 that occurred in January 2014 was essentially cash neutral after considering the final debt structure and related premiums/discounts with proceeds of $927.9 million offset by debt payments on the 8.25% Senior Secured Notes and 9.375% Senior Notes of $852.0 million, $61.1 million of tender/call premiums, and $14.6 million of debt issuance costs. The issuance of an additional $150.0 million in 6.50% Senior Notes in the year ended December 31, 2014 resulted in net proceeds of approximately $137.8 million after deducting $10.1 million for the debt discount and approximately $2.1 million in transaction costs incurred.

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

Ply Gem’s specific debt instruments and terms are described below:

6.50% Senior Notes due 2022

On January 30, 2014, Ply Gem Industries issued $500.0 million aggregate principal amount of 6.50% Senior Notes at par. On September 19, 2014, Ply Gem Industries issued an additional $150.0 million aggregate principal amount of 6.50% Senior Notes (the "Senior Tack-on Notes") at an issue price of 93.25%. Interest accrues at 6.50% per annum and is paid semi-annually on February 1 and August 1 of each year. The 6.50% Senior Notes will mature on February 1, 2022.

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

On September 5, 2014, Ply Gem Industries completed an exchange offer with respect to the 6.50% Senior Notes issued in January 2014 to exchange $500.0 million 6.50% Senior Notes registered under the Securities Act for $500.0 million of the issued and outstanding 6.50% Senior Notes. Upon completion of the exchange offer, all $500.0 million of issued and outstanding 6.50% Senior Notes were registered under the Securities Act.  On January 23, 2015, Ply Gem Industries completed an exchange offer with respect to the Senior Tack-on Notes issued in September 2014 to exchange $150.0 million Senior Tack-on Notes registered under the Securities Act for $150.0 million of the issued and outstanding Senior Tack-on Notes. Upon completion of the exchange offer, all $150.0 million of issued and outstanding Senior Tack-on Notes were registered under the Securities Act.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of December 31, 2014, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 1.75% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

The Term Loan Facility allows Ply Gem Industries to request one or more incremental term loan facilities in an aggregate amount not to exceed the greater of (x) $140.0 million and (y) an amount such that Ply Gem Industries’ consolidated senior secured debt ratio (as defined in the credit agreement), on a pro forma basis, does not exceed 3.75 to 1.00, in each case, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of December 31, 2014, the Company’s interest rate on the ABL Facility was approximately 1.75%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of December 31, 2014, Ply Gem Industries had approximately $293.3 million of contractual availability and approximately $216.2 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $6.7 million of letters of credit and priority payables reserves.

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

Loss on debt modification or extinguishment

As a result of the January 2014 issuance of the 6.50% Senior Notes and the entry into the Term Loan Facility and the tender, redemption, and repurchase of the 8.25% Senior Secured Notes and the 9.375% Senior Notes (the "January 2014 Refinancing") during the year ended December 31, 2014, the Company performed an analysis to determine the proper accounting treatment for the January 2014 Refinancing. Specifically, the Company evaluated each creditor with ownership in both the 6.50% Senior Notes and/or Term Loan Facility debt instruments and the old 8.25% Senior Secured Notes and/or 9.375% Senior Notes to determine whether the transaction should be accounted for as a modification or an extinguishment of debt as it relates to each individual creditor. The Company had approximately $34.4 million of unamortized debt discount and $14.9 million of unamortized debt issuance costs associated with the 8.25% Senior Secured Notes and 9.375% Senior Notes, of which approximately $4.8 million and $2.1 million, respectively, were expensed as a loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2014 as a result of the January 2014 Refinancing.

The Company also incurred an early tender premium of approximately $61.1 million in conjunction with this transaction, of which approximately $52.6 million was recorded as a discount on the 6.50% Senior Notes and the Term Loan Facility and approximately $8.5 million was expensed as a loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2014. The Company also expensed approximately $0.3 million for the third party fees for the 8.25% Senior Secured Notes and 9.375% Senior Notes as a result of the January 2014 Refinancing for the year ended December 31, 2014. The Company also incurred approximately $14.7 million of costs associated with the 6.50% Senior Notes and Term Loan Facility, of which approximately $9.2 million was recorded as debt issuance costs and approximately $5.5 million was expensed as a loss on modification of debt in the consolidated statement of operations for the year ended December 31, 2014. Additionally, the Company incurred an original issue discount of approximately $2.2 million for the Term Loan Facility, of which approximately $1.9 million was recorded as a discount and approximately $0.3 million was expensed as a loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2014.

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

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $21.4 million, $18.9 million and $3.6 million for the years ended December 31, 2014, 2013, and 2012, respectively, as summarized in the table below.

(Amounts in thousands)	For the year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Loss on extinguishment of debt:
13.125% Senior Subordinated Notes call premium	$—	$—	$(1,487)
13.125% Senior Subordinated Notes unamortized discount	—	—	(299)
13.125% Senior Subordinated Notes unamortized debt issuance costs	—	—	(372)
8.25% Senior Secured Notes call premium	—	(2,520)	—
8.25% Senior Secured Notes unamortized discount	—	(3,831)	—
8.25% Senior Secured Notes unamortized debt issuance costs	—	(1,766)	—
9.375% Senior Notes call premium	—	(6,000)	—
9.375% Senior Notes unamortized discount	—	(3,666)	—
9.375% Senior Notes unamortized debt issuance costs	—	(1,165)	—
8.25% Senior Secured Notes and 9.375% Senior Notes tender premium	(8,493)	—	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	(4,773)	—	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	(2,067)	—	—
Term Loan Facility unamortized discount	(255)	—	—
	(15,588)	(18,948)	(2,158)

Loss on modification of debt:
Third party fees for 9.375% Senior Notes	—	—	(1,449)
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	(302)	—	—
Third party fees for 6.50% Senior Notes and Term Loan Facility	(5,474)	—	—
	(5,776)	—	(1,449)

Total loss on modification or extinguishment of debt	$(21,364)	$(18,948)	$(3,607)

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future. As of December 31, 2014, we had cash and cash equivalents of approximately $33.2 million, approximately $293.3 million of contractual availability under the ABL Facility and approximately $216.2 million of borrowing base availability.

In order to further supplement the Company's operating cash flow, the Company has from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions. Based on market conditions, the Company may elect to pursue additional financing alternatives in the future.

Contractual Obligations

The following table summarizes our contractual cash obligations under financing arrangements and lease commitments, including interest amounts, as of December 31, 2014.  Interest on the 6.50% Senior Notes is fixed.  Interest on the Term Loan Facility is variable and has been presented at the average rate of approximately 4.0% based on the current LIBOR rate and the 1.0% floor structure of the instrument. Interest on the ABL Facility is variable and has been presented at the average rate of approximately 2.0%.  Actual interest rates for future periods may differ from those presented here.

	Total	Less Than			More than
(Amounts in thousands)	Amount	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,108,775	$4,300	$8,600	$40,600	$1,055,275
Interest payments (2)	484,879	55,698	152,614	150,678	125,889
Non-cancelable lease commitments (3)	141,337	27,939	44,731	27,184	41,483
Purchase obligations (4)	73,400	73,400	—	—	—
Other long-term liabilities (5)	17,534	1,753	3,507	3,507	8,767
	$1,825,925	$163,090	$209,452	$221,969	$1,231,414

(1)
Long-term debt is shown before discount, and consists of our 6.50% Senior Notes, Term Loan Facility, and ABL Facility.  For more information concerning the long-term debt, see “Liquidity and Capital Resources” above.

(2)	Interest payments for variable interest debt are based on current interest rates.

(3)	Non-cancelable lease commitments represent lease payments for facilities and equipment.

(4)
Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price and the approximate timing of the transaction.  This obligation is related primarily to inventory purchases under a 2015 contract that was finalized during 2014.

(5)
Other long term liabilities include pension obligations which are estimated based on our 2014 annual funding requirements.  Because we are unable to reliably estimate the timing of future tax payments related to uncertain tax positions, certain tax related obligations of approximately $3.1 million, including interest of approximately $0.9 million, have been excluded from the table above. Additionally, because we are unable to reliably estimate the timing of future tax payments related to our tax receivable agreement, certain tax related obligations of approximately $10.9 million, have been excluded from the table above.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposures relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of up to $430.0 million on the Term Loan and up to $300.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the Term Loan Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.8 million per year.   At December 31, 2014, we were not party to any interest rate swaps to manage our interest rate risk.  In the future, we may enter into interest rate swaps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  In 2014, the net impact of foreign currency changes to our results of operations was a loss of $1.0 million.  The impact of foreign currency changes related to translation resulted is a decrease in stockholders' equity of approximately $9.7 million at December 31, 2014.  In addition to the translation impact, the Company’s Canadian operations purchased approximately $65.2 million in U.S. dollars during 2014 to pay U.S. suppliers. As a result, a 10% deterioration in the Canadian dollar relative to the U.S. dollar would have increased the Company’s cost of goods sold by approximately $6.5 million during the year ended December 31, 2014.  During the year ended December 31, 2014, we entered into a hedging contract in order to mitigate the 2014 exposure risk of currency fluctuation against the Canadian dollar and hedged approximately $43.0 million of our 2014 non-functional currency inventory purchases.  During December 2014, we also entered into a hedging contract in order to mitigate the 2015 exposure risk of currency fluctuation against the Canadian dollar and hedged approximately $49.7 million of our 2015 non-functional currency inventory purchases. At December 31, 2014, our foreign currency hedging contract had a market value of approximately $1.3 million and is recorded as an increase in stockholders' equity for the year ended December 31, 2014.

Commodity Pricing Risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by continuing to diversify our product mix, strategic buying programs and vendor partnering. The Midwest ingot price of aluminum increased approximately 10.8% for the year ended December 31, 2014 compared to the year ended December 31, 2013. While, the average market price for PVC resin was estimated to have increased approximately 9.6% for 2014 compared to 2013.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index ("CPI"), which could expose us to potential higher costs in years with high inflation. The CPI increase for 2014 was approximately 0.8%.

Consumer and Commercial Credit

As general economic conditions in the United States continue to be challenging for the Company and its customers, we have increased our focus on the credit worthiness of our customers.  These procedures are necessary to ensure that our allowance for doubtful accounts is adequate and that we are performing proper due diligence prior to initiating sales.  We will continue to monitor these statistics to ensure that issues, if any, are identified in a timely manner to reduce risk and minimize our bad debt exposure.  If general economic conditions continue to worsen, additional reserves may be necessary. For the years ended December 31, 2014, 2013, and 2012, the Company's bad debt expense was $0.3 million, $0.6 million, and $0.8 million, respectively.

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

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Ply Gem Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ply Gem Holdings, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ply Gem Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 13, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 13, 2015

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)	For the Year Ended December 31,
	2014	2013	2012
Net sales	$1,566,643	$1,365,581	$1,121,301
Cost of products sold	1,258,842	1,106,911	877,102
Gross profit	307,801	258,670	244,199
Operating expenses:
Selling, general and administrative expenses	224,163	187,131	147,242
Amortization of intangible assets	22,140	20,236	26,937
Initial public offering costs	—	23,527	—
Total operating expenses	246,303	230,894	174,179
Operating earnings	61,498	27,776	70,020
Foreign currency gain (loss)	(992)	(1,533)	409
Interest expense	(71,269)	(92,046)	(103,133)
Interest income	83	362	91
Tax receivable agreement liability adjustment	670	5,167	—
Loss on modification or extinguishment of debt	(21,364)	(18,948)	(3,607)
Loss before provision (benefit) for income taxes	(31,374)	(79,222)	(36,220)
Provision (benefit) for income taxes	(105)	298	2,835
Net loss	$(31,269)	$(79,520)	$(39,055)

Basic and diluted net loss per share attributable to common shareholders	$(0.46)	$(1.32)	$(0.80)

Basic and diluted weighted average shares outstanding	67,819,046	60,021,341	48,962,494

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2014	2013	2012
Net loss	$(31,269)	$(79,520)	$(39,055)
Other comprehensive (loss) income, net of tax:
Currency translation	(9,681)	(2,937)	835
Unrealized gain on derivative instruments	1,294	—	—
Minimum pension liability for actuarial gain (loss)	(8,374)	6,059	(1,103)
Other comprehensive income (loss)	(16,761)	3,122	(268)
Comprehensive loss	$(48,030)	$(76,398)	$(39,323)

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)	December 31, 2014	December 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$33,162	$69,801
Accounts receivable, less allowances of $4,164 and $4,453, respectively	187,679	138,785
Inventories:
Raw materials	76,467	51,313
Work in process	34,378	23,817
Finished goods	69,068	60,340
Total inventory	179,913	135,470
Prepaid expenses and other current assets	31,808	23,214
Deferred income taxes	7,680	3,178
Total current assets	440,242	370,448
Property and Equipment, at cost:
Land	7,967	4,528
Buildings and improvements	65,658	43,691
Machinery and equipment	368,719	321,614
Total property and equipment	442,344	369,833
Less accumulated depreciation	(281,377)	(258,186)
Total property and equipment, net	160,967	111,647
Other Assets:
Intangible assets, net	147,709	110,012
Goodwill	476,112	420,228
Deferred income taxes	—	5,406
Other	29,545	23,233
Total other assets	653,366	558,879
	$1,254,575	$1,040,974
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$84,164	$82,981
Accrued expenses	147,325	111,663
Current portion of long term debt	4,300	—
Total current liabilities	235,789	194,644
Deferred income taxes	20,806	17,115
Payable to related parties pursuant to tax receivable agreement	10,917	11,623
Other long-term liabilities	94,814	52,560
Long-term debt	988,917	817,028
Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 67,877,587 and 67,223,233 issued and outstanding, respectively	679	672
Additional paid-in-capital	745,140	741,789
Accumulated deficit	(822,512)	(791,243)
Accumulated other comprehensive loss	(19,975)	(3,214)
Total stockholders' deficit	(96,668)	(51,996)
	$1,254,575	$1,040,974

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(31,269)	$(79,520)	$(39,055)
Adjustments to reconcile net loss to cash
provided by (used in) operating activities:
Depreciation and amortization expense	48,463	45,646	52,277
Fair-value premium on purchased inventory	38	2,015	—
Fair-value decrease of contingent acquisition liability	(264)	(358)	—
Non-cash restructuring costs	3,275	2,864	—
Non-cash integration charges	—	3,220	—
Non-cash interest expense, net	14,948	12,221	11,428
(Gain) loss on foreign currency transactions	992	1,533	(409)
Non-cash litigation expense	4,573	—	—
Loss on modification or extinguishment of debt	21,364	18,948	3,607
Prepaid management fee write off	—	2,682	—
Stock based compensation	2,246	2,181	1,703
Deferred income taxes	(2,373)	(432)	1,027
Tax receivable agreement liability adjustment	(670)	(5,167)	—
Increase (reduction) in tax uncertainty, net of valuation allowance	131	(520)	(92)
Other	(295)	56	(37)
Changes in operating assets and liabilities:
Accounts receivable, net	(12,112)	6,133	(5,377)
Inventories	(26,745)	(10,102)	4,696
Prepaid expenses and other assets	(4,960)	(8,880)	(2,534)
Accounts payable	(17,404)	(12,443)	17,606
Accrued expenses	(9,752)	24,278	4,592
Payment of advisory termination fee to affiliate	—	(18,852)	—
Cash payments on restructuring and integration liabilities	(4,969)	(3,594)	(1,177)
Other	(449)	3,398	449
Net cash provided by (used in) operating activities	(15,232)	(14,693)	48,704
Cash flows from investing activities:
Acquisitions, net of cash acquired and outstanding checks assumed	(130,856)	(97,200)	(100)
Capital expenditures	(23,661)	(25,894)	(24,646)
Proceeds from sale of assets	823	102	193
Net cash used in investing activities	(153,694)	(122,992)	(24,553)
Cash flows from financing activities:
Proceeds from long-term debt	1,067,725	—	102,991
Payments on long-term debt	(855,225)	(148,000)	(58,991)
Net revolver borrowings (payments)	—	—	(40,000)
Payments on previous revolver credit facility	—	(15,000)	—
Payment of early tender and call premiums	(61,142)	(8,520)	(9,844)
Net proceeds from issuance of common stock	—	353,756	—
Proceeds from exercises of employee stock options	1,112	197	—
Debt issuance costs paid	(16,947)	(1,256)	(2,969)
Net cash provided by (used in) financing activities	135,523	181,177	(8,813)
Impact of exchange rate movements on cash	(3,236)	(885)	156
Net increase (decrease) in cash and cash equivalents	(36,639)	42,607	15,494
Cash and cash equivalents at the beginning of the period	69,801	27,194	11,700
Cash and cash equivalents at the end of the period	$33,162	$69,801	$27,194
Supplemental Information
Interest paid	$64,008	$84,770	$95,406
Income taxes paid, net	$1,676	$1,917	$307

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Dollars in thousands)	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance, December 31, 2011	100	$—	$309,331	$(580,585)	$(6,068)	$(277,322)
Comprehensive loss:
Net loss	—	—	—	(39,055)	—	(39,055)
Other comprehensive loss	—	—	—	—	(268)	(268)
Stock compensation	—	—	1,703	—	—	1,703
Balance, December 31, 2012	100	$—	$311,034	$(619,640)	$(6,336)	$(314,942)
Comprehensive loss:
Net loss	—	—	—	(79,520)	—	(79,520)
Other comprehensive income	—	—	—	—	3,122	3,122
Issuance of common stock	18,157,895	671	353,085	—	—	353,756
Tax receivable agreement establishment	—	—	(16,790)	—	—	(16,790)
Effect of merger with Ply Gem Prime	48,962,494	—	92,083	(92,083)	—	—
Stock compensation	—	—	2,181	—	—	2,181
Stock option exercises	102,744	1	196	—	—	197
Balance, December 31, 2013	67,223,233	$672	$741,789	$(791,243)	$(3,214)	$(51,996)
Comprehensive loss:
Net loss	—	—	—	(31,269)	—	(31,269)
Other comprehensive loss	—	—	—	—	(16,761)	(16,761)
Stock compensation	—	—	2,246	—	—	2,246
Stock option exercises	654,354	7	1,105	—	—	1,112
Balance, December 31, 2014	67,877,587	$679	$745,140	$(822,512)	$(19,975)	$(96,668)

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

Immediately prior to the closing of the IPO, Ply Gem Prime merged with and into Ply Gem Holdings, with Ply Gem Holdings being the surviving entity. In the merger, the Company issued a total of 48,962,494 shares of common stock, and all of the preferred stock of Ply Gem Prime (including the subordinated debt of Ply Gem Prime that was converted into preferred stock in connection with the IPO) was converted into a number of shares of the Company's common stock based on the IPO price of the common stock and the liquidation value of and the maximum dividend amount in respect of the preferred stock. This merger resulted in an increase of approximately $92.1 million in accumulated deficit and additional paid-in-capital and an increase in deferred tax assets of $37.4 million with a full valuation allowance for Ply Gem Holdings. This merger had no impact on the Company's consolidated statement of operations for all periods presented.

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
$23,527

Further, the Company incurred approximately $27.5 million in costs associated with the IPO that were recorded within additional paid-in-capital during the year ended December 31, 2013 in the Company's consolidated balance sheet. These costs include underwriter fees along with legal, accounting, printing and other general expenses directly associated with the public offering.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Ply Gem Holdings and its subsidiaries, all of which are wholly owned.  All intercompany accounts and transactions have been eliminated.

Reclassifications

Certain balance sheet and statements of cash flows amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year, with no effect on net income (loss), accumulated deficit, or net cash provided by/used in operating, investing, and financing activities.

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

Accounts receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $4.2 million and $4.5 million at December 31, 2014 and 2013, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market and are determined by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of December 31, 2014, the Company had inventory purchase commitments of approximately $73.4 million.

The inventory reserves were approximately $10.6 million at December 31, 2014, increasing by $1.7 million compared to the December 31, 2013 reserves of approximately $8.9 million.

Property and Equipment

Property and equipment are presented at cost.  Depreciation of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:

Buildings and improvements	10-37 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized.  When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized in operations.  Depreciation expense for the years ended December 31, 2014, 2013, and 2012 was approximately $26.3 million, $25.4 million, and $25.4 million, respectively.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), (iii) the combined Simonton windows companies in the Windows and Doors segment, (iv) Gienow Canada Inc. ("Gienow Canada") (a combined Western Canadian company created by the January 2014 amalgamation of the Company's legacy Western Canadian business and the Gienow entity acquired in April 2013) in the Windows and Doors segment, and (v) Mitten (formerly known as Mitten, Inc.), acquired in May 2013, in the Siding, Fencing and Stone segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities. During the year ended December 31, 2013, the Company incurred an asset impairment charge of $1.4 million related to the restructuring and integration of the Gienow and Ply Gem Canada operations. There were no asset impairment charges recorded during the years ended December 31, 2014 or 2012.

Goodwill

Acquisition accounting involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill.  For significant acquisitions, the Company values items such as property and equipment and acquired intangibles based upon appraisals.

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year (November 22nd for 2014) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  Refer to Note 3 for additional considerations regarding the results of the impairment test in 2014 and 2013.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $23.8 million and $17.7 million as of December 31, 2014 and December 31, 2013, respectively, and have been recorded in other long term assets in the accompanying consolidated balance sheets. Amortization of debt issuance costs for the years ended December 31, 2014, December 31, 2013 and December 31, 2012 was approximately $4.0 million, $4.1 million, and $4.7 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying consolidated statements of operations.

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  As a result of the 2013 Ply Gem Prime and Ply Gem Holdings merger, U.S. federal income tax returns are prepared and filed by Ply Gem Holdings on behalf of itself, Ply Gem Industries, Inc. (“Ply Gem Industries”), and its U.S. subsidiaries.  The Company has executed a tax sharing agreement with Ply Gem Industries and Ply Gem Holdings pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  The Company along with its U.S. subsidiaries file a consolidated federal income tax return, separate state income tax returns, combined state returns, and unitary state returns. Gienow Canada and Mitten both file separate Canadian federal income tax returns and separate provincial returns. Simonton will join the filing of the consolidated U.S. federal returns. Simonton will also join the filings of certain combined and unitary state income tax returns as well as continue to file certain state returns on a separate company basis.

Sales Taxes

Sales taxes collected from customers are recorded as liabilities until remitted to taxing authorities and therefore are not reflected in the consolidated statements of operations.

Advertising Costs

Advertising costs are generally expensed as incurred. Advertising expense was $15.3 million, $13.3 million, and $12.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

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

Liquidity

The Company intends to fund its ongoing capital and working capital requirements, including its internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of its senior secured asset based revolving credit facility.  As of December 31, 2014, the Company had approximately $993.2 million of indebtedness, approximately $293.3 million of contractual availability under the ABL Facility, and approximately $216.2 million of borrowing base availability, reflecting $0.0 million of ABL borrowings and approximately $6.7 million of letters of credit and priority payable reserves issued under the ABL Facility.

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

Foreign Currency

Gienow Canada and Mitten, the Company’s Canadian subsidiaries, utilize the Canadian dollar as their functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at year-end.  Net sales and expenses are translated using average exchange rates in effect during the period.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. Gains and losses arising from international intercompany transactions that are of a long-term investment nature are reported in the same manner as translation gains and losses. Realized exchange gains and losses are included in net income (loss) for the periods presented.

The Company recorded a loss from foreign currency transactions of approximately $(1.0) million and $(1.5) million for the years ended December 31, 2014 and 2013, respectively, and a gain of approximately $0.4 million for the year ended December 31, 2012.  During the years ended December 31, 2014 and 2013, accumulated other comprehensive income (loss) included a currency translation adjustment of approximately $(9.7) million and $(2.9) million, respectively.

Derivative Financial Instruments
During the year ended December 31, 2014, the Company entered into a foreign currency zero-cost collar agreement to hedge approximately $43.0 million of its 2014 non-functional currency inventory purchases (settled prior to December 31, 2014) and a forward contract agreement to hedge approximately $49.7 million of its 2015 non-functional currency inventory purchases to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar.
The Company has designated the 2014 zero-cost collar agreement as well as the 2015 forward contract as cash flow hedges. As a cash flow hedge, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The 2014 zero-cost collar agreement and 2015 forward contract are highly correlated to the changes in foreign currency rates to which the Company is exposed. Unrealized gains and losses on these agreements are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of cost of goods sold. Future realized gains and losses in connection with each inventory purchase will be reclassified from accumulated other comprehensive income or loss to cost of goods sold.

The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income or loss and are reclassified into cost of goods sold in the same period the hedged item affects earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. The changes in the fair value of derivatives that do not qualify as effective are immediately recognized in earnings.
The gains and losses on the derivative contract that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of December 31, 2014, approximately $1.3 million of the deferred net gain on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified to cost of goods sold during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.
The fair value of the foreign currency forward contract agreement is estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded asset included in the accompanying consolidated balance sheets is as follows:

(Amounts in thousands)
	December 31, 2014	December 31, 2013
Foreign currency hedge (included in other assets)	$1,294	$—
Concentration of Credit Risk

The Company’s largest customer, ABC Supply Co. Inc., accounted for approximately 12.0%, 9.2%, and 10.5% of consolidated net sales for the years ended December 31, 2014, 2013, and 2012, respectively, and 12.5% and 12.3% of outstanding accounts receivable as of December 31, 2014 and 2013, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$650,000	$617,500	$617,500	$—	$—
Term Loan Facility	426,775	404,369	—	404,369	—
As of December 31, 2014	$1,076,775	$1,021,869	$617,500	$404,369	$—
Liabilities:
Senior Notes-9.375%	$96,000	$103,440	$103,440	$—	$—
Senior Secured Notes-8.25%	756,000	805,140	805,140	—	—
As of December 31, 2013	$852,000	$908,580	$908,580	$—	$—

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

The Company was in a net loss position for the years ended December 31, 2014, December 31, 2013, and December 31, 2012 and therefore the impact of stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share, as the inclusion of such amounts would be anti-dilutive.

The computation of the dilutive effect of other potential common shares excluded options and unvested restricted stock representing approximately 0.1 million and 1.1 million shares of common stock for the years ended December 31, 2014 and 2013, respectively. Under the treasury stock method, the inclusion of these stock awards would have been anti-dilutive.

Prior to the IPO, the Company issued a total of 48,962,494 shares of common stock in connection with the merger of Ply Gem Prime into Ply Gem Holdings. Therefore, for purposes of EPS, the Company had 48,962,494 shares of common stock outstanding for the year ended December 31, 2012, and the 2013 period through May 23, 2013. The Company calculated the amounts as net loss divided by the 48,962,494 shares of common stock outstanding for the 2013 period through May 23, 2013 plus the weighted-average shares outstanding subsequent to the IPO on May 23, 2013 through December 31, 2013. Prior to the IPO, all options and unvested restricted shares were instruments that were exercisable into Ply Gem Prime stock. Subsequently, those options and unvested restricted share grants were converted into Ply Gem Holdings instruments and as such will be treated prospectively from the date of the IPO for the calculation of dilutive earnings (loss) per share.

Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows:

(Amounts in thousands)	Foreign currency translation	Unrealized gain on derivative instruments	Minimum pension liability adjustments	Accumulated other comprehensive (loss) income
Balance at December 31, 2011	$5,052	$—	$(11,120)	$(6,068)
Net current period change	835	—	(1,103)	(268)
Balance at December 31, 2012	5,887	—	(12,223)	(6,336)
Net current period change	(2,937)	—	6,059	3,122
Balance at December 31, 2013	2,950	—	(6,164)	(3,214)
Net current period change	(9,681)	1,294	(8,374)	(16,761)
Balance at December 31, 2014	$(6,731)	$1,294	$(14,538)	$(19,975)

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014, which means the first quarter of Ply Gem's fiscal year 2015, with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. This new guidance is not expected to affect the Company's consolidated financial position, results of operations or cash flows.

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

2.   ACQUISITIONS

Simonton

On September 19, 2014, Ply Gem completed an acquisition for cash consideration of approximately $130.0 million to acquire the capital stock of Fortune Brands Windows Inc. and its direct and indirect wholly owned subsidiaries Simonton Building Products LLC, Simonton Industries, Inc., Simonton Windows, Inc. and SimEx, Inc. Fortune Brand Windows’ name has subsequently been changed to Simonton Windows & Doors, Inc. (“Simonton”). Simonton is a premier repair and remodeling window company with leading brand recognition within this market which will provide the Company with long-term value. Simonton manufactures top quality vinyl windows and doors and provides industry-leading customization options, delivery times, and customer service. Simonton has manufacturing plant locations in California, Illinois, and West Virginia with administrative offices in Ohio. The Simonton acquisition will balance our end window market mix by moving our market exposure to approximately 60% and 40% for the new construction and repair and remodeling markets, respectively, as compared to the approximate 80% and 20% legacy split for the Company’s window business. By incorporating the Company’s siding net sales, the Company’s market exposure is expected to be approximately 50% and 50% for the new construction and repair and remodeling markets, respectively. Simonton will strategically fit into the Company’s existing footprint and broaden our service offering to existing and new customers within the building product industry. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Simonton based upon fair values as of the acquisition date.

Since the acquisition was recently completed on September 19, 2014, the final acquisition accounting allocation remains subject to further adjustments. The specific accounts subject to ongoing acquisition accounting adjustments include various income tax assets and liabilities, accounts receivable, inventories, goodwill, intangibles, accounts payable, accrued expenses, and other liabilities. More specifically, the analysis of Simonton's warranty liability is open for further evaluation of historical claims data. Any significant changes in the cost per claim amounts to the warranty calculation, the product mix, or other inputs on which the calculation is currently based could result in additional increases or decreases to the warranty liability with a corresponding impact on goodwill and deferred income taxes. During the fourth quarter of 2014, the Company increased the warranty liability by $42.9 million and the related deferred tax assets of $17.5 million based on an actuarial analysis of the liability. Therefore, the measurement date remains open as of December 31, 2014, and the preliminary acquisition accounting allocation detailed below is subject to further adjustment. The Company anticipates completing these acquisition accounting adjustments during 2015.
The Company preliminarily estimated the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair value, as follows:

(Amounts in thousands)
Cash	$(856)
Accounts receivable	37,134
Inventories	17,793
Prepaid expenses and other current assets	2,233
Property and equipment	53,655
Intangible assets	62,170
Goodwill	59,192
Other assets	426
Accounts payable and accrued expenses, including short-term warranty	(53,435)
Deferred income taxes	(7,497)
Long-term warranty and other liabilities	(40,815)
$130,000

The $59.2 million of goodwill was allocated to the Windows and Doors segment and none of the goodwill is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized after the Company’s acquisition of Simonton. As of the acquisition date and as of December 31, 2014, Simonton was in a net deferred tax liability position, which was evaluated with the Company’s existing net deferred tax asset position as of December 31, 2014 considering the Company’s full valuation allowance position. This resulted in a reversal of approximately $7.5 million in the Company's valuation allowance during the year ended December 31, 2014. The reversal was recorded in the Company's consolidated statement of operations within the provision (benefit) for income taxes.
For the year ended December 31, 2014, Simonton contributed net sales of approximately $91.1 million and net loss of $1.5 million from the acquisition date (September 19, 2014), which has been included within the Company’s consolidated statement of operations. If the Simonton acquisition would have occurred at the beginning of 2013, the Company’s consolidated net sales would have been $1,793.5 million and $1,667.0 million for the years ended December 31, 2014 and 2013, respectively, with a net loss of $29.6 million and $83.4 million for the years ended December 31, 2014 and 2013, respectively.

During the year ended December 31, 2014, the Company incurred $0.9 million of acquisition-related costs for Simonton. These expenses are included in selling, general, and administrative expense in the Company’s consolidated statement of operations within the Windows and Doors segment.

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
The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair values, as follows:

(Amounts in thousands)
Accounts receivable	$11,714
Inventories	6,814
Other current assets	1,118
Property and equipment	4,746
Deferred income taxes	2,657
Intangible assets	1,083
Goodwill	3,717
Accounts payable and accrued expenses	(10,041)
Other liabilities	(1,428)
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
The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair values, as follows:

(Amounts in thousands)
Accounts receivable	$18,393
Inventories	22,592
Other current assets	904
Property and equipment	9,279
Other assets	1,439
Intangible assets	35,400
Goodwill	26,098
Accounts payable and accrued expenses	(27,499)
Deferred income taxes	(9,786)
$76,820
The $26.1 million of goodwill was assigned to the Siding, Fencing and Stone segment and none of the goodwill is expected to be deductible for tax purposes.
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

The acquisition has an earnout clause included within the asset purchase agreement. This contingent consideration was recorded at fair value on the acquisition date and the valuation is updated at each reporting period. As of December 31, 2014 and 2013, the fair value of the earnout was approximately $0.2 million and $0.5 million, respectively, and has been classified within other long-term liabilities in the accompanying consolidated balance sheets. There are currently no revenues or earnings from Greendeck for any comparative periods or since the date of acquisition and, consequently, no pro forma information is required or disclosed related to Greendeck.

3.   GOODWILL

In applying the acquisition method of accounting, the Company determines the fair value of the tangible and intangible assets acquired, and the fair value of the liabilities assumed. The excess of the fair value of the consideration transferred and the fair value of the net assets acquired is recorded as goodwill.  The Company performs an annual test for goodwill impairment at the November month end each year (November 22nd for 2014) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company has two reporting units: 1) Siding, Fencing, and Stone and 2) Windows and Doors.  Separate valuations are performed for each of these reporting units in order to test for impairment.

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

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimated single family housing starts and the repair and remodeling market’s growth rate through 2022.  These assumptions modeled information published by the National Association of Home Builders (“NAHB”).  The Company estimated single family housing starts increasing from 2014 levels (647,000) to approximately 1,100,000 in 2022 (terminal growth year) and estimated the repair and remodeling growth rate at approximately 3.0% in each year through 2022.  The 1,100,000 terminal housing starts figure represents a historical average that tracks domestic population growth.  The forecasted sales growth and operating earnings increases coincided with the growth in these two key assumptions.  The Company utilized its weighted average cost of capital and its long-term growth rate to derive the appropriate capitalization rate used in the terminal value calculation.  The Company utilized these fair value estimate assumptions during the impairment analysis conducted during the years ended December 31, 2014 and 2013.

The Company’s annual goodwill impairment tests performed as of November 22, 2014 and November 23, 2013 indicated no impairment.  The Windows and Doors, and Siding, Fencing, and Stone reporting units exceeded their 2014 carrying values by approximately 19% and 191%, respectively.

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

The reporting unit goodwill balances were as follows as of December 31, 2014 and December 31, 2013:

(Amounts in thousands)
	December 31, 2014	December 31, 2013
Siding, Fencing and Stone	$344,048	$346,140
Windows and Doors	132,064	74,088
	$476,112	$420,228

Goodwill Rollforward

A rollforward of goodwill for 2014 and 2013 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of January 1, 2013
Goodwill	$399,244	$443,211
Accumulated impairment losses	(327,773)	(122,227)
	$71,471	$320,984
Currency translation adjustments	(970)	(942)
Tax benefit of excess tax goodwill	(130)	—
Mitten acquisition	—	26,098
Gienow acquisition	3,717	—
Balance as of December 31, 2013
Goodwill	401,861	468,367
Accumulated impairment losses	(327,773)	(122,227)
	$74,088	$346,140
Currency translation adjustments	(1,216)	(2,092)
Simonton acquisition	59,192	—
Balance as of December 31, 2014
Goodwill	459,837	466,275
Accumulated impairment losses	(327,773)	(122,227)
	$132,064	$344,048

The changes in the goodwill balances from December 31, 2013 to December 31, 2014 relate to currency translation adjustments and the additional $59.2 million of goodwill recorded in conjunction with the Simonton acquisition as described in Note 2. During the year ended December 31, 2013, the Windows and Doors' goodwill increase was primarily attributed to $1.0 million of foreign currency movement and goodwill created from the Gienow acquisition of $3.7 million, while the Siding, Fencing and Stone goodwill increase was due to $0.9 million of foreign currency movement and $26.1 million for the Mitten acquisition.

4.   INTANGIBLE ASSETS

The following table presents the major components of intangible assets as of December 31, 2014 and 2013:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of December 31, 2014:
Patents	14	$12,770	$(10,193)	$2,577
Trademarks/Tradenames	11	117,660	(70,797)	46,863
Customer relationships	13	220,163	(123,299)	96,864
Other	5	4,379	(2,974)	1,405
Total intangible assets	12	$354,972	$(207,263)	$147,709

As of December 31, 2013:
Patents	14	$12,770	$(9,250)	$3,520
Trademarks/Tradenames	10	91,884	(65,801)	26,083
Customer relationships	12	187,055	(107,721)	79,334
Other	5	3,427	(2,352)	1,075
Total intangible assets	12	$295,136	$(185,124)	$110,012

Amortization expense related to these intangible assets for the years ended December 31, 2014, 2013, and 2012 was approximately $22.1 million, $20.2 million, and $26.9 million, respectively.  Estimated amortization expense for fiscal years 2015 through 2019 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2015	$25,017
2016	24,271
2017	20,337
2018	19,551
2019	14,110

During the year ended December 31, 2010, the Company decreased the remaining useful life of certain trademarks in the Windows and Doors segment to three years (applied prospectively) as a result of future marketing plans regarding the use of these trademarks.  For the year ended December 31, 2012, the Company incurred approximately $7.4 million of increased amortization expense as a result of this decrease in useful life. As of December 31, 2012 these specific trademarks were fully amortized.

5.   LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at December 31, 2014 and 2013 consists of the following:

(Amounts in thousands)
	December 31, 2014	December 31, 2013
Senior secured asset based revolving credit facility	$—	$—
Term Loan due 2021, net of unamortized early tender premium
and discount of $32,518 and $0, respectively	394,257	—
6.50% Senior notes due 2022, net of unamortized early tender premium
and discount of $51,040 and $0, respectively	598,960	—
8.25% Senior Secured Notes due 2018, net of
unamortized early tender premium and
discount of $0 and $30,426	—	725,574
9.375% Senior Notes due 2017, net of
unamortized discount of $0 and $4,546	—	91,454
	$993,217	$817,028
Less current portion of long-term debt	(4,300)	—
	$988,917	$817,028

2014 Developments

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

On September 19, 2014, Ply Gem Industries issued an additional $150.0 million aggregate principal amount of its 6.50% Senior Notes (“Senior Tack-on Notes”).  The net proceeds from the transaction were approximately $138.0 million after deducting $10.1 million for the debt discount and $1.9 million in transaction costs. The proceeds from the issuance of the Senior Tack-on Notes and approximately $3.1 million of cash on hand were used by Ply Gem Industries to fund Ply Gem Industries’ purchase of all the issued and outstanding shares of common stock of Simonton, to pay fees and expenses related to the offering of the Senior Tack-on Notes and the Simonton acquisition and for general corporate purposes, including the repayment of approximately $10.0 million of indebtedness under the ABL Facility. The additional $150.0 million of Senior Tack-on Notes have the same terms and covenants as the original $500.0 million of Senior Notes. The 6.50% Senior Notes originally issued in January 2014 and the Senior Tack-on Notes issued in September 2014 (collectively, the "6.50% Senior Notes") will mature on February 1, 2022 and bear interest at the rate of 6.50%.

In November 2014, the Company exercised a portion of the accordion feature under the ABL Facility for $50.0 million, or 50% of the eligible accordion, increasing the ABL Facility from $250.0 million to $300.0 million to primarily account for the additional borrowing base acquired from Simonton.

6.50% Senior Notes due 2022

On January 30, 2014, Ply Gem Industries issued $500.0 million aggregate principal amount of 6.50% Senior Notes due 2022 at par. On September 19, 2014, Ply Gem Industries issued an additional $150.0 million aggregate principal amount of 6.50% Senior Notes (the "Senior Tack-on Notes") at an issue price of 93.25%. Interest accrues at 6.50% per annum and is paid semi-annually on February 1 and August 1 of each year. The 6.50% Senior Notes will mature on February 1, 2022.

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

On September 5, 2014, Ply Gem Industries completed an exchange offer with respect to the 6.50% Senior Notes issued in January 2014 to exchange $500.0 million 6.50% Senior Notes registered under the Securities Act for $500.0 million of the issued and outstanding 6.50% Senior Notes. Upon completion of the exchange offer, all $500.0 million of issued and outstanding 6.50% Senior Notes were registered under the Securities Act.  On January 23, 2015, Ply Gem Industries completed an exchange offer with respect to the Senior Tack-on Notes issued in September 2014 to exchange $150.0 million Senior Tack-on Notes registered under the Securities Act for $150.0 million of the issued and outstanding Senior Tack-on Notes. Upon completion of the exchange offer, all $150.0 million of issued and outstanding Senior Tack-on Notes were registered under the Securities Act.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of December 31, 2014, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 1.75% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

The Term Loan Facility allows Ply Gem Industries to request one or more incremental term loan facilities in an aggregate amount not to exceed the greater of (x) $140.0 million and (y) an amount such that Ply Gem Industries’ consolidated senior secured debt ratio (as defined in the credit agreement), on a pro forma basis, does not exceed 3.75 to 1.00, in each case, subject to certain conditions and receipt of commitments by existing or additional financial institutions or institutional lenders. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of December 31, 2014, the Company’s interest rate on the ABL Facility was approximately 1.75%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of December 31, 2014, Ply Gem Industries had approximately $293.3 million of contractual availability and approximately $216.2 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $6.7 million of letters of credit and priority payables reserves.

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

Loss on debt modification or extinguishment

As a result of the January 2014 issuance of the 6.50% Senior Notes and the entry into the Term Loan Facility and the tender, redemption, and repurchase of the 8.25% Senior Secured Notes and the 9.375% Senior Notes (the "January 2014 Refinancing") during the year ended December 31, 2014, the Company performed an analysis to determine the proper accounting treatment for the January 2014 Refinancing. Specifically, the Company evaluated each creditor with ownership in both the 6.50% Senior Notes and/or Term Loan Facility debt instruments and the old 8.25% Senior Secured Notes and/or 9.375% Senior Notes to determine whether the transaction should be accounted for as a modification or an extinguishment of debt as it relates to each individual creditor. The Company had approximately $34.4 million of unamortized debt discount and $14.9 million of unamortized debt issuance costs associated with the 8.25% Senior Secured Notes and 9.375% Senior Notes, of which approximately $4.8 million and $2.1 million, respectively, were expensed as a loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2014 as a result of the January 2014 Refinancing.

The Company also incurred an early tender premium of approximately $61.1 million in conjunction with this transaction, of which approximately $52.6 million was recorded as a discount on the 6.50% Senior Notes and the Term Loan Facility and approximately $8.5 million was expensed as a loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2014. The Company also expensed approximately $0.3 million for the third party fees for the 8.25% Senior Secured Notes and 9.375% Senior Notes as a result of the January 2014 Refinancing for the year ended December 31, 2014. The Company also incurred approximately $14.7 million of costs associated with the 6.50% Senior Notes and Term Loan Facility, of which approximately $9.2 million was recorded as debt issuance costs and approximately $5.5 million was expensed as a loss on modification of debt in the consolidated statement of operations for the year ended December 31, 2014. Additionally, the Company incurred an original issue discount of approximately $2.2 million for the Term Loan Facility, of which approximately $1.9 million was recorded as a discount and approximately $0.3 million was expensed as a loss on extinguishment of debt in the consolidated statement of operations for the year ended December 31, 2014.

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

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $21.4 million, $18.9 million and $3.6 million for the years ended December 31, 2014, 2013, and 2012, respectively, as summarized in the table below.

(Amounts in thousands)	For the year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Loss on extinguishment of debt:
13.125% Senior Subordinated Notes call premium	$—	$—	$(1,487)
13.125% Senior Subordinated Notes unamortized discount	—	—	(299)
13.125% Senior Subordinated Notes unamortized debt issuance costs	—	—	(372)
8.25% Senior Secured Notes call premium	—	(2,520)	—
8.25% Senior Secured Notes unamortized discount	—	(3,831)	—
8.25% Senior Secured Notes unamortized debt issuance costs	—	(1,766)	—
9.375% Senior Notes call premium	—	(6,000)	—
9.375% Senior Notes unamortized discount	—	(3,666)	—
9.375% Senior Notes unamortized debt issuance costs	—	(1,165)	—
8.25% Senior Secured Notes and 9.375% Senior Notes tender premium	(8,493)	—	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	(4,773)	—	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	(2,067)	—	—
Term Loan Facility unamortized discount	(255)	—	—
	(15,588)	(18,948)	(2,158)

Loss on modification of debt:
Third party fees for 9.375% Senior Notes	—	—	(1,449)
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	(302)	—	—
Third party fees for 6.50% Senior Notes and Term Loan Facility	(5,474)	—	—
	(5,776)	—	(1,449)

Total loss on modification or extinguishment of debt	$(21,364)	$(18,948)	$(3,607)

Debt maturities

The following table summarizes the Company’s long-term debt maturities due in each fiscal year after December 31, 2014:

As of
(Amounts in thousands)	December 31, 2014
2015	$4,300
2016	4,300
2017	4,300
2018	4,300
2019	4,300
Thereafter	1,055,275
$1,076,775

In addition to the $4.3 million due in 2016, the Company will also be required to make an excess cash flow payment under the Term Loan Facility in 2016 based on the Company's future operating performance and capital expenditures in 2015 which the Company cannot estimate with reasonable certainty at December 31, 2014.

6.   DEFINED BENEFIT PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).  The plans are combined in the following discussion.

The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the combined plans in the accompanying consolidated balance sheets at December 31, 2014 and 2013:

	December 31,	December 31,
(Amounts in thousands)	2014	2013
Change in projected benefit obligation
Benefit obligation at beginning of year	$41,182	$45,060
Service cost	—	103
Interest cost	1,914	1,771
Actuarial (gain) loss	7,357	(3,664)
Benefits and expenses paid	(2,190)	(2,088)
Projected benefit obligation at end of year	$48,263	$41,182

Change in plan assets
Fair value of plan assets at beginning of year	$32,301	$29,780
Actual return on plan assets	813	3,468
Employer and participant contributions	2,259	1,141
Benefits and expenses paid	(2,190)	(2,088)
Fair value of plan assets at end of year	$33,183	$32,301

Funded status and financial position:
Fair value of plan assets	$33,183	$32,301
Benefit obligation at end of year	48,263	41,182
Funded status	$(15,080)	$(8,881)

Amount recognized in the balance sheet consists of:
Current liability	$(1,753)	$(2,258)
Noncurrent liability	(13,327)	(6,623)
Liability recognized in the balance sheet	$(15,080)	$(8,881)

The accumulated benefit obligation for the combined plans was approximately $48.3 million and $41.2 million as of December 31, 2014 and 2013, respectively.

Accumulated Other Comprehensive Loss

Amounts recognized in accumulated other comprehensive loss at December 31, 2014 and 2013 consisted of the following:

(Amounts in thousands)	December 31,	December 31,
	2014	2013
Initial net asset (obligation)	$—	$—
Prior service credit (cost)	—	—
Net loss	17,757	9,433
Accumulated other comprehensive loss	$17,757	$9,433

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

	For the year ended December 31,
	2014	2013	2012
Discount rate for projected benefit obligation	3.80%	4.75%	4.00%
Discount rate for pension costs	4.75%	4.00%	4.50%
Expected long-term average return on plan assets	7.00%	7.00%	7.50%

Net Periodic Benefit Costs

The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the year ended December 31,
	2014	2013	2012
Service cost	$—	$103	$101
Interest cost	1,914	1,771	1,850
Expected return on plan assets	(2,269)	(2,053)	(2,008)
Amortization of loss	491	955	807
Net periodic benefit expense	$136	$776	$750

Pension Assets

The weighted-average asset allocations at December 31, 2014 by asset category are as follows:

	Target Allocation	Actual allocation as of December 31, 2014	Weighted Average Expected Long-Term Rate of Return (1)
Asset Category
U.S. Large Cap Funds	25.0%	23.5%	2.0%
U.S. Mid Cap Funds	5.0%	8.2%	0.4%
U.S. Small Cap Funds	3.0%	3.2%	0.3%
International Equity	15.0%	15.1%	1.4%
Fixed income	45.0%	45.0%	2.3%
Other investments	7.0%	5.0%	0.6%
	100.0%	100.0%	7.0%
(1) The weighted average expected long-term rate of return by asset category is based on the Company’s target allocation and historical results.

The weighted-average asset allocations at December 31, 2013 by asset category are as follows:

	Target Allocation	Actual allocation as of December 31, 2013	Weighted Average Expected Long-Term Rate of Return (1)
Asset Category
U.S. Large Cap Funds	25.0%	22.8%	2.0%
U.S. Mid Cap Funds	5.0%	8.3%	0.4%
U.S. Small Cap Funds	3.0%	3.2%	0.3%
International Equity	15.0%	15.4%	1.4%
Fixed income	45.0%	43.9%	2.3%
Other investments	7.0%	6.4%	0.6%
	100.0%	100.0%	7.0%
(1) The weighted average expected long-term rate of return by asset category is based on the Company’s target allocation and historical results.

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

The following table summarizes the Company’s plan assets measured at fair value on a recurring basis (at least annually) as of December 31, 2014 and 2013:

(Amounts in thousands)	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2014	Assets (Level 1)	(Level 2)	(Level 3)
Equity Securities (1)
U.S. Large Cap Funds	$7,803	$7,803	$—	$—
U.S. Mid Cap Funds	2,722	1,354	1,368	—
U.S. Small Cap Funds	1,055	523	532	—
International Funds	4,999	4,999	—	—
Fixed Income
Domestic Bond Funds (2)	14,925	—	14,925	—
Other Investments
Commodity Funds (3)	1,431	—	1,431	—
Cash & Cash Equivalents	248	—	248	—
	$33,183	$14,679	$18,504	$—

(Amounts in thousands)	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2013	Assets (Level 1)	(Level 2)	(Level 3)
Equity Securities (1)
U.S. Large Cap Funds	$7,358	$7,358	$—	$—
U.S. Mid Cap Funds	2,700	1,369	1,331	—
U.S. Small Cap Funds	1,023	509	514	—
International Funds	4,960	4,960	—	—
Fixed Income
Domestic Bond Funds (2)	14,190	1,571	12,619	—
Other Investments
Commodity Funds (3)	1,609	1,609	—	—
Cash & Cash Equivalents	461	—	461	—
	$32,301	$17,376	$14,925	$—

(1) Equity securities are comprised of mutual funds valued at net asset value per share multiplied by number of shares at measurement date.
(2) Domestic bonds are comprised of mutual funds valued at net asset value per share multiplied by number of shares at measurement date.
(3) Commodity funds are comprised of two mutual funds which represent small market energy funds.

The Ply Gem Plan was frozen during 1998, and no further increases in benefits may occur as a result of increases in service years or compensation and no new participants can be added to the Plan.

The MW Plan was frozen for salaried participants during 2004, and no further increases in benefits for salaried participants may occur as a result of increases in service years or compensation.  The MW Plan was frozen for non-salaried participants during 2005.  No additional non-salaried participants may enter the plan, but increases in benefits as a result of increases in service years or compensation will still occur.

Benefit Plan Contributions

The Company made cash contributions to the combined plans of approximately $2.3 million and $1.1 million for the years ended December 31, 2014 and 2013, respectively.  During fiscal year 2015, the Company expects to make cash contributions to the combined plans of approximately $1.8 million.

Benefit Plan Payments

The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the combined plans. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company.

Fiscal Year	Expected Benefit Payments
(Amounts in thousands)

2015	$2,113
2016	2,200
2017	2,291
2018	2,430
2019	2,526
2020-2024	13,984

Other Retirement Plans

The Company also has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees.  The projected benefit obligation relating to this unfunded plan totaled approximately $363,000 and $318,000 at December 31, 2014 and 2013, respectively.  The Company has recorded this obligation in other long term liabilities in the consolidated balance sheets as of December 31, 2014 and 2013.  Pension expense for the plan was approximately $15,000, $13,000, and $14,000 for the years ended December 31, 2014, 2013, and 2012, respectively.

7.   DEFINED CONTRIBUTION PLANS

The Company has a defined contribution 401(k) plan covering all eligible employees.  The Company matches 50% of the first 6% of employee contributions for most members, with the exception of matching 25% of the first 6% of employee contributions for certain union members per a negotiated contract.  The Company also has the option of making discretionary contributions.  The Company contributed approximately $2.2 million for the year ended December 31, 2014 and $2.1 million for the years ended December 31, 2013, and December 31, 2012, which has been expensed within selling, general, and administrative expense in the accompanying consolidated statement of operations.

8.   COMMITMENTS AND CONTINGENCIES

Operating leases

At December 31, 2014, the Company was obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations.  Future minimum rental obligations for non-cancellable lease payments total approximately $141.3 million at December 31, 2014.  The lease obligations, partially offset by sublease income, are payable as follows:

	Lease	Sublease
(Amounts in thousands)	Commitments	Income
2015	$27,939	$469
2016	23,884	479
2017	20,847	488
2018	14,476	498
2019	12,707	508
Thereafter	41,483	2,696

Total rental expense for all operating leases was approximately $34.6 million, $32.1 million, and $26.0 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $2.9 million and $3.1 million at December 31, 2014 and 2013, respectively.  As of December 31, 2014 and 2013, the Company has recorded liabilities related to these indemnifications of approximately $0.5 million and $0.4 million, respectively, in current liabilities and $2.4 million and $2.7 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	December 31, 2014	December 31, 2013
Product claim liabilities	$138	$140
Multiemployer pension plan withdrawal liability	2,094	2,362
Other	644	576
	$2,876	$3,078

The product claim liabilities of approximately $0.1 million at December 31, 2014 and 2013, recorded in long term liabilities, represent the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products.  The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage.  Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries.  The Company and the former subsidiary continue to vigorously defend the remaining suits.  Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products.  The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers.

The multiemployer pension plan withdrawal liability of approximately $2.1 million and $2.4 million recorded in long term liabilities at December 31, 2014 and 2013, respectively, relate to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. (“Studley”) was sold.  In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the “Pension Fund”), and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund.  Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund.  The multiemployer pension liability represents the present value of the quarterly payment stream as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

Included in the indemnified items is approximately $0.5 million and $0.4 million for the year ended December 31, 2014 and 2013, respectively, of accrued expenses to cover the estimated costs of known litigation claims, including the estimated cost of legal services incurred, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of December 31, 2014 and 2013, warranty liabilities of approximately $18.3 million and $10.9 million, respectively, have been recorded in current liabilities and approximately $66.1 million and $31.6 million, respectively, have been recorded in long term liabilities. The increase in the warranty liabilities during 2014 relates to the Simonton acquisition which was completed in September 2014.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the year ended December 31,
(Amounts in thousands)	2014	2013	2012
Balance, beginning of period	$42,466	$37,870	$38,612
Acquisitions-Simonton (2014)/Gienow and Mitten (2013)	48,235	7,175	—
Warranty expense during period	15,177	12,416	11,034
Adjustments	(3,021)	—	—
Settlements made during period	(18,434)	(14,995)	(11,776)
Balance, end of period	$84,423	$42,466	$37,870

Environmental

The Company is subject to United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage and transport of hazardous materials, storage, treatment and disposal of waste, remediation of contaminated sites, and protection of worker health and safety. From time to time, the Company's facilities are subject to investigation by governmental regulators. In addition, the Company has been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which it or its predecessors are alleged to have sent hazardous materials for recycling or disposal. The Company may be held liable, or incur fines or penalties, in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of the Company's properties from activities conducted by us or previous occupants. The amount of any liability, fine or penalty may be material, and certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, entered into an Administrative Order on Consent, effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Administrative Order on Consent, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the "Workplan") as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million and $0.3 million of this environmental liability within current liabilities and approximately $1.2 million and $1.2 million within other long-term liabilities in the Company’s consolidated balance sheet at December 31, 2014 and 2013, respectively.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of December 31, 2014, no recovery has been recognized on the Company’s consolidated balance sheet, but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (“VOC”) (predominantly trichloroethene (“TCE”)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (“NPL”) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy is in the process of responding to this request for information. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify the Company with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.

The Company is currently involved in environmental proceedings involving Gienow Canada Inc. (f/k/a Ply Gem Canada, Inc.) and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and the Company may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania), Mastic Home Exteriors, Inc. (“MHE”) (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina), and Simonton (relating to closed lagoons and certain contamination in Paris, Illinois as well as certain contamination associated with certain 7-Eleven convenience food stores). Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. are to indemnify the Company for certain environmental liabilities in excess of $2.5 million, including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina. Under the stock purchase agreement governing the Simonton acquisition, Fortune Brands Windows & Doors, Inc., is obligated to indemnify the Company for any environmental claims associated with the 7-Eleven convenience food stores.  Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While the Company had assumed an obligation to indemnify the purchaser of our former subsidiary when the Company sold Hoover Treated Wood Products, Inc., the Company's obligation has been novated and assumed by Nortek. The Company's ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.

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

During 2014, MW engaged in mediation sessions with plaintiffs’ counsel for both the Gulbankian and Hartshorn cases. MW signed a settlement agreement with plaintiffs as of April 18, 2014 that would settle both the Gulbankian and Hartshorn cases on a nationwide basis (the “Vinyl Clad Settlement Agreement”). The Vinyl Clad Settlement Agreement provides that this settlement applies to any and all MW vinyl clad windows manufactured from January 1, 1987 through May 23, 2014, and provides for a cash payment for eligible consumers submitting qualified claims showing, among other requirements, certain damage to their MW vinyl clad windows. The Court granted preliminary approval of this settlement on May 23, 2014, and issued a Final Approval Order, Final Judgment, and Order of Dismissal with Prejudice on December 29, 2014, granting final approval of the settlement as well as MW’s payment of attorneys' fees and costs to plaintiffs' counsel in the amount of $2.5 million. On January 13, 2015, notice of appeal of the final approval was given by certain objectors to the settlement, Karl Memari, Joelene Connor-Hethcox and Vincent Cecil Garrett, Jr. As the Court’s final approval order is under appeal, the settlement is not yet final, and if the Court’s final approval order is overturned on appeal, the Vinyl Clad Settlement Agreement will not be binding on the parties. The Company and MW deny all liability in the settlement and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and agreed to settle the litigation to avoid these.

As a result of this settlement, the Company recognized a $5.0 million expense during the year ended December 31, 2014 within selling, general, and administrative expenses in the Company’s consolidated statement of operations in the Company's Windows and Doors segment. It is possible that the Company may incur costs in excess of the recorded amounts; however, the Company currently expects that the total net cost to resolve the lawsuits will not exceed approximately $5.0 million. Approximately $4.6 million of this liability is currently outstanding, with $2.6 million as a current liability within accrued expenses and $2.0 million as a noncurrent liability within other long-term liabilities in the Company’s consolidated balance sheet as of December 31, 2014.

In Karl Memari v. Ply Gem Prime Holdings, Inc. et al., a purported class action filed in March 2013 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the illegality and/or defects of MW's vinyl clad windows. The plaintiff seeks a variety of relief, including (i) actual and compensatory damages, (ii) punitive damages, and (iii) attorneys' fees and costs of litigation. Discovery regarding class certification has closed, however, the hearing regarding class certification has not yet been scheduled as this case is currently stayed pending the appeal in the Gulbankian and Hartshorn matters. While the damages sought in this action have not yet been quantified, it is expected that, if the settlement of the Gulbankian and Hartshorn cases receives final approval after appeal, it will result in the dismissal of this action.

In Anthony Pagliaroni v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by Mastic Home Exteriors, Inc. (“MHE”). The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. Discovery regarding class certification has closed and the hearing regarding class certification was heard on March 10, 2015, although the Court has not yet ruled on this hearing. Deceuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify MHE for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. MHE's ability to seek indemnification from Deceuninck is, however, limited by the terms of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.

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

In Aaron Kraemer v. Ply Gem Holdings, Inc. et al., a purported class action filed in February 2015 in the United States District Court for the Western District of Wisconsin, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the defective design and manufacture of MW's Mira aluminum clad wood windows. The plaintiff seeks a variety of relief, including (i) actual and compensatory damages, (ii) punitive damages, (iii) injunctive and declaratory relief, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified.

In J-Channel Industries Corporation v. Lowe’s Companies, Inc., and Ply Gem Industries, Inc., a purported patent infringement case filed in August 2013 in the United States District Court for the Eastern Division of Tennessee, Northern Division, plaintiff, a wholly owned subsidiary of CopyTele, Inc., a company specializing in patent monetization and patent assertion, alleged damages as a result of patent infringement by certain windows having an integrated “j-channel” feature. The plaintiff sought a variety of relief, including (i) economic and compensatory damages and (ii) attorneys' fees and costs of litigation. This action was settled and paid during the year ended December 31, 2014.

In re Ply Gem Holdings, Inc., Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s IPO. It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. On February 13, 2015, defendants filed their motion to dismiss the complaint. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. The Company believes the purported federal securities class action is without merit and will vigorously defend against the lawsuit.

Other contingencies

The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, personal injury, property damage, product liability, warranty and modification, adjustment or replacement of component parts of units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made.

9.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at December 31, 2014 and December 31, 2013:

(Amounts in thousands)	December 31, 2014	December 31, 2013
Insurance	$9,144	$3,926
Employee compensation and benefits	15,576	8,916
Sales and marketing	36,279	32,938
Product warranty	18,325	10,861
Accrued freight	1,278	1,350
Accrued interest	16,470	25,477
Accrued environmental liability	451	463
Accrued pension	1,753	2,258
Accrued sales returns and discounts	3,054	3,263
Accrued taxes	3,898	3,433
Litigation accrual	2,573	—
Other	38,524	18,778
	$147,325	$111,663

Other long-term liabilities consist of the following at December 31, 2014 and December 31, 2013:

(Amounts in thousands)	December 31, 2014	December 31, 2013
Insurance	$1,705	$2,213
Pension liabilities	13,327	6,623
Multi-employer pension withdrawal liability	2,094	2,362
Product warranty	66,098	31,605
Long-term product claim liability	138	140
Long-term environmental liability	1,227	1,247
Liabilities for tax uncertainties	3,065	2,934
Litigation accrual	2,000	—
Other	5,160	5,436
	$94,814	$52,560

Long-term incentive plan

The Company maintains a long-term incentive plan (“LTIP”) for certain employees which was implemented to retain and incentivize employees through the downturn in the housing market. During the years ended December 31, 2014 and December 31, 2013, the Company recognized a net LTIP expense of $2.8 million and $1.8 million, respectively, which has been recorded within selling, general, and administrative expenses in the consolidated statement of operations. The LTIP liability is $4.5 million and $4.6 million as of December 31, 2014 and December 31, 2013, respectively, of which $2.5 million and $2.9 million has been recorded within other current liabilities and $2.0 million and $1.7 million in other long-term liabilities in the consolidated balance sheets as of December 31, 2014 and December 31, 2013, respectively.

Other liabilities

During the years ended December 31, 2014, 2013 and 2012, the Company made approximately $5.0 million, $3.6 million, and $1.2 million in cash payments for restructuring and integration efforts, respectively. These payments were for a restructuring and integration program implemented in Western Canada and general back office centralization efforts incurred during 2013 as well as product simplification costs incurred for the entire Windows and Doors segment.

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

10.   RESTRUCTURING

On September 30, 2013, the Company announced that it will realign production across two manufacturing facilities in Calgary, Alberta, Canada, in an effort to improve the Company’s overall operating efficiency. The two manufacturing facilities resulted from the Company’s acquisition of Gienow, completed in April 2013, combined with the pre-existing manufacturing facility of Ply Gem Canada. These realignment plans include shifting the majority of the vinyl window and door production into Gienow’s manufacturing facility in Calgary, while maintaining wood window and door production in the Ply Gem Canada’s manufacturing facility also located in Calgary. In connection with this realignment, distribution will also be realigned across Gienow and Ply Gem Canada distribution centers in Western Canada.

Production began to be realigned during 2013, with the majority completed in 2014. In connection with these plans, the Company expected to incur pre-tax exit and restructuring cash and non-cash costs together of approximately $2.9 million, which includes approximately $0.2 million for contract termination costs, approximately $1.1 million of personnel-related costs and approximately $1.6 million of other facilities-related costs.

The following table summarizes the Company's restructuring activity for the year ended December 31, 2014:

(Amounts in thousands)	Accrued as of	Adjustments	Expensed	Cash payments	Accrued as of
	December 31, 2013	during 2014	during 2014	during 2014	December 31, 2014
Western Canada
Severance costs	$603	$(187)	$348	$(481)	$283
Contract terminations	157	(28)	—	—	129
Equipment removal and other	533	(149)	2,927	(3,311)	—
	$1,293	$(364)	$3,275	$(3,792)	$412

The adjustments incurred during the twelve months ended December 31, 2014 resulted from translation of the related foreign currency balances.

The Company recorded restructuring costs in selling, general and administrative expenses in the consolidated statements of operations in the years and segments shown in the following table:

	For the year ended December 31,
(Amounts in thousands)	2014	2013	2012
Siding, Fencing and Stone	$—	$—	$—
Windows and Doors	3,275	2,864	—
	$3,275	$2,864	$—

11.   INCOME TAXES

The following is a summary of the components of income (loss) before provision for income taxes:

	For the year ended December 31,
(Amounts in thousands)	2014	2013	2012
Domestic	$(9,685)	$(69,361)	$(37,675)
Foreign	(21,689)	(9,861)	1,455
	$(31,374)	$(79,222)	$(36,220)

The following is a summary of the provision (benefit) for income taxes included in the accompanying consolidated statement of operations:

	For the year ended December 31,
(Amounts in thousands)	2014	2013	2012
Federal:
Current	$—	$—	$—
Deferred	(6,962)	908	835
	(6,962)	908	835
State:
Current	$2,354	$1,634	$2,461
Deferred	324	384	(146)
	2,678	2,018	2,315
Foreign:
Current	$(86)	$(904)	$(653)
Deferred	4,265	(1,724)	338
	4,179	(2,628)	(315)

Total	$(105)	$298	$2,835

The table that follows reconciles the federal statutory income tax rate to the effective tax rate of approximately 0.3% for the year ended December 31, 2014, 0.4% for the year ended December 31, 2013, and 7.8% for the year ended December 31, 2012.

	For the year ended December 31,
(Amounts in thousands)	2014	2013	2012
Income tax benefit at the federal statutory rate	$(10,981)	$(27,728)	$(12,677)

Net change from statutory rate:
Valuation allowance-US	(1,851)	28,556	16,073
Valuation allowance-Canada	9,789	—	—
State income tax benefit, net of federal income tax benefit	641	(5,957)	(919)
Taxes at non-U.S. statutory rate	(48)	(46)	194
Additional provisions/reversals of uncertain tax positions	131	5,674	(92)
Canadian rate differential	2,015	867	(171)
Other, net	199	(1,068)	427
	$(105)	$298	$2,835

The tax effect of temporary differences, which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 2014 and 2013 are as follows:

(Amounts in thousands)	December 31, 2014	December 31, 2013
Deferred tax assets:
Accounts receivable	$1,161	$1,252
Insurance reserves	4,011	2,281
Warranty reserves	29,360	12,874
Pension accrual	6,041	3,638
Deferred compensation	6,319	3,831
Inventories	4,076	3,684
Federal, net operating loss carry-forwards	104,482	89,280
State, net operating loss carry-forwards	15,771	12,691
Non-capital losses - foreign jurisdiction	7,147	3,150
Related party interest	43,833	43,643
Professional fees	2,616	667
Environmental reserves	598	646
Other assets, net	7,510	5,614
Valuation allowance	(137,464)	(126,178)
Total deferred tax assets	95,461	57,073
Deferred tax liabilities:
Property and equipment, net	(24,750)	(15,406)
Intangible assets, net	(51,254)	(37,350)
Deferred financing	(29,392)	(10,712)
Other liabilities, net	(3,191)	(2,136)
Total deferred tax liabilities	(108,587)	(65,604)
Net deferred tax liability	$(13,126)	$(8,531)

Debt Transactions

On September 19, 2014, Ply Gem Industries issued $150.0 million aggregate principal amount of its 6.50% Senior Tack-on Notes with a $10.1 million debt discount. These Senior Tack-on Notes have the same terms and covenants as the original $500.0 million of 6.50% Senior Notes issued in January 2014 that were issued at par and will mature in 2022. These Senior Tack-on Notes are not considered Applicable High Yield Discount Obligation ("AHYDO"). The discount and deferred financing costs related to these notes will be amortized over the life of the notes utilizing the constant yield method.

On February 16, 2012, Ply Gem issued an additional $40.0 million aggregate principal amount of 8.25% Senior Secured Notes in a private placement transaction. The Senior Tack-on Notes were issued at a discount yielding net proceeds of approximately $34.0 million, prior to debt issuance costs. As a result of the discount, the Senior Tack-on Notes are subject to the AHYDO rules. Consequently, no portion of the original issue discount (OID) will be deductible for income tax purposes in the future.

Valuation allowance

As of December 31, 2014, a full federal valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  The Company considered the impact of reversing taxable temporary differences and tax planning strategies with regard to realization of deferred tax assets to determine the amount of valuation allowance for 2014.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. Additionally, at December 31, 2014, the Company was in a full state valuation allowance position for certain legal entities primarily related to losses for income tax purposes. The Company has non-capital losses in foreign jurisdictions of approximately $28.3 million which will begin to expire in 2029.

During the year ended December 31, 2014, the Company established a full valuation allowance on its deferred tax assets for Gienow Canada of approximately $9.8 million as a result of its operating performance and challenges associated with combining two separate manufacturing facilities into a single facility. As a result of the Simonton acquisition on September 19, 2014, the Company evaluated Simonton's net deferred tax liability position with Ply Gem's full valuation allowance position, which resulted in a $7.5 million reversal of valuation allowance during the year ended December 31, 2014. All of the Company's subsidiaries, excluding Mitten, are in a full valuation allowance position as of December 31, 2014.
During the year ended December 31, 2014, the Company’s federal valuation allowance decreased by approximately $0.5 million and state valuation allowance increased by approximately $2.4 million. The Company currently has book goodwill of approximately $20.2 million that is not amortized and results in a deferred tax liability of approximately $6.3 million at December 31, 2014.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

During the year ended December 31, 2013, the Company’s federal and state valuation allowances increased by approximately $52.3 million and $7.6 million, respectively. The increase is primarily due to the related party interest and the 2013 taxable loss.  The Company had book goodwill of approximately $19.3 million that is not amortized and results in a deferred tax liability of approximately $5.5 million at December 31, 2013.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.

Other tax considerations

As of December 31, 2014, the Company has approximately $336.1 million of federal gross operating loss carry-forwards which can be used to offset future taxable income.  These federal carry-forwards will begin to expire in 2028 if not utilized.  The Company has approximately $363.5 million of gross state NOL carry-forwards and $15.8 million (net of federal benefit) of deferred tax assets related to these state NOL carry-forwards which can be used to offset future state tax liabilities.  The Company has established a valuation allowance which offsets the deferred tax asset associated with these state NOL carry-forwards.  The Company currently has no state NOL carry-forwards that are expiring.  Future tax planning strategies implemented by the Company could reduce or eliminate future NOL expiration.

As of December 31, 2014, the Company has not established U.S. deferred taxes on unremitted earnings for the Company's foreign subsidiaries.  Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.

On December 23, 2011, the U.S. Treasury Department issued comprehensive temporary and proposed regulations addressing the treatment of expenditures related to tangible property for tax purposes effective for tax years beginning January 1, 2014 and thereafter.  The Company evaluated the changes necessary to comply with the regulations and the related administrative procedures and does not anticipate any required adjustments.

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

Tax uncertainties

The Company records reserves for certain tax uncertainties based on the likelihood of an unfavorable outcome.  Of this amount, approximately $2.2 million, if recognized, would have an impact on the Company’s effective tax rate.  As of December 31, 2014, the reserve was approximately $3.1 million which includes interest of approximately $0.9 million.  As of December 31, 2013, the reserve was approximately $2.9 million which included interest of approximately $0.9 million.

The Company has elected to treat interest and penalties on uncertain tax positions as income tax expense in its consolidated statement of operations.  Interest charges have been recorded in the contingency reserve account within other long term liabilities in the consolidated balance sheet.

The following is a rollforward of gross tax contingencies from January 1, 2013 through December 31, 2014.

Unrecognized tax benefits balance at January 1, 2013	$12,911
Additions based on tax positions related to current year	8,560
Additions for tax positions of prior years	10
Reductions for tax positions of prior years	(2,946)
Settlement or lapse of applicable statutes	(2,044)
Unrecognized tax benefits balance at December 31, 2013	16,491
Additions based on tax positions related to current year	495
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(196)
Settlement or lapse of applicable statutes	(277)
Unrecognized tax benefits balance at December 31, 2014	$16,518

Unrecognized tax benefits are reversed as a discrete event if an examination of applicable tax returns is not begun by a federal or state tax authority within the statute of limitations or upon effective settlement with federal or state tax authorities.  During the year ended December 31, 2014, the Company reversed approximately $0.3 million of unrecognized tax benefits due to the expiration of the statute of limitations for the tax year ended December 31, 2006. The Company's open tax years that are subject to federal examination are 2009 through 2014.

During the year ended December 31, 2013, the Company also reversed approximately $0.5 million of unrecognized tax benefits due to the expiration of the statute of limitations for the tax year ended December 31, 2005. During the year ended December 31, 2013, the Company also reversed approximately $1.4 million due to the effective settlement related to state income tax audits.

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

The Company estimates that the total anticipated amount of future payments under the Tax Receivable Agreement will be approximately $100.0 million assuming no material changes in the relevant tax law, that the Company earns sufficient taxable income to utilize the net operating loss carrying forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability. As of December 31, 2014, the Company estimates that the potential Tax Receivable Agreement liability associated with the NOL carryovers amounted to approximately $91.0 million with the remaining $9.0 million estimated for the deductible expenses associated with the initial public offering.

As of December 31, 2014, the Company had a $10.9 million liability for the amount due pursuant to the Tax Receivable Agreement. The $0.7 million tax receivable agreement liability adjustment for the year ended December 31, 2014 resulted from additional deferred tax liabilities assumed in the Simonton acquisition and changes in the Company's deferred tax liabilities, partially offset by the Company 2014 taxable losses. This $10.9 million liability was recorded as a noncurrent liability as of December 31, 2014 as the amount will not be paid in cash within the next 12 months.

12.   STOCK-BASED COMPENSATION

Stock option plan

On February 12, 2004, Ply Gem Investment Holdings’ Board of Directors adopted the Ply Gem Investment Holdings 2004 Stock Option Plan (the “Plan”) allowing for grants of options to purchase shares of Ply Gem Investment Holdings common stock under nonqualified stock options or incentive stock options.  Obligations under this Plan were subsequently assumed by Ply Gem Prime Holdings in 2006. Immediately prior to the closing of the IPO on May 23, 2013, Ply Gem Prime merged with and into Ply Gem Holdings, with Ply Gem Holdings being the surviving entity. As a result, all obligations under the Plan were converted at a ratio based on the IPO price of the common stock and the liquidation value of and the maximum dividend amount in respect of the Ply Gem Prime preferred stock and all subsequent grants were in Ply Gem Holdings' stock.

Employees, directors and consultants of Ply Gem Holdings or any of its majority-owned subsidiaries are eligible for options, as specified in the Plan.  Ply Gem Holdings Board of Directors may, among other things, select recipients of options grants, determine whether options will be nonqualified or incentive stock options, set the number of shares that may be purchased pursuant to option exercise, and determine other terms and conditions of options. The exercise price of an option must be at least the estimated fair market value of a share of common stock as of the grant date.  Options generally vest over 3 to 5 years from the date of grant, unless specified otherwise in any individual option agreement.  Generally, options will expire on the tenth anniversary of the grant date or in connection with termination of employment.  The Board of Directors has the discretion to accelerate the vesting and exercisability of outstanding options.

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing method.  The assumptions used in the model for the years ended December 31, 2014 and December 31, 2012 (there were no option grants in 2013) are outlined in the following table:

	December 31, 2014	December 31, 2012
Weighted average fair value of options granted	$4.91	$6.19
Weighted average assumptions used:
Expected volatility	34%	46%
Expected term (in years)	7.00	5.00
Risk-free interest rate	0.63%	0.64%
Expected dividend yield	—%	—%

A summary of changes in stock options outstanding during the year ended December 31, 2014 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance at January 1, 2013	3,395,722	$10.83	5.95	—
Granted	—
Exercised	(91,186)	$2.15	—
Forfeited or expired	(18,786)	$6.76	—
Balance at December 31, 2013	3,285,750	$11.04	5.24	—
Granted	188,147	$14.60	—
Exercised	(633,305)	$1.76	—
Forfeited or expired	(91,528)	$12.35	—
Balance at December 31, 2014	2,749,064	$13.38	5.50	—

As of December 31, 2014, 2,166,679 options were 100% vested with a weighted average exercise price of $12.97.  As of December 31, 2013, 2,484,336 options were 100% vested with a weighted average exercise price of $9.85. The total intrinsic value of options exercised during the years ended December 31, 2014, and 2013 was $9.1 million and $1.2 million, respectively. At December 31, 2014, the Company had approximately $2.1 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.73 years.  The Company recorded compensation expense of $2.0 million, $2.0 million, and $1.7 million for the years ended December 31, 2014, 2013, and 2012, respectively, related to the vesting of these options.

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

Restricted stock

During December 2012, the Company issued 3,886 restricted shares of common stock of Ply Gem Prime to each of three independent members of the Board of Directors.  These shares vested and were expensed ratably over the twelve month period beginning December 2012. During the year ended December 31, 2013 and December 31, 2012, the Company expensed $170,000 and $10,000, respectively, related to these grants in selling, general, and administrative expenses within the consolidated statement of operations.

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

During March 2014, the Company issued 3,523 restricted shares of common stock to each of three independent members of the Board of Directors.  These shares vested over the approximate ten-month period to December 31, 2014 and the Company is expensing these items ratably over the ten-month period up to the vesting date. One issuance of these shares, or 3,523 shares, became immediately fully vested during May 2014. Additionally during May 2014, the Company issued 5,240 restricted shares of common stock to each of the two new independent members of the Board of Directors.  These shares vested over the approximate eight-month period to December 31, 2014 and the Company expensed these items ratably over the eight-month period up to the vesting date. During the year ended December 31 , 2014, the Company expensed approximately $0.3 million related to all of these grants in selling, general, and administrative expenses within the consolidated statement of operations.

During December 2014, the Company issued an aggregate of 23,944 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares will vest over the 2015 calendar period and the Company will expense these items as compensation expense, ratably during 2015.

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

Following is a summary of the Company’s segment information:

	For the year ended December 31,
(Amounts in thousands)	2014	2013	2012
Net sales
Siding, Fencing, and Stone	$801,601	$737,841	$658,045
Windows and Doors	765,042	627,740	463,256
	$1,566,643	$1,365,581	$1,121,301
Operating earnings (loss)
Siding, Fencing, and Stone	$113,089	$111,918	$110,456
Windows and Doors	(27,660)	(38,537)	(20,565)
Unallocated	(23,931)	(45,605)	(19,871)
	$61,498	$27,776	$70,020
Interest income (expense), net
Siding, Fencing, and Stone	$5	$(132)	$(47)
Windows and Doors	(48)	(195)	(18)
Unallocated	71,229	92,011	103,107
	$71,186	$91,684	$103,042
Depreciation and amortization
Siding, Fencing, and Stone	$25,255	$24,950	$22,616
Windows and Doors	22,510	20,243	29,490
Unallocated	698	453	171
	$48,463	$45,646	$52,277
Income tax expense (benefit)
Unallocated	$(105)	$298	$2,835

Capital expenditures
Siding, Fencing, and Stone	$12,581	$10,053	$11,219
Windows and Doors	10,920	14,780	12,617
Unallocated	160	1,061	810
	$23,661	$25,894	$24,646

	As of December 31,
	2014	2013
Total assets
Siding, Fencing, and Stone	$673,543	$654,302
Windows and Doors	528,938	305,462
Unallocated	52,094	81,210
	$1,254,575	$1,040,974

Our Canadian subsidiaries, which had sales of approximately $278.8 million for the year ended December 31, 2014, represent the majority of our sales to foreign customers.  Other subsidiaries’ sales outside the United States are less than 1% of our total sales.

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

Under the General Advisory Agreement the Company paid and expensed, as a component of selling, general, and administrative expenses, a management fee of approximately $0.0 million, $0.4 million, and $2.5 million, for the years ended December 31, 2014, 2013 and 2012, respectively.  The original term of the General Advisory Agreement was 10 years, and was automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or CI Capital Partners provide notice of termination.  During 2012, the Company and CI Capital Partners amended the General Advisory Agreement to, among other things, extend the term for a period of ten years to November 6, 2022. In connection with the IPO in May 2013, the General Advisory Agreement was terminated prior to the end of the initial term, as such, Ply Gem Industries paid to CI Capital Partners an amount equal to the present value of the annual advisory fees that would have been payable for three years, based on the Company’s cost of funds to borrow amounts under the Company’s senior credit facilities. This payment of approximately $18.9 million was made in May 2013 and was expensed within initial public offering costs in the consolidated statement of operations. The Company also expensed approximately $2.7 million of the 2013 capitalized advisory fees paid to CI Capital Partners as a result of the termination within initial public offering costs in the consolidated statement of operations. The Company also paid CI Capital Partners approximately $0.4 million for advisory services in connection with the Gienow acquisition during year ended December 31, 2013 and this amount was expensed within selling, general, and administrative expenses in the consolidated statement of operations.

During the fourth quarter of 2011, the Company entered into an amendment to the employee agreement originally dated August 14, 2006 for the Company’s Chief Executive Officer.   In conjunction with the amendment to the employment agreement, the Company also entered into a retention agreement and stock repurchase agreement.  These agreements, among other things, provided for: (i) the extension of the chief executive officer’s term of employment for three years, (ii) the Company to make a retention payment of $2.0 million to the chief executive officer on December 31, 2014 if he remained employed by the Company on that date, (iii) the repurchase of 125,660 shares of common stock of Ply Gem Prime and (iv) the issuance of 150,000 stock options to the chief executive officer for non-voting Class C common stock of Ply Gem Prime (971,420 stock options in Ply Gem Holdings post IPO).   The $12.6 million repurchase of common stock was made by Ply Gem Prime based on proceeds provided by the Company.  The stock options granted to the chief executive officer vest 25% on each of the following dates: July 2012, July 2013, July 2014, and July 2015.

The Company also entered into a retention agreement with the Company’s Chief Financial Officer which required the Company to make a retention payment of $0.7 million on December 31, 2014 if he remains employed by the Company on that date. The cumulative retention payments for executive officers of $2.7 million were paid in January 2015.

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

During the fourth quarter of 2014, the Company made an approximate $36,000 payment to PG ITR Holdco, L.P. (the “Tax Receivable Entity”) for the Tax Receivable Agreement in satisfaction of the amount due on this agreement related to the 2014 activity.

During March 2015, the Company entered into new retention agreements with the Company's Chief Executive Officer and Chief Financial Officer for $3.0 million and $1.3 million, respectively. These retention agreements incentivize these individuals for three years and will require the Company to make cumulative payments of $4.3 million on December 31, 2017 if both individuals remain employed in their current positions on that date.

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations.

	Quarter Ended December 31,		Quarter Ended September 27,		Quarter Ended June 28,		Quarter Ended March 29,
(Amounts in thousands, except per share data)	2014		2014		2014		2014
Net sales	$450,119		$437,848		$409,211		$269,465

Gross profit	81,994	(4)	98,589		87,405		39,813

Net income (loss)	(12,476)	(4)	21,405	(4)	11,380	(4)	(51,578)	(1), (4)
Net income (loss) per share attributable to common shareholders:
Basic (3)	$(0.18)		$0.32		$0.17		$(0.76)
Diluted (3)	$(0.18)		$0.32		$0.17		$(0.76)

	Quarter Ended December 31,		Quarter Ended September 28,		Quarter Ended June 29,		Quarter Ended March 30,
(Amounts in thousands, except per share data)	2013		2013		2013		2013
Net sales	$332,918		$407,426		$368,140		$257,097

Gross profit	58,396		84,168		74,260		41,846

Net income (loss)	(17,431)		16,895		(50,877)	(2)	(28,107)
Net income (loss) per share attributable to common shareholders:
Basic (3)	$(0.26)		$0.25		$(0.90)		$(0.57)
Diluted (3)	$(0.26)		$0.25		$(0.90)		$(0.57)

(1)
The net loss for the quarter ended March 29, 2014 includes an approximate $21.4 million loss on modification or extinguishment of debt.  See Note 5 for description of loss on debt modification and extinguishment.

(2)
The net loss for the quarter ended June 29, 2013 includes an approximate $18.9 million loss on modification or extinguishment of debt as well as $23.5 million for initial public offering costs.  See Note 5 for description of loss on debt modification and extinguishment.

(3)
The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(4)
During the quarter ended December 31, 2014, the Company identified and recorded an out of period adjustment totaling $3.4 million related to understatement of accounts payable identified in management’s review process. The out of period adjustment would have changed net (loss) income by ($2.6) million, $0.0 million, ($.8) million and $3.4 million for the three months ended March 29, 2014, June 28, 2014, September 27, 2014 and December 31, 2014, respectively. Management has evaluated the impact of this out of period adjustment and concluded that it is not material to the current quarter or to any previously reported quarterly financial statements.

16.   GUARANTOR/NON-GUARANTOR

The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of December 31, 2014 and December 31, 2013, and for the years ended December 31, 2014, 2013, and 2012.  The non-guarantor information presented represents our legacy Western Canadian business for periods before 2013 and our Canadian subsidiaries, Gienow Canada and Mitten, for periods thereafter.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,287,810	$278,833	$—	$1,566,643
Cost of products sold	—	—	1,039,502	219,340	—	1,258,842
Gross profit	—	—	248,308	59,493	—	307,801
Operating expenses:
Selling, general and
administrative expenses	—	23,931	135,434	64,798	—	224,163
Intercompany administrative
charges	—	—	17,381	6,602	(23,983)	—
Amortization of intangible assets	—	—	16,806	5,334	—	22,140
Total operating expenses	—	23,931	169,621	76,734	(23,983)	246,303
Operating earnings (loss)	—	(23,931)	78,687	(17,241)	23,983	61,498
Foreign currency loss	—	—	—	(992)	—	(992)
Intercompany interest	—	60,442	(56,941)	(3,501)	—	—
Interest expense	—	(71,234)	(32)	(3)	—	(71,269)
Interest income	—	5	30	48	—	83
Tax receivable agreement liability adjustment	—	670	—	—	—	670
Loss on modification or
extinguishment of debt	—	(21,364)	—	—	—	(21,364)
Intercompany administrative income	—	23,983	—	—	(23,983)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(31,429)	21,744	(21,689)	—	(31,374)
Equity in subsidiaries' income (loss)	(31,269)	160	—	—	31,109	—
Income (loss) before provision
(benefit) for income taxes	(31,269)	(31,269)	21,744	(21,689)	31,109	(31,374)
Provision (benefit) for income taxes	—	—	(4,284)	4,179	—	(105)
Net income (loss)	$(31,269)	$(31,269)	$26,028	$(25,868)	$31,109	$(31,269)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(9,681)	—	(9,681)
Unrealized gain on derivative instruments	—	—	—	1,294	—	1,294
Minimum pension liability for
actuarial loss	—	(3,504)	(4,870)	—	—	(8,374)
Total comprehensive income (loss)	$(31,269)	$(34,773)	$21,158	$(34,255)	$31,109	$(48,030)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,134,455	$231,126	$—	$1,365,581
Cost of products sold	—	—	931,314	175,597	—	1,106,911
Gross profit	—	—	203,141	55,529	—	258,670
Operating expenses:
Selling, general and
administrative expenses	—	22,078	113,058	51,995	—	187,131
Intercompany administrative
charges	—	—	17,292	6,578	(23,870)	—
Amortization of intangible assets	—	—	16,874	3,362	—	20,236
Initial public offering costs	—	23,527	—	—	—	23,527
Total operating expenses	—	45,605	147,224	61,935	(23,870)	230,894
Operating earnings (loss)	—	(45,605)	55,917	(6,406)	23,870	27,776
Foreign currency loss	—	—	—	(1,533)	—	(1,533)
Intercompany interest	—	79,837	(77,725)	(2,112)	—	—
Interest expense	—	(92,019)	(27)	—	—	(92,046)
Interest income	—	8	164	190	—	362
Tax receivable agreement liability adjustment	—	5,167	—	—	—	5,167
Loss on modification or
extinguishment of debt	—	(18,948)	—	—	—	(18,948)
Intercompany administrative income	—	23,870	—	—	(23,870)	—
Loss before equity in
subsidiaries' income loss	—	(47,690)	(21,671)	(9,861)	—	(79,222)
Equity in subsidiaries' loss	(79,520)	(31,830)	—	—	111,350	—
Loss before provision
(benefit) for income taxes	(79,520)	(79,520)	(21,671)	(9,861)	111,350	(79,222)
Provision (benefit) for income taxes	—	—	2,926	(2,628)	—	298
Net loss	$(79,520)	$(79,520)	$(24,597)	$(7,233)	$111,350	$(79,520)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(2,937)	—	(2,937)
Minimum pension liability for
actuarial gain	—	2,198	3,861	$—	—	6,059
Total comprehensive loss	$(79,520)	$(77,322)	$(20,736)	$(10,170)	$111,350	$(76,398)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2012
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,051,312	$69,989	$—	$1,121,301
Cost of products sold	—	—	826,496	50,606	—	877,102
Gross profit	—	—	224,816	19,383	—	244,199
Operating expenses:
Selling, general and
administrative expenses	—	19,871	112,073	15,298	—	147,242
Intercompany administrative
charges	—	—	15,202	3,057	(18,259)	—
Amortization of intangible assets	—	—	26,937	—	—	26,937
Total operating expenses	—	19,871	154,212	18,355	(18,259)	174,179
Operating earnings (loss)	—	(19,871)	70,604	1,028	18,259	70,020
Foreign currency gain	—	—	—	409	—	409
Intercompany interest	—	102,729	(102,729)	—	—	—
Interest expense	—	(103,112)	(18)	(3)	—	(103,133)
Interest income	—	5	65	21	—	91
Loss on modification or
extinguishment of debt	—	(3,607)	—	—	—	(3,607)
Intercompany administrative income	—	18,259	—	—	(18,259)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(5,597)	(32,078)	1,455	—	(36,220)
Equity in subsidiaries' income (loss)	(39,055)	(33,458)	—	—	72,513	—
Income (loss) before provision
(benefit) for income taxes	(39,055)	(39,055)	(32,078)	1,455	72,513	(36,220)
Provision (benefit) for income taxes	—	—	3,150	(315)	—	2,835
Net income (loss)	$(39,055)	$(39,055)	$(35,228)	$1,770	$72,513	$(39,055)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	835	—	835
Minimum pension liability for
actuarial loss	—	(673)	(430)	—	—	(1,103)
Total comprehensive income (loss)	$(39,055)	$(39,728)	$(35,658)	$2,605	$72,513	$(39,323)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$23,555	$(5,845)	$15,452	$—	$33,162
Accounts receivable, net	—	—	153,791	33,888	—	187,679
Inventories:
Raw materials	—	—	65,772	10,695	—	76,467
Work in process	—	—	32,653	1,725	—	34,378
Finished goods	—	—	54,415	14,653	—	69,068
Total inventory	—	—	152,840	27,073	—	179,913
Prepaid expenses and other
current assets	—	1,044	25,840	4,924	—	31,808
Deferred income taxes	—	—	7,680	—	—	7,680
Total current assets	—	24,599	334,306	81,337	—	440,242
Investments in subsidiaries	(96,668)	(64,046)	—	—	160,714	—
Property and Equipment, at cost:
Land	—	—	7,085	882	—	7,967
Buildings and improvements	—	—	60,211	5,447	—	65,658
Machinery and equipment	—	2,794	348,951	16,974	—	368,719
	—	2,794	416,247	23,303	—	442,344
Less accumulated depreciation	—	(2,083)	(271,156)	(8,138)	—	(281,377)
Total property and equipment, net	—	711	145,091	15,165	—	160,967
Other Assets:
Intangible assets, net	—	—	123,333	24,376	—	147,709
Goodwill	—	—	442,233	33,879	—	476,112
Intercompany note receivable	—	953,510	—	—	(953,510)	—
Other	—	26,784	2,761	—	—	29,545
Total other assets	—	980,294	568,327	58,255	(953,510)	653,366
	$(96,668)	$941,558	$1,047,724	$154,757	$(792,796)	$1,254,575

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$239	$66,452	$17,473	$—	$84,164
Accrued expenses	—	19,907	110,290	17,128	—	147,325
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	24,446	176,742	34,601	—	235,789
Deferred income taxes	—	—	14,719	6,087	—	20,806
Intercompany note payable	—	—	844,258	109,252	(953,510)	—
Payable to related parties pursuant to
tax receivable agreement	—	10,917	—	—	—	10,917
Other long-term liabilities	—	13,946	76,923	3,945	—	94,814
Long-term debt	—	988,917	—	—	—	988,917
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	679	679	—	—	(679)	679
Additional paid-in-capital	745,140	745,140	602,801	16,010	(1,363,951)	745,140
(Accumulated deficit) retained earnings	(822,512)	(822,512)	(653,181)	(9,701)	1,485,394	(822,512)
Accumulated other
comprehensive income (loss)	(19,975)	(19,975)	(14,538)	(5,437)	39,950	(19,975)
Total stockholder's (deficit) equity	(96,668)	(96,668)	(64,918)	872	160,714	(96,668)
	$(96,668)	$941,558	$1,047,724	$154,757	$(792,796)	$1,254,575

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$57,800	$(4,970)	$16,971	$—	$69,801
Accounts receivable, net	—	—	109,198	29,587	—	138,785
Inventories:
Raw materials	—	—	41,593	9,720	—	51,313
Work in process	—	—	22,781	1,036	—	23,817
Finished goods	—	—	42,751	17,589	—	60,340
Total inventory	—	—	107,125	28,345	—	135,470
Prepaid expenses and other
current assets	—	613	17,270	5,331	—	23,214
Deferred income taxes	—	—	2,825	353	—	3,178
Total current assets	—	58,413	231,448	80,587	—	370,448
Investments in subsidiaries	(51,996)	(229,668)	—	—	281,664	—
Property and Equipment, at cost:
Land	—	—	3,565	963	—	4,528
Buildings and improvements	—	—	38,059	5,632	—	43,691
Machinery and equipment	—	3,275	300,089	18,250	—	321,614
	—	3,275	341,713	24,845	—	369,833
Less accumulated depreciation	—	(1,385)	(249,344)	(7,457)	—	(258,186)
Total property and equipment, net	—	1,890	92,369	17,388	—	111,647
Other Assets:
Intangible assets, net	—	—	77,968	32,044	—	110,012
Goodwill	—	—	383,042	37,186	—	420,228
Deferred income taxes	—	—	—	5,406	—	5,406
Intercompany note receivable	—	958,631	—	—	(958,631)	—
Other	—	20,907	2,326	—	—	23,233
Total other assets	—	979,538	463,336	74,636	(958,631)	558,879
	$(51,996)	$810,173	$787,153	$172,611	$(676,967)	$1,040,974

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$601	$66,847	$15,533	$—	$82,981
Accrued expenses	—	31,056	60,843	19,764	—	111,663
Total current liabilities	—	31,657	127,690	35,297	—	194,644
Deferred income taxes	—	—	9,005	8,110	—	17,115
Intercompany note payable	—	—	859,768	98,863	(958,631)	—
Payable to related parties pursuant to
tax receivable agreement	—	11,623	—	—	—	11,623
Other long-term liabilities	—	1,861	46,315	4,384	—	52,560
Long-term debt	—	817,028	—	—	—	817,028
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	672	672	—	—	(672)	672
Additional paid-in-capital	741,789	741,789	429,748	6,840	(1,178,377)	741,789
(Accumulated deficit) retained earnings	(791,243)	(791,243)	(679,209)	16,167	1,454,285	(791,243)
Accumulated other
comprehensive loss	(3,214)	(3,214)	(6,164)	2,950	6,428	(3,214)
Total stockholder's (deficit) equity	(51,996)	(51,996)	(255,625)	25,957	281,664	(51,996)
	$(51,996)	$810,173	$787,153	$172,611	$(676,967)	$1,040,974

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2014
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(31,269)	$(31,269)	$26,028	$(25,868)	$31,109	$(31,269)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	698	39,399	8,366	—	48,463
Fair-value premium on purchased inventory	—	—	38	—	—	38
Fair-value decrease of contingent acquisition liability	—	—	(264)	—	—	(264)
Non-cash restructuring costs	—	—	—	3,275	—	3,275
Non-cash interest expense, net	—	14,948	—	—	—	14,948
Loss on foreign currency transactions	—	—	—	992	—	992
Non-cash litigation expense	—	—	4,573	—	—	4,573
Loss on modification or
extinguishment of debt	—	21,364	—	—	—	21,364
Stock based compensation	—	2,246	—	—	—	2,246
Deferred income taxes	—	—	(6,638)	4,265	—	(2,373)
Tax receivable agreement liability adjustment	—	(670)	—	—	—	(670)
Increase in tax uncertainty,
net of valuation allowance	—	—	131	—	—	131
Equity in subsidiaries' net income (loss)	31,269	(160)	—	—	(31,109)	—
Other	—	—	(295)	—	—	(295)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(5,087)	(7,025)	—	(12,112)
Inventories	—	—	(25,603)	(1,142)	—	(26,745)
Prepaid expenses and other
current assets	—	(229)	(4,501)	(230)	—	(4,960)
Accounts payable	—	(362)	(13,648)	(3,394)	—	(17,404)
Accrued expenses	—	(4,285)	(4,454)	(1,013)	—	(9,752)
Cash payments on restructuring liabilities	—	—	(1,416)	(3,553)	—	(4,969)
Other	—	—	(449)	—	—	(449)
Net cash provided by (used in)
operating activities	—	2,281	7,814	(25,327)	—	(15,232)
Cash flows from investing
activities:
Acquisitions, net of cash acquired and outstanding checks assumed	—	(130,856)	—	—	—	(130,856)
Capital expenditures	—	(160)	(20,918)	(2,583)	—	(23,661)
Proceeds from sale of assets	—	—	167	656	—	823
Net cash used in
investing activities	—	(131,016)	(20,751)	(1,927)	—	(153,694)
Cash flows from financing
activities:
Proceeds from long-term debt	—	1,067,725	—	—	—	1,067,725
Payments on long-term debt	—	(855,225)	—	—	—	(855,225)
Proceeds from intercompany
investment	—	(41,033)	12,062	28,971	—	—
Payment of early tender and call premiums	—	(61,142)	—	—	—	(61,142)
Proceeds from exercises of employee stock options	—	1,112	—	—	—	1,112
Debt issuance costs paid	—	(16,947)	—	—	—	(16,947)
Net cash provided by
financing activities	—	94,490	12,062	28,971	—	135,523
Impact of exchange rate movement
on cash	—	—	—	(3,236)	—	(3,236)
Net decrease in cash
and cash equivalents	—	(34,245)	(875)	(1,519)	—	(36,639)
Cash and cash equivalents at the
beginning of the period	—	57,800	(4,970)	16,971	—	69,801
Cash and cash equivalents at the end
of the period	$—	$23,555	$(5,845)	$15,452	$—	$33,162

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net loss	$(79,520)	$(79,520)	$(24,597)	$(7,233)	$111,350	$(79,520)
Adjustments to reconcile net loss
to cash provided by operating activities:
Depreciation and amortization expense	—	453	39,030	6,163	—	45,646
Fair-value premium on purchased inventory	—	—	—	2,015	—	2,015
Fair-value decrease of contingent acquisition liability	—	—	(358)	—	—	(358)
Non-cash restructuring costs	—	—	—	2,864	—	2,864
Non-cash integration charges	—	—	—	3,220	—	3,220
Non-cash interest expense, net	—	12,221	—	—	—	12,221
Loss on foreign currency transactions	—	—	—	1,533	—	1,533
Loss on modification or
extinguishment of debt	—	18,948	—	—	—	18,948
Prepaid management fee write off	—	2,682	—	—	—	2,682
Stock based compensation	—	2,181	—	—	—	2,181
Deferred income taxes	—	—	1,292	(1,724)	—	(432)
Tax receivable agreement liability adjustment	—	(5,167)	—	—	—	(5,167)
Reduction in tax uncertainty,
net of valuation allowance	—	—	(520)	—	—	(520)
Equity in subsidiaries' net loss	79,520	31,830	—	—	(111,350)	—
Other	—	—	56	—	—	56
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(1,237)	7,370	—	6,133
Inventories	—	—	(15,904)	5,802	—	(10,102)
Prepaid expenses and other
current assets	—	(2,951)	(5,791)	(138)	—	(8,880)
Accounts payable	—	347	3,925	(16,715)	—	(12,443)
Accrued expenses	—	11,304	4,788	8,186	—	24,278
Payment of advisory termination fee to affiliate	—	(18,852)	—	—	—	(18,852)
Cash payments on restructuring liabilities	—	—	(1,413)	(2,181)	—	(3,594)
Other	—	(69)	399	3,068	—	3,398
Net cash provided by (used in)
operating activities	—	(26,593)	(330)	12,230	—	(14,693)
Cash flows from investing
activities:
Acquisitions, net of cash acquired	—	(97,200)	—	—	—	(97,200)
Capital expenditures	—	(1,061)	(21,494)	(3,339)	—	(25,894)
Proceeds from sale of assets	—	—	102	—	—	102
Net cash used in
investing activities	—	(98,261)	(21,392)	(3,339)	—	(122,992)
Cash flows from financing
activities:
Payments on long-term debt	—	(148,000)	—	—	—	(148,000)
Payments on previous revolver credit facility	—	(15,000)	—	—	—	(15,000)
Proceeds from intercompany
investment	—	(21,855)	21,059	796	—	—
Payment of early tender and call premiums	—	(8,520)	—	—	—	(8,520)
Net proceeds from issuance of common stock	—	353,756	—	—	—	353,756
Proceeds from exercises of employee stock options	—	197	—	—	—	197
Debt issuance costs paid	—	(1,256)	—	—	—	(1,256)
Net cash provided by
financing activities	—	159,322	21,059	796	—	181,177
Impact of exchange rate movement
on cash	—	—	—	(885)	—	(885)
Net increase (decrease) in cash
and cash equivalents	—	34,468	(663)	8,802	—	42,607
Cash and cash equivalents at the
beginning of the period	—	23,332	(4,307)	8,169	—	27,194
Cash and cash equivalents at the end
of the period	$—	$57,800	$(4,970)	$16,971	$—	$69,801

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2012
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(39,055)	$(39,055)	$(35,228)	$1,770	$72,513	$(39,055)
Adjustments to reconcile net
income (loss) to cash provided by
operating activities:
Depreciation and amortization expense	—	171	51,095	1,011	—	52,277
Non-cash interest expense, net	—	11,428	—	—	—	11,428
Gain on foreign currency transactions	—	—	—	(409)	—	(409)
Loss on modification or
extinguishment of debt	—	3,607	—	—	—	3,607
Stock based compensation	—	1,703	—	—	—	1,703
Deferred income taxes	—	—	844	183	—	1,027
Reduction in tax uncertainty,
net of valuation allowance	—	—	(92)	—	—	(92)
Equity in subsidiaries' net loss	39,055	33,458	—	—	(72,513)	—
Other	—	—	(37)	—	—	(37)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(5,909)	532	—	(5,377)
Inventories	—	—	5,704	(1,008)	—	4,696
Prepaid expenses and other
current assets	—	616	(4,586)	1,436	—	(2,534)
Accounts payable	—	(466)	19,195	(1,123)	—	17,606
Accrued expenses	—	(562)	5,794	(640)	—	4,592
Cash payments on restructuring liabilities	—	—	(1,177)	—	—	(1,177)
Other	—	—	(240)	689	—	449
Net cash provided by
operating activities	—	10,900	35,363	2,441	—	48,704
Cash flows from investing
activities:
Acquisitions, net of cash acquired	—	—	(100)	—	—	(100)
Capital expenditures	—	(810)	(22,969)	(867)	—	(24,646)
Proceeds from sale of assets	—	—	284	(91)	—	193
Net cash used in
investing activities	—	(810)	(22,785)	(958)	—	(24,553)
Cash flows from financing
activities:
Proceeds from long-term debt	—	102,991	—	—	—	102,991
Payments on long-term debt	—	(58,991)	—	—	—	(58,991)
Net revolver borrowings	—	(40,000)	—	—	—	(40,000)
Proceeds from intercompany
investment	—	13,477	(13,477)	—	—	—
Payment of early tender premium	—	(9,844)	—	—	—	(9,844)
Debt issuance costs paid	—	(2,969)	—	—	—	(2,969)
Net cash provided by (used in)
financing activities	—	4,664	(13,477)	—	—	(8,813)
Impact of exchange rate movement
on cash	—	—	—	156	—	156
Net increase (decrease) in cash
and cash equivalents	—	14,754	(899)	1,639	—	15,494
Cash and cash equivalents at the
beginning of the period	—	8,578	(3,408)	6,530	—	11,700
Cash and cash equivalents at the end
of the period	$—	$23,332	$(4,307)	$8,169	$—	$27,194

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2014 were not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure as a result of the material weakness in our internal control over financial reporting. Notwithstanding the material weakness described below, management has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Management of the Company (Ply Gem Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company’s management used the criteria set forth in the framework in the Internal Control - Integrated Framework ("2013 Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation conducted under the framework in “Internal Control-Integrated Framework,” the Company’s management concluded that we did not maintain effective internal control over financial reporting due to a material weakness associated with aggregation of ineffective controls within the financial statement close process. Specifically, a lack of controls over the review and approval of nonstandard journal entries, which are designed to ensure that accounts impacted by nonstandard journal entries are materially correct, including journal entries recorded as part of the preparation of the financial statements, which are designed to ensure that accounts impacted by the nonstandard journal entries are materially correct and accurately disclosed. The errors arising from the underlying deficiencies are not material to the financial statements reported in any interim period, and therefore did not result in a revision to previously filed financial statements. However, these control deficiencies could have resulted in misstatements of account balances and disclosures that would result in a material misstatement to annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, we have determined that this control deficiency constitutes a material weakness. As part of the preparation of this report, we have applied compensating procedures and processes, as necessary, to ensure the reliability of our financial reporting. We have excluded from our evaluation certain internal controls over financial reporting of Simonton, which we acquired on September 19, 2014. Total revenues subject to Simonton's internal controls over financial reporting which have been excluded from this evaluation represented 6% of our consolidated total revenues for the fiscal year ended December 31, 2014. Net assets subject to Simonton's internal control over financial reporting which have been excluded from this evaluation represented 19% of our consolidated total assets as of December 31, 2014.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report.

Management’s Plan for Remediation of Material Weakness

We are in the process of remediating the material weakness in internal control described above, which includes improving upon the timeliness and effectiveness of the review of nonstandard journal entries. These improvements will include increased documentation and refinement in our approval processes for these nonstandard journal entries. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent improvements in our controls, which are expected to remediate this material weakness.  The Company has started to implement this remediation plan, however, some of these steps will take time to be fully integrated before we can confirm that they are effective and sustainable.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of
Ply Gem Holdings, Inc. and Subsidiaries

We have audited Ply Gem Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Ply Gem Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Simonton, which is included in the 2014 consolidated financial statements of Ply Gem Holdings, Inc. and subsidiaries and constituted 19% of total consolidated assets as of December 31, 2014 and 6% of consolidated revenues for the year then ended. Our audit of internal control over financial reporting of Ply Gem Holdings, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Simonton.
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the Company’s financial statement close process, due to the aggregation of ineffective controls over the review and approval of nonstandard journal entries, including journal entries recorded as part of the preparation of the financial statements. We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 13, 2015, which expressed an unqualified opinion on those financial statements.
In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Ply Gem Holdings, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP
Raleigh, North Carolina
March 13, 2015

Item 9B.   OTHER INFORMATION

On March 11, 2015, the Ply Gem Industries entered into a retention bonus agreement with the Company’s President and Chief Executive Officer to pay him a retention bonus equal to $3.0 million on December 31, 2017, if he remains employed by the Company on that date, or if earlier, on a termination of employment by Ply Gem Industries without “Cause” or by the executive following a “Material Adverse Effect” (each as defined in the executive’s Employment Agreement with Ply Gem Industries dated August 14, 2006, as amended) or on the retirement of the executive with the consent of the board of directors of Ply Gem Industries. In addition, the executive will be entitled to a prorated retention bonus if he dies or becomes disabled prior to the payment date for such bonus.
On March 11, 2015, Ply Gem Industries entered into a retention bonus agreement with the Company’s Chief Financial Officer to pay him a retention bonus equal to $1.25 million on December 31, 2017, if he remains employed by the Company on that date, or if earlier, on a termination of employment by Ply Gem Industries without “Cause” or by the executive following a “Material Adverse Effect” (each as defined in the executive’s Amended and Restated Retention Agreement with Ply Gem Industries dated November 7, 2008, as amended). In addition, the executive will be entitled to a prorated retention bonus if he dies or becomes disabled prior to the payment date for such bonus.

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the following headings, "Corporate Governance", "Nominees for the Board of Directors", "Class II Directors", "Class III Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

Item 11.     EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in our 2015 Proxy Statement is incorporated herein by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and "Securities Authorized for Issuance Under equity Compensation Plans" in our 2015 Proxy Statement is incorporated herein by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2015 Proxy Statement is incorporated herein by reference.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2015 Proxy Statement is incorporated herein by reference.

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

2. Schedule II Valuation and Qualifying Accounts -	Page 130

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
Date: March 13, 2015

	By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Vice Chairman of the Board

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. Robinette	President, Chief Executive Officer, and Vice Chairman of the Board	March 13, 2015
Gary E. Robinette	(Principal Executive Officer)

/s/ Shawn K. Poe	Vice President, Chief Financial Officer, Treasurer	March 13, 2015
Shawn K. Poe	and Secretary (Principal Financial and Accounting Officer)

/s/ Frederick J. Iseman	Chairman of the Board and Director	March 13, 2015
Frederick J. Iseman

/s/ Steven M. Lefkowitz	Director	March 13, 2015
Steven M. Lefkowitz

/s/ Michael P. Haley	Director	March 13, 2015
Michael P. Haley

/s/ Jeffrey T. Barber	Director	March 13, 2015
Jeffrey T. Barber

/s/ Mary K. Rhinehart	Director	March 13, 2015
Mary K. Rhinehart

/s/ Janice E. Stipp	Director	March 13, 2015
Janice E. Stipp

/s/ Timothy T. Hall	Director	March 13, 2015
Timothy T. Hall

EXHIBIT INDEX

Exhibit Number		Description
2.1
Agreement and Plan of Merger, dated as of May 29, 2013, by and between Ply Gem Prime Holdings, Inc. and Ply Gem Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

2.2
Stock Purchase Agreement, dated as of August 19, 2014, by and among Ply Gem Industries, Inc., Fortune Brands Home & Security, Inc. and Fortune Brands Windows & Doors, Inc. (incorporated by reference from Exhibit 2.1 to the Company’s Form 10-Q, dated November 7, 2014 (File No. 001-35930)).

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

4.2
First Supplemental Indenture, dated as of October 3, 2014, among Ply Gem Industries, Inc., the Guarantors party thereto and Wells Fargo Bank, National Association, as Trustee (incorporated by reference from Exhibit 4.5 to the Company’s Registration Statement on Form S-4, dated November 25, 2014 (File No. 333-200567)).

10.1	*	Ply Gem Holdings, Inc. 2004 Stock Option Plan (incorporated by reference from Exhibit 10.8 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.2	*
Form of Incentive Stock Option Agreement for Ply Gem Holdings, Inc. 2004 Stock Option Plan. (incorporated by reference from Exhibit 10.5 to the Company’s Form 10-K, dated March 27, 2006 (File No. 333-114041-07)).

10.3	*	Ply Gem Holdings, Inc. Long Term Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.4	*
Form of Performance Unit Award Agreement for Ply Gem Holdings, Inc. Long Term Incentive Plan (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.5	*
Form of Restricted Unit Award Agreement for Ply Gem Holdings, Inc. Long Term Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.6	*
Form of Restricted Stock Award Agreement for Ply Gem Holdings, Inc. Long Term Incentive Plan (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.7	*
Amended and Restated Retention Agreement with John C. Wayne, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.13 to the Company’s Form 10-K, dated March 30, 2009 (File No. 333-114041-07)).

10.8	*	Letter to John C. Wayne, dated as of December 31, 2014, regarding Renewal of Amended and Restated Retention Agreement.

10.9	*
Amended and Restated Retention Agreement with John Buckley, dated as of December 31, 2008 (incorporated by reference from exhibit 10.21 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.10	*	Letter to John Buckley, dated as of December 31, 2014, regarding Renewal of Amended and Restated Retention Agreement.

10.11	*
Amended and Restated Retention Agreement with David Schmoll, dated as of December 31, 2008 (incorporated by reference from exhibit 10.17 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.12	*	Letter to David Schmoll, dated as of December 31, 2014, regarding Renewal and Amended and Restated Retention Agreement.

10.13	*	Employment Agreement with Gary E. Robinette, dated as of August 14, 2006. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.14	*
First Amendment to Employment Agreement with Gary E. Robinette, dated as of November 11, 2011(incorporated by reference from Exhibit 10.23 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.15	*
Retention Bonus Award letter to Gary E. Robinette, dated as of November 11, 2011 (incorporated by reference from Exhibit 10.26 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.16	*	Retention Bonus Award letter to Gary E. Robinette, dated as of March 11, 2015.

10.17	*
Amended and Restated Retention Agreement with Shawn K. Poe, dated as of November 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, dated November 10, 2008 (File No. 333-114041-07)).

10.18	*	Letter to Shawn K. Poe, dated as of December 31, 2014, regarding Renewal of Amended and Restated Retention Agreement.

10.19	*	Retention Bonus Award letter to Shawn K. Poe, dated as of November 11, 2011 (incorporated by reference from Exhibit 10.29 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.20	*	Retention Bonus Award letter to Shawn K. Poe, dated as of March 11, 2015.

10.21	*
Repurchase Agreement, dated as of November 11, 2011, between Gary E. Robinette and Ply Gem Prime Holdings, Inc (incorporated by reference from Exhibit 10.30 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.22	*
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

10.23	*
Registration Rights Agreement, dated as of May 22, 2013, by and among Ply Gem Holdings, Inc., Caxton-Iseman (Ply Gem), L.P. and Caxton-Iseman (Ply Gem) II, L.P. and other parties named therein (incorporated by reference from Exhibit 10.2 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.24	*
Tax Receivable Agreement, dated as of May 22, 2013, by and among Ply Gem Holdings, Inc. and the Tax Receivable Entity (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.25	*
Third Amended and Restated Tax Sharing Agreement, dated as of May 23, 2013, between Ply Gem Holdings, Inc. and Ply Gem Industries, Inc. (incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.26	*
Termination Agreement, dated as of May 29, 2013, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.27	*
Form of Transfer Restriction Agreement between Ply Gem Holdings, Inc. and the stockholder party thereto (incorporated by reference from Exhibit 10.48 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, dated May 13, 2013 (File No. 333-167193)).

10.28	*	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.40 to Amendment No. 5 to the Company's Registration Statement on Form S-1, dated May 13, 2013 (File No. 333-167193)).

10.29	*
Amended and Restated Credit Agreement dated as of November 1, 2013, by and among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Ply Gem Canada, Inc., Gienow Canada, Inc., Mitten, Inc., the other borrowers named therein, each Lender from time to time party thereto, UBS AG, Stamford Branch, as U.S. Administrative Agent, as U.S. Collateral Agent, as U.S. Swing Line Lender and a U.S. L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, Wells Fargo Bank, National Association, as a U.S. L/C Issuer, UBS AG Canada Branch, as Canadian Administrative Agent, as Canadian Collateral Agent, as Canadian Swing Line Lender, and as a Canadian L/C Issuer, Credit Suisse AG Cayman Islands Branch, as a U.S. L/C Issuer, Credit Suisse AG, Toronto Branch, as a Canadian L/C Issuer, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, and Wells Fargo Capital Finance, LLC, as Syndication Agent, Joint Lead Arranger and Joint Bookrunner (incorporated by reference from Exhibit 10.47 to the Company's Form 10-K/A dated March 14, 2014 (File No. 001-35930)).

10.30	*
Amendment to Amended and Restated Credit Agreement, dated as of April 7, 2014, by and among Ply Gem Industries, Inc., Ply Gem Canada, Inc., Gienow Canada Inc. and Mitten Inc., UBS AG, Stamford Branch, as U.S. Administrative Agent, and UBS AG Canada Branch, as Canadian Administrative Agent.

10.31	*
Amendment No. 2 and Incremental Assumption Agreement to Amended and Restated Credit Agreement, dated as of November 6, 2014, by and among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Gienow Canada Inc. and Mitten Inc., each other Loan Party signatory thereto, each Lender providing an increase to its Revolving Credit Commitment or a new Revolving Credit Commitment, as the case may be, and UBS AG, Stamford Branch, as U.S. Administrative Agent (incorporated by reference from Exhibit 10.1 to the Company’s Registration Statement on Form S-4, dated November 25, 2014 (File No. 333-200567)).

10.32	*
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

101
The following financial statements from the Annual Report on Form 10-K for the fiscal year ended December 31, 2014, were formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive (Loss) Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income (Loss); and (vi) Notes to Consolidated Financial Statements.

* Management Agreement

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
December 31, 2014

(Amounts in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible accounts written off, net of recoveries	Balance at End of Year
Year ended December 31, 2014
Allowance for doubtful accounts and sales allowances............	$4,453	$961	$—	$(1,250)	$4,164

Year ended December 31, 2013
Allowance for doubtful accounts and sales allowances............	$3,584	$1,998	$—	$(1,129)	$4,453

Year ended December 31, 2012
Allowance for doubtful accounts and sales allowances…………	$3,883	$778	$—	$(1,077)	$3,584

See accompanying report of independent registered public accounting firm.