Form 10-Q
period 2015-04-04
PLY GEM HOLDINGS INC
filed 2015-05-07
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2015
or
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

As of May 7, 2015, there were 67,930,296 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED April 4, 2015

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	56

Signatures		56

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	April 4, 2015	March 29, 2014
Net sales	$376,048	$269,465
Cost of products sold	315,767	229,652
Gross profit	60,281	39,813
Operating expenses:
Selling, general and administrative expenses	68,132	54,080
Amortization of intangible assets	6,199	5,322
Total operating expenses	74,331	59,402
Operating loss	(14,050)	(19,589)
Foreign currency loss	(934)	(228)
Interest expense	(19,093)	(18,518)
Interest income	9	24
Tax receivable agreement liability adjustment	(17,185)	(4,373)
Loss on modification or extinguishment of debt	—	(21,364)
Loss before benefit for income taxes	(51,253)	(64,048)
Benefit for income taxes	(2,394)	(12,470)
Net loss	$(48,859)	$(51,578)
Comprehensive loss	$(54,210)	$(56,595)

Basic and diluted net loss per share attributable to common shareholders	(0.72)	(0.76)

Basic and diluted weighted average shares outstanding	67,923,707	67,745,331

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	April 4, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$22,444	$33,162
Accounts receivable, less allowances of $4,604 and $4,164, respectively	193,652	187,679
Inventories:
Raw materials	73,992	76,467
Work in process	31,051	34,378
Finished goods	74,380	69,068
Total inventory	179,423	179,913
Prepaid expenses and other current assets	29,292	31,808
Deferred income taxes	6,881	7,680
Total current assets	431,692	440,242
Property and Equipment, at cost:
Land	8,188	7,967
Buildings and improvements	65,994	65,658
Machinery and equipment	371,007	368,719
Total property and equipment	445,189	442,344
Less accumulated depreciation	(286,941)	(281,377)
Total property and equipment, net	158,248	160,967
Other Assets:
Intangible assets, net	139,656	147,709
Goodwill	473,734	476,112
Other	28,605	29,545
Total other assets	641,995	653,366
	$1,231,935	$1,254,575
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$76,351	$84,164
Accrued expenses	109,597	147,325
Current portion of long-term debt	4,300	4,300
Total current liabilities	190,248	235,789
Deferred income taxes	20,416	20,806
Payable to related parties pursuant to tax receivable agreement	28,102	10,917
Other long-term liabilities	92,785	94,814
Long-term debt, less current portion	1,050,497	988,917

Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 67,925,796 and 67,877,587 issued and outstanding, respectively	679	679
Additional paid-in-capital	745,905	745,140
Accumulated deficit	(871,371)	(822,512)
Accumulated other comprehensive loss	(25,326)	(19,975)
Total stockholders' deficit	(150,113)	(96,668)
	$1,231,935	$1,254,575

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the three months ended
	April 4, 2015	March 29, 2014
Cash flows from operating activities:
Net loss	$(48,859)	$(51,578)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	14,821	11,284
Non-cash restructuring costs	46	1,259
Non-cash interest expense, net	3,419	4,172
Loss on foreign currency transactions	934	228
Non-cash litigation expense	—	5,000
Loss on modification or extinguishment of debt	—	21,364
Stock based compensation	586	398
Deferred income taxes	1,019	(4,867)
Tax receivable agreement liability adjustment	17,185	4,373
Increase in tax uncertainty, net of valuation allowance	73	117
Other	(13)	(157)
Changes in operating assets and liabilities:
Accounts receivable, net	(5,964)	(24,792)
Inventories	469	(18,811)
Prepaid expenses and other assets	4,793	(5,517)
Accounts payable	(7,801)	(6,433)
Accrued expenses	(39,757)	(27,064)
Cash payments on restructuring liabilities	(473)	(2,075)
Other	(1,469)	2,811
Net cash used in operating activities	(60,991)	(90,288)
Cash flows from investing activities:
Capital expenditures	(7,071)	(5,677)
Proceeds from sale of assets	25	617
Net cash used in investing activities	(7,046)	(5,060)
Cash flows from financing activities:
Proceeds from long-term debt	—	927,850
Net revolver borrowings	60,000	40,000
Payments on long-term debt	(1,075)	(852,000)
Payment of tender and early call premiums	—	(61,142)
Proceeds from exercises of employee stock options	182	1,026
Debt issuance costs paid	—	(14,321)
Net cash provided by financing activities	59,107	41,413
Impact of exchange rate movements on cash	(1,788)	(371)
Net decrease in cash and cash equivalents	(10,718)	(54,306)
Cash and cash equivalents at the beginning of the period	33,162	69,801
Cash and cash equivalents at the end of the period	$22,444	$15,495

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2014 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2015 through April 4, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended April 4, 2015 and March 29, 2014, the condensed consolidated statements of cash flows for the three months ended April 4, 2015 and March 29, 2014, and the condensed consolidated balance sheets as of April 4, 2015 and December 31, 2014.

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

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $4.6 million at April 4, 2015 and $4.2 million at December 31, 2014.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of April 4, 2015, the Company had inventory purchase commitments related to supply agreements for aluminum and glass of approximately $125.1 million.

Inventory reserves were approximately $8.5 million at April 4, 2015, decreasing during the three months ended April 4, 2015 by $(2.1) million compared to the December 31, 2014 reserve balance of approximately $10.6 million.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“US Windows”), (iii) the combined Simonton windows companies in the Windows and Doors segment, (iv) Gienow Canada Inc. ("Gienow Canada") (a combined Western Canadian company created by the January 2014 amalgamation of the Company's legacy Western Canadian business and the Gienow entity acquired in April 2013) in the Windows and Doors segment, and (v) Mitten (formerly known as Mitten, Inc.) in the Siding, Fencing and Stone segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three months ended April 4, 2015.

Goodwill and other intangible assets

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives and are assessed for impairment as necessary.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three months ended April 4, 2015 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $23.0 million and $23.8 million as of April 4, 2015 and December 31, 2014, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets. Amortization of debt issuance costs for the three months ended April 4, 2015 and March 29, 2014 was approximately $0.8 million and $1.0 million, respectively. Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

The Company recorded a loss from foreign currency transactions of approximately $0.9 million for the three months ended April 4, 2015 and a loss of approximately $0.2 million for the three months ended March 29, 2014. During the three months ended April 4, 2015 and March 29, 2014, accumulated other comprehensive loss included a currency translation adjustment of approximately $(7.5) million and $(4.7) million, respectively.

Derivative Financial Instruments
During the year ended December 31, 2014, the Company entered into a foreign currency forward contract agreement to hedge approximately $49.7 million of its 2015 non-functional currency inventory purchases to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar.
The Company has designated this forward contract as a cash flow hedge. As a cash flow hedge, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The forward contract agreement is highly correlated to the changes in foreign currency rates to which the Company is exposed. Unrealized gains and losses on this agreement are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of cost of goods sold. Future realized gains and losses in connection with each inventory purchase will be reclassified from accumulated other comprehensive income or loss to cost of goods sold.

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
The gains and losses on the derivative contract that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of April 4, 2015, approximately $3.4 million of the deferred net asset on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified against cost of goods sold during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.
The fair value of the foreign currency forward contract agreement is estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded asset included in the accompanying condensed consolidated balance sheets is as follows:

(Amounts in thousands)
	April 4, 2015	December 31, 2014
Foreign currency hedge (included in other current assets)	$3,396	$1,294

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$650,000	$637,650	$637,650	$—	$—
Term Loan Facility	425,700	422,507	—	422,507	—
As of April 4, 2015	$1,075,700	$1,060,157	$637,650	$422,507	$—
Liabilities:
Senior Notes-6.50%	$650,000	$617,500	$617,500	$—	$—
Term Loan Facility	426,775	404,369	—	404,369	—
As of December 31, 2014	$1,076,775	$1,021,869	$617,500	$404,369	$—

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

The Company was in a net loss position for the three months ended April 4, 2015 and March 29, 2014 and therefore the impact of stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share for those specific periods, as the inclusion of such amounts would be anti-dilutive.

The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.1 million shares of common stock for the three months ended April 4, 2015. The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.2 million shares of common stock for the three months ended March 29, 2014. Under the treasury stock method, the inclusion of these stock awards would have been anti-dilutive.

New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") No. 2014-08, Presentation of Financial Statements and Property, Plant, and Equipment, which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2014, which means the first quarter of Ply Gem's fiscal year 2015, with early adoption permitted. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The adoption of this new guidance did not affect the Company's consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards ("IFRS"). ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In April 2015, the FASB voted for a one-year deferral of the effective date of the new revenue recognition standard. If approved, the new standard will become effective for Ply Gem beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The method of adoption has not been determined yet by the Company. The Company is currently reviewing the revised guidance and assessing the potential impact on the consolidated financial statements.

In January 2015, the FASB issued ASU No. 2015-01, Income Statement-Extraordinary and Unusual Items, which eliminates from GAAP the concept of extraordinary items and the requirement that an entity separately classify, present and disclose extraordinary events and transactions. The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2015, which means the first quarter of Ply Gem's fiscal year 2016. The guidance can be applied retrospectively or prospectively. This new guidance is not expected to affect the Company's consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued ASU No. 2015-02, Consolidation, which adjusts the determination of whether an entity is a variable interest entity ("VIE") through various assessment criteria including fees paid to the decision maker within the entity or service provider, related party tests regarding indirect interests, among other others. The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2015, which means the first quarter of Ply Gem's fiscal year 2016, with early adoption permitted. The guidance can be applied with a modified retrospective approach with a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or retrospectively. This new guidance is not expected to affect the Company's consolidated financial position, results of operations or cash flows.

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2015, which means the first quarter of Ply Gem's fiscal year 2016, with early adoption permitted. The guidance applies retrospectively to all debt issuance costs. This new guidance is expected to change classification in the Company's consolidated financial position with no impact on the results of operations or cash flows.

2.   ACQUISITIONS

Simonton

On September 19, 2014, Ply Gem completed an acquisition for cash consideration of approximately $130.0 million to acquire the capital stock of Fortune Brands Windows Inc., and its direct and indirect wholly owned subsidiaries Simonton Building Products LLC, Simonton Industries, Inc., Simonton Windows, Inc., and SimEx, Inc. Fortune Brand Windows’ name has subsequently been changed to Simonton Windows & Doors, Inc. (“Simonton”). Simonton is a premier repair and remodeling window company with leading brand recognition within this market providing the Company with long-term value. Simonton manufactures top quality vinyl windows and doors and provides industry-leading customization options, delivery times, and customer service. Simonton has manufacturing plant locations in California, Illinois, and West Virginia with administrative offices in Ohio. The Simonton acquisition balances the Company's end window market mix by moving our market exposure to approximately 60% and 40% for the new construction and repair and remodeling markets, respectively, as compared to the approximate 80% and 20% legacy split for the Company’s window business. By incorporating the Company’s siding net sales, the Company’s market exposure is approximately 50% and 50% for the new construction and repair and remodeling markets, respectively. Simonton strategically fits into the Company’s existing footprint and broadens our service offering to existing and new customers within the building product industry. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Simonton based upon fair values as of the acquisition date.

The final acquisition accounting allocation remains subject to further adjustments. The specific accounts subject to ongoing acquisition accounting adjustments include various income tax assets and liabilities, accounts receivable, inventories, goodwill, intangibles, accounts payable, accrued expenses, income taxes and other liabilities. More specifically, the analysis of Simonton's warranty liability is open for further evaluation of historical claims data. Any significant changes in the cost per claim amounts to the warranty calculation, the product mix, or other inputs on which the calculation is currently based could result in additional increases or decreases to the warranty liability with a corresponding impact on goodwill and deferred income taxes. Therefore, the measurement date remains open as of April 4, 2015, and the preliminary acquisition accounting allocation detailed below is subject to further adjustment. The Company will complete these acquisition accounting adjustments by the end of the third quarter of 2015.
The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair value, as follows:

(Amounts in thousands)
Cash	$(856)
Accounts receivable	37,134
Inventories	17,793
Prepaid expenses and other current assets	2,233
Property and equipment	53,655
Intangible assets	62,170
Goodwill	59,422
Other assets	426
Accounts payable and accrued expenses	(53,810)
Deferred income taxes	(7,352)
Other liabilities	(40,815)
$130,000

The $59.4 million of goodwill is allocated to the Windows and Doors segment and none of the goodwill is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized from the acquisition. During the three months ended April 4, 2015, a $0.2 million purchase price adjustment was recorded in connection with a legal contingency impacting goodwill, accounts payable and accrued expenses, and deferred taxes.
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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2014 and no impairment indicators which would trigger an interim impairment test during the three months ended April 4, 2015. However, the Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets or the Company's market capitalization could result in goodwill impairments.

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

The reporting unit goodwill balances were as follows as of April 4, 2015 and December 31, 2014:

(Amounts in thousands)
	April 4, 2015	December 31, 2014
Siding, Fencing and Stone	$342,280	$344,048
Windows and Doors	131,454	132,064
	$473,734	$476,112

The changes in the goodwill balances from December 31, 2014 to April 4, 2015 relate to currency translation and purchase accounting adjustments. A goodwill rollforward for 2015 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of December 31, 2014
Goodwill	$459,837	$466,275
Accumulated impairment losses	(327,773)	(122,227)
	$132,064	$344,048
Currency translation adjustments	(840)	(1,768)
Simonton purchase accounting adjustments	230	—
Balance as of April 4, 2015
Goodwill	459,227	464,507
Accumulated impairment losses	(327,773)	(122,227)
	$131,454	$342,280

4.   INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of April 4, 2015 and December 31, 2014:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of April 4, 2015:
Patents	14	$12,770	$(10,429)	$2,341
Trademarks/Tradenames	11	117,660	(72,198)	45,462
Customer relationships	13	218,309	(127,681)	90,628
Other	5	4,379	(3,154)	1,225
Total intangible assets	12	$353,118	$(213,462)	$139,656

As of December 31, 2014:
Patents	14	$12,770	$(10,193)	$2,577
Trademarks/Tradenames	11	117,660	(70,797)	46,863
Customer relationships	13	220,163	(123,299)	96,864
Other	5	4,379	(2,974)	1,405
Total intangible assets	12	$354,972	$(207,263)	$147,709

Estimated amortization expense for the fiscal years 2015 through 2019 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2015 (remainder of year)	$18,818
2016	24,271
2017	20,337
2018	19,551
2019	14,110

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax is comprised of the following:

(Amounts in thousands)	For the three months ended
	April 4, 2015	March 29, 2014
Net loss	$(48,859)	$(51,578)
Foreign currency translation adjustment	(7,453)	(4,660)
Unrealized gain (loss) on derivative instruments	2,102	(357)
Comprehensive loss	$(54,210)	$(56,595)

6.   LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at April 4, 2015 and December 31, 2014 consists of the following:

(Amounts in thousands)
	April 4, 2015	December 31, 2014
Senior secured asset based revolving credit facility	$60,000	$—
Term Loan due 2021, net of unamortized early tender premium
and discount of $31,431 and $32,518, respectively	394,269	394,257
6.50% Senior notes due 2022, net of unamortized early tender premium
and discount of $49,472 and $51,040, respectively	600,528	598,960
	$1,054,797	$993,217
Less current portion of long-term debt	(4,300)	(4,300)
	$1,050,497	$988,917

2014 Debt Transactions

On January 30, 2014, Ply Gem Industries completed an offering of $500.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the “6.50% Senior Notes”) and also entered into a $430.0 million senior secured term loan facility due 2021 (the “Term Loan Facility”). The approximate $927.9 million of net proceeds from the issuance of the 6.50% Senior Notes and the borrowings under the Term Loan Facility were used by Ply Gem Industries to purchase all of its 8.25% Senior Secured Notes due 2018 (the "8.75% Senior Secured Notes") and 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") tendered in the tender offers described below, to satisfy and discharge the remaining obligations under the indentures governing the 8.25% Senior Secured Notes and 9.375% Senior Notes and to pay related fees and expenses.

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

In November 2014, the Company exercised a portion of the accordion feature under the ABL Facility for $50.0 million, or 50% of the eligible accordion, increasing the ABL Facility from $250.0 million to $300.0 million to account for the additional borrowing base acquired from Simonton.

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

Term Loan Facility due 2021

On January 30, 2014, Ply Gem Industries entered into a credit agreement governing the terms of its new $430.0 million Term Loan Facility. Ply Gem Industries borrowed $430.0 million under the Term Loan Facility on January 30, 2014, with an original discount of approximately $2.2 million, yielding proceeds of approximately $427.9 million. The Term Loan Facility will mature on January 30, 2021. The Term Loan Facility requires scheduled quarterly payments in an aggregate annual amount equal to 1.00% of the original aggregate principal amount of the Term Loan Facility with the balance due at maturity. Interest on outstanding borrowings under the Term Loan Facility are paid quarterly.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of April 4, 2015, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 1.76% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

Senior Secured Asset Based Revolving Credit Facility due 2018

On November 1, 2013, Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Ply Gem Canada, Gienow Canada Inc., and Mitten Inc. (together with Ply Gem Canada and Gienow, the “Canadian Borrowers”) entered into an amended and restated credit agreement governing the ABL Facility. Among other things, the amendment and restatement of the credit agreement governing the ABL Facility: (i) increased the overall facility to $250.0 million from $212.5 million, (ii) increased the accordion feature to $100.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.50% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) increased the amount available under the ABL Facility to Ply Gem Industries' Canadian subsidiaries to $50.0 million. In November 2014, the Company exercised a portion of the accordion feature under the ABL Facility for $50.0 million, or 50% of the eligible accordion, increasing the ABL Facility from $250.0 million to $300.0 million to account for the additional borrowing base acquired from Simonton. Under the terms of the ABL Facility, the Company has the ability to further increase the revolving commitments up another $50.0 million to $350.0 million, subject to certain terms and conditions. All outstanding loans under the ABL Facility are due and payable in full on November 1, 2018. Under the ABL Facility, $250.0 million is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers. The following summary describes the ABL Facility after giving effect to the amendment and restatement.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of April 4, 2015, the Company’s interest rate on the ABL Facility was approximately 1.74%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of April 4, 2015, Ply Gem Industries had approximately $233.4 million of contractual availability and approximately $165.0 million of borrowing base availability under the ABL Facility, reflecting $60.0 million of borrowings outstanding and approximately $6.6 million of letters of credit and priority payables reserves.

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

The Company also incurred an early tender premium of approximately $61.1 million in conjunction with this transaction, of which approximately $52.6 million was recorded as a discount on the 6.50% Senior Notes and the Term Loan Facility and approximately $8.5 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014. The Company also expensed approximately $0.3 million for the third party fees for the 8.25% Senior Secured Notes and 9.375% Senior Notes as a result of the January 2014 Refinancing for the three months ended March 29, 2014. The Company also incurred approximately $14.7 million of costs associated with the 6.50% Senior Notes and Term Loan Facility, of which approximately $9.2 million was recorded as debt issuance costs and approximately $5.5 million was expensed as a loss on modification of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014. Additionally, the Company incurred an original issue discount of approximately $2.2 million for the Term Loan Facility, of which approximately $1.9 million was recorded as a discount and approximately $0.3 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014.

Based on the January 2014 Refinancing, the Company recognized a loss on debt modification or extinguishment of approximately $21.4 million for the three months ended March 29, 2014, as summarized in the table below.

(Amounts in thousands)	For the three months ended
	April 4, 2015	March 29, 2014
Loss on extinguishment of debt:
Tender premium	$—	$(8,493)
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	—	(4,773)
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	—	(2,067)
Term Loan Facility unamortized discount	—	(255)
	—	(15,588)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	—	(302)
Third party fees for 6.50% Senior Notes and Term Loan Facility	—	(5,474)
	—	(5,776)
Total loss on modification or extinguishment of debt	$—	$(21,364)

7.   PENSION PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended
	April 4, 2015	March 29, 2014
Service cost	$—	$—
Interest cost	502	476
Expected return on plan assets	(577)	(567)
Amortization of loss	296	116
Net periodic benefit expense	$221	$25

8.   COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets of approximately $2.6 million and $2.9 million at April 4, 2015 and December 31, 2014, respectively.  As of April 4, 2015 and December 31, 2014, the Company has recorded liabilities related to these indemnifications of approximately $0.5 million and $0.5 million, respectively, in current liabilities and $2.1 million and $2.4 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	April 4, 2015	December 31, 2014
Product claim liabilities	$138	$138
Multi-employer pension plan withdrawal liability	1,813	2,094
Other	673	644
	$2,624	$2,876

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of April 4, 2015 and December 31, 2014, warranty liabilities of approximately $18.8 million and $18.3 million respectively, have been recorded in current liabilities and approximately $65.5 million and $66.1 million, respectively, have been recorded in long term liabilities. The increase in the warranty liabilities from March 29, 2014 relates to the Simonton acquisition which was completed in September 2014.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended
(Amounts in thousands)	April 4, 2015	March 29, 2014
Balance, beginning of period	$84,423	$42,466
Warranty expense during period	5,027	1,970
Settlements made during period	(5,169)	(3,516)
Balance, end of period	$84,281	$40,920

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

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at April 4, 2015 and December 31, 2014.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of April 4, 2015, no recovery has been recognized on the Company’s condensed consolidated balance sheet, but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (“VOC”) (predominantly trichloroethene (“TCE”)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (“NPL”) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"), and Kroy is in the process of responding to this request for information. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify the Company with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.

The Company is currently involved in environmental proceedings involving Gienow Canada Inc. (f/k/a Ply Gem Canada, Inc.) and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), and the Company may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania), Mastic Home Exteriors, Inc. (“MHE”) (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina), and Simonton (relating to closed lagoons and certain contamination in Paris, Illinois as well as certain contamination associated with certain 7-Eleven convenience food stores). Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. are to indemnify the Company for certain environmental liabilities in excess of $2.5 million including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina. Under the stock purchase agreement governing the Simonton acquisition, Fortune Brands Windows & Doors, Inc., is to indemnify the Company for any environmental claims associated with the 7-Eleven convenience food stores.  Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While the Company had assumed an obligation to indemnify the purchaser of our former subsidiary when the Company sold Hoover Treated Wood Products, Inc., the Company's obligation has been novated and assumed by Nortek. The Company's ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.
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

In John Gulbankian v. MW Manufacturers, Inc. (“Gulbankian”), a purported class action filed in March 2010 in the United States District Court for the District of Massachusetts (the “Court”), plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's V-Wood windows. In Eric Hartshorn and Bethany Perry v. MW Manufacturers, Inc. (“Hartshorn”), a purported class action filed in July 2012 in the Court, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of MW's Freedom and Freedom 800 windows. On April 22, 2014, plaintiffs in both the Gulbankian and Hartshorn cases filed a Consolidated Amended Class Action Complaint, making similar claims against all MW vinyl clad windows, including MW’s V-Wood, Freedom, Freedom 600 and Freedom 800 windows. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation.

During 2014, MW engaged in mediation sessions with plaintiffs’ counsel for both the Gulbankian and Hartshorn cases. MW signed a settlement agreement with plaintiffs as of April 18, 2014 to settle both the Gulbankian and Hartshorn cases on a nationwide basis (the “Vinyl Clad Settlement Agreement”). The Vinyl Clad Settlement Agreement provides that this settlement applies to any and all MW vinyl clad windows manufactured from January 1, 1987 through May 23, 2014, and provides for a cash payment for eligible consumers submitting qualified claims showing, among other requirements, certain damage to their MW vinyl clad windows. The Court granted preliminary approval of this settlement on May 23, 2014, and issued a Final Approval Order, Final Judgment, and Order of Dismissal with Prejudice (the "Final Approval Order") on December 29, 2014, granting final approval of the settlement as well as MW’s payment of attorneys' fees and costs to plaintiffs' counsel in the amount of $2.5 million. On January 13, 2015, notice of appeal of the Final Approval Order was given by certain objectors to the settlement, Karl Memari, Joelene Connor-Hethcox and Vincent Cecil Garrett, Jr. (the “Objectors”). On May 6, 2015, MW entered into a settlement agreement with the Objectors to fully and finally resolve their claims, including the dismissal of Karl Memari v. Ply Gem Prime Holdings, Inc. et al., another pending lawsuit seeking class certification discussed below, making the Vinyl Clad Settlement Agreement final and binding on the parties. The Company and MW deny all liability in the settlements and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and agreed to settle the litigation to avoid these.

As a result of the Vinyl Clad Settlement Agreement, the Company recognized a $5.0 million expense during the three months ended March 29, 2014 within selling, general, and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income (loss) in the Company's Windows and Doors segment. It is possible that the Company may incur costs in excess of the recorded amounts; however, the Company currently expects that the total net cost to resolve the lawsuits will not exceed $5.0 million. Approximately $4.5 million of this liability is currently outstanding, with $2.5 million as a current liability within accrued expenses and $2.0 million as a noncurrent liability within other long-term liabilities in the Company’s condensed consolidated balance sheet as of April 4, 2015.

In Karl Memari v. Ply Gem Prime Holdings, Inc. et al., a purported class action filed in March 2013 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the illegality and/or defects of MW's vinyl clad windows. The plaintiff seeks a variety of relief, including (i) actual and compensatory damages, (ii) punitive damages, and (iii) attorneys' fees and costs of litigation. Plaintiff has agreed to dismiss this matter in connection with the final settlement of the Gulbankian and Hartshorn cases as described above.

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

In The Muhler Company, Inc. v. Ply Gem Prime Holdings, Inc. et al., a lawsuit filed in April 2011 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff alleges unfair competition and trade practices. The plaintiff seeks a variety of relief, including (i) consequential damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. In April 2013, the Court granted the Company's motion for summary judgment with respect to the federal Lanham Act claims. In May 2013, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit with respect to the summary judgment granted on the federal Lanham Act claims, and the Fourth Circuit denied interlocutory appeal. Currently, only state unfair competition and trade practices claims remain, and in April 2015, the district court heard arguments on the Company's motion for summary judgment with respect to such claims, which it has not yet ruled on. The damages sought in this action have not yet been quantified.

In re Ply Gem Holdings, Inc. Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s IPO. It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. On February 13, 2015, the defendants filed their motion to dismiss the complaint and on April 14, 2015 the lead plaintiff filed its opposition to that motion to dismiss. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. The Company believes the purported federal securities class action is without merit and will vigorously defend against the lawsuit.

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

9.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at April 4, 2015 and December 31, 2014:

(Amounts in thousands)	April 4, 2015	December 31, 2014
Insurance	$8,758	$9,144
Employee compensation and benefits	6,965	15,576
Sales and marketing	30,261	36,279
Product warranty	18,776	18,325
Accrued freight	1,776	1,278
Accrued interest	7,534	16,470
Accrued environmental liability	441	451
Accrued pension	1,753	1,753
Accrued sales returns and discounts	3,571	3,054
Accrued taxes	5,274	3,898
Litigation accrual	2,508	2,573
Other	21,980	38,524
	$109,597	$147,325

Other long-term liabilities consist of the following at April 4, 2015 and December 31, 2014:

(Amounts in thousands)	April 4, 2015	December 31, 2014
Insurance	$1,597	$1,705
Pension liabilities	13,272	13,327
Multi-employer pension withdrawal liability	1,813	2,094
Product warranty	65,505	66,098
Long-term product claim liability	138	138
Long-term environmental liability	1,227	1,227
Liabilities for tax uncertainties	3,138	3,065
Litigation accrual	2,000	2,000
Other	4,095	5,160
	$92,785	$94,814

Long-term incentive plan

The Company has a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize key employees. During the three months ended April 4, 2015 and March 29, 2014, the Company recognized a LTIP expense of $0.7 million and $0.6 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).

The LTIP liability is $2.7 million and $4.5 million as of April 4, 2015 and December 31, 2014, respectively, of which $2.1 million and $2.5 million has been recorded within accrued expenses and $0.6 million and $2.0 million in other long-term liabilities in the condensed consolidated balance sheets as of April 4, 2015 and December 31, 2014, respectively.

Other liabilities

During the three months ended April 4, 2015 and March 29, 2014, the Company made approximately $0.5 million and $2.1 million, in cash payments on restructuring liabilities, respectively. These payments were for a restructuring and integration program implemented in Western Canada and general back office centralization efforts incurred as well as product simplification costs incurred for the entire Windows and Doors segment.

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
For the three months ended April 4, 2015, the Company's estimated effective income tax rate was approximately 5.1%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, tax contingencies, and foreign income taxes. The effective tax rate including discrete items was 4.7%. The tax benefit for the three months ended April 4, 2015 is approximately $2.4 million.
Valuation allowance
As of April 4, 2015, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. All of the Company's subsidiaries, excluding Mitten, are in a full valuation allowance position as of April 4, 2015.

Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company currently has book goodwill of approximately $20.3 million that is not amortized, which results in a deferred tax liability of approximately $6.7 million at April 4, 2015. Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets. The Company continues to evaluate its ability to realize the net deferred tax assets and its estimates are subject to change.
Tax uncertainties
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. Certain income tax returns are currently under examination by various taxing authorities. During the three months ended April 4, 2015, the Company increased its tax contingency reserve by approximately $0.1 million as a result of interest accrued on existing uncertain tax positions.
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

As of April 4, 2015, the Company had a long-term liability of approximately $28.1 million for the amount due pursuant to the Tax Receivable Agreement related to NOL carryovers. The Company recognized a $17.2 million and $4.4 million expense for the increase in this liability during the three months ended April 4, 2015 and March 29, 2014, respectively. The increase is primarily due to the estimated timing of taxable income and reversals of deferred tax assets and liabilities.
Other
As of April 4, 2015, the Company has not established U.S. deferred taxes on unremitted earnings of the Company’s foreign subsidiaries. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.
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

11.   STOCK-BASED COMPENSATION

A rollforward of stock options outstanding during the three months ended April 4, 2015 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2015	2,749,064	$13.38	5.50
Granted	60,000	13.46	—
Exercised	(48,209)	3.78	—
Forfeited or expired	—	—	—
Balance at April 4, 2015	2,760,855	$13.55	5.29

As of April 4, 2015, 2,164,055 options were 100% vested.  At April 4, 2015, the Company had approximately $1.9 million of total unrecognized compensation expense that will be recognized over the weighted average period of 1.82 years.  The Company recorded compensation expense of $0.5 million and $0.4 million for the three months ended April 4, 2015 and March 29, 2014, respectively.

Restricted stock

During March 2014, the Company issued 3,523 restricted shares of common stock to each of three independent members of the Board of Directors.  These shares vested over the approximate ten-month period to December 31, 2014 and the Company expensed these items ratably over the ten-month period up to the vesting date. One issuance of these shares, or 3,523 shares, became immediately fully vested during May 2014. Additionally, during May 2014, the Company issued 5,240 restricted shares of common stock to each of the two new independent members of the Board of Directors.  These shares will vest over the approximate eight-month period to December 31, 2014 and the Company expensed these items ratably over the eight-month period up to the vesting date. During the three months ended March 29, 2014, the Company expensed approximately $11,000 related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

During December 2014, the Company issued an aggregate of 23,944 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares will vest over the 2015 calendar period and the Company will expense these items as compensation expense, ratably during 2015. During the three months ended April 4, 2015, the Company expensed approximately $84,000 related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

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

Following is a summary of the Company’s segment information:

	For the three months ended
(Amounts in thousands)	April 4, 2015	March 29, 2014
Net sales
Siding, Fencing and Stone	$156,442	$137,055
Windows and Doors	219,606	132,410
	$376,048	$269,465
Operating earnings (loss)
Siding, Fencing and Stone	$10,322	$6,868
Windows and Doors	(16,408)	(20,497)
Unallocated	(7,964)	(5,960)
	$(14,050)	$(19,589)

	Total assets as of
	April 4, 2015	December 31, 2014
Total assets
Siding, Fencing and Stone	$667,998	$673,543
Windows and Doors	509,117	528,938
Unallocated	54,820	52,094
	$1,231,935	$1,254,575

13.  RELATED PARTY TRANSACTIONS

During March 2015, the Company entered into new retention agreements with the Company's Chief Executive Officer and Chief Financial Officer for $3.0 million and $1.3 million, respectively. These retention agreements incentivize these individuals for three years and will require the Company to make cumulative payments of $4.3 million on December 31, 2017, if both individuals remain employed in their current positions on that date.

14.   RESTRUCTURING

During 2013, the Company announced that it will realign production across two manufacturing facilities in Calgary, Alberta, Canada, in an effort to improve the Company’s overall operating efficiency. The two manufacturing facilities resulted from the Company’s acquisition of Gienow, completed in April 2013, combined with the pre-existing manufacturing facility of Ply Gem Canada. These realignment plans include shifting the majority of the vinyl window and door production into Gienow’s manufacturing facility in Calgary, Alberta, Canada, while maintaining wood window and door production in Ply Gem Canada’s manufacturing facility also located in Calgary, Alberta, Canada. In connection with this realignment, distribution was realigned across Gienow and Ply Gem Canada distribution centers in Western Canada.

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

The following table summarizes the Company's restructuring activity for the three months ended April 4, 2015:

(Amounts in thousands)	Accrued as of	Adjustments	Expensed	Cash payments	Accrued as of
	December 31, 2014	during 2015	during 2015	during 2015	April 4, 2015
Western Canada
Severance costs	$283	$(17)	$46	$(269)	$43
Contract terminations	129	(10)	—	—	119
	$412	$(27)	$46	$(269)	$162

The adjustments incurred in the three months ended April 4, 2015 are related to the foreign currency translation impact of the related balances during the period.

The Company recorded restructuring costs in selling, general and administrative expenses in the condensed consolidated statements of operations in the periods and in the segments shown in the following table:

	For the three months ended
(Amounts in thousands)	April 4, 2015	March 29, 2014
Siding, Fencing and Stone	$—	$—
Windows and Doors	46	1,259
	$46	$1,259

15.   GUARANTOR/NON-GUARANTOR

The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of April 4, 2015 and December 31, 2014, and for the three months ended April 4, 2015 and March 29, 2014.  The non-guarantor information presented represents our Canadian subsidiaries: Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended April 4, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$327,391	$48,657	$—	$376,048
Cost of products sold	—	—	276,444	39,323	—	315,767
Gross profit	—	—	50,947	9,334	—	60,281
Operating expenses:
Selling, general and
administrative expenses	—	7,964	45,905	14,263	—	68,132
Intercompany administrative
charges	—	—	8,755	1,150	(9,905)	—
Amortization of intangible assets	—	—	5,061	1,138	—	6,199
Total operating expenses	—	7,964	59,721	16,551	(9,905)	74,331
Operating loss	—	(7,964)	(8,774)	(7,217)	9,905	(14,050)
Foreign currency loss	—	—	—	(934)	—	(934)
Intercompany interest	—	15,778	(13,929)	(1,849)	—	—
Interest expense	—	(19,080)	(4)	(9)	—	(19,093)
Interest income	—	1	2	6	—	9
Tax receivable agreement liability adjustment	—	(17,185)	—	—	—	(17,185)
Intercompany administrative income	—	9,905	—	—	(9,905)	—
Loss before equity in
subsidiaries' loss	—	(18,545)	(22,705)	(10,003)	—	(51,253)
Equity in subsidiaries' loss	(48,859)	(30,314)	—	—	79,173	—
Income before benefit
for income taxes	(48,859)	(48,859)	(22,705)	(10,003)	79,173	(51,253)
Benefit for income taxes	—	—	(1,580)	(814)	—	(2,394)
Net loss	$(48,859)	$(48,859)	$(21,125)	$(9,189)	$79,173	$(48,859)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(7,453)	—	(7,453)
Unrealized gain on derivative instrument	—	—	—	2,102	—	2,102
Total comprehensive loss	$(48,859)	$(48,859)	$(21,125)	$(14,540)	$79,173	$(54,210)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended March 29, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$222,068	$47,397	$—	$269,465
Cost of products sold	—	—	191,320	38,332	—	229,652
Gross profit	—	—	30,748	9,065	—	39,813
Operating expenses:
Selling, general and
administrative expenses	—	5,960	32,763	15,357	—	54,080
Intercompany administrative
charges	—	—	4,189	1,831	(6,020)	—
Amortization of intangible assets	—	—	4,041	1,281	—	5,322
Total operating expenses	—	5,960	40,993	18,469	(6,020)	59,402
Operating loss	—	(5,960)	(10,245)	(9,404)	6,020	(19,589)
Foreign currency loss	—	—	—	(228)	—	(228)
Intercompany interest	—	18,676	(17,571)	(1,105)	—	—
Interest expense	—	(18,506)	(11)	(1)	—	(18,518)
Interest income	—	1	8	15	—	24
Tax receivable agreement liability adjustment	—	(4,373)	—	—	—	(4,373)
Loss on modification or
extinguishment of debt	—	(21,364)	—	—	—	(21,364)
Intercompany administrative income	—	6,020	—	—	(6,020)	—
Loss before equity in
subsidiaries' loss	—	(25,506)	(27,819)	(10,723)	—	(64,048)
Equity in subsidiaries' loss	(51,578)	(26,072)	—	—	77,650	—
Loss before benefit
for income taxes	(51,578)	(51,578)	(27,819)	(10,723)	77,650	(64,048)
Benefit for income taxes	—	—	(8,629)	(3,841)	—	(12,470)
Net loss	$(51,578)	$(51,578)	$(19,190)	$(6,882)	$77,650	$(51,578)

Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(4,660)	—	(4,660)
Unrealized loss on derivative instrument	—	—	—	(357)	—	(357)
Total comprehensive loss	$(51,578)	$(51,578)	$(19,190)	$(11,899)	$77,650	$(56,595)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of April 4, 2015
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$27,796	$(11,423)	$6,071	$—	$22,444
Accounts receivable, net	—	—	163,104	30,548	—	193,652
Inventories:
Raw materials	—	—	65,130	8,862	—	73,992
Work in process	—	—	28,842	2,209	—	31,051
Finished goods	—	—	58,640	15,740	—	74,380
Total inventory	—	—	152,612	26,811	—	179,423
Prepaid expenses and other
current assets	—	541	20,579	8,172	—	29,292
Deferred income taxes	—	—	6,881	—	—	6,881
Total current assets	—	28,337	331,753	71,602	—	431,692
Investments in subsidiaries	(150,113)	(57,718)	—	—	207,831	—
Property and Equipment, at cost:
Land	—	—	7,374	814	—	8,188
Buildings and improvements	—	—	60,958	5,036	—	65,994
Machinery and equipment	—	2,273	352,140	16,594	—	371,007
	—	2,273	420,472	22,444	—	445,189
Less accumulated depreciation	—	(1,557)	(277,263)	(8,121)	—	(286,941)
Total property and equipment, net	—	716	143,209	14,323	—	158,248
Other Assets:
Intangible assets, net	—	—	118,311	21,345	—	139,656
Goodwill	—	—	442,464	31,270	—	473,734
Intercompany note receivable	—	953,510	—	—	(953,510)	—
Other	—	25,767	2,838	—	—	28,605
Total other assets	—	979,277	563,613	52,615	(953,510)	641,995
	$(150,113)	$950,612	$1,038,575	$138,540	$(745,679)	$1,231,935

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$182	$61,018	$15,151	$—	$76,351
Accrued expenses	—	8,927	87,657	13,013	—	109,597
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	13,409	148,675	28,164	—	190,248
Deferred income taxes	—	—	14,795	5,621	—	20,416
Intercompany note payable	—	—	851,156	102,354	(953,510)	—
Payable to related parties pursuant to
tax receivable agreement	—	28,102	—	—	—	28,102
Other long-term liabilities	—	8,717	80,091	3,977	—	92,785
Long-term debt, less current portion	—	1,050,497	—	—	—	1,050,497
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	679	679	—	—	(679)	679
Additional paid-in-capital	745,905	745,905	632,702	28,095	(1,406,702)	745,905
(Accumulated deficit) retained earnings	(871,371)	(871,371)	(674,306)	(18,890)	1,564,567	(871,371)
Accumulated other
comprehensive loss	(25,326)	(25,326)	(14,538)	(10,781)	50,645	(25,326)
Total stockholders' (deficit) equity	(150,113)	(150,113)	(56,142)	(1,576)	207,831	(150,113)
	$(150,113)	$950,612	$1,038,575	$138,540	$(745,679)	$1,231,935

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$23,555	$(5,845)	$15,452	$—	$33,162
Accounts receivable, net	—	—	153,791	33,888	—	187,679
Inventories:
Raw materials	—	—	65,772	10,695	—	76,467
Work in process	—	—	32,653	1,725	—	34,378
Finished goods	—	—	54,415	14,653	—	69,068
Total inventory	—	—	152,840	27,073	—	179,913
Prepaid expenses and other
current assets	—	1,044	25,840	4,924	—	31,808
Deferred income taxes	—	—	7,680	—	—	7,680
Total current assets	—	24,599	334,306	81,337	—	440,242
Investments in subsidiaries	(96,668)	(64,046)	—	—	160,714	—
Property and Equipment, at cost:
Land	—	—	7,085	882	—	7,967
Buildings and improvements	—	—	60,211	5,447	—	65,658
Machinery and equipment	—	2,794	348,951	16,974	—	368,719
	—	2,794	416,247	23,303	—	442,344
Less accumulated depreciation	—	(2,083)	(271,156)	(8,138)	—	(281,377)
Total property and equipment, net	—	711	145,091	15,165	—	160,967
Other Assets:
Intangible assets, net	—	—	123,333	24,376	—	147,709
Goodwill	—	—	442,233	33,879	—	476,112
Intercompany note receivable	—	953,510	—	—	(953,510)	—
Other	—	26,784	2,761	—	—	29,545
Total other assets	—	980,294	568,327	58,255	(953,510)	653,366
	$(96,668)	$941,558	$1,047,724	$154,757	$(792,796)	$1,254,575

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$239	$66,452	$17,473	$—	$84,164
Accrued expenses	—	19,907	110,290	17,128	—	147,325
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	24,446	176,742	34,601	—	235,789
Deferred income taxes	—	—	14,719	6,087	—	20,806
Intercompany note payable	—	—	844,258	109,252	(953,510)	—
Payable to related parties pursuant to
tax receivable agreement	—	10,917	—	—	—	10,917
Other long-term liabilities	—	13,946	76,923	3,945	—	94,814
Long-term debt	—	988,917	—	—	—	988,917
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	679	679	—	—	(679)	679
Additional paid-in-capital	745,140	745,140	602,801	16,010	(1,363,951)	745,140
(Accumulated deficit) retained earnings	(822,512)	(822,512)	(653,181)	(9,701)	1,485,394	(822,512)
Accumulated other
comprehensive income (loss)	(19,975)	(19,975)	(14,538)	(5,437)	39,950	(19,975)
Total stockholders' (deficit) equity	(96,668)	(96,668)	(64,918)	872	160,714	(96,668)
	$(96,668)	$941,558	$1,047,724	$154,757	$(792,796)	$1,254,575

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 4, 2015
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(48,859)	$(48,859)	$(21,125)	$(9,189)	$79,173	$(48,859)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization expense	—	150	12,840	1,831	—	14,821
Non-cash restructuring costs	—	—	—	46	—	46
Non-cash interest expense, net	—	3,419	—	—	—	3,419
Loss on foreign currency transactions	—	—	—	934	—	934
Stock based compensation	—	586	—	—	—	586
Deferred income taxes	—	—	1,019	—	—	1,019
Tax receivable agreement liability adjustment	—	17,185	—	—	—	17,185
Increase in tax uncertainty,
net of valuation allowance	—	—	73	—	—	73
Equity in subsidiaries' net loss	48,859	30,314	—	—	(79,173)	—
Other	—	—	(13)	—	—	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(6,729)	765	—	(5,964)
Inventories	—	—	2,304	(1,835)	—	469
Prepaid expenses and other assets	—	755	4,161	(123)	—	4,793
Accounts payable	—	(57)	(8,736)	992	—	(7,801)
Accrued expenses	—	(16,211)	(26,275)	2,729	—	(39,757)
Cash payments on restructuring liabilities	—	—	(44)	(429)	—	(473)
Other	—	—	(1,469)	—	—	(1,469)
Net cash used in
operating activities	—	(12,718)	(43,994)	(4,279)	—	(60,991)
Cash flows from investing activities:
Capital expenditures	—	(67)	(6,026)	(978)	—	(7,071)
Proceeds from sale of assets	—	—	25	—	—	25
Net cash used in
investing activities	—	(67)	(6,001)	(978)	—	(7,046)
Cash flows from financing activities:
Net revolver borrowings	—	60,000	—	—	—	60,000
Payments on long-term debt	—	(1,075)	—	—	—	(1,075)
Proceeds from exercises of employee stock options	—	182	—	—	—	182
Proceeds from intercompany
investment	—	(42,081)	44,417	(2,336)	—	—
Net cash provided by (used in)
financing activities	—	17,026	44,417	(2,336)	—	59,107
Impact of exchange rate movements on cash	—	—	—	(1,788)	—	(1,788)
Net increase (decrease) in cash
and cash equivalents	—	4,241	(5,578)	(9,381)	—	(10,718)
Cash and cash equivalents at the
beginning of the period	—	23,555	(5,845)	15,452	—	33,162
Cash and cash equivalents at the end
of the period	$—	$27,796	$(11,423)	$6,071	$—	$22,444

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 29, 2014
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(51,578)	$(51,578)	$(19,190)	$(6,882)	$77,650	$(51,578)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization expense	—	137	8,851	2,296	—	11,284
Non-cash restructuring expense	—	—	—	1,259	—	1,259
Non-cash interest expense, net	—	4,172	—	—	—	4,172
Loss on foreign currency transactions	—	—	—	228	—	228
Non-cash litigation expense	—	—	5,000	—	—	5,000
Loss on modification or extinguishment of debt	—	21,364	—	—	—	21,364
Stock based compensation	—	398	—	—	—	398
Deferred income taxes	—	—	(4,488)	(379)	—	(4,867)
Tax receivable agreement liability adjustment	—	4,373	—	—	—	4,373
Increase (reduction) in tax uncertainty,
net of valuation allowance	—	—	117	—	—	117
Equity in subsidiaries' net loss	51,578	26,072	—	—	(77,650)	—
Other	—	—	(19)	(138)	—	(157)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(21,210)	(3,582)	—	(24,792)
Inventories	—	—	(12,899)	(5,912)	—	(18,811)
Prepaid expenses and other
assets	—	(87)	(756)	(4,674)	—	(5,517)
Accounts payable	—	(17)	(8,774)	2,358	—	(6,433)
Accrued expenses	—	(14,061)	(11,720)	(1,283)	—	(27,064)
Cash payments on restructuring liabilities	—	—	(167)	(1,908)	—	(2,075)
Other	—	(3)	30	2,784	—	2,811
Net cash used in
operating activities	—	(9,230)	(65,225)	(15,833)	—	(90,288)
Cash flows from investing activities:
Capital expenditures	—	(512)	(4,525)	(640)	—	(5,677)
Proceeds from sale of assets	—	—	24	593	—	617
Net cash used in
investing activities	—	(512)	(4,501)	(47)	—	(5,060)
Cash flows from financing activities:
Proceeds from long-term debt	—	927,850	—	—	—	927,850
Net revolver borrowings	—	40,000	—	—	—	40,000
Payments on long-term debt	—	(852,000)	—	—	—	(852,000)
Payment of tender and early call premiums	—	(61,142)	—	—	—	(61,142)
Proceeds from intercompany
investment	—	(71,752)	67,351	4,401	—	—
Proceeds from exercises of employee stock options	—	1,026	—	—	—	1,026
Debt issuance costs paid	—	(14,321)	—	—	—	(14,321)
Net cash provided by (used in)
financing activities	—	(30,339)	67,351	4,401	—	41,413
Impact of exchange rate movement
on cash	—	—	—	(371)	—	(371)
Net increase (decrease) in cash
and cash equivalents	—	(40,081)	(2,375)	(11,850)	—	(54,306)
Cash and cash equivalents at the
beginning of the period	—	57,800	(4,970)	16,971	—	69,801
Cash and cash equivalents at the end
of the period	$—	$17,719	$(7,345)	$5,121	$—	$15,495

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited condensed consolidated financial statements and accompanying notes presented in this Quarterly Report on Form 10-Q should be read in conjunction with information set forth in Ply Gem Holdings’ Annual Report on Form 10-K for the year ended December 31, 2014.  Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements”.  See “Special Note Regarding Forward-Looking Statements.”  As used in this Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our” refer to Ply Gem Holdings and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 42% and 58% of our net sales, respectively, for the three months ended April 4, 2015.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  We periodically evaluate these estimates and judgments based on available information and experience.  Actual results could differ from our estimates under different assumptions and conditions.  If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.  For more information regarding our critical accounting policies and estimates please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies contained in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 1 to our condensed consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

 Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations and comprehensive income (loss) included in this report.

	For the three months ended
(Amounts in thousands)	April 4, 2015	March 29, 2014
	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$156,442	$137,055
Windows and Doors	219,606	132,410
Operating earnings (loss)
Siding, Fencing and Stone	10,322	6,868
Windows and Doors	(16,408)	(20,497)
Unallocated	(7,964)	(5,960)
Foreign currency gain (loss)
Siding, Fencing and Stone	(253)	(143)
Windows and Doors	(681)	(85)
Interest income (expense), net
Siding, Fencing and Stone	(11)	(4)
Windows and Doors	6	15
Unallocated	(19,079)	(18,505)
Income tax benefit
Unallocated	2,394	12,470
Tax Receivable Agreement liability adjustment
Unallocated	(17,185)	(4,373)
Loss on modification or
extinguishment of debt
Unallocated	—	(21,364)

Net loss	$(48,859)	$(51,578)

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	April 4, 2015		March 29, 2014
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$156,442	100.0%	$137,055	100.0%
Gross profit	34,771	22.2%	30,068	21.9%
SG&A expense	21,373	13.7%	19,850	14.5%
Amortization of intangible assets	3,076	2.0%	3,350	2.4%
Operating earnings	10,322	6.6%	6,868	5.0%
Currency transaction loss	(253)	(0.2)%	(143)	(0.1)%

Net Sales

Net sales for the three months ended April 4, 2015 increased $19.4 million or 14.1% as compared to the three months ended March 29, 2014. The net sales increase was related to improved weather conditions in the United States which drove higher sales, particularly for our vinyl and metal accessory products. The three months ended March 29, 2014 were characterized by severe winter weather associated with the polar vortex phenomenon which brought higher levels of snow accumulation and extreme cold temperatures particularly in the Northeast, upper Midwest, and Eastern seaboard where the majority of our vinyl siding is sold. For the three months ended April 4, 2015, we experienced improved weather conditions particularly in January and February partially offset by lower demand in March, as evidenced by the Vinyl Siding Institute reporting that U.S. vinyl siding industry units shipments increased 2.4% during the three months ended April 4, 2015. Including Mitten, our U.S. market position in vinyl siding for the three months ended April 4, 2015 and March 29, 2014 was 38.9% and 39.1%, respectively, while our combined share of the Canadian vinyl siding market was 22.9% and 23.0%, respectively. Furthermore, our net sales for the three months ended April 4, 2015 were positively impacted by the timing of the Company’s fiscal calendar which provided four additional shipping days for the first quarter of 2015 relative to the first quarter of 2014. For the three months ended April 4, 2015, the percentage of sales in vinyl siding and metal accessories represented approximately 61.4% and 26.1%, respectively, of our net sales with our net sales of other products comprising approximately 12.5%. These net sales percentages were consistent with the three months ended March 29, 2014 for which the percentage of net sales in vinyl siding and metal accessories represented approximately 62.2% and 25.2%, respectively, of our net sales with our net sales of other products comprising approximately 12.5%.

In addition to the improved weather conditions, we also experienced approximately $3.0 million in higher PVC trim sales during the three months ended April 4, 2015 relative to the three months ended March 29, 2014, as the product introduction was still in the early stages during 2014. We also experienced higher selling prices during the three months ended April 4, 2015, which resulted in increased net sales of approximately $5.9 million to offset higher material costs.

Gross Profit

Gross profit for the three months ended April 4, 2015 increased $4.7 million or 15.6% as compared to the three months ended March 29, 2014. The gross profit increase was predominantly a result of the 14.1% net sales increase attributed to improved weather conditions. The increased volume experienced during the three months ended April 4, 2015 enabled us to increase our operating leverage and cover fixed manufacturing costs relative to the lower volume experienced during the three months ended March 29, 2014. This operating leverage combined with an increased average selling price of approximately 2.7% and lower freight expenses of approximately $0.6 million enabled us to expand our gross profit during the three months ended April 4, 2015. This increase was partially offset by higher raw material costs, specifically aluminum. The Midwest Ingot price of aluminum increased approximately 7.9% for the three months ended April 4, 2015 relative to the three months ended March 29, 2014. As a result of the raw material cost increases, we announced selling price increases that went into effect late in the first quarter.

As a percentage of sales, gross profit increased from 21.9% for the three months ended March 29, 2014 to 22.2% for the three months ended April 4, 2015. The 30 basis point increase for the three months ended April 4, 2015 resulted from improved operating leverage from the 14.1% net sales increase as well as improved selling price and freight expenses, partially offset by the impact of higher material costs.

Selling, general and administrative expenses

SG&A expense for the three months ended April 4, 2015 increased $1.5 million or 7.7% as compared to the three months ended March 29, 2014. The increase related predominantly to higher sales and marketing expenses due to the $19.4 million net sales increase. As a percentage of sales, SG&A expense decreased from 14.5% for the three months ended March 29, 2014 to 13.7% for the three months ended April 4, 2015. The decrease in SG&A expense as a percentage of net sales can be attributed to improved leverage on the fixed component of SG&A expense.

Amortization of intangible assets

Amortization expense for the three months ended April 4, 2015 decreased by $0.3 million or 8.2% as a result of the negative 11.2% movement in the Canadian dollar relative to the U.S. dollar experienced during the three months ended April 4, 2015 for Mitten, which was acquired in May 2013. As a percentage of net sales, amortization expense was 2.0% for the three months ended April 5, 2015 as compared to 2.4% for the three months ended March 29, 2014, resulting from the negative exchange rate movement during the three months ended April 5, 2015.

Currency transaction loss

The currency transaction loss for the three months ended April 4, 2015 was a nominal $0.3 million resulting from the impact of Mitten’s Canadian dollar devaluation exposure. The currency transaction loss for the three months ended March 29, 2014 was a nominal $0.1 million resulting from the devaluation in the Canadian dollar during the period.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	April 4, 2015		March 29, 2014
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$219,606	100.0%	$132,410	100.0%
Gross profit	25,510	11.6%	9,745	7.4%
SG&A expense	38,795	17.7%	28,270	21.4%
Amortization of intangible assets	3,123	1.4%	1,972	1.5%
Operating loss	(16,408)	(7.5)%	(20,497)	(15.5)%
Currency transaction loss	(681)	(0.3)%	(85)	(0.1)%

Net Sales

Net sales for the three months ended April 4, 2015 increased $87.2 million or 65.9% as compared to the three months ended March 29, 2014. The net sales increase for the three months ended April 4, 2015 was predominantly related to our acquisition of Simonton, which was completed on September 19, 2014 and accounted for increased net sales of $63.4 million during the three months ended April 4, 2015. Excluding Simonton, our Windows and Doors’ net sales increased $23.8 million or 17.9% for the three months ended April 4, 2015. The 17.9% net sales increase was primarily due to improved weather conditions that existed in the three months ended April 4, 2015 as compared to the three months ended March 29, 2014, as described above. This winter weather in the three months ended March 29, 2014 had a negative impact on the new construction market to which our Windows and Doors market is highly aligned. The improved weather impact in 2015 was evidenced by the U.S Census Bureau which estimates that single family housing starts increased 4.4% during the three months ended April 4, 2015 relative to the three months ended March 29, 2014. In addition to the improved weather conditions, our Windows and Doors’ selling prices increased for our window products from price increases that we have implemented and favorable product mix that resulted from a higher proportion of our window sales being derived from our vinyl windows which typically carry a higher selling price than our aluminum windows. The impact of higher selling prices that resulted from our price increases and favorable product mix is estimated to have increased our average selling price for our U.S. window products by 5.7%, which contributed higher net sales of approximately $6.4 million for the three months ended April 4, 2015. Furthermore, our net sales for the three months ended April 4, 2015 were positively impacted by the timing of the Company’s fiscal calendar which provided four additional shipping days for first quarter of 2015 relative to the first quarter of 2014. Finally, net sales increased $1.8 million for our Western Canada business unit during the three months ended April 4, 2015 as compared to the three months ended March 29, 2014 due to a moderate winter experienced during the first quarter of 2015 partially offset by the impact of declining oil prices which has begun to negatively impact demand for housing in certain markets in Western Canada. Excluding the negative impact of foreign currency translation from a weakening Canadian dollar, Western Canada’s net sales would have increased 19.9% during the three months ended April 4, 2015 as compared to the three months ended March 29, 2014 reflecting improved weather.

Gross Profit

Gross profit for the three months ended April 4, 2015 increased $15.8 million or 161.8% as compared to the three months ended March 29, 2014. Our gross profit was favorably impacted by the Simonton acquisition, which was completed on September 19, 2014, and contributed gross profit of approximately $12.2 million for the three months ended April 4, 2015. Adjusting for the Simonton acquisition, our gross profit for the three months ended April 4, 2015 increased by approximately $3.6 million or 36.5%. This gross profit increase can be attributed to the continued improvement in our U.S. windows business which was driven by improved net pricing and product mix that resulted in a 5.7% increase in average selling price during the three months ended April 4, 2015. In addition to the average sales price improvement, we have improved our operational efficiencies as a result of our “enterprise lean” initiative which will continue to streamline our window product offering by providing additional manufacturing flexibility in the future and our improved sales and operations planning process that is intended to provide better resource planning which will help to minimize ramp up costs that result from significant spikes in demand within a geographical area. These gross profit increases were partially offset by the negative foreign currency impact compared to the prior year period which impacted Canadian businesses.

As a percentage of net sales, gross profit, excluding Simonton, increased from 7.4% to 8.5% for the Windows and Doors segment for the three months ended April 4, 2015 as compared to the three months ended March 29, 2014. The increase was driven by the U.S. windows improvement in gross profit performance resulting from improved net pricing and operational efficiencies during the three months ended April 5, 2015 relative to the three months ended March 29, 2014.

Selling, general and administrative expenses

SG&A expense for the three months ended April 4, 2015 increased $10.5 million or 37.2% compared to the three months ended March 29, 2014. The SG&A expense increase was caused by the Simonton acquisition, which was completed on September 19, 2014, and incurred $16.6 million of SG&A expense for the three months ended April 4, 2015. Excluding Simonton, our Windows and Doors SG&A expense decreased $6.1 million or 21.4%. This SG&A expense decrease related to a $5.0 million legal settlement of class action lawsuits during the three months ended March 29, 2014. Excluding Simonton and the class action legal settlement, our SG&A expense decreased a nominal $1.1 million or 4.5%.

Excluding Simonton and the expense associated with the class action settlement, SG&A expense as a percentage of net sales decreased from 17.6% for the three months ended March 29, 2014 to 14.2% for the three months ended April 4, 2015. The decrease related to lower restructuring and integration costs for our Western Canadian business for the three months ended April 4, 2015 compared to the three months ended March 29, 2014. We incurred more SG&A expense in the three months ended March 29, 2014 in Western Canada as a result of combining two facilities into a single manufacturing facility in the first quarter of 2014.

Amortization of intangible assets

Amortization expense for the three months ended April 4, 2015 increased $1.2 million or 58.4% compared to the three months ended March 29, 2014. The increase in amortization expense for the three months ended April 4, 2015 is due to the additional intangible assets acquired in the Simonton acquisition that was completed on September 19, 2014. Excluding $1.2 million of additional amortization expense related to Simonton for the three months ended April 4, 2015, our amortization expense would have decreased a nominal $0.1 million or 3.2%. Excluding Simonton, amortization expense as a percentage of sales would have been 1.2% for the three months ended April 4, 2015 consistent with the three months ended March 29, 2014 at 1.5%.

Currency transaction loss

The currency transaction loss of approximately $0.7 million for the three months ended April 4, 2015 increased approximately $0.6 million or 701.2% due to the 11.2% deterioration in the Canadian dollar relative to the U.S. dollar during the three months ended April 4, 2015 as compared to the three months ended March 29, 2014.

Combined quarterly profitability and seasonality trend

During the three months ended April 4, 2015, the Company’s gross profit margin increased to 16.0% of net sales compared to 14.8% for the three months ended March 29, 2014. This increase was primarily attributed to the improved operating performance of our U.S. windows businesses, improved net pricing and product mix which drove average selling price increases, and the acquisition of Simonton which had a gross profit margin of 19.2% during the three months ended April 4, 2015. SG&A expense as a percentage of net sales improved to 18.1% for the three months ended April 4, 2015 as compared to 20.1% for the three months ended March 29, 2014 primarily due to the absence of the $5.0 million class action settlement and to leverage obtained from higher sales volumes partially offset by higher SG&A expense for Simonton at 25.6% of net sales during the three months ended April 4, 2015. Our key performance metrics and trends have improved relative to the prior year comparable period which is consistent with previous years based on the seasonality of our business. The positive trend in our operating performance during the first three months of 2015 resulted from improved weather versus the prior year and the inclusion of Simonton during the three months ended April 4, 2015, which was acquired in September of 2014. The first quarter of 2015 included the results of Simonton, whereas the first quarter of 2014 excluded the results of this entity, however, this acquisition’s first quarter performance is typically the lowest of the year.

To further clarify the trends in SG&A expenses for the company as whole, Gienow and Mitten’s SG&A expenses are higher as a percentage of sales at approximately 28.8% and 35.9%, respectively, compared to the Company's approximate 18.1% for the three months ended April 4, 2015. Gienow and Mitten own their distribution centers across their respective regions in Eastern and Western Canada, which increases their respective SG&A expense, while allowing them to service their Canadian customer base across a broad geographical area.

Unallocated Operating Earnings, Interest, and Benefit for Income Taxes

	For the three months ended
(Amounts in thousands)	April 4, 2015	March 29, 2014
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(7,964)	$(5,960)
Operating loss	(7,964)	(5,960)
Interest expense	(19,080)	(18,506)
Interest income	1	1
Tax receivable agreement liability adjustment	(17,185)	(4,373)
Loss on modification or extinguishment of debt	—	(21,364)
Income tax benefit for income taxes	$2,394	$12,470

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended April 4, 2015 increased by $2.0 million or 33.6% compared to the same period in 2014 due primarily to various personnel costs and higher professional fees.

Interest expense

Interest expense for the three months ended April 4, 2015 increased by approximately $0.6 million or 3.1% compared to the same period in 2014 as a result of the $150.0 million of additional debt incurred for the Simonton acquisition partially offset by the January 2014 debt refinancing.  The 6.50% Senior Notes due 2022 (the "6.50% Senior Notes") and the Term Loan Facility due 2021 (the "Term Loan Facility"), which were issued and entered into on January 30, 2014 to replace the 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") and 9.375% Senior Notes due 2017 (the "9.375% Senior Notes"), carry lower interest rates on a weighted average basis of approximately 300 basis points and consequently reduced interest expense during the three months ended April 4, 2015 compared to the same period in 2014. The decrease due to the reduction in interest expense with holding the 9.375% Senior Notes and the 8.25% Senior Secured Notes outstanding during the first month of the three months ended March 29, 2014 compared to the new notes issued in January 2014.

Tax receivable agreement liability adjustment

The $17.2 million tax receivable agreement liability adjustment for the three months ended April 4, 2015 resulted from changes in the expected timing of NOL utilization and the timing of deferred tax liability reversals given our full valuation allowance position.

Loss on modification or extinguishment of debt

As a result of the 6.50% Senior Notes issuance and our entering into the Term Loan Facility and the tender, redemption, and repurchase of the 8.25% Senior Notes and the 9.375% Senior Secured Notes as further described in the Liquidity and Capital Resources section below, we recognized a loss on modification or extinguishment of debt of approximately $21.4 million during the three months ended March 29, 2014.

Income taxes

The income tax benefit for the three months ended April 4, 2015 decreased by approximately $10.1 million compared to the same period in 2014.  Our pre-tax loss for the three months ended April 4, 2015 was approximately $51.3 million including the $17.2 million tax receivable agreement liability adjustment compared to a pre-tax loss of $64.0 million for the three months ended March 29, 2014.  For the three months ended April 4, 2015, the decrease in income tax benefit resulted primarily from the combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized.

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

During the three months ended April 4, 2015, cash decreased by approximately $10.7 million compared to a decrease of approximately $54.3 million during the three months ended March 29, 2014.  The decrease in cash used during the comparative three month period was primarily due to improved working capital and a $20.0 million increase in borrowings under the ABL Facility.

One of the largest changes in operating cash flows during the three months ended April 4, 2015 is the movement in the accounts receivable balance. The approximate $6.0 million increase in accounts receivable from December 31, 2014 to April 4, 2015 can be attributed to the seasonality of our business. Net sales in the final month of each respective quarter drove this increase as aging profiles were relatively consistent. Net sales for March 2015 were approximately $151.8 million, versus approximately $144.2 million for December 2014, for an increase of $7.6 million. The improvement in March’s net sales reflects the Company’s normal seasonal business as the weather in March is generally improved compared to December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable.

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

Our primary cash needs are for working capital, capital expenditures, and debt service.  As of April 4, 2015, our annual interest charges for debt service for the year ending December 31, 2015, including the ABL Facility, is estimated to be approximately $61.0 million.  We do not have any scheduled debt maturities until 2018.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.5% to 2.0% of net sales on an annual basis.  Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of April 4, 2015, our purchase commitments for inventory are approximately $125.1 million.  We finance these cash requirements, including payments under the Tax Receivable Agreement through internally generated cash flow and funds borrowed under the ABL Facility.

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

Our specific cash flow movement for the three months ended April 4, 2015 and March 29, 2014 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the three months ended April 4, 2015 was approximately $61.0 million as compared to approximately $90.3 million used in operations for the three months ended March 29, 2014. The net cash used in operating activities was consistent between the two periods after considering the decrease in operating loss of approximately $5.5 million primarily attributable to improved operating performance for our U.S. windows business partially offset by the inclusion of Simonton which had an operating loss of $4.3 million for the three months ended April 4, 2015. In addition to the improvement in operating loss, the Company also had improved working capital metrics during the three months ended April 4, 2015 relative to the three months ended March 29, 2014 of approximately $36.7 million related to improved accounts receivable and inventory as we experienced improved collection rates on receivables and did not incur significant build up in seasonal inventory levels as we purchased some of our seasonal raw material requirements in December 2014 rather than during the early spring of 2015.

Cash used in investing activities

Net cash used in investing activities for the three months ended April 4, 2015 and March 29, 2014 was approximately $7.0 million and $5.1 million, respectively, primarily used for capital expenditures on various ongoing capital projects. Capital expenditures for 2015 were lower than 2014, at approximately 1.9% versus 2.1% of net sales, which is comparably to our historical average of 1.5% to 2.0%.

Cash provided by financing activities

Net cash provided by financing activities for the three months ended April 4, 2015 was approximately $59.1 million, primarily from net revolver borrowings of $60.0 million. Net cash provided by financing activities for the three months ended March 29, 2014 was approximately $41.4 million, primarily from net revolver borrowings of $40.0 million. The long term debt refinancing in the three months ended March 29, 2014 was essentially cash neutral after considering the final debt structure and related premiums/discounts with proceeds of $927.9 million offset by debt payments on the 8.25% Senior Secured Notes and 9.375% Senior Notes of $852.0 million, $61.1 million of tender/call premiums, and $14.3 million of debt issuance costs.

Our specific debt instruments and terms are described below:

2014 Debt Transactions

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

In November 2014, the Company exercised a portion of the accordion feature under the ABL Facility for $50.0 million, or 50% of the eligible accordion, increasing the ABL Facility from $250.0 million to $300.0 million to account for the additional borrowing base acquired from Simonton.

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

Term Loan Facility due 2021

On January 30, 2014, Ply Gem Industries entered into a credit agreement governing the terms of its new $430.0 million Term Loan Facility. Ply Gem Industries borrowed $430.0 million under the Term Loan Facility on January 30, 2014, with an original discount of approximately $2.2 million, yielding proceeds of approximately $427.9 million. The Term Loan Facility will mature on January 30, 2021. The Term Loan Facility requires scheduled quarterly payments in an aggregate annual amount equal to 1.00% of the original aggregate principal amount of the Term Loan Facility with the balance due at maturity. Interest on outstanding borrowings under the Term Loan Facility are paid quarterly.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of April 4, 2015, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 1.76% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

Senior Secured Asset Based Revolving Credit Facility due 2018

On November 1, 2013, Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Ply Gem Canada, Gienow Canada Inc., and Mitten Inc. (together with Ply Gem Canada and Gienow, the “Canadian Borrowers”) entered into an amended and restated credit agreement governing the ABL Facility. Among other things, the amendment and restatement of the credit agreement governing the ABL Facility: (i) increased the overall facility to $250.0 million from $212.5 million, (ii) increased the accordion feature to $100.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.50% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) increased the amount available under the ABL Facility to Ply Gem Industries' Canadian subsidiaries to $50.0 million. In November 2014, the Company exercised a portion of the accordion feature under the ABL Facility for $50.0 million, or 50% of the eligible accordion, increasing the ABL Facility from $250.0 million to $300.0 million to account for the additional borrowing base acquired from Simonton. Under the terms of the ABL Facility, the Company has the ability to further increase the revolving commitments up another $50.0 million to $350.0 million, subject to certain terms and conditions. All outstanding loans under the ABL Facility are due and payable in full on November 1, 2018. Under the ABL Facility, $250.0 million is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers. The following summary describes the ABL Facility after giving effect to the amendment and restatement.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of April 4, 2015, the Company’s interest rate on the ABL Facility was approximately 1.74%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of April 4, 2015, Ply Gem Industries had approximately $233.4 million of contractual availability and approximately $165.0 million of borrowing base availability under the ABL Facility, reflecting $60.0 million of borrowings outstanding and approximately $6.6 million of letters of credit and priority payables reserves.

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

The Company also incurred an early tender premium of approximately $61.1 million in conjunction with this transaction, of which approximately $52.6 million was recorded as a discount on the 6.50% Senior Notes and the Term Loan Facility and approximately $8.5 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014. The Company also expensed approximately $0.3 million for the third party fees for the 8.25% Senior Secured Notes and 9.375% Senior Notes as a result of the January 2014 Refinancing for the three months ended March 29, 2014. The Company also incurred approximately $14.7 million of costs associated with the 6.50% Senior Notes and Term Loan Facility, of which approximately $9.2 million was recorded as debt issuance costs and approximately $5.5 million was expensed as a loss on modification of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014. Additionally, the Company incurred an original issue discount of approximately $2.2 million for the Term Loan Facility, of which approximately $1.9 million was recorded as a discount and approximately $0.3 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the three months ended March 29, 2014.

Based on the January 2014 Refinancing, the Company recognized a loss on debt modification or extinguishment of approximately $21.4 million for the three months ended March 29, 2014, as summarized in the table below.

(Amounts in thousands)	For the three months ended
	April 4, 2015	March 29, 2014
Loss on extinguishment of debt:
Tender premium	$—	$(8,493)
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	—	(4,773)
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	—	(2,067)
Term Loan Facility unamortized discount	—	(255)
	—	(15,588)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	—	(302)
Third party fees for 6.50% Senior Notes and Term Loan Facility	—	(5,474)
	—	(5,776)
Total loss on modification or extinguishment of debt	$—	$(21,364)

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of April 4, 2015, we had cash and cash equivalents of approximately $22.4 million, approximately $233.4 million of contractual availability under the ABL Facility and approximately $165.0 million of borrowing base availability.

In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we have a potential obligation related to certain tax matters of approximately $3.1 million, including interest of approximately $1.0 million.  The timing of the potential tax payments is unknown.

Additionally, during the three months ended April 4, 2015, the Company entered a supply agreement to purchase approximately 90% of the Company's expected glass spend for its U.S. based business units with a single source. This supply agreement created an estimated $64.5 million purchase obligation as of April 4, 2015.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 and other cautionary statements included therein and herein.

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, and the following:

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.  We undertake no obligation to update the forward-looking statements in this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of $430.0 million on the Term Loan and up to $300.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year for the Term Loan Facility.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.8 million per year. At April 4, 2015, we were not party to any interest rate swaps or caps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three months ended April 4, 2015, the net impact of foreign currency changes to our results of operations was a loss of approximately $0.9 million. The impact of foreign currency changes related to translation resulted in a decrease in stockholders' deficit of approximately $11.8 million for the three months ended April 4, 2015. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. During 2014, we entered into a forward contract to mitigate the exposure risk of currency fluctuation against the Canadian dollar.  At April 4, 2015, our foreign currency hedging contract had a fair value of $3.4 and is recorded as an decrease in stockholders' deficit as of April 4, 2015.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The Midwest ingot price of aluminum increased approximately 7.9% for the three months ended April 4, 2015 compared to the three months ended March 29, 2014. The average market price for PVC resin was estimated to have decreased approximately 1.4% for the three months ended April 4, 2015 compared to the three months ended March 29, 2014.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI decrease for the twelve months ended March 2015 was approximately 0.1%.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of April 4, 2015.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 4, 2015 were not effective as a result of a material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K").

Notwithstanding the material weakness that existed as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with GAAP. We are in the process of remediating such material weakness as described below.

Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

Management is in the process of remediating the material weakness in our internal control over financial reporting described in Item 9A of the 201410-K, and the audit committee of the Company’s Board of Directors has monitored and will continue to monitor the remediation plan and progress. Management’s remediation efforts include improving upon the timeliness and effectiveness of the review of nonstandard journal entries. These improvements will include increased documentation and refinement in our approval processes for these nonstandard journal entries. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent improvements in our controls.  When fully implemented and operating effectively, such enhancements are expected to remediate the material weakness described in Item 9A of the 201410-K.
In addition, under the direction of the audit committee, management will continue to review and make necessary changes to the overall design of the Company’s internal control environment, as well as to policies and procedures to improve the overall effectiveness of internal control over financial reporting. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may determine to take additional measures to address control deficiencies.

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting during the three months ended April 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended April 4, 2015, filed on May 7, 2015, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  May 7, 2015

By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Vice Chairman of the Board

Date:  May 7, 2015

By:	/s/ Shawn K. Poe
Shawn K. Poe
Vice President, Chief Financial Officer, Treasurer and Secretary