Form 10-Q
period 2015-07-04
PLY GEM HOLDINGS INC
filed 2015-08-10
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2015
or
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

As of August 10, 2015, there were 67,984,626 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED July 4, 2015

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	67

Signatures		68

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	July 4, 2015	June 28, 2014
Net sales	$502,334	$409,211
Cost of products sold	377,591	321,806
Gross profit	124,743	87,405
Operating expenses:
Selling, general and administrative expenses	72,796	50,956
Amortization of intangible assets	6,283	5,212
Total operating expenses	79,079	56,168
Operating earnings	45,664	31,237
Foreign currency gain (loss)	(98)	477
Interest expense	(18,699)	(17,247)
Interest income	17	22
Tax receivable agreement liability adjustment	2,006	3,942
Income before provision (benefit) for income taxes	28,890	18,431
Provision (benefit) for income taxes	(1,482)	7,051
Net income	$30,372	$11,380
Comprehensive income	$29,517	$15,103

Net income attributable to common shareholders per share:
Basic	$0.45	$0.17
Diluted	$0.45	$0.17
Weighted average shares outstanding:
Basic	67,946,895	67,831,467
Diluted	68,056,591	67,943,223

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the six months ended
	July 4, 2015	June 28, 2014
Net sales	$878,382	$678,676
Cost of products sold	693,358	551,458
Gross profit	185,024	127,218
Operating expenses:
Selling, general and administrative expenses	140,928	105,036
Amortization of intangible assets	12,482	10,534
Total operating expenses	153,410	115,570
Operating earnings	31,614	11,648
Foreign currency gain (loss)	(1,032)	249
Interest expense	(37,792)	(35,765)
Interest income	26	46
Tax receivable agreement liability adjustment	(15,179)	(431)
Loss on modification or extinguishment of debt	—	(21,364)
Loss before benefit for income taxes	(22,363)	(45,617)
Benefit for income taxes	(3,876)	(5,419)
Net loss	$(18,487)	$(40,198)
Comprehensive loss	$(24,686)	$(41,492)

Basic and diluted net loss per share attributable to common shareholders	(0.27)	(0.59)

Basic and diluted weighted average shares outstanding	67,935,114	67,789,121

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	July 4, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$35,866	$33,162
Accounts receivable, less allowances of $4,795 and $4,164, respectively	259,740	187,679
Inventories:
Raw materials	70,680	76,467
Work in process	25,905	34,378
Finished goods	73,559	69,068
Total inventory	170,144	179,913
Prepaid expenses and other current assets	31,461	31,808
Deferred income taxes	8,195	7,680
Total current assets	505,406	440,242
Property and Equipment, at cost:
Land	8,201	7,967
Buildings and improvements	66,220	65,658
Machinery and equipment	369,916	368,719
Total property and equipment	444,337	442,344
Less accumulated depreciation	(286,114)	(281,377)
Total property and equipment, net	158,223	160,967
Other Assets:
Intangible assets, net	142,703	147,709
Goodwill	478,794	476,112
Other	27,709	29,545
Total other assets	649,206	653,366
	$1,312,835	$1,254,575
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$94,146	$84,164
Accrued expenses	148,835	147,325
Current portion of long-term debt	4,300	4,300
Total current liabilities	247,281	235,789
Deferred income taxes	21,030	20,806
Payable to related parties pursuant to tax receivable agreement	26,096	10,917
Other long-term liabilities	86,119	94,814
Long-term debt, less current portion	1,051,895	988,917

Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 67,977,722 and 67,877,587 issued and outstanding, respectively	680	679
Additional paid-in-capital	746,914	745,140
Accumulated deficit	(840,999)	(822,512)
Accumulated other comprehensive loss	(26,181)	(19,975)
Total stockholders' deficit	(119,586)	(96,668)
	$1,312,835	$1,254,575

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the six months ended
	July 4, 2015	June 28, 2014
Cash flows from operating activities:
Net loss	$(18,487)	$(40,198)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	29,397	22,538
Fair-value premium on purchased inventory	54	—
Fair-value decrease of contingent acquisition liability	—	(264)
Non-cash restructuring costs	805	2,193
Non-cash interest expense, net	6,661	8,390
Loss (gain) on foreign currency transactions	1,032	(249)
Non-cash litigation expense	—	4,670
Loss on modification or extinguishment of debt	—	21,364
Stock based compensation	1,145	973
Deferred income taxes	(3,256)	430
Tax receivable agreement liability adjustment	15,179	431
Increase in tax uncertainty, net of valuation allowance	147	185
Other	(57)	(189)
Changes in operating assets and liabilities:
Accounts receivable, net	(68,565)	(97,746)
Inventories	10,368	(19,388)
Prepaid expenses and other assets	1,714	(2,208)
Accounts payable	9,142	17,874
Accrued expenses	(2,935)	(1,274)
Cash payments on restructuring liabilities	(1,450)	(3,407)
Other	(284)	(641)
Net cash used in operating activities	(19,390)	(86,516)
Cash flows from investing activities:
Acquisitions	(21,000)	—
Capital expenditures	(13,366)	(9,987)
Proceeds from sale of assets	92	734
Net cash used in investing activities	(34,274)	(9,253)
Cash flows from financing activities:
Proceeds from long-term debt	—	927,850
Net revolver borrowings	60,000	40,000
Payments on long-term debt	(2,150)	(852,000)
Payment of tender and early call premiums	—	(61,142)
Proceeds from exercises of employee stock options	648	1,073
Debt issuance costs paid	—	(14,625)
Net cash provided by financing activities	58,498	41,156
Impact of exchange rate movements on cash	(2,130)	(200)
Net increase (decrease) in cash and cash equivalents	2,704	(54,813)
Cash and cash equivalents at the beginning of the period	33,162	69,801
Cash and cash equivalents at the end of the period	$35,866	$14,988

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2014 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2015 through July 4, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended July 4, 2015 and June 28, 2014, the condensed consolidated statements of cash flows for the six months ended July 4, 2015 and June 28, 2014, and the condensed consolidated balance sheets as of July 4, 2015 and December 31, 2014.

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

Accounting Policies and Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles involves estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expense during the reporting periods.  Certain of the Company’s accounting policies require the application of judgment in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  The Company periodically evaluates the judgments and estimates used in their critical accounting policies to ensure that such judgments and estimates are reasonable.  Such estimates include the allowance for doubtful accounts receivable, rebates, pensions, valuation of inventories, warranty reserves, insurance reserves, legal contingencies, assumptions used in the calculation of income taxes and the tax receivable agreement liability, projected cash flows used in the goodwill and intangible asset impairment tests, and environmental accruals and other contingencies.  These judgments are based on the Company’s historical experience, current trends and information available from other sources, and are based on management’s best estimates and judgments.  The Company adjusts such estimates and assumptions when facts and circumstances dictate.  Volatile equity markets, foreign currency, and litigation risk have combined to increase the uncertainty inherent in such estimates and assumptions.  If different conditions result from those assumptions used in the Company’s judgments, actual results could be materially different from the Company’s estimates.

Cash and Cash Equivalents

Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less and which are readily convertible into cash.

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $4.8 million at July 4, 2015 and $4.2 million at December 31, 2014.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of July 4, 2015, the Company had inventory purchase commitments related to supply agreements for aluminum and glass of approximately $67.5 million.

Inventory reserves were approximately $9.3 million at July 4, 2015, decreasing during the six months ended July 4, 2015 by $(1.3) million compared to the December 31, 2014 reserve balance of approximately $10.6 million.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“U.S. Windows”), (iii) the combined Simonton windows companies in the Windows and Doors segment, (iv) Gienow Canada Inc. ("Gienow Canada") (a combined Western Canadian company created by the January 2014 amalgamation of the Company's legacy Western Canadian business and the Gienow entity acquired in April 2013) in the Windows and Doors segment, and (v) Mitten in the Siding, Fencing and Stone segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three and six months ended July 4, 2015.

Goodwill and other intangible assets

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives and are assessed for impairment as necessary.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three and six months ended July 4, 2015 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $22.3 million and $23.8 million as of July 4, 2015 and December 31, 2014, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets. Amortization of debt issuance costs for the three months ended July 4, 2015 and June 28, 2014 was approximately $0.8 million and $1.1 million, respectively. Amortization of debt issuance costs for the six months ended July 4, 2015 and June 28, 2014 was approximately $1.5 million and $2.1 million, respectively. Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Tax receivable agreement ("TRA") liability

As a result of the Company’s full tax valuation allowance position, the Company’s methodology for calculating the TRA liability considers expectations regarding (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the three months ended July 4, 2015, the Company estimated its projected taxable income for the full year ending December 31, 2015 based on the Company’s 2015 estimates. However, the Company’s methodology to estimate the TRA liability excludes forecasts for fiscal years subsequent to 2015 because such future forecasts and projections cannot be relied upon based on the negative evidence from the Company’s three year cumulative loss position. For fiscal year 2015, the Company estimated to be in a taxable income position; however, this taxable income estimate was not sufficient to outweigh the negative evidence or alleviate the Company’s three year cumulative loss position. In addition to projecting the Company’s current year taxable income estimate, the Company considered the reversals of deferred tax assets and deferred tax liabilities. The resulting taxable income (loss) from deferred taxes was then combined with the Company’s current year taxable income estimate to determine the cumulative NOLs that are expected to be utilized in 2015 and the TRA liability was accordingly adjusted using the 85% TRA rate.

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

The Company recorded a loss from foreign currency transactions of approximately $(0.1) million for the three months ended July 4, 2015 and a gain of approximately $0.5 million for the three months ended June 28, 2014. The Company recorded a loss from foreign currency transactions of approximately $(1.0) million for the six months ended July 4, 2015 and a gain of approximately $0.2 million for the six months ended June 28, 2014. During the six months ended July 4, 2015 and June 28, 2014, accumulated other comprehensive loss included a currency translation adjustment of approximately $(7.2) million and $(0.4) million, respectively.

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
The gains and losses on the derivative contract that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of July 4, 2015, approximately $2.3 million of the deferred net asset on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified against cost of goods sold during the next six months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions. During the three and six months ended July 4, 2015, the Company recognized $1.1 million and $2.2 million within earnings as a reduction of cost of goods sold in the condensed consolidated statement of operations. During the three and six months ended June 28, 2014, the Company recognized $(0.2) million and $(0.2) million within earnings as an increase to cost of goods sold in the condensed consolidated statement of operations.
The fair value of the foreign currency forward contract agreement is estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded asset included in the accompanying condensed consolidated balance sheets is as follows:

(Amounts in thousands)
	July 4, 2015	December 31, 2014
Foreign currency hedge (included in other current assets)	$2,265	$1,294

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$650,000	$628,063	$628,063	$—	$—
Term Loan Facility	424,625	419,848	—	419,848	—
As of July 4, 2015	$1,074,625	$1,047,911	$628,063	$419,848	$—
Liabilities:
Senior Notes-6.50%	$650,000	$617,500	$617,500	$—	$—
Term Loan Facility	426,775	404,369	—	404,369	—
As of December 31, 2014	$1,076,775	$1,021,869	$617,500	$404,369	$—

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

The Company was in a net loss position for the six months ended July 4, 2015 and June 28, 2014 and therefore the impact of stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share for those specific periods, as the inclusion of such amounts would be anti-dilutive.

The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.1 million shares of common stock for the three months ended July 4, 2015 and excluded approximately 0.1 million shares of common stock for the six months ended July 4, 2015. The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.1 million shares of common stock for the three months ended June 28, 2014 and excluded approximately 0.2 million shares of common stock for the six months ended June 28, 2014, respectively. Under the treasury stock method, the inclusion of these stock awards would have been anti-dilutive.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards ("IFRS"). ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB finalized a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for Ply Gem beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The method of adoption has not been determined yet by the Company. The Company is currently reviewing the revised guidance and assessing the potential impact on the consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other-Internal-use Software, which provides guidance on the accounting for fees paid by a customer in a cloud computing arrangement as it relates to whether the arrangement includes the sale or license of software. The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2015, which means the first quarter of Ply Gem's fiscal year 2016, with early adoption permitted. The guidance can be applied retrospectively or prospectively. This new guidance is expected to change classification in the Company's consolidated financial position with no impact on the results of operations or cash flows.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires measurement of in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2016, which means the first quarter of Ply Gem's fiscal year 2017. The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact the adoption of this standard will have on its consolidated financial statements.

2.   ACQUISITIONS

Simonton

On September 19, 2014, Ply Gem completed an acquisition for cash consideration of approximately $130.0 million to acquire the capital stock of Fortune Brands Windows Inc., and its direct and indirect wholly owned subsidiaries Simonton Building Products LLC, Simonton Industries, Inc., Simonton Windows, Inc., and SimEx, Inc. Fortune Brand Windows’ name has subsequently been changed to Simonton Windows & Doors, Inc. (“Simonton”). Simonton is a premier repair and remodeling window company with leading brand recognition within this market providing the Company with long-term value. Simonton manufactures top quality vinyl windows and doors and provides industry-leading customization options, delivery times, and customer service. Simonton has manufacturing plant locations in California, Illinois, and West Virginia with administrative offices in Ohio. The Simonton acquisition balances the Company's end window market mix by moving the Company's market exposure to approximately 60% and 40% for the new construction and repair and remodeling markets, respectively, as compared to the approximate 80% and 20% legacy split for the Company’s window business. By incorporating the Company’s siding net sales, the Company’s market exposure is approximately 51% and 49% for the new construction and repair and remodeling markets, respectively. Simonton strategically fits into the Company’s existing footprint and broadens our service offering to existing and new customers within the building product industry. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Simonton based upon fair values as of the acquisition date.

The final acquisition accounting allocation remains subject to further adjustments. The specific accounts subject to ongoing acquisition accounting adjustments include various income tax assets and liabilities, inventories, goodwill, intangibles, accounts payable, accrued expenses, income taxes and other liabilities. More specifically, the analysis of Simonton's warranty liability is open for further evaluation of historical claims data. Any significant changes in the cost per claim amounts to the warranty calculation, the product mix, or other inputs on which the calculation is currently based could result in additional increases or decreases to the warranty liability with a corresponding impact on goodwill and deferred income taxes. Therefore, the measurement date remains open as of July 4, 2015, and the preliminary acquisition accounting allocation detailed below is subject to further adjustment. The Company will complete these acquisition accounting adjustments during the third quarter of 2015.
During the three and six months ended July 4, 2015, purchase price adjustments with a net decrease of $2.7 million and $2.5 million to goodwill were recorded in connection with warranties and other liabilities. During the three months ended July 4, 2015, the Company decreased the warranty liability $8.0 million and the related deferred tax assets by $3.1 million based on an actuarial analysis of the liability.
The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair value, as follows:

(Amounts in thousands)
Cash	$(856)
Accounts receivable	37,134
Inventories	17,742
Prepaid expenses and other current assets	2,233
Property and equipment	53,655
Intangible assets	62,170
Goodwill	56,707
Other assets	426
Accounts payable and accrued expenses	(48,217)
Deferred income taxes	(10,462)
Other liabilities	(40,532)
$130,000

The $56.7 million of goodwill is allocated to the Windows and Doors segment and none of the goodwill is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized from the acquisition.
Canyon Stone
On May 29, 2015, Ply Gem completed an acquisition for cash consideration of approximately $21.0 million to acquire substantially all of the assets of Canyon Stone Inc. ("Canyon Stone"), a manufacturer and distributor of stone veneer and accessories in the United States. Canyon Stone has manufacturing facilities in Olathe, Kansas and Youngsville, North Carolina. The purchase agreement also includes contingent consideration in the form of potential earn-out payments of up to $1.0 million based on Canyon Stone earnings for fiscal years 2015 through 2017. This acquisition expanded the Company's stone veneer manufacturing footprint across the United States as it compliments the existing Ply Gem Stone manufacturing facility in Middleburg, Pennsylvania. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Canyon Stone based upon fair values as of the acquisition date.
Since the acquisition was recently completed on May 29, 2015, the final acquisition accounting allocation remains subject to further adjustments. The specific accounts subject to ongoing purchase accounting adjustments include accounts receivable, inventories, prepaid expenses and other current assets, property and equipment, goodwill, intangibles, accounts payable, accrued expenses, and other liabilities. Therefore, the measurement date remains open as of July 4, 2015, and the preliminary acquisition accounting allocation detailed below is subject to adjustment. The Company anticipates completing these acquisition accounting adjustments during 2015.
The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair values, as follows:

(Amounts in thousands)
Accounts receivable	$3,559
Inventories	712
Prepaid expenses and other current assets	41
Property and equipment	2,019
Intangible assets	9,300
Goodwill	7,764
Accounts payable and accrued expenses	(2,395)
$21,000
The $7.8 million of goodwill was allocated to the Siding, Fencing and Stone segment and the goodwill is expected to be deductible for tax purposes. The Company has recognized a liability of approximately $0.7 million as the estimated acquisition date fair value of the earn-out. This amount is included within accounts payable and accrued expenses in the condensed consolidated balance sheet. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings in the period of change.
For the three and six months ended July 4, 2015, Canyon Stone contributed net sales of approximately $2.9 million from the acquisition date (May 29, 2015), which has been included within the Company’s condensed consolidated statement of operations and comprehensive income (loss). If the Canyon Stone acquisition would have occurred at the beginning of 2014, the Company’s consolidated net sales would have been $889.6 million and $689.9 million for the six months ended July 4, 2015 and June 28, 2014, respectively, with a net loss of $18.1 million and $38.7 million for the six months ended July 4, 2015 and June 28, 2014, respectively.
During the three and six months ended July 4, 2015, the Company incurred $0.3 million of acquisition-related costs for Canyon Stone. These expenses are included in selling, general, and administrative expense in the Company’s condensed consolidated statement of operations and comprehensive income (loss) within the Siding, Fencing and Stone segment.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2014 and no impairment indicators which would trigger an interim impairment test during the three and six months ended July 4, 2015. However, the Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets or the Company's market capitalization could result in goodwill impairments.

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

The reporting unit goodwill balances were as follows as of July 4, 2015 and December 31, 2014:

(Amounts in thousands)
	July 4, 2015	December 31, 2014
Siding, Fencing and Stone	$350,051	$344,048
Windows and Doors	128,743	132,064
	$478,794	$476,112

The changes in the goodwill balances from December 31, 2014 to July 4, 2015 relate to currency translation, the Canyon Stone acquisition and Simonton purchase accounting adjustments. A goodwill rollforward for 2015 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of December 31, 2014
Goodwill	$459,837	$466,275
Accumulated impairment losses	(327,773)	(122,227)
	$132,064	$344,048
Currency translation adjustments	(836)	(1,761)
Simonton purchase accounting adjustments	(2,485)	—
Canyon Stone acquisition	—	7,764
Balance as of July 4, 2015
Goodwill	456,516	472,278
Accumulated impairment losses	(327,773)	(122,227)
	$128,743	$350,051

4.   INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of July 4, 2015 and December 31, 2014:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of July 4, 2015:
Patents	14	$12,770	$(10,664)	$2,106
Trademarks/Tradenames	11	118,360	(73,839)	44,521
Customer relationships	12	226,140	(131,958)	94,182
Other	5	5,178	(3,284)	1,894
Total intangible assets	12	$362,448	$(219,745)	$142,703

As of December 31, 2014:
Patents	14	$12,770	$(10,193)	$2,577
Trademarks/Tradenames	11	117,660	(70,797)	46,863
Customer relationships	13	220,163	(123,299)	96,864
Other	5	4,379	(2,974)	1,405
Total intangible assets	12	$354,972	$(207,263)	$147,709

Estimated amortization expense for the fiscal years 2015 through 2019 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2015 (remainder of year)	$13,337
2016	25,645
2017	21,711
2018	20,925
2019	15,484

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax is comprised of the following:

(Amounts in thousands)	For the three months ended		For the six months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net income (loss)	$30,372	$11,380	$(18,487)	$(40,198)
Foreign currency translation adjustment	276	4,299	(7,170)	(361)
Unrealized gain (loss) on derivative instruments	(1,131)	(576)	971	(933)
Comprehensive income (loss)	$29,517	$15,103	$(24,686)	$(41,492)

6.   LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at July 4, 2015 and December 31, 2014 consists of the following:

(Amounts in thousands)
	July 4, 2015	December 31, 2014
Senior secured asset based revolving credit facility	$60,000	$—
Term Loan due 2021, net of unamortized early tender premium
and discount of $30,317 and $32,518, respectively	394,308	394,257
6.50% Senior notes due 2022, net of unamortized early tender premium
and discount of $48,113 and $51,040, respectively	601,887	598,960
	$1,056,195	$993,217
Less current portion of long-term debt	(4,300)	(4,300)
	$1,051,895	$988,917

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

Prior to February 1, 2017, Ply Gem Industries may redeem up to 40% of aggregate principal amount of the 6.50% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.50% of the aggregate principal amount of the 6.50% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, provided that at least 50% of the aggregate principal amount of the 6.50% Senior Notes remains outstanding after the redemption. Prior to February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium plus accrued and unpaid interest, if any. At any time on or after February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 6.50% Senior Notes plus, in each case, accrued and unpaid interest, if any, to the redemption date. The effective interest rate for the 6.50% Senior Notes is 8.48% after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of July 4, 2015, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 7.00% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of July 4, 2015, the Company’s interest rate on the ABL Facility was approximately 1.78% .  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of July 4, 2015, Ply Gem Industries had approximately $233.4 million of contractual availability and approximately $206.4 million of borrowing base availability under the ABL Facility, reflecting $60.0 million of borrowings outstanding and approximately $6.6 million of letters of credit and priority payables reserves.

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

The Company also incurred an early tender premium of approximately $61.1 million in conjunction with this transaction, of which approximately $52.6 million was recorded as a discount on the 6.50% Senior Notes and the Term Loan Facility and approximately $8.5 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014. The Company also expensed approximately $0.3 million for the third party fees for the 8.25% Senior Secured Notes and 9.375% Senior Notes as a result of the January 2014 Refinancing for the six months ended June 28, 2014. The Company also incurred approximately $14.7 million of costs associated with the 6.50% Senior Notes and Term Loan Facility, of which approximately $9.2 million was recorded as debt issuance costs and approximately $5.5 million was expensed as a loss on modification of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014. Additionally, the Company incurred an original issue discount of approximately $2.2 million for the Term Loan Facility, of which approximately $1.9 million was recorded as a discount and approximately $0.3 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014.

Based on the January 2014 Refinancing, the Company recognized a loss on debt modification or extinguishment of approximately $21.4 million for the six months ended June 28, 2014, as summarized in the table below. There was no loss on debt modification or extinguishment in the three and six months ended July 4, 2015 or the three months ended June 28, 2014.

(Amounts in thousands)	For the six months ended
	July 4, 2015	June 28, 2014
Loss on extinguishment of debt:
Tender premium	$—	$(8,493)
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	—	(4,773)
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	—	(2,067)
Term Loan Facility unamortized discount	—	(255)
	—	(15,588)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	—	(302)
Third party fees for 6.50% Senior Notes and Term Loan Facility	—	(5,474)
	—	(5,776)
Total loss on modification or extinguishment of debt	$—	$(21,364)

7.   PENSION PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended		For the six months ended
	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Service cost	$—	$—	$—	$—
Interest cost	502	476	1,004	952
Expected return on plan assets	(577)	(567)	(1,155)	(1,135)
Amortization of loss	296	116	593	232
Net periodic benefit expense	$221	$25	$442	$49

8.   COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets of approximately $2.4 million and $2.9 million at July 4, 2015 and December 31, 2014, respectively.  As of July 4, 2015 and December 31, 2014, the Company has recorded liabilities related to these indemnifications of approximately $0.5 million and $0.5 million, respectively, in current liabilities and $1.9 million and $2.4 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	July 4, 2015	December 31, 2014
Product claim liabilities	$138	$138
Multi-employer pension plan withdrawal liability	1,558	2,094
Other	665	644
	$2,361	$2,876

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of July 4, 2015 and December 31, 2014, warranty liabilities of approximately $18.0 million and $18.3 million, respectively, have been recorded in current liabilities and approximately $59.0 million and $66.1 million, respectively, have been recorded in long term liabilities. The decrease in the warranty liabilities from December 31, 2014 relates to the Simonton purchase accounting adjustments.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Balance, beginning of period	$84,281	$40,920	$84,423	$42,466
Acquisition - Canyon	100	—	100	—
Acquisition adjustments - Simonton	(8,002)	—	(8,002)	—
Warranty expense during period	6,994	3,342	10,886	5,312
Settlements made during period	(6,396)	(3,865)	(10,430)	(7,381)
Balance, end of period	$76,977	$40,397	$76,977	$40,397

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

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc., entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at July 4, 2015 and December 31, 2014.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of July 4, 2015, no recovery has been recognized on the Company’s condensed consolidated balance sheet, but the Company will actively pursue this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene (TCE)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy has responded to this request for information. Given the preliminary stage of this matter, the Company has not recorded a liability for this matter in its condensed consolidated balance sheet as of July 4, 2015. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify the Company with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.

The Company is currently involved in environmental proceedings involving Gienow Canada Inc. (f/k/a Ply Gem Canada, Inc.) and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property) for which the Company has a $0.1 million liability included in its condensed consolidated balance sheet, and the Company may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania), Mastic Home Exteriors, Inc. (“MHE”) (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina), and Simonton (relating to closed lagoons and certain contamination in Paris, Illinois as well as certain contamination associated with certain 7-Eleven convenience food stores). Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. are to indemnify the Company for certain environmental liabilities in excess of $2.5 million including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina. Under the stock purchase agreement governing the Simonton acquisition, Fortune Brands Windows & Doors, Inc., is to indemnify the Company for any environmental claims associated with the 7-Eleven convenience food stores.  Our former subsidiary, Hoover Treated Wood Products, Inc., is involved in an environmental proceeding with the Georgia Department of Natural Resources in connection with a contaminated landfill site in Thomson, Georgia.  While the Company had assumed an obligation to indemnify the purchaser of our former subsidiary when the Company sold Hoover Treated Wood Products, Inc., the Company's obligation has been novated and assumed by Nortek. The Company's ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.

Based on current information, the Company is not aware of any compliance obligations, claims, releases or investigations that will have a material adverse effect on our results of operations, cash flows or financial position except as otherwise disclosed in the Company's condensed consolidated financial statements. However, there can be no guarantee that previously known or newly-discovered matters or any inability to enforce our available indemnification rights against previous owners of the Company or its subsidiaries will not result in material costs or liabilities. While the purchase agreements governing certain of our acquisitions provide that the sellers will indemnify us, subject to certain limitations, for certain environmental liabilities, our ability to seek indemnification from the respective sellers is limited by various factors, including the financial condition of the indemnitor or responsible party as well as by the terms and limits of such indemnities or obligations. As a result, there can be no assurance that we could receive any indemnification from the sellers, and any related environmental liabilities, costs or penalties could have a material adverse effect on our financial condition and results of operations.
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

During 2014, MW engaged in mediation sessions with plaintiffs’ counsel for both the Gulbankian and Hartshorn cases. MW signed a settlement agreement with plaintiffs as of April 18, 2014 to settle both the Gulbankian and Hartshorn cases on a nationwide basis (the “Vinyl Clad Settlement Agreement”). The Vinyl Clad Settlement Agreement provides that this settlement applies to any and all MW vinyl clad windows manufactured from January 1, 1987 through May 23, 2014, and provides for a cash payment for eligible consumers submitting qualified claims showing, among other requirements, certain damage to their MW vinyl clad windows. The Court granted preliminary approval of this settlement on May 23, 2014, and issued a Final Approval Order, Final Judgment, and Order of Dismissal with Prejudice (the "Final Approval Order") on December 29, 2014, granting final approval of the settlement as well as MW’s payment of attorneys' fees and costs to plaintiffs' counsel in the amount of $2.5 million. On January 13, 2015, notice of appeal of the final approval (the “Appeal”) was given by certain objectors to the settlement, Karl Memari, Joelene Connor-Hethcox and Vincent Cecil Garrett, Jr. (the “Objectors”). On May 6, 2015, MW entered into a settlement agreement with, among others, the Objectors to fully and finally resolve their claims, including the dismissal of Karl Memari v. Ply Gem Prime Holdings, Inc. et al., another pending lawsuit seeking class certification discussed below, making the Vinyl Clad Settlement Agreement final and binding on the parties. The Company and MW deny all liability in the settlements and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle these matters.

As a result of the Vinyl Clad Settlement Agreement, the Company recognized a $5.0 million expense during the six months ended June 28, 2014 within selling, general, and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income (loss) in the Company's Windows and Doors segment. It is possible that the Company may incur costs in excess of the recorded amounts; however, the Company currently expects that the total net cost to resolve the lawsuits will not exceed $5.0 million. As of July 4, 2015, approximately $1.6 million of this liability is currently outstanding with $0.7 million as a current liability within accrued expenses and $0.9 million as a noncurrent liability within other long-term liabilities in the Company’s condensed consolidated balance sheet.

In Karl Memari v. Ply Gem Prime Holdings, Inc. et al., a purported class action filed in March 2013 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the illegality and/or defects of MW's vinyl clad windows. The plaintiff seeks a variety of relief, including (i) actual and compensatory damages, (ii) punitive damages, and (iii) attorneys' fees and costs of litigation. Plaintiff dismissed this matter in connection with the settlement of the Appeal in the Gulbankian and Hartshorn cases as described above.

In Anthony Pagliaroni v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiff, on behalf of himself and all others similarly situated, alleges damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by Mastic Home Exteriors, Inc. (“MHE”). The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. Discovery regarding class certification has closed and the hearing regarding class certification was held on March 10, 2015, although the Court has not yet ruled on this hearing. Deceuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify MHE for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. MHE's ability to seek indemnification from Deceuninck is, however, limited by the terms and limits of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.

In The Muhler Company, Inc. v. Ply Gem Prime Holdings, Inc. et al., a lawsuit filed in April 2011 in the United States District Court for the District of South Carolina, Charleston Division (the “Court”), plaintiff alleges unfair competition and trade practices. The plaintiff seeks a variety of relief, including (i) consequential damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. In April 2013, the Court granted the Company's motion for summary judgment with respect to the federal Lanham Act claims. In May 2013, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit with respect to the summary judgment granted on the federal Lanham Act claims, and the Fourth Circuit denied interlocutory appeal. With the summary judgment granted on the federal Lanham Act claims, only state unfair competition and trade practices claims remain. In April 2015, the Court heard arguments on the Company's motion for summary judgment with respect to such claims, and on July 13, 2015, the Court granted the Company’s motion. On July 27, 2015, the plaintiff filed an appeal with the U.S. Court of Appeals for the Fourth Circuit with respect to the Court’s ruling. The U.S. Court of Appeals for the Fourth Circuit has yet to rule on the plaintiff’s appeal. The damages sought in this action have not yet been quantified.

In re Ply Gem Holdings, Inc. Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s IPO. It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. On February 13, 2015 the defendants filed their motion to dismiss the complaint, on April 14, 2015 the lead plaintiff filed its opposition to that motion to dismiss, and on May 14, 2015 the defendants filed their reply brief in support of their motion to dismiss. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. The Company believes the purported federal securities class action is without merit and will vigorously defend against the lawsuit.

Other contingencies

The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, personal injury, property damage, product liability, warranty and modification, adjustment or replacement of component parts or units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made.

9.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at July 4, 2015 and December 31, 2014:

(Amounts in thousands)	July 4, 2015	December 31, 2014
Insurance	$9,021	$9,144
Employee compensation and benefits	16,012	15,576
Sales and marketing	45,361	36,279
Product warranty	17,955	18,325
Accrued freight	3,124	1,278
Accrued interest	18,072	16,470
Accrued environmental liability	441	451
Accrued pension	1,753	1,753
Accrued sales returns and discounts	4,730	3,054
Accrued taxes	6,298	3,898
Litigation accrual	700	2,573
Other	25,368	38,524
	$148,835	$147,325

Other long-term liabilities consist of the following at July 4, 2015 and December 31, 2014:

(Amounts in thousands)	July 4, 2015	December 31, 2014
Insurance	$1,576	$1,705
Pension liabilities	13,094	13,327
Multi-employer pension withdrawal liability	1,558	2,094
Product warranty	59,022	66,098
Long-term product claim liability	138	138
Long-term environmental liability	1,227	1,227
Liabilities for tax uncertainties	3,212	3,065
Litigation accrual	937	2,000
Other	5,355	5,160
	$86,119	$94,814

Long-term incentive plan

The Company has a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize key employees. During the three months ended July 4, 2015 and June 28, 2014, the Company recognized a LTIP expense of $0.7 million and $0.4 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). During the six months ended July 4, 2015 and June 28, 2014, the Company recognized a LTIP expense of $1.4 million and $1.0 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The LTIP liability was $3.4 million and $4.5 million as of July 4, 2015 and December 31, 2014, respectively, of which $2.4 million and $2.5 million has been recorded within accrued expenses and $1.0 million and $2.0 million in other long-term liabilities in the condensed consolidated balance sheets as of July 4, 2015 and December 31, 2014, respectively.

Other liabilities

During the three months ended July 4, 2015 and June 28, 2014, the Company made approximately $1.0 million and $1.3 million, in cash payments on restructuring liabilities, respectively. During the six months ended July 4, 2015 and June 28, 2014, the Company made approximately $1.5 million and $3.4 million, in cash payments on restructuring liabilities, respectively. These payments were for a restructuring and integration program implemented in Western Canada and general back office centralization efforts incurred as well as product simplification costs incurred for the entire Windows and Doors segment.

10.   INCOME TAXES
Effective tax rate
Under FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book income (loss). In addition, we exclude jurisdictions with a projected loss for the year or the year-to-date loss where we cannot recognize a tax benefit from our estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company includes certain items treated as discrete events to arrive at an estimated effective tax rate. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods in accordance with ASC 740-270.

For the six months ended July 4, 2015, the Company's estimated effective income tax rate was approximately 4.8%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, tax contingencies, and foreign income taxes. The effective tax rate including discrete items was 17.3%. The tax benefit for the three and six months ended July 4, 2015 is approximately $1.5 million and $3.9 million, respectively.
Valuation allowance
As of July 4, 2015, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. All of the Company's subsidiaries, excluding Mitten, are in a full valuation allowance position as of July 4, 2015.
Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company currently has book goodwill of approximately $31.0 million that is not amortized, which results in a deferred tax liability of approximately $6.8 million at July 4, 2015. Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets. The Company continues to evaluate its ability to realize the net deferred tax assets and its estimates are subject to change.
Tax uncertainties
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. Certain income tax returns are currently under examination by various taxing authorities. During the six months ended July 4, 2015, the Company increased its tax contingency reserve by approximately $0.1 million as a result of interest accrued on existing uncertain tax positions.
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

As of July 4, 2015, the Company had a long-term liability of approximately $26.1 million for the amount due pursuant to the Tax Receivable Agreement related to NOL carryovers. The Company recognized a $2.0 million and $3.9 million benefit for a decrease in this liability during the three months ended July 4, 2015 and June 28, 2014, respectively. The Company recognized a $15.2 million and $0.4 million expense for the increase in this liability during the six months ended July 4, 2015 and June 28, 2014, respectively.

Other
As of July 4, 2015, the Company has not established U.S. deferred taxes on unremitted earnings of the Company’s foreign subsidiaries. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.
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

11.   STOCK-BASED COMPENSATION

A rollforward of stock options outstanding during the six months ended July 4, 2015 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2015	2,749,064	$13.38	5.50
Granted	247,808	12.62	—
Exercised	(100,135)	6.48	—
Forfeited or expired	(197,119)	—	—
Balance at July 4, 2015	2,699,618	$13.64	5.70

As of July 4, 2015, 1,974,588 options were 100% vested.  At July 4, 2015, the Company had approximately $1.7 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.75 years.  The Company recorded compensation expense of $0.5 million and $0.5 million for the three months ended July 4, 2015 and June 28, 2014, respectively, and $1.0 million and $0.9 million for the six months ended July 4, 2015 and June 28, 2014, respectively.

Restricted stock

During March 2014, the Company issued 3,523 restricted shares of common stock to each of three independent members of the Board of Directors.  These shares vested over the approximate ten-month period to December 31, 2014 and the Company expensed these items ratably over the ten-month period up to the vesting date. One issuance of these shares, or 3,523 shares, became immediately fully vested during May 2014. Additionally, during May 2014, the Company issued 5,240 restricted shares of common stock to each of the two new independent members of the Board of Directors.  These shares will vest over the approximate eight-month period to December 31, 2014 and the Company expensed these items ratably over the eight-month period up to the vesting date. During the three and six months ended June 28, 2014, the Company expensed approximately $0.1 million and $0.1 million, respectively, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

During December 2014, the Company issued an aggregate of 23,944 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares will vest over the 2015 calendar period and the Company will expense these items as compensation expense, ratably during 2015. During the three and six months ended July 4, 2015, the Company expensed approximately $0.1 million and $0.2 million, respectively, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

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

Following is a summary of the Company’s segment information:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Net sales
Siding, Fencing and Stone	$238,573	$227,948	$395,015	$365,003
Windows and Doors	263,761	181,263	483,367	313,673
	$502,334	$409,211	$878,382	$678,676
Operating earnings (loss)
Siding, Fencing and Stone	$44,687	$37,766	$55,008	$44,729
Windows and Doors	9,580	(1,066)	(6,826)	(21,567)
Unallocated	(8,603)	(5,463)	(16,568)	(11,514)
	$45,664	$31,237	$31,614	$11,648

	Total assets as of
	July 4, 2015	December 31, 2014
Total assets
Siding, Fencing and Stone	$736,314	$673,543
Windows and Doors	523,053	528,938
Unallocated	53,468	52,094
	$1,312,835	$1,254,575

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

The following table summarizes the Company's restructuring activity for the six months ended July 4, 2015:

(Amounts in thousands)	Accrued as of	Adjustments	Expensed	Cash payments	Accrued as of
	December 31, 2014	during 2015	during 2015	during 2015	July 4, 2015
Western Canada
Severance costs	$283	$(13)	$805	$(1,075)	$—
Contract terminations	129	(10)	—	—	119
	$412	$(23)	$805	$(1,075)	$119

The adjustments incurred in the six months ended July 4, 2015 are related to the foreign currency translation impact of the related balances during the period.

The Company recorded restructuring costs in selling, general and administrative expenses in the condensed consolidated statements of operations in the periods and in the segments shown in the following table:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
Siding, Fencing and Stone	$—	$—	$—	$—
Windows and Doors	759	934	805	2,193
	$759	$934	$805	$2,193

15.   GUARANTOR/NON-GUARANTOR

The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of July 4, 2015 and December 31, 2014, and for the three and six months ended July 4, 2015 and June 28, 2014.  The non-guarantor information presented represents our Canadian subsidiaries: Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended July 4, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$438,259	$64,075	$—	$502,334
Cost of products sold	—	—	330,130	47,461	—	377,591
Gross profit	—	—	108,129	16,614	—	124,743
Operating expenses:
Selling, general and
administrative expenses	—	8,603	48,875	15,318	—	72,796
Intercompany administrative
charges	—	—	6,172	1,572	(7,744)	—
Amortization of intangible assets	—	—	5,134	1,149	—	6,283
Total operating expenses	—	8,603	60,181	18,039	(7,744)	79,079
Operating earnings (loss)	—	(8,603)	47,948	(1,425)	7,744	45,664
Foreign currency loss	—	—	—	(98)	—	(98)
Intercompany interest	—	15,809	(14,760)	(1,049)	—	—
Interest expense	—	(18,699)	—	—	—	(18,699)
Interest income	—	1	11	5	—	17
Tax receivable agreement liability adjustment	—	2,006	—	—	—	2,006
Intercompany administrative income	—	7,744	—	—	(7,744)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(1,742)	33,199	(2,567)	—	28,890
Equity in subsidiaries' income (loss)	30,372	32,114	—	—	(62,486)	—
Income (loss) before provision
(benefit) for income taxes	30,372	30,372	33,199	(2,567)	(62,486)	28,890
Provision (benefit) for income taxes	—	—	(1,791)	309	—	(1,482)
Net income (loss)	$30,372	$30,372	$34,990	$(2,876)	$(62,486)	$30,372

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	276	—	276
Unrealized loss on derivative instrument	—	—	—	(1,131)	—	(1,131)
Total comprehensive income (loss)	$30,372	$30,372	$34,990	$(3,731)	$(62,486)	$29,517

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended June 28, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$330,469	$78,742	$—	$409,211
Cost of products sold	—	—	261,417	60,389	—	321,806
Gross profit	—	—	69,052	18,353	—	87,405
Operating expenses:
Selling, general and
administrative expenses	—	5,463	29,351	16,142	—	50,956
Intercompany administrative
charges	—	—	4,057	1,689	(5,746)	—
Amortization of intangible assets	—	—	3,917	1,295	—	5,212
Total operating expenses	—	5,463	37,325	19,126	(5,746)	56,168
Operating earnings (loss)	—	(5,463)	31,727	(773)	5,746	31,237
Foreign currency gain	—	—	—	477	—	477
Intercompany interest	—	13,341	(12,911)	(430)	—	—
Interest expense	—	(17,238)	(8)	(1)	—	(17,247)
Interest income	—	2	12	8	—	22
Tax receivable agreement liability adjustment	—	3,942	—	—	—	3,942
Intercompany administrative income	—	5,746	—	—	(5,746)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	330	18,820	(719)	—	18,431
Equity in subsidiaries' income (loss)	11,380	11,050	—	—	(22,430)	—
Income (loss) before provision
(benefit) for income taxes	11,380	11,380	18,820	(719)	(22,430)	18,431
Provision (benefit) for income taxes	—	—	(1,346)	8,397	—	7,051
Net income (loss)	$11,380	$11,380	$20,166	$(9,116)	$(22,430)	$11,380

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	4,299	—	4,299
Unrealized loss on derivative instrument	—	—	—	(576)	—	(576)
Total comprehensive income (loss)	$11,380	$11,380	$20,166	$(5,393)	$(22,430)	$15,103

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended July 4, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$765,650	$112,732	$—	$878,382
Cost of products sold	—	—	606,574	86,784	—	693,358
Gross profit	—	—	159,076	25,948	—	185,024
Operating expenses:
Selling, general and
administrative expenses	—	16,568	94,779	29,581	—	140,928
Intercompany administrative
charges	—	—	14,946	2,722	(17,668)	—
Amortization of intangible assets	—	—	10,118	2,364	—	12,482
Total operating expenses	—	16,568	119,843	34,667	(17,668)	153,410
Operating earnings (loss)	—	(16,568)	39,233	(8,719)	17,668	31,614
Foreign currency loss	—	—	—	(1,032)	—	(1,032)
Intercompany interest	—	31,592	(29,721)	(1,871)	—	—
Interest expense	—	(37,784)	1	(9)	—	(37,792)
Interest income	—	2	13	11	—	26
Tax receivable agreement liability adjustment	—	(15,179)	—	—	—	(15,179)
Intercompany administrative income	—	17,668	—	—	(17,668)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(20,269)	9,526	(11,620)	—	(22,363)
Equity in subsidiaries' income (loss)	(18,487)	1,782	—	—	16,705	—
Income (loss) before benefit
for income taxes	(18,487)	(18,487)	9,526	(11,620)	16,705	(22,363)
Benefit for income taxes	—	—	(3,371)	(505)	—	(3,876)
Net income (loss)	$(18,487)	$(18,487)	$12,897	$(11,115)	$16,705	$(18,487)

Other comprehensive loss:
Foreign currency translation adjustments	—	—	—	(7,170)	—	(7,170)
Unrealized gain on derivative instrument	—	—	—	971	—	971
Total comprehensive income (loss)	$(18,487)	$(18,487)	$12,897	$(17,314)	$16,705	$(24,686)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended June 28, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$552,537	$126,139	$—	$678,676
Cost of products sold	—	—	452,737	98,721	—	551,458
Gross profit	—	—	99,800	27,418	—	127,218
Operating expenses:
Selling, general and
administrative expenses	—	11,514	62,030	31,492	—	105,036
Intercompany administrative
charges	—	—	8,246	3,527	(11,773)	—
Amortization of intangible assets	—	—	7,844	2,690	—	10,534
Total operating expenses	—	11,514	78,120	37,709	(11,773)	115,570
Operating earnings (loss)	—	(11,514)	21,680	(10,291)	11,773	11,648
Foreign currency gain	—	—	—	249	—	249
Intercompany interest	—	32,017	(30,265)	(1,752)	—	—
Interest expense	—	(35,744)	(19)	(2)	—	(35,765)
Interest income	—	3	20	23	—	46
Tax receivable agreement liability adjustment	—	(431)	—	—	—	(431)
Loss on modification or
extinguishment of debt	—	(21,364)	—	—	—	(21,364)
Intercompany administrative income	—	11,773	—	—	(11,773)	—
Loss before equity in
subsidiaries' income (loss)	—	(25,260)	(8,584)	(11,773)	—	(45,617)
Equity in subsidiaries' income (loss)	(40,198)	(14,938)	—	—	55,136	—
Loss before provision (benefit)
for income taxes	(40,198)	(40,198)	(8,584)	(11,773)	55,136	(45,617)
Provision (benefit) for income taxes	—	—	(9,975)	4,556	—	(5,419)
Net income (loss)	$(40,198)	$(40,198)	$1,391	$(16,329)	$55,136	$(40,198)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(361)	—	(361)
Unrealized loss on derivative instrument	—	—	—	(933)	—	(933)
Total comprehensive income (loss)	$(40,198)	$(40,198)	$1,391	$(17,623)	$55,136	$(41,492)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of July 4, 2015
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$26,426	$(4,494)	$13,934	$—	$35,866
Accounts receivable, net	—	—	224,632	35,108	—	259,740
Inventories:
Raw materials	—	—	64,014	6,666	—	70,680
Work in process	—	—	24,242	1,663	—	25,905
Finished goods	—	—	56,480	17,079	—	73,559
Total inventory	—	—	144,736	25,408	—	170,144
Prepaid expenses and other
current assets	—	1,094	23,898	6,469	—	31,461
Deferred income taxes	—	—	8,195	—	—	8,195
Total current assets	—	27,520	396,967	80,919	—	505,406
Investments in subsidiaries	(119,586)	(35,583)	—	—	155,169	—
Property and Equipment, at cost:
Land	—	—	7,387	814	—	8,201
Buildings and improvements	—	—	61,363	4,857	—	66,220
Machinery and equipment	—	2,747	349,740	17,429	—	369,916
	—	2,747	418,490	23,100	—	444,337
Less accumulated depreciation	—	(1,608)	(275,788)	(8,718)	—	(286,114)
Total property and equipment, net	—	1,139	142,702	14,382	—	158,223
Other Assets:
Intangible assets, net	—	—	122,514	20,189	—	142,703
Goodwill	—	—	447,514	31,280	—	478,794
Intercompany note receivable	—	974,510	—	—	(974,510)	—
Other	—	24,809	2,900	—	—	27,709
Total other assets	—	999,319	572,928	51,469	(974,510)	649,206
	$(119,586)	$992,395	$1,112,597	$146,770	$(819,341)	$1,312,835

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$123	$74,229	$19,794	$—	$94,146
Accrued expenses	—	22,680	107,229	18,926	—	148,835
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	27,103	181,458	38,720	—	247,281
Deferred income taxes	—	—	15,408	5,622	—	21,030
Intercompany note payable	—	—	866,234	108,276	(974,510)	—
Payable to related parties pursuant to
tax receivable agreement	—	26,096	—	—	—	26,096
Other long-term liabilities	—	6,887	75,266	3,966	—	86,119
Long-term debt, less current portion	—	1,051,895	—	—	—	1,051,895
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	680	680	—	—	(680)	680
Additional paid-in-capital	746,914	746,914	629,053	21,783	(1,397,750)	746,914
(Accumulated deficit) retained earnings	(840,999)	(840,999)	(640,284)	(20,816)	1,502,099	(840,999)
Accumulated other
comprehensive loss	(26,181)	(26,181)	(14,538)	(10,781)	51,500	(26,181)
Total stockholders' (deficit) equity	(119,586)	(119,586)	(25,769)	(9,814)	155,169	(119,586)
	$(119,586)	$992,395	$1,112,597	$146,770	$(819,341)	$1,312,835

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$23,555	$(5,845)	$15,452	$—	$33,162
Accounts receivable, net	—	—	153,791	33,888	—	187,679
Inventories:
Raw materials	—	—	65,772	10,695	—	76,467
Work in process	—	—	32,653	1,725	—	34,378
Finished goods	—	—	54,415	14,653	—	69,068
Total inventory	—	—	152,840	27,073	—	179,913
Prepaid expenses and other
current assets	—	1,044	25,840	4,924	—	31,808
Deferred income taxes	—	—	7,680	—	—	7,680
Total current assets	—	24,599	334,306	81,337	—	440,242
Investments in subsidiaries	(96,668)	(64,046)	—	—	160,714	—
Property and Equipment, at cost:
Land	—	—	7,085	882	—	7,967
Buildings and improvements	—	—	60,211	5,447	—	65,658
Machinery and equipment	—	2,794	348,951	16,974	—	368,719
	—	2,794	416,247	23,303	—	442,344
Less accumulated depreciation	—	(2,083)	(271,156)	(8,138)	—	(281,377)
Total property and equipment, net	—	711	145,091	15,165	—	160,967
Other Assets:
Intangible assets, net	—	—	123,333	24,376	—	147,709
Goodwill	—	—	442,233	33,879	—	476,112
Intercompany note receivable	—	953,510	—	—	(953,510)	—
Other	—	26,784	2,761	—	—	29,545
Total other assets	—	980,294	568,327	58,255	(953,510)	653,366
	$(96,668)	$941,558	$1,047,724	$154,757	$(792,796)	$1,254,575

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$239	$66,452	$17,473	$—	$84,164
Accrued expenses	—	19,907	110,290	17,128	—	147,325
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	24,446	176,742	34,601	—	235,789
Deferred income taxes	—	—	14,719	6,087	—	20,806
Intercompany note payable	—	—	844,258	109,252	(953,510)	—
Payable to related parties pursuant to
tax receivable agreement	—	10,917	—	—	—	10,917
Other long-term liabilities	—	13,946	76,923	3,945	—	94,814
Long-term debt	—	988,917	—	—	—	988,917
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	679	679	—	—	(679)	679
Additional paid-in-capital	745,140	745,140	602,801	16,010	(1,363,951)	745,140
(Accumulated deficit) retained earnings	(822,512)	(822,512)	(653,181)	(9,701)	1,485,394	(822,512)
Accumulated other
comprehensive income (loss)	(19,975)	(19,975)	(14,538)	(5,437)	39,950	(19,975)
Total stockholders' (deficit) equity	(96,668)	(96,668)	(64,918)	872	160,714	(96,668)
	$(96,668)	$941,558	$1,047,724	$154,757	$(792,796)	$1,254,575

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 4, 2015
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(18,487)	$(18,487)	$12,897	$(11,115)	$16,705	$(18,487)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	200	25,520	3,677	—	29,397
Fair-value premium on purchased inventory	—	—	54	—	—	54
Non-cash restructuring costs	—	—	—	805	—	805
Non-cash interest expense, net	—	6,661	—	—	—	6,661
Loss on foreign currency transactions	—	—	—	1,032	—	1,032
Stock based compensation	—	1,145	—	—	—	1,145
Deferred income taxes	—	—	(3,256)	—	—	(3,256)
Tax receivable agreement liability adjustment	—	15,179	—	—	—	15,179
Increase in tax uncertainty,
net of valuation allowance	—	—	147	—	—	147
Equity in subsidiaries' net income (loss)	18,487	(1,782)	—	—	(16,705)	—
Other	—	—	(57)	—	—	(57)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(64,652)	(3,913)	—	(68,565)
Inventories	—	—	10,777	(409)	—	10,368
Prepaid expenses and other assets	—	463	2,478	(1,227)	—	1,714
Accounts payable	—	(116)	12,975	(3,717)	—	9,142
Accrued expenses	—	(4,360)	4,787	(3,362)	—	(2,935)
Cash payments on restructuring liabilities	—	—	(375)	(1,075)	—	(1,450)
Other	—	(15)	(269)	—	—	(284)
Net cash provided by (used in)
operating activities	—	(1,112)	1,026	(19,304)	—	(19,390)
Cash flows from investing activities:
Acquisitions	—	—	(21,000)	—	—	(21,000)
Capital expenditures	—	(539)	(11,254)	(1,573)	—	(13,366)
Proceeds from sale of assets	—	—	73	19	—	92
Net cash used in
investing activities	—	(539)	(32,181)	(1,554)	—	(34,274)
Cash flows from financing activities:
Net revolver borrowings	—	60,000	—	—	—	60,000
Payments on long-term debt	—	(2,150)	—	—	—	(2,150)
Proceeds from exercises of employee stock options	—	648	—	—	—	648
Proceeds from intercompany
investment	—	(53,976)	32,506	21,470	—	—
Net cash provided by
financing activities	—	4,522	32,506	21,470	—	58,498
Impact of exchange rate movements on cash	—	—	—	(2,130)	—	(2,130)
Net increase (decrease) in cash
and cash equivalents	—	2,871	1,351	(1,518)	—	2,704
Cash and cash equivalents at the
beginning of the period	—	23,555	(5,845)	15,452	—	33,162
Cash and cash equivalents at the end
of the period	$—	$26,426	$(4,494)	$13,934	$—	$35,866

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 28, 2014
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(40,198)	$(40,198)	$1,391	$(16,329)	$55,136	$(40,198)
Adjustments to reconcile net income (loss)
to cash used in operating activities:
Depreciation and amortization expense	—	274	18,688	3,576	—	22,538
Fair-value decrease of contingent acquisition liability	—	—	(264)	—	—	(264)
Non-cash restructuring expense	—	—	—	2,193	—	2,193
Non-cash interest expense, net	—	8,390	—	—	—	8,390
Gain on foreign currency transactions	—	—	—	(249)	—	(249)
Non-cash litigation expense	—	—	4,670	—	—	4,670
Loss on modification or extinguishment of debt	—	21,364	—	—	—	21,364
Stock based compensation	—	973	—	—	—	973
Deferred income taxes	—	—	(4,994)	5,424	—	430
Tax receivable agreement liability adjustment	—	431	—	—	—	431
Increase (reduction) in tax uncertainty,
net of valuation allowance	—	—	185	—	—	185
Equity in subsidiaries' net loss	40,198	14,938	—	—	(55,136)	—
Other	—	—	(29)	(160)	—	(189)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(79,836)	(17,910)	—	(97,746)
Inventories	—	—	(13,721)	(5,667)	—	(19,388)
Prepaid expenses and other
assets	—	(142)	(2,415)	349	—	(2,208)
Accounts payable	—	128	9,312	8,434	—	17,874
Accrued expenses	—	(10,452)	6,580	2,598	—	(1,274)
Cash payments on restructuring liabilities	—	—	(427)	(2,980)	—	(3,407)
Other	—	12	(433)	(220)	—	(641)
Net cash used in
operating activities	—	(4,282)	(61,293)	(20,941)	—	(86,516)
Cash flows from investing activities:
Capital expenditures	—	(816)	(8,233)	(938)	—	(9,987)
Proceeds from sale of assets	—	—	99	635	—	734
Net cash used in
investing activities	—	(816)	(8,134)	(303)	—	(9,253)
Cash flows from financing activities:
Proceeds from long-term debt	—	927,850	—	—	—	927,850
Net revolver borrowings	—	40,000	—	—	—	40,000
Payments on long-term debt	—	(852,000)	—	—	—	(852,000)
Payment of tender and early call premiums	—	(61,142)	—	—	—	(61,142)
Proceeds from intercompany
investment	—	(78,547)	65,150	13,397	—	—
Proceeds from exercises of employee stock options	—	1,073	—	—	—	1,073
Debt issuance costs paid	—	(14,625)	—	—	—	(14,625)
Net cash provided by (used in)
financing activities	—	(37,391)	65,150	13,397	—	41,156
Impact of exchange rate movement
on cash	—	—	—	(200)	—	(200)
Net decrease in cash
and cash equivalents	—	(42,489)	(4,277)	(8,047)	—	(54,813)
Cash and cash equivalents at the
beginning of the period	—	57,800	(4,970)	16,971	—	69,801
Cash and cash equivalents at the end
of the period	$—	$15,311	$(9,247)	$8,924	$—	$14,988

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

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 47% and 53% of our net sales, respectively, for the three months ended July 4, 2015.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer, roofing, and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

Since Ply Gem incorporated in 2004, we have acquired ten additional businesses to complement and expand our product portfolio and geographic diversity, including one acquisition during 2014 and one during 2015.  On September 19, 2014, we acquired all of the issued and outstanding shares of common stock of Fortune Brands Windows, Inc. ("Simonton"), a manufacturer of windows, for a purchase price of $130.0 million. On May 29, 2015, we acquired substantially all of the assets of Canyon Stone, Inc. (“Canyon Stone”), a manufacturer of stone veneer, for a purchase price of $21.0 million. Simonton is included in our Windows and Doors segment while Canyon Stone is included in our Siding, Fencing, and Stone segment.

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

	For the three months ended		For the six months ended
(Amounts in thousands)	July 4, 2015	June 28, 2014	July 4, 2015	June 28, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$238,573	$227,948	$395,015	$365,003
Windows and Doors	263,761	181,263	483,367	313,673
Operating earnings (loss)
Siding, Fencing and Stone	44,687	37,766	55,008	44,729
Windows and Doors	9,580	(1,066)	(6,826)	(21,567)
Unallocated	(8,603)	(5,463)	(16,568)	(11,514)
Foreign currency gain (loss)
Siding, Fencing and Stone	(8)	217	(261)	74
Windows and Doors	(90)	260	(771)	175
Interest income (expense), net
Siding, Fencing and Stone	9	7	3	1
Windows and Doors	7	4	13	21
Unallocated	(18,698)	(17,236)	(37,782)	(35,741)
Income tax (provision) benefit
Unallocated	1,482	(7,051)	3,876	5,419
Tax Receivable Agreement liability adjustment
Unallocated	2,006	3,942	(15,179)	(431)
Loss on modification or
extinguishment of debt
Unallocated	—	—	—	(21,364)

Net income (loss)	$30,372	$11,380	$(18,487)	$(40,198)

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	July 4, 2015		June 28, 2014
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$238,573	100.0%	$227,948	100.0%
Gross profit	70,700	29.6%	62,239	27.3%
SG&A expense	22,821	9.6%	21,188	9.3%
Amortization of intangible assets	3,192	1.3%	3,285	1.4%
Operating earnings	44,687	18.7%	37,766	16.6%
Currency transaction gain (loss)	(8)	—%	217	0.1%

Net Sales

Net sales for the three months ended July 4, 2015 increased $10.6 million or 4.7% as compared to the three months ended June 28, 2014. The net sales increase resulted predominantly from higher net sales in the United States of approximately $13.3 million partially offset by lower net sales in Canada of approximately $2.7 million. The U.S. net sales increase was driven by higher sales of our metal accessory products that resulted from new business wins as well as improved market conditions. In addition, we achieved higher sales of our PVC trim products during the three months ended July 4, 2015 relative to the three months ended June 28, 2014 as we only introduced this product into our portfolio during 2013. Finally, we experienced a net sales increase of $2.9 million during the three months ended July 4, 2015, which is related to our acquisition of Canyon Stone, which was completed on May 29, 2015. Excluding this acquisition, our Siding, Fencing, and Stone net sales increased $7.7 million or 3.4% during the three months ended July 4, 2015 as compared to the three months ended June 28, 2014. These net sales increases were also complemented by higher selling prices that were achieved during the three months ended July 4, 2015.

For the three months ended July 4, 2015 and June 28, 2014, the percentage of net sales in vinyl siding and metal accessories represented approximately 61.6% and 23.9% and 63.5% and 22.4%, respectively, of our net sales with our net sales of other products comprising approximately 14.5% and 14.1%, respectively. The 40 basis point increase in other product sales resulted from the Canyon Stone acquisition.

The U.S. new construction housing market has demonstrated measured improvement, which according to the U.S. Census Bureau single family housing starts increased by 4.6% during the first quarter of 2015 relative to the first quarter of 2014. Our building products typically are installed on a new construction residential home 90 to 120 days after the start of the home, therefore the single family housing starts in the preceding three-month period directly impacts the demand for our products in the current three month period. In addition, residential remodeling market conditions also demonstrated improvement as, according to the Leading Indicator of Remodeling Activity Index (“LIRA”), the 2015 second quarter trailing twelve months increased by 4.3% compared to the prior year period. The improvement in single family housing starts and remodeling expenditures is evidenced by the Vinyl Siding Institute reporting that U.S. vinyl siding industry shipments increased 3.7% while unit shipments in Canada were flat for the second quarter of 2015 relative to the same period in 2014.

The improving conditions in the U.S. housing market and the sales growth of our metal accessories and PVC trim products, were partially offset by depressed market conditions in Canada where the weakening Canadian dollar negatively impacted our net sales by approximately $4.5 million during the three months ended July 4, 2015 compared to the three months ended June 28, 2014. During the three months ended July 4, 2015, the Canadian dollar weakened 11.3% relative to the three months ended June 28, 2014. Excluding the negative foreign currency impact, our net sales in Canada would have increased $1.8 million.

Gross Profit

Gross profit for the three months ended July 4, 2015 increased $8.5 million or 13.6% as compared to the three months ended June 28, 2014. Excluding the impact of the Canyon Stone acquisition which was completed on May 29, 2015 and contributed increased gross profit of approximately $0.8 million, our gross profit increased $7.7 million or 12.3%. The gross profit increase resulted predominantly from the 4.7% net sales increase from improved sales performance as previously discussed, partially offset by the weakening of the Canadian dollar. During the three months ended July 4, 2015, we also experienced favorable raw material cost pricing relative to the three months ended June 28, 2014, specifically PVC resin and aluminum. The Midwest Ingot price of aluminum decreased approximately 8.0% during the three months ended July 4, 2015 relative to the three months ended June 28, 2014 while PVC resin decreased approximately 2.6% during the same period. This favorable material cost pricing increased gross profit by approximately $6.6 million during the three months ended July 4, 2015 relative to the three months ended June 28, 2014. In addition, our freight expense on a volume adjusted basis was favorable by approximately $1.0 million as a result of declining fuel prices.

As a percentage of net sales, gross profit increased from 27.3% for the three months ended June 28, 2014 to 29.6% for the three months ended July 4, 2015. The 230 basis point increase for the three months ended July 4, 2015 resulted from the net sales increase as well as improved selling prices, favorable material cost pricing, and favorable freight expense partially offset by the negative impact of the weakening of the Canadian dollar against the U.S. dollar.

Selling, general and administrative expenses

SG&A expense for the three months ended July 4, 2015 increased $1.6 million or 7.7% as compared to the three months ended June 28, 2014. The increase was due to higher incentive compensation expense of approximately $1.4 million and an additional $0.4 million of SG&A expense from the Canyon Stone acquisition during the three months ended July 4, 2015 relative to the three months ended June 28, 2014. As a percentage of net sales, SG&A expense primarily increased modestly from 9.3% for the three months ended June 28, 2014 to 9.6% for the three months ended July 4, 2015 from increased incentive compensation expense.

Amortization of intangible assets

Amortization expense for the three months ended July 4, 2015 decreased by $0.1 million or 2.8% consistent with the prior year period. As a percentage of net sales, amortization expense was consistent at 1.3% for the three months ended July 4, 2015 compared to 1.4% for the three months ended June 28, 2014.

Currency transaction loss

The currency transaction loss for the three months ended July 4, 2015 was a nominal $0.0 million resulting from the impact of the Canadian dollar devaluation. The currency transaction gain for the three months ended June 28, 2014 was a nominal $0.2 million resulting from the fluctuation in the Canadian dollar during the period.

	For the six months ended
(Amounts in thousands)	July 4, 2015		June 28, 2014
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$395,015	100.0%	$365,003	100.0%
Gross profit	105,471	26.7%	92,307	25.3%
SG&A expense	44,195	11.2%	40,943	11.2%
Amortization of intangible assets	6,268	1.6%	6,635	1.8%
Operating earnings	55,008	13.9%	44,729	12.3%
Currency transaction gain (loss)	(261)	(0.1)%	74	—%

Net Sales

Net sales for the six months ended July 4, 2015 increased $30.0 million or 8.2% as compared to the six months ended June 28, 2014. The net sales increase resulted predominantly from higher net sales in the United States of approximately $32.9 million partially offset by lower net sales in Canada of approximately $2.9 million. The U.S. net sales increase resulted primarily from improved market conditions reflected in industry metrics. Our building products typically are installed on a new construction residential home 90 to 120 days after the start of the home, therefore the single family housing starts in the preceding three-month period directly impacts the demand for our products in the current period. According to the U.S. Census Bureau single family housing starts increased 9.1% during the six months ended in the first quarter of 2015 relative to the comparable prior year period. According to the LIRA, remodeling activity summarized by homeowner improvements increased 5.4% during the six months ended July 4, 2015 compared to the six months ended June 28, 2014. These improved U.S. industry conditions resulted in increased net sales of approximately $6.2 million, $12.1 million, and $6.6 million for vinyl siding, metal accessory products, and PVC trim, respectively. We experienced increased PVC trim net sales during the six months ended July 4, 2015 relative to the six months ended June 28, 2014 as this product was only introduced into our portfolio during 2013, while the vinyl siding and metal accessory increases resulted predominantly from new business wins and improving industry conditions. We also experienced higher selling prices during the six months ended July 4, 2015 as compared to the comparable period in 2014. Finally, our net sales for the six months ended July 4, 2015 were positively impacted by the timing of the Company’s fiscal calendar which provided four additional shipping days during the first six months of 2015 relative to the first six months of 2014.

For the six months ended July 4, 2015 and June 28, 2014, the percentage of net sales in vinyl siding and metal accessories represented approximately 61.5% and 24.4% and 63.1% and 23.1%, respectively, of our net sales with our net sales of other products comprising approximately 14.1% and 13.8%, respectively. In addition to higher sales for vinyl siding, metal accessories, and PVC trim we experienced a net sales increase of $2.9 million during the six months ended July 4, 2015 for the Canyon Stone acquisition which was completed on May 29, 2015. This acquisition contributed to the increase in our other products net sales during the six months ended July 4, 2015. Excluding this acquisition, our Siding, Fencing, and Stone net sales increased $27.1 million or 7.4% during the six months ended July 4, 2015 as compared to the six months ended June 28, 2014.

The improved U.S. market conditions are further evidenced by the Vinyl Siding Institute reporting that U.S. vinyl siding industry shipments increased 3.2% during the six months ended July 4, 2015 while shipments in Canada decreased 1.0% for the six months ended June 28, 2014. Our U.S. market position in vinyl siding for the six months ended July 4, 2015 and June 28, 2014 was 38.3% and 39.3%, respectively, while our share of the Canadian vinyl siding market increased from 25.8% to 28.1% during the first six months of 2015 relative to the same six month period in 2014. The improved U.S. market conditions were partially offset by depressed industry conditions in Canada where the deteriorating Canadian dollar negatively impacted our net sales by approximately $7.5 million during the six months ended July 4, 2015. During the six months ended July 4, 2015 the Canadian dollar deteriorated 11.2% relative to the six months ended June 28, 2014. Excluding the negative foreign currency impact, our net sales in Canada would have increased $4.2 million.

Gross Profit

Gross profit for the six months ended July 4, 2015 increased $13.2 million or 14.3% as compared to the six months ended June 28, 2014. Excluding the impact of the Canyon Stone acquisition, which was completed on May 29, 2015, and contributed increased gross profit of approximately $0.8 million, our gross profit increased $12.4 million or 13.4%. The gross profit increase resulted from the 8.2% net sales increase resulting from improved market and weather conditions in the United States partially offset by the weakening of the Canadian dollar. The higher volumes experienced during the six months ended July 4, 2015 enabled us to increase our operating leverage and cover fixed manufacturing costs relative to the lower volumes experienced during the six months ended June 28, 2014. This operating leverage combined with increased average selling prices, lower freight expenses, and favorable material cost pricing during the six months ended July 4, 2015 relative to the six months ended June 28, 2014 improved our gross profit. For material costs, PVC resin decreased 2.0% during the six months ended July 4, 2015 relative to the six months ended June 28, 2014. The favorable impact from higher selling prices and favorable material cost pricing and lower freight expense were partially offset by the negative impact of the weakening of the Canadian dollar.

As a percentage of net sales, gross profit increased from 25.3% for the six months ended June 28, 2014 to 26.7% for the six months ended July 4, 2015. The 140 basis point increase for the six months ended July 4, 2015 resulted from improved operating leverage from the 8.2% net sales increase as well as improved selling prices, favorable material cost pricing, and favorable freight expense.

Selling, general and administrative expenses

SG&A expense for the six months ended July 4, 2015 increased $3.3 million or 7.9% as compared to the six months ended June 28, 2014. The increase related predominantly to higher incentive compensation expense of approximately $1.4 million, an additional $0.4 million of SG&A expense from the Canyon Stone acquisition, and higher sales and marketing expenses related to the 8.2% net sales increase during the six months ended July 4, 2015 relative to the six months ended June 28, 2014. As a percentage of net sales, SG&A expense remained consistent at approximately 11.2% during the six months ended July 4, 2015 and June 28, 2014.

Amortization of intangible assets

Amortization expense for the six months ended July 4, 2015 decreased by $0.4 million or 5.5% as a result of the negative 11.2% movement in the Canadian dollar relative to the U.S. dollar during the six months ended July 4, 2015. As a percentage of net sales, amortization expense was 1.6% for the six months ended July 4, 2015 as compared to 1.8% for the six months ended June 28, 2014 resulting from the negative Canadian dollar exchange rate movement during the six months ended July 4, 2015.

Currency transaction loss

The currency transaction loss for the six months ended July 4, 2015 was a nominal $0.3 million resulting from the impact of the Canadian dollar devaluation. The currency transaction gain for the six months ended June 28, 2014 was a nominal $0.0 million.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	July 4, 2015		June 28, 2014
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$263,761	100.0%	$181,263	100.0%
Gross profit	54,043	20.5%	25,166	13.9%
SG&A expense	41,372	15.7%	24,305	13.4%
Amortization of intangible assets	3,091	1.2%	1,927	1.1%
Operating earnings (loss)	9,580	3.6%	(1,066)	(0.6)%
Currency transaction gain (loss)	(90)	—%	260	0.1%

Net Sales

Net sales for the three months ended July 4, 2015 increased $82.5 million or 45.5% as compared to the three months ended June 28, 2014. The net sales increase for the three months ended July 4, 2015 was primarily related to our Simonton acquisition, which was completed on September 19, 2014, and accounted for increased net sales of $86.5 million during the three months ended July 4, 2015. Excluding Simonton, our Windows and Doors’ net sales decreased $4.0 million or 2.2% during the three months ended July 4, 2015 compared to the three months ended June 28, 2014. The net sales decrease resulted from higher net sales in the United States for our U.S. window products of approximately $8.0 million more than offset by lower net sales for our Western Canadian business of approximately $12.0 million. The U.S. net sales increase resulted from improved market conditions reflected in industry metrics. Our building products typically are installed on a new construction residential home 90 to 120 days after the start of the home, therefore the single family housing starts in the preceding three month period directly impacts the demand for our products in the current three month period. According to the U.S. Census Bureau, single family housing starts increased 4.6% during the first quarter of 2015 relative to the first quarter of 2014. In addition to the improved industry conditions in the United States, our Windows and Doors selling prices increased for our window products from price increases that we have implemented and favorable product mix that resulted from a higher proportion of our window sales being derived from our vinyl windows which typically carry a higher selling price than our aluminum windows. The impact of higher selling prices that resulted from our price increases and favorable product mix is estimated to have increased our average selling price for our U.S. window products by 5.0% which contributed higher net sales of approximately $6.8 million for the three months ended July 4, 2015.

These increases in the U.S. market were more than offset by a 28.5% decrease in net sales in our Western Canadian business during the three months ended July 4, 2015 compared to the three months ended June 28, 2014. The housing market conditions within the prairie provinces of Western Canada, in which a majority of our Western Canadian business' net sales are generated, has experienced demand softness due to declining world oil prices on this heavily dependent energy industrial area. The weakening of the Canadian dollar also negatively impacted our net sales by approximately $3.0 million during the three months ended July 4, 2015 compared to the three months ended June 28, 2014. During the three months ended July 4, 2015, the Canadian dollar weakened 11.3% against the U.S. dollar relative to the three months ended June 28, 2014.

Gross Profit

Gross profit for the three months ended July 4, 2015 increased $28.9 million or 114.7% as compared to the three months ended June 28, 2014. Our gross profit was favorably impacted by the Simonton acquisition, which was completed on September 19, 2014, and contributed gross profit of approximately $24.1 million during the three months ended July 4, 2015. Adjusting for the Simonton acquisition, our gross profit for the three months ended July 4, 2015 increased by approximately $4.8 million or 18.9%. This gross profit increase can be attributed to the continued improvement in our U.S. windows business, which was driven by improved net pricing and favorable product mix that resulted in a 5.0% increase in average selling price during the three months ended July 4, 2015. In addition to the average sales price improvement, we have improved our operational efficiencies as a result of our “enterprise lean” initiative which continues to streamline our window product offering by providing additional manufacturing flexibility as well as our improved sales and operations planning process that is intended to provide better resource planning which will help to minimize ramp up costs that result from spikes in demand within a geographical area. Overall, our gross profit increased approximately $6.2 million for our U.S. windows business but decreased approximately $1.4 million for our Western Canadian business during the three months ended July 4, 2015 compared to the three months ended June 28, 2014. The decrease in our Canadian gross profit is largely attributed to the negative impact of foreign currency resulting from the weakening of the Canadian dollar.

As a percentage of net sales, gross profit excluding Simonton, increased from 13.9% for the three months ended June 28, 2014 to 16.9% for the three months ended July 4, 2015. The 300 basis point net increase in gross profit was driven by a 350 basis point improvement in U.S. windows gross profit performance resulting from improved net pricing and operational efficiencies while Western Canada achieved a 260 basis point increase from improved net pricing and operational efficiencies, partially offset by a negative foreign currency impact.

Selling, general and administrative expenses

SG&A expense for the three months ended July 4, 2015 increased $17.1 million or 70.2% compared to the three months ended June 28, 2014. The SG&A expense increase relates to the Simonton acquisition, which was completed on September 19, 2014, and contributed $17.9 million of SG&A expense for the three months ended July 4, 2015. Excluding Simonton, our Windows and Doors’ SG&A expense actually decreased a nominal $0.8 million or 3.5%.

Excluding Simonton, SG&A expense as a percentage of net sales was consistent at approximately 13.2% for the three months ended July 4, 2015 compared to 13.4% for the three months ended June 28, 2014.

Amortization of intangible assets

Amortization expense for the three months ended July 4, 2015 increased $1.2 million or 60.4% compared to the three months ended June 28, 2014. The increase in amortization expense for the three months ended July 4, 2015 was due to the additional intangible assets acquired in the Simonton acquisition that was completed on September 19, 2014. As a percentage of net sales, amortization expense remained consistent at 1.1% after excluding the impact of the Simonton acquisition for the three months ended July 4, 2015 compared to the three months ended June 28, 2014.

Currency transaction loss

The currency transaction loss of approximately $0.1 million for the three months ended July 4, 2015 increased approximately $0.4 million or 134.6% due to the 11.3% weakening of the Canadian dollar relative to the U.S. dollar during the three months ended July 4, 2015 as compared to the three months ended June 28, 2014.

	For the six months ended
(Amounts in thousands)	July 4, 2015		June 28, 2014
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$483,367	100.0%	$313,673	100.0%
Gross profit	79,553	16.5%	34,911	11.1%
SG&A expense	80,165	16.6%	52,579	16.8%
Amortization of intangible assets	6,214	1.3%	3,899	1.2%
Operating loss	(6,826)	(1.4)%	(21,567)	(6.9)%
Currency transaction gain (loss)	(771)	(0.2)%	175	0.1%

Net Sales

Net sales for the six months ended July 4, 2015 increased $169.7 million or 54.1% as compared to the six months ended June 28, 2014. The net sales increase for the six months ended July 4, 2015 was predominantly related to our Simonton acquisition, which was completed on September 19, 2014, and accounted for increased net sales of $149.9 million during the six months ended July 4, 2015. Excluding Simonton, our Windows and Doors’ net sales increased $19.8 million or 6.3% during the six months ended July 4, 2015 compared to the six months ended June 28, 2014. The net sales increase resulted from higher net sales in the United States for our U.S. window products of approximately $30.4 million offset by lower net sales for our Western Canadian business of approximately $10.6 million. The U.S. net sales increase resulted from improved market and weather conditions which are reflected in industry metrics. The 2014 winter weather had a negative impact on the new construction market to which our Windows and Doors market is highly aligned. Our building products typically are installed on a new construction residential home 90 to 120 days after the start of the home, therefore the single family housing starts in the preceding three month period directly impacts the demand for our products in the current period. The improved weather and overall housing market conditions was evidenced by the U.S. Census Bureau reporting that single family housing starts increased 9.1% during the six months ended in the first quarter of 2015 relative to the comparable prior year period. In addition to the improved U.S. industry and weather conditions, our Windows and Doors’ selling prices increased for our window products from price increases that we have implemented and favorable product mix that resulted from a higher proportion of our window sales being derived from our vinyl windows which typically carry a higher selling price than our aluminum windows. The impact of higher selling prices that resulted from our price increases and favorable product mix is estimated to have increased our average selling price for our U.S. window products by 5.2% which contributed higher net sales of approximately $12.8 million for the six months ended July 4, 2015. Furthermore, our net sales for the six months ended July 4, 2015 were positively impacted by the timing of the Company’s fiscal calendar which provided four additional shipping days for the six months ended July 4, 2015 relative to the six months ended June 28, 2014.

These increases in the U.S. market were more than offset by a 14.9% decrease in net sales in our Western Canadian business during the six months ended July 4, 2015 compared to the six months ended June 28, 2014. The housing market conditions within the prairie provinces of Western Canada, in which a majority of our Western Canadian business' net sales are generated, has experienced demand softness due to declining world oil prices on this heavily dependent energy industrial area.

The weakening of the Canadian dollar negatively impacted our net sales by approximately $6.8 million during the six months ended July 4, 2015 compared to the six months ended June 28, 2014. During the six months ended July 4, 2015, the Canadian dollar weakened 11.2% against the U.S. dollar relative to the six months ended June 28, 2014.

Gross Profit

Gross profit for the six months ended July 4, 2015 increased $44.6 million or 127.9% as compared to the six months ended June 28, 2014. Our gross profit was favorably impacted by the Simonton acquisition, which was completed on September 19, 2014, and contributed gross profit of approximately $36.3 million for the six months ended July 4, 2015. Adjusting for the Simonton acquisition, our gross profit for the six months ended July 4, 2015 increased by approximately $8.3 million or 23.8%. This gross profit increase can be attributed to the continued improvement in our U.S. windows business which was driven by improved net pricing and favorable product mix that resulted in a 5.2% increase in average selling price during the six months ended July 4, 2015. In addition to the average sales price improvement, we have improved our operational efficiencies as a result of our “enterprise lean” initiative which continues to streamline our window product offering by providing additional manufacturing flexibility as well as our improved sales and operations planning process that is intended to provide better resource planning which will help to minimize ramp up costs that result from spikes in demand within a geographical area. Our Windows and Doors segment also experienced lower freight expense of approximately $0.5 million from declining fuel prices which contributed to the gross profit increase during the six months ended July 4, 2015 relative to the six months ended June 28, 2014.

Overall, our gross profit increased approximately $10.1 million for our U.S. windows business but decreased approximately $1.8 million for our Western Canadian business during the six months ended July 4, 2015 compared to the six months ended June 28, 2014. The decrease in our Canadian gross profit is primarily attributable to lower sales that resulted from depressed market conditions in Western Canada and the negative impact from the deterioration of the Canadian dollar.

As a percentage of net sales, gross profit excluding Simonton, increased from 11.1% for the six months ended June 28, 2014 to 13.0% for the six months ended July 4, 2015. The 190 basis point net increase in gross profit was driven by a 260 basis point improvement in U.S. windows gross profit performance resulting from improved net pricing and operational efficiencies partially offset by an approximate 20 basis point decrease in Western Canadian gross profit performance from negative foreign currency and reduced operating leverage on the reduced sales level.

Selling, general and administrative expenses

SG&A expense for the six months ended July 4, 2015 increased $27.6 million or 52.5% compared to the six months ended June 28, 2014. The SG&A expense increase relates to the Simonton acquisition, which was completed on September 19, 2014, and contributed $34.2 million of SG&A expense for the six months ended July 4, 2015. Excluding Simonton, our Windows and Doors SG&A expense decreased $6.6 million or 12.5%. This SG&A expense decrease was predominantly related to a $5.0 million expense recognized in connection with a preliminary settlement of class action lawsuits during the six months ended June 28, 2014. The remaining decrease in SG&A expense related to $0.7 million in lower sales and marketing expenses for Western Canada due to the 14.9% net sales decrease and $1.3 million in lower personnel and integration costs during the six months ended July 4, 2015 relative to the six months ended June 28, 2014. These decreases were partially offset by increased incentive compensation of $0.8 million for the Windows and Doors segment during the six months ended July 4, 2015.

Excluding Simonton and the expense associated with the class action settlement, SG&A expense as a percentage of net sales was approximately 13.8% for the six months ended July 4, 2015 compared to 15.2% for the six months ended June 28, 2014. The SG&A expense decrease as a percentage of sales related to lower restructuring and integration costs for our Western Canadian business for the six months ended July 4, 2015 compared to the six months ended June 28, 2014. We incurred more SG&A expense in the six months ended June 28, 2014 as a result of combining two facilities into a single manufacturing facility in 2014.

Amortization of intangible assets

Amortization expense for the six months ended July 4, 2015 increased $2.3 million or 59.4% compared to the six months ended June 28, 2014. The increase in amortization expense for the six months ended July 4, 2015 is due to the additional intangible assets acquired in the Simonton acquisition that was completed on September 19, 2014. As a percentage of net sales, amortization expense remained consistent at 1.1% for the six months ended July 4, 2015 after excluding the impact of the Simonton acquisition for the six months ended July 4, 2015 compared to 1.2% for the six months ended June 28, 2014.

Currency transaction loss

The currency transaction loss of approximately $0.8 million for the six months ended July 4, 2015 increased approximately $0.9 million or 540.6% due to the 11.2% weakening of the Canadian dollar relative to the U.S. dollar during the six months ended July 4, 2015 as compared to the six months ended June 28, 2014.

Combined quarterly profitability and seasonality trend

During the three months ended July 4, 2015, the Company’s gross profit margin increased to 24.8% of net sales compared to 21.4% for the three months ended June 28, 2014. Excluding the impact of the Simonton acquisition, which was completed on September 19, 2014, and contributed gross profit of $24.1 million during the three months ended July 4, 2015, our gross profit margins would have been 24.2% for the three months ended July 4, 2015, an increase of approximately 280 basis points. This increase was primarily attributed to improved operating performance of our Windows and Doors segment specifically our U.S. Windows business which earned increased gross profit of $6.2 million from improved selling prices of approximately 5.0% partially offset by challenges within our Western Canadian whose results were negatively impacted by a deteriorating Canadian dollar and a declining Canadian housing market. Our Siding, Fencing, and Stone segment also contributed to the improved gross profit margins achieving an increase of $7.7 million during the three months ended July 4, 2015 excluding acquisitions resulting from increased average selling prices, lower freight expense, and favorable material cost pricing.

SG&A expense as a percentage of net sales was 14.5% for the three months ended July 4, 2015 as compared to 12.5% for the three months ended June 28, 2014. Excluding the impact of the Simonton acquisition, our SG&A expense as a percentage of net sales for the three months ended July 4, 2015 was 13.2% increasing primarily as a result of higher incentive compensation expense during the three months ended July 4, 2015. Simonton’s SG&A expenses are typically higher as percentage of net sales as its core business focuses on the repair and remodeling market and while this distribution network typically carries a higher gross profit margin it also requires increased marketing and other related SG&A expense compared to our existing U.S. Windows business which currently focuses on the new construction market.

To further clarify the trends in SG&A expenses for the Company as whole, Gienow and Mitten’s SG&A expenses are also higher as a percentage of sales at approximately 22.8% and 19.8%, respectively, compared to the Company's overall SG&A expense 14.5% for the three months ended July 4, 2015, indicating that the remaining SG&A expense excluding Simonton, Gienow, and Mitten would be approximately 11.8% for the Company’s other businesses as a percentage of sales for the three months ended July 4, 2015. Gienow and Mitten operate and sell primarily in Canada and own their distribution centers across their respective regions in Eastern and Western Canada, which increases their respective SG&A expense while allowing them to service their Canadian customer base across a broad geographical area.

Overall, our key performance metrics and trends have improved relative to the prior year comparable period and to our first quarter which is typically our lowest performing quarter due to seasonality. The positive trend in our 2015 operating performance continued during the three months ended July 4, 2015 by continued gross profit margin expansion from improved market conditions, improved product mix, improved average selling prices, improved freight expenses, and favorable material costs partially offset by the negative impact from the weakening of the Canadian dollar relative to the U.S. dollar. Our results for the three and six months ended July 4, 2015 include the results of Simonton which were excluded from the comparable 2014 periods since the acquisition was completed in September 2014.

Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

	For the three months ended
(Amounts in thousands)	July 4, 2015	June 28, 2014
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(8,603)	$(5,463)
Operating loss	(8,603)	(5,463)
Interest expense	(18,699)	(17,238)
Interest income	1	2
Tax receivable agreement liability adjustment	2,006	3,942
Income tax (provision) benefit for income taxes	$1,482	$(7,051)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended July 4, 2015 increased by $3.1 million or 57.5% compared to the same period in 2014 due primarily to increased incentive compensation of approximately $1.0 million, increased executive retention expense of $0.4 million, increased professional fees of approximately $0.8 million, and various other personnel expenses.

Interest expense

Interest expense for the three months ended July 4, 2015 increased by approximately $1.5 million or 8.5% compared to the same period in 2014 as a result of the additional $150.0 million debt incurred for the Simonton acquisition completed in September 2014. The increased interest expense relates to the $150.0 million in 6.50% Senior Notes issued in September 2014 ("Senior Tack-on Notes") being outstanding during the three months ended July 4, 2015 and not during the three months ended June 28, 2014.

Tax receivable agreement ("TRA") liability adjustment

As a result of the Company’s full tax valuation allowance position, the Company’s methodology for calculating the TRA liability considers expectations regarding (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the three months ended July 4, 2015, the Company estimated its projected taxable income for the full year ending December 31, 2015 based on the Company’s 2015 estimates. However, the Company’s methodology to estimate the TRA liability excludes forecasts for fiscal years subsequent to 2015 because such future forecasts and projections cannot be relied upon based on the negative evidence from the Company’s three year cumulative loss position. For fiscal year 2015, the Company estimated to be in a taxable income position; however, this taxable income estimate was not sufficient to outweigh the negative evidence or alleviate the Company’s three year cumulative loss position. In addition to projecting the Company’s current year taxable income estimate, the Company considered the reversals of deferred tax assets and deferred tax liabilities. The resulting taxable income (loss) from deferred taxes was then combined with the Company’s current year taxable income estimate to determine the cumulative NOLs that are expected to be utilized in 2015 and the TRA liability was accordingly adjusted using the 85% TRA rate.

The $2.0 million decrease for the TRA liability for the three months ended July 4, 2015 resulted from decreases in taxable income estimates resulting from reversing deferred tax liabilities as well as decreases in the Company’s 2015 estimate for taxable income. The decrease in the Company’s 2015 estimated taxable income resulted from the industry lowering their projections of single family housing starts for 2015 by 6.8% which lowered the Company’s forecasts and estimates for 2015 taxable income. In addition to lower taxable income estimates for 2015, the Company also acquired Canyon Stone on May 29, 2015 and this acquisition created book goodwill of $7.8 million that is not amortized for financial reporting purposes but is amortized for income taxes. The reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income. The decreases in the Company’s 2015 taxable income estimates as well as the Canyon Stone acquisition were partially offset by the purchase accounting adjustments for Simonton during the three months ended July 4, 2015 which decreased deferred tax assets by approximately $3.1 million. All of these factors were considered in deriving the estimate of the tax receivable liability as of and for the three months ended July 4, 2015.

Income taxes

The income tax benefit for the three months ended July 4, 2015 increased by approximately $8.5 million compared to the same period in 2014.  Our pre-tax income for the three months ended July 4, 2015 was approximately $28.9 million including the $2.0 million tax receivable agreement liability adjustment compared to pre-tax income of $18.4 million for the three months ended June 28, 2014.  For the three months ended July 4, 2015, the increase in income tax benefit resulted primarily from the impact of the Simonton purchase accounting adjustments as well as a combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized.

	For the six months ended
(Amounts in thousands)	July 4, 2015	June 28, 2014
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(16,568)	$(11,514)
Amortization of intangible assets	—	—
Initial public offering costs	—	—
Operating loss	(16,568)	(11,514)
Interest expense	(37,784)	(35,744)
Interest income	2	3
Loss on modification or extinguishment of debt	—	(21,364)
Tax receivable agreement liability adjustment	(15,179)	(431)
Income tax benefit for income taxes	$3,876	$5,419

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the six months ended July 4, 2015 increased by $5.1 million or 43.9% compared to the same period in 2014 due primarily to increased incentive compensation of approximately $1.0 million, increased executive retention expense of $0.6 million, increased professional fees of approximately $0.8 million, and various other personnel expenses.

Interest expense

Interest expense for the six months ended July 4, 2015 increased by approximately $2.0 million or 5.7% compared to the same period in 2014 as a result of the additional $150.0 million debt incurred for the Simonton acquisition completed in September 2014 partially offset by the January 2014 debt refinancing.  The increase is primarily due to the $150.0 million in Senior Tack-on Notes being outstanding during the six months ended July 4, 2015 and not during the six months ended June 28, 2014. The 6.50% Senior Notes due 2022 (the "6.50% Senior Notes") and the Term Loan Facility due 2021 (the "Term Loan Facility"), which were issued and entered into on January 30, 2014 to replace the 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") and 9.375% Senior Notes due 2017 (the "9.375% Senior Notes"), carry lower interest rates on a weighted average basis of approximately 300 basis points and consequently reduced interest expense during the six months ended July 4, 2015 compared to the same period in 2014.

Tax receivable agreement liability adjustment

As a result of the Company’s full tax valuation allowance position, the Company’s methodology for calculating the TRA liability considers expectations regarding (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the six months ended July 4, 2015, the Company estimated its projected taxable income for the full year ending December 31, 2015 based on the Company’s 2015 estimates. However, the Company’s methodology to estimate the TRA liability excludes forecasts for fiscal years subsequent to 2015 because such future forecasts and projections cannot be relied upon based on the negative evidence from the Company’s three year cumulative loss position. For fiscal year 2015, the Company estimated to be in a taxable income position; however, this taxable income estimate was not sufficient to outweigh the negative evidence or alleviate the Company’s three year cumulative loss position. In addition to projecting the Company’s current year taxable income estimate, the Company considered the reversals of deferred tax assets and deferred tax liabilities. The resulting taxable income (loss) from deferred taxes was then combined with the Company’s current year taxable income estimate to determine the cumulative NOLs that are expected to be utilized in 2015 and the TRA liability was accordingly adjusted using the 85% TRA rate.

The $15.2 million TRA liability adjustment for the six months ended July 4, 2015 resulted from increases in taxable income estimates resulting from reversing deferred tax liabilities as well as increases in the Company’s 2015 estimate for operating income compared to the 2014 period. The increase in the Company’s 2015 estimated taxable income can be attributed to the following factors noted in the first six months of 2015 (i) the continued U.S. housing recovery which is estimated to have a 14.7% year over year increase in single family housing starts according to the U.S. Census Bureau, (ii) improvements in the repair and remodeling market evidenced by the 5.4% increase in homeowner improvements during the first six months of 2015 versus the first six months of 2014 according to LIRA, (iii) the positive income contributions from the Company’s acquisition of Simonton which was completed in September 2014, and (iv) continued improvements in the Company’s existing operations specifically for our U.S. Windows business which increased its operating earnings by approximately $10.0 million during the six months ended July 4, 2015 compared to the six months ended June 28, 2014. All of these items increased the Company’s taxable income estimate for the year ending December 31, 2015 and hence our estimate of the TRA liability for the six months ended July 4, 2015.

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

Income taxes

The income tax benefit for the six months ended July 4, 2015 decreased by approximately $1.5 million compared to the same period in 2014.  Our pre-tax loss for the six months ended July 4, 2015 was approximately $22.4 million including the $15.2 million tax receivable agreement liability adjustment compared to a pre-tax loss of $45.6 million for the six months ended June 28, 2014.  For the six months ended July 4, 2015, the decrease in income tax benefit resulted primarily from the combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized.

Liquidity and Capital Resources

During the six months ended July 4, 2015, cash increased by approximately $2.7 million compared to a decrease of approximately $54.8 million during the six months ended June 28, 2014.  The increase in cash used during the comparative six month period was primarily due to a $50.2 million improvement in working capital period over period. Accounts receivable improved by $29.2 million and inventory improved by $29.8 million.

One of the largest changes in operating cash flows during the six months ended July 4, 2015 is the movement in the accounts receivable balance. The approximate $68.6 million increase in accounts receivable from December 31, 2014 to July 4, 2015 can be attributed to the seasonality of our business. Net sales in the final month of each respective quarter drove this increase as aging profiles were relatively consistent. Net sales for June 2015 were approximately $201.9 million, versus approximately $144.2 million for December 2014, for an increase of $57.7 million. The improvement in June’s net sales reflects the Company’s normal seasonal business as the weather in June is generally improved compared to December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable.

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

Our primary cash needs are for working capital, capital expenditures, and debt service.  As of July 4, 2015, our annual interest charges for debt service for the year ending December 31, 2015, including the ABL Facility, is estimated to be approximately $61.3 million.  We do not have any scheduled debt maturities until 2018.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.5% to 2.0% of net sales on an annual basis.  Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of July 4, 2015, our purchase commitments for inventory are approximately $67.5 million.  We finance these cash requirements, including payments under the Tax Receivable Agreement through internally generated cash flow and funds borrowed under the ABL Facility.

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

Our specific cash flow movement for the six months ended July 4, 2015 and June 28, 2014 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the six months ended July 4, 2015 was approximately $19.4 million as compared to approximately $86.5 million used in operations for the six months ended June 28, 2014. The net cash used in operating activities was impacted by the increase in operating earnings of approximately $20.0 million which was driven by improved operating performance for our U.S. windows business of approximately $14.7 million and $10.3 million operating earnings improvement in the Siding, Fencing and Stone segment. In addition to the improvement in operating earnings, the Company also had improved working capital metrics during the six months ended July 4, 2015 relative to the six months ended June 28, 2014 of approximately $50.2 million related to improved accounts receivable and inventory as we experienced improved collection rates on receivables and managed our seasonal inventory build more effectively as we purchased some of our seasonal material requirements in December 2014 rather than the spring and summer of 2015.

Cash used in investing activities

Net cash used in investing activities for the six months ended July 4, 2015 and June 28, 2014 was approximately $34.3 million and $9.3 million, respectively, primarily used for capital expenditures on various ongoing capital projects and a $21.0 million acquisition for Canyon Stone in 2015. Capital expenditures for 2015 were higher than 2014 but were consistent as a percentage of net sales at 1.5% for both periods, which is comparably to our historical average of 1.5% to 2.0%.

Cash provided by financing activities

Net cash provided by financing activities for the six months ended July 4, 2015 was approximately $58.5 million, primarily from net revolver borrowings of $60.0 million. Net cash provided by financing activities for the six months ended June 28, 2014 was approximately $41.2 million, primarily from net revolver borrowings of $40.0 million. The long term debt refinancing in the six months ended June 28, 2014 was essentially cash neutral after considering the final debt structure and related premiums/discounts with proceeds of $927.9 million offset by debt payments on the 8.25% Senior Secured Notes and 9.375% Senior Notes of $852.0 million, $61.1 million of tender/call premiums, and $14.6 million of debt issuance costs.

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

Prior to February 1, 2017, Ply Gem Industries may redeem up to 40% of aggregate principal amount of the 6.50% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.50% of the aggregate principal amount of the 6.50% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, provided that at least 50% of the aggregate principal amount of the 6.50% Senior Notes remains outstanding after the redemption. Prior to February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium plus accrued and unpaid interest, if any. At any time on or after February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 6.50% Senior Notes plus, in each case, accrued and unpaid interest, if any, to the redemption date. The effective interest rate for the 6.50% Senior Notes is 8.48% after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of July 4, 2015, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 7.00% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of July 4, 2015, the Company’s interest rate on the ABL Facility was approximately 1.78% .  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of July 4, 2015, Ply Gem Industries had approximately $233.4 million of contractual availability and approximately $206.4 million of borrowing base availability under the ABL Facility, reflecting $60.0 million of borrowings outstanding and approximately $6.6 million of letters of credit and priority payables reserves.

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

The Company also incurred an early tender premium of approximately $61.1 million in conjunction with this transaction, of which approximately $52.6 million was recorded as a discount on the 6.50% Senior Notes and the Term Loan Facility and approximately $8.5 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014. The Company also expensed approximately $0.3 million for the third party fees for the 8.25% Senior Secured Notes and 9.375% Senior Notes as a result of the January 2014 Refinancing for the six months ended June 28, 2014. The Company also incurred approximately $14.7 million of costs associated with the 6.50% Senior Notes and Term Loan Facility, of which approximately $9.2 million was recorded as debt issuance costs and approximately $5.5 million was expensed as a loss on modification of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014. Additionally, the Company incurred an original issue discount of approximately $2.2 million for the Term Loan Facility, of which approximately $1.9 million was recorded as a discount and approximately $0.3 million was expensed as a loss on extinguishment of debt in the condensed consolidated statement of operations and comprehensive income (loss) for the six months ended June 28, 2014.

Based on the January 2014 Refinancing, the Company recognized a loss on debt modification or extinguishment of approximately $21.4 million for the six months ended July 4, 2015 and June 28, 2014, as summarized in the table below. There was no loss on debt modification or extinguishment in the three months ended July 4, 2015 or June 28, 2014.

(Amounts in thousands)	For the six months ended
	July 4, 2015	June 28, 2014
Loss on extinguishment of debt:
Tender premium	$—	$(8,493)
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	—	(4,773)
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	—	(2,067)
Term Loan Facility unamortized discount	—	(255)
	—	(15,588)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	—	(302)
Third party fees for 6.50% Senior Notes and Term Loan Facility	—	(5,474)
	—	(5,776)
Total loss on modification or extinguishment of debt	$—	$(21,364)

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of July 4, 2015, we had cash and cash equivalents of approximately $35.9 million, approximately $233.4 million of contractual availability under the ABL Facility and approximately $206.4 million of borrowing base availability.

In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we have a potential obligation related to certain tax matters of approximately $3.2 million, including interest of approximately $1.0 million.  The timing of the potential tax payments is unknown.

As of July 4, 2015, the Company had inventory purchase commitments related to supply agreements for aluminum and glass of approximately $67.5 million.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of $430.0 million on the Term Loan and up to $300.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year for the Term Loan Facility.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.8 million per year. At July 4, 2015, we were not party to any interest rate swaps or caps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and six months ended July 4, 2015, the net impact of foreign currency changes to our results of operations was a loss of approximately $0.1 million and $1.0 million, respectively. The impact of foreign currency changes related to translation resulted in a increase in stockholders' deficit of approximately $7.2 million for the six months ended July 4, 2015. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. During 2014, we entered into a forward contract to mitigate the exposure risk of currency fluctuation against the Canadian dollar.  At July 4, 2015, our foreign currency hedging contract had a fair value of $2.3 million and is recorded as a decrease in stockholders' deficit as of July 4, 2015.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The Midwest ingot price of aluminum decreased approximately 8.0% for the six months ended July 4, 2015 compared to the six months ended June 28, 2014. The average market price for PVC resin was estimated to have decreased approximately 2.6% for the six months ended July 4, 2015 compared to the six months ended June 28, 2014.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI decrease for the twelve months ended June 2015 was approximately 0.1%.

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
During the three months ended July 4, 2015 a new Collective Bargaining Agreement ("CBA") was agreed upon and ratified with the United Brotherhood of Carpenters and Joiners of America, which represents employees in our Western Canadian business unit. This newly ratified agreement will expire in June 2017.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of July 4, 2015.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of July 4, 2015 were not effective as a result of a material weakness in our internal control over financial reporting as described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 10-K").

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

Plan for Remediation of Material Weakness in Internal Control over Financial Reporting

Management is in the process of remediating the material weakness in our internal control over financial reporting described in Item 9A of the 2014 10-K, and the audit committee of the Company’s Board of Directors has monitored and will continue to monitor the remediation plan and progress. Management’s remediation efforts include improving upon the timeliness and effectiveness of the review of nonstandard journal entries. These improvements will include increased documentation and refinement in our approval processes for these nonstandard journal entries. The Company is committed to maintaining a strong internal control environment and believes that these remediation efforts will represent improvements in our controls.  When fully implemented and operating effectively, such enhancements are expected to remediate the material weakness described in Item 9A of the 2014 10-K.
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

Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting during the three months ended July 4, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.                                                 EXHIBITS

(a)   Exhibits

Exhibit No.                                                                  Description of Exhibits

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).
3.2 *	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.
3.3	Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).
3.4	Certificate of Amendment to the Amended and Restated By-laws (incorporated by reference from Exhibit 3.1 to the Company's Form 8-K, dated May 13, 2015 (File No. 001-35930)).
31.1 *	Certification by President, Chief Executive Officer, and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification by President, Chief Executive Officer, and Chairman pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101*
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended July 4, 2015, filed on August 10, 2015, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  August 10, 2015

By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Chairman of the Board

Date:  August 10, 2015

By:	/s/ Shawn K. Poe
Shawn K. Poe
Executive Vice President, Chief Financial Officer, Treasurer and Secretary