Form 10-Q
period 2015-10-03
PLY GEM HOLDINGS INC
filed 2015-11-09
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2015
or
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

As of November 9, 2015, there were 68,103,547 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED October 3, 2015

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	68

Signatures		69

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	October 3, 2015	September 27, 2014
Net sales	$530,884	$437,848
Cost of products sold	396,103	339,259
Gross profit	134,781	98,589
Operating expenses:
Selling, general and administrative expenses	66,358	51,355
Amortization of intangible assets	6,422	5,307
Total operating expenses	72,780	56,662
Operating earnings	62,001	41,927
Foreign currency loss	(1,069)	(766)
Interest expense	(18,840)	(16,300)
Interest income	21	18
Tax receivable agreement liability adjustment	1,712	(13,988)
Income before provision (benefit) for income taxes	43,825	10,891
Provision (benefit) for income taxes	2,114	(10,514)
Net income	$41,711	$21,405
Comprehensive income	$36,764	$17,282

Net income attributable to common shareholders per share:
Basic	$0.61	$0.32
Diluted	$0.61	$0.32
Weighted average shares outstanding:
Basic	68,044,674	67,844,546
Diluted	68,184,013	67,944,470

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the nine months ended
	October 3, 2015	September 27, 2014
Net sales	$1,409,266	$1,116,524
Cost of products sold	1,089,461	890,717
Gross profit	319,805	225,807
Operating expenses:
Selling, general and administrative expenses	207,286	156,391
Amortization of intangible assets	18,904	15,841
Total operating expenses	226,190	172,232
Operating earnings	93,615	53,575
Foreign currency loss	(2,101)	(517)
Interest expense	(56,632)	(52,065)
Interest income	47	64
Tax receivable agreement liability adjustment	(13,467)	(14,419)
Loss on modification or extinguishment of debt	—	(21,364)
Income (loss) before benefit for income taxes	21,462	(34,726)
Benefit for income taxes	(1,762)	(15,933)
Net income (loss)	$23,224	$(18,793)
Comprehensive income (loss)	$12,078	$(24,206)

Net income (loss) per share attributable to common shareholders
Basic	$0.34	$(0.28)
Diluted	$0.34	$(0.28)
Weighted average shares outstanding:
Basic	67,971,236	67,807,801
Diluted	68,105,555	67,807,801

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	October 3, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$43,278	$33,162
Accounts receivable, less allowances of $4,744 and $4,164, respectively	267,995	187,679
Inventories:
Raw materials	75,667	76,467
Work in process	22,119	34,378
Finished goods	67,387	69,068
Total inventory	165,173	179,913
Prepaid expenses and other current assets	28,044	31,808
Deferred income taxes	8,542	7,680
Total current assets	513,032	440,242
Property and Equipment, at cost:
Land	8,164	7,967
Buildings and improvements	65,928	65,658
Machinery and equipment	374,182	368,719
Total property and equipment	448,274	442,344
Less accumulated depreciation	(292,257)	(281,377)
Total property and equipment, net	156,017	160,967
Other Assets:
Intangible assets, net	135,356	147,709
Goodwill	479,330	476,112
Other	27,405	29,545
Total other assets	642,091	653,366
	$1,311,140	$1,254,575
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$93,378	$84,164
Accrued expenses	150,743	147,325
Current portion of long-term debt	4,300	4,300
Total current liabilities	248,421	235,789
Deferred income taxes	20,305	20,806
Payable to related parties pursuant to tax receivable agreement	24,384	10,917
Other long-term liabilities	85,438	94,814
Long-term debt, less current portion	1,013,362	988,917

Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 68,103,547 and 67,877,587 issued and outstanding, respectively	681	679
Additional paid-in-capital	748,965	745,140
Accumulated deficit	(799,288)	(822,512)
Accumulated other comprehensive loss	(31,128)	(19,975)
Total stockholders' deficit	(80,770)	(96,668)
	$1,311,140	$1,254,575

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the nine months ended
	October 3, 2015	September 27, 2014
Cash flows from operating activities:
Net income (loss)	$23,224	$(18,793)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation and amortization expense	44,308	33,916
Fair-value premium on purchased inventory	54	38
Fair-value decrease of contingent acquisition liability	—	(264)
Non-cash restructuring costs	805	3,012
Non-cash interest expense, net	9,988	11,606
Loss on foreign currency transactions	2,101	517
Non-cash litigation expense	(3,210)	4,593
Loss on modification or extinguishment of debt	—	21,364
Stock based compensation	1,642	1,672
Deferred income taxes	(4,328)	(17,195)
Tax receivable agreement liability adjustment	13,467	14,419
Increase (reduction) in tax uncertainty, net of valuation allowance	(501)	254
Other	(67)	(224)
Changes in operating assets and liabilities:
Accounts receivable, net	(76,850)	(102,728)
Inventories	15,340	(24,074)
Prepaid expenses and other assets	6,925	2,607
Accounts payable	8,409	15,180
Accrued expenses	(2,776)	(1,468)
Cash payments on restructuring liabilities	(1,762)	(4,412)
Other	(1,004)	4,571
Net cash provided by (used in) operating activities	35,765	(55,409)
Cash flows from investing activities:
Acquisitions	(21,000)	(130,856)
Capital expenditures	(20,288)	(14,524)
Proceeds from sale of assets	106	744
Net cash used in investing activities	(41,182)	(144,636)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,067,725
Net revolver borrowings	20,000	20,000
Payments on long-term debt	(3,225)	(853,075)
Payment of tender and early call premiums	—	(61,142)
Proceeds from exercises of employee stock options	2,201	1,073
Debt issuance costs paid	—	(16,721)
Net cash provided by financing activities	18,976	157,860
Impact of exchange rate movements on cash	(3,443)	(834)
Net increase (decrease) in cash and cash equivalents	10,116	(43,019)
Cash and cash equivalents at the beginning of the period	33,162	69,801
Cash and cash equivalents at the end of the period	$43,278	$26,782

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2015.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2014 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2015 through October 3, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended October 3, 2015 and September 27, 2014, the condensed consolidated statements of cash flows for the nine months ended October 3, 2015 and September 27, 2014, and the condensed consolidated balance sheets as of October 3, 2015 and December 31, 2014.

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

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $4.7 million at October 3, 2015 and $4.2 million at December 31, 2014.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of October 3, 2015, the Company had inventory purchase commitments related to supply agreements for aluminum and glass of approximately $16.8 million.

Inventory reserves were approximately $9.1 million at October 3, 2015, decreasing during the nine months ended October 3, 2015 by $1.5 million compared to the December 31, 2014 reserve balance of approximately $10.6 million.

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

Intangible Assets, Goodwill and Other Long-lived Assets

Long-lived assets

The Company reviews long-lived assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable.  The Company performs an undiscounted operating cash flow analysis to determine if impairment exists.  If an impairment is determined to exist, any related impairment loss is calculated based on the asset’s fair value and the discounted cash flows.

The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“U.S. Windows”), (iii) the combined Simonton windows companies in the Windows and Doors segment, (iv) Gienow Canada Inc. ("Gienow Canada") (a combined Western Canadian company created by the January 2014 amalgamation of the Company's legacy Western Canadian business and the Gienow entity acquired in April 2013) in the Windows and Doors segment, and (v) Mitten in the Siding, Fencing and Stone segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three and nine months ended October 3, 2015.

Goodwill and other intangible assets

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives and are assessed for impairment as necessary.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three and nine months ended October 3, 2015 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $21.5 million and $23.8 million as of October 3, 2015 and December 31, 2014, respectively, and have been recorded in other long term assets in the accompanying condensed consolidated balance sheets. Amortization of debt issuance costs for the three months ended October 3, 2015 and September 27, 2014 was approximately $0.8 million and $0.8 million, respectively. Amortization of debt issuance costs for the nine months ended October 3, 2015 and September 27, 2014 was approximately $2.3 million and $2.8 million, respectively. Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  The Company along with its U.S. subsidiaries file a consolidated federal income tax return, separate state income tax returns, combined state returns, and unitary state returns. Gienow Canada and Mitten both file separate Canadian federal income tax returns and separate provincial returns. Simonton has joined the filing of the consolidated U.S. federal returns. Simonton has also joined the filings of certain combined and unitary state income tax returns as well as continued to file certain state returns on a separate company basis.

Tax receivable agreement ("TRA") liability

As a result of the Company’s full tax valuation allowance position, the Company’s methodology for calculating the TRA liability considers expectations regarding (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the three months ended October 3, 2015, the Company estimated its projected taxable income for the full year ending December 31, 2015 based on the Company’s 2015 estimates. However, the Company’s methodology to estimate the TRA liability excludes forecasts for fiscal years subsequent to 2015 because such future forecasts and projections cannot be relied upon based on the negative evidence from the Company’s three year cumulative loss position. For fiscal year 2015, the Company estimated to be in a taxable income position; however, this taxable income estimate was not sufficient to outweigh the negative evidence or alleviate the Company’s three year cumulative loss position. In addition to projecting the Company’s current year taxable income estimate, the Company considered the reversals of deferred tax assets and deferred tax liabilities.

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

The Company recorded a loss from foreign currency transactions of approximately $1.1 million for the three months ended October 3, 2015 and a loss of approximately $0.8 million for the three months ended September 27, 2014. The Company recorded a loss from foreign currency transactions of approximately $2.1 million for the nine months ended October 3, 2015 and a loss of approximately $0.5 million for the nine months ended September 27, 2014. During the nine months ended October 3, 2015 and September 27, 2014, accumulated other comprehensive loss included a currency translation adjustment of approximately $11.3 million and $5.4 million, respectively.

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
The gains and losses on the derivative contract that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of October 3, 2015, approximately $1.4 million of the deferred net asset on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified against cost of goods sold during the next three months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions. During the three and nine months ended October 3, 2015, the Company recognized $1.8 million and $3.9 million within earnings as a reduction of cost of goods sold in the condensed consolidated statement of operations. During the three and nine months ended September 27, 2014, the Company recognized $0.2 million and $0.4 million within earnings as an increase to cost of goods sold in the condensed consolidated statement of operations.
The fair value of the foreign currency forward contract agreement is estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded asset included in the accompanying condensed consolidated balance sheets is as follows:

(Amounts in thousands)
	October 3, 2015	December 31, 2014
Foreign currency hedge (included in other current assets)	$1,439	$1,294

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

The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$650,000	$601,813	$601,813	$—	$—
Term Loan Facility	423,550	417,197	—	417,197	—
As of October 3, 2015:	$1,073,550	$1,019,010	$601,813	$417,197	$—
Liabilities:
Senior Notes-6.50%	$650,000	$617,500	$617,500	$—	$—
Term Loan Facility	426,775	404,369	—	404,369	—
As of December 31, 2014	$1,076,775	$1,021,869	$617,500	$404,369	$—

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

The Company was in a net loss position for the nine months ended September 27, 2014 and therefore the impact of stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share for that specific period, as the inclusion of such amounts would be anti-dilutive.

The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.1 million shares of common stock for the three months ended October 3, 2015 and approximately 0.1 million shares of common stock for the nine months ended October 3, 2015. The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.1 million shares of common stock for the three months ended September 27, 2014 and excluded approximately 0.1 million shares of common stock for the nine months ended September 27, 2014, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for U.S. generally accepted accounting principles ("GAAP") and International Financial Reporting Standards ("IFRS"). ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB finalized a one-year deferral of the effective date of the new revenue recognition standard. The new standard will become effective for Ply Gem beginning with the first quarter of 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The method of adoption has not been determined yet by the Company. The Company is currently reviewing the revised guidance and assessing the potential impact on the consolidated financial statements.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest-Imputation of Interest, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. Additionally, in August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest, which specifies that debt issuance costs related to line-of-credit arrangements can still be presented as an asset and amortized ratably over the term of the arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2015, which means the first quarter of Ply Gem's fiscal year 2016, with early adoption permitted. The guidance applies retrospectively to all debt issuance costs. This new guidance is expected to change classification in the Company's consolidated financial position with no impact on the results of operations or cash flows.

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

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16"), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company is still evaluating the impact that its adoption of ASU 2015-16 will have on its consolidated financial position or results of operations.

2.   ACQUISITIONS

Simonton

On September 19, 2014, Ply Gem completed an acquisition for cash consideration of approximately $130.0 million to acquire the capital stock of Fortune Brands Windows Inc., and its direct and indirect wholly owned subsidiaries Simonton Building Products LLC, Simonton Industries, Inc., Simonton Windows, Inc., and SimEx, Inc. Fortune Brand Windows Inc.'s name has subsequently been changed to Simonton Windows & Doors, Inc. (“Simonton”). Simonton is a premier repair and remodeling window company with leading brand recognition within this market providing the Company with long-term value. Simonton manufactures top quality vinyl windows and doors and provides industry-leading customization options, delivery times, and customer service. Simonton has manufacturing plant locations in California, Illinois, and West Virginia with administrative offices in Ohio. The Simonton acquisition balances the Company's end window market mix by moving the Company's market exposure to approximately 65% and 35% for the new construction and repair and remodeling markets, respectively, as compared to the approximate 80% and 20% legacy split for the Company’s window business. By incorporating the Company’s siding net sales, the Company’s market exposure is approximately 53% and 47% for the new construction and repair and remodeling markets, respectively. Simonton strategically fits into the Company’s existing footprint and broadens its service offering to existing and new customers within the building product industry. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Simonton based upon fair values as of the acquisition date.

During the three and nine months ended October 3, 2015, purchase price adjustments with a net increase of $2.0 million and a net decrease of $0.5 million, respectively, to goodwill were recorded in connection with warranties and other liabilities. During the three months ended October 3, 2015, the Company increased the warranty liability $0.2 million, other accrued liabilities $1.7 million and decreased other assets $0.1 million based on information regarding circumstances that existed prior to the acquisition in 2014. The Company finalized the acquisition accounting adjustments during the third quarter of 2015.
The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair value, as follows:

(Amounts in thousands)
Cash	$(856)
Accounts receivable	37,134
Inventories	17,742
Prepaid expenses and other current assets	2,133
Property and equipment	53,655
Intangible assets	62,170
Goodwill	58,681
Other assets	426
Accounts payable and accrued expenses	(49,916)
Deferred income taxes	(10,462)
Other liabilities	(40,707)
$130,000

The $58.7 million of goodwill is allocated to the Windows and Doors segment and none of the goodwill is expected to be deductible for tax purposes. The goodwill is attributable to the workforce of the acquired business and the synergies expected to be realized from the acquisition.
Canyon Stone
On May 29, 2015, Ply Gem completed an acquisition for cash consideration of approximately $21.0 million to acquire substantially all of the assets of Canyon Stone Inc. ("Canyon Stone"), a manufacturer and distributor of stone veneer and accessories in the United States. Canyon Stone has manufacturing facilities in Olathe, Kansas and Youngsville, North Carolina. The purchase agreement also includes contingent consideration in the form of potential earn-out payments of up to $1.0 million based on Canyon Stone's earnings for fiscal years 2015 through 2017. This acquisition expanded the Company's stone veneer manufacturing footprint across the United States as it compliments the existing Ply Gem Stone manufacturing facility in Middleburg, Pennsylvania. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Canyon Stone based upon fair values as of the acquisition date.
Since the acquisition was completed on May 29, 2015, the final acquisition accounting allocation remains subject to further adjustments. The specific accounts subject to ongoing purchase accounting adjustments include accounts receivable, inventories, prepaid expenses and other current assets, property and equipment, goodwill, intangibles, accounts payable, accrued expenses, and other liabilities. Therefore, the measurement date remains open as of October 3, 2015, and the preliminary acquisition accounting allocation detailed below is subject to adjustment. The Company anticipates completing these acquisition accounting adjustments during 2015.
The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair values, as follows:

(Amounts in thousands)
Accounts receivable	$3,559
Inventories	712
Prepaid expenses and other current assets	41
Property and equipment	2,019
Intangible assets	9,300
Goodwill	7,768
Accounts payable, accrued expenses and other long-term liabilities	(2,399)
$21,000
The $7.8 million of goodwill was allocated to the Siding, Fencing and Stone segment and the goodwill is expected to be deductible for tax purposes. The Company has recognized a liability of approximately $0.7 million as the estimated acquisition date fair value of the earn-out. This amount is included within other long-term liabilities in the condensed consolidated balance sheet. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings in the period of change.
For the three and nine months ended October 3, 2015, Canyon Stone contributed net sales of approximately $7.9 million and $10.8 million, respectively, which has been included within the Company’s condensed consolidated statement of operations and comprehensive income (loss). If the Canyon Stone acquisition would have occurred at the beginning of 2014, the Company’s consolidated net sales would have been $1,420.5 million and $1,134.3 million for the nine months ended October 3, 2015 and September 27, 2014, respectively, with net income of $23.6 million and a net loss of $16.4 million for the nine months ended October 3, 2015 and September 27, 2014, respectively.
During the nine months ended October 3, 2015, the Company incurred $0.3 million of acquisition-related costs for Canyon Stone. These expenses are included in selling, general, and administrative expense in the Company’s condensed consolidated statement of operations and comprehensive income (loss) within the Siding, Fencing and Stone segment.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2014 and no impairment indicators which would trigger an interim impairment test during the three and nine months ended October 3, 2015. However, the Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets or the Company's market capitalization could result in goodwill impairments.

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

The reporting unit goodwill balances were as follows as of October 3, 2015 and December 31, 2014:

(Amounts in thousands)
	October 3, 2015	December 31, 2014
Siding, Fencing and Stone	$349,077	$344,048
Windows and Doors	130,253	132,064
	$479,330	$476,112

The changes in the goodwill balances from December 31, 2014 to October 3, 2015 relate to currency translation, the Canyon Stone acquisition and Simonton purchase accounting adjustments. A goodwill rollforward for 2015 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of December 31, 2014
Goodwill	$459,837	$466,275
Accumulated impairment losses	(327,773)	(122,227)
	$132,064	$344,048
Currency translation adjustments	(1,301)	(2,739)
Simonton purchase accounting adjustments	(510)	—
Canyon Stone acquisition	—	7,768
Balance as of October 3, 2015
Goodwill	458,026	471,304
Accumulated impairment losses	(327,773)	(122,227)
	$130,253	$349,077

4.   INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of October 3, 2015 and December 31, 2014:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of October 3, 2015:
Patents	14	$12,770	$(10,901)	$1,869
Trademarks/Tradenames	11	118,360	(75,324)	43,036
Customer relationships	12	225,215	(135,970)	89,245
Other	5	5,178	(3,972)	1,206
Total intangible assets	12	$361,523	$(226,167)	$135,356

As of December 31, 2014:
Patents	14	$12,770	$(10,193)	$2,577
Trademarks/Tradenames	11	117,660	(70,797)	46,863
Customer relationships	13	220,163	(123,299)	96,864
Other	5	4,379	(2,974)	1,405
Total intangible assets	12	$354,972	$(207,263)	$147,709

Estimated amortization expense for the fiscal years 2015 through 2019 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2015 (remainder of year)	$6,915
2016	25,645
2017	21,711
2018	20,925
2019	15,484

5.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax is comprised of the following:

(Amounts in thousands)	For the three months ended		For the nine months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net income (loss)	$41,711	$21,405	$23,224	$(18,793)
Foreign currency translation adjustment	(4,121)	(5,009)	(11,291)	(5,366)
Unrealized gain (loss) on derivative instruments	(826)	886	145	(47)
Comprehensive income (loss)	$36,764	$17,282	$12,078	$(24,206)

6.   LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at October 3, 2015 and December 31, 2014 consists of the following:

(Amounts in thousands)
	October 3, 2015	December 31, 2014
Senior secured asset based revolving credit facility	$20,000	$—
Term Loan due 2021, net of unamortized early tender premium
and discount of $29,174 and $32,518, respectively	394,376	394,257
6.50% Senior notes due 2022, net of unamortized early tender premium
and discount of $46,714 and $51,040, respectively	603,286	598,960
	$1,017,662	$993,217
Less current portion of long-term debt	(4,300)	(4,300)
	$1,013,362	$988,917

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of October 3, 2015, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 7.00% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of October 3, 2015, the Company’s interest rate on the ABL Facility was approximately 1.80%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

On November 5, 2015, Ply Gem Industries entered into a second amended and restated ABL Facility. Among other things, the second amended and restated ABL Facility: (i) increased the overall facility to $350.0 million, (ii) provided an accordion feature of $50.0 million, and (iii) established the applicable margin for borrowings under the ABL Facility to a range of 1.25% to 2.00% for Eurodollar rate loans, depending on availability. All outstanding loans under the second amended and restated ABL Facility are due and payable in full on November 5, 2020.

As of October 3, 2015, Ply Gem Industries had approximately $273.2 million of contractual availability and approximately $247.2 million of borrowing base availability under the ABL Facility, reflecting $20.0 million of borrowings outstanding and approximately $6.8 million of letters of credit and priority payables reserves.

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
Based on the January 2014 Refinancing, the Company recognized a loss on debt modification or extinguishment of approximately $21.4 million for the nine months ended September 27, 2014, as summarized in the table below. There was no loss on debt modification or extinguishment in the three and nine months ended October 3, 2015 or the three months ended September 27, 2014.

(Amounts in thousands)	For the nine months ended
	October 3, 2015	September 27, 2014
Loss on extinguishment of debt:
Tender premium	$—	$(8,493)
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	—	(4,773)
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	—	(2,067)
Term Loan Facility unamortized discount	—	(255)
	—	(15,588)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	—	(302)
Third party fees for 6.50% Senior Notes and Term Loan Facility	—	(5,474)
	—	(5,776)
Total loss on modification or extinguishment of debt	$—	$(21,364)

7.   PENSION PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended		For the nine months ended
	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Service cost	$—	$—	$—	$—
Interest cost	502	476	1,505	1,427
Expected return on plan assets	(577)	(567)	(1,732)	(1,702)
Amortization of loss	296	116	889	347
Net periodic benefit expense	$221	$25	$662	$72

8.   COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets of approximately $2.1 million and $2.9 million at October 3, 2015 and December 31, 2014, respectively.  As of October 3, 2015 and December 31, 2014, the Company has recorded liabilities related to these indemnifications of approximately $0.5 million and $0.5 million, respectively, in current liabilities and $1.6 million and $2.4 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	October 3, 2015	December 31, 2014
Product claim liabilities	$138	$138
Multi-employer pension plan withdrawal liability	1,304	2,094
Other	665	644
	$2,107	$2,876

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of October 3, 2015 and December 31, 2014, warranty liabilities of approximately $18.1 million and $18.3 million, respectively, have been recorded in current liabilities and approximately $58.6 million and $66.1 million, respectively, have been recorded in long term liabilities. The decrease in the warranty liabilities from December 31, 2014 relates to Simonton purchase accounting adjustments.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Balance, beginning of period	$76,977	$40,397	$84,423	$42,466
Acquisition - Canyon	—	—	100	—
Acquisition adjustments - Simonton	241	5,370	(7,761)	5,370
Warranty expense during period	7,463	2,897	16,055	8,209
Settlements made during period	(7,925)	(5,148)	(16,061)	(12,529)
Balance, end of period	$76,756	$43,516	$76,756	$43,516

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

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc., entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act (RCRA), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at October 3, 2015 and December 31, 2014.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  The Company’s ability to seek indemnification from U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of October 3, 2015, no recovery has been recognized on the Company’s condensed consolidated balance sheet, but the Company will actively pursue this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene (TCE)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy has responded to this request for information. Given the preliminary stage of this matter, the Company has not recorded a liability for this matter in its condensed consolidated balance sheet as of October 3, 2015. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify the Company with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.

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

In John Gulbankian v. MW Manufacturers, Inc. (“Gulbankian”), a purported class action filed in March 2010 in the United States District Court for the District of Massachusetts (the “Court”), plaintiffs, on behalf of themselves and all others similarly situated, alleged damages as a result of the defective design and manufacture of certain MW vinyl clad windows. In Eric Hartshorn and Bethany Perry v. MW Manufacturers, Inc. (“Hartshorn”), a purported class action filed in July 2012 in the Court, plaintiffs, on behalf of themselves and all others similarly situated, alleged damages as a result of the defective design and manufacture of certain MW vinyl clad windows. On April 22, 2014, plaintiffs in both the Gulbankian and Hartshorn cases filed a Consolidated Amended Class Action Complaint, making similar claims against all MW vinyl clad windows.

MW entered into a settlement agreement with plaintiffs as of April 18, 2014 to settle both the Gulbankian and Hartshorn cases on a nationwide basis (the “Vinyl Clad Settlement Agreement”). The Vinyl Clad Settlement Agreement provides that this settlement applies to any and all MW vinyl clad windows manufactured from January 1, 1987 through May 23, 2014, and provides for a cash payment for eligible consumers submitting qualified claims showing, among other requirements, certain damage to their MW vinyl clad windows. The period for submitting qualified claims is the later of: (i) May 28, 2016, or (ii) the last day of the warranty period for the applicable window. On December 29, 2014, the Court granted final approval of this settlement, as well as MW’s payment of attorneys' fees and costs to plaintiffs' counsel in the amount of
$2.5 million, issuing a Final Approval Order, Final Judgment, and Order of Dismissal with Prejudice (the "Final Approval Order"). A notice of appeal of the Final Approval Order (the “Appeal”) was given by certain objectors to the settlement, and on May 6, 2015, MW entered into a settlement agreement with, among others, the objectors to fully and finally resolve their claims, including the dismissal of Karl Memari v. Ply Gem Prime Holdings, Inc. et al., another lawsuit seeking class certification with respect to MW's vinyl clad windows, making the Vinyl Clad Settlement Agreement final and binding on the parties. The Company and MW deny all liability in the settlements and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle these matters.

As a result of the Vinyl Clad Settlement Agreement, the Company recognized a $5.0 million expense during the nine months ended September 27, 2014 within selling, general, and administrative expenses in the Company’s condensed consolidated statement of operations and comprehensive income (loss) in the Company's Windows and Doors segment. It is possible that the Company may incur costs in excess of the recorded amounts; however, the Company currently expects that the total net cost will not exceed $5.0 million. As of October 3, 2015, approximately $1.6 million of this liability is currently outstanding with $0.6 million as a current liability within accrued expenses and $0.9 million as a noncurrent liability within other long-term liabilities in the Company’s condensed consolidated balance sheet.

In Anthony Pagliaroni et al. v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by Mastic Home Exteriors, Inc. (“MHE”). The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. The hearing regarding plaintiffs’ motion for class certification was held on March 10, 2015. The Court denied plaintiffs’ motion for class certification on September 22, 2015, and on October, 6, 2015, plaintiffs filed a petition for interlocutory appeal of the denial of class certification to the U.S. Court of Appeals for the First Circuit. The Court of Appeals has not yet ruled on plaintiffs’ petition for appeal. Deceuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify MHE for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. MHE's ability to seek indemnification from Deceuninck is, however, limited by the terms and limits of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.

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

In re Ply Gem Holdings, Inc. Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s IPO. It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. On February 13, 2015 the defendants filed their motion to dismiss the complaint, on April 14, 2015 the lead plaintiff filed its opposition to that motion to dismiss, and on May 14, 2015 the defendants filed their reply brief in support of their motion to dismiss. On September 29, 2015, the Court granted defendants’ motion to dismiss, but ruled that plaintiff could file an amended complaint. On November 6, 2015, plaintiff filed an amended complaint. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. The Company believes the purported federal securities class action is without merit and will vigorously defend against the lawsuit.

Other contingencies

The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of October 3, 2015.

9.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at October 3, 2015 and December 31, 2014:

(Amounts in thousands)	October 3, 2015	December 31, 2014
Insurance	$9,023	$9,144
Employee compensation and benefits	18,327	15,576
Sales and marketing	55,134	36,279
Product warranty	18,107	18,325
Accrued freight	2,452	1,278
Accrued interest	7,506	16,470
Accrued environmental liability	436	451
Accrued pension	1,753	1,753
Accrued sales returns and discounts	4,894	3,054
Accrued taxes	6,234	3,898
Litigation accrual	630	2,573
Other	26,247	38,524
	$150,743	$147,325

Other long-term liabilities consist of the following at October 3, 2015 and December 31, 2014:

(Amounts in thousands)	October 3, 2015	December 31, 2014
Insurance	$1,452	$1,705
Pension liabilities	13,242	13,327
Multi-employer pension withdrawal liability	1,304	2,094
Product warranty	58,649	66,098
Long-term product claim liability	138	138
Long-term environmental liability	1,212	1,227
Liabilities for tax uncertainties	2,564	3,065
Litigation accrual	937	2,000
Other	5,940	5,160
	$85,438	$94,814

Long-term incentive plan

The Company has a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize key employees. During the three months ended October 3, 2015 and September 27, 2014, the Company recognized a LTIP expense of $0.7 million and $0.5 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). During the nine months ended October 3, 2015 and September 27, 2014, the Company recognized a LTIP expense of $2.2 million and $1.5 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The LTIP liability was $4.1 million and $4.5 million as of October 3, 2015 and December 31, 2014, respectively, of which $2.8 million and $2.5 million has been recorded within accrued expenses and $1.3 million and $2.0 million in other long-term liabilities in the condensed consolidated balance sheets as of October 3, 2015 and December 31, 2014, respectively.

Other liabilities

During the three months ended October 3, 2015 and September 27, 2014, the Company made approximately $0.3 million and $1.1 million, in cash payments on restructuring liabilities, respectively. During the nine months ended October 3, 2015 and September 27, 2014, the Company made approximately $1.8 million and $4.4 million, in cash payments on restructuring liabilities, respectively. These payments were for a restructuring and integration program implemented in Western Canada and general back office centralization efforts incurred as well as product simplification costs incurred for the entire Windows and Doors segment.

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
For the nine months ended October 3, 2015, the Company's estimated effective income tax rate was approximately 7.1%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, tax contingencies, and foreign income taxes. The effective tax rate including discrete items was 8.2%. The tax expense for the three months ended October 3, 2015 was approximately $2.1 million. The tax benefit for the nine months ended October 3, 2015 was approximately $1.8 million.
Valuation allowance
As of October 3, 2015, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. All of the Company's subsidiaries, excluding Mitten, are in a full valuation allowance position as of October 3, 2015.
Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company currently has book goodwill of approximately $31.0 million that is not amortized, which results in a deferred tax liability of approximately $6.8 million at October 3, 2015. Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets. The Company continues to evaluate its ability to realize the net deferred tax assets and its estimates are subject to change.
Tax uncertainties

Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. Certain income tax returns are currently under examination by various taxing authorities. During the nine months ended October 3, 2015, the Company decreased its tax contingency reserve by approximately $0.5 million. Tax reserves of approximately $0.7 million were reversed in addition to the reversal of $0.3 million of interest during the nine months ended October 3, 2015. Additionally, approximately $0.4 million of penalties and $0.2 million of interest expense were recorded on the remaining uncertain tax positions during the nine months ended October 3, 2015.
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
The Company estimates that the total anticipated amount of future payments under the Tax Receivable Agreement will be approximately $100.0 million assuming no material changes in the relevant tax law, that the Company earns sufficient taxable income to utilize the net operating loss carrying forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability. Future changes in the Company's full valuation allowance position including the reversal of all or a portion of the Company's valuation allowance will increase the Tax Receivable Agreement liability up to the $100.0 million estimate.

As of October 3, 2015, the Company had a long-term liability of approximately $24.4 million for the amount due pursuant to the Tax Receivable Agreement related to NOL carryovers. The Company recognized a $1.7 million benefit and $14.0 million expense for this liability during the three months ended October 3, 2015 and September 27, 2014, respectively. The Company recognized an expense of $13.5 million and $14.4 million for this liability during the nine months ended October 3, 2015 and September 27, 2014, respectively.
Other
As of October 3, 2015, the Company has not established U.S. deferred taxes on unremitted earnings of the Company’s foreign subsidiaries. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.

11.   STOCK-BASED COMPENSATION

A rollforward of stock options outstanding during the nine months ended October 3, 2015 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2015	2,749,064	$13.38	5.50
Granted	247,808	12.62	—
Exercised	(225,960)	9.75	—
Forfeited or expired	(197,119)	—	—
Balance at October 3, 2015	2,573,793	$13.70	5.71

As of October 3, 2015, 2,138,571 options were 100% vested.  At October 3, 2015, the Company had approximately $1.3 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.81 years.  The Company recorded compensation expense of $0.4 million and $0.6 million for the three months ended October 3, 2015 and September 27, 2014, respectively, and $1.4 million and $1.5 million for the nine months ended October 3, 2015 and September 27, 2014, respectively, related to stock option grants.

Restricted stock

During March 2014, the Company issued 3,523 restricted shares of common stock to each of three independent members of the Board of Directors.  These shares vested over the approximate ten-month period to December 31, 2014 and the Company expensed these items ratably over the ten-month period up to the vesting date. One issuance of these shares, or 3,523 shares, became immediately fully vested during May 2014. Additionally, during May 2014, the Company issued 5,240 restricted shares of common stock to each of the two new independent members of the Board of Directors.  These shares will vest over the approximate eight-month period to December 31, 2014 and the Company expensed these items ratably over the eight-month period up to the vesting date. During the three and nine months ended September 27, 2014, the Company expensed approximately $0.1 million and $0.2 million, respectively, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

During December 2014, the Company issued an aggregate of 23,944 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares will vest over the 2015 calendar period and the Company will expense these items as compensation expense, ratably during 2015. During the three and nine months ended October 3, 2015, the Company expensed approximately $0.1 million and $0.2 million, respectively, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

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

Following is a summary of the Company’s segment information:

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Net sales
Siding, Fencing and Stone	$255,069	$244,416	$650,084	$609,419
Windows and Doors	275,815	193,432	759,182	507,105
	$530,884	$437,848	$1,409,266	$1,116,524
Operating earnings (loss)
Siding, Fencing and Stone	$51,122	$44,756	$106,118	$89,484
Windows and Doors	18,798	3,773	11,960	(17,793)
Unallocated	(7,919)	(6,602)	(24,463)	(18,116)
	$62,001	$41,927	$93,615	$53,575

	Total assets as of
	October 3, 2015	December 31, 2014
Total assets
Siding, Fencing and Stone	$719,469	$673,543
Windows and Doors	528,484	528,938
Unallocated	63,187	52,094
	$1,311,140	$1,254,575

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

The following table summarizes the Company's restructuring activity for the nine months ended October 3, 2015:

(Amounts in thousands)	Accrued as of	Adjustments	Expensed	Cash payments	Accrued as of
	December 31, 2014	during 2015	during 2015	during 2015	October 3, 2015
Western Canada
Severance costs	$283	$(13)	$805	$(1,075)	$—
Contract terminations	129	(16)	—	—	113
	$412	$(29)	$805	$(1,075)	$113

The adjustments incurred in the nine months ended October 3, 2015 are related to the foreign currency translation impact of the related balances during the period.

The Company recorded restructuring costs in selling, general and administrative expenses in the condensed consolidated statements of operations in the periods and in the segments shown in the following table:

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
Siding, Fencing and Stone	$—	$—	$—	$—
Windows and Doors	—	819	805	3,012
	$—	$819	$805	$3,012

15.   GUARANTOR/NON-GUARANTOR

The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of October 3, 2015 and December 31, 2014, and for the three and nine months ended October 3, 2015 and September 27, 2014.  The non-guarantor information presented represents our Canadian subsidiaries: Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended October 3, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$468,789	$62,095	$—	$530,884
Cost of products sold	—	—	350,646	45,457	—	396,103
Gross profit	—	—	118,143	16,638	—	134,781
Operating expenses:
Selling, general and
administrative expenses	—	7,919	46,394	12,045	—	66,358
Intercompany administrative
charges	—	—	6,554	1,452	(8,006)	—
Amortization of intangible assets	—	—	5,346	1,076	—	6,422
Total operating expenses	—	7,919	58,294	14,573	(8,006)	72,780
Operating earnings (loss)	—	(7,919)	59,849	2,065	8,006	62,001
Foreign currency loss	—	—	—	(1,069)	—	(1,069)
Intercompany interest	—	15,882	(13,880)	(2,002)	—	—
Interest expense	—	(18,840)	—	—	—	(18,840)
Interest income	—	1	11	9	—	21
Tax receivable agreement liability adjustment	—	1,712	—	—	—	1,712
Intercompany administrative income	—	8,006	—	—	(8,006)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(1,158)	45,980	(997)	—	43,825
Equity in subsidiaries' income (loss)	41,711	42,869	—	—	(84,580)	—
Income (loss) before provision
(benefit) for income taxes	41,711	41,711	45,980	(997)	(84,580)	43,825
Provision (benefit) for income taxes	—	—	1,753	361	—	2,114
Net income (loss)	$41,711	$41,711	$44,227	$(1,358)	$(84,580)	$41,711

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(4,121)	—	(4,121)
Unrealized loss on derivative instrument	—	—	—	(826)	—	(826)
Total comprehensive income (loss)	$41,711	$41,711	$44,227	$(6,305)	$(84,580)	$36,764

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended September 27, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$352,856	$84,992	$—	$437,848
Cost of products sold	—	—	275,938	63,321	—	339,259
Gross profit	—	—	76,918	21,671	—	98,589
Operating expenses:
Selling, general and
administrative expenses	—	6,602	28,502	16,251	—	51,355
Intercompany administrative
charges	—	—	4,528	1,047	(5,575)	—
Amortization of intangible assets	—	—	4,008	1,299	—	5,307
Total operating expenses	—	6,602	37,038	18,597	(5,575)	56,662
Operating earnings (loss)	—	(6,602)	39,880	3,074	5,575	41,927
Foreign currency loss	—	—	—	(766)	—	(766)
Intercompany interest	—	13,328	(11,723)	(1,605)	—	—
Interest expense	—	(16,296)	(4)	—	—	(16,300)
Interest income	—	1	4	13	—	18
Tax receivable agreement liability adjustment	—	(13,988)	—	—	—	(13,988)
Intercompany administrative income	—	5,575	—	—	(5,575)	—
Income (loss) before equity in
subsidiaries' income	—	(17,982)	28,157	716	—	10,891
Equity in subsidiaries' income	21,405	39,387	—	—	(60,792)	—
Income before provision
(benefit) for income taxes	21,405	21,405	28,157	716	(60,792)	10,891
Provision (benefit) for income taxes	—	—	(11,159)	645	—	(10,514)
Net income	$21,405	$21,405	$39,316	$71	$(60,792)	$21,405

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(5,009)	—	(5,009)
Unrealized gain on derivative instrument	—	—	—	886	—	886
Total comprehensive income (loss)	$21,405	$21,405	$39,316	$(4,052)	$(60,792)	$17,282

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended October 3, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$1,234,439	$174,827	$—	$1,409,266
Cost of products sold	—	—	957,220	132,241	—	1,089,461
Gross profit	—	—	277,219	42,586	—	319,805
Operating expenses:
Selling, general and
administrative expenses	—	24,463	141,197	41,626	—	207,286
Intercompany administrative
charges	—	—	21,483	4,174	(25,657)	—
Amortization of intangible assets	—	—	15,428	3,476	—	18,904
Total operating expenses	—	24,463	178,108	49,276	(25,657)	226,190
Operating earnings (loss)	—	(24,463)	99,111	(6,690)	25,657	93,615
Foreign currency loss	—	—	—	(2,101)	—	(2,101)
Intercompany interest	—	47,474	(44,670)	(2,804)	—	—
Interest expense	—	(56,624)	—	(8)	—	(56,632)
Interest income	—	3	24	20	—	47
Tax receivable agreement liability adjustment	—	(13,467)	—	—	—	(13,467)
Intercompany administrative income	—	25,657	—	—	(25,657)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(21,420)	54,465	(11,583)	—	21,462
Equity in subsidiaries' income (loss)	23,224	44,644	—	—	(67,868)	—
Income (loss) before benefit
for income taxes	23,224	23,224	54,465	(11,583)	(67,868)	21,462
Benefit for income taxes	—	—	(1,620)	(142)	—	(1,762)
Net income (loss)	$23,224	$23,224	$56,085	$(11,441)	$(67,868)	$23,224

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(11,291)	—	(11,291)
Unrealized gain on derivative instrument	—	—	—	145	—	145
Total comprehensive income (loss)	$23,224	$23,224	$56,085	$(22,587)	$(67,868)	$12,078

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 27, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$905,393	$211,131	$—	$1,116,524
Cost of products sold	—	—	728,675	162,042	—	890,717
Gross profit	—	—	176,718	49,089	—	225,807
Operating expenses:
Selling, general and
administrative expenses	—	18,116	90,553	47,722	—	156,391
Intercompany administrative
charges	—	—	12,774	4,567	(17,341)	—
Amortization of intangible assets	—	—	11,793	4,048	—	15,841
Total operating expenses	—	18,116	115,120	56,337	(17,341)	172,232
Operating earnings (loss)	—	(18,116)	61,598	(7,248)	17,341	53,575
Foreign currency loss	—	—	—	(517)	—	(517)
Intercompany interest	—	45,352	(42,753)	(2,599)	—	—
Interest expense	—	(52,033)	(30)	(2)	—	(52,065)
Interest income	—	4	24	36	—	64
Tax receivable agreement liability adjustment	—	(14,419)	—	—	—	(14,419)
Loss on modification or
extinguishment of debt	—	(21,364)	—	—	—	(21,364)
Intercompany administrative income	—	17,341	—	—	(17,341)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(43,235)	18,839	(10,330)	—	(34,726)
Equity in subsidiaries' income (loss)	(18,793)	24,442	—	—	(5,649)	—
Income (loss) before provision (benefit)
for income taxes	(18,793)	(18,793)	18,839	(10,330)	(5,649)	(34,726)
Provision (benefit) for income taxes	—	—	(21,134)	5,201	—	(15,933)
Net income (loss)	$(18,793)	$(18,793)	$39,973	$(15,531)	$(5,649)	$(18,793)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(5,366)	—	(5,366)
Unrealized loss on derivative instrument	—	—	—	(47)	—	(47)
Total comprehensive income (loss)	$(18,793)	$(18,793)	$39,973	$(20,944)	$(5,649)	$(24,206)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of October 3, 2015
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$36,695	$(11,258)	$17,841	$—	$43,278
Accounts receivable, net	—	—	236,079	31,916	—	267,995
Inventories:
Raw materials	—	—	69,630	6,037	—	75,667
Work in process	—	—	20,312	1,807	—	22,119
Finished goods	—	—	51,233	16,154	—	67,387
Total inventory	—	—	141,175	23,998	—	165,173
Prepaid expenses and other
current assets	—	952	22,153	4,939	—	28,044
Deferred income taxes	—	—	8,542	—	—	8,542
Total current assets	—	37,647	396,691	78,694	—	513,032
Investments in subsidiaries	(80,770)	(184,858)	—	—	265,628	—
Property and Equipment, at cost:
Land	—	—	7,387	777	—	8,164
Buildings and improvements	—	—	61,295	4,633	—	65,928
Machinery and equipment	—	3,394	353,604	17,184	—	374,182
	—	3,394	422,286	22,594	—	448,274
Less accumulated depreciation	—	(1,658)	(281,738)	(8,861)	—	(292,257)
Total property and equipment, net	—	1,736	140,548	13,733	—	156,017
Other Assets:
Intangible assets, net	—	—	117,203	18,153	—	135,356
Goodwill	—	—	449,492	29,838	—	479,330
Intercompany note receivable	—	1,104,510	—	—	(1,104,510)	—
Other	—	23,804	3,601	—	—	27,405
Total other assets	—	1,128,314	570,296	47,991	(1,104,510)	642,091
	$(80,770)	$982,839	$1,107,535	$140,418	$(838,882)	$1,311,140

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$159	$77,261	$15,958	$—	$93,378
Accrued expenses	—	13,371	118,239	19,133	—	150,743
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	17,830	195,500	35,091	—	248,421
Deferred income taxes	—	—	14,941	5,364	—	20,305
Intercompany note payable	—		998,056	106,454	(1,104,510)	—
Payable to related parties pursuant to
tax receivable agreement	—	24,384	—	—	—	24,384
Other long-term liabilities	—	8,033	73,494	3,911	—	85,438
Long-term debt, less current portion	—	1,013,362	—	—	—	1,013,362
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	681	681	—	—	(681)	681
Additional paid-in-capital	748,965	748,965	437,178	21,521	(1,207,664)	748,965
(Accumulated deficit) retained earnings	(799,288)	(799,288)	(597,096)	(21,142)	1,417,526	(799,288)
Accumulated other
comprehensive loss	(31,128)	(31,128)	(14,538)	(10,781)	56,447	(31,128)
Total stockholders' (deficit) equity	(80,770)	(80,770)	(174,456)	(10,402)	265,628	(80,770)
	$(80,770)	$982,839	$1,107,535	$140,418	$(838,882)	$1,311,140

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$23,555	$(5,845)	$15,452	$—	$33,162
Accounts receivable, net	—	—	153,791	33,888	—	187,679
Inventories:
Raw materials	—	—	65,772	10,695	—	76,467
Work in process	—	—	32,653	1,725	—	34,378
Finished goods	—	—	54,415	14,653	—	69,068
Total inventory	—	—	152,840	27,073	—	179,913
Prepaid expenses and other
current assets	—	1,044	25,840	4,924	—	31,808
Deferred income taxes	—	—	7,680	—	—	7,680
Total current assets	—	24,599	334,306	81,337	—	440,242
Investments in subsidiaries	(96,668)	(64,046)	—	—	160,714	—
Property and Equipment, at cost:
Land	—	—	7,085	882	—	7,967
Buildings and improvements	—	—	60,211	5,447	—	65,658
Machinery and equipment	—	2,794	348,951	16,974	—	368,719
	—	2,794	416,247	23,303	—	442,344
Less accumulated depreciation	—	(2,083)	(271,156)	(8,138)	—	(281,377)
Total property and equipment, net	—	711	145,091	15,165	—	160,967
Other Assets:
Intangible assets, net	—	—	123,333	24,376	—	147,709
Goodwill	—	—	442,233	33,879	—	476,112
Intercompany note receivable	—	953,510	—	—	(953,510)	—
Other	—	26,784	2,761	—	—	29,545
Total other assets	—	980,294	568,327	58,255	(953,510)	653,366
	$(96,668)	$941,558	$1,047,724	$154,757	$(792,796)	$1,254,575

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$239	$66,452	$17,473	$—	$84,164
Accrued expenses	—	19,907	110,290	17,128	—	147,325
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	24,446	176,742	34,601	—	235,789
Deferred income taxes	—	—	14,719	6,087	—	20,806
Intercompany note payable	—	—	844,258	109,252	(953,510)	—
Payable to related parties pursuant to
tax receivable agreement	—	10,917	—	—	—	10,917
Other long-term liabilities	—	13,946	76,923	3,945	—	94,814
Long-term debt	—	988,917	—	—	—	988,917
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	679	679	—	—	(679)	679
Additional paid-in-capital	745,140	745,140	602,801	16,010	(1,363,951)	745,140
(Accumulated deficit) retained earnings	(822,512)	(822,512)	(653,181)	(9,701)	1,485,394	(822,512)
Accumulated other
comprehensive income (loss)	(19,975)	(19,975)	(14,538)	(5,437)	39,950	(19,975)
Total stockholders' (deficit) equity	(96,668)	(96,668)	(64,918)	872	160,714	(96,668)
	$(96,668)	$941,558	$1,047,724	$154,757	$(792,796)	$1,254,575

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 3, 2015
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$23,224	$23,224	$56,085	$(11,441)	$(67,868)	$23,224
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	250	38,703	5,355	—	44,308
Fair-value premium on purchased inventory	—	—	54	—	—	54
Non-cash restructuring costs	—	—	—	805	—	805
Non-cash interest expense, net	—	9,988	—	—	—	9,988
Loss on foreign currency transactions	—	—	—	2,101	—	2,101
Non-cash litigation expense	—	—	(3,210)	—	—	(3,210)
Stock based compensation	—	1,642	—	—	—	1,642
Deferred income taxes	—	—	(4,328)	—	—	(4,328)
Tax receivable agreement liability adjustment	—	13,467	—	—	—	13,467
Reduction in tax uncertainty,
net of valuation allowance	—	—	(501)	—	—	(501)
Equity in subsidiaries' net income (loss)	(23,224)	(44,644)	—	—	67,868	—
Other	—	—	(67)	—	—	(67)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(74,649)	(2,201)	—	(76,850)
Inventories	—	—	15,487	(147)	—	15,340
Prepaid expenses and other assets	—	825	6,780	(680)	—	6,925
Accounts payable	—	(80)	9,075	(586)	—	8,409
Accrued expenses	—	(12,522)	14,664	(4,918)	—	(2,776)
Cash payments on restructuring liabilities	—	—	(201)	(1,561)	—	(1,762)
Other	—	(14)	(990)	—	—	(1,004)
Net cash provided by (used in)
operating activities	—	(7,864)	56,902	(13,273)	—	35,765
Cash flows from investing activities:
Acquisitions	—	—	(21,000)	—	—	(21,000)
Capital expenditures	—	(1,186)	(16,836)	(2,266)	—	(20,288)
Proceeds from sale of assets	—	—	88	18	—	106
Net cash used in
investing activities	—	(1,186)	(37,748)	(2,248)	—	(41,182)
Cash flows from financing activities:
Net revolver borrowings	—	20,000	—	—	—	20,000
Payments on long-term debt	—	(3,225)	—	—	—	(3,225)
Proceeds from exercises of employee stock options	—	2,201	—	—	—	2,201
Proceeds from intercompany
investment	—	3,214	(24,567)	21,353	—	—
Net cash provided by (used in)
financing activities	—	22,190	(24,567)	21,353	—	18,976
Impact of exchange rate movements on cash	—	—	—	(3,443)	—	(3,443)
Net increase (decrease) in cash
and cash equivalents	—	13,140	(5,413)	2,389	—	10,116
Cash and cash equivalents at the
beginning of the period	—	23,555	(5,845)	15,452	—	33,162
Cash and cash equivalents at the end
of the period	$—	$36,695	$(11,258)	$17,841	$—	$43,278

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 27, 2014
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(18,793)	$(18,793)	$39,973	$(15,531)	$(5,649)	$(18,793)
Adjustments to reconcile net income (loss)
to cash used in operating activities:
Depreciation and amortization expense	—	486	27,239	6,191	—	33,916
Fair-value premium on purchased inventory	—	—	38	—	—	38
Fair-value decrease of contingent acquisition liability	—	—	(264)	—	—	(264)
Non-cash restructuring expense	—	—	—	3,012	—	3,012
Non-cash interest expense, net	—	11,606	—	—	—	11,606
Loss on foreign currency transactions	—	—	—	517	—	517
Non-cash litigation expense	—	—	4,593	—	—	4,593
Loss on modification or extinguishment of debt	—	21,364	—	—	—	21,364
Stock based compensation	—	1,672	—	—	—	1,672
Deferred income taxes	—	—	(22,227)	5,032	—	(17,195)
Tax receivable agreement liability adjustment	—	14,419	—	—	—	14,419
Increase in tax uncertainty,
net of valuation allowance	—	—	254	—	—	254
Equity in subsidiaries' net loss	18,793	(24,442)	—	—	5,649	—
Other	—	—	(50)	(174)	—	(224)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(81,439)	(21,289)	—	(102,728)
Inventories	—	—	(17,394)	(6,680)	—	(24,074)
Prepaid expenses and other assets	—	189	2,673	(255)	—	2,607
Accounts payable	—	(60)	5,873	9,367	—	15,180
Accrued expenses	—	(18,259)	11,865	4,926	—	(1,468)
Cash payments on restructuring liabilities	—	—	(577)	(3,835)	—	(4,412)
Other	—	2	(1,997)	6,566	—	4,571
Net cash used in
operating activities	—	(11,816)	(31,440)	(12,153)	—	(55,409)
Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(130,856)	—	—	—	(130,856)
Capital expenditures	—	(1,075)	(11,907)	(1,542)	—	(14,524)
Proceeds from sale of assets	—	—	109	635	—	744
Net cash used in
investing activities	—	(131,931)	(11,798)	(907)	—	(144,636)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,067,725	—	—	—	1,067,725
Net revolver borrowings	—	20,000	—	—	—	20,000
Payments on long-term debt	—	(853,075)	—	—	—	(853,075)
Payment of tender and early call premiums	—	(61,142)	—	—	—	(61,142)
Proceeds from intercompany
investment	—	(59,762)	44,781	14,981	—	—
Proceeds from exercises of employee stock options	—	1,073	—	—	—	1,073
Debt issuance costs paid	—	(16,721)	—	—	—	(16,721)
Net cash provided by
financing activities	—	98,098	44,781	14,981	—	157,860
Impact of exchange rate movement
on cash	—	—	—	(834)	—	(834)
Net increase (decrease) in cash
and cash equivalents	—	(45,649)	1,543	1,087	—	(43,019)
Cash and cash equivalents at the
beginning of the period	—	57,800	(4,970)	16,971	—	69,801
Cash and cash equivalents at the end
of the period	$—	$12,151	$(3,427)	$18,058	$—	$26,782

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

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 48% and 52% of our net sales, respectively, for the three months ended October 3, 2015.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer, roofing, and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

We are a holding company with no operations or assets of our own other than the capital stock of our subsidiaries. The terms of Ply Gem Industries' $350.0 million ABL Facility and the credit agreement governing the terms of its $430.0 million Term Loan Facility place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.  Further, the terms of the indenture governing Ply Gem Industries' $650.0 million 6.50% Senior Notes place restrictions on the ability of Ply Gem Industries and our other subsidiaries to pay dividends and otherwise transfer assets to us.

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

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 3, 2015	September 27, 2014	October 3, 2015	September 27, 2014
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$255,069	$244,416	$650,084	$609,419
Windows and Doors	275,815	193,432	759,182	507,105
Operating earnings (loss)
Siding, Fencing and Stone	51,122	44,756	106,118	89,484
Windows and Doors	18,798	3,773	11,960	(17,793)
Unallocated	(7,919)	(6,602)	(24,463)	(18,116)
Foreign currency loss
Siding, Fencing and Stone	(531)	(352)	(792)	(278)
Windows and Doors	(538)	(414)	(1,309)	(239)
Interest income (expense), net
Siding, Fencing and Stone	11	7	19	13
Windows and Doors	9	6	17	15
Unallocated	(18,839)	(16,295)	(56,621)	(52,029)
Income tax (provision) benefit
Unallocated	(2,114)	10,514	1,762	15,933
Tax Receivable Agreement liability adjustment
Unallocated	1,712	(13,988)	(13,467)	(14,419)
Loss on modification or
extinguishment of debt
Unallocated	—	—	—	(21,364)

Net income (loss)	$41,711	$21,405	$23,224	$(18,793)

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	October 3, 2015		September 27, 2014
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$255,069	100.0%	$244,416	100.0%
Gross profit	77,388	30.3%	68,587	28.1%
SG&A expense	22,934	9.0%	20,543	8.4%
Amortization of intangible assets	3,332	1.3%	3,288	1.3%
Operating earnings	51,122	20.0%	44,756	18.3%
Currency transaction loss	(531)	(0.2)%	(352)	(0.1)%

Net Sales

Net sales for the three months ended October 3, 2015 increased $10.7 million or 4.4% as compared to the three months ended September 27, 2014. The net sales increase for the three months ended October 3, 2015 was due in part to our acquisition of Canyon Stone, which was completed on May 29, 2015, and accounted for increased net sales of $7.8 million during the three months ended October 3, 2015. Excluding Canyon Stone, our Siding, Fencing, and Stone net sales increased $2.9 million or 1.2% for the three months ended October 3, 2015. The net sales increase resulted primarily from higher net sales in the United States of approximately $8.6 million partially offset by lower net sales in Canada of approximately $5.7 million. The U.S. net sales increase was driven by higher net sales of our vinyl siding and injection molded products that resulted from new business wins as well as improved market conditions. In addition, we achieved $2.8 million of higher PVC trim sales during the three months ended October 3, 2015 relative to the three months ended September 27, 2014 as this new product continues to gain traction in the marketplace after its introduction in 2013.

For the three months ended October 3, 2015 and September 27, 2014, the percentage of net sales in vinyl siding and metal accessories represented approximately 59.5% and 24.4% and 61.9% and 25.3%, respectively, with net sales of other products comprising approximately 16.1% and 12.8%, respectively. The 330 basis point increase in other product sales resulted directly from the Canyon Stone acquisition which specializes in the manufactured stone product category.

As previously discussed, the U.S. new construction housing market has demonstrated measured improvement, while according to the U.S. Census Bureau single family housing starts ("SFHS") increased 12.5% during the second quarter of 2015 relative to the second quarter of 2014. Our building products are typically installed on a new construction residential home 90 to 120 days after the start of the home, therefore the single family housing starts in the preceding three-month period directly impacts the demand for our products in the current three month period. Although the overall national growth rate for SFHS in the 2015 second quarter was 12.5%, SFHS in the core geographical markets for vinyl siding of the Northeast and Midwest were flat and down 2.3% respectively, which impacted demand for our vinyl siding products during the three months ended October 3, 2015. During the third quarter of 2015, the residential remodeling market conditions demonstrated improvement as, according to the Leading Indicator of Remodeling Activity Index (“LIRA”), the 2015 third quarter trailing twelve months increased by 2.4% compared to the prior year period.

The improving residential remodeling market conditions and the net sales growth of our product categories, were partially offset by depressed market conditions in Canada where the weakening Canadian dollar negatively impacted our net sales by approximately $5.5 million during the three months ended October 3, 2015 compared to the three months ended September 27, 2014. During the three months ended October 3, 2015, the Canadian dollar weakened 20.5% relative to the three months ended September 27, 2014. Excluding the negative foreign currency impact, our net sales in Canada would have decreased a nominal $0.3 million during the three months ended October 3, 2015 relative to the three months ended September 27, 2014.

Gross Profit

Gross profit for the three months ended October 3, 2015 increased $8.8 million or 12.8% as compared to the three months ended September 27, 2014. Excluding the impact of the Canyon Stone acquisition, which was completed on May 29, 2015 and contributed increased gross profit of approximately $2.3 million, our gross profit increased $6.5 million or 9.5% during the three months ended October 3, 2015. The gross profit increase during the three months ended October 3, 2015 resulted predominantly from favorable raw material cost pricing relative to the three months ended September 27, 2014 specifically for PVC resin and aluminum. PVC resin and the Midwest Ingot price of aluminum decreased approximately 4.8% and 27.7%, respectively, during the three months ended October 3, 2015 relative to the three months ended September 27, 2014. This favorable material cost pricing increased gross profit by approximately $9.6 million partially offset by unfavorable product mix of approximately $2.0 million. In addition, our freight expense on a volume adjusted basis was favorable by approximately $1.8 million as a result of declining fuel prices.

As a percentage of net sales, gross profit increased from 28.1% for the three months ended September 27, 2014 to 30.3% for the three months ended October 3, 2015. Excluding Canyon Stone, our gross profit was 30.4% for the three months ended October 3, 2015. This 230 basis point increase for the three months ended October 3, 2015 resulted primarily from favorable material cost pricing and favorable freight expense partially offset by the negative impact of the Canadian dollar weakening against the U.S. dollar.

Selling, general and administrative expenses

SG&A expense for the three months ended October 3, 2015 increased $2.4 million or 11.6% as compared to the three months ended September 27, 2014. Excluding $1.3 million of SG&A expense for Canyon Stone, our SG&A expense increased $1.1 million or 5.3% which resulted from increased incentive compensation for the three months ended October 3, 2015 relative to the three months ended September 27, 2014. As a percentage of net sales, SG&A expense increased from 8.4% to 8.7% excluding Canyon Stone as a result of the increased incentive compensation expenses for the three months ended October 3, 2015.

Amortization of intangible assets

Amortization expense for the three months ended October 3, 2015 was materially consistent with the prior year period. As a percentage of net sales, amortization expense was consistent at 1.3% for the three months ended October 3, 2015 compared to 1.3% for the three months ended September 27, 2014.

Currency transaction loss

The currency transaction loss for the three months ended October 3, 2015 was $0.5 million resulting from the impact of the Canadian dollar devaluation. The currency transaction loss for the three months ended September 27, 2014 was $0.4 million resulting from the fluctuation in the Canadian dollar during the period.

	For the nine months ended
(Amounts in thousands)	October 3, 2015		September 27, 2014
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$650,084	100.0%	$609,419	100.0%
Gross profit	182,859	28.1%	160,894	26.4%
SG&A expense	67,141	10.3%	61,487	10.1%
Amortization of intangible assets	9,600	1.5%	9,923	1.6%
Operating earnings	106,118	16.3%	89,484	14.7%
Currency transaction loss	(792)	(0.1)%	(278)	—%

Net Sales

Net sales for the nine months ended October 3, 2015 increased $40.7 million or 6.7% as compared to the nine months ended September 27, 2014. Excluding net sales of $10.8 million attributed to the Canyon Stone acquisition which was completed on May 29, 2015, our net sales increased $29.9 million or 4.9% during the nine months ended October 3, 2015. The net sales increase resulted predominantly from higher net sales in the United States of approximately $38.5 million partially offset by lower net sales in Canada of approximately $8.6 million. The U.S. net sales increased resulted primarily from improved market conditions reflected in industry metrics. Our building products typically are installed on a new construction residential home 90 to 120 days after the start of the home, therefore the single family housing starts in the preceding three-month period directly impacts the demand for our products in the current period. According to the U.S. Census Bureau single family housing starts increased 8.7% during the nine months ended in the second quarter of 2015 relative to the comparable prior year period. According to the LIRA, remodeling activity summarized by homeowner improvements increased 4.3% during the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014. These improved U.S. industry conditions resulted in increased net sales of approximately $25.7 million for our combined vinyl siding, metal accessory, and PVC trim products. We experienced increased PVC trim net sales during the nine months ended October 3, 2015 relative to the nine months ended September 27, 2014 as this new product continues to gain traction in the marketplace after its introduction in 2013, while the vinyl siding and metal accessory increases resulted predominantly from new business wins and improving industry conditions. Sales of our vinyl siding products increased $10.8 million in the U.S. partially offset by a Canadian vinyl siding net sales decrease of $6.9 million which resulted from the weakening of the Canadian dollar relative to the U.S. dollar.

For the nine months ended October 3, 2015 and September 27, 2014, the percentage of net sales in vinyl siding and metal accessories represented approximately 60.7% and 24.4% and 62.6% and 24.0%, respectively, with our net sales of other products comprising approximately 14.9% and 13.4%. The net sales increase in other products resulted from the Canyon Stone acquisition which specializes in the manufactured stone category. Also contributing to the net sales increase for the nine months ended October 3, 2015 was higher selling prices relative to the nine months ended September 27, 2014 of 1.1% which equated to increased net sales of $5.8 million. Finally, our net sales for the nine months ended October 3, 2015 were positively impacted by the timing of the Company’s fiscal calendar which provided four additional shipping days during the first nine months of 2015 relative to the first nine months of 2014.

The improved U.S. market conditions which accounted for the majority of the 4.9% net sales increase during the nine months ended October 3, 2015 are further evidenced by the Vinyl Siding Institute reporting that U.S. vinyl siding industry shipments increased 0.7% during the nine months ended October 3, 2015 while shipments in Canada decreased 1.9% for the nine months ended September 27, 2014. Including Mitten, our U.S. market position in vinyl siding for the nine months ended October 3, 2015 and September 27, 2014 was 38.5% and 38.7%, respectively, while our combined share of the Canadian vinyl siding market was 29.8% and 27.1%, respectively. The improved U.S. market conditions were partially offset by declining industry conditions in Canada where the deteriorating Canadian dollar negatively impacted our net sales by approximately $22.3 million during the nine months ended October 3, 2015. Excluding the negative foreign currency impact, our net sales in Canada through Mitten would have increased $2.4 million despite weakness in the Canadian economy. During the nine months ended October 3, 2015 the Canadian dollar deteriorated 15.2% relative to the nine months ended September 27, 2014.

Gross Profit

Gross profit for the nine months ended October 3, 2015 increased $22.0 million or 13.7% as compared to the nine months ended September 27, 2014. Excluding the impact of the Canyon Stone acquisition, which was completed on May 29, 2015 and contributed increased gross profit of approximately $3.1 million, our gross profit increased $18.9 million or 11.7%. The gross profit increase resulted from the 4.9% net sales increase resulting from improved market and weather conditions in the United States partially offset by the weakening Canadian dollar. The higher volumes experienced during the nine months ended October 3, 2015 enabled us to increase our operating leverage and cover fixed manufacturing costs relative to the lower volumes experienced during the nine months ended September 27, 2014. This operating leverage combined with increased average selling prices, lower freight expenses, and favorable material cost pricing during the nine months ended October 3, 2015 relative to the nine months ended September 27, 2014 improved our gross profit. For material costs, PVC resin decreased 3.0% during the nine months ended October 3, 2015 relative to the nine months ended September 27, 2014. The Midwest Ingot price of aluminum decreased 10.1% during the nine months ended October 3, 2015 relative to the nine months ended September 27, 2014. This favorable material cost pricing increased gross profit by approximately $13.1 million during the nine months ended October 3, 2015 relative to the nine months ended September 27, 2014. In addition, our freight expense on a volume adjusted basis was favorable by approximately $3.5 million as a result of declining oil prices.

As a percentage of net sales, gross profit increased from 26.4% for the nine months ended September 27, 2014 to 28.1% for the nine months ended October 3, 2015 excluding the impact of Canyon Stone. The 170 basis point increase for the nine months ended October 3, 2015 resulted from improved operating leverage from the 4.9% net sales increase as well as improved selling prices, favorable material cost pricing, and favorable freight expense.

Selling, general and administrative expenses

SG&A expense for the nine months ended October 3, 2015 increased $5.7 million or 9.2% as compared to the nine months ended September 27, 2014. Excluding the Canyon Stone acquisition, which was completed on May 29, 2015 and incurred SG&A expenses of $1.8 million, SG&A expense increased $3.9 million or 6.3% during the nine months ended October 3, 2015 as compared to the nine months ended September 27, 2014. The SG&A expense increase was predominantly caused by higher incentive compensation of $2.5 million and increased sales and marketing expenses of $1.1 million related to the 4.9% net sales increase during the nine months ended October 3, 2015 relative to the nine months ended September 27, 2014. As a percentage of net sales excluding Canyon Stone, SG&A expense remained consistent at approximately 10.2% during the nine months ended October 3, 2015 as compared to 10.1% for the nine months ended September 27, 2014.

Amortization of intangible assets

Amortization expense for the nine months ended October 3, 2015 decreased by $0.3 million or 3.3% during the nine months ended October 3, 2015 as compared to the nine months ended September 27, 2014. The amortization expense decrease resulted from the negative 15.2% movement in the Canadian dollar relative to the U.S. dollar during the nine months ended October 3, 2015 which resulted in lower amortization expense in Canada of approximately $0.5 million partially offset by increased amortization expense from the Canyon Stone acquisition. As a percentage of net sales, amortization expense was 1.4% for the nine months ended October 3, 2015 excluding Canyon Stone as compared to 1.6% for the nine months ended September 27, 2014 resulting from the negative Canadian dollar exchange rate movement during the nine months ended October 3, 2015.

Currency transaction loss

The currency transaction loss for the nine months ended October 3, 2015 was $0.8 million resulting from the impact of the Canadian dollar devaluation. The currency transaction loss for the nine months ended September 27, 2014 was $0.3 million.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	October 3, 2015		September 27, 2014
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$275,815	100.0%	$193,432	100.0%
Gross profit	57,393	20.8%	30,002	15.5%
SG&A expense	35,505	12.9%	24,210	12.5%
Amortization of intangible assets	3,090	1.1%	2,019	1.0%
Operating earnings	18,798	6.8%	3,773	2.0%
Currency transaction loss	(538)	(0.2)%	(414)	(0.2)%

Net Sales

Net sales for the three months ended October 3, 2015 increased $82.4 million or 42.6% as compared to the three months ended September 27, 2014. The net sales increase for the three months ended October 3, 2015 was primarily related to our Simonton acquisition, which was completed on September 19, 2014, and accounted for increased net sales of $81.9 million during the three months ended October 3, 2015. Excluding Simonton, our Windows and Doors’ net sales increased $0.5 million or 0.2% for the three months ended October 3, 2015 relative to the three months ended September 27, 2014. The net sales increase resulted from higher net sales in the United States for our U.S. window products of approximately $17.6 million offset by lower net sales for our Western Canadian business of approximately $17.1 million. The U.S. net sales increase resulted from improved market conditions reflected in industry metrics. According to the U.S. Census Bureau single family housing starts increased by 12.5% during the second quarter of 2015 relative to the second quarter of 2014. Our building products are typically installed on a new construction residential home 90 to 120 days after the start of the home, therefore the single family housing starts in the preceding three-month period directly impacts the demand for our products in the current three month period and the geographical footprint of those starts has less of an impact than our Siding, Fencing, and Stone segment. In addition to the improved industry conditions in the United States, our Windows and Doors selling prices increased for our window products from price increases that we have implemented and favorable product mix that resulted from a higher proportion of our window sales being derived from our vinyl windows which typically carry a higher selling price than our aluminum windows. The impact of higher selling prices that resulted from our price increases and favorable product mix is estimated to have increased our average selling price for our U.S. window products by 8.0% which contributed higher net sales of approximately $11.1 million for the three months ended October 3, 2015.

These increases in the U.S. market were offset by a 36.8% decrease in net sales in our Western Canadian business during the three months ended October 3, 2015 compared to the three months ended September 27, 2014. The housing market conditions within the prairie provinces of Western Canada, in which a majority of our Western Canadian business’ net sales are generated, has experienced demand softness due to declining world oil prices on this heavily dependent energy industrial area. The weakening of the Canadian dollar also negatively impacted our net sales by approximately $5.9 million during the three months ended October 3, 2015 compared to the three months ended September 27, 2014. During the three months ended October 3, 2015, the Canadian dollar deteriorated 20.5% relative to the three months ended September 27, 2014.

Gross Profit

Gross profit for the three months ended October 3, 2015 increased $27.4 million or 91.3% as compared to the three months ended September 27, 2014. Our gross profit was favorably impacted by the Simonton acquisition, which was completed on September 19, 2014 and contributed increased gross profit of approximately $23.7 million during the three months ended October 3, 2015. Adjusting for the Simonton acquisition, our gross profit for the three months ended October 3, 2015 increased approximately $3.6 million or 12.9%. This gross profit increase can be attributed to the continued improvement in our U.S. windows business, which was driven by improved net pricing and favorable product mix that resulted in an 8.0% increase in average selling price during the three months ended October 3, 2015. Overall, our gross profit increased approximately $7.5 million for our U.S. windows business but decreased approximately $3.7 million for our Western Canadian business during the three months ended October 3, 2015 compared to the three months ended September 27, 2014. The decrease in our Canadian gross profit is largely attributed to the negative impact of foreign currency resulting from the weakening of the Canadian dollar as well as a softening in the Western Canadian market.

As a percentage of net sales, gross profit increased from 15.5% for the three months ended September 27, 2014 to 20.8% for the three months ended October 3, 2015. Excluding the impact of Simonton, gross profit increased from 15.1% for the three months ended September 27, 2014 to 17.1% for the three months ended October 3, 2015. The 200 basis point gross profit increase was driven by a 330 basis point improvement in U.S. windows gross profit performance resulting from improved net pricing and operational efficiencies while Western Canada incurred a 10 basis point decrease that resulted from lower operating leverage and the negative impact of the weakening Canadian dollar.

Selling, general and administrative expenses

SG&A expense for the three months ended October 3, 2015 increased $11.3 million or 46.7% compared to the three months ended September 27, 2014. The SG&A expense increase relates to the Simonton acquisition, which was completed on September 19, 2014 and contributed $16.2 million of increased SG&A expense for the three months ended October 3, 2015. Excluding Simonton, our Windows and Doors’ SG&A expense decreased $4.9 million or 21.2%. The decrease in SG&A expense resulted from $2.6 million lower SG&A expense for Western Canada from the reduction of $0.9 million of one-time restructuring and integration costs related to the integration of our Western Canadian businesses that occurred during the three months ended September 27, 2014 and variable expense reductions taken by management in response to lower market demand resulting from recessionary market conditions in Western Canada and the weakening of the Canadian dollar. In addition to Western Canada, our Windows and Doors’ SG&A expense decreased by $2.3 million due to reduced legal expenses as compared to the prior year associated with the resolution of our previously disclosed Windows and Doors class action litigation, partially offset by increased incentive compensation expense during the three months ended October 3, 2015.

Excluding Simonton, SG&A expense as a percentage of net sales decreased from 12.3% for the three months ended September 27, 2014 to 9.7% for the three months ended October 3, 2015. The reduction in legal expenses accounted for 170 basis points of the decrease with the remainder due to the lower SG&A expense with respect to sales and marketing expenses for Western Canada for the three months ended October 3, 2015 as compared to the three months ended September 27, 2014.

Amortization of intangible assets

Amortization expense for the three months ended October 3, 2015 increased $1.1 million or 53.0% compared to the three months ended September 27, 2014. The increase in amortization expense for the three months ended October 3, 2015 was due to the additional intangible assets acquired in the Simonton acquisition completed on September 19, 2014. As a percentage of net sales, amortization expense remained consistent at 1.0% after excluding the impact of the Simonton acquisition for the three months ended October 3, 2015 compared to the three months ended September 27, 2014.

Currency transaction loss

The currency transaction loss of approximately $0.5 million for the three months ended October 3, 2015 increased approximately $0.1 million or 30.0% due to the 20.5% weakening of the Canadian dollar relative to the U.S. dollar during the three months ended October 3, 2015 as compared to the three months ended September 27, 2014.

	For the nine months ended
(Amounts in thousands)	October 3, 2015		September 27, 2014
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$759,182	100.0%	$507,105	100.0%
Gross profit	136,946	18.0%	64,913	12.8%
SG&A expense	115,682	15.2%	76,788	15.1%
Amortization of intangible assets	9,304	1.2%	5,918	1.2%
Operating earnings (loss)	11,960	1.6%	(17,793)	(3.5)%
Currency transaction loss	(1,309)	(0.2)%	(239)	—%

Net Sales

Net sales for the nine months ended October 3, 2015 increased $252.1 million or 49.7% compared to the nine months ended September 27, 2014. The net sales increase for the nine months ended October 3, 2015 was predominantly related to our Simonton acquisition, which was completed on September 19, 2014, and accounted for increased net sales of $231.9 million during the nine months ended October 3, 2015. Excluding Simonton, our Windows and Doors’ net sales increased $20.2 million or 4.0% during the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014. The net sales increase resulted from higher net sales in the United States for our U.S. window products of approximately $47.9 million partially offset by lower net sales for our Western Canadian business of approximately $27.7 million. The U.S. net sales increase resulted from improved market conditions reflected in industry metrics. According to the U.S. Census Bureau single family housing starts increased by 8.7% during the nine months ended during second quarter of 2015 relative to the second quarter of 2014. Our building products are typically installed on a new construction residential home 90 to 120 days after the start of the home, therefore the single family housing starts in the preceding three-month period directly impacts the demand for our products in the current period. In addition to the improved industry conditions in the United States, our Windows and Doors selling prices increased for our window products from price increases that we have implemented and favorable product mix that resulted from a higher proportion of our window sales being derived from our vinyl windows which typically carry a higher selling price than our aluminum windows. The impact of higher selling prices that resulted from our price increases and favorable product mix is estimated to have increased our average selling price for our U.S. window products by 6.2% which contributed higher net sales of approximately $23.9 million for the nine months ended October 3, 2015. Furthermore, our net sales for the nine months ended October 3, 2015 were positively impacted by the timing of the Company’s fiscal calendar which provided four additional shipping days for the nine months ended October 3, 2015 relative to the nine months ended September 27, 2014.

These increase in the U.S. market were partially offset by a 23.7% decrease in net sales in our Western Canadian business during the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014. The housing market conditions within the prairie provinces of Western Canada, in which a majority of our Western Canadian business’ net sales are generated, has experienced demand softness due to declining world oil prices on this heavily dependent energy industrial area. In addition, the weakening of the Canadian dollar negatively impacted our net sales by approximately $23.3 million during the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014. During the nine months ended October 3, 2015, the Canadian dollar weakened 15.2% against the U.S. dollar relative to the nine months ended September 27, 2014.

Gross Profit

Gross profit for the nine months ended October 3, 2015 increased $72.0 million or 111.0% as compared to the nine months ended September 27, 2014. Our gross profit was favorably impacted by the Simonton acquisition, which was completed on September 19, 2014 and contributed increased gross profit of approximately $60.1 million for the nine months ended October 3, 2015. Adjusting for the Simonton acquisition, our gross profit for the nine months ended October 3, 2015 increased by approximately $12.0 million or 19.0%. This gross profit increase can be attributed to the continued improvement in our U.S. windows business, which was driven by improved net pricing and favorable product mix that resulted in a 6.2% increase in average selling price during the nine months ended October 3, 2015. In addition to the average sales price improvement, we have improved our operational efficiencies as a result of our “enterprise lean” initiative which continues to streamline our window product offering by providing additional manufacturing flexibility as well as our improved sales and operations planning process that is intended to provide better resource planning which will help to minimize ramp up costs that result from spikes in demand within a geographical area. Overall, our gross profit increased approximately $17.6 million for our U.S. windows business but decreased approximately $5.5 million for our Western Canadian business during the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014. The decrease in our Canadian gross profit is largely attributed to the negative impact of foreign currency resulting from the weakening of the Canadian dollar as well as a softening in the Western Canadian market.

As a percentage of net sales, gross profit increased from 12.8% for the nine months ended September 27, 2014 to 18.0% for the nine months ended October 3, 2015. Excluding the impact of Simonton, gross profit increased from 12.6% for the nine months ended September 27, 2014 to 14.4% for the nine months ended October 3, 2015. The 180 basis point increase in gross profit was driven by a 290 basis point improvement in U.S. windows gross profit performance resulting from improved net pricing and operational efficiencies while Western Canada incurred a 40 basis point decrease from lower volumes which decreased operating leverage during the nine months ended October 3, 2015.

Selling, general and administrative expenses

SG&A expense for the nine months ended October 3, 2015 increased $38.9 million or 50.7% compared to the nine months ended September 27, 2014. The SG&A expense increase relates to the Simonton acquisition, which was completed on September 19, 2014 and contributed increased SG&A expense of $50.3 million for the nine months ended October 3, 2015. Excluding Simonton, our Windows and Doors SG&A expense decreased $11.4 million or 15.1%. This SG&A expense decrease was predominantly related to a $5.0 million expense recognized in connection with a settlement of class action lawsuits during the nine months ended September 27, 2014. In addition, SG&A expenses for Western Canada decreased $4.7 million as a result of the weakening Canadian dollar and from the elimination of $1.2 million of one-time restructuring and integration costs related to the integration of our Western Canadian businesses that occurred during the nine months ended September 27, 2014 and $1.4 million lower sales and marketing expenses based on the lower sales volume. The remaining decrease in SG&A expense is attributable to reduced legal expenses as compared to the prior year associated with the resolution of the class action lawsuits partially offset by increased incentive compensation expense in the U.S. for the nine months ended October 3, 2015.

Excluding Simonton and the impact of the class action litigation, SG&A expense as a percentage of net sales decreased from 14.1% for the nine months ended September 27, 2014 to 12.9% for the nine months ended October 3, 2015. The decrease can be attributed to $1.2 million lower restructuring and integration costs for Western Canada as well as gaining leverage on the fixed component of SG&A expense with the additional sales volume in the U.S. and the lower legal expenses based on the resolution of certain cases.

Amortization of intangible assets

Amortization expense for the nine months ended October 3, 2015 increased $3.4 million or 57.2% compared to the nine months ended September 27, 2014. The increase in amortization expense for the nine months ended October 3, 2015 was due to the additional intangible assets acquired in the Simonton acquisition that was completed on September 19, 2014. As a percentage of net sales, amortization expense remained consistent at 1.1% for the nine months ended October 3, 2015 after excluding the impact of the Simonton acquisition for the nine months ended October 3, 2015 compared to 1.2% for the nine months ended September 27, 2014.

Currency transaction loss

The currency transaction loss of approximately $1.3 million for the nine months ended October 3, 2015 increased approximately $1.1 million or 447.7% due to the 15.2% weakening of the Canadian dollar relative to the U.S. dollar during the nine months ended October 3, 2015 as compared to the nine months ended September 27, 2014.

Combined quarterly profitability and seasonality trend

During the three months ended October 3, 2015, the Company’s gross profit margin increased to 25.4% of net sales compared to 22.5% for the three months ended September 27, 2014. Excluding the impact of the Simonton acquisition, which was completed on September 19, 2014 and contributed increased gross profit of $23.7 million and the Canyon Stone acquisition, which was completed on May 29, 2015, and contributed gross profit of $2.3 million, our comparable gross profit margins would have been 24.6% for the three months ended October 3, 2015 and 22.5% for the three months ended September 27, 2014. This 210 basis point increase can be attributed to improved operating performance of our Windows and Doors segment specifically our U.S. Windows business which earned increased gross profit of $7.5 million from improved selling prices of approximately 8.0% partially offset by challenges within Western Canada whose results were negatively impacted by a weakening Canadian dollar and a softening Canadian housing market. Our Siding, Fencing, and Stone segment also contributed to the improved gross profit margins achieving a gross profit increase, excluding Canyon Stone, of $6.5 million during the three months ended October 3, 2015 resulting from favorable material cost pricing and increased average selling prices, and lower freight expense.

SG&A expense as a percentage of net sales was 12.5% for the three months ended October 3, 2015 as compared to 11.7% for the three months ended September 27, 2014. Excluding the impact of the Simonton and Canyon Stone acquisitions, our SG&A expense as a percentage of net sales for the three months ended October 3, 2015 decreased 10.9% as a result of the lower SG&A expense for Western Canada based on the deterioration of the Canadian dollar as well as the elimination of approximately $0.9 million of restructuring and integration expenses associated with combining our Western Canadian manufacturing facilities. SG&A expense also decreased as a result of reduced legal expenses as compared to the prior year associated with the resolution of the class action litigation, partially offset by increased incentive compensation expense. Simonton’s SG&A expenses are typically higher as percentage of net sales as its core business focuses on the repair and remodeling market and while this distribution network typically carries a higher gross profit margin it also requires increased marketing and other related SG&A expense compared to our existing U.S. Windows business which currently focuses on the new construction market.

To further clarify the trends in SG&A expenses for the Company as whole, Western Canada and Mitten’s SG&A expenses were also higher as a percentage of sales at approximately 20.6% and 17.6%, respectively, compared to the Company's overall SG&A expense of 12.5% for the three months ended October 3, 2015, indicating that the remaining SG&A expense excluding Simonton, Western Canada, and Mitten would be approximately 9.8% for the Company’s other businesses as a percentage of net sales for the three months ended October 3, 2015. Western Canada and Mitten operate and sell primarily in Canada and own their distribution centers across their respective regions in Eastern and Western Canada, which increases their respective SG&A expense while allowing them to service their Canadian customer base across a broad geographical area.

Overall, our key performance metrics and trends have improved relative to the prior year comparable period and continued our seasonal trend with strong operating performance during the second and third quarters of our fiscal year. The positive trend in our 2015 operating performance continued during the three months ended October 3, 2015 with continued gross profit margin expansion from improved market conditions, improved product mix, improved average selling prices, favorable freight expenses, and favorable material costs partially offset by the negative impact from the weakening of the Canadian dollar relative to the U.S. dollar. Our results for the three and nine months ended October 3, 2015 include the results of Simonton which were excluded from the comparable 2014 periods since the acquisition was completed in September 2014. Our results for the three and nine months ended October 3, 2015 also include the results of Canyon Stone which results were excluded from the comparable 2014 periods since the acquisition was completed in May 2015.

Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

	For the three months ended
(Amounts in thousands)	October 3, 2015	September 27, 2014
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(7,919)	$(6,602)
Operating loss	(7,919)	(6,602)
Interest expense	(18,840)	(16,296)
Interest income	1	1
Tax receivable agreement liability adjustment	1,712	(13,988)
Income tax (provision) benefit for income taxes	$(2,114)	$10,514

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended October 3, 2015 increased by $1.3 million or 19.9% compared to the same period in 2014 due primarily to increased incentive compensation of approximately $1.4 million, increased executive retention expense of $0.1 million, offset by decreases in other professional fees and various other personnel expenses.

Interest expense

Interest expense for the three months ended October 3, 2015 increased by approximately $2.5 million or 15.6% compared to the same period in 2014 as a result of the additional $150.0 million debt incurred for the Simonton acquisition completed in September 2014. The increased interest expense relates to the $150.0 million in 6.50% Senior Notes issued in September 2014 ("Senior Tack-on Notes") being outstanding during the three months ended October 3, 2015 and not during the full three months ended September 27, 2014.

Tax receivable agreement ("TRA") liability adjustment

As a result of the Company’s full tax valuation allowance position, the Company’s methodology for calculating the TRA liability considers expectations regarding (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the three months ended October 3, 2015, the Company estimated its projected taxable income for the full year ending December 31, 2015 based on the Company’s 2015 estimates. However, the Company’s methodology to estimate the TRA liability excludes forecasts for fiscal years subsequent to 2015 because such future forecasts and projections cannot be relied upon based on the negative evidence from the Company’s three year cumulative loss position. For fiscal year 2015, the Company estimated to be in a taxable income position; however, this taxable income estimate was not sufficient to outweigh the negative evidence or alleviate the Company’s three year cumulative loss position. In addition to projecting the Company’s current year taxable income estimate, the Company considered the reversals of deferred tax assets and deferred tax liabilities. The resulting taxable income (loss) from deferred taxes was then combined with the Company’s current year taxable income estimate to determine the cumulative NOLs that are expected to be utilized in 2015 and the TRA liability was accordingly adjusted using the 85% TRA rate.

The $1.7 million decrease for the TRA liability for the three months ended October 3, 2015 resulted from decreases in taxable income estimates resulting from reversing deferred tax liabilities as well as decreases in the Company’s 2015 estimate for taxable income. The decrease in the Company’s 2015 estimated taxable income resulted from the industry lowering their projections of SFHS for 2015 by 1.3% during the three months ended October 3, 2015 compared to the three months ended July 4, 2015 which lowered the Company’s forecasts and estimates for 2015 taxable income and decreased the TRA liability accordingly.

Income taxes

Income tax expense for the three months ended October 3, 2015 increased by approximately $12.6 million compared to the same period in 2014.  Our pre-tax income for the three months ended October 3, 2015 was approximately $43.8 million including the $1.7 million tax receivable agreement liability adjustment compared to pre-tax income of $10.9 million for the three months ended September 27, 2014.  For the three months ended October 3, 2015, the increase in income taxes resulted primarily from the impact of the Simonton purchase accounting adjustments as well as a combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized.

	For the nine months ended
(Amounts in thousands)	October 3, 2015	September 27, 2014
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(24,463)	$(18,116)
Operating loss	(24,463)	(18,116)
Interest expense	(56,624)	(52,033)
Interest income	3	4
Loss on modification or extinguishment of debt	—	(21,364)
Tax receivable agreement liability adjustment	(13,467)	(14,419)
Income tax benefit for income taxes	$1,762	$15,933

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the nine months ended October 3, 2015 increased by $6.3 million or 35.0% compared to the same period in 2014 due primarily to increased incentive compensation of approximately $2.9 million, increased executive retention expense of $0.4 million, increased professional fees of approximately $1.2 million, and various other personnel expenses.

Interest expense

Interest expense for the nine months ended October 3, 2015 increased by approximately $4.6 million or 8.8% compared to the same period in 2014 as a result of the additional $150.0 million debt incurred for the Simonton acquisition completed in September 2014 partially offset by the January 2014 debt refinancing.  The increase is primarily due to the $150.0 million in Senior Tack-on Notes being outstanding during the nine months ended October 3, 2015 and not during the nine months ended September 27, 2014 period. The 6.50% Senior Notes due 2022 (the "6.50% Senior Notes") and the Term Loan Facility due 2021 (the "Term Loan Facility"), which were issued and entered into on January 30, 2014 to replace the 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") and 9.375% Senior Notes due 2017 (the "9.375% Senior Notes"), carry lower interest rates on a weighted average basis of approximately 300 basis points and consequently reduced interest expense during the nine months ended October 3, 2015 compared to the same period in 2014.

Tax receivable agreement liability adjustment

As a result of the Company’s full tax valuation allowance position, the Company’s methodology for calculating the TRA liability considers expectations regarding (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the nine months ended October 3, 2015, the Company estimated its projected taxable income for the full year ending December 31, 2015 based on the Company’s 2015 estimates. However, the Company’s methodology to estimate the TRA liability excludes forecasts for fiscal years subsequent to 2015 because such future forecasts and projections cannot be relied upon based on the negative evidence from the Company’s three year cumulative loss position. For fiscal year 2015, the Company estimated to be in a taxable income position; however, this taxable income estimate was not sufficient to outweigh the negative evidence or alleviate the Company’s three year cumulative loss position. In addition to projecting the Company’s current year taxable income estimate, the Company considered the reversals of deferred tax assets and deferred tax liabilities. The resulting taxable income (loss) from deferred taxes was then combined with the Company’s current year taxable income estimate to determine the cumulative NOLs that are expected to be utilized in 2015 and the TRA liability was accordingly adjusted using the 85% TRA rate.

The $13.5 million TRA liability adjustment for the nine months ended October 3, 2015 resulted from increases in taxable income estimates resulting from reversing deferred tax liabilities as well as increases in the Company’s 2015 estimate for operating income compared to the 2014 period. The increase in the Company’s 2015 estimated taxable income can be attributed to the following factors noted in the first nine months of 2015 (i) the continued U.S. housing recovery which is estimated to have a 14.4% year over year increase in single family housing starts according to the U.S. Census Bureau, (ii) improvements in the repair and remodeling market evidenced by the 4.3% increase in homeowner improvements during the first nine months of 2015 versus the first nine months of 2014 according to LIRA, (iii) the positive income contributions from the Company’s acquisition of Simonton which was completed in September 2014, and (iv) continued improvements in the Company’s existing operations specifically for our U.S. Windows business which increased its operating earnings by approximately $15.5 million during the nine months ended October 3, 2015 compared to the nine months ended September 27, 2014. All of these items increased the Company’s taxable income estimate for the year ending December 31, 2015 and hence our estimate of the TRA liability for the nine months ended October 3, 2015.

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

Income taxes

The income tax benefit for the nine months ended October 3, 2015 decreased by approximately $14.2 million compared to the same period in 2014.  Our pre-tax income for the nine months ended October 3, 2015 was approximately $21.5 million including the $13.5 million tax receivable agreement liability adjustment compared to a pre-tax loss of $34.7 million for the nine months ended September 27, 2014.  For the nine months ended October 3, 2015, the decrease in income tax benefit resulted primarily from the combination of income and losses from our operating units and pre-tax losses in some entities for which no tax benefit was recognized. Additionally, the results for the nine months ended September 27, 2014 included the tax benefit related to the Simonton acquisition and the assumption of their deferred tax liabilities which resulted in a reversal of $25.0 million of the Company's valuation allowance.

Liquidity and Capital Resources

During the nine months ended October 3, 2015, cash increased by approximately $10.1 million compared to a decrease of approximately $43.0 million during the nine months ended September 27, 2014.  The decrease in cash used during the comparative nine month period was driven by a $40.0 million improvement in operating earnings period over period which resulted in a $58.5 million increase in working capital during the nine months ended October 3, 2015 relative to the nine months ended September 27, 2014. Accounts receivable improved by $25.9 million and inventory improved by $39.4 million during the nine months ended October 3, 2015 compared to nine months ended September 27, 2014.

One of the largest changes in operating cash flows during the nine months ended October 3, 2015 was the movement in the accounts receivable balance. The approximate $80.3 million increase in accounts receivable from December 31, 2014 to October 3, 2015 can be attributed to the seasonality of our business. Net sales in the final month of each respective quarter drove this increase as aging profiles were relatively consistent. Net sales for September 2015 were approximately $203.4 million, versus approximately $144.2 million for December 2014, for an increase of $59.2 million. The improvement in September’s net sales reflects the Company’s normal seasonal business as the weather in September is generally improved compared to December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable.

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

Our primary cash needs are for working capital, capital expenditures, and debt service.  As of October 3, 2015, our annual cash interest charges for debt service for the year ending December 31, 2015, including the ABL Facility, is estimated to be approximately $61.4 million.  We do not have any scheduled debt maturities until 2020.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.5% to 2.0% of net sales on an annual basis.  Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of October 3, 2015, our purchase commitments for inventory are approximately $16.8 million.  We finance these cash requirements, including payments under the Tax Receivable Agreement through internally generated cash flow and funds borrowed under the ABL Facility.

Our outstanding indebtedness will mature in 2020 (ABL Facility), 2021 (Term Loan Facility), and 2022 (6.50% Senior Notes).  Although we expect to refinance or pay off such indebtedness, we may not be successful in refinancing, extending the maturity or otherwise amending the terms of such indebtedness because of market conditions, disruptions in the debt markets, our financial performance or other reasons. Furthermore, the terms of any refinancing, extension or amendment may not be as favorable as the current terms of our indebtedness. If we are not successful in refinancing our indebtedness or extending its maturity, we and our subsidiaries could face substantial liquidity problems and may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure our indebtedness.

Our specific cash flow movement for the nine months ended October 3, 2015 and September 27, 2014 is summarized below:

Cash used in operating activities

Net cash provided by operating activities for the nine months ended October 3, 2015 was approximately $35.8 million as compared to approximately $55.4 million used in operations for the nine months ended September 27, 2014. The net cash provided by (used in) operating activities was impacted by the increase in operating earnings of approximately $40.0 million which was driven by improved operating performance for our U.S. windows business of approximately $29.8 million and $16.6 million operating earnings improvement in the Siding, Fencing and Stone segment. In addition to the improvement in operating earnings, the Company also had improved working capital metrics during the nine months ended October 3, 2015 relative to the nine months ended September 27, 2014 of approximately $65.3 million related to improved accounts receivable and inventory as we experienced improved collection rates on receivables and managed our seasonal inventory build more effectively.

Cash used in investing activities

Net cash used in investing activities for the nine months ended October 3, 2015 and September 27, 2014 was approximately $41.2 million and $144.6 million, respectively, primarily used for capital expenditures on various ongoing capital projects and a $21.0 million acquisition for Canyon Stone in 2015 and a $130.0 million acquisition for Simonton in 2014. Capital expenditures for 2015 were higher than 2014 but were relatively consistent as a percentage of net sales at 1.4% for 2015 and 1.3% for 2014, which is comparably to our historical average of 1.5% to 2.0%.

Cash provided by financing activities

Net cash provided by financing activities for the nine months ended October 3, 2015 was approximately $19.0 million, primarily from net revolver borrowings of $20.0 million. Net cash provided by financing activities for the nine months ended September 27, 2014 was approximately $157.9 million, primarily from net revolver borrowings of $20.0 million and the issuance of an additional $150.0 million in 6.50% Senior Notes. The long term debt refinancing in the nine months ended September 27, 2014 that occurred in January 2014 was essentially cash neutral after considering the final debt structure and related premiums/discounts with proceeds of $927.9 million offset by debt payments on the 8.25% Senior Secured Notes and 9.375% Senior Notes of $852.0 million, $61.1 million of tender/call premiums, and $14.6 million of debt issuance costs. The issuance of an additional $150.0 million in 6.50% Senior Notes in the nine months ended September 27, 2014 resulted in net proceeds of approximately $138.0 million after deducting $10.1 million for the debt discount and approximately $1.9 million in transaction costs incurred.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of October 3, 2015, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 7.00% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of October 3, 2015, the Company’s interest rate on the ABL Facility was approximately 1.80%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $17.5 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $22.5 million ($20.0 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

On November 5, 2015, Ply Gem Industries entered into a second amended and restated ABL Facility. Among other things, the second amended and restated ABL Facility: (i) increased the overall facility to $350.0 million, (ii) provided an accordion feature of $50.0 million, and (iii) established the applicable margin for borrowings under the ABL Facility to a range of 1.25% to 2.00% for Eurodollar rate loans, depending on availability. All outstanding loans under the second amended and restated ABL Facility are due and payable in full on November 5, 2020.

As of October 3, 2015, Ply Gem Industries had approximately $273.2 million of contractual availability and approximately $247.2 million of borrowing base availability under the ABL Facility, reflecting $20.0 million of borrowings outstanding and approximately $6.8 million of letters of credit and priority payables reserves.

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
Based on the January 2014 Refinancing, the Company recognized a loss on debt modification or extinguishment of approximately $21.4 million for the nine months ended September 27, 2014, as summarized in the table below. There was no loss on debt modification or extinguishment in the three and nine months ended October 3, 2015 or the three months ended September 27, 2014.

(Amounts in thousands)	For the nine months ended
	October 3, 2015	September 27, 2014
Loss on extinguishment of debt:
Tender premium	$—	$(8,493)
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	—	(4,773)
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	—	(2,067)
Term Loan Facility unamortized discount	—	(255)
	—	(15,588)
Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	—	(302)
Third party fees for 6.50% Senior Notes and Term Loan Facility	—	(5,474)
	—	(5,776)
Total loss on modification or extinguishment of debt	$—	$(21,364)

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of October 3, 2015, we had cash and cash equivalents of approximately $43.3 million, approximately $273.2 million of contractual availability under the ABL Facility and approximately $247.2 million of borrowing base availability.

In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we have a potential obligation related to certain tax matters of approximately $2.6 million, including interest of approximately $0.7 million.  The timing of the potential tax payments is unknown.

As of October 3, 2015, the Company had inventory purchase commitments related to supply agreements for aluminum and glass of approximately $16.8 million.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of $430.0 million on the Term Loan and up to $350.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year for the Term Loan Facility.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.9 million per year. At October 3, 2015, we were not party to any interest rate swaps or caps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and nine months ended October 3, 2015, the net impact of foreign currency changes to our results of operations was a loss of approximately $1.1 million and $2.1 million, respectively. The impact of foreign currency changes related to translation resulted in an increase in stockholders' deficit of approximately $11.3 million for the nine months ended October 3, 2015. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. During 2014, we entered into a forward contract to mitigate the exposure risk of currency fluctuation against the Canadian dollar.  At October 3, 2015, our foreign currency hedging contract had a fair value of $1.4 million and is recorded as a decrease in stockholders' deficit as of October 3, 2015.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The Midwest ingot price of aluminum decreased approximately 27.7% for the three months ended October 3, 2015 compared to the three months ended September 27, 2014. The average market price for PVC resin was estimated to have decreased approximately 4.8% for the three months ended October 3, 2015 compared to the three months ended September 27, 2014.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. There was no change in CPI for the twelve months ended September 2015.

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
During the nine months ended October 3, 2015 a new Collective Bargaining Agreement ("CBA") was agreed upon and ratified with the United Brotherhood of Carpenters and Joiners of America, which represents employees in our Western Canadian business unit. This newly ratified agreement will expire in June 2017.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of October 3, 2015.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 3, 2015 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended October 3, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As a result of the material weakness described in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2014, remediation efforts have been in progress during fiscal year 2015. Remediation action items included improving upon the timeliness and effectiveness of the review of nonstandard journal entries. During the quarter ended October 3, 2015, these new controls and procedures operated effectively. As of December 31, 2015, in connection with the close of the current fiscal year, management and the audit committee will again independently evaluate and confirm the effectiveness of these newly implemented disclosure controls and procedures. Management believes the new controls and procedures it has implemented earlier in 2015 completely remediate the material weakness.

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
101*
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended October 3, 2015, filed on November 9, 2015, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  November 9, 2015

By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Chairman of the Board

Date:  November 9, 2015

By:	/s/ Shawn K. Poe
Shawn K. Poe
Executive Vice President, Chief Financial Officer, Treasurer and Secretary