Form 10-K
period 2015-12-31
PLY GEM HOLDINGS INC
filed 2016-03-14
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer [  ]    Accelerated filer [X]     Non-accelerated filer [ ]    Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of July 3, 2015, was approximately $262.7 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NYSE on July 3, 2015. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of July 3, 2015.
The Company had 68,127,491 shares of common stock outstanding as of March 14, 2016.

Documents incorporated by reference:  The information required by Part III (Items 10, 11, 12, 13 and 14) of this form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015.

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

• our ability to attract, employ, train and retain qualified personnel at a competitive cost;

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

• limitations on our net operating losses and payments under the tax receivable agreement to our stockholders;

• exposure of systems and IT infrastructure to security breaches and other cyber security incidents; and

• control by the CI Partnerships (as defined below).

These and other factors are more fully discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Annual Report on Form 10-K.

PART I

Item 1.      BUSINESS

Company Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 46% and 54% of our sales, respectively, for the fiscal year ended December 31, 2015.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer, roofing, and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

History

Ply Gem Holdings was incorporated as a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), on January 23, 2004 by affiliates of CI Capital Partners for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”).  The Ply Gem acquisition was completed on February 12, 2004.  Prior to the Ply Gem acquisition, our business was known as the Windows, Doors and Siding division of Nortek, where the business operated as a holding company with a broad set of brands.  Since the Ply Gem acquisition, we have acquired ten additional businesses to complement and expand our product portfolio and geographical diversity.  Gary E. Robinette, our President, Chief Executive Officer and Chairman of the Board, joined Ply Gem in October 2006, and has employed the strategy of transitioning Ply Gem to an integrated and consolidated business model under the Ply Gem brand.  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”), with Ply Gem Prime being the surviving corporation.  As a result, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Prime. On May 23, 2013, Ply Gem Holdings issued 18,157,895 shares of common stock in an initial public offering ("IPO"), receiving net proceeds of approximately $353.8 million. In connection with and prior to the IPO, Ply Gem Holdings also issued 48,962,494 shares of common stock in connection with the merger of Ply Gem Prime with Ply Gem Holdings being the surviving entity.

The following is a summary of Ply Gem’s recent acquisition history:

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

•
On May 29, 2015, Ply Gem acquired substantially all of the assets of Canyon Stone, Inc. (“Canyon Stone”), a manufacturer of stone veneer, for a purchase price of $21.0 million, subject to certain purchase price adjustments. Canyon Stone has manufacturing facilities in Olathe, Kansas and Youngsville, North Carolina. Canyon Stone is included in our Siding, Fencing, and Stone segment.

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

Business Strategy

We are pursuing the following business and growth strategies:

•
Capture Growth Related to Housing Market Recovery.  As a leading manufacturer of exterior building products, we intend to capitalize on the continued recoveries in the new construction and the home repair and remodeling markets.  The National Association of Home Builders’ (“NAHB”) 2015 estimate of single family housing starts was 713,000, which was approximately 32% below the 50-year average, representing a significant opportunity for growth as activity improves to rates that are more consistent with historical levels.  Furthermore, we believe that the underinvestment in homes and the overall age of the U.S. housing stock will drive significant future spending for home repair and remodeling.

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

•
Continue to Increase Market Penetration.  We intend to increase the market penetration of our siding, fencing, and stone products and our window and door products by leveraging the breadth of our product offering and broad geographical footprint to serve customers across North America and by pursuing cross-selling opportunities.  Additionally, our continued investments in product innovation and quality, coupled with strong customer service, further enhance our ability to capture increased sales in each of our core product categories.  In 2015, our U.S. vinyl siding leading market position remained consistent at approximately 38.8% with our 2014 market position of 38.8%.  Beginning in 2013 and continuing through 2015, we expanded our repair and remodeling presence with the Simonton acquisition and expanded our entry into new product categories such as PVC trim and engineered slate roofing.

•
Expand Brand Coverage and Product Innovation. We are an industry leader with a strong collection of building products and a family of brands. This comprehensive portfolio allows us the unique ability to provide a broad range of home exterior solutions and deliver the greatest value to the broadest segment of customers.  We are committed to building brand equity with trade professionals and consumers; therefore, we invest in tracking our brand health through primary research.  As a company, we utilize an integrated approach to leverage our investment across businesses with a goal of optimizing results.  We have committed resources to advancements in digital marketing, search engine optimization, database management (including lead generation and nurturing) and website user experience to engage with our target audiences directly.  Our social marketing efforts across Ply Gem brands gives us direct daily access to over 140,000 people, with additional audience amplification of more than 1 million viewers per message.  We continue to advertise our brands and products using traditional media such as national industry trade magazines, broadcast media such as HGTV, and purpose initiatives like the “Home for Good Project” with country music icon Alan Jackson and Habitat for Humanity.  Our public relations efforts are far reaching, building awareness for Ply Gem and our products totaling approximately 40 million impressions annually across the United States and Canada. We execute a balanced strategy of in-house and agency talent to execute our marketing initiatives.

We remain focused on our customers and provides best in class product and customer marketing. We successfully launched Ply Gem Engineered Slate Roofing in 2014 and cellular PVC Trim in 2013 and continue to develop innovative product solutions within our existing categories and explore new product solutions adjacent to our core categories. The launch of our "Insight Center" in Durham, North Carolina in 2016 provides a dedicated resource for innovation and product development.

The result of our commitment to product development and innovation has been demonstrated in the approximately $364.1 million of incremental annualized sales that we recognized for new products introduced from 2013 to 2015 excluding any cannibalization of sales of pre-existing products.

We also invest in our future and further brand development by pursuing certain strategic acquisitions if they fit our geographical footprint and strategic focus. For example, in April 2013 we acquired Gienow, a manufacturer of windows and doors in Western Canada, in May 2013 we acquired Mitten, a leading manufacturer of vinyl siding and accessories in Canada, in September 2014 we acquired Simonton, a premier repair and remodeling window company with leading brand recognition, and in May 2015 we acquired Canyon Stone, a manufacturer and distributor of stone veneer and accessories in the United States. These acquisitions provide us with significant presence in Canada, access to new revenue streams, and operating efficiencies to drive further market gains.

•
Drive Operational Leverage and Further Improvements.  While we reduced our production capacity during the housing downturn, we have retained the flexibility to bring back idled lines, facilities and production shifts in order to increase our production as market conditions continue to improve.  This incremental capacity can be selectively restarted, providing us with the ability to match increasing customer demand levels as the housing market returns to historical levels of approximately one million or more single family housing starts without the need for significant capital investment.  In our Windows and Doors segment, where we have historically focused on new construction, we believe that the Simonton acquisition and their presence in the repair and remodeling market will be able to drive increased volumes through these manufacturing facilities and enhance our operating margins.

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

New Home Construction

Management believes that a U.S. housing recovery will continue on a national basis, supported by favorable demographic trends, historically low interest rates and consumers who are increasingly optimistic about the U.S. housing market. New construction in the United States experienced strong growth from the early 1990s to 2006, with housing starts increasing at a compounded annual growth rate of 3.8%.  However, according to the NAHB, from 2006 to 2013, single family housing starts are estimated to have declined 58% and beginning in 2014 and 2015, single family housing starts began to recover increasing 4.3% and 10.3%, respectively.  While the industry has experienced a period of severe correction, management believes that the long-term economic outlook for new construction in the United States is favorable and supported by an attractive interest rate environment, increasing consumer confidence, improving employment growth and strong demographics, as new household formations and increasing immigration drives demand for starter homes.  According to the Joint Center for Housing Studies of Harvard University, net new household formations between 2016 and 2026 are expected to range anywhere from 11.6 million units to 13.2 million units.

During 2015, single family housing starts are estimated to have increased 10.2% to 713,000 compared to 2014. During 2014, single family housing starts increased 4.3% to 647,000 compared to 2013. The NAHB is currently forecasting single family housing starts to further increase in 2016 and 2017 by 19.4% and 29.6%, respectively.

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

Building Products

The breadth of building products offered by us provides a competitive advantage as we manufacture a wide assortment of products for the exterior of the home as illustrated below.

Engineered roofing products
Gable vents and accessories
Gutter protection systems
Vinyl and aluminum soffit
Window mantles
Manufactured stone
Vinyl and aluminum siding
Shutters
Mounting blocks
Decorative corner posts
Rain removal systems
Door surround systems
Patio Doors
Windows
Rail and fencing
Outdoor structures
Exterior doors
PVC trim

Siding, Fencing and Stone segment

Products

In our Siding, Fencing and Stone segment, our principal products include vinyl siding and skirting, vinyl and aluminum soffit, aluminum trim coil, cellular PVC trim and mouldings, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems, injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts, vinyl fence, vinyl railing and stone veneer in the United States and Canada. We sell our siding and accessories under our Variform®, Napco®, Mastic® Home Exteriors, Mitten®, and Cellwood® brand names and under the Georgia-Pacific brand name through a private label program. We also sell our vinyl siding and accessories to Lowe's under our Durabuilt® brand name. Our cellular PVC Trim products are sold under our Ply Gem® Trim and Mouldings brand name. Our vinyl fencing and railing products are sold under the Ply Gem brand name. Our stone veneer products are sold under our Canyon Stone and Ply Gem Stone brand name. Our engineered slate polymer products are sold under our Ply Gem Roofing brand name. Our gutter protection products are sold under our Leaf Relief®, Leaf Relief® Snap Tight, Leaf Smart® and Leaf Logic® brand names. A summary of our product lines is presented below according to price point:

	Mastic® Home Exteriors	Variform®	Napco®	Cellwood ®	Durabuilt®	Georgia Pacific	Mitten®	Ply Gem Fence/Rail	Ply Gem® Stone	Canyon Stone (1)	Ply Gem ® Trim and Mouldings (2)	Ply Gem Roofing (3)

Specialty/Super Premium	Cedar Discovery® Structure® Home Insulation System™	Heritage Cedar®™ Climaforce™	Cedar Select® American Essence™	Cedar Dimensions™	670 Series™ Hand Split 650 Series™ Shingle Siding 660 Series™ Round Cut Siding 800 Series Insulated Siding	Cedar Spectrum™ Caliber™ High Performance Insulated Siding	InsulPlankII Grand River		Fieldstone Tuscan Fieldstone Shadow Ledgestone Cut Cobblestone Cobblestone Ridgestone Riverstone Brick Cascade Ledge True Stack Manorstone	Canyon Ledge Castle Cathedral Classic Cobblestone Country Ledge Fieldstone Limestone Manchester River Rock Timber Ledge Tuscan Field Stone Southern Ledge Strip Ledge Brick

Premium	Quest® Barkwood® Liberty Elite® Board + Batten Designer Series™ Carvedwood 44®	Timber Oak Ascent™ Vortex Extreme™ Board & Batten Camden Pointe®	American Splendor® American Accents Board & Batten™	Dimensions® Board & Batten	480 Series™	Compass™ Select Board & Batten	Sentry	Elegance Vinyl Fence			Trim Boards Corners Post Wraps Mouldings Beadboard Skirtboard Sheets J-Notch Trim Post Accents	Engineered Slate Polymer

Standard	Ovation™ Charleston Beaded®	Nottingham® Ashton Heights® Victoran Harbor®	American Herald® American Tradition American 76 Beaded®	Progressions® Colonial Beaded	440 Series™ 450 Series™ Beaded	Forest Ridge® Shadow Ridge® Castle Ridge® Chatham Ridge® Somerset™ Coastal	Southern Beaded Highland Cambridge Oregon Pride	Performance Vinyl Fence and Rail

Economy	Mill Creek® Eclipse™	Contractors Choice®	American Comfort®	Evolutions®	410 Series™	Vision Pro® Parkside® Oakside®	Entree Oregon Pride	Classic Vinyl Fence

(1) The Canyon Stone product line was integrated in 2015 with the May 2015 acquisition of Canyon Stone Inc.
(2) The cellular PVC Trim product category launched during the first quarter of 2013.
(3) The Engineered Slate Roofing product category launched during the third quarter of 2014.

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

We sell our siding and accessories to specialty distributors (one-step distribution) and to wholesale distributors (two-step distribution).  Our specialty distributors sell directly to remodeling contractors and builders.  Our wholesale distributors sell to retail home centers and lumberyards who, in turn, sell to remodeling contractors, builders and consumers.  In the specialty channel, we have developed an extensive network of approximately 800 independent distributors, serving over 22,000 contractors and builders nationwide.  We are well-positioned in this channel as many of these distributors are both the largest and leading consolidators in the industry.  In the wholesale channel, we are the sole supplier of vinyl siding and accessories to BlueLinx (formerly a distribution operation of the Georgia-Pacific Corporation), one of the largest building products distributors in the United States.  Through BlueLinx and our BlueLinx dedicated sales force, our Georgia-Pacific private label vinyl siding products are sold at major retail home centers, lumberyards and manufactured housing manufacturers.  A portion of our siding and accessories is also sold directly to home improvement centers.  Our growing customer base of fencing and railing consists of fabricators, distributors, retail home centers and lumberyards.  Our customer base of stone veneer products consists of distributors, lumberyards, retailers, builders and contractors. Our customer base of roofing products consists of distributors, lumberyards, retailers and contractors. In Canada, our complete offering of vinyl siding, accessories, trim, and moldings, along with Ply Gem manufactured and third party sourced complimentary products are primarily distributed through our 19 Mitten branch locations, to retail home centers and lumberyards, and new construction and remodeling contractors.

Our largest customer, ABC Supply Co., Inc., comprised 16.9%, 16.0%, and 15.7% of the net sales of our Siding, Fencing, and Stone segment for the years ended December 31, 2015, 2014, and 2013, respectively.

Production and facilities

Vinyl siding, skirting, soffit and accessories are manufactured in our Martinsburg, West Virginia, Jasper, Tennessee, Stuarts Draft, Virginia, Kearney, Missouri, and Paris, Ontario facilities, while all metal products are produced in our Sidney, Ohio facility.  The majority of our injection molded products such as shakes, shingles, scallops, shutters, vents and mounts are manufactured in our Gaffney, South Carolina facility.  The cellular PVC trim and mouldings products are manufactured in Kearney, Missouri and St. Marys, West Virginia. The vinyl, metal, and injected molded plants have sufficient capacity to support planned levels of sales growth for the foreseeable future.  Our fencing and railing products are currently manufactured at our York, Nebraska and Fair Bluff, North Carolina facilities.  The fencing and railing plants have sufficient capacity to support our planned sales growth for the foreseeable future.  Our stone veneer products are manufactured at our Middleburg, Pennsylvania, Olathe, Kansas and Youngsville, North Carolina facilities.  Our engineered slate roofing products are currently manufactured at our Fair Bluff, North Carolina facility. Our manufacturing facilities are among the safest in all of North America with three of them having received the highest federal and/or state OSHA safety award and rating.

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

Competition

We compete with other national and regional manufacturers of vinyl siding, aluminum, cellular PVC, fencing, and stone products. We believe we are currently the largest manufacturer of vinyl siding in North America. Our vinyl siding competitors include CertainTeed, Alside, Royal Building Products and smaller regional competitors. Based on our internal estimates and industry experience, we believe that we have a U.S. vinyl siding market position of 38.8% in 2015, inclusive of Mitten's 2.3% share of the U.S. vinyl siding market, and a Canadian market position of 30.2%. Our aluminum accessories competitors include Alsco, Gentek and other smaller regional competitors. Significant growth in vinyl fencing and railing has attracted many new entrants, and the sector today is fragmented with numerous competitors including U.S. Fence, Homeland, Westech, Bufftech, and Azek. Our cellular PVC trim and moulding competitors include Azek, Inteplast, Kommerling (KOMA), Jain (Excel), Wolfpac (Veratex), Tapco (Kleer), CertainTeed and Royal Building Products. Our stone veneer competitors include Boral, Eldorado Stone, Coronado Stone and smaller regional competitors. We generally compete on product quality, breadth of product offering, sales and service support. In addition to competition from other vinyl siding, fencing and stone products, our products face competition from alternative materials, such as wood, metal, fiber cement and masonry. Increases in competition from other exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to net sales decreases.

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

Backlog

Our Siding, Fencing, and Stone segment had a backlog of approximately $11.3 million at December 31, 2015, and a backlog of approximately $9.3 million at December 31, 2014.  We filled 100% of the backlog at December 31, 2014 during 2015. We expect to fill 100% of the orders during 2016 that were included in our backlog at December 31, 2015.

Windows and Doors segment

Products

In our Windows and Doors segment, our principal products include vinyl, aluminum-clad vinyl, aluminum, wood and clad-wood windows and patio doors and steel, wood, and fiberglass entry doors that serve both the new construction and the home repair and remodeling sectors in the United States and Canada.  Our products in our Windows and Doors segment are sold under the Ply Gem® Windows, Simonton® Windows, Great Lakes® Window, and Ply Gem® Canada brands.  A summary of our current product lines is presented below according to price point:

	Ply Gem U.S. Windows		Great Lakes Window	Ply Gem Canada	Simonton
	New Construction	Replacement	Replacement	New Construction & Replacement	New Construction	Replacement

Specialty/Super-Premium	Mira® Premium Series		Uniframe® EcoSMART	Signature		Impressions 9800 VantagePointeTM 6500

Premium	Mira® Premium Series	Premium Series	Lifestyles®	Design Enviro Fiber Stain	ProFinish® Brickmould 600 ProFinish® Master	Daylight MaxTM LumeraTM Reflections® 5500 Stormbreaker Plus VantagePointeTM 6100 VantagePointeTM 6200 VantagePointeTM 6200

Standard	1500 Vinyl Collection	Pro Series	Seabrooke®	Classic Comfort Fiber Tuff	ProFinish® Brickmould 300 ProFinish® Contractor	Madeira Reflections® 5300 VantagePointeTM 6060 ClearValue

Economy	Builder Series	Contractor Series	Bayshore®	Vista	ProFinish® Builder	Verona AsureTM Reflections® 5050

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

Customers and distribution

We have a multi-channel distribution and product strategy that enables us to serve both the new construction and the home repair and remodeling markets.  By offering this broad product offering and industry leading service, we are able to meet the local needs of our customers on a national scale.  This strategy has enabled our customer base (existing and new) to simplify their supply chain by consolidating window suppliers.  Our good, better, best product and price point strategy allows us to increase our sales and sector penetration while minimizing channel conflict.  This strategy reduces our dependence on any one channel, providing us with a greater ability to sustain our financial performance through economic fluctuations.

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

In Canada, sales of product lines for new construction are predominantly made through direct sales to builders and contractors, while sales for repair and remodeling are made primarily through retail lumberyards but also direct to contractors and direct to consumers through our supply and install services.  Ply Gem Canada products are distributed through twelve Ply Gem distribution centers.

Our sales to our five largest window and door customers represented 32.4%, 37.3%, and 25.7% of the net sales of our Windows and Doors segment for the years ended December 31, 2015, 2014, and 2013, respectively.

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

While market conditions will dictate future capacity requirements, we have the ability to increase capacity in a cost effective manner by expanding production shifts and lines.  Significant housing demand increases to historical levels may require additional capital investment in certain geographical areas to meet this increased demand. Any capacity increase may, however, initially be offset by labor inefficiencies or difficulties obtaining the appropriate labor force. Ongoing capital investments will focus on new product introductions and simplification, equipment maintenance and cost reductions.

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

Backlog

Our Windows and Doors segment had a backlog of approximately $46.6 million at December 31, 2015 and approximately $42.9 million at December 31, 2014.  We filled 100% of the backlog at December 31, 2014 during 2015. We expect to fill 100% of the orders during 2016 that were included in our backlog at December 31, 2015.

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

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc. ("MWM Holding"), entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the "Workplan") as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. We have recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in our consolidated balance sheets at December 31, 2015 and 2014.  We will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Notwithstanding this indemnity, however, under applicable Federal and State laws, MW, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, our ability to seek indemnification from U.S. Industries, Inc. is limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of December 31, 2015, no recovery has been recognized on our consolidated balance sheet, but we will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene (TCE)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy has responded to this request for information. Given the preliminary stage of this matter, we have not recorded a liability for this matter in our consolidated balance sheet as of December 31, 2015. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.

We are currently involved in environmental proceedings involving Gienow Canada Inc. (f/k/a Ply Gem Canada, Inc.) and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), for which we have a $0.1 million liability included in our consolidated balance sheet, and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania), Mastic Home Exteriors, Inc. (“MHE”) (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina), and Simonton (relating to closed lagoons and certain contamination in Paris, Illinois as well as certain contamination associated with certain 7-Eleven convenience food stores). Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. are to indemnify us for certain environmental liabilities in excess of $2.5 million, including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina. Under the stock purchase agreement governing the Simonton acquisition, Fortune Brands Windows & Doors, Inc., is to indemnify us for any environmental claims associated with the 7-Eleven convenience food stores. Our ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.

Based on current information, we are not aware of any compliance obligations, claims, releases or investigations that will have a material adverse effect on our results of operations, cash flows or financial position except as otherwise disclosed in our consolidated financial statements. However, there can be no guarantee that previously known or newly-discovered matters or any inability to enforce our available indemnification rights against previous owners of the Company, its subsidiaries, or their businesses or properties will not result in material costs or liabilities. While the purchase agreements governing certain of our acquisitions provide that the sellers will indemnify us, subject to certain limitations, for certain environmental liabilities, our ability to seek indemnification from the respective sellers is limited by various factors, including the financial condition of the indemnitor or responsible party as well as by the terms and limits of such indemnities or obligations. As a result, there can be no assurance that we could receive any indemnification from the sellers, and any related environmental liabilities, costs or penalties could have a material adverse effect on our financial condition and results of operations.

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

Employees

•
As of December 31, 2015, we had 8,669 full-time employees worldwide, of whom 7,504 were in the United States and 1,165 were in Canada.  Employees at our Calgary, Alberta plant and our Bryan, Texas plant are currently our only employees with whom we have a collective bargaining agreement.

•
Approximately 4.9% of our total employees are represented by the United Brotherhood of Carpenters and Joiners of America. These Canadian employees remain subject to the terms of the Collective Bargaining Agreement ("CBA") which expires in June 2017.

•
Approximately 6.2% of our total employees are represented by the International Chemical Workers Union Council, pursuant to a collective bargaining agreement with certain of our Alenco Windows employees, which expires in December 2016.

Financial Information about Geographic Areas

All of the Company’s operations are located in the United States and Canada.

Revenue from external customers for the year ended December 31, 2015 consisted of:

•	$1,642.2 million from United States customers

•	$192.5 million from Canadian customers

•	$5.0 million from all other foreign customers

Revenue from external customers for the year ended December 31, 2014 consisted of:

•	$1,304.6 million from United States customers

•	$250.8 million from Canadian customers

•	$11.2 million from all other foreign customers

Revenue from external customers for the year ended December 31, 2013 consisted of:

•	$1,140.5 million from United States customers

•	$217.5 million from Canadian customers

•	$7.6 million from all other foreign customers

At December 31, 2015, 2014, and 2013, long-lived assets totaled approximately $57.7 million, $73.4 million, and $92.0 million, respectively, in Canada, and $737.3 million, $740.9 million, and $578.5 million, respectively, in the United States.  We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations.

 Item 1A.  RISK FACTORS
Risks Associated with Our Business

Downturns in the home repair or the remodeling and new construction end markets, or the economy or the availability of consumer credit, could adversely impact our end users and lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new construction spending, which declined significantly beginning in 2008 and continued through 2013 with recovery commencing in 2014 and 2015. Housing levels remained depressed in 2015 compared to historical levels, even with the recovery the last few years, and are affected by such factors as interest rates, inflation, consumer confidence, unemployment and the availability of consumer credit.

Our performance is also dependent upon consumers having the ability to finance home repair and remodeling projects and/or the purchase of new homes.  The ability of consumers to finance these purchases is affected by such factors as new and existing home prices, homeowners’ equity values, interest rates and home foreclosures, which in turn could result in a tightening of lending standards by financial institutions and reduce the ability of some consumers to finance home purchases or repair and remodeling expenditures.  Trends such as declining home values, increased home foreclosures and tightening of credit standards by lending institutions, negatively impacted the home repair and remodeling and the new construction sectors during the recession which began in 2008.  Despite the recent abatement of these negative market factors, any recurrence or worsening of these items, may be adversely affected our net sales and net income.

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

Certain of our customers have been expanding and may continue to expand through consolidation and internal growth, which may increase their buying power, which could materially and adversely affect our sales, results of operations and financial position.

Certain of our important customers are large companies with significant buying power.  In addition, potential further consolidation in the distribution channels could enhance the ability of certain of our customers to seek more favorable terms, including pricing, for the products that they purchase from us.  Accordingly, our ability to maintain or raise prices in the future may be limited, including during periods of raw material and other cost increases.  If we are forced to reduce prices or to maintain prices during periods of increased costs, or if we lose customers because of pricing or other methods of competition, our sales, operating results and financial position may be materially and adversely affected.

Because we depend on a core group of significant customers, our sales, cash flows from operations and results of operations may decline if our key customers reduce the amount of products that they purchase from us.

Our top ten customers accounted for approximately 43.9% of our net sales in the year ended December 31, 2015.  Our largest customer for the fiscal year ended December 31, 2015, ABC Supply Co., Inc., distributes our products within its building products distribution business, and accounted for approximately 11.6% of our consolidated 2015 net sales.  We expect a small number of customers to continue to account for a substantial portion of our net sales for the foreseeable future.

The loss of, or a significant adverse change in our relationships with, our largest customer or any other major customer, or loss of market position of any major customer, could cause a material decrease in our net sales.  The loss of, or a reduction in orders from, any significant customers, losses arising from customers’ disputes regarding shipments, fees, merchandise condition or performance or related matters, or our inability to collect accounts receivable from any major customer could cause a decrease in our net income and our cash flow.  In addition, revenue from customers that have accounted for significant revenue in past periods, individually or as a group, may not continue, or if continued, may not reach or exceed historical levels in any period.

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

Our financial performance is affected by the cost of labor.  As of December 31, 2015, approximately 11.1% of our employees were represented by labor unions.  We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity.  Furthermore, some of our direct and indirect suppliers have unionized work forces.  Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured.  Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

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

We have acquired all of our subsidiaries, including Ply Gem Industries, MWM Holding, AWC Holding Company, MHE, Pacific Windows, Gienow, Mitten, Simonton, and substantially all of the assets of Ply Gem Stone, Canyon Stone, and Greendeck Products, LLC, in the last several years.  We may be subject to claims or liabilities arising from the ownership or operation of our subsidiaries for the periods prior to our acquisition of them, including environmental liabilities.  These claims or liabilities could be significant.  Our ability to seek indemnification from the former owners of our subsidiaries for these claims or liabilities is limited by various factors, including the specific limitations contained in the respective acquisition agreements and the financial ability of the former owners to satisfy such claims or liabilities. If we are unable to enforce any indemnification rights we may have against the former owners or if the former owners are unable to satisfy their obligations for any reason, including because of their current financial position, or if we do not have any right to indemnification, we could be held liable for the costs or obligations associated with such claims or liabilities, which could adversely affect our operating performance.

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

Our continued success depends to a large extent upon the continued services of our senior management and certain key employees.  To encourage the retention of certain key executives, we have entered into various equity-based compensation agreements with our senior executives, including Messrs. Robinette, Poe, and Wayne designed to encourage their retention.  Each member of our senior management team has substantial experience and expertise in our industry and has made significant contributions to our growth and success.  We do face the risk, however, that members of our senior management may not continue in their current positions and the loss of their services could cause us to lose customers and reduce our net sales, lead to employee morale problems and/or the loss of key employees, or cause disruptions to our production.  Also, we may be unable to find qualified individuals to replace any of the senior executive officers who leave our company.

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
We may not realize any or all of our anticipated synergies and cost savings with respect to the Canyon Stone, Simonton, Gienow and Mitten acquisitions and our cost savings programs.

Our cost savings programs for the Canyon Stone, Simonton, Gienow, and Mitten acquisitions include raw material sourcing, headcount reductions, raw material reformulations, manufacturing efficiency improvements, selling, general and administrative expense reduction and the insourcing of third party products. The estimates contained herein involve risks, uncertainties, assumptions and other factors that may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied. We may not be able to maintain the levels of revenue, earnings or operating efficiency that we, Canyon Stone, Simonton, Gienow, and Mitten could have achieved separately, or obtain the anticipated benefit of the cost savings program. In addition, any synergies or cost savings that we realize may be offset, in whole or in part, by reductions in revenues such as customer losses and a shift to our value-priced products, or through increases in other expenses, including labor inefficiencies, ramp-up costs and other integration costs. Furthermore, we may never achieve the expected synergies or results of our cost savings programs, or the expenses associated with achieving the expected synergies may be greater than we anticipate.

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

Increases in transportation and fuel costs could negatively impact our cost to deliver our products to our customers and thus increase our cost of products sold.  The Company estimates that a 10% increase in fuel costs for the year ended December 31, 2015 would have increased costs of products sold during such period by approximately $1.2 million. If we are unable to increase the selling price of our products to our customers to cover any increases in transportation and fuel costs, net income may be adversely affected.

Changes in foreign currency exchange and interest rates could have a material adverse effect on our operating results and liquidity.

We have operations in Canada that generated approximately 12.1% of our revenues in 2015. As such, our net sales, earnings and cash flow are exposed to risk from changes in foreign exchange rates, which can be difficult to mitigate. For example, during 2015 the U.S. dollar strengthened against the Canadian dollar by approximately 15.7%. Depending on the direction of changes relative to the U.S. dollar, Canadian dollar values can increase or decrease the reported values of our net assets and results of operations. The change in foreign currency exchange rates had a $33.1 million and $8.6 million net unfavorable impact on our net sales and gross profit, respectively, in 2015. We hedge this foreign currency exposure by evaluating the usage of certain derivative instruments which hedge certain, but not all, underlying economic exposures. We are also exposed to changes in interest rates as the Term Loan and ABL Facility bear interest at variable interest rates. As a result, future interest rate increases will negatively impact our financial results. Our ability to access capital markets could also be impeded if adverse liquidity market conditions occur.
Declines in our business conditions may result in an impairment of our tangible and intangible assets, which could result in a material non-cash charge.

A negative long-term performance outlook could result in a net sales decrease, which could result in a decrease in operating cash flows, adversely impacting our business and results of operations, and have a material adverse effect on our financial condition.  These declines could result in an impairment of our tangible and intangible assets which results when the carrying value of the assets exceed their fair value.

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

In addition, under the ABL Facility, if (a) our excess availability is less than the greater of (x) 10.0% of the lesser of the aggregate commitments and the borrowing base and (y) $25.0 million or (b) an event of default has occurred and is continuing, we will be required to comply with a minimum fixed charge coverage ratio test. Our ability to meet the required fixed charge coverage ratio can be affected by events beyond our control, and we cannot assure that we will meet this ratio.  A breach of any of these covenants under the ABL Facility, Term Loan Facility or the indenture governing the 6.50% Senior Notes could result in an event of default under the ABL Facility, the Term Loan Facility, and/or the indenture. An event of default under any of our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable and, in some cases, proceed against the collateral securing such indebtedness.

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

We will be required to pay an affiliate of Ply Gem Holdings’ stockholders for certain tax benefits, including net operating loss carryovers, we may claim, and the amounts we may pay could be significant.
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
The payments we will be required to make under the tax receivable agreement could be substantial. We expect that, as a result of the amount of the NOL carryovers from prior periods (or portions thereof), assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, future payments under the tax receivable agreement, in respect of the federal and state NOL carryovers, could be approximately $100.0 million in the aggregate and may be paid within the next five years, assuming that utilization of such tax attributes is not subject to limitation under Section 382 of the Code as the result of an “ownership change” (within the meaning of Section 382 of the Code) of Ply Gem Holdings. These amounts reflect only the cash savings attributable to current tax attributes resulting from the NOL carryovers. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding tax receivable agreement payments from these tax attributes. However, in no event will the total payments made under the tax receivable agreement exceed $100.0 million, excluding any amount accounted for as interest under the Code.
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

Purchase of our products may involve the transmission and/or storage of data, including in certain instances customers' business and personally identifiable information. Thus, maintaining the security of computers, computer networks and data storage resources is a critical issue for us and our customers, as security breaches could result in vulnerabilities and loss of and/or unauthorized access to confidential information. We may face attempts by experienced hackers, cybercriminals or others with authorized access to our systems to misappropriate our proprietary information and technology, interrupt our business, and/or gain unauthorized access to confidential information. The reliability and security of our information technology infrastructure and software, and our ability to expand and continually update technologies in response to our changing needs is critical to our business. To the extent that any disruptions or security breaches result in a loss or damage to our data, it could cause harm to our reputation or brand. This could lead some customers to stop purchasing our products and reduce or delay future purchases of our products or use competing products; state or federal enforcement action, which could result in fines, penalties and/or other liabilities and which may cause us to incur legal fees and costs, and/or additional costs associated with responding to a cyberattack. Increased regulation regarding cyber security may increase our costs of compliance, including fines and penalties, as well as costs of cyber security audits. Any of these actions could materially adversely impact our business and results of operations.

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

The CI Partnerships own approximately 67.1% of the outstanding common stock of Ply Gem Holdings, the direct parent company of Ply Gem Industries. Ply Gem Holdings has entered into an amended and restated stockholders agreement with the CI Partnerships and certain of our members of management. Under the stockholders agreement, the CI Partnerships are currently entitled to nominate a majority of the members of Ply Gem Holdings' board of directors and all of the parties to the stockholders agreement have agreed to vote their shares of our common stock as directed by the CI Partnerships. Accordingly, the CI Partnerships will be able to exercise significant influence over our business policies and affairs. In addition, the CI Partnerships can control any action requiring the general approval of Ply Gem Holdings' stockholders, including the election of directors, the adoption of amendments to Ply Gem Holdings' certificate of incorporation or by-laws and the approval of mergers or sales of substantially all of our assets.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.      PROPERTIES

Our corporate headquarters is located in Cary, North Carolina.  We own and lease several additional properties in the United States and Canada.  We operate the following facilities as indicated, and each facility is leased unless indicated with “Owned” under the Lease Expiration Date column below.

Location	Square Footage	Facility Use	Lease Expiration Date

Siding, Fencing, and Stone Segment
Jasper, TN	270,000	Manufacturing and Administration	Owned
Fair Bluff, NC (1)	198,000	Manufacturing and Administration	9/30/2024
Kearney, MO (1)	175,000	Manufacturing and Administration	9/30/2024
Kansas City, MO	125,000	Warehouse	Month-to-month
Valencia, PA (2)	104,000	Manufacturing and Administration	9/30/2024
Martinsburg, WV (1)	163,000	Manufacturing and Administration	9/30/2024
Martinsburg, WV	165,000	Warehouse	4/14/2016
York, NE (1)	76,000	Manufacturing	9/30/2024
Stuarts Draft, VA	257,000	Manufacturing and Administration	Owned
Sidney, OH	819,000	Manufacturing and Administration	Owned
Gaffney, SC	259,000	Manufacturing and Administration	Owned
Harrisonburg, VA	358,000	Warehouse	2/28/2018
Kansas City, MO	36,000	Administration	12/31/2022
Middleburg, PA	100,000	Manufacturing and Administration	12/31/2016
Selinsgrove, PA	34,000	Warehouse	5/31/2021
South Pittsburgh, TN	95,000	Warehouse	10/31/2017
Gaffney, SC	95,000	Warehouse	12/31/2017
Paris, ON, Canada	132,000	Manufacturing and Administration	Owned
Brantford, ON, Canada	225,000	Warehouse and Administration	1/31/2020
Brantford, ON, Canada	12,000	Warehouse	1/31/2020
Mount Pearl, NFLD, Canada	20,000	Warehouse	10/31/2019
Dartmouth, NS, Canada	16,000	Warehouse	2/28/2017
Dartmouth, NS, Canada	15,000	Warehouse	1/31/2019
Saint John, NB, Canada	14,000	Warehouse	3/31/2018
Moncton, NB, Canada	19,000	Warehouse	7/31/2018
Fredericton, NB, Canada	16,000	Warehouse	12/31/2020
Sherbrooke, QC, Canada	12,000	Warehouse	12/31/2016
Le Gardeur, QC, Canada	20,000	Warehouse	8/31/2016
St. Hubert, QC, Canada	9,000	Warehouse	12/31/2016
Blainville, QC, Canada	11,000	Warehouse	12/1/2016
Ottawa, ON, Canada	23,000	Warehouse	12/31/2017
Scarborough, ON, Canada	20,000	Warehouse	2/28/2018
London, ON, Canada	19,000	Warehouse	4/30/2017
Winnipeg, MN, Canada	16,000	Warehouse	12/31/2016
Regina, SK, Canada	10,000	Warehouse	2/28/2016
Saskatoon, SK, Canada	15,000	Warehouse	4/30/2017
Calgary, AB, Canada	41,000	Warehouse and Administration	8/31/2017
Edmonton, AB, Canada	37,000	Warehouse	12/31/2018
Langley, BC, Canada	17,000	Warehouse	2/28/2018
Olathe, KS	80,000	Manufacturing and Administration	5/29/2025
Youngsville, NC	50,000	Manufacturing and Administration	5/29/2025
Apopka, FL	4,000	Warehouse and Administration	Month-to-month

Windows and Doors Segment
Calgary, AB, Canada (1)	301,000	Manufacturing and Administration	9/30/2024
Walbridge, OH (1)	250,000	Manufacturing and Administration	9/30/2024
Walbridge, OH	20,000	Warehouse	5/30/2017
Rocky Mount, VA (1)	600,000	Manufacturing and Administration	9/30/2024
Rocky Mount, VA	163,000	Manufacturing	5/31/2023
Rocky Mount, VA	180,000	Manufacturing	12/31/2023
Rocky Mount, VA	70,000	Warehouse	2/16/2017
Rocky Mount, VA	80,000	Warehouse	12/31/2023
Rocky Mount, VA	120,000	Warehouse	12/31/2023
Rocky Mount, VA	50,000	Warehouse	Month-to-month
Fayetteville, NC	56,000	Warehouse	Owned
Peachtree City, GA	148,000	Manufacturing and Administration	8/20/2024
Peachtree City, GA	40,000	Manufacturing and Administration	Owned
Dallas, TX	213,000	Manufacturing and Administration	2/17/2019
Bryan, TX	273,000	Manufacturing and Administration	8/20/2024
Bryan, TX	75,000	Manufacturing	8/31/2019
Auburn, WA	262,000	Manufacturing and Administration	10/31/2017
Corona, CA	128,000	Manufacturing and Administration	12/30/2017
Sacramento, CA	234,000	Manufacturing and Administration	9/12/2019
Tualatin, OR	9,000	Warehouse	Month-to-month
Edmonton, AB, Canada	29,000	Warehouse	4/30/2021
Red Deer, AB, Canada	7,000	Warehouse	4/30/2018
Medicine Hat, AB, Canada	9,000	Warehouse	12/31/2017
Regina, SK, Canada	10,000	Warehouse	Month-to-month
Saskatoon, SK, Canada	17,000	Warehouse	Owned
Calgary, AB, Canada	359,000	Manufacturing and Administration	10/30/2022
Kelowna, BC, Canada	15,000	Warehouse	6/30/2021
Prince George, BC, Canada	7,000	Warehouse	5/31/2021
Vancouver, BC, Canada	17,000	Warehouse	10/31/2016
Edmonton, AB, Canada	18,000	Warehouse	4/30/2018
Lethbridge, AB, Canada	3,000	Warehouse	12/31/2018
Grande Prairie, AB, Canada	3,000	Warehouse	Month-to-month
Winnipeg, MB, Canada	9,000	Warehouse	12/31/2016
Vacaville, CA	193,000	Manufacturing and Administration	11/30/2016
St. Marys, WV	198,000	Manufacturing and Administration	Owned
Ellenboro, WV	200,000	Manufacturing and Administration	Owned
Harrisville, WV	55,000	Manufacturing	Owned
Pennsboro, WV	101,000	Manufacturing and Administration	Owned
Paris, IL	224,000	Manufacturing and Administration	Owned
Vienna, WV	80,000	Warehouse	4/30/2016
Paris, IL	120,000	Warehouse	3/31/2025
Columbus, OH	25,000	Administration	5/31/2021

Corporate
Cary, NC	38,000	Administration	10/31/2020
Durham, NC	56,000	Research & Development	12/31/2022

(1)	These properties are included in a long-term lease entered into as a result of a sale/leaseback agreement entered into in August 2004 as part of the funding for the purchase of MWM Holding.

(2)	This property was subleased to a third party starting in 2010.

Item 3.      LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings and litigation arising out of our operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls.

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

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc. ("MWM Holding"), entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the "Workplan") as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. We have recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in our consolidated balance sheets at December 31, 2015.  We will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, we are similarly indemnified by U.S. Industries, Inc.  Notwithstanding this indemnity, however, under applicable Federal and State laws, MW, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, our ability to seek indemnification from U.S. Industries, Inc. is limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of December 31, 2015, no recovery has been recognized in our consolidated balance sheet, but we will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene (TCE)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy has responded to this request for information. Given the preliminary stage of this matter, we have not recorded a liability for this matter in our consolidated balance sheet as of December 31, 2015. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify us with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.

We are currently involved in environmental proceedings involving Gienow Canada Inc. (f/k/a Ply Gem Canada, Inc.) and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), for which we have a $0.1 million liability included in our consolidated balance sheet, and we may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania), Mastic Home Exteriors, Inc. (“MHE”) (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina), and Simonton (relating to closed lagoons and certain contamination in Paris, Illinois as well as certain contamination associated with certain 7-Eleven convenience food stores). Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. are to indemnify us for certain environmental liabilities in excess of $2.5 million, including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina. Under the stock purchase agreement governing the Simonton acquisition, Fortune Brands Windows & Doors, Inc., is to indemnify us for any environmental claims associated with the 7-Eleven convenience food stores. Our ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.

Based on current information, we are not aware of any compliance obligations, claims, releases or investigations that will have a material adverse effect on our results of operations, cash flows or financial position except as otherwise disclosed in our consolidated financial statements. However, there can be no guarantee that previously known or newly-discovered matters or any inability to enforce our available indemnification rights against previous owners of the Company, its subsidiaries, or their businesses or properties will not result in material costs or liabilities. While the purchase agreements governing certain of our acquisitions provide that the sellers will indemnify us, subject to certain limitations, for certain environmental liabilities, our ability to seek indemnification from the respective sellers is limited by various factors, including the financial condition of the indemnitor or responsible party as well as by the terms and limits of such indemnities or obligations. As a result, there can be no assurance that we could receive any indemnification from the sellers, and any related environmental liabilities, costs or penalties could have a material adverse effect on our financial condition and results of operations.

Self-insured risks

We maintain a broad range of insurance policies which include general liability insurance coverage and workers compensation. These insurance policies protect us against a portion of the risk of loss from claims. However, we retain a portion of the overall risk for such claims through our self-insured per occurrence and aggregate retentions, deductibles, and claims in excess of available insurance policy limits. Our general liability insurance includes coverage for certain damages arising out of product design and manufacturing defects. Our insurance coverage is generally subject to a per occurrence retention.

We reserve for costs associated with claims, as well as incurred but not reported losses (“IBNR”), based on an outside actuarial analysis of our historical claims. These estimates make up a significant portion of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in type of claims, claims reporting and resolution patterns, frequency and timing of claims, third party recoveries, estimates of claim values, claims management expenses (including legal fees and expert fees), insurance industry practices, the regulatory environment, and legal precedent. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

Litigation

During the past several years, we incurred increased litigation expense primarily related to the claims discussed below. We believe we have valid defenses to the outstanding claims discussed below and will vigorously defend all such claims; however, litigation is subject to many uncertainties and there cannot be any assurance that we will ultimately prevail or, in the event of an unfavorable outcome or settlement of litigation, that the ultimate liability would not be material and would not have a material adverse effect on our business, results of operations, cash flows or financial position.

In John Gulbankian v. MW Manufacturers, Inc. (“Gulbankian”), a purported class action filed in March 2010 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, alleged damages as a result of the defective design and manufacture of certain MW vinyl clad windows. In Eric Hartshorn and Bethany Perry v. MW Manufacturers, Inc. (“Hartshorn”), a purported class action filed in July 2012 in the District Court, plaintiffs, on behalf of themselves and all others similarly situated, alleged damages as a result of the defective design and manufacture of certain MW vinyl clad windows. On April 22, 2014, plaintiffs in both the Gulbankian and Hartshorn cases filed a Consolidated Amended Class Action Complaint, making similar claims against all MW vinyl clad windows.

MW entered into a settlement agreement with plaintiffs as of April 18, 2014 to settle both the Gulbankian and Hartshorn cases on a nationwide basis (the “Vinyl Clad Settlement Agreement”). The Vinyl Clad Settlement Agreement provides that this settlement applies to any and all MW vinyl clad windows manufactured from January 1, 1987 through May 23, 2014, and provides for a cash payment for eligible consumers submitting qualified claims showing, among other requirements, certain damage to their MW vinyl clad windows. The period for submitting qualified claims is the later of: (i) May 28, 2016, or (ii) the last day of the warranty period for the applicable window. On December 29, 2014, the District Court granted final approval of this settlement, as well as MW’s payment of attorneys' fees and costs to plaintiffs' counsel in the amount of $2.5 million, issuing a Final Approval Order, Final Judgment, and Order of Dismissal with Prejudice (the "Final Approval Order"). A notice of appeal of the Final Approval Order (the “Appeal”) was given by certain objectors to the settlement, and on May 6, 2015, MW entered into a settlement agreement with, among others, the objectors to fully and finally resolve their claims, including the dismissal of Karl Memari v. Ply Gem Prime Holdings, Inc. et al., another lawsuit seeking class certification with respect to MW's vinyl clad windows, making the Vinyl Clad Settlement Agreement final and binding on the parties. The Company and MW deny all liability in the settlements and with respect to the facts and claims alleged. We, however, are aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle these matters.

As a result of the Vinyl Clad Settlement Agreement, we recognized a $5.0 million expense during the year ended December 31, 2014 within selling, general, and administrative expenses in our consolidated statement of operations in our Windows and Doors segment. It is possible that we may incur costs in excess of the recorded amounts; however, we currently expect that the total net cost will not exceed $5.0 million. As of December 31, 2015, approximately $1.5 million of this liability is currently outstanding, with $0.7 million as a current liability within accrued expenses and $0.8 million as a noncurrent liability within other long-term liabilities in our consolidated balance sheet as of December 31, 2015.

In Anthony Pagliaroni et al. v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by Mastic Home Exteriors, Inc. (“MHE”). The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. The hearing regarding plaintiffs’ motion for class certification was held on March 10, 2015. The District Court denied plaintiffs’ motion for class certification on September 22, 2015, and on October, 6, 2015, plaintiffs filed a petition for interlocutory appeal of the denial of class certification to the U.S. Court of Appeals for the First Circuit. The Court of Appeals has not yet ruled on plaintiffs’ petition for appeal. Deceuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify MHE for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. MHE's ability to seek indemnification from Deceuninck is, however, limited by the terms and limits of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.

In The Muhler Company, Inc. v. Ply Gem Prime Holdings, Inc. et al., a lawsuit filed in April 2011 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff alleges unfair competition and trade practices. The plaintiff seeks a variety of relief, including (i) consequential damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. In April 2013, the District Court granted the Company's motion for summary judgment with respect to the federal Lanham Act claims. In May 2013, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit with respect to the summary judgment granted on the federal Lanham Act claims, and the Fourth Circuit denied interlocutory appeal. With the summary judgment granted on the federal Lanham Act claims, only state unfair competition and trade practices claims remain. In April 2015, the District Court heard arguments on the Company's motion for summary judgment with respect to such claims, and on July 13, 2015, the District Court granted the Company’s motion. On July 27, 2015, the plaintiff filed an appeal with the U.S. Court of Appeals for the Fourth Circuit with respect to the District Court’s ruling, and on February 10, 2016, the U.S. Court of Appeals for the Fourth Circuit affirmed the District Court’s ruling. On February 24, 2016, the plaintiff filed a petition for rehearing. The damages sought in this action have not yet been quantified.

In re Ply Gem Holdings, Inc. Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s IPO. It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. On February 13, 2015 the defendants filed their motion to dismiss the complaint, on April 14, 2015 the lead plaintiff filed its opposition to that motion to dismiss, and on May 14, 2015 the defendants filed their reply brief in support of their motion to dismiss. On September 29, 2015, the District Court granted defendants’ motion to dismiss, but ruled that plaintiff could file an amended complaint. On November 6, 2015, plaintiff filed an amended complaint, and on January 13, 2016, the defendants filed their motion to dismiss this amended complaint. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. We believe the purported federal securities class action is without merit and will vigorously defend the lawsuit.

In Raul Carrillo-Hueso and Chec Xiong v. Ply Gem Industries, Inc. and Ply Gem Pacific Windows Corporation, a purported class action filed on November 25, 2015 in the Superior Court of the State of California, County of Alameda, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of, among other things, the defendants’ failure to provide (i) statutorily required meal breaks at the Sacramento, California facility, (ii) accurate wage statements to employees in California, and (iii) all wages due on termination in California. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified.

In Tina Morgan v. Ply Gem Industries, Inc. and Simonton Industries, Inc., a purported class action filed on December 11, 2015 in the Superior Court of the State of California, County of Solano, plaintiff, on behalf of herself and all others similarly situated, alleges damages as a result of, among other things, the defendants’ failure at the Vacaville, California facility to (i) pay overtime wages, (ii) provide statutorily required meal breaks, (iii) provide accurate wage statements, and (iv) pay all wages owed upon termination. The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified.

Other contingencies

We are subject to other contingencies, including legal proceedings and claims arising out of our operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  We have used various substances in our products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of our potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of December 31, 2015.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the New York Stock Exchange under the symbol “PGEM.” The following table sets forth, for our fiscal quarters indicated, high and low sale prices for a share of our common stock on the NYSE, as reported by the NYSE:

Year	High	Low
2015:
Fourth Quarter	$13.51	$11.01
Third Quarter	15.30	11.47
Second Quarter	14.82	11.27
First Quarter	14.70	10.65

2014:
Fourth Quarter	$14.07	$9.60
Third Quarter	13.26	8.15
Second Quarter	13.65	9.75
First Quarter	18.10	11.06

Stock Performance Graph

The following graph shows a comparison from May 23, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2015 of the cumulative return for our common stock (PGEM), the Standard & Poor's 500 Stock Index (S&P 500), and the Standard & Poor's Industrials Index (S&P Industrials Index). The graph assumes that $100 was invested at the market close on May 23, 2013 in the common stock of Ply Gem Holdings, Inc., the S&P 500 Index and the S&P Industrials Index, and assumes reinvestments of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Holders
As of March 14, 2016, there were approximately 15 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers and other financial institutions. Because such shares of common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2015.

Purchases of Equity Securities by the Issuer

There were no purchases by the Company of our common stock during the three months ended December 31, 2015.

Dividends

Ply Gem Holdings has paid no dividends in the years ended December 31, 2015 and 2014.

The indenture for the 6.50% Senior Notes, the Term Loan Facility and the ABL Facility restrict the ability of Ply Gem Industries and its subsidiaries to make certain payments and transfer assets to Ply Gem Holdings.  In addition, the ABL Facility imposes restrictions on the ability of Ply Gem Holdings to make certain dividend payments.

Item 6.      SELECTED FINANCIAL DATA

The financial data set forth below is for the five-year period ended December 31, 2015.   The data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

	For the year ended December 31,
(Amounts in thousands, except per share data)	2015 (1)	2014 (2)	2013 (3)	2012	2011
Statement of operations data:
Net sales	$1,839,726	$1,566,643	$1,365,581	$1,121,301	$1,034,857
Cost of products sold	1,420,014	1,258,842	1,106,911	877,102	824,325
Gross profit	419,712	307,801	258,670	244,199	210,532
Operating expenses:
Selling, general and administrative expenses	271,874	224,163	187,131	147,242	138,912
Amortization of intangible assets	25,306	22,140	20,236	26,937	26,689
Initial public offering costs	—	—	23,527	—	—
Total operating expenses	297,180	246,303	230,894	174,179	165,601
Operating earnings	122,532	61,498	27,776	70,020	44,931
Foreign currency gain (loss)	(3,166)	(992)	(1,533)	409	492
Interest expense	(74,876)	(71,269)	(92,046)	(103,133)	(101,488)
Interest income	57	83	362	91	104
Tax receivable agreement liability adjustment	(12,947)	670	5,167	—	—
Loss on modification or extinguishment of debt	—	(21,364)	(18,948)	(3,607)	(27,863)
Income (loss) before provision (benefit) for income taxes	31,600	(31,374)	(79,222)	(36,220)	(83,824)
Provision (benefit) for income taxes	(688)	(105)	298	2,835	683
Net income (loss)	$32,288	$(31,269)	$(79,520)	$(39,055)	$(84,507)

Per basic common share:
Net income (loss) applicable to common shares	$0.47	$(0.46)	$(1.32)	$(0.80)	$(1.73)
Per diluted common share:
Net income (loss) applicable to common shares	$0.47	$(0.46)	$(1.32)	$(0.80)	$(1.73)

Total assets	$1,285,904	$1,254,575	$1,040,974	$881,850	$892,912
Long-term debt, less current maturities	$994,863	$988,917	$817,028	$964,384	$961,670

(1)	Includes the results of Canyon Stone from the date of acquisition, May 29, 2015.

(2)	Includes the results of Simonton from the date of acquisition, September 19, 2014.

(3)	Includes the results of Gienow from the date of acquisition, April 9, 2013 and Mitten from the date of acquisition, May 31, 2013.

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

General

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 46% and 54% of our sales, respectively, for the fiscal year ended December 31, 2015.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

The following is a summary of Ply Gem’s recent acquisition history:

•
On April 9, 2013, Ply Gem acquired all of the capital stock of Gienow WinDoor Ltd. (which was amalgamated into Gienow Canada Inc.) ("Gienow"), a manufacturer of windows and doors in Western Canada, for a purchase price, net of cash acquired, of $20.4 million. Gienow is our Western Canadian windows business and is part of the Windows and Doors segment.

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

•
On May 29, 2015, Ply Gem acquired substantially all of the assets of Canyon Stone, Inc. (“Canyon Stone”), a manufacturer of stone veneer, for a purchase price of $21.0 million, subject to certain purchase price adjustments. Canyon Stone is included in our Siding, Fencing, and Stone segment.

Prior to January 11, 2010, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Investment Holdings, which was a wholly owned subsidiary of Ply Gem Prime.  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation.  In May 2013, the Company issued 18,157,895 shares of common stock in an initial public offering and received gross proceeds of approximately $381.3 million in an IPO of its common stock. The shares began trading on The New York Stock Exchange on May 23, 2013 under the symbol "PGEM". Immediately prior to the closing of the IPO, Ply Gem Prime merged with and into Ply Gem Holdings, with Ply Gem Holdings being the surviving entity. In the merger, all of the preferred stock of Ply Gem Prime (including the subordinated debt of Ply Gem Prime that was converted into preferred stock in connection with the IPO) was converted into a number of shares of the Company's common stock based on the IPO price of the common stock and the liquidation value of and the maximum dividend amount in respect of the preferred stock.

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

Impact of weather

Since our building products are intended for exterior use, our sales and operating earnings tend to be lower during periods of inclement weather.  Weather conditions in the first and fourth quarters of each calendar year historically result in these quarters producing significantly less sales revenue than our second and third quarters of the year.  As a result, we have historically had lower profits or higher losses in the first and fourth quarters of each calendar year.  Our results of operations for individual quarters in the future may be impacted by adverse weather conditions. In addition, favorable or unfavorable weather conditions may influence the comparability of our results from year to year or from quarter to quarter.

Critical accounting policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions occur compared to our assumptions and judgments, the results could be materially different from our estimates.  Management also believes that the nine areas where different assumptions could result in materially different reported results are (1) goodwill and intangible asset impairment tests, (2) accounts receivable related to the estimation of allowances for doubtful accounts, (3) inventories in estimating reserves for obsolete and excess inventory, (4) warranty reserves, (5) insurance reserves, (6) income taxes including the tax receivable agreement, (7) rebates, (8) pensions, and (9) environmental accruals and other contingencies.  Although we believe the likelihood of a material difference in these areas is low based upon our historical experience, a 10% change in our allowance for doubtful accounts, inventory reserve estimates, and warranty reserve at December 31, 2015 would result in an approximate $0.4 million, $0.8 million, and $7.7 million impact on expenses, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

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

Goodwill Impairment.  We perform an annual test for goodwill impairment during the fourth quarter of each year (November 28th for 2015) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  We use the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (Step One Analysis), we measure the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (Step Two Analysis).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill.

To evaluate goodwill impairment, we estimate the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.

A summary of the key assumptions utilized in the goodwill impairment analysis at November 28, 2015, November 22, 2014, and November 23, 2013, as it relates to the Step One fair values and the sensitivities for these assumptions follows:

	Siding, Fencing, and Stone
	As of November 28, 2015	As of November 22, 2014	As of November 23, 2013
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,100,000	1,100,000	1,100,000
Terminal growth rate	3.0%	3.0%	3.0%
Discount rate	11.5%	11.0%	11.5%

Market approach:
Control premiums	5.0%	10.0%	10.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$104,863	$101,916	$89,000
Estimated fair value decrease in the event of a
1% increase in the discount rate	189,363	178,819	161,000
Estimated fair value decrease in the event of a
1% decrease in the control premium	16,790	15,440	16,000

As of November 28, 2015, we maintained the terminal year estimated housing starts assumption consistent with 2014 and 2013 at 1,100,000, which reflects a normalized housing start level. We estimate that normalized recurring housing starts will be in a range of 1,000,000 to 1,200,000 to keep up with U.S. population growth according to the Joint Center for Housing Studies of Harvard University. We also maintained our terminal growth rate assumption at 3.0% for the three-year period, which is 0.5% lower than the assumption utilized in the Windows and Doors analysis due to Windows and Doors' higher correlation with the new construction market, which provides higher growth levels as we return to a normalized housing market. As of November 28, 2015, we increased the Siding, Fencing, and Stone’s discount rate by 0.5% to 11.5%, due to anticipated new product growth included in our long-term forecasts, which offer more uncertainty than the existing revenue stream for Siding, Fencing, and Stone. As of November 22, 2014, we decreased the Siding, Fencing, and Stone discount rate by 0.5% to 11.0%, reflecting Siding, Fencing, and Stone’s consistent financial performance with operating earnings of $113.1 million in a flat U.S. housing market relative to 2013.

	Windows and Doors
	As of November 28, 2015	As of November 22, 2014	As of November 23, 2013
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,100,000	1,100,000	1,100,000
Terminal growth rate	3.5%	3.5%	3.5%
Discount rate	17.0%	19.0%	20.0%

Market approach:
Control premiums	10.0%	5.0%	5.0%
Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$12,554	$10,110	$4,500
Estimated fair value decrease in the event of a
1% increase in the discount rate	35,285	30,660	17,000
Estimated fair value decrease in the event of a
1% decrease in the control premium	4,451	4,362	3,000
As of November 28, 2015, we maintained our terminal year assumption for estimated housing starts at 1,100,000, which is consistent with 2014 and 2013. As of November 22, 2014, we also maintained the assumption for estimated housing starts in the terminal year at 1,100,000, which is consistent with 2013.
As of November 28, 2015, we decreased the Windows and Doors’ discount rate by 2.0% to 17.0% as a reflection of the improved operating performance of the Windows and Doors reporting unit which, increased their operating earnings by $45.9 million during the year ended December 31, 2015 due to improved gross profit margins from higher selling prices and favorable commodity costs. As of November 22, 2014, we decreased the Windows and Doors’ discount rate by 1.0% to 19.0%, as a reflection of the improved operating performance of the Windows and Doors reporting unit. Windows and Doors experienced a $10.9 million improvement in operating loss during 2014, as compared to 2013, due to improved gross profit margins and the minimization of operating inefficiencies.
As of November 28, 2015, we increased the Windows and Doors’ control premium to 10.0% from 5.0% in 2014, primarily due to improved internal financial performance within the reporting unit as well as an improvement in market comparisons companies and overall market conditions and growth. As of November 22, 2014, we maintained the Windows and Doors’ control premium at 5.0%, consistent with the prior year due to the continued lack of public transaction comparatives.

Overall, we utilize the same key assumptions in preparing the prospective financial information (“PFI”) utilized in the discounted cash flow test for the Siding, Fencing, and Stone and Windows and Doors reporting units. However, each reporting unit is impacted differently by industry trends, how market factors are influencing the reporting units’ expected performance, competition, and other unique business factors as mentioned above. The Windows and Doors reporting unit has more exposure to the new construction market which experienced depressed housing market conditions during 2009-2011, which ultimately decreased operating performance for this reporting unit. Siding, Fencing, and Stone’s performance has been more consistent and profitable resulting in less risk in the PFI.

(Amounts in thousands)	As of	As of	As of
	November 28,	November 22,	November 23,
	2015	2014	2013
Estimated Windows and Doors reporting unit fair value increase in the event of a 10% increase in the weighting of the market multiples method	$3,000	$5,000	$—
Estimated Siding, Fencing, and Stone reporting unit fair value increase in the event of a 10% increase in the weighting of the market multiples method	2,000	15,000	20,000

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

Income Taxes.  We utilize the asset and liability method in accounting for income taxes, which requires that the deferred tax consequences of temporary differences between the amounts recorded in our consolidated financial statements and the amounts included in our federal and state income tax returns be recognized in the consolidated balance sheet.  The amount recorded in our consolidated financial statements reflects estimates of final amounts due to timing of completion and filing of actual income tax returns.  Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states in which we and our subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for tax assets that may not be realized in the future.  We establish reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  We have executed a tax sharing agreement with Ply Gem Holdings and Ply Gem Investment Holdings (during 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation) pursuant to which tax liabilities for each respective party are computed on a stand-alone basis.  The tax sharing agreement was amended in 2013 to reflect the merger of Ply Gem Prime Holdings with and into Ply Gem Holdings. Our U.S. subsidiaries file a consolidated federal income tax return, unitary, combined, or separate state income tax returns.  Gienow Canada and Mitten file separate Canadian income tax returns.

At December 31, 2015, we remained in a full federal valuation allowance position due to our cumulative loss position for income tax purposes as well as a full state valuation allowance position for certain legal entities. As of December 31, 2015, we have a full valuation allowance for our foreign subsidiary, Gienow Canada, however, we did not have a valuation allowance for our foreign subsidiary, Mitten. Refer to Note 10 to the consolidated financial statements for additional information regarding income taxes.

Results of Operations

The following table summarizes net sales and net income (loss) by segment and is derived from the accompanying consolidated statements of operations included in this report.

	Year ended December 31,
(Amounts in thousands)	2015	2014	2013
Net Sales
Siding, Fencing, and Stone	$840,118	$801,601	$737,841
Windows and Doors	999,608	765,042	627,740
Operating earnings (loss)
Siding, Fencing, and Stone	134,654	113,089	111,918
Windows and Doors	18,195	(27,660)	(38,537)
Unallocated	(30,317)	(23,931)	(45,605)
Foreign currency loss
Siding, Fencing, and Stone	(954)	(427)	(217)
Windows and Doors	(2,212)	(565)	(1,316)
Interest income (expense), net
Siding, Fencing, and Stone	22	(5)	132
Windows and Doors	17	48	195
Unallocated	(74,858)	(71,229)	(92,011)
Income tax benefit (expense)
Unallocated	688	105	(298)
Loss on modification or
extinguishment of debt
Unallocated	—	(21,364)	(18,948)
Tax receivable agreement liability adjustment
Unallocated	(12,947)	670	5,167

Net income (loss)	$32,288	$(31,269)	$(79,520)

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

Siding, Fencing, and Stone Segment

	Year ended December 31,
(Amounts in thousands)	2015		2014		2013
Statement of operations data:
Net sales	$840,118	100.0%	$801,601	100.0%	$737,841	100.0%
Gross profit	238,326	28.4%	209,288	26.1%	197,626	26.8%
SG&A expense	90,760	10.8%	83,135	10.4%	73,846	10.0%
Amortization of intangible assets	12,912	1.5%	13,064	1.6%	11,862	1.6%
Operating earnings	134,654	16.0%	113,089	14.1%	111,918	15.2%
Currency transaction loss	(954)	(0.1)%	(427)	(0.1)%	(217)	—%

Net Sales

Net sales for the year ended December 31, 2015 increased from the year ended December 31, 2014 by approximately $38.5 million or 4.8%. The net sales increase for the year ended December 31, 2015 was related to our Canyon Stone acquisition, which was completed on May 29, 2015, and accounted for increased net sales of $17.6 million during the year ended December 31, 2015. Excluding Canyon Stone, our net sales increased $20.9 million or 2.6% during the year ended December 31, 2015. The net sales increase resulted predominantly from higher net sales in the United States of approximately $32.7 million partially offset by lower net sales in Canada of approximately $11.8 million. The 2.6% net sales increase resulted primarily from improved market conditions reflected in industry metrics for both the new construction and repair and remodeling markets. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore single family housing starts commencing in the period from September of 2014 to September of 2015 directly impacts the demand for our products in the year ended December 31, 2015. According to the U.S. Census Bureau, single family housing starts increased 10.0% during this lag affected time period reflecting improved market conditions while heavy vinyl siding markets in the Northeast and Midwest only increased 2.6% on a lag effected basis. In addition to the new construction market improvement, remodeling activity, according to the Leading Indicator of Remodeling Activity (“LIRA”), increased 5.6% during the year ended December 31, 2015 compared to the year ended December 31, 2014. The improved U.S. market conditions were partially offset by declining industry conditions in Canada where the deteriorating Canadian dollar negatively impacted our net sales by approximately $17.8 million during the year ended December 31, 2015. Excluding the negative foreign currency impact, our net sales in Canada through Mitten would have increased $6.0 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. During the year ended December 31, 2015, the Canadian dollar deteriorated 15.7% relative to the year ended December 31, 2014.

Despite this negative foreign currency impact, the improved U.S. industry conditions of 2.6% for new construction and 5.6% for repair and remodeling resulted in increased net sales of approximately $27.1 million for our combined vinyl siding, metal accessory, and PVC trim products that fully offset the negative currency impact. We experienced increased PVC trim sales during the year ended December 31, 2015 relative to the year ended December 31, 2014 as this new product gained traction during 2015 after its market introduction in 2013. Our vinyl siding and metal accessory net sales increases resulted from new business wins and improved industry conditions. For the years ended December 31, 2015 and 2014, the percentage of net sales in vinyl siding and metal accessories represented approximately 60.1% and 24.5% and 62.2% and 24.3%, respectively, with our net sales of other products comprising approximately 15.4% and 13.5%. The net sales increase in other products resulted from the acquisition of Canyon Stone, which specializes in the manufactured stone category.

The improved U.S. market conditions which accounted for the majority of the 2.6% net sales increase during the year ended December 31, 2015 are further evidenced by the Vinyl Siding Institute reporting that U.S. vinyl siding industry shipments increased 1.6% during the year ended December 31, 2015 while shipments in Canada decreased 2.9% for the year ended December 31, 2015 compared to the year ended December 31, 2014. The Canadian decrease reflected the challenging economic conditions that exist for Canada. Including Mitten, our U.S. market position in vinyl siding for the years ended December 31, 2015 and December 31, 2014 was 38.8% and 38.8%, respectively, while our combined share of the Canadian vinyl siding market was 30.2% and 27.0%, respectively.

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

Including Mitten, our U.S. market position in vinyl siding for the year ended December 31, 2014 was 38.8% compared to 39.5% for the year ended December 31, 2013, while our combined share of the Canadian vinyl siding market was 27.0% compared to 27.6% for the year ended December 31, 2013. These decreases in U.S. and Canadian market position resulted primarily from the timing of various orders from customers during 2014 compared to 2013. For the year ended December 31, 2014, the percentage of sales in vinyl siding and metal accessories represented approximately 62.2% and 24.3%, respectively, of our net sales with sales of other products comprising approximately 13.5%. These net sales percentages were consistent with the year ended December 31, 2013, for which the percentage of sales in vinyl siding and metal accessories represented approximately 62.6% and 25.5%, respectively, of our net sales with sales of other products comprising 11.9%.

Gross Profit

Gross profit for the year ended December 31, 2015 increased from the year ended December 31, 2014 by approximately $29.0 million or 13.9%. Excluding the impact of the Canyon Stone acquisition, which was completed on May 29, 2015 and contributed increased gross profit of approximately $5.0 million, our gross profit increased $24.0 million or 11.5%. The gross profit increase resulted from the 2.6% net sales increase resulting from improved market and weather conditions in the United States partially offset by the weakening Canadian dollar. The higher volumes experienced during the year ended December 31, 2015 enabled us to increase our operating leverage and cover fixed manufacturing costs relative to the lower volumes experienced during the year ended December 31, 2014. This operating leverage combined with lower freight expenses and favorable material cost pricing experienced during the year ended December 31, 2015 relative to the year ended December 31, 2014 increased our gross profit. For material costs, PVC resin decreased 3.8% during the year ended December 31, 2015 relative to the year ended December 31, 2014. In addition, the Midwest Ingot price of aluminum decreased 16.1% during the year ended December 31, 2015 relative to the year ended December 31, 2014. This favorable material cost pricing increased gross profit by approximately $26.7 million during the year ended December 31, 2015 relative to the year ended December 31, 2014. In addition, our freight expense on a volume adjusted basis was favorable by approximately $5.1 million as a result of declining fuel prices.

As a percentage of net sales, gross profit increased from 26.1% for the year ended December 31, 2014 to 28.4% for the year ended December 31, 2015 excluding the impact of Canyon Stone. The 230 basis point increase for the year ended December 31, 2015 resulted from improved operating leverage from the 2.6% net sales increase as well as favorable material cost pricing and favorable freight expense partially offset by unfavorable foreign currency impact from a weakening Canadian dollar.

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

SG&A Expense

SG&A expense for the year ended December 31, 2015 increased from the year ended December 31, 2014 by approximately $7.6 million or 9.2%. Excluding the Canyon Stone acquisition, which was completed on May 29, 2015 and incurred SG&A expense of $3.2 million, SG&A expense increased $4.4 million or 5.3% during the year ended December 31, 2015 compared to the year ended December 31, 2014. The SG&A expense increase was predominantly caused by higher incentive compensation of $3.0 million, increased sales and marketing expenses of $0.7 million related to the 2.6% net sales increase, higher legal expenses of $0.4 million, and increased product development expenses of $0.4 million during the year ended December 31, 2015 relative to the year ended December 31, 2014. As a percentage of net sales excluding Canyon Stone, SG&A expense remained consistent at approximately 10.6% during the year ended December 31, 2015 as compared to 10.4% for the year ended December 31, 2014.

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

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2015 was consistent with the year ended December 31, 2014 decreasing a nominal $0.2 million or 1.2%. Excluding the Canyon Stone acquisition, which was completed on May 29, 2015 and caused increased amortization expense of $0.8 million, amortization expense decreased by approximately $1.0 million or 7.4%. The decreased resulted from the negative 15.7% movement in the Canadian dollar relative to the U.S. dollar during the year ended December 31, 2015 which resulted in lower amortization expense in Canada. As a percentage of net sales, amortization expense was 1.5% for the year ended December 31, 2015, excluding Canyon Stone, as compared to 1.6% for the year ended December 31, 2014.

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

Currency Transaction Loss

A currency transaction impact was established in 2013 with the acquisition of Mitten within the Siding, Fencing, and Stone segment. The currency transaction loss for the year ended December 31, 2015, 2014 and 2013 was $1.0 million, $0.4 million and $0.2 million, respectively, related to the Mitten entity. The $0.6 million increase in the foreign currency loss for the year ended December 31, 2015 was due to the negative movement in the Canadian dollar relative to the U.S. dollar during the year ended December 31, 2015.

Windows and Doors Segment

	Year ended December 31,
(Amounts in thousands)	2015		2014		2013
Statement of operations data:
Net sales	$999,608	100.0%	$765,042	100.0%	$627,740	100.0%
Gross profit	181,386	18.1%	98,513	12.9%	61,044	9.7%
SG&A expense	150,797	15.1%	117,097	15.3%	91,207	14.5%
Amortization of intangible assets	12,394	1.2%	9,076	1.2%	8,374	1.3%
Operating earnings (loss)	18,195	1.8%	(27,660)	(3.6)%	(38,537)	(6.1)%
Currency transaction loss	(2,212)	(0.2)%	(565)	(0.1)%	(1,316)	(0.2)%

Net Sales

Net sales for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 by approximately $234.6 million or 30.7%. The net sales increase for the year ended December 31, 2015 was predominantly related to our Simonton acquisition, which was completed on September 19, 2014, and accounted for increased net sales of $231.9 million for the year ended December 31, 2015. Excluding Simonton, our Windows and Doors’ net sales increased $2.7 million or 0.4% during the year ended December 31, 2015 compared to the year ended December 31, 2014. The net sales increase resulted from higher net sales in the United States for our U.S. window products of approximately $52.3 million partially offset by lower net sales for Simonton of approximately $5.9 million in the 2015 and 2014 comparable ownership period and lower net sales for our Western Canadian business of approximately $43.7 million for the year ended December 31, 2015 as compared to the year ended December 31, 2014.

The U.S. window net sales increase resulted from improved market conditions reflected in industry metrics. According to the U.S. Census Bureau, single family housing starts increased 10.0% on a lag effected basis during the year ended December 31, 2015 compared to the year ended December 31, 2014. The lag effect is created by our building products being typically installed on a new construction residential home 90 to 120 days after the start of the home. In addition to the improved industry conditions in the United States with the 10.0% new construction market increase, our selling prices increased for our U.S. window products from price increases that we have implemented and favorable product mix that resulted from a higher proportion of our window sales being derived from our vinyl windows which typically carry a higher selling price than our aluminum windows. The impact of higher selling prices that resulted from our price increases and favorable product mix is estimated to have increased our average selling price for our U.S. window products by 5.8% which contributed higher net sales of approximately $29.7 million for the year ended December 31, 2015 relative to the year ended December 31, 2014. This increase was partially offset in the U.S. by lower Simonton net sales which resulted from the timing of the Company’s fiscal calendar which provided Simonton four less shipping days during the comparable ownership period for the three months ended December 31, 2015 and the three months ended December 31, 2014. This net sales increase in the U.S. market was partially offset by a 27.7% decrease in net sales in our Western Canadian business during the year ended December 31, 2015 compared to the year ended December 31, 2014. The housing market conditions within the prairie provinces of Western Canada, in which a majority of our Western Canadian business’ net sales are generated, has experienced demand softness due to declining world oil prices on this heavily dependent energy industrial area. In addition, the weakening of the Canadian dollar negatively impacted our net sales by approximately $15.4 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. During the year ended December 31, 2015, the Canadian dollar weakened 15.7% against the U.S. dollar relative to the year ended December 31, 2014.

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

Gross Profit

Gross profit for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 by approximately $82.9 million, or 84.1%. Our gross profit was favorably impacted by the Simonton acquisition, which was completed on September 19, 2014 and contributed increased gross profit of approximately $60.1 million for the year ended December 31, 2015. Adjusting for the Simonton acquisition, our gross profit for the year ended December 31, 2015 increased by approximately $22.8 million or 23.6%. This gross profit increase can be attributed to the continued improvement in our U.S. windows business, which was driven by improved net pricing and favorable product mix that resulted in a 5.8% increase in average selling price during the year ended December 31, 2015. In addition to the average sales price improvement, we have improved our operational efficiencies as a result of our “enterprise lean” initiative which continues to streamline our window product offering by providing additional manufacturing flexibility as well as our improved sales and operations planning process that is intended to provide better resource planning which will help to minimize ramp up costs that result from spikes in demand within a geographical area. Overall, our gross profit increased approximately $25.3 million for our U.S. windows business partially offset by a decrease of approximately $5.5 million for our Western Canadian business during the year ended December 31, 2015 compared to the year ended December 31, 2014. The decrease in our Canadian gross profit is attributed to the negative impact of foreign currency resulting from the weakening of the Canadian dollar as well as a softening in the Western Canadian market due to depressed oil prices. Finally, our gross profit for Simonton increased approximately $3.0 million due to a 3.7% in average selling prices for the comparable three month period ended December 31, 2015 relative to the three months ended December 31, 2014.

As a percentage of net sales, gross profit excluding the impact of Simonton for both years, increased from 12.8% for the year ended December 31, 2014 to 15.7% for the year ended December 31, 2015. The 290 basis point net increase in gross profit was driven by a 350 basis point improvement in U.S. windows gross profit performance resulting from improved net pricing and operational efficiencies and a 140 basis point increase for Western Canada driven by favorable gross profit performance during 2015 despite lower sales during the year and the negative foreign currency impact from a weakening Canadian dollar. This favorable gross profit performance was achieved in Western Canada by improving our selling prices despite the difficult conditions and decreased volumes.

Gross profit for the year ended December 31, 2014 increased compared to the year ended December 31, 2013 by approximately $37.5 million, or 61.4%. Our gross profit was favorably impacted by the Simonton, Gienow, and Mitten acquisitions which on a combined basis contributed increased gross profit of approximately $22.1 million for the year ended December 31, 2014. Excluding the impact of these acquisitions, our gross profit increased $15.4 million or 25.3% during the year ended December 31, 2014 compared to the year ended December 31, 2013. This gross profit increase for the year ended December 31, 2014 can be attributed to the improvement in our U.S. windows business. Our U.S. windows business’s gross profit increased by approximately $24.4 million or 92.1% during the year ended December 31, 2014. This gross profit increase was driven by improved pricing and favorable product mix that resulted from a higher proportion of our window sales being derived from our vinyl windows which typically carry a higher selling price than our aluminum windows resulting in a 4.8% increase in average selling price during the year ended December 31, 2014. This improved pricing and favorable product mix resulted in increased gross profit of approximately $18.9 million for the year ended December 31, 2014.

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

SG&A Expense

SG&A expense for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 by approximately $33.7 million, or 28.8%. The SG&A expense increase relates to the Simonton acquisition, which was completed on September 19, 2014 and contributed increased SG&A expense of $50.3 million for the year ended December 31, 2015. Excluding Simonton, our Windows and Doors SG&A expense decreased $16.6 million or 14.3%. This SG&A expense decrease was related to a $5.0 million expense recognized in connection with a preliminary settlement of class action lawsuits during the year ended December 31, 2014 which was offset by a $3.2 million insurance recovery during the year ended December 31, 2015. Excluding the impact of Simonton and the class action litigation, SG&A expense decreased $8.4 million or 7.6% during the year ended December 31, 2015 as compared to the year ended December 31, 2014. This SG&A expense decrease was related to $8.4 million lower SG&A expense for Western Canada as a result of the weakening Canadian dollar which lowered SG&A expense by $3.4 million, lower sales and marketing expenses of $1.4 million based on the net sales decrease, and from the elimination of $3.6 million of one-time restructuring and integration costs related to the integration of our Western Canadian businesses that occurred during the year ended December 31, 2014. SG&A expenses for U.S. windows, excluding the impact of the class action litigation, remained flat overall reflecting higher incentive compensation offset by lower legal expenses for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Excluding Simonton and the impact of the class action litigation, SG&A expense as a percentage of net sales decreased from 14.6% for the year ended December 31, 2014 to 13.5% for the year ended December 31, 2015. The decrease can be attributed to $3.6 million lower restructuring and integration costs for Western Canada as well as gaining leverage on the fixed component of SG&A expense with the additional sales volume experienced in the U.S.

Gienow and Mitten’s SG&A expenses are higher as a percentage of sales at approximately 22.2% and 21.5%, respectively, compared to our overall SG&A expense of 14.8% for the year ended December 31, 2015 compared to the year ended December 31, 2014, indicating that the remaining SG&A expense excluding Simonton, Gienow, and Mitten would be approximately 12.0% for our other businesses as a percentage of sales for the year ended December 31, 2015 compared to the year ended December 31, 2014. Gienow and Mitten operate and sell primarily in Canada and own their distribution centers across their respective regions in Eastern and Western Canada, which increases their respective SG&A expense while allowing them to service their Canadian customer base across a broad geographical area.

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

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2015 increased $3.3 million or 36.6% compared to the year ended December 31, 2014. The increase in amortization expense for the year ended December 31, 2015 is due to the additional intangible assets of $62.2 million acquired in the Simonton acquisition that was completed on September 19, 2014. As a percentage of net sales, amortization expense remained consistent at 1.2% for the year ended December 31, 2015 after excluding the impact of the Simonton acquisition for the year ended December 31, 2015 compared to 1.2% for the year ended December 31, 2014.

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

Currency Transaction Loss

The currency transaction loss for the year ended December 31, 2015 increased $1.6 million or 291.5% as compared to the year ended December 31, 2014 as a result of the fluctuation in the Canadian dollar as compared to the U.S. dollar for 2015. The currency transaction loss for the year ended December 31, 2014 decreased $0.8 million as compared to the year ended December 31, 2013 as a result of the fluctuation in the Canadian dollar as compared to the U.S. dollar for 2014. Our Gienow acquisition during the year ended December 31, 2013, increased our transactional exposure to the Canadian currency. Management continues to evaluate methodologies to effectively hedge this foreign currency risk.

Unallocated Operating Earnings, Interest, and Benefit (Provision) for Income Taxes

	Year ended December 31,
(Amounts in thousands)	2015	2014	2013
Statement of operations data:
SG&A expense	$(30,317)	$(23,931)	$(22,078)
Initial public offering costs	—	—	(23,527)
Operating loss	(30,317)	(23,931)	(45,605)
Interest expense	(74,863)	(71,234)	(92,019)
Interest income	5	5	8
Tax receivable agreement liability adjustment	(12,947)	670	5,167
Loss on modification or extinguishment of debt	—	(21,364)	(18,948)
Benefit (provision) for income taxes	$688	$105	$(298)

Operating loss/SG&A Expense

Unallocated SG&A expense includes items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the year ended December 31, 2015 increased by $6.4 million or 26.7% compared to the same period in 2014 due primarily to increased incentive compensation of approximately $4.8 million, increased executive retention expense of $1.2 million, and an increase in other professional fees of $1.6 million partially offset by decreases in various other personnel expenses.

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
$23,527

Interest expense

Interest expense for the year ended December 31, 2015 increased by approximately $3.6 million or 5.1% compared to the year ended December 31, 2014 as a result of the additional $150.0 million debt incurred for the Simonton acquisition completed in September 2014 partially offset by the impact of the January 2014 debt refinancing.  The increase is primarily due to the $150.0 million in Senior Tack-on Notes being outstanding for the full year ended December 31, 2015 and not the full year ended December 31, 2014 since the Simonton acquisition closed in September of 2014. In January 2014, we refinanced our 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") and 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") with the entry into the Term Loan Facility and 6.50% Senior Notes. The 6.50% Senior Notes and Term Loan Facility have lower interest rates on a weighted average basis of approximately 300 basis points and consequently reduced interest expense during the year ended December 31, 2015 compared to the same period in 2014.

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

Interest income

 Interest income for the year ended December 31, 2015 was consistent with the years ended December 31, 2014 and December 31, 2013.

Tax receivable agreement liability adjustment

As a result of our full tax valuation allowance position, our methodology for calculating the TRA liability considers expectations regarding (i) current year taxable income only (due to the uncertainty of future taxable income associated with our cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the quarterly periods of 2015, we estimated our projected taxable income for the full year ending December 31, 2015 based on our 2015 estimates and then adjust the TRA liability on an annualized basis once taxable income is finalized for the current fiscal year. However, our methodology to estimate the TRA liability excludes forecasts for fiscal years subsequent to 2015 because such future forecasts and projections cannot be relied upon based on the negative evidence from our three year cumulative loss position. For fiscal year 2015, we are in a taxable income position; however, this taxable income position was not sufficient to outweigh the negative evidence or alleviate our three year cumulative loss position. In addition to our current year taxable income position, we considered the reversals of deferred tax assets and deferred tax liabilities. The resulting taxable income (loss) from deferred taxes was then combined with our current year taxable income to determine the cumulative NOLs that were expected to be utilized. The TRA liability was accordingly adjusted using the 85% TRA rate.

The $12.9 million TRA liability adjustment for the year ended December 31, 2015 resulted from increases in taxable income estimates resulting from the reversal of deferred tax liabilities as well as increases in our 2015 taxable income compared to the 2014 period. The $115.9 million increase in our 2015 taxable income can be attributed to the following factors (i) the continued U.S. housing recovery which is estimated to have a 10.0% year over year increase in single family housing starts according to the U.S. Census Bureau, (ii) improvements in the repair and remodeling market evidenced by the 5.6% increase in homeowner improvements during 2015 versus 2014 according to LIRA, (iii) the positive income contributions from our acquisition of Simonton which was completed in September 2014, and (iv) continued improvements in our existing operations specifically for our U.S. windows business which increased its operating earnings by approximately $45.9 million during the year ended December 31, 2015 compared to the year ended December 31, 2014. All of these items increased our taxable income estimate for the year ended December 31, 2015 and, as a result, our estimate of the TRA liability.

The $0.7 million tax receivable agreement liability adjustment for the year ended December 31, 2014 resulted from additional deferred tax liabilities assumed in the Simonton acquisition and changes in our deferred tax liabilities, partially offset by our 2014 taxable losses.

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

As a result of the June 28, 2013 redemption of approximately $84.0 million aggregate principal amount of the 8.25% Senior Secured Notes, we recorded a loss on debt extinguishment of approximately $8.1 million in the consolidated statement of operations for the year ended December 31, 2013. As a result of the June 22, 2013 redemption of approximately $64.0 million aggregate principal amount of the 9.375% Senior Notes, we recorded a loss on debt extinguishment of approximately $10.8 million in the consolidated statement of operations for the year ended December 31, 2013. Based on these financing transactions, as further described in the Liquidity and Capital Resources section below, we recognized a loss on debt modification or extinguishment of approximately $18.9 million for the year ended December 31, 2013.

Income taxes

The income tax benefit for the year ended December 31, 2015 increased to an approximate $0.7 million tax benefit from a $0.1 million tax benefit for the year ended December 31, 2014. The income tax benefit of approximately $0.7 million was comprised of approximately $2.1 million of federal tax benefit, $1.9 million state tax expense, and approximately $0.5 million of foreign income tax benefit.  The increase in tax benefit is primarily due to the $9.8 million valuation allowance that was initially recorded in 2014 on the deferred tax assets of our Western Canadian business and a decrease in state income tax expense partially offset by a decrease in the tax losses of Mitten and assumption of Simonton's deferred tax liabilities which resulted in a reversal of approximately $2.8 million of our valuation allowance during the year ended December 31, 2015.

The income tax benefit for the year ended December 31, 2014 increased to an approximate $0.1 million tax benefit from a $0.3 million tax expense for the year ended December 31, 2013.  The income tax benefit of approximately $0.1 million was comprised of approximately $7.0 million of federal tax benefit, $2.7 million state tax expense, and approximately $4.2 million of foreign income tax expense.  The increase in tax benefit is primarily due to the Simonton acquisition and the assumption of their deferred tax liabilities which resulted in a $7.5 million reversal of our valuation allowance as well as 2014 taxable losses for Mitten partially offset by state income tax and a $9.8 million valuation allowance on the deferred tax assets of our Western Canadian business.

As of December 31, 2015, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  Due to recent cumulative losses, we did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets.  Our effective tax rate for the year ended December 31, 2015 was approximately 2.2%. For the year ended December 31, 2015 our effective tax rate varied from the statutory rate primarily due to state income tax expense, changes in the valuation allowance, changes in tax contingencies and foreign income tax expense.

Liquidity and Capital Resources

2015 Debt Transaction

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

In November 2014, we exercised a portion of the accordion feature under the ABL Facility for $50.0 million, or 50% of the eligible accordion, increasing the ABL Facility from $250.0 million to $300.0 million to primarily account for the additional borrowing base acquired from Simonton.

May 2013 initial public offering and related transactions

In May 2013, we issued 18,157,895 shares of common stock receiving net proceeds of approximately $353.8 million after underwriting discounts and commissions of approximately $25.4 million and offering expenses of approximately $2.5 million. The net proceeds were primarily utilized to redeem certain of our outstanding indebtedness and for other uses as detailed below:

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

In connection with the IPO, we entered into a Tax Receivable Agreement which provides for us to pay the Tax Receivable Entity 85% of the amount of cash savings if any, in U.S. federal, state and local income tax that we actually realize in periods ending after the IPO as a result of (i) net operating loss ("NOL") carryovers from periods (or portions thereof) ending before January 1, 2013, (ii) deductible expenses attributable to the transactions related to the IPO and (iii) deductions related to imputed interest deemed to be paid by us as a result of or attributable to payments under the Tax Receivable Agreement. Future payments on the Tax Receivable Agreement could be substantial. Management estimates that the total amount of payments under the Tax Receivable Agreement could be approximately $100.0 million assuming no material changes in the relevant tax law, that we earn sufficient taxable income to utilize the net operating loss carry forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability.
General cash flow movements
During the year ended December 31, 2015, cash and cash equivalents increased to approximately $109.4 million compared to approximately $33.2 million as of December 31, 2014.  During the year ended December 31, 2014, cash and cash equivalents decreased from approximately $69.8 million to $33.2 million as of December 31, 2014. The increase in cash was driven by a $61.0 million improvement in operating earnings year over year resulting from improved market conditions, higher selling prices, and favorable material costs. This improved operating performance resulted in a $71.1 million increase in working capital during the year ended December 31, 2015 relative to the year ended December 31, 2014. Accounts receivable improved by $7.6 million and inventory improved by $56.7 million during the year ended December 31, 2015 compared to year ended December 31, 2014. The approximate $29.5 million inventory decrease from December 31, 2014 to December 31, 2015 resulted from successful management of 2015 inventory levels, in connection with higher sales demands, as contrasted with the ramp up in inventory levels at the end of 2014 in anticipation of higher sales volumes in 2015.

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

Our primary cash needs are for working capital, capital expenditures and debt service.  Our annual cash interest charges for debt service, including the ABL Facility, are estimated to be approximately $60.7 million for fiscal year 2016.  As of December 31, 2015, we did not have any scheduled debt maturities until 2020.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically averaged approximately 1.5% to 2.0% of net sales on an annual basis.  For the year ending December 31, 2016, we estimate that our capital expenditures will be in a range from 2.00% to 2.25% of net sales. We finance these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ ABL Facility.

Ply Gem’s specific cash flow movement for the year ended December 31, 2015 is summarized below:

Cash provided by (used in) operating activities

Net cash provided by operating activities for the year ended December 31, 2015 was approximately $139.3 million.  Net cash used in operating activities for the year ended December 31, 2014 was approximately $15.2 million, and net cash used in operating activities for the year ended December 31, 2013 was approximately $14.7 million.

The increase in cash provided by operating activities was impacted by the increase in operating earnings of approximately $61.0 million which was driven by improved operating performance for our Windows and Doors segment and Siding, Fencing and Stone segment of approximately $45.9 million and $21.6 million, respectively for the year ended December 31, 2015. In addition to the improvement in operating earnings, we also had improved working capital metrics during the year ended December 31, 2015 relative to the year ended December 31, 2014 of approximately $71.1 million related to improved accounts receivable and inventory as we experienced improved collection rates on receivables and managed our seasonal inventory build more effectively.

The increase in cash used in operating activities during 2014 was primarily caused by a deterioration in primary working capital (accounts receivable, inventories, and accounts payable) offset by a $33.7 million improvement in operating earnings in 2014. As our liquidity has improved, we have taken eligible early pay discounts at an increased rate during 2014 as compared to 2013. This reduced payables while net sales increases of 14.7% increased receivable and inventories.

Cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2015, 2014, and 2013 was approximately $54.7 million, $153.7 million, and $123.0 million, respectively.  The cash used in investing activities in 2015 was primarily for the acquisition of Canyon Stone and capital expenditures on various ongoing capital projects. The Canyon Stone acquisition was approximately $21.0 million net of cash acquired. Capital expenditures for 2015 were approximately 1.8% of net sales, consistent with our historical average.

The cash used in investing activities in 2014 was primarily for the acquisition of Simonton and capital expenditures on various ongoing capital projects. The Simonton acquisition was approximately $130.9 million net of cash acquired. Capital expenditures for 2014 were approximately 1.5% of net sales, consistent with our historical average.

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

Cash provided by (used in) financing activities

Net cash used in financing activities for the year ended December 31, 2015 was approximately $3.5 million, primarily related to the 1.0% principal repayment of $4.3 million required by the Term Loan Facility and the payment of $1.4 million in debt issuance costs. These payments were offset by $2.2 million in cash provided by the exercise of stock options.

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

Prior to February 1, 2017, Ply Gem Industries may redeem up to 40% of aggregate principal amount of the 6.50% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.50% of the aggregate principal amount of the 6.50% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, provided that at least 50% of the aggregate principal amount of the 6.50% Senior Notes remains outstanding after the redemption. Prior to February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium plus accrued and unpaid interest, if any. At any time on or after February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 6.50% Senior Notes plus, in each case, accrued and unpaid interest, if any, to the redemption date. The effective interest rate for the 6.50% Senior Notes is 8.39% after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.

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

Term Loan Facility due 2021

On January 30, 2014, Ply Gem Industries entered into a credit agreement governing the terms of its $430.0 million Term Loan Facility. Ply Gem Industries originally borrowed $430.0 million under the Term Loan Facility on January 30, 2014, with an original discount of approximately $2.2 million, yielding proceeds of approximately $427.9 million. The Term Loan Facility will mature on January 30, 2021. The Term Loan Facility requires scheduled quarterly payments in an aggregate annual amount equal to 1.00% of the original aggregate principal amount of the Term Loan Facility with the balance due at maturity. Interest on outstanding borrowings under the Term Loan Facility is paid quarterly.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of December 31, 2015, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 7.00% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million, commencing with the fiscal year ended December 31, 2015; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2015, the Company's consolidated senior secure debt ratio was 1.97 and as a result no excess cash flow payment under the Term Loan Facility was required. However, the Company elected on March 10, 2016 to voluntarily prepay $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness.

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

Senior Secured Asset Based Revolving Credit Facility due 2020

On November 5, 2015, Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Gienow Canada Inc., and Mitten Inc. (together with Gienow, the “Canadian Borrowers”) entered into a second amended and restated credit agreement governing the ABL Facility. Among other things, the second amendment and restatement of the credit agreement governing the ABL Facility: (i) increased the overall facility to $350.0 million from $300.0 million, (ii) established an accordion feature of $50.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.25% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) extended the maturity until November 5, 2020. Under the ABL Facility, $300.0 million is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers. The following summary describes the ABL Facility after giving effect to the amendment and restatement. As a result of the ABL Facility amendment in which the loan syndication consisted of previous members who either maintained or increased their position as well as new syndication members, the Company capitalized new debt issuance costs of $1.5 million and will amortize these costs through 2020.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of the administrative agent under the ABL Facility and (2) the federal funds rate plus 0.5% or (b) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  The initial applicable margin for borrowings under the ABL Facility was 0.50% for base rate loans and 1.50% for Eurodollar rate loans.  The applicable margin for borrowings under the ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility.  Swingline loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of December 31, 2015, the Company’s interest rate on the ABL Facility was approximately 1.75%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of December 31, 2015, Ply Gem Industries had approximately $343.2 million of contractual availability and approximately $204.9 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $6.8 million of letters of credit and priority payables reserves.

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

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $0.0 million, $21.4 million and $18.9 million for the years ended December 31, 2015, 2014, and 2013, respectively, as summarized in the table below.

(Amounts in thousands)	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Loss on extinguishment of debt:
8.25% Senior Secured Notes call premium	$—	$—	$(2,520)
8.25% Senior Secured Notes unamortized discount	—	—	(3,831)
8.25% Senior Secured Notes unamortized debt issuance costs	—	—	(1,766)
9.375% Senior Notes call premium	—	—	(6,000)
9.375% Senior Notes unamortized discount	—	—	(3,666)
9.375% Senior Notes unamortized debt issuance costs	—	—	(1,165)
8.25% Senior Secured Notes and 9.375% Senior Notes tender premium	—	(8,493)	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	—	(4,773)	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	—	(2,067)	—
Term Loan Facility unamortized discount	—	(255)	—
	—	(15,588)	(18,948)

Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	—	(302)	—
Third party fees for 6.50% Senior Notes and Term Loan Facility	—	(5,474)	—
	—	(5,776)	—

Total loss on modification or extinguishment of debt	$—	$(21,364)	$(18,948)

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future. As of December 31, 2015, we had cash and cash equivalents of approximately $109.4 million, approximately $343.2 million of contractual availability under the ABL Facility and approximately $204.9 million of borrowing base availability.

In order to further supplement the Company's operating cash flow, the Company has from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions. Based on market conditions, the Company may elect to pursue additional financing alternatives in the future.

Contractual Obligations

The following table summarizes our contractual cash obligations under financing arrangements and lease commitments, including interest amounts, as of December 31, 2015.  Interest on the 6.50% Senior Notes is fixed.  Interest on the Term Loan Facility is variable and has been presented at the average rate of approximately 4.0% based on the current LIBOR rate and the 1.0% floor structure of the instrument. Interest on the ABL Facility is variable and has been presented at the average rate of approximately 1.8%.  Actual interest rates for future periods may differ from those presented here.

	Total	Less Than			More than
(Amounts in thousands)	Amount	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$1,119,077	$4,300	$8,600	$55,202	$1,050,975
Interest payments (2)	426,585	55,628	152,474	151,098	67,385
Non-cancelable lease commitments (3)	126,846	27,094	39,900	26,740	33,112
Purchase obligations (4)	72,670	72,670	—	—	—
Other long-term liabilities (5)	6,471	647	1,294	1,294	3,236
	$1,751,649	$160,339	$202,268	$234,334	$1,154,708

(1)
Long-term debt is shown before discount, and consists of our 6.50% Senior Notes, Term Loan Facility, and ABL Facility.  This amount excludes any estimate for excess cash flow payments that may be required under the Term Loan Facility. For more information concerning the long-term debt, see “Liquidity and Capital Resources” above.

(2)	Interest payments for variable interest debt are based on current interest rates.

(3)	Non-cancelable lease commitments represent lease payments for facilities and equipment.

(4)
Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price and the approximate timing of the transaction.  This obligation is related primarily to inventory purchases under a 2016 contract that was finalized during 2015.

(5)
Other long term liabilities include pension obligations which are estimated based on our 2015 annual funding requirements.  Because we are unable to reliably estimate the timing of future tax payments related to uncertain tax positions, certain tax related obligations of approximately $2.9 million, including interest and penalties of approximately $1.1 million, have been excluded from the table above. Additionally, because we are unable to reliably estimate the timing of future tax payments related to our tax receivable agreement, certain tax related obligations of approximately $23.8 million, have been excluded from the table above.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposures relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of up to $430.0 million on the Term Loan and up to $350.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the Term Loan Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.9 million per year.   At December 31, 2015, we were not party to any interest rate swaps to manage our interest rate risk.  In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  In 2015, the net impact of foreign currency changes to our results of operations was a loss of $3.2 million.  The impact of foreign currency changes related to translation resulted is a decrease in stockholders' equity of approximately $14.7 million during the year ended December 31, 2015.  In addition to the translation impact, the Company’s Canadian operations purchased approximately $59.4 million in U.S. dollars during 2015 to pay U.S. suppliers. As a result, a 10% deterioration in the Canadian dollar relative to the U.S. dollar would have increased the Company’s cost of goods sold by approximately $5.9 million during the year ended December 31, 2015.  During the year ended December 31, 2015, the Company realized $5.5 million of gains on the 2015 derivative contracts that were reclassified from accumulated other comprehensive income or loss to current period earnings and were included in cost of goods sold. During the year ended December 31, 2014, we entered into a hedging contract in order to mitigate the 2015 exposure risk of currency fluctuation against the Canadian dollar and hedged approximately $49.7 million of our 2015 non-functional currency inventory purchases.  During December 2015, we entered into a hedging contract in order to mitigate the 2016 exposure risk of currency fluctuation against the Canadian dollar and hedged approximately $14.3 million of our 2016 non-functional currency inventory purchases, covering the first four months of 2016. At December 31, 2015, our foreign currency hedging contract had a market value of approximately $0.8 million and is recorded as an increase in stockholders' equity for the year ended December 31, 2015.

Commodity Pricing Risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by continuing to diversify our product mix, strategic buying programs and vendor partnering. The Midwest ingot price of aluminum decreased approximately 16.1% for the year ended December 31, 2015 compared to the year ended December 31, 2014. While, the average market price for PVC resin was estimated to have decreased approximately 3.8% for 2015 compared to 2014.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index ("CPI"), which could expose us to potential higher costs in years with high inflation. The CPI increase for 2015 was approximately 0.7%.

Labor Force Risk

Our manufacturing process is highly engineered but involves manual assembly, fabrication, and manufacturing processes. We believe that our success depends upon our ability to employ, train, and retain qualified personnel with the ability to design, utilize, and enhance these services and products. In addition, our ability to expand our operations depends in part on our ability to increase our labor force as the U.S. housing market recovers and minimize labor inefficiencies. A significant increase in the wages paid by competing employers could result in a reduction of our labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our cost structure could increase, our margins could decrease, and any growth potential could be impaired. Historically, we have believed that the lag period between breaking ground on a new housing start and the utilization of our products on the exterior of a home is between 90 to 120 days.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Ply Gem Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for the year ended December 31, 2015. In connection with our audit of the consolidated financial statements, we also have audited the related financial statement Schedule II, Valuation and Qualifying Accounts, with respect to the balances for the year ended December 31, 2015. These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2015, and the results of their operations and their cash flows for the year ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule with respect to the balances for the year ended December 31, 2015, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ply Gem Holdings, Inc.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ KPMG LLP

Raleigh, North Carolina
March 14, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Ply Gem Holdings, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Ply Gem Holdings, Inc. and subsidiaries as of December 31, 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Item 15(a)(2), with respect to the balances for the years ended December 31, 2014 and 2013. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ply Gem Holdings, Inc. and subsidiaries at December 31, 2014, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, with respect to the balances for the years ended December 31, 2014 and 2013, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Raleigh, North Carolina
March 13, 2015

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)	For the Year Ended December 31,
	2015	2014	2013
Net sales	$1,839,726	$1,566,643	$1,365,581
Cost of products sold	1,420,014	1,258,842	1,106,911
Gross profit	419,712	307,801	258,670
Operating expenses:
Selling, general and administrative expenses	271,874	224,163	187,131
Amortization of intangible assets	25,306	22,140	20,236
Initial public offering costs	—	—	23,527
Total operating expenses	297,180	246,303	230,894
Operating earnings	122,532	61,498	27,776
Foreign currency loss	(3,166)	(992)	(1,533)
Interest expense	(74,876)	(71,269)	(92,046)
Interest income	57	83	362
Tax receivable agreement liability adjustment	(12,947)	670	5,167
Loss on modification or extinguishment of debt	—	(21,364)	(18,948)
Income (loss) before provision (benefit) for income taxes	31,600	(31,374)	(79,222)
Provision (benefit) for income taxes	(688)	(105)	298
Net income (loss)	$32,288	$(31,269)	$(79,520)

Net income (loss) attributable to common shareholders:
Basic	$0.47	$(0.46)	$(1.32)
Diluted	$0.47	$(0.46)	$(1.32)

Weighted average shares outstanding:
Basic	68,003,564	67,819,046	60,021,341
Diluted	68,106,493	67,819,046	60,021,341

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands)	For the Year Ended December 31,
	2015	2014	2013
Net income (loss)	$32,288	$(31,269)	$(79,520)
Other comprehensive (loss) income, net of tax:
Currency translation	(14,690)	(9,681)	(2,937)
Unrealized gain (loss) on derivative instruments	(465)	1,294	—
Minimum pension liability for actuarial gain (loss)	(1,436)	(8,374)	6,059
Other comprehensive income (loss)	(16,591)	(16,761)	3,122
Comprehensive income (loss)	$15,697	$(48,030)	$(76,398)

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)	December 31, 2015	December 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$109,425	$33,162
Accounts receivable, less allowances of $3,588 and $4,164, respectively	195,165	187,679
Inventories:
Raw materials	64,002	76,467
Work in process	25,319	34,378
Finished goods	61,082	69,068
Total inventory	150,403	179,913
Prepaid expenses and other current assets	24,647	31,808
Deferred income taxes	11,261	7,680
Total current assets	490,901	440,242
Property and Equipment, at cost:
Land	8,175	7,967
Buildings and improvements	66,321	65,658
Machinery and equipment	385,750	368,719
Total property and equipment	460,246	442,344
Less accumulated depreciation	(299,243)	(281,377)
Total property and equipment, net	161,003	160,967
Other Assets:
Intangible assets, net	128,384	147,709
Goodwill	477,739	476,112
Other	27,877	29,545
Total other assets	634,000	653,366
	$1,285,904	$1,254,575
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$74,496	$84,164
Accrued expenses	152,962	147,325
Current portion of payable to related parties pursuant to tax receivable agreement	3,005	—
Current portion of long term debt	4,300	4,300
Total current liabilities	234,763	235,789
Deferred income taxes	21,387	20,806
Long-term portion of payable to related parties pursuant to tax receivable agreement	20,811	10,917
Other long-term liabilities	90,893	94,814
Long-term debt	994,863	988,917
Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 68,127,491 and 67,877,587 issued and outstanding, respectively	681	679
Additional paid-in-capital	749,296	745,140
Accumulated deficit	(790,224)	(822,512)
Accumulated other comprehensive loss	(36,566)	(19,975)
Total stockholders' deficit	(76,813)	(96,668)
	$1,285,904	$1,254,575

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$32,288	$(31,269)	$(79,520)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation and amortization expense	58,400	48,463	45,646
Fair-value premium on purchased inventory	54	38	2,015
Fair-value decrease of contingent acquisition liability	—	(264)	(358)
Non-cash restructuring costs	704	3,275	2,864
Non-cash integration charges	—	—	3,220
Non-cash interest expense, net	13,380	14,948	12,221
Loss on foreign currency transactions	3,166	992	1,533
Non-cash litigation expense	—	4,573	—
Loss on modification or extinguishment of debt	—	21,364	18,948
Prepaid management fee write off	—	—	2,682
Stock based compensation	1,960	2,246	2,181
Deferred income taxes	(4,901)	(2,373)	(432)
Tax receivable agreement liability adjustment	12,899	(670)	(5,167)
Increase (reduction) in tax uncertainty, net of valuation allowance	(199)	131	(520)
Other	(28)	(295)	56
Changes in operating assets and liabilities:
Accounts receivable, net	(4,562)	(12,112)	6,133
Inventories	29,921	(26,745)	(10,102)
Prepaid expenses and other assets	6,729	(4,960)	(8,880)
Accounts payable	(10,563)	(17,404)	(12,443)
Accrued expenses	3,336	(9,752)	24,278
Payment of advisory termination fee to affiliate	—	—	(18,852)
Cash payments on restructuring and integration liabilities	(1,645)	(4,969)	(3,594)
Other	(1,624)	(449)	3,398
Net cash provided by (used in) operating activities	139,315	(15,232)	(14,693)
Cash flows from investing activities:
Acquisitions, net of cash acquired and outstanding checks assumed	(21,000)	(130,856)	(97,200)
Capital expenditures	(33,860)	(23,661)	(25,894)
Proceeds from sale of assets	122	823	102
Net cash used in investing activities	(54,738)	(153,694)	(122,992)
Cash flows from financing activities:
Proceeds from long-term debt	—	1,067,725	—
Payments on long-term debt	(4,300)	(855,225)	(148,000)
Payments on previous revolver credit facility	—	—	(15,000)
Payment of early tender and call premiums	—	(61,142)	(8,520)
Net proceeds from issuance of common stock	—	—	353,756
Proceeds from exercises of employee stock options	2,198	1,112	197
Debt issuance costs paid	(1,412)	(16,947)	(1,256)
Net cash provided by (used in) financing activities	(3,514)	135,523	181,177
Impact of exchange rate movements on cash	(4,800)	(3,236)	(885)
Net increase (decrease) in cash and cash equivalents	76,263	(36,639)	42,607
Cash and cash equivalents at the beginning of the period	33,162	69,801	27,194
Cash and cash equivalents at the end of the period	$109,425	$33,162	$69,801
Supplemental Information
Interest paid	$60,070	$64,008	$84,770
Income taxes paid, net	$2,607	$1,676	$1,917

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Dollars in thousands)	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	(Deficit)
Balance, December 31, 2012	100	$—	$311,034	$(619,640)	$(6,336)	$(314,942)
Comprehensive loss:
Net loss	—	—	—	(79,520)	—	(79,520)
Other comprehensive loss	—	—	—	—	3,122	3,122
Issuance of common stock	18,157,895	671	353,085	—	—	353,756
Tax receivable agreement establishment	—	—	(16,790)	—	—	(16,790)
Effect of merger with Ply Gem Prime	48,962,494	—	92,083	(92,083)	—	—
Stock compensation	—	—	2,181	—	—	2,181
Stock option exercises	102,744	1	196	—	—	197
Balance, December 31, 2013	67,223,233	$672	$741,789	$(791,243)	$(3,214)	$(51,996)
Comprehensive loss:
Net loss	—	—	—	(31,269)	—	(31,269)
Other comprehensive loss	—	—	—	—	(16,761)	(16,761)
Stock compensation	—	—	2,246	—	—	2,246
Stock option exercises	654,354	7	1,105	—	—	1,112
Balance, December 31, 2014	67,877,587	$679	$745,140	$(822,512)	$(19,975)	$(96,668)
Comprehensive income:
Net income	—	—	—	32,288	—	32,288
Other comprehensive loss	—	—	—	—	(16,591)	(16,591)
Stock compensation	—	—	1,960	—	—	1,960
Stock option exercises	249,904	2	2,196	—	—	2,198
Balance, December 31, 2015	68,127,491	$681	$749,296	$(790,224)	$(36,566)	$(76,813)

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

Initial Public Offering and Related Transactions

In May 2013, the Company issued 18,157,895 shares of common stock in an initial public offering ("IPO") of its common stock and received gross proceeds of approximately $381.3 million. The shares began trading on The New York Stock Exchange on May 23, 2013 under the symbol "PGEM". The proceeds were utilized to (i) redeem, repurchase or repay a portion of the Company's outstanding indebtedness under both the 8.25% Senior Secured Notes due 2018 (the "8.25% Senior Secured Notes") and the 9.375% Senior Notes due 2017 (the "9.375% Senior Notes") as well as the Company's senior secured asset based revolving credit facility (the "ABL Facility"), (ii) to pay transaction fees and other expenses and (iii) for general corporate purposes, including to pay the aggregate purchase price for the acquisition of Mitten Inc. ("Mitten"). Refer to the Long-Term Debt footnote for disclosure on the reduction of indebtedness and the Acquisitions footnote for disclosure on the Mitten acquisition.

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

Accounts receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $3.6 million and $4.2 million at December 31, 2015 and 2014, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or market and are determined by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of December 31, 2015, the Company had inventory purchase commitments of approximately $72.7 million.

The inventory reserves were approximately $8.3 million at December 31, 2015, decreasing by approximately $2.4 million compared to the December 31, 2014 reserves of approximately $10.6 million.

Property and Equipment

Property and equipment are presented at cost.  Depreciation of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:

Buildings and improvements	10-37 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized.  When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized in operations.  Depreciation expense for the years ended December 31, 2015, 2014, and 2013 was approximately $33.1 million, $26.3 million, and $25.4 million, respectively.

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

For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities. During the year ended December 31, 2013, the Company incurred an asset impairment charge of $1.4 million related to the restructuring and integration of the Gienow and Ply Gem Canada operations. There were no asset impairment charges for the years ended December 31, 2015 or 2014.

Goodwill

Acquisition accounting involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill.  For significant acquisitions, the Company values items such as property and equipment and acquired intangibles based upon appraisals.

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year (November 28 for 2015) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  Refer to Note 3 for additional considerations regarding the results of the impairment test in 2015 and 2014.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $22.2 million and $23.8 million as of December 31, 2015 and December 31, 2014, respectively, and have been recorded in other long term assets in the accompanying consolidated balance sheets. Amortization of debt issuance costs for the years ended December 31, 2015, December 31, 2014 and December 31, 2013 was approximately $3.1 million, $4.0 million, and $4.1 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying consolidated statements of operations.

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

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes which requires that deferred tax assets and liabilities be recorded to reflect the future tax consequences of temporary differences between the book and tax basis of various assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect of changes in tax rates on deferred tax assets and liabilities are recognized as income or expense in the period in which the rate change occurs.  A valuation allowance is established to offset any deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized.

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

Tax receivable agreement ("TRA") liability

As a result of the Company’s full tax valuation allowance position at December 31, 2015, the Company’s methodology for calculating the TRA liability considers expectations regarding (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the year ended December 31, 2015, the Company utilized its taxable income for the year ended December 31, 2015 only. The Company’s methodology to estimate the TRA liability excludes forecasts for fiscal years subsequent to 2015 because such future forecasts and projections cannot be relied upon based on the negative evidence from the Company’s three year cumulative loss position. For fiscal year 2015, the Company was in a taxable income position; however, this taxable income estimate was not sufficient to outweigh the negative evidence or alleviate the Company’s three year cumulative loss position. In addition to utilizing the Company’s current year taxable income, the Company considered the reversals of deferred tax assets and deferred tax liabilities in the TRA liability estimate.

Sales Taxes

Sales taxes collected from customers are recorded as liabilities until remitted to taxing authorities and therefore are not reflected in the consolidated statements of operations.

Advertising Costs

Advertising costs are generally expensed as incurred. Advertising expense was $15.1 million, $15.3 million, and $13.3 million for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Liquidity

The Company intends to fund its ongoing capital and working capital requirements, including its internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of its senior secured asset based revolving credit facility.  As of December 31, 2015, the Company had approximately $999.2 million of indebtedness, approximately $109.4 million of cash and cash equivalents, and approximately $204.9 million of borrowing base availability, reflecting $0.0 million of ABL borrowings and approximately $6.8 million of letters of credit and priority payable reserves issued under the ABL Facility.

Because of the inherent seasonality in the Company's business and the resulting working capital requirements, the Company’s liquidity position fluctuates within a given year.  The seasonal effect that creates the Company’s greatest needs has historically been experienced during the first six months of the year and the Company anticipates borrowing funds under its ABL Facility to support this requirement.  However, the Company anticipates the funds generated from operations combined with cash on hand and funds available under the ABL Facility will be adequate to finance its ongoing operational cash flow needs, capital expenditures, debt service obligations, management incentive expenses, tax receivable agreement payments, and other fees payable under other contractual obligations for the foreseeable future.

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

The Company recorded a loss from foreign currency transactions of approximately $3.2 million, $1.0 million, and $1.5 million for the years ended December 31, 2015, 2014, and 2013, respectively. During the years ended December 31, 2015, 2014, and 2013, accumulated other comprehensive income (loss) included a currency translation adjustment of approximately $(14.7) million, $(9.7) million, and $(2.9) million, respectively.

Derivative Financial Instruments
During the year ended December 31, 2015, the Company entered into a forward contract agreement to hedge approximately $14.3 million of its 2016 non-functional currency inventory purchases. During the year ended December 31, 2014, the Company entered into a forward contract agreement to hedge approximately $49.7 million of its 2015 non-functional currency inventory purchases (settled prior to December 31, 2015). These forward contracts were established to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar.
The Company has designated the 2015 and the 2016 forward contracts as cash flow hedges. As a cash flow hedge, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The 2015 and 2016 forward contracts are highly correlated to the changes in foreign currency rates to which the Company is exposed. Unrealized gains and losses on these agreements are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of cost of goods sold. Future realized gains and losses in connection with each inventory purchase will be reclassified from accumulated other comprehensive income or loss to cost of goods sold. The gains and losses on the derivative contract that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. During the years ended December 31, 2015 and 2014, the Company realized a gain of approximately $5.5 million and a loss of approximately $0.4 million, respectively, within cost of goods sold in the consolidated statement of operations based on these cash flow hedges.

The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income or loss and are reclassified into cost of goods sold in the same period the hedged item affects earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. The changes in the fair value of derivatives that do not qualify as effective are immediately recognized in earnings. As of December 31, 2015, approximately $0.8 million of the deferred net gain on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified to cost of goods sold during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.
The fair value of the foreign currency forward contract agreement is estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded asset included in the accompanying consolidated balance sheets is as follows:

(Amounts in thousands)
	December 31, 2015	December 31, 2014
Foreign currency hedge (included in other assets)	$829	$1,294
Concentration of Credit Risk

The Company’s largest customer, ABC Supply Co. Inc., accounted for approximately 11.6%, 12.0%, and 9.2% of consolidated net sales for the years ended December 31, 2015, 2014, and 2013, respectively, and 14.3% and 12.5% of outstanding accounts receivable as of December 31, 2015 and 2014, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The Company’s population of recurring financial assets and liabilities subject to fair value measurements and the necessary disclosures are as follows:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$650,000	$585,000	$585,000	$—	$—
Term Loan Facility	422,475	411,913	—	411,913	—
As of December 31, 2015	$1,072,475	$996,913	$585,000	$411,913	$—
Liabilities:
Senior Notes-6.50%	$650,000	$617,500	$617,500	$—	$—
Term Loan Facility	426,775	404,369	—	404,369	—
As of December 31, 2014	$1,076,775	$1,021,869	$617,500	$404,369	$—

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value due to the short-term nature of these instruments.  Refer to Note 6 for fair value disclosures related to the Company's pension assets.

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

The Company was in a net loss position for the years December 31, 2014, and December 31, 2013 and therefore the impact of stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share, as the inclusion of such amounts would be anti-dilutive.

The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.1 million shares of common stock for the year ended December 31, 2015 and excluded options and unvested restricted stock representing approximately 0.1 million and 1.1 million shares of common stock for the year ended December 31, 2014 and 2013, respectively. Under the treasury stock method, the inclusion of these stock awards would have been anti-dilutive for 2014 and 2013.

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

Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows:

(Amounts in thousands)	Foreign currency translation	Unrealized gain (loss) on derivative instruments	Minimum pension liability adjustments	Accumulated other comprehensive (loss) income
Balance, December 31, 2012	$5,887	$—	$(12,223)	$(6,336)
Net current period change	(2,937)	—	6,059	3,122
Balance, December 31, 2013	2,950	—	(6,164)	(3,214)
Net current period change	(9,681)	1,294	(8,374)	(16,761)
Balance, December 31, 2014	(6,731)	1,294	(14,538)	(19,975)
Net current period change	(14,690)	(465)	(1,436)	(16,591)
Balance, December 31, 2015	$(21,421)	$829	$(15,974)	$(36,566)

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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which requires measurement of in scope inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The change is effective for fiscal years, and interim reporting periods within those years, beginning on or after December 15, 2016, which means the first quarter of Ply Gem's fiscal year 2017. The amendment should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact that the adoption of this standard may have on its consolidated financial statements.

In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments ("ASU No. 2015-16"), which requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU 2015-16 is effective for fiscal years, and interim reporting periods within those fiscal years, beginning after December 15, 2015. The Company has adopted ASU 2015-16 as of the year ended December 31, 2015 with no material impact to its consolidated financial position or results of operations.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. This ASU requires reporting entities to classify deferred income taxes as non-current on the consolidated balance sheets. Deferred income taxes were previously required to be classified as current or non-current on the consolidated balance sheets. The provisions of this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted. The guidance can be applied retrospectively or prospectively. This new guidance is expected to change classification in the Company's consolidated financial position with no impact on the results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The core principal of the guidance is that an entity should recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. The standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within such fiscal years. Early adoption is permitted. The guidance is to be applied using a modified retrospective transition method with the option to elect a package of practical expedients. The Company is currently evaluating the impact of the adoption of this accounting standard update on its internal processes, operating results and financial reporting. The impact is currently not known or reasonably estimable.

2.   ACQUISITIONS

Simonton

On September 19, 2014, Ply Gem completed an acquisition for cash consideration of approximately $130.0 million to acquire the capital stock of Fortune Brands Windows Inc. and its direct and indirect wholly owned subsidiaries Simonton Building Products LLC, Simonton Industries, Inc., Simonton Windows, Inc. and SimEx, Inc. Fortune Brand Windows’ name has subsequently been changed to Simonton Windows & Doors, Inc. (“Simonton”). Simonton is a premier repair and remodeling window company with leading brand recognition within this market providing the Company with long-term value. Simonton manufactures top quality vinyl windows and doors and provides industry-leading customization options, delivery times, and customer service. Simonton has manufacturing plant locations in California, Illinois, and West Virginia with administrative offices in Ohio. The Simonton acquisition balances the Company's end window market mix by moving our market exposure to approximately 65% and 35% for the new construction and repair and remodeling markets, respectively, as compared to the approximate 80% and 20% legacy split for the Company’s window business. By incorporating the Company’s siding net sales, the Company’s market exposure is expected to be approximately 53% and 47% for the new construction and repair and remodeling markets, respectively. Simonton strategically fits into the Company’s existing footprint and broadens its service offering to existing and new customers within the building product industry. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Simonton based upon fair values as of the acquisition date.

The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair value, as follows:

(Amounts in thousands)
Cash	$(856)
Accounts receivable	37,134
Inventories	17,742
Prepaid expenses and other current assets	2,133
Property and equipment	53,655
Intangible assets	62,170
Goodwill	58,681
Other assets	426
Accounts payable and accrued expenses, including short-term warranty	(49,916)
Deferred income taxes	(10,462)
Long-term warranty and other liabilities	(40,707)
$130,000

The $58.7 million of goodwill was allocated to the Windows and Doors segment and none of the goodwill is deductible for tax purposes. As of the acquisition date and as of December 31, 2015 and 2014, Simonton was in a net deferred tax liability position, which was evaluated with the Company’s existing net deferred tax asset position as of December 31, 2015 and 2014 considering the Company’s full valuation allowance position. This resulted in a reversal of approximately $2.8 million and $7.5 million in the Company's valuation allowance during the years ended December 31, 2015 and 2014, respectively. The reversal was recorded in the Company's consolidated statement of operations within the provision (benefit) for income taxes.
For the year ended December 31, 2014, Simonton contributed net sales of approximately $91.1 million and a net loss of $1.5 million, which has been included within the Company’s consolidated statement of operations. If the Simonton acquisition would have occurred at the beginning of 2013, the Company’s consolidated net sales and net loss would have been:

(Amounts in thousands) (Unaudited)	December 31, 2014	December 31, 2013
Net sales	$1,793,502	$1,667,007
Net loss	(29,625)	(83,422)

During the years ended December 31, 2015 and 2014, the Company incurred $0.1 million and $0.9 million of acquisition-related costs, respectively, for Simonton. These expenses are included in selling, general, and administrative expenses in the Company’s consolidated statement of operations within the Windows and Doors segment.

Canyon Stone

On May 29, 2015, Ply Gem completed an acquisition for cash consideration of approximately $21.0 million to acquire substantially all of the assets of Canyon Stone Inc. ("Canyon Stone"), a manufacturer and distributor of stone veneer and accessories in the United States. Canyon Stone has manufacturing facilities in Olathe, Kansas and Youngsville, North Carolina. The purchase agreement also included contingent consideration in the form of potential earn-out payments of up to $1.0 million based on Canyon Stone's earnings for fiscal years 2015 through 2017. This acquisition expanded the Company's stone veneer manufacturing footprint across the United States as it compliments the existing Ply Gem Stone manufacturing facility in Middleburg, Pennsylvania. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Canyon Stone based upon fair values as of the acquisition date.

Since the acquisition was completed on May 29, 2015, the final acquisition accounting allocation remains subject to further adjustments. The specific accounts subject to ongoing purchase accounting adjustments include accrued expenses, and other liabilities. Therefore, the measurement date remains open as of December 31, 2015, and the preliminary acquisition accounting allocation detailed below is subject to adjustment. The Company anticipates completing these acquisition accounting adjustments during 2016.
The Company determined the fair value of the tangible and intangible assets and the liabilities acquired, and recorded goodwill based on the excess of fair value of the acquisition consideration over such fair values, as follows:

(Amounts in thousands)
Accounts receivable	$3,559
Inventories	712
Prepaid expenses and other current assets	41
Property and equipment	2,019
Intangible assets	9,300
Goodwill	7,642
Accounts payable, accrued expenses and other long-term liabilities	(2,273)
$21,000

The $7.6 million of goodwill was allocated to the Siding, Fencing and Stone segment and the goodwill is expected to be deductible for tax purposes. The Company has recognized a liability of approximately $0.8 million as of December 31, 2015 as the estimated fair value of the earn-out. This amount is included within other long-term liabilities in the consolidated balance sheet. During the year ended December 31, 2015, the Company incurred a $0.1 million expense within selling, general and administrative expenses in the consolidated statement of operations for the change in the earn-out. Any future change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings in the period of change.

For the year ended December 31, 2015, Canyon Stone contributed net sales of approximately $17.6 million, and net income of $0.8 million, which has been included within the Company’s consolidated statement of operations within the Siding, Fencing, and Stone segment. If the Canyon Stone acquisition had occurred at the beginning of 2015, the Company’s consolidated net sales and net income (loss) would have been:

(Amounts in thousands) (Unaudited)	December 31, 2015	December 31, 2014
Net sales	$1,850,993	$1,590,669
Net income (loss)	32,712	(28,608)

During the year ended December 31, 2015, the Company incurred $0.3 million of acquisition-related costs for Canyon Stone. These expenses are included in selling, general, and administrative expenses in the Company’s consolidated statements of operations and comprehensive income (loss) within the Siding, Fencing and Stone segment.

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

3.   GOODWILL

In applying the acquisition method of accounting, the Company determines the fair value of the tangible and intangible assets acquired, and the fair value of the liabilities assumed. The excess of the fair value of the consideration transferred and the fair value of the net assets acquired is recorded as goodwill.  The Company performs an annual test for goodwill impairment at the November month end each year (November 28 for 2015) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company has two reporting units: 1) Siding, Fencing, and Stone and 2) Windows and Doors.  Separate valuations are performed for each of these reporting units in order to test for impairment.

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

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimated single family housing starts and the repair and remodeling market’s growth rate through 2022.  These assumptions modeled information published by the National Association of Home Builders (“NAHB”).  The Company estimated single family housing starts increasing from approximately 713,000 in 2015 to approximately 1,100,000 in 2023 (terminal growth year) and estimated the repair and remodeling growth rate at approximately 3.0% in each year through 2023.  The 1,100,000 terminal housing starts figure represents a historical average that tracks domestic population growth.  The forecasted sales growth and operating earnings increases coincided with the growth in these two key assumptions.  The Company utilized its weighted average cost of capital and its long-term growth rate to derive the appropriate capitalization rate used in the terminal value calculation.  The Company utilized these fair value estimate assumptions during the impairment analysis conducted during the years ended December 31, 2015 and 2014.

The Company’s annual goodwill impairment tests performed as of November 28, 2015 and November 22, 2014 indicated no impairment.  The Windows and Doors, and Siding, Fencing, and Stone reporting units exceeded their 2015 carrying values by approximately 57% and 203%, respectively.

The Company provides no assurance that: 1) valuation multiples will not decline, 2) discount rates will not increase, or 3) the earnings, book values or projected earnings and cash flows of the Company’s reporting units will not decline. The Company will continue to analyze changes to these assumptions in future periods. The Company will also continue to evaluate goodwill during future periods and declines in the residential housing and remodeling markets or unfavorable performance by the Company in these markets could result in future goodwill impairments.

The reporting unit goodwill balances were as follows as of December 31, 2015 and December 31, 2014:

(Amounts in thousands)
	December 31, 2015	December 31, 2014
Siding, Fencing and Stone	$347,958	$344,048
Windows and Doors	129,781	132,064
	$477,739	$476,112

A rollforward of goodwill for 2015 and 2014 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of January 1, 2014
Goodwill	$401,861	$468,367
Accumulated impairment losses	(327,773)	(122,227)
	$74,088	$346,140
Currency translation adjustments	(1,216)	(2,092)
Simonton acquisition	59,192	—
Balance as of December 31, 2014
Goodwill	459,837	466,275
Accumulated impairment losses	(327,773)	(122,227)
	$132,064	$344,048
Currency translation adjustments	(1,772)	(3,732)
Simonton acquisition	(511)	—
Canyon Stone acquisition	—	7,642
Balance as of December 31, 2015
Goodwill	457,554	470,185
Accumulated impairment losses	(327,773)	(122,227)
	$129,781	$347,958

The changes in the goodwill balances from December 31, 2014 to December 31, 2015 relate to currency translation adjustments and the acquisitions as described in Note 2.

4.   INTANGIBLE ASSETS

The following table presents the major components of intangible assets as of December 31, 2015 and 2014:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of December 31, 2015
Patents	14	$12,770	$(11,136)	$1,634
Trademarks/Tradenames	12	116,965	(76,249)	40,716
Customer relationships	13	217,709	(133,532)	84,177
Other	5	5,360	(3,503)	1,857
Total intangible assets	12	$352,804	$(224,420)	$128,384

As of December 31, 2014
Patents	14	$12,770	$(10,193)	$2,577
Trademarks/Tradenames	11	117,660	(70,797)	46,863
Customer relationships	13	220,163	(123,299)	96,864
Other	5	4,379	(2,974)	1,405
Total intangible assets	12	$354,972	$(207,263)	$147,709

Amortization expense related to these intangible assets for the years ended December 31, 2015, 2014, and 2013 was approximately $25.3 million, $22.1 million, and $20.2 million, respectively.  Estimated amortization expense for fiscal years 2016 through 2020 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2016	$24,521
2017	20,545
2018	19,746
2019	15,706
2020	11,074

5.   LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at December 31, 2015 and 2014 consists of the following:

(Amounts in thousands)
	December 31, 2015	December 31, 2014
Senior secured asset based revolving credit facility	$—	$—
Term Loan due 2021, net of unamortized early tender premium
and discount of $28,018 and $32,518, respectively	394,457	394,257
6.50% Senior notes due 2022, net of unamortized early tender premium
and discount of $45,294 and $51,040, respectively	604,706	598,960
	$999,163	$993,217
Less current portion of long-term debt	(4,300)	(4,300)
	$994,863	$988,917

2015 Debt Transaction

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

Prior to February 1, 2017, Ply Gem Industries may redeem up to 40% of aggregate principal amount of the 6.50% Senior Notes with the net cash proceeds from certain equity offerings at a redemption price equal to 106.50% of the aggregate principal amount of the 6.50% Senior Notes to be redeemed, plus accrued and unpaid interest, if any, provided that at least 50% of the aggregate principal amount of the 6.50% Senior Notes remains outstanding after the redemption. Prior to February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount plus a “make-whole” premium plus accrued and unpaid interest, if any. At any time on or after February 1, 2017, Ply Gem Industries may redeem the 6.50% Senior Notes, in whole or in part, at declining redemption prices set forth in the indenture governing the 6.50% Senior Notes plus, in each case, accrued and unpaid interest, if any, to the redemption date. The effective interest rate for the 6.50% Senior Notes is 8.39% after considering each of the different interest expense components of this instrument, including the coupon payment and the deferred debt issuance costs.

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

Term Loan Facility due 2021

On January 30, 2014, Ply Gem Industries entered into a credit agreement governing the terms of its $430.0 million Term Loan Facility. Ply Gem Industries originally borrowed $430.0 million under the Term Loan Facility on January 30, 2014, with an original discount of approximately $2.2 million, yielding proceeds of approximately $427.9 million. The Term Loan Facility will mature on January 30, 2021. The Term Loan Facility requires scheduled quarterly payments in an aggregate annual amount equal to 1.00% of the original aggregate principal amount of the Term Loan Facility with the balance due at maturity. Interest on outstanding borrowings under the Term Loan Facility is paid quarterly.

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of December 31, 2015, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 7.00% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million, commencing with the fiscal year ended December 31, 2015; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2015, the Company's consolidated senior secured debt ratio was 1.97 and as a result no excess cash flow payment under the Term Loan Facility was required. However, the Company elected on March 10, 2016 to voluntarily prepay $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness.

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

Senior Secured Asset Based Revolving Credit Facility due 2020

On November 5, 2015, Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Gienow Canada Inc., and Mitten Inc. (together with Gienow, the “Canadian Borrowers”) entered into a second amended and restated credit agreement governing the ABL Facility. Among other things, the second amendment and restatement of the credit agreement governing the ABL Facility: (i) increased the overall facility to $350.0 million from $300.0 million, (ii) established an accordion feature of $50.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.25% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) extended the maturity until November 5, 2020. Under the ABL Facility, $300.0 million is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers. The following summary describes the ABL Facility after giving effect to the amendment and restatement. As a result of the ABL Facility amendment in which the loan syndication consisted of previous members who either maintained or increased their position as well as new syndication members, the Company capitalized new debt issuance costs of $1.5 million and will amortize these costs through 2020.

Borrowings under the ABL Facility bear interest at a rate per annum equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the higher of (1) the corporate base rate of the administrative agent under the ABL Facility and (2) the federal funds rate plus 0.5% or (b) a Eurodollar rate determined by reference to the costs of funds for U.S. dollar deposits for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin.  The initial applicable margin for borrowings under the ABL Facility was 0.50% for base rate loans and 1.50% for Eurodollar rate loans.  The applicable margin for borrowings under the ABL Facility is subject to step ups and step downs based on average excess availability under the ABL Facility.  Swingline loans bear interest at a rate per annum equal to the base rate plus the applicable margin.

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of December 31, 2015, the Company’s interest rate on the ABL Facility was approximately 1.75%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of December 31, 2015, Ply Gem Industries had approximately $343.2 million of contractual availability and approximately $204.9 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $6.8 million of letters of credit and priority payables reserves.

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

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $0.0 million, $21.4 million and $18.9 million for the years ended December 31, 2015, 2014, and 2013, respectively, as summarized in the table below.

(Amounts in thousands)	For the year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Loss on extinguishment of debt:
8.25% Senior Secured Notes call premium	$—	$—	$(2,520)
8.25% Senior Secured Notes unamortized discount	—	—	(3,831)
8.25% Senior Secured Notes unamortized debt issuance costs	—	—	(1,766)
9.375% Senior Notes call premium	—	—	(6,000)
9.375% Senior Notes unamortized discount	—	—	(3,666)
9.375% Senior Notes unamortized debt issuance costs	—	—	(1,165)
8.25% Senior Secured Notes and 9.375% Senior Notes tender premium	—	(8,493)	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized discount	—	(4,773)	—
8.25% Senior Secured Notes and 9.375% Senior Notes unamortized debt issuance costs	—	(2,067)	—
Term Loan Facility unamortized discount	—	(255)	—
	—	(15,588)	(18,948)

Loss on modification of debt:
Third party fees for 8.25% Senior Secured Notes and 9.375% Senior Notes	—	(302)	—
Third party fees for 6.50% Senior Notes and Term Loan Facility	—	(5,474)	—
	—	(5,776)	—

Total loss on modification or extinguishment of debt	$—	$(21,364)	$(18,948)

Debt maturities

The following table summarizes the Company’s long-term debt maturities due in each fiscal year after December 31, 2015:

As of
(Amounts in thousands)	December 31, 2015
2016	$4,300
2017	4,300
2018	4,300
2019	4,300
2020	4,300
Thereafter	1,050,975
$1,072,475

In addition to the $4.3 million due in 2016, the Company will not be required to make an excess cash flow payment under the Term Loan Facility in 2016 based on the Company's operating performance and capital expenditures in 2015. However, the Company may be required to make an excess cash flow payment under the Term Loan Facility in future years based on the Company's future operating performance and capital expenditures which the Company cannot estimate with reasonable certainty at December 31, 2015.

6.   DEFINED BENEFIT PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).  The plans are combined in the following discussion.

The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the combined plans in the accompanying consolidated balance sheets at December 31, 2015 and 2014:

	December 31,	December 31,
(Amounts in thousands)	2015	2014
Change in projected benefit obligation
Benefit obligation at beginning of year	$48,263	$41,182
Service cost	—	—
Interest cost	1,996	1,914
Actuarial (gain) loss	(618)	7,357
Benefits and expenses paid	(1,989)	(2,190)
Projected benefit obligation at end of year	$47,652	$48,263

Change in plan assets
Fair value of plan assets at beginning of year	$33,183	$32,301
Actual return on plan assets	(975)	813
Employer and participant contributions	1,753	2,259
Benefits and expenses paid	(1,989)	(2,190)
Fair value of plan assets at end of year	$31,972	$33,183

Funded status and financial position:
Fair value of plan assets	$31,972	$33,183
Benefit obligation at end of year	47,652	48,263
Funded status	$(15,680)	$(15,080)

Amount recognized in the balance sheet consists of:
Current liability	$(647)	$(1,753)
Noncurrent liability	(15,033)	(13,327)
Liability recognized in the balance sheet	$(15,680)	$(15,080)

The accumulated benefit obligation for the combined plans was approximately $47.7 million and $48.3 million as of December 31, 2015 and 2014, respectively.

Accumulated Other Comprehensive Loss

Amounts recognized in accumulated other comprehensive loss at December 31, 2015 and 2014 consisted of the following:

(Amounts in thousands)	December 31,	December 31,
	2015	2014
Initial net asset (obligation)	$—	$—
Prior service credit (cost)	—	—
Net loss	19,271	17,757
Accumulated other comprehensive loss	$19,271	$17,757

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

	For the year ended December 31,
	2015	2014	2013
Discount rate for projected benefit obligation	4.18%	3.80%	4.75%
Discount rate for pension costs	4.25%	4.75%	4.00%
Expected long-term average return on plan assets	7.00%	7.00%	7.00%

Net Periodic Benefit Costs

The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the year ended December 31,
	2015	2014	2013
Service cost	$—	$—	$103
Interest cost	1,996	1,914	1,771
Expected return on plan assets	(2,309)	(2,269)	(2,053)
Amortization of loss	1,192	491	955
Net periodic benefit expense	$879	$136	$776

Pension Assets

The weighted-average asset allocations at December 31, 2015 by asset category are as follows:

	Target Allocation	Actual allocation as of December 31, 2015	Weighted Average Expected Long-Term Rate of Return (1)
Asset Category
U.S. Large Cap Funds	25.0%	21.5%	2.0%
U.S. Mid Cap Funds	5.0%	8.1%	0.5%
U.S. Small Cap Funds	3.0%	2.9%	0.3%
International Equity	15.0%	14.7%	1.3%
Fixed income	45.0%	44.9%	2.3%
Other investments	7.0%	7.9%	0.6%
	100.0%	100.0%	7.0%
(1) The weighted average expected long-term rate of return by asset category is based on the Company’s target allocation and historical results.

The weighted-average asset allocations at December 31, 2014 by asset category are as follows:

	Target Allocation	Actual allocation as of December 31, 2014	Weighted Average Expected Long-Term Rate of Return (1)
Asset Category
U.S. Large Cap Funds	25.0%	23.5%	2.0%
U.S. Mid Cap Funds	5.0%	8.2%	0.4%
U.S. Small Cap Funds	3.0%	3.2%	0.3%
International Equity	15.0%	15.1%	1.4%
Fixed income	45.0%	45.0%	2.3%
Other investments	7.0%	5.0%	0.6%
	100.0%	100.0%	7.0%
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

The following table summarizes the Company’s plan assets measured at fair value on a recurring basis (at least annually) as of December 31, 2015 and 2014:

(Amounts in thousands)	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2015	Assets (Level 1)	(Level 2)	(Level 3)
Equity Securities (1)
U.S. Large Cap Funds	$6,877	$6,877	$—	$—
U.S. Mid Cap Funds	2,604	1,357	1,247	—
U.S. Small Cap Funds	938	467	471	—
International Funds	4,702	4,702	—	—
Fixed Income
Domestic Bond Funds (2)	14,340	—	14,340	—
Other Investments
Commodity Funds (3)	1,541	—	1,541	—
Cash & Cash Equivalents	970	—	970	—
	$31,972	$13,403	$18,569	$—

(Amounts in thousands)	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2014	Assets (Level 1)	(Level 2)	(Level 3)
Equity Securities (1)
U.S. Large Cap Funds	$7,803	$7,803	$—	$—
U.S. Mid Cap Funds	2,722	1,354	1,368	—
U.S. Small Cap Funds	1,055	523	532	—
International Funds	4,999	4,999	—	—
Fixed Income
Domestic Bond Funds (2)	14,925	—	14,925	—
Other Investments
Commodity Funds (3)	1,431	—	1,431	—
Cash & Cash Equivalents	248	—	248	—
	$33,183	$14,679	$18,504	$—

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

Benefit Plan Contributions

The Company made cash contributions to the combined plans of approximately $1.8 million and $2.3 million for the years ended December 31, 2015 and 2014, respectively.  During fiscal year 2016, the Company expects to make cash contributions to the combined plans of approximately $0.6 million.

Benefit Plan Payments

The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the combined plans. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company.

Fiscal Year	Expected Benefit Payments
(Amounts in thousands)

2016	$2,198
2017	2,281
2018	2,408
2019	2,489
2020	2,609
2021-2025	14,063

Other Retirement Plans

The Company also has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees.  The projected benefit obligation relating to this unfunded plan totaled approximately $323,000 and $363,000 at December 31, 2015 and 2014, respectively.  The Company has recorded this obligation in other long term liabilities in the consolidated balance sheets as of December 31, 2015 and 2014.  Pension expense for the plan was approximately $15,500, $15,000 and $13,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

7.   DEFINED CONTRIBUTION PLANS

The Company has a defined contribution 401(k) plan covering all eligible employees.  The Company matches 50% of the first 6% of employee contributions for most members, with the exception of matching 25% of the first 6% of employee contributions for certain union members per a negotiated contract.  The Company also has the option of making discretionary contributions.  The Company contributed approximately $3.6 million, $2.2 million, and $2.1 million for the years ended December 31, 2015, December 31, 2014 and December 31, 2013, respectively, which has been expensed within selling, general, and administrative expenses in the accompanying consolidated statement of operations.

8.   COMMITMENTS AND CONTINGENCIES

Operating leases

At December 31, 2015, the Company was obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations.  Future minimum rental obligations for non-cancellable lease payments total approximately $126.8 million at December 31, 2015.  The lease obligations, partially offset by sublease income, are payable as follows:

	Lease	Sublease
(Amounts in thousands)	Commitments	Income
2016	$27,094	$430
2017	23,134	439
2018	16,766	448
2019	14,534	457
2020	12,206	466
Thereafter	33,112	1,959

Total rental expense for all operating leases was approximately $37.6 million, $34.6 million, and $32.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $1.8 million and $2.9 million at December 31, 2015 and 2014, respectively.  As of December 31, 2015 and 2014, the Company has recorded liabilities related to these indemnifications of approximately $0.5 million and $0.5 million, respectively, in current liabilities and $1.3 million and $2.4 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	December 31, 2015	December 31, 2014
Product claim liabilities	$138	$138
Multiemployer pension plan withdrawal liability	960	2,094
Other	664	644
	$1,762	$2,876

The product claim liabilities of approximately $0.1 million at December 31, 2015 and 2014, recorded in long term liabilities, represent the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products.  The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage.  Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries.  The Company and the former subsidiary continue to vigorously defend the remaining suits.  Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products.  The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers.

The multiemployer pension plan withdrawal liability of approximately $1.0 million and $2.1 million recorded in long term liabilities at December 31, 2015 and 2014, respectively, relate to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. (“Studley”) was sold.  In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the “Pension Fund”), and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund.  Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund.  The multiemployer pension liability represents the present value of the quarterly payment stream as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

Included in the indemnified items is approximately $0.5 million and $0.5 million for the year ended December 31, 2015 and 2014, respectively, of accrued expenses to cover the estimated costs of known litigation claims, including the estimated cost of legal services incurred, that the Company is contesting including certain employment and former shareholder litigation related to the Company.

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of December 31, 2015 and 2014, warranty liabilities of approximately $16.6 million and $18.3 million, respectively, have been recorded in current liabilities and approximately $59.9 million and $66.1 million, respectively, have been recorded in long term liabilities. The increase in the warranty liabilities during 2014 relates to the Simonton acquisition which was completed in September 2014.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the year ended December 31,
(Amounts in thousands)	2015	2014	2013
Balance, beginning of period	$84,423	$42,466	$37,870
Acquisitions-Canyon Stone (2015)/Simonton (2014)/Gienow and Mitten (2013)	100	48,235	7,175
Warranty expense during period	21,264	15,177	12,416
Adjustments	(7,761)	(3,021)	—
Settlements made during period	(21,464)	(18,434)	(14,995)
Balance, end of period	$76,562	$84,423	$42,466

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

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc. ("MWM Holding"), entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the "Workplan") as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in the Company’s consolidated balance sheets at December 31, 2015 and 2014.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc.  Notwithstanding this indemnity, however, under applicable Federal and State laws, MW, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the Company’s ability to seek indemnification from U.S. Industries, Inc. is limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of December 31, 2015, no recovery has been recognized in the Company’s consolidated balance sheet, but the Company will actively pursue the validity of this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene (TCE)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy has responded to this request for information. Given the preliminary stage of this matter, the Company has not recorded a liability for this matter in its consolidated balance sheet as of December 31, 2015. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify the Company with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.

The Company is currently involved in environmental proceedings involving Gienow Canada Inc. (f/k/a Ply Gem Canada, Inc.) and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property), for which the Company has a $0.1 million liability included in its consolidated balance sheet, and the Company may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania), Mastic Home Exteriors, Inc. (“MHE”) (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina), and Simonton (relating to closed lagoons and certain contamination in Paris, Illinois as well as certain contamination associated with certain 7-Eleven convenience food stores). Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. are to indemnify the Company for certain environmental liabilities in excess of $2.5 million, including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina. Under the stock purchase agreement governing the Simonton acquisition, Fortune Brands Windows & Doors, Inc., is to indemnify the Company for any environmental claims associated with the 7-Eleven convenience food stores. The Company's ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.

Based on current information, the Company is not aware of any compliance obligations, claims, releases or investigations that will have a material adverse effect on our results of operations, cash flows or financial position except as otherwise disclosed in the Company's consolidated financial statements. However, there can be no guarantee that previously known or newly-discovered matters or any inability to enforce our available indemnification rights against previous owners of the Company, its subsidiaries, or their business or properties will not result in material costs or liabilities. While the purchase agreements governing certain of our acquisitions provide that the sellers will indemnify us, subject to certain limitations, for certain environmental liabilities, our ability to seek indemnification from the respective sellers is limited by various factors, including the financial condition of the indemnitor or responsible party as well as by the terms and limits of such indemnities or obligations. As a result, there can be no assurance that we could receive any indemnification from the sellers, and any related environmental liabilities, costs or penalties could have a material adverse effect on our financial condition and results of operations.

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

Litigation

During the past several years, the Company incurred increased litigation expense primarily related to the claims discussed below. The Company believes it has valid defenses to the outstanding claims discussed below and will vigorously defend all such claims; however, litigation is subject to many uncertainties and there cannot be any assurance that the Company will ultimately prevail or, in the event of an unfavorable outcome or settlement of litigation, that the ultimate liability would not be material and would not have a material adverse effect on the business, results of operations, cash flows or financial position of the Company.

In John Gulbankian v. MW Manufacturers, Inc. (“Gulbankian”), a purported class action filed in March 2010 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, alleged damages as a result of the defective design and manufacture of certain MW vinyl clad windows. In Eric Hartshorn and Bethany Perry v. MW Manufacturers, Inc. (“Hartshorn”), a purported class action filed in July 2012 in the District Court, plaintiffs, on behalf of themselves and all others similarly situated, alleged damages as a result of the defective design and manufacture of certain MW vinyl clad windows. On April 22, 2014, plaintiffs in both the Gulbankian and Hartshorn cases filed a Consolidated Amended Class Action Complaint, making similar claims against all MW vinyl clad windows.

MW entered into a settlement agreement with plaintiffs as of April 18, 2014 to settle both the Gulbankian and Hartshorn cases on a nationwide basis (the “Vinyl Clad Settlement Agreement”). The Vinyl Clad Settlement Agreement provides that this settlement applies to any and all MW vinyl clad windows manufactured from January 1, 1987 through May 23, 2014, and provides for a cash payment for eligible consumers submitting qualified claims showing, among other requirements, certain damage to their MW vinyl clad windows. The period for submitting qualified claims is the later of: (i) May 28, 2016, or (ii) the last day of the warranty period for the applicable window. On December 29, 2014, the District Court granted final approval of this settlement, as well as MW’s payment of attorneys' fees and costs to plaintiffs' counsel in the amount of $2.5 million, issuing a Final Approval Order, Final Judgment, and Order of Dismissal with Prejudice (the "Final Approval Order"). A notice of appeal of the Final Approval Order (the “Appeal”) was given by certain objectors to the settlement, and on May 6, 2015, MW entered into a settlement agreement with, among others, the objectors to fully and finally resolve their claims, including the dismissal of Karl Memari v. Ply Gem Prime Holdings, Inc. et al., another lawsuit seeking class certification with respect to MW's vinyl clad windows, making the Vinyl Clad Settlement Agreement final and binding on the parties. The Company and MW deny all liability in the settlements and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle these matters.

As a result of the Vinyl Clad Settlement Agreement, the Company recognized a $5.0 million expense during the year ended December 31, 2014 within selling, general, and administrative expenses in the Company’s consolidated statement of operations in the Windows and Doors segment. It is possible that the Company may incur costs in excess of the recorded amounts; however, the Company currently expects that the total net cost will not exceed $5.0 million. As of December 31, 2015, approximately $1.5 million of this liability is currently outstanding, with $0.7 million as a current liability within accrued expenses and $0.8 million as a noncurrent liability within other long-term liabilities in the Company’s consolidated balance sheet as of December 31, 2015.

In Anthony Pagliaroni et al. v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by Mastic Home Exteriors, Inc. (“MHE”). The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. The hearing regarding plaintiffs’ motion for class certification was held on March 10, 2015. The District Court denied plaintiffs’ motion for class certification on September 22, 2015, and on October, 6, 2015, plaintiffs filed a petition for interlocutory appeal of the denial of class certification to the U.S. Court of Appeals for the First Circuit. The Court of Appeals has not yet ruled on plaintiffs’ petition for appeal. Deceuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify MHE for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. MHE's ability to seek indemnification from Deceuninck is, however, limited by the terms and limits of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.

In The Muhler Company, Inc. v. Ply Gem Prime Holdings, Inc. et al., a lawsuit filed in April 2011 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff alleges unfair competition and trade practices. The plaintiff seeks a variety of relief, including (i) consequential damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. In April 2013, the District Court granted the Company's motion for summary judgment with respect to the federal Lanham Act claims. In May 2013, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit with respect to the summary judgment granted on the federal Lanham Act claims, and the Fourth Circuit denied interlocutory appeal. With the summary judgment granted on the federal Lanham Act claims, only state unfair competition and trade practices claims remain. In April 2015, the District Court heard arguments on the Company's motion for summary judgment with respect to such claims, and on July 13, 2015, the District Court granted the Company’s motion. On July 27, 2015, the plaintiff filed an appeal with the U.S. Court of Appeals for the Fourth Circuit with respect to the District Court’s ruling, and on February 10, 2016, the U.S. Court of Appeals for the Fourth Circuit affirmed the District Court’s ruling.

On February 24, 2016, the plaintiff filed a petition for rehearing. The damages sought in this action have not yet been quantified.

In re Ply Gem Holdings, Inc. Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s IPO. It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. On February 13, 2015, the defendants filed their motion to dismiss the complaint. On April 14, 2015, the lead plaintiff filed its opposition to that motion to dismiss, and on May 14, 2015 the defendants filed their reply brief in support of their motion to dismiss. On September 29, 2015, the District Court granted defendants’ motion to dismiss, but ruled that plaintiff could file an amended complaint. On November 6, 2015, plaintiff filed an amended complaint, and on January 13, 2016, the defendants filed their motion to dismiss this amended complaint. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. We believe the purported federal securities class action is without merit and will vigorously defend the lawsuit.

In Raul Carrillo-Hueso and Chec Xiong v. Ply Gem Industries, Inc. and Ply Gem Pacific Windows Corporation, a purported class action filed on November 25, 2015 in the Superior Court of the State of California, County of Alameda, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of, among other things, the defendants’ failure to provide (i) statutorily required meal breaks at the Sacramento, California facility, (ii) accurate wage statements to employees in California, and (iii) all wages due on termination in California. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified.

In Tina Morgan v. Ply Gem Industries, Inc. and Simonton Industries, Inc., a purported class action filed on December 11, 2015 in the Superior Court of the State of California, County of Solano, plaintiff, on behalf of herself and all others similarly situated, alleges damages as a result of, among other things, the defendants’ failure at the Vacaville, California facility to (i) pay overtime wages, (ii) provide statutorily required meal breaks, (iii) provide accurate wage statements, and (iv) pay all wages owed upon termination. The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified.

Other contingencies

The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in its products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of December 31, 2015.

9.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at December 31, 2015 and December 31, 2014:

(Amounts in thousands)	December 31, 2015	December 31, 2014
Insurance	$9,347	$9,144
Employee compensation and benefits	20,381	15,576
Sales and marketing	50,405	36,279
Product warranty	16,619	18,325
Accrued freight	1,445	1,278
Accrued interest	17,808	16,470
Accrued environmental liability	430	451
Accrued pension	647	1,753
Accrued sales returns and discounts	3,368	3,054
Accrued taxes	5,575	3,898
Litigation accrual	700	2,573
Other	26,237	38,524
	$152,962	$147,325

Other long-term liabilities consist of the following at December 31, 2015 and December 31, 2014:

(Amounts in thousands)	December 31, 2015	December 31, 2014
Insurance	$1,237	$1,705
Pension liabilities	15,033	13,327
Multi-employer pension withdrawal liability	960	2,094
Product warranty	59,943	66,098
Long-term product claim liability	138	138
Long-term environmental liability	1,211	1,227
Liabilities for tax uncertainties	2,866	3,065
Litigation accrual	829	2,000
Other	8,676	5,160
	$90,893	$94,814

Long-term incentive plan

The Company maintains a long-term incentive plan (“LTIP”) for certain employees which was implemented to retain and incentivize employees through the downturn in the housing market. During the years ended December 31, 2015 and December 31, 2014, the Company recognized a net LTIP expense of $3.9 million and $2.8 million, respectively, which has been recorded within selling, general, and administrative expenses in the consolidated statement of operations. The LTIP liability is $5.9 million and $4.5 million as of December 31, 2015 and December 31, 2014, respectively, of which $3.1 million and $2.5 million has been recorded within other current liabilities and $2.8 million and $2.0 million in other long-term liabilities in the consolidated balance sheets as of December 31, 2015 and December 31, 2014, respectively.

Other liabilities

During the years ended December 31, 2015, 2014 and 2013, the Company made approximately $1.6 million, $5.0 million, and $3.6 million in cash payments for restructuring and integration efforts, respectively. These payments were for restructuring and integration programs implemented in Western Canada and general back office centralization efforts incurred during 2013 as well as product simplification costs incurred for the entire Windows and Doors segment. The Company had a restructuring accrual of $0.4 million as of December 31, 2014.

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

10.   INCOME TAXES

The following is a summary of the components of income (loss) before provision for income taxes:

	For the year ended December 31,
(Amounts in thousands)	2015	2014	2013
Domestic	$47,901	$(9,685)	$(69,361)
Foreign	(16,301)	(21,689)	(9,861)
	$31,600	$(31,374)	$(79,222)

The following is a summary of the provision (benefit) for income taxes included in the accompanying consolidated statement of operations:

	For the year ended December 31,
(Amounts in thousands)	2015	2014	2013
Federal:
Current	$692	$—	$—
Deferred	(2,833)	(6,962)	908
	(2,141)	(6,962)	908
State:
Current	$2,688	$2,354	$1,634
Deferred	(779)	324	384
	1,909	2,678	2,018
Foreign:
Current	$833	$(86)	$(904)
Deferred	(1,289)	4,265	(1,724)
	(456)	4,179	(2,628)

Total	$(688)	$(105)	$298

The table that follows reconciles the federal statutory income tax rate to the effective tax rate of approximately 2.2% for the year ended December 31, 2015, 0.3% for the year ended December 31, 2014, and 0.4% for the year ended December 31, 2013.

	For the year ended December 31,
(Amounts in thousands)	2015	2014	2013
Income tax provision (benefit) at the federal statutory rate	$11,060	$(10,981)	$(27,728)

Net change from statutory rate:
Valuation allowance-US	(30,446)	(1,851)	28,556
Valuation allowance-Canada	3,551	9,789	—
State income tax provision (benefit), net of federal income tax benefit	4,986	641	(5,957)
Taxes at non-U.S. statutory rate	(153)	(48)	(46)
Additional provisions/reversals of uncertain tax positions	(116)	131	5,674
Canadian rate differential	1,284	2,015	867
Attribute reduction	3,118	—	—
Tax Receivable Agreement	4,531	(220)	(1,808)
Alternative minimum tax	1,298	—	—
Minimum tax credit	(1,298)	—	—
Other, net	1,497	419	740
	$(688)	$(105)	$298

The tax effect of temporary differences, which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 2015 and 2014 are as follows:

(Amounts in thousands)	December 31, 2015	December 31, 2014
Deferred tax assets:
Accounts receivable	$1,075	$1,161
Insurance reserves	3,925	4,011
Warranty reserves	26,397	29,360
Pension accrual	6,426	6,041
Deferred compensation	10,803	6,319
Inventories	4,473	4,076
Federal, net operating loss carry-forwards	78,900	104,482
State, net operating loss carry-forwards	13,507	15,771
Non-capital losses - foreign jurisdiction	9,514	7,147
Related party interest	32,820	43,833
Professional fees	1,550	2,616
Environmental reserves	591	598
Other assets, net	9,428	7,510
Valuation allowance	(109,361)	(137,464)
Total deferred tax assets	90,048	95,461
Deferred tax liabilities:
Property and equipment, net	(24,387)	(24,750)
Intangible assets, net	(44,032)	(51,254)
Deferred financing	(25,964)	(29,392)
Attribute reduction	(3,456)	—
Other liabilities, net	(2,335)	(3,191)
Total deferred tax liabilities	(100,174)	(108,587)
Net deferred tax liability	$(10,126)	$(13,126)

Debt Transaction

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

Valuation allowance

As of December 31, 2015, a full federal valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized.  The Company considered the impact of reversing taxable temporary differences and tax planning strategies with regard to realization of deferred tax assets to determine the amount of valuation allowance for 2015.  Due to recent cumulative losses accumulated by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. Additionally, at December 31, 2015, the Company was in a full state valuation allowance position for certain legal entities primarily related to losses for income tax purposes.

During the year ended December 31, 2015, the Company had a full valuation allowance on its deferred tax assets for Gienow Canada of approximately $11.1 million as a result of its operating performance and challenges associated with combining two separate manufacturing facilities into a single facility. As a result of the Simonton acquisition on September 19, 2014, the Company evaluated Simonton's net deferred tax liability position with Ply Gem's full valuation allowance position, which resulted in a $7.5 million reversal of valuation allowance during the year ended December 31, 2014 and an additional reversal of $2.8 million for the year ended December 31, 2015. All of the Company's subsidiaries, excluding Mitten, are in a full valuation allowance position as of December 31, 2015.
The Company currently has book goodwill of approximately $28.0 million that is not amortized and results in a deferred tax liability of approximately $6.7 million at December 31, 2015.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

The Company had book goodwill of approximately $20.2 million that was not amortized resulting in a deferred tax liability of approximately $6.3 million at December 31, 2014.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

For the year ending December 31, 2016, the Company may achieve a three-year cumulative income position on a consolidated basis. If the Company achieves this income position, the Company will evaluate the need for a full, or partial valuation allowance. All of the factors the Company considers in evaluating whether and when to release all or a portion of the deferred tax asset valuation allowance involve significant judgment. For example, there are many different interpretations of "cumulative losses in recent years" which can be used. Also, significant judgment is involved in making projections of future financial and taxable income, especially because the Company's financial results are significantly dependent upon industry trends, including the new construction and repair and remodeling markets. Most of the markets in which the Company participates are currently in varying states of recovery from the historic downturn experienced in recent years; however, it is not possible to accurately predict whether recovery will continue, and if it does, at what rate and for how long. The Company anticipates any reversal of the valuation allowance may favorably impact our results of operations in the period of reversal.

Other tax considerations

As of December 31, 2015, the Company has approximately $263.5 million of federal gross operating loss carry-forwards which can be used to offset future taxable income.  These federal carry-forwards will begin to expire in 2028 if not utilized.  The Company has approximately $382.9 million of gross state NOL carry-forwards and $13.5 million (net of federal benefit) of deferred tax assets related to these state NOL carry-forwards which can be used to offset future state tax liabilities.  The Company has established a valuation allowance which offsets the deferred tax asset associated with these state NOL carry-forwards.  Future tax planning strategies implemented by the Company could reduce or eliminate future NOL expiration.

As of December 31, 2015, the Company has not established U.S. deferred taxes on unremitted earnings for the Company's foreign subsidiaries.  Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested.

Tax uncertainties

The Company records reserves for certain tax uncertainties based on the likelihood of an unfavorable outcome.  Of this amount, approximately $1.7 million, if recognized, would have an impact on the Company’s effective tax rate.  As of December 31, 2015, the reserve was approximately $2.9 million which includes interest and penalties of approximately $1.1 million.  As of December 31, 2014, the reserve was approximately $3.1 million which included interest of approximately $0.9 million.

The Company has elected to treat interest and penalties on uncertain tax positions as income tax expense in its consolidated statement of operations.  Interest and penalty charges have been recorded in the contingency reserve account within other long term liabilities in the consolidated balance sheet.

The following is a rollforward of gross tax contingencies from January 1, 2014 through December 31, 2015.

Unrecognized tax benefits balance at January 1, 2014	$16,491
Additions based on tax positions related to current year	495
Additions for tax positions of prior years	5
Reductions for tax positions of prior years	(196)
Settlement or lapse of applicable statutes	(277)
Unrecognized tax benefits balance at December 31, 2014	16,518
Additions based on tax positions related to current year	415
Additions for tax positions of prior years	—
Reductions for tax positions of prior years	(859)
Settlement or lapse of applicable statutes	(164)
Unrecognized tax benefits balance at December 31, 2015	$15,910

Unrecognized tax benefits are reversed as a discrete event if an examination of applicable tax returns is not begun by a federal or state tax authority within the statute of limitations or upon effective settlement with federal or state tax authorities.  During the year ended December 31, 2015, the Company reversed approximately $0.2 million of unrecognized tax benefits due to the expiration of the statute of limitations in certain state jurisdictions. The Company's open tax years that are subject to federal examination are 2008 through 2015.

During the year ended December 31, 2014, the Company also reversed approximately $0.3 million of unrecognized tax benefits due to the expiration of the statute of limitations for the tax year ended December 31, 2006. During the year ended December 31, 2013, the Company also reversed approximately $0.5 million of unrecognized tax benefits due to the expiration of the statute of limitations for the year ended December 31, 2005. During the year ended December 31, 2013, the Company also reversed approximately $1.4 million due to the effective settlement related to state income tax audits.

During the next 12 months, the Company does not anticipate the reversal of any tax contingency reserves.

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
The Company estimates that the total anticipated amount of future payments under the Tax Receivable Agreement could be approximately $100.0 million assuming no material changes in the relevant tax law, that the Company earns sufficient taxable income to utilize the net operating loss carrying forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability. As of December 31, 2015, the Company estimates that the potential Tax Receivable Agreement liability associated with the NOL carryovers amounted to approximately $91.0 million with the remaining $9.0 million estimated for the deductible expenses associated with the initial public offering. Future changes in the Company's full valuation allowance position including the reversal of all or a portion of the Company's valuation allowance may increase the Tax Receivable Agreement liability up to the $100.0 million estimate as the Company at that point in time will project future taxable income beyond the current fiscal year.

As of December 31, 2015 and 2014, the Company had a $23.8 million and $10.9 million liability, respectively, for the amount due pursuant to the Tax Receivable Agreement. The $12.9 million Tax Receivable Agreement liability adjustment for the year ended December 31, 2015 resulted from a $115.9 million increase in 2015 taxable income partially offset by the timing of reversals of deferred tax assets and liabilities. The $0.7 million tax receivable agreement liability adjustment for the year ended December 31, 2014 resulted from additional deferred tax liabilities assumed in the Simonton acquisition and changes in the Company's deferred tax liabilities, partially offset by the Company's 2014 taxable losses. The Company has $20.8 million of this liability recorded as noncurrent as of December 31, 2015 in the consolidated balance sheet as this amount will not be paid in cash within the next 12 months.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing method.  The assumptions used in the model for the years ended December 31, 2015 and December 31, 2014 (there were no option grants in 2013) are outlined in the following table:

	December 31, 2015	December 31, 2014
Weighted average fair value of options granted	$2.62	$4.91
Weighted average assumptions used:
Expected volatility	34%	34%
Expected term (in years)	7.00	7.00
Risk-free interest rate	1.82%	0.63%
Expected dividend yield	—%	—%

A summary of changes in stock options outstanding during the years ended December 31, 2015 and December 31, 2014 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance at January 1, 2014	3,285,750	$11.04	5.24	22,702
Granted	188,147	$14.60	—
Exercised	(633,305)	$1.76	—
Forfeited or expired	(91,528)	$12.35	—
Balance at December 31, 2014	2,749,064	$13.38	5.50	3,373
Granted	287,808	$12.49	—
Exercised	(225,960)	$9.75	—
Forfeited or expired	(197,119)	$12.35	—
Balance at December 31, 2015	2,613,793	$13.75	5.22	617

As of December 31, 2015, 2,221,818 options were 100% vested with a weighted average exercise price of $13.75.  As of December 31, 2014, 2,166,679 options were 100% vested with a weighted average exercise price of $12.97. The total intrinsic value of options exercised during the years ended December 31, 2015, and 2014 was $0.9 million and $9.1 million, respectively. At December 31, 2015, the Company had approximately $1.2 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.80 years.  At December 31, 2014, the Company had approximately $2.1 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.73 years. The Company recorded compensation expense of $1.7 million, $2.0 million, and $2.0 million for the years ended December 31, 2015, 2014, and 2013, respectively, related to the vesting of these options.

Restricted stock

During December 2012, the Company issued 3,886 restricted shares of common stock of Ply Gem Prime to each of three independent members of the Board of Directors.  These shares vested and were expensed ratably over the twelve month period beginning December 2012. During the year ended December 31, 2013, the Company expensed $170,000 related to these grants in selling, general, and administrative expenses within the consolidated statement of operations.

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

During December 2014, the Company issued an aggregate of 23,944 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares vested over the 2015 calendar period and the Company expensed $0.3 million as compensation expense in selling, general, and administrative expenses within the consolidated statement of operations.

During December 2015, the Company issued an aggregate of 25,664 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares will vest over the 2016 calendar year and the Company will expense these items as compensation expense ratably during 2016.

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

Following is a summary of the Company’s segment information:

	For the year ended December 31,
(Amounts in thousands)	2015	2014	2013
Net sales
Siding, Fencing, and Stone	$840,118	$801,601	$737,841
Windows and Doors	999,608	765,042	627,740
	$1,839,726	$1,566,643	$1,365,581
Operating earnings (loss)
Siding, Fencing, and Stone	$134,654	$113,089	$111,918
Windows and Doors	18,195	(27,660)	(38,537)
Unallocated	(30,317)	(23,931)	(45,605)
	$122,532	$61,498	$27,776
Interest income (expense), net
Siding, Fencing, and Stone	$(22)	$5	$(132)
Windows and Doors	(17)	(48)	(195)
Unallocated	74,858	71,229	92,011
	$74,819	$71,186	$91,684
Depreciation and amortization
Siding, Fencing, and Stone	$26,539	$25,255	$24,950
Windows and Doors	31,549	22,510	20,243
Unallocated	312	698	453
	$58,400	$48,463	$45,646
Income tax expense (benefit)
Unallocated	$(688)	$(105)	$298

Capital expenditures
Siding, Fencing, and Stone	$11,816	$12,581	$10,053
Windows and Doors	19,196	10,920	14,780
Unallocated	2,848	160	1,061
	$33,860	$23,661	$25,894

	As of December 31,
	2015	2014
Total assets
Siding, Fencing, and Stone	$664,053	$673,543
Windows and Doors	498,994	528,938
Unallocated	122,857	52,094
	$1,285,904	$1,254,575

Our Canadian subsidiaries, which had sales of approximately $223.3 million for the year ended December 31, 2015, represent the majority of our sales to foreign customers.  Other subsidiaries’ sales outside the United States are less than 1% of our total sales.

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

Under the General Advisory Agreement the Company paid and expensed, as a component of selling, general, and administrative expenses, a management fee of approximately $0.0 million, $0.0 million, and $0.4 million, for the years ended December 31, 2015, 2014 and 2013, respectively.  The original term of the General Advisory Agreement was 10 years, and was automatically renewable for consecutive one-year extensions, unless Ply Gem Industries or CI Capital Partners provide notice of termination.  In connection with the IPO in May 2013, the General Advisory Agreement was terminated prior to the end of the initial term, as such, Ply Gem Industries paid to CI Capital Partners an amount equal to the present value of the annual advisory fees that would have been payable for three years, based on the Company’s cost of funds to borrow amounts under the Company’s senior credit facilities. This payment of approximately $18.9 million was made in May 2013 and was expensed within initial public offering costs in the consolidated statement of operations. The Company also expensed approximately $2.7 million of the 2013 capitalized advisory fees paid to CI Capital Partners as a result of the termination within initial public offering costs in the consolidated statement of operations. The Company also paid CI Capital Partners approximately $0.4 million for advisory services in connection with the Gienow acquisition during year ended December 31, 2013 and this amount was expensed within selling, general, and administrative expenses in the consolidated statement of operations.

During the fourth quarter of 2011, the Company entered into an amendment to the employee agreement originally dated August 14, 2006 for the Company’s Chief Executive Officer.   In conjunction with the amendment to the employment agreement, the Company also entered into a retention agreement and stock repurchase agreement.  These agreements, among other things, provided for: (i) the extension of the chief executive officer’s term of employment for three years, (ii) the Company to make a retention payment of $2.0 million to the chief executive officer on December 31, 2014 if he remained employed by the Company on that date, (iii) the repurchase of 125,660 shares of common stock of Ply Gem Prime and (iv) the issuance of 150,000 stock options to the chief executive officer for non-voting Class C common stock of Ply Gem Prime (971,420 stock options in Ply Gem Holdings post IPO).   The $12.6 million repurchase of common stock was made by Ply Gem Prime based on proceeds provided by the Company.  The stock options granted to the chief executive officer vested 25% on each of the following dates: July 2012, July 2013, July 2014, and July 2015.

The Company also entered into a retention agreement with the Company’s Chief Financial Officer which required the Company to make a retention payment of $0.7 million on December 31, 2014 if he remained employed by the Company on that date. The cumulative retention payments for executive officers of $2.7 million were paid in January 2015.

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

During the fourth quarter of 2015, the Company made an approximate $48,000 payment to PG ITR Holdco, L.P. (the “Tax Receivable Entity”) for the Tax Receivable Agreement in satisfaction of the amount due on this agreement related to the 2014 activity. During the fourth quarter of 2014, the Company made an approximate $36,000 payment to the Tax Receivable Entity for the Tax Receivable Agreement in satisfaction of the amount due on this agreement.

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

14.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations:

	Quarter Ended December 31,		Quarter Ended October 3,		Quarter Ended July 4,		Quarter Ended April 4,
(Amounts in thousands, except per share data)	2015		2015		2015		2015
Net sales	$430,460		$530,884		$502,334		$376,048

Gross profit	99,907		134,781		124,743		60,281

Net income (loss)	9,064		41,711		30,372		(48,859)
Net income (loss) per share attributable to common shareholders:
Basic (1)	$0.13		$0.61		$0.45		$(0.72)
Diluted (1)	$0.13		$0.61		$0.45		$(0.72)

	Quarter Ended December 31,		Quarter Ended September 27,		Quarter Ended June 28,		Quarter Ended March 29,
(Amounts in thousands, except per share data)	2014		2014		2014		2014
Net sales	$450,119		$437,848		$409,211		$269,465

Gross profit	81,994		98,589		87,405		39,813

Net income (loss)	(12,476)	(3)	21,405	(3)	11,380	(3)	(51,578)	(2), (3)
Net income (loss) per share attributable to common shareholders:
Basic (1)	$(0.18)		$0.32		$0.17		$(0.76)
Diluted (1)	$(0.18)		$0.32		$0.17		$(0.76)

(1)
The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(2)
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

15.   GUARANTOR/NON-GUARANTOR

The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of December 31, 2015 and December 31, 2014, and for the years ended December 31, 2015, 2014, and 2013.  The non-guarantor information presented represents our Canadian subsidiaries: Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,616,407	$223,319	$—	$1,839,726
Cost of products sold	—	—	1,249,887	170,127	—	1,420,014
Gross profit	—	—	366,520	53,192	—	419,712
Operating expenses:
Selling, general and
administrative expenses	—	30,317	189,477	52,080	—	271,874
Intercompany administrative
charges	—	—	28,704	5,943	(34,647)	—
Amortization of intangible assets	—	—	20,737	4,569	—	25,306
Total operating expenses	—	30,317	238,918	62,592	(34,647)	297,180
Operating earnings (loss)	—	(30,317)	127,602	(9,400)	34,647	122,532
Foreign currency loss	—	—	—	(3,166)	—	(3,166)
Intercompany interest	—	63,391	(59,641)	(3,750)	—	—
Interest expense	—	(74,863)	(4)	(9)	—	(74,876)
Interest income	—	5	28	24	—	57
Tax receivable agreement liability adjustment	—	(12,947)	—	—	—	(12,947)
Intercompany administrative income	—	34,647	—	—	(34,647)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(20,084)	67,985	(16,301)	—	31,600
Equity in subsidiaries' income	32,288	52,372	—	—	(84,660)	—
Income (loss) before
benefit for income taxes	32,288	32,288	67,985	(16,301)	(84,660)	31,600
Benefit for income taxes	—	—	(232)	(456)	—	(688)
Net income (loss)	$32,288	$32,288	$68,217	$(15,845)	$(84,660)	$32,288

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(14,690)	—	(14,690)
Unrealized loss on derivative instruments	—	—	—	(465)	—	(465)
Minimum pension liability for
actuarial loss	—	—	(1,436)	—	—	(1,436)
Total comprehensive income (loss)	$32,288	$32,288	$66,781	$(31,000)	$(84,660)	$15,697

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,287,810	$278,833	$—	$1,566,643
Cost of products sold	—	—	1,039,502	219,340	—	1,258,842
Gross profit	—	—	248,308	59,493	—	307,801
Operating expenses:
Selling, general and
administrative expenses	—	23,931	135,434	64,798	—	224,163
Intercompany administrative
charges	—	—	17,381	6,602	(23,983)	—
Amortization of intangible assets	—	—	16,806	5,334	—	22,140
Total operating expenses	—	23,931	169,621	76,734	(23,983)	246,303
Operating earnings (loss)	—	(23,931)	78,687	(17,241)	23,983	61,498
Foreign currency loss	—	—	—	(992)	—	(992)
Intercompany interest	—	60,442	(56,941)	(3,501)	—	—
Interest expense	—	(71,234)	(32)	(3)	—	(71,269)
Interest income	—	5	30	48	—	83
Tax receivable agreement liability adjustment	—	670	—	—	—	670
Loss on modification or
extinguishment of debt	—	(21,364)	—	—	—	(21,364)
Intercompany administrative income	—	23,983	—	—	(23,983)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(31,429)	21,744	(21,689)	—	(31,374)
Equity in subsidiaries' income (loss)	(31,269)	160	—	—	31,109	—
Income (loss) before provision
(benefit) for income taxes	(31,269)	(31,269)	21,744	(21,689)	31,109	(31,374)
Provision (benefit) for income taxes	—	—	(4,284)	4,179	—	(105)
Net income (loss)	$(31,269)	$(31,269)	$26,028	$(25,868)	$31,109	$(31,269)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(9,681)	—	(9,681)
Unrealized gain on derivative instruments	—	—	—	1,294	—	1,294
Minimum pension liability for
actuarial loss	—	(3,504)	(4,870)	—	—	(8,374)
Total comprehensive income (loss)	$(31,269)	$(34,773)	$21,158	$(34,255)	$31,109	$(48,030)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2013
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,134,455	$231,126	$—	$1,365,581
Cost of products sold	—	—	931,314	175,597	—	1,106,911
Gross profit	—	—	203,141	55,529	—	258,670
Operating expenses:
Selling, general and
administrative expenses	—	22,078	113,058	51,995	—	187,131
Intercompany administrative
charges	—	—	17,292	6,578	(23,870)	—
Amortization of intangible assets	—	—	16,874	3,362	—	20,236
Initial public offering costs	—	23,527	—	—	—	23,527
Total operating expenses	—	45,605	147,224	61,935	(23,870)	230,894
Operating earnings (loss)	—	(45,605)	55,917	(6,406)	23,870	27,776
Foreign currency loss	—	—	—	(1,533)	—	(1,533)
Intercompany interest	—	79,837	(77,725)	(2,112)	—	—
Interest expense	—	(92,019)	(27)	—	—	(92,046)
Interest income	—	8	164	190	—	362
Tax receivable agreement liability adjustment	—	5,167	—	—	—	5,167
Loss on modification or
extinguishment of debt	—	(18,948)	—	—	—	(18,948)
Intercompany administrative income	—	23,870	—	—	(23,870)	—
Loss before equity in
subsidiaries' loss	—	(47,690)	(21,671)	(9,861)	—	(79,222)
Equity in subsidiaries' loss	(79,520)	(31,830)	—	—	111,350	—
Loss before provision
(benefit) for income taxes	(79,520)	(79,520)	(21,671)	(9,861)	111,350	(79,222)
Provision (benefit) for income taxes	—	—	2,926	(2,628)	—	298
Net loss	$(79,520)	$(79,520)	$(24,597)	$(7,233)	$111,350	$(79,520)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(2,937)	—	(2,937)
Minimum pension liability for
actuarial gain	—	2,198	3,861	—	—	6,059
Total comprehensive loss	$(79,520)	$(77,322)	$(20,736)	$(10,170)	$111,350	$(76,398)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$94,692	$(4,944)	$19,677	$—	$109,425
Accounts receivable, net	—	—	172,560	22,605	—	195,165
Inventories:
Raw materials	—	—	58,400	5,602	—	64,002
Work in process	—	—	23,126	2,193	—	25,319
Finished goods	—	—	47,946	13,136	—	61,082
Total inventory	—	—	129,472	20,931	—	150,403
Prepaid expenses and other
current assets	—	944	20,310	3,393	—	24,647
Deferred income taxes	—	—	11,255	6	—	11,261
Total current assets	—	95,636	328,653	66,612	—	490,901
Investments in subsidiaries	(76,813)	(245,265)	—	—	322,078	—
Property and Equipment, at cost:
Land	—	—	7,436	739	—	8,175
Buildings and improvements	—	—	61,883	4,438	—	66,321
Machinery and equipment	—	4,813	364,093	16,844	—	385,750
	—	4,813	433,412	22,021	—	460,246
Less accumulated depreciation	—	(1,755)	(288,542)	(8,946)	—	(299,243)
Total property and equipment, net	—	3,058	144,870	13,075	—	161,003
Other Assets:
Intangible assets, net	—	—	112,173	16,211	—	128,384
Goodwill	—	—	449,366	28,373	—	477,739
Intercompany note receivable	—	1,104,510	—	—	(1,104,510)	—
Other	—	24,163	3,714	—	—	27,877
Total other assets	—	1,128,673	565,253	44,584	(1,104,510)	634,000
	$(76,813)	$982,102	$1,038,776	$124,271	$(782,432)	$1,285,904

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$235	$60,655	$13,606	$—	$74,496
Accrued expenses	—	24,512	113,051	15,399	—	152,962
Current portion of payable to related
parties pursuant to tax receivable agreement	—	3,005	—	—	—	3,005
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	32,052	173,706	29,005	—	234,763
Deferred income taxes	—	—	17,470	3,917	—	21,387
Intercompany note payable	—	—	1,002,447	102,063	(1,104,510)	—
Long-term portion of payable to related
parties pursuant to tax receivable agreement	—	20,811	—	—	—	20,811
Other long-term liabilities	—	11,189	75,911	3,793	—	90,893
Long-term debt	—	994,863	—	—	—	994,863
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	681	681	—	—	(681)	681
Additional paid-in-capital	749,296	749,296	370,180	31,611	(1,151,087)	749,296
(Accumulated deficit) retained earnings	(790,224)	(790,224)	(584,964)	(25,546)	1,400,734	(790,224)
Accumulated other
comprehensive loss	(36,566)	(36,566)	(15,974)	(20,572)	73,112	(36,566)
Total stockholder's deficit	(76,813)	(76,813)	(230,758)	(14,507)	322,078	(76,813)
	$(76,813)	$982,102	$1,038,776	$124,271	$(782,432)	$1,285,904

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$23,555	$(5,845)	$15,452	$—	$33,162
Accounts receivable, net	—	—	153,791	33,888	—	187,679
Inventories:
Raw materials	—	—	65,772	10,695	—	76,467
Work in process	—	—	32,653	1,725	—	34,378
Finished goods	—	—	54,415	14,653	—	69,068
Total inventory	—	—	152,840	27,073	—	179,913
Prepaid expenses and other
current assets	—	1,044	25,840	4,924	—	31,808
Deferred income taxes	—	—	7,680	—	—	7,680
Total current assets	—	24,599	334,306	81,337	—	440,242
Investments in subsidiaries	(96,668)	(64,046)	—	—	160,714	—
Property and Equipment, at cost:
Land	—	—	7,085	882	—	7,967
Buildings and improvements	—	—	60,211	5,447	—	65,658
Machinery and equipment	—	2,794	348,951	16,974	—	368,719
	—	2,794	416,247	23,303	—	442,344
Less accumulated depreciation	—	(2,083)	(271,156)	(8,138)	—	(281,377)
Total property and equipment, net	—	711	145,091	15,165	—	160,967
Other Assets:
Intangible assets, net	—	—	123,333	24,376	—	147,709
Goodwill	—	—	442,233	33,879	—	476,112
Intercompany note receivable	—	953,510	—	—	(953,510)	—
Other	—	26,784	2,761	—	—	29,545
Total other assets	—	980,294	568,327	58,255	(953,510)	653,366
	$(96,668)	$941,558	$1,047,724	$154,757	$(792,796)	$1,254,575

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	—	$239	$66,452	$17,473	$—	$84,164
Accrued expenses	—	19,907	110,290	17,128	—	147,325
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	24,446	176,742	34,601	—	235,789
Deferred income taxes	—	—	14,719	6,087	—	20,806
Intercompany note payable	—	—	844,258	109,252	(953,510)	—
Payable to related parties pursuant to
tax receivable agreement	—	10,917	—	—	—	10,917
Other long-term liabilities	—	13,946	76,923	3,945	—	94,814
Long-term debt	—	988,917	—	—	—	988,917
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	679	679	—	—	(679)	679
Additional paid-in-capital	745,140	745,140	602,801	16,010	(1,363,951)	745,140
(Accumulated deficit) retained earnings	(822,512)	(822,512)	(653,181)	(9,701)	1,485,394	(822,512)
Accumulated other
comprehensive loss	(19,975)	(19,975)	(14,538)	(5,437)	39,950	(19,975)
Total stockholder's (deficit) equity	(96,668)	(96,668)	(64,918)	872	160,714	(96,668)
	$(96,668)	$941,558	$1,047,724	$154,757	$(792,796)	$1,254,575

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2015
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$32,288	$32,288	$68,217	$(15,845)	$(84,660)	$32,288
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation and amortization expense	—	312	51,079	7,009	—	58,400
Fair-value premium on purchased inventory	—	—	54	—	—	54
Non-cash restructuring costs	—	—	—	704	—	704
Non-cash interest expense, net	—	13,380	—	—	—	13,380
Loss on foreign currency transactions	—	—	—	3,166	—	3,166
Stock based compensation	—	1,960	—	—	—	1,960
Deferred income taxes	—	—	(3,612)	(1,289)	—	(4,901)
Tax receivable agreement liability adjustment	—	12,899	—	—	—	12,899
Reduction in tax uncertainty,
net of valuation allowance	—	—	(199)	—	—	(199)
Equity in subsidiaries' net income	(32,288)	(52,372)	—	—	84,660	—
Other	—	—	(28)	—	—	(28)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(10,949)	6,387	—	(4,562)
Inventories	—	—	27,963	1,958	—	29,921
Prepaid expenses and other
current assets	—	1,165	5,348	216	—	6,729
Accounts payable	—	(4)	(11,712)	1,153	—	(10,563)
Accrued expenses	—	1,682	2,452	(798)	—	3,336
Cash payments on restructuring liabilities	—	—	(201)	(1,444)	—	(1,645)
Other	—	—	(1,624)	—	—	(1,624)
Net cash provided by
operating activities	—	11,310	126,788	1,217	—	139,315
Cash flows from investing
activities:
Acquisitions, net of cash acquired and outstanding checks assumed	—	—	(21,000)	—	—	(21,000)
Capital expenditures	—	(2,848)	(28,181)	(2,831)	—	(33,860)
Proceeds from sale of assets	—	—	85	37	—	122
Net cash used in
investing activities	—	(2,848)	(49,096)	(2,794)	—	(54,738)
Cash flows from financing
activities:
Payments on long-term debt	—	(4,300)	—	—	—	(4,300)
Proceeds from intercompany
investment	—	66,189	(76,791)	10,602	—	—
Proceeds from exercises of employee stock options	—	2,198	—	—	—	2,198
Debt issuance costs paid	—	(1,412)	—	—	—	(1,412)
Net cash provided by (used in)
financing activities	—	62,675	(76,791)	10,602	—	(3,514)
Impact of exchange rate movement
on cash	—	—	—	(4,800)	—	(4,800)
Net increase in cash
and cash equivalents	—	71,137	901	4,225	—	76,263
Cash and cash equivalents at the
beginning of the period	—	23,555	(5,845)	15,452	—	33,162
Cash and cash equivalents at the end
of the period	$—	$94,692	$(4,944)	$19,677	$—	$109,425

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2014
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$(31,269)	$(31,269)	$26,028	$(25,868)	$31,109	$(31,269)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	698	39,399	8,366	—	48,463
Fair-value premium on purchased inventory	—	—	38	—	—	38
Fair-value decrease of contingent acquisition liability	—	—	(264)	—	—	(264)
Non-cash restructuring costs	—	—	—	3,275	—	3,275
Non-cash interest expense, net	—	14,948	—	—	—	14,948
Loss on foreign currency transactions	—	—	—	992	—	992
Non-cash litigation expense	—	—	4,573	—	—	4,573
Loss on modification or
extinguishment of debt	—	21,364	—	—	—	21,364
Stock based compensation	—	2,246	—	—	—	2,246
Deferred income taxes	—	—	(6,638)	4,265	—	(2,373)
Tax receivable agreement liability adjustment	—	(670)	—	—	—	(670)
Increase in tax uncertainty,
net of valuation allowance	—	—	131	—	—	131
Equity in subsidiaries' net loss (income)	31,269	(160)	—	—	(31,109)	—
Other	—	—	(295)	—	—	(295)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(5,087)	(7,025)	—	(12,112)
Inventories	—	—	(25,603)	(1,142)	—	(26,745)
Prepaid expenses and other
current assets	—	(229)	(4,501)	(230)	—	(4,960)
Accounts payable	—	(362)	(13,648)	(3,394)	—	(17,404)
Accrued expenses	—	(4,285)	(4,454)	(1,013)	—	(9,752)
Cash payments on restructuring liabilities	—	—	(1,416)	(3,553)	—	(4,969)
Other	—	—	(449)	—	—	(449)
Net cash provided by (used in)
operating activities	—	2,281	7,814	(25,327)	—	(15,232)
Cash flows from investing
activities:
Acquisitions, net of cash acquired	—	(130,856)	—	—	—	(130,856)
Capital expenditures	—	(160)	(20,918)	(2,583)	—	(23,661)
Proceeds from sale of assets	—	—	167	656	—	823
Net cash used in
investing activities	—	(131,016)	(20,751)	(1,927)	—	(153,694)
Cash flows from financing
activities:
Proceeds from long-term debt	—	1,067,725	—	—	—	1,067,725
Payments on long-term debt	—	(855,225)	—	—	—	(855,225)
Proceeds from intercompany
investment	—	(41,033)	12,062	28,971	—	—
Payment of early tender and call premiums	—	(61,142)	—	—	—	(61,142)
Proceeds from exercises of employee stock options	—	1,112	—	—	—	1,112
Debt issuance costs paid	—	(16,947)	—	—	—	(16,947)
Net cash provided by
financing activities	—	94,490	12,062	28,971	—	135,523
Impact of exchange rate movement
on cash	—	—	—	(3,236)	—	(3,236)
Net decrease in cash
and cash equivalents	—	(34,245)	(875)	(1,519)	—	(36,639)
Cash and cash equivalents at the
beginning of the period	—	57,800	(4,970)	16,971	—	69,801
Cash and cash equivalents at the end
of the period	$—	$23,555	$(5,845)	$15,452	$—	$33,162

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2013
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net loss	$(79,520)	$(79,520)	$(24,597)	$(7,233)	$111,350	$(79,520)
Adjustments to reconcile net
loss to cash provided by (used in)
operating activities:
Depreciation and amortization expense	—	453	39,030	6,163	—	45,646
Fair-value premium on purchased inventory	—	—	—	2,015	—	2,015
Fair-value decrease of contingent acquisition liability	—	—	(358)	—	—	(358)
Non-cash restructuring costs	—	—	—	2,864	—	2,864
Non-cash integration charges	—	—	—	3,220	—	3,220
Non-cash interest expense, net	—	12,221	—	—	—	12,221
Loss on foreign currency transactions	—	—	—	1,533	—	1,533
Loss on modification or
extinguishment of debt	—	18,948	—	—	—	18,948
Prepaid management fee write off	—	2,682	—	—	—	2,682
Stock based compensation	—	2,181	—	—	—	2,181
Deferred income taxes	—	—	1,292	(1,724)	—	(432)
Tax receivable agreement liability adjustment	—	(5,167)	—	—	—	(5,167)
Reduction in tax uncertainty,
net of valuation allowance	—	—	(520)	—	—	(520)
Equity in subsidiaries' net loss	79,520	31,830	—	—	(111,350)	—
Other	—	—	56	—	—	56
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(1,237)	7,370	—	6,133
Inventories	—	—	(15,904)	5,802	—	(10,102)
Prepaid expenses and other
current assets	—	(2,951)	(5,791)	(138)	—	(8,880)
Accounts payable	—	347	3,925	(16,715)	—	(12,443)
Accrued expenses	—	11,304	4,788	8,186	—	24,278
Payment of advisory termination fee to affiliate	—	(18,852)	—	—	—	(18,852)
Cash payments on restructuring liabilities	—	—	(1,413)	(2,181)	—	(3,594)
Other	—	(69)	399	3,068	—	3,398
Net cash provided by (used in)
operating activities	—	(26,593)	(330)	12,230	—	(14,693)
Cash flows from investing
activities:
Acquisitions, net of cash acquired	—	(97,200)	—	—	—	(97,200)
Capital expenditures	—	(1,061)	(21,494)	(3,339)	—	(25,894)
Proceeds from sale of assets	—	—	102	—	—	102
Net cash used in
investing activities	—	(98,261)	(21,392)	(3,339)	—	(122,992)
Cash flows from financing
activities:
Payments on long-term debt	—	(148,000)	—	—	—	(148,000)
Payments on previous revolver credit facility	—	(15,000)	—	—	—	(15,000)
Proceeds from intercompany
investment	—	(21,855)	21,059	796	—	—
Payment of early tender premium	—	(8,520)	—	—	—	(8,520)
Net proceeds from issuance of common stock	—	353,756	—	—	—	353,756
Proceeds from exercises of employee stock options	—	197	—	—	—	197
Debt issuance costs paid	—	(1,256)	—	—	—	(1,256)
Net cash provided by
financing activities	—	159,322	21,059	796	—	181,177
Impact of exchange rate movement
on cash	—	—	—	(885)	—	(885)
Net increase (decrease) in cash
and cash equivalents	—	34,468	(663)	8,802	—	42,607
Cash and cash equivalents at the
beginning of the period	—	23,332	(4,307)	8,169	—	27,194
Cash and cash equivalents at the end
of the period	$—	$57,800	$(4,970)	$16,971	$—	$69,801

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2015 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Management of the Company (Ply Gem Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company’s management used the criteria set forth in the framework in the Internal Control - Integrated Framework ("2013 Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation conducted under the framework in “Internal Control-Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Ply Gem Holdings, Inc. and Subsidiaries

We have audited Ply Gem Holdings, Inc.'s (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity (deficit), and cash flows for the year ended December 31, 2015, and our report dated March 14, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Raleigh, North Carolina
March 14, 2016

Item 9B.   OTHER INFORMATION

Not Applicable

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained under the following headings, "Corporate Governance", "Nominees for the Board of Directors", "Class II Directors", "Class III Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders (the “2016 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference.

Item 11.     EXECUTIVE COMPENSATION

The information contained under the heading “Executive Compensation” in our 2016 Proxy Statement is incorporated herein by reference.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and "Securities Authorized for Issuance Under equity Compensation Plans" in our 2016 Proxy Statement is incorporated herein by reference.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2016 Proxy Statement is incorporated herein by reference.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2016 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1. Consolidated Financial Statements

The list of consolidated financial statements and related notes, together with the reports of KPMG LLP and Ernst & Young, LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K and are hereby incorporated by reference.

2. Schedule II Valuation and Qualifying Accounts -	Page 128

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
Date: March 14, 2016

	By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Chairman of the Board

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. Robinette	President, Chief Executive Officer, and Chairman of the Board	March 14, 2016
Gary E. Robinette	(Principal Executive Officer)

/s/ Shawn K. Poe	Executive Vice President, Chief Financial Officer,	March 14, 2016
Shawn K. Poe	and Secretary (Principal Financial and Accounting Officer)

/s/ Frederick J. Iseman	Lead Director	March 14, 2016
Frederick J. Iseman

/s/ Michael P. Haley	Director	March 14, 2016
Michael P. Haley

/s/ Jeffrey T. Barber	Director	March 14, 2016
Jeffrey T. Barber

/s/ Mary K. Rhinehart	Director	March 14, 2016
Mary K. Rhinehart

/s/ Janice E. Stipp	Director	March 14, 2016
Janice E. Stipp

/s/ Timothy T. Hall	Director	March 14, 2016
Timothy T. Hall

/s/ John Forbes	Director	March 14, 2016
John Forbes

/s/ Joost F. Thesseling	Director	March 14, 2016
Joost F. Thesseling

EXHIBIT INDEX

Exhibit Number		Description
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

3.1		Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

3.2		Certificate of Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference from Exhibit 3.1 to the Company's Form 10-Q, dated August 10, 2015 (File No. 001-35930)).

3.3		Amended and Restated By-laws (incorporated by reference from Exhibit 3.2 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

3.4		Certificate of Amendment to the Amended and Restated By-Laws (incorporated by reference from Exhibit 3.1 to the Company's Form 8-k, dated May 13, 2015 (File No. 001-35930)).

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
Letter to John C. Wayne, dated as of December 31, 2014, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.8 to the Company’s Form 10-K dated March 13, 2015 (File No. 001-35930)).

10.9	*	Letter to John C. Wayne, dated as of December 31, 2015, regarding Renewal of Amended and Restated Retention Agreement.

10.10	*
Amended and Restated Retention Agreement with John Buckley, dated as of December 31, 2008 (incorporated by reference from exhibit 10.21 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.11	*
Letter to John Buckley, dated as of December 31, 2014, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.10 to the Company’s Form 10-K dated March 13, 2015 (File No. 001-35930)).

10.12	*	Letter to John Buckley, dated as of December 31, 2015, regarding Renewal of Amended and Restated Retention Agreement.

10.13	*
Amended and Restated Retention Agreement with David Schmoll, dated as of December 31, 2008 (incorporated by reference from exhibit 10.17 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.14	*
Letter to David Schmoll, dated as of December 31, 2014, regarding Renewal and Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.12 to the Company’s Form 10-K dated March 13, 2015 (File No. 001-35930)).

10.15	*	Letter to David Schmoll, dated as of December 31, 2015, regarding Renewal of Amended and Restated Retention Agreement.

10.16	*	Employment Agreement with Gary E. Robinette, dated as of August 14, 2006. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).

10.17	*
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

10.19	*	Retention Bonus Award letter to Gary E. Robinette, dated as of March 11, 2015 (incorporated by reference from Exhibit 10.16 to the Company’s Form 10-K dated March 13, 2015 (File No. 001-35930)).

10.20	*
Amended and Restated Retention Agreement with Shawn K. Poe, dated as of November 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, dated November 10, 2008 (File No. 333-114041-07)).

10.21	*
Letter to Shawn K. Poe, dated as of December 31, 2014, regarding Renewal of Amended and Restated Retention Agreement (incorporated by reference from Exhibit 10.18 to the Company’s Form 10-K dated March 13, 2015 (File No. 001-35930)).

10.22	*	Retention Bonus Award letter to Shawn K. Poe, dated as of November 11, 2011 (incorporated by reference from Exhibit 10.29 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.23	*	Retention Bonus Award letter to Shawn K. Poe, dated as of March 11, 2015 (incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K dated March 13, 2015 (File No. 001-35930)).

10.24	*	Letter to Shawn K. Poe, dated as of December 31, 2015, regarding Renewal of Amended and Restated Retention Agreement.

10.25	*
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

10.28
Tax Receivable Agreement, dated as of May 22, 2013, by and among Ply Gem Holdings, Inc. and the Tax Receivable Entity (incorporated by reference from Exhibit 10.3 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.29
Third Amended and Restated Tax Sharing Agreement, dated as of May 23, 2013, between Ply Gem Holdings, Inc. and Ply Gem Industries, Inc. (incorporated by reference from Exhibit 10.4 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.30
Termination Agreement, dated as of May 29, 2013, between Ply Gem Industries, Inc. and CxCIC LLC (incorporated by reference from Exhibit 10.5 to the Company’s Form 8-K, dated May 29, 2013 (File No. 001-35930)).

10.31
Form of Transfer Restriction Agreement between Ply Gem Holdings, Inc. and the stockholder party thereto (incorporated by reference from Exhibit 10.48 to Amendment No. 5 to the Company’s Registration Statement on Form S-1, dated May 13, 2013 (File No. 333-167193)).

10.32	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.40 to Amendment No. 5 to the Company's Registration Statement on Form S-1, dated May 13, 2013 (File No. 333-167193)).

10.33
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

10.34
Amendment to Amended and Restated Credit Agreement, dated as of April 7, 2014, by and among Ply Gem Industries, Inc., Ply Gem Canada, Inc., Gienow Canada Inc. and Mitten Inc., UBS AG, Stamford Branch, as U.S. Administrative Agent, and UBS AG Canada Branch, as Canadian Administrative Agent. (incorporated by reference from Exhibit 10.2 to the Company's Form 10-Q dated May 12, 2014 (File No. 001-35930)).

10.35
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

10.36
Credit Agreement, dated as of January 30, 2014, by and among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., the Lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, dated January 30, 2014 (File No. 001-35930)).

10.37
Second Amended and Restated Credit Agreement, dated as of November 5, 2015, by and among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Gienow Canada, Inc., Mitten, Inc., the other borrowers named therein, each Lender from time to time party thereto, UBS AG, Stamford Branch, as U.S. Administrative Agent, as U.S. Collateral Agent, as U.S. Swing Line Lender and a U.S. L/C Issuer, Wells Fargo Capital Finance, LLC, as Co-Collateral Agent, Wells Fargo Bank, National Association, as a U.S. L/C Issuer, UBS AG Canada Branch, as Canadian Administrative Agent, as Canadian Collateral Agent, as Canadian Swing Line Lender, and as a Canadian L/C Issuer, Credit Suisse AG Cayman Islands Branch, as a U.S. L/C Issuer, Credit Suisse AG, Toronto Branch, as a Canadian L/C Issuer, UBS Securities LLC, as Joint Lead Arranger and Joint Bookrunner, and Wells Fargo Capital Finance, LLC, as Syndication Agent, Joint Lead Arranger and Joint Bookrunner (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, dated November 5, 2015 (File No. 001-35930)).

21.1	List of Subsidiaries.

23.1	Consent of KPMG LLP, independent registered public accounting firm.

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following financial statements from the Annual Report on Form 10-K for the fiscal year ended December 31, 2015, were formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive (Loss) Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholder's Equity (Deficit) and Comprehensive Income (Loss); and (vi) Notes to Consolidated Financial Statements.

* Management Agreement

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
December 31, 2015

(Amounts in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible accounts written off, net of recoveries	Balance at End of Year
Year ended December 31, 2015
Allowance for doubtful accounts and sales allowances............	$4,164	$1,419	$19	$(2,014)	$3,588

Year ended December 31, 2014
Allowance for doubtful accounts and sales allowances............	$4,453	$961	$—	$(1,250)	$4,164

Year ended December 31, 2013
Allowance for doubtful accounts and sales allowances............	$3,584	$1,998	$—	$(1,129)	$4,453

See accompanying report of independent registered public accounting firm.