Form 10-Q
period 2016-04-02
PLY GEM HOLDINGS INC
filed 2016-05-09
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016
or
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

As of May 9, 2016, there were 68,143,681 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED April 2, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	50

Signatures		51

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	April 2, 2016	April 4, 2015
Net sales	$408,614	$376,048
Cost of products sold	321,913	315,767
Gross profit	86,701	60,281
Operating expenses:
Selling, general and administrative expenses	70,735	68,132
Amortization of intangible assets	6,390	6,199
Total operating expenses	77,125	74,331
Operating earnings (loss)	9,576	(14,050)
Foreign currency gain (loss)	584	(934)
Interest expense	(18,692)	(19,093)
Interest income	10	9
Loss on modification or extinguishment of debt	(2,399)	—
Tax receivable agreement liability adjustment	(18,150)	(17,185)
Loss before benefit from income taxes	(29,071)	(51,253)
Benefit from income taxes	(1,494)	(2,394)
Net loss	$(27,577)	$(48,859)
Comprehensive loss	$(24,524)	$(54,210)

Basic and diluted net loss per share attributable to common shareholders	$(0.40)	$(0.72)

Basic and diluted weighted average shares outstanding	68,127,491	67,923,707

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	April 2, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$34,341	$109,425
Accounts receivable, less allowances of $3,477 and $3,588, respectively	204,159	195,165
Inventories:
Raw materials	69,335	64,002
Work in process	24,469	25,319
Finished goods	67,602	61,082
Total inventory	161,406	150,403
Prepaid expenses and other current assets	24,200	24,647
Deferred income taxes	14,202	11,261
Total current assets	438,308	490,901
Property and Equipment, at cost:
Land	8,222	8,175
Buildings and improvements	67,177	66,321
Machinery and equipment	392,127	385,750
Total property and equipment	467,526	460,246
Less accumulated depreciation	(305,749)	(299,243)
Total property and equipment, net	161,777	161,003
Other Assets:
Intangible assets, net	122,957	128,384
Goodwill	479,549	477,739
Other	8,262	8,545
Total other assets	610,768	614,668
	$1,210,853	$1,266,572
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$73,793	$74,496
Accrued expenses	117,263	152,962
Current portion of payable to related parties pursuant to tax receivable agreement	3,005	3,005
Current portion of long-term debt	4,300	4,300
Total current liabilities	198,361	234,763
Deferred income taxes	24,642	21,387
Long-term portion of payable to related parties pursuant to tax receivable agreement	38,961	20,811
Other long-term liabilities	89,770	90,893
Long-term debt, less current portion	960,120	975,531

Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 68,127,491 issued and outstanding	681	681
Additional paid-in-capital	749,633	749,296
Accumulated deficit	(817,801)	(790,224)
Accumulated other comprehensive loss	(33,514)	(36,566)
Total stockholders' deficit	(101,001)	(76,813)
	$1,210,853	$1,266,572

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the three months ended
	April 2, 2016	April 4, 2015
Cash flows from operating activities:
Net loss	$(27,577)	$(48,859)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	14,030	14,821
Non-cash restructuring costs	566	46
Non-cash interest expense, net	3,416	3,419
(Gain) loss on foreign currency transactions	(584)	934
Loss on modification or extinguishment of debt	2,399	—
Stock based compensation	337	586
Deferred income taxes	65	1,019
Tax receivable agreement liability adjustment	18,150	17,185
Increase in tax uncertainty, net of valuation allowance	62	73
Other	138	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	(9,134)	(5,964)
Inventories	(10,978)	469
Prepaid expenses and other assets	(255)	4,793
Accounts payable	(875)	(7,801)
Accrued expenses	(37,775)	(39,757)
Cash payments on restructuring liabilities	(668)	(473)
Other	137	(1,469)
Net cash used in operating activities	(48,546)	(60,991)
Cash flows from investing activities:
Capital expenditures	(7,732)	(7,071)
Proceeds from sale of assets	76	25
Net cash used in investing activities	(7,656)	(7,046)
Cash flows from financing activities:
Net revolver borrowings	10,000	60,000
Payments on long-term debt	(31,075)	(1,075)
Proceeds from exercises of employee stock options	—	182
Net cash provided by (used in) financing activities	(21,075)	59,107
Impact of exchange rate movements on cash	2,193	(1,788)
Net decrease in cash and cash equivalents	(75,084)	(10,718)
Cash and cash equivalents at the beginning of the period	109,425	33,162
Cash and cash equivalents at the end of the period	$34,341	$22,444

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2015 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2016 through April 2, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended April 2, 2016 and April 4, 2015, the condensed consolidated statements of cash flows for the three months ended April 2, 2016 and April 4, 2015, and the condensed consolidated balance sheets as of April 2, 2016 and December 31, 2015.

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

Reclassifications
Due to the adoption of ASU No. 2015-03, Interest-Imputation of Interest, certain balance sheet amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year, with no effect on net income (loss), accumulated deficit, or net cash provided by/used in operating, investing, and financing activities. Refer to Note 5, Long-Term Debt, for the presentation impact on net debt.

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

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $3.5 million at April 2, 2016 and $3.6 million at December 31, 2015.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or market and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of April 2, 2016, the Company had inventory purchase commitments of approximately $52.9 million.

Inventory reserves were approximately $9.0 million at April 2, 2016, increasing during the three months ended April 2, 2016 by $0.7 million compared to the December 31, 2015 reserve balance of approximately $8.3 million.

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

Intangible Assets, Goodwill and Other Long-lived Assets

Acquisitions

On May 29, 2015, Ply Gem completed an acquisition for cash consideration of approximately $21.0 million to acquire substantially all of the assets of Canyon Stone Inc. ("Canyon Stone"), a manufacturer and distributor of stone veneer and accessories in the United States. Canyon Stone has manufacturing facilities in Olathe, Kansas and Youngsville, North Carolina. The purchase agreement also includes contingent consideration in the form of potential earn-out payments of up to $1.0 million based on Canyon Stone's earnings for fiscal years 2015 through 2017. This acquisition expanded the Company's stone veneer manufacturing footprint across the United States as it complements the existing Ply Gem Stone manufacturing facility in Middleburg, Pennsylvania. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Canyon Stone based upon fair values as of the acquisition date.
Since the acquisition was completed on May 29, 2015, the final acquisition accounting allocation remains subject to further adjustments. The specific accounts subject to ongoing purchase accounting adjustments include accounts receivable, inventories, prepaid expenses and other current assets, property and equipment, goodwill, intangibles, accounts payable, accrued expenses, and other liabilities. Therefore, the measurement date remains open as of April 2, 2016, and the preliminary acquisition accounting allocation detailed below is subject to adjustment. The Company anticipates completing these acquisition accounting adjustments during 2016.
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
$21,000
The $7.6 million of goodwill was allocated to the Siding, Fencing and Stone segment and the goodwill is expected to be deductible for tax purposes. The Company has recognized a liability of approximately $0.8 million as the estimated acquisition date fair value of the earn-out as of April 2, 2016 and December 31, 2015. This amount is included within other long-term liabilities in the condensed consolidated balance sheets. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings in the period of change.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“U.S. Windows”), (iii) the combined Simonton windows companies in the Windows and Doors segment, (iv) Gienow Canada Inc. ("Gienow Canada") (a combined Western Canadian company created by the January 2014 amalgamation of the Company's legacy Western Canadian business and the Gienow entity acquired in April 2013) in the Windows and Doors segment, and (v) Mitten in the Siding, Fencing and Stone segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three months ended April 2, 2016.

Goodwill and other intangible assets

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives and are assessed for impairment as necessary.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three months ended April 2, 2016 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $20.9 million and $22.2 million as of April 2, 2016 and December 31, 2015, respectively, and have been recorded within long-term debt ($18.2 million at April 2, 2016 and $19.3 million at December 31, 2015) and other non-current assets ($2.7 million at April 2, 2016 and $2.9 million at December 31, 2015) in the accompanying condensed consolidated balance sheets. The debt issuance costs included in other long term assets relate to the ABL Facility. Amortization of debt issuance costs for the three months ended April 2, 2016 and April 4, 2015 was approximately $0.8 million and $0.8 million, respectively. Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Tax receivable agreement ("TRA") liability

As a result of the Company’s full tax valuation allowance position, the Company’s methodology for calculating the TRA liability considers expectations regarding (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the three months ended April 2, 2016, the Company estimated its projected taxable income for the full year ending December 31, 2016 based on the Company’s estimates. However, the Company’s methodology to estimate the TRA liability excludes forecasts for fiscal years subsequent to 2016 because such future forecasts and projections cannot be relied upon based on the negative evidence from the Company’s three year cumulative loss position. For fiscal year 2016, the Company estimated to be in a taxable income position; however, this taxable income estimate was currently not sufficient to outweigh the negative evidence or alleviate the Company’s three year cumulative loss position. In addition to projecting the Company’s current year taxable income estimate, the Company considered the reversals of deferred tax assets and deferred tax liabilities.

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

The Company recorded a gain from foreign currency transactions of approximately $0.6 million for the three months ended April 2, 2016 and a loss of approximately $0.9 million for the three months ended April 4, 2015. During the three months ended April 2, 2016 accumulated other comprehensive income (loss) included a currency translation gain of approximately $4.8 million and a loss of approximately $7.5 million for the three months ended April 4, 2015.

Derivative Financial Instruments
As of April 2, 2016, the Company had entered into a foreign currency forward contract agreements to hedge approximately $27.8 million of its 2016 non-functional currency inventory purchases to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar.
The Company has designated these forward contracts as cash flow hedges. As a cash flow hedge, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. These forward contract agreements are highly correlated to the changes in foreign currency rates to which the Company is exposed. Unrealized gains and losses on these agreements are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of cost of goods sold. Future realized gains and losses in connection with each inventory purchase will be reclassified from accumulated other comprehensive income or loss to cost of goods sold.

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
The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of April 2, 2016, approximately $0.9 million of the deferred net liability on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified to cost of goods sold during the next four months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions. During the three months ended April 2, 2016, the Company recognized $0.4 million within earnings as a reduction of cost of goods sold in the condensed consolidated statement of operations. During the three months ended April 4, 2015, the Company recognized $1.1 million within earnings as a reduction of cost of goods sold in the condensed consolidated statement of operations.
The fair value of the foreign currency forward contract agreements are estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded asset and liability included in the accompanying condensed consolidated balance sheets is as follows:

(Amounts in thousands)	April 2, 2016	December 31, 2015
Foreign currency hedge included in other current assets/(liabilities)	$(891)	$829

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

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$650,000	$635,375	$635,375	$—	$—
Term Loan Facility	391,400	380,637	—	380,637	—
As of April 2, 2016:	$1,041,400	$1,016,012	$635,375	$380,637	$—
Liabilities:
Senior Notes-6.50%	$650,000	$585,000	$585,000	$—	$—
Term Loan Facility	422,475	411,913	—	411,913	—
As of December 31, 2015	$1,072,475	$996,913	$585,000	$411,913	$—

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

The Company was in a net loss position for the three months ended April 2, 2016 and April 4, 2015 and therefore the impact of stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share for those specific periods, as the inclusion of such amounts would be anti-dilutive.

The computation of the dilutive effect of other potential common shares excluded options and unvested restricted stock representing approximately 0.1 million shares of common stock for the three months ended April 2, 2016. The computation of the dilutive effect of other potential common shares excluded options and unvested restricted stock representing approximately 0.1 million shares of common stock for the three months ended April 4, 2015.

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The amendments in this updated guidance include changes to simplify the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is in the process of evaluating the potential impacts of this new guidance on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net). This update provides guidance on recording revenue on a gross basis versus a net basis based on the determination of whether an entity is a principal or an agent when another party is involved in providing goods or services to a customer. The amendments in this update affect the guidance in ASU No. 2014-09 and are effective in the same timeframe as ASU No. 2014-09 as discussed below.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2015 and no impairment indicators which would trigger an interim impairment test during the three months ended April 2, 2016. However, the Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets or the Company's market capitalization could result in goodwill impairments.

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

The reporting unit goodwill balances were as follows as of April 2, 2016 and December 31, 2015:

(Amounts in thousands)
	April 2, 2016	December 31, 2015
Siding, Fencing and Stone	$349,185	$347,958
Windows and Doors	130,364	129,781
	$479,549	$477,739

The changes in the goodwill balances from December 31, 2015 to April 2, 2016 relate to currency translation. A goodwill rollforward for 2016 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of December 31, 2015
Goodwill	$457,554	$470,185
Accumulated impairment losses	(327,773)	(122,227)
	$129,781	$347,958
Currency translation adjustments	583	1,227
Balance as of April 2, 2016
Goodwill	458,137	471,412
Accumulated impairment losses	(327,773)	(122,227)
	$130,364	$349,185

3.   INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of April 2, 2016 and December 31, 2015:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of April 2, 2016:
Patents	14	$12,770	$(11,372)	$1,398
Trademarks/Tradenames	12	117,271	(77,917)	39,354
Customer relationships	13	225,517	(144,994)	80,523
Other	5	5,367	(3,685)	1,682
Total intangible assets	12	$360,925	$(237,968)	$122,957

As of December 31, 2015:
Patents	14	$12,770	$(11,136)	$1,634
Trademarks/Tradenames	12	116,965	(76,249)	40,716
Customer relationships	13	217,709	(133,532)	84,177
Other	5	5,360	(3,503)	1,857
Total intangible assets	12	$352,804	$(224,420)	$128,384

Amortization expense for the three months ended April 2, 2016 and April 4, 2015 was $6.4 million and $6.2 million, respectively. Estimated amortization expense for the fiscal years 2016 through 2020 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2016 (remainder of year)	$18,481
2017	20,893
2018	20,058
2019	15,993
2020	11,361

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive loss, net of tax is comprised of the following:

(Amounts in thousands)	For the three months ended
	April 2, 2016	April 4, 2015
Net loss	$(27,577)	$(48,859)
Foreign currency translation adjustment	4,773	(7,453)
Unrealized gain (loss) on derivative instruments	(1,720)	2,102
Comprehensive loss	$(24,524)	$(54,210)

5.   LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at April 2, 2016 and December 31, 2015 consists of the following:

(Amounts in thousands)
	April 2, 2016	December 31, 2015
Senior secured asset based revolving credit facility	$10,000	$—
Term Loan due 2021, net of unamortized early tender premium,
discount, and debt issuance costs of $31,294 and $35,106, respectively	360,106	387,369
6.50% Senior notes due 2022, net of unamortized early tender premium,
discount, and debt issuance costs of $55,686 and $57,538, respectively	594,314	592,462
	$964,420	$979,831
Less current portion of long-term debt	(4,300)	(4,300)
	$960,120	$975,531

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

6.50% Senior Notes due 2022

On January 30, 2014, Ply Gem Industries issued $500.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the "6.50% Senior Notes") at par. On September 19, 2014, Ply Gem Industries issued an additional $150.0 million aggregate principal amount of 6.50% Senior Notes (the "Senior Tack-on Notes") at an issue price of 93.25%. Interest accrues at 6.50% per annum and is paid semi-annually on February 1 and August 1 of each year. All issued and outstanding 6.50% Senior Notes are registered under the Securities Act. The 6.50% Senior Notes will mature on February 1, 2022.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of April 2, 2016, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 7.24% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2015, the Company's consolidated senior secured debt ratio was 1.97 and as a result no excess cash flow payment under the Term Loan Facility was required. However, the Company elected on March 10, 2016 to voluntarily prepay $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness.

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

Senior Secured Asset Based Revolving Credit Facility due 2020

On November 5, 2015, Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Gienow Canada Inc., and Mitten Inc. (together with Gienow, the “Canadian Borrowers”) entered into a second amended and restated credit agreement governing the ABL Facility. Among other things, the second amendment and restatement of the credit agreement governing the ABL Facility: (i) increased the overall facility to $350.0 million from $300.0 million, (ii) established an accordion feature of $50.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.25% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) extended the maturity until November 5, 2020. Under the ABL Facility, $300.0 million is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers. The following summary describes the ABL Facility after giving effect to the second amendment and restatement. As a result of the November 2015 ABL Facility amendment in which the loan syndication consisted of previous members who either maintained or increased their position as well as new syndication members, the Company capitalized new debt issuance costs of $1.5 million and will amortize these costs through 2020.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of April 2, 2016, the Company’s interest rate on the ABL Facility was approximately 1.89%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of April 2, 2016, Ply Gem Industries had approximately $329.4 million of contractual availability and approximately $208.4 million of borrowing base availability under the ABL Facility, reflecting $10.0 million of borrowings outstanding and approximately $10.6 million of letters of credit and priority payables reserves.

Loss on debt modification or extinguishment

During March 2016, the Company made a voluntarily prepayment of $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the Term Loan Facility. The Company performed an analysis to determine the proper accounting treatment for this voluntary prepayment by evaluating the change in cash flows and determined that there were no changes in the creditors as a result of the prepayment. Consequently, the Company recognized a loss on debt modification or extinguishment of approximately $2.4 million for the three months ended April 2, 2016 reflecting the proportionate write-off of the related debt discount and debt issuance costs associated with the $30.0 million payment, as summarized in the table below.

(Amounts in thousands)	For the three months ended
	April 2, 2016	April 4, 2015
Loss on modification of debt:
Term Loan Facility unamortized discount	$1,915	—
Term Loan Facility unamortized debt issuance costs	484	—
	2,399	—
Total loss on modification or extinguishment of debt	$2,399	$—

6.   PENSION PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended
	April 2, 2016	April 4, 2015
Service cost	$—	$—
Interest cost	486	502
Expected return on plan assets	(545)	(577)
Amortization of loss	354	296
Net periodic benefit expense	$295	$221

7.   COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification staobligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets of approximately $1.6 million and $1.8 million at April 2, 2016 and December 31, 2015, respectively.  As of April 2, 2016 and December 31, 2015, the Company has recorded liabilities related to these indemnifications of approximately $0.5 million and $0.5 million, respectively, in current liabilities and $1.1 million and $1.3 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	April 2, 2016	December 31, 2015
Product claim liabilities	$138	$138
Multi-employer pension plan withdrawal liability	884	960
Other	531	664
	$1,553	$1,762

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of April 2, 2016 and December 31, 2015, warranty liabilities of approximately $17.1 million and $16.6 million, respectively, have been recorded in current liabilities and approximately $60.4 million and $59.9 million, respectively, have been recorded in long term liabilities.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended
(Amounts in thousands)	April 2, 2016	April 4, 2015
Balance, beginning of period	$76,562	$84,423
Warranty expense during period	5,512	5,027
Settlements made during period	(4,613)	(5,169)
Balance, end of period	$77,461	$84,281

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

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc., entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at April 2, 2016 and December 31, 2015.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc. Notwithstanding this indemnity, however, under applicable Federal and State laws, MW, and the Company as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the Company’s ability to seek indemnification from U.S. Industries, Inc. is limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of April 2, 2016, no recovery has been recognized on the Company’s condensed consolidated balance sheet, but the Company will actively pursue this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene (TCE)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy has responded to this request for information. Given the preliminary stage of this matter, the Company has not recorded a liability for this matter in its condensed consolidated balance sheet as of April 2, 2016. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify the Company with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.

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

As a result of the Vinyl Clad Settlement Agreement, the Company recognized a $5.0 million expense during the year ended December 31, 2014 within selling, general, and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss) in the Company's Windows and Doors segment. It is possible that the Company may incur costs in excess of the recorded amounts; however, the Company currently expects that the total net cost will not exceed $5.0 million. As of April 2, 2016, approximately $1.5 million of this liability is currently outstanding with $0.7 million as a current liability within accrued expenses and $0.8 million as a noncurrent liability within other long-term liabilities in the Company’s condensed consolidated balance sheet.

In Anthony Pagliaroni et al. v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by Mastic Home Exteriors, Inc. (“MHE”). The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. The hearing regarding plaintiffs’ motion for class certification was held on March 10, 2015, and the District Court denied plaintiffs’ motion for class certification on September 22, 2015. On October, 6, 2015, plaintiffs filed a petition for interlocutory appeal of the denial of class certification to the U.S. Court of Appeals for the First Circuit, and on April 12, 2016, the Court of Appeals denied this petition for appeal. Deceuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify MHE for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. MHE's ability to seek indemnification from Deceuninck is, however, limited by the terms and limits of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.

In The Muhler Company, Inc. v. Ply Gem Prime Holdings, Inc. et al., a lawsuit filed in April 2011 in the United States District Court for the District of South Carolina, Charleston Division, plaintiff alleges unfair competition and trade practices.

The plaintiff seeks a variety of relief, including (i) consequential damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. In April 2013, the District Court granted the Company's motion for summary judgment with respect to the federal Lanham Act claims. In May 2013, the plaintiff filed a notice of appeal to the U.S. Court of Appeals for the Fourth Circuit with respect to the summary judgment granted on the federal Lanham Act claims, and the Fourth Circuit denied interlocutory appeal. With the summary judgment granted on the federal Lanham Act claims, only state unfair competition and trade practices claims remain. In April 2015, the District Court heard arguments on the Company's motion for summary judgment with respect to such claims, and on July 13, 2015, the District Court granted the Company’s motion. On July 27, 2015, the plaintiff filed an appeal with the U.S. Court of Appeals for the Fourth Circuit with respect to the District Court’s ruling, and on February 10, 2016, the U.S. Court of Appeals for the Fourth Circuit affirmed the District Court’s ruling. On February 24, 2016, the plaintiff filed a petition for rehearing, which was denied by the Court of Appeals on March 15, 2016. The damages sought in this action have not yet been quantified.

In re Ply Gem Holdings, Inc. Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s IPO. It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. On February 13, 2015, the defendants filed their motion to dismiss the complaint. On September 29, 2015, the District Court granted defendants’ motion to dismiss, but ruled that plaintiff could file an amended complaint. On November 6, 2015, plaintiff filed an amended complaint, and on January 13, 2016, the defendants filed their motion to dismiss this amended complaint. The District Court has not yet ruled on this motion. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. We believe the purported federal securities class action is without merit and will vigorously defend the lawsuit.

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

Other contingencies

The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of April 2, 2016.

8.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at April 2, 2016 and December 31, 2015:

(Amounts in thousands)	April 2, 2016	December 31, 2015
Insurance	$9,465	$9,347
Employee compensation and benefits	13,781	20,381
Sales and marketing	33,835	50,405
Product warranty	17,119	16,619
Accrued freight	1,519	1,445
Accrued interest	7,150	17,808
Accrued environmental liability	437	430
Accrued pension	647	647
Accrued sales returns and discounts	4,728	3,368
Accrued taxes	5,436	5,575
Litigation accrual	700	700
Other	22,446	26,237
	$117,263	$152,962

Other long-term liabilities consist of the following at April 2, 2016 and December 31, 2015:

(Amounts in thousands)	April 2, 2016	December 31, 2015
Insurance	$1,302	$1,237
Pension liabilities	14,827	15,033
Multi-employer pension withdrawal liability	884	960
Product warranty	60,442	59,943
Long-term product claim liability	138	138
Long-term environmental liability	1,196	1,211
Liabilities for tax uncertainties	2,928	2,866
Litigation accrual	810	829
Other	7,243	8,676
	$89,770	$90,893

Long-term incentive plan

The Company has a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize key employees. During the three months ended April 2, 2016 and April 4, 2015, the Company recognized a LTIP expense of $1.7 million and $0.7 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The LTIP liability was $4.4 million and $5.9 million as of April 2, 2016 and December 31, 2015, respectively, of which $3.4 million and $3.1 million has been recorded within accrued expenses and $1.0 million and $2.8 million in other long-term liabilities in the condensed consolidated balance sheets as of April 2, 2016 and December 31, 2015, respectively.

Other liabilities

During the three months ended April 2, 2016 and April 4, 2015, the Company made approximately $0.7 million and $0.5 million, in cash payments on restructuring liabilities, respectively. These payments were for a restructuring and integration program implemented in Western Canada and general back office centralization efforts incurred as well as product simplification costs incurred for the entire Windows and Doors segment.

9.   INCOME TAXES
Effective tax rate
Under FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluation of possible future events and transactions and may be subjevact to subsequent refinement or revision. The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book income (loss). In addition, we exclude jurisdictions with a projected loss for the year or the year-to-date loss where we cannot recognize a tax benefit from our estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company includes certain items treated as discrete events to arrive at an estimated effective tax rate. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods in accordance with ASC 740-270.
For the three months ended April 2, 2016, the Company's estimated effective income tax rate was approximately 5.4%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, and foreign income taxes. The effective tax rate including discrete items was 5.1%. The tax benefit for the three months ended April 2, 2016 and April 4, 2015 was approximately $1.5 million and $2.4 million, respectively.
Valuation allowance
As of April 2, 2016, a full valuation allowance has been provided against certain deferred tax assets as it is presently deemed more likely than not that the benefit of such net tax assets will not be utilized. All of the Company's subsidiaries, excluding Mitten, are in a full valuation allowance position as of April 2, 2016.
Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company currently has book goodwill of approximately $28.0 million that is not amortized, which results in a deferred tax liability of approximately $6.9 million at April 2, 2016. Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets. The Company continues to evaluate its ability to realize the net deferred tax assets and its estimates are subject to change.

For the year ending December 31, 2016, the Company may achieve a three-year cumulative income position on a consolidated basis. If the Company achieves this income position during 2016, the Company will evaluate the need for a full, or partial valuation allowance. All of the factors the Company considers in evaluating whether and when to release all or a portion of the deferred tax asset valuation allowance involve significant judgment. For example, there are many different interpretations of "cumulative losses in recent years" which can be used. Also, significant judgment is involved in making projections of future financial and taxable income, since the Company's financial results are significantly dependent upon industry trends, including the new construction and repair and remodeling markets. Most of the markets in which the Company participates are currently in varying states of recovery from the historic downturn experienced in recent years; however, it is not possible to accurately predict whether recovery will continue, and if it does, at what rate and for how long. The Company anticipates any reversal of the valuation allowance during 2016 may favorably impact our results of operations in the period of reversal.
Tax uncertainties
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. Certain income tax returns are currently under examination by various taxing authorities. During the three months ended April 2, 2016, approximately $0.1 million of interest expense was recorded on the remaining uncertain tax positions. The Company made no adjustments to the tax reserves during the three months ended April 2, 2016.
The liability for unrecognized tax benefits as of April 2, 2016 was approximately $2.9 million and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet. The corresponding amount of gross unrecognized tax benefit was approximately $15.9 million. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets related to net operating losses in accordance with ASC 740 in addition to accrued penalties and interest.
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
The Company estimates that the total anticipated amount of future payments under the Tax Receivable Agreement could be up to approximately $100.0 million assuming no material changes in the relevant tax law, that the Company earns sufficient taxable income to utilize the net operating loss carry forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability. Future changes in the Company's full valuation allowance position including the reversal of all or a portion of the Company's valuation allowance could accelerate the expense recognition for the Tax Receivable Agreement liability up to the approximate $100.0 million estimate.

As of April 2, 2016 and December 31, 2015, the Company had a long-term liability of approximately $39.0 million and $20.8 million, respectively, and a current portion of $3.0 million and $3.0 million, respectively for the amount due pursuant to the Tax Receivable Agreement related to NOL carryovers. The Company recognized a $18.2 million and $17.2 million expense for this liability during the three months ended April 2, 2016 and April 4, 2015, respectively.

Other
As of April 2, 2016, the Company has not established U.S. deferred taxes on unremitted earnings of the Company’s foreign subsidiaries. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently reinvested.

10.   STOCK-BASED COMPENSATION

A rollforward of stock options outstanding during the three months ended April 2, 2016 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2016	2,613,793	$13.75	5.22
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—
Balance at April 2, 2016	2,613,793	$13.75	4.96

As of April 2, 2016, 2,334,356 options were 100% vested.  At April 2, 2016, the Company had approximately $1.0 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.65 years.  The Company recorded compensation expense of $0.3 million and $0.5 million for the three months ended April 2, 2016 and April 4, 2015, respectively, related to stock option grants.

Restricted stock

During December 2014, the Company issued an aggregate of 23,944 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares vested over the 2015 calendar period and the Company expensed these items as compensation expense, ratably during 2015. During the three months ended April 4, 2015, the Company expensed approximately $0.1 million related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

During December 2015, the Company issued an aggregate of 25,664 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares will vest over the 2016 calendar year and the Company will expense these items as compensation expense ratably during 2016. During the three months ended April 2, 2016, the Company expensed approximately $0.1 million related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

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

Following is a summary of the Company’s segment information:

	For the three months ended
(Amounts in thousands)	April 2, 2016	April 4, 2015
Net sales
Siding, Fencing and Stone	$176,376	$156,442
Windows and Doors	232,238	219,606
	$408,614	$376,048
Operating earnings (loss)
Siding, Fencing and Stone	$20,374	$10,322
Windows and Doors	(1,250)	(16,408)
Unallocated	(9,548)	(7,964)
	$9,576	$(14,050)

	Total assets as of
	April 2, 2016	December 31, 2015
Total assets
Siding, Fencing and Stone	$672,389	$664,053
Windows and Doors	497,510	498,994
Unallocated	40,954	103,525
	$1,210,853	$1,266,572

12.  RELATED PARTY TRANSACTIONS

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

13.   GUARANTOR/NON-GUARANTOR

The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of April 2, 2016 and December 31, 2015, and for the three months ended April 2, 2016 and April 4, 2015.  The non-guarantor information presented represents our Canadian subsidiaries: Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended April 2, 2016
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$369,514	$39,100	$—	$408,614
Cost of products sold	—	—	289,872	32,041	—	321,913
Gross profit	—	—	79,642	7,059	—	86,701
Operating expenses:
Selling, general and
administrative expenses	—	9,548	49,022	12,165	—	70,735
Intercompany administrative
charges	—	—	7,772	1,673	(9,445)	—
Amortization of intangible assets	—	—	5,360	1,030	—	6,390
Total operating expenses	—	9,548	62,154	14,868	(9,445)	77,125
Operating earnings (loss)	—	(9,548)	17,488	(7,809)	9,445	9,576
Foreign currency gain	—	—	—	584	—	584
Intercompany interest	—	15,933	(15,550)	(383)	—	—
Interest expense	—	(18,691)	—	(1)	—	(18,692)
Interest income	—	2	2	6	—	10
Loss on modification or
extinguishment of debt	—	(2,399)	—	—	—	(2,399)
Tax receivable agreement liability adjustment	—	(18,150)	—	—	—	(18,150)
Intercompany administrative income	—	9,445	—	—	(9,445)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(23,408)	1,940	(7,603)	—	(29,071)
Equity in subsidiaries' income (loss)	(27,577)	(4,169)	—	—	31,746	—
Income (loss) before benefit
for income taxes	(27,577)	(27,577)	1,940	(7,603)	31,746	(29,071)
Benefit for income taxes	—	—	(527)	(967)	—	(1,494)
Net income (loss)	$(27,577)	$(27,577)	$2,467	$(6,636)	$31,746	$(27,577)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	4,773	—	4,773
Unrealized loss on derivative instrument	—	—	—	(1,720)	—	(1,720)
Total comprehensive income (loss)	$(27,577)	$(27,577)	$2,467	$(3,583)	$31,746	$(24,524)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended April 4, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$327,391	$48,657	$—	$376,048
Cost of products sold	—	—	276,444	39,323	—	315,767
Gross profit	—	—	50,947	9,334	—	60,281
Operating expenses:
Selling, general and
administrative expenses	—	7,964	45,905	14,263	—	68,132
Intercompany administrative
charges	—	—	8,755	1,150	(9,905)	—
Amortization of intangible assets	—	—	5,061	1,138	—	6,199
Total operating expenses	—	7,964	59,721	16,551	(9,905)	74,331
Operating loss	—	(7,964)	(8,774)	(7,217)	9,905	(14,050)
Foreign currency loss	—	—	—	(934)	—	(934)
Intercompany interest	—	15,778	(13,929)	(1,849)	—	—
Interest expense	—	(19,080)	(4)	(9)	—	(19,093)
Interest income	—	1	2	6	—	9
Tax receivable agreement liability adjustment	—	(17,185)	—	—	—	(17,185)
Intercompany administrative income	—	9,905	—	—	(9,905)	—
Loss before equity in
subsidiaries' loss	—	(18,545)	(22,705)	(10,003)	—	(51,253)
Equity in subsidiaries' loss	(48,859)	(30,314)	—	—	79,173	—
Loss before benefit
for income taxes	(48,859)	(48,859)	(22,705)	(10,003)	79,173	(51,253)
Benefit for income taxes	—	—	(1,580)	(814)	—	(2,394)
Net loss	$(48,859)	$(48,859)	$(21,125)	$(9,189)	$79,173	$(48,859)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(7,453)	—	(7,453)
Unrealized gain on derivative instrument	—	—	—	2,102	—	2,102
Total comprehensive loss	$(48,859)	$(48,859)	$(21,125)	$(14,540)	$79,173	$(54,210)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of April 2, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$31,687	$(6,952)	$9,606	$—	$34,341
Accounts receivable, net	—	—	182,854	21,305	—	204,159
Inventories:
Raw materials	—	—	63,500	5,835	—	69,335
Work in process	—	—	22,420	2,049	—	24,469
Finished goods	—	—	52,733	14,869	—	67,602
Total inventory	—	—	138,653	22,753	—	161,406
Prepaid expenses and other
current assets	—	1,437	18,446	4,317	—	24,200
Deferred income taxes	—	—	14,202	—	—	14,202
Total current assets	—	33,124	347,203	57,981	—	438,308
Investments in subsidiaries	(101,001)	(248,594)	—	—	349,595	—
Property and Equipment, at cost:
Land	—	—	7,436	786	—	8,222
Buildings and improvements	—	—	62,458	4,719	—	67,177
Machinery and equipment	—	5,175	368,643	18,309	—	392,127
	—	5,175	438,537	23,814	—	467,526
Less accumulated depreciation	—	(1,816)	(293,909)	(10,024)	—	(305,749)
Total property and equipment, net	—	3,359	144,628	13,790	—	161,777
Other Assets:
Intangible assets, net	—	—	106,840	16,117	—	122,957
Goodwill	—	—	449,366	30,183	—	479,549
Intercompany note receivable	—	1,135,073	—	—	(1,135,073)	—
Other	—	4,471	3,791	—	—	8,262
Total other assets	—	1,139,544	559,997	46,300	(1,135,073)	610,768
	$(101,001)	$927,433	$1,051,828	$118,071	$(785,478)	$1,210,853

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$181	$62,488	$11,124	$—	$73,793
Accrued expenses	—	13,470	89,679	14,114	—	117,263
Current portion of payable to related
parties pursuant to tax receivable agreement	—	3,005	—	—	—	3,005
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	20,956	152,167	25,238	—	198,361
Deferred income taxes	—	—	20,483	4,159	—	24,642
Intercompany note payable	—	—	1,027,543	107,530	(1,135,073)	—
Long-term portion of payable to related
parties pursuant to tax receivable agreement	—	38,961	—	—	—	38,961
Other long-term liabilities	—	8,397	77,386	3,987	—	89,770
Long-term debt, less current portion	—	960,120	—	—	—	960,120
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	681	681	—	—	(681)	681
Additional paid-in-capital	749,633	749,633	372,720	26,854	(1,149,207)	749,633
(Accumulated deficit) retained earnings	(817,801)	(817,801)	(582,497)	(32,182)	1,432,480	(817,801)
Accumulated other
comprehensive loss	(33,514)	(33,514)	(15,974)	(17,515)	67,003	(33,514)
Total stockholders' (deficit) equity	(101,001)	(101,001)	(225,751)	(22,843)	349,595	(101,001)
	$(101,001)	$927,433	$1,051,828	$118,071	$(785,478)	$1,210,853

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$94,692	$(4,944)	$19,677	$—	$109,425
Accounts receivable, net	—	—	172,560	22,605	—	195,165
Inventories:
Raw materials	—	—	58,400	5,602	—	64,002
Work in process	—	—	23,126	2,193	—	25,319
Finished goods	—	—	47,946	13,136	—	61,082
Total inventory	—	—	129,472	20,931	—	150,403
Prepaid expenses and other
current assets	—	944	20,310	3,393	—	24,647
Deferred income taxes	—	—	11,255	6	—	11,261
Total current assets	—	95,636	328,653	66,612	—	490,901
Investments in subsidiaries	(76,813)	(245,265)	—	—	322,078	—
Property and Equipment, at cost:
Land	—	—	7,436	739	—	8,175
Buildings and improvements	—	—	61,883	4,438	—	66,321
Machinery and equipment	—	4,813	364,093	16,844	—	385,750
	—	4,813	433,412	22,021	—	460,246
Less accumulated depreciation	—	(1,755)	(288,542)	(8,946)	—	(299,243)
Total property and equipment, net	—	3,058	144,870	13,075	—	161,003
Other Assets:
Intangible assets, net	—	—	112,173	16,211	—	128,384
Goodwill	—	—	449,366	28,373	—	477,739
Intercompany note receivable	—	1,104,510	—	—	(1,104,510)	—
Other	—	4,831	3,714	—	—	8,545
Total other assets	—	1,109,341	565,253	44,584	(1,104,510)	614,668
	$(76,813)	$962,770	$1,038,776	$124,271	$(782,432)	$1,266,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$235	$60,655	$13,606	$—	$74,496
Accrued expenses	—	24,512	113,051	15,399	—	152,962
Current portion of payable to related
parties pursuant to tax receivable agreement	—	3,005	—	—	—	3,005
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	32,052	173,706	29,005	—	234,763
Deferred income taxes	—	—	17,470	3,917	—	21,387
Intercompany note payable	—	—	1,002,447	102,063	(1,104,510)	—
Long-term portion of payable to related
parties pursuant to tax receivable agreement	—	20,811	—	—	—	20,811
Other long-term liabilities	—	11,189	75,911	3,793	—	90,893
Long-term debt	—	975,531	—	—	—	975,531
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	681	681	—	—	(681)	681
Additional paid-in-capital	749,296	749,296	370,180	31,611	(1,151,087)	749,296
(Accumulated deficit) retained earnings	(790,224)	(790,224)	(584,964)	(25,546)	1,400,734	(790,224)
Accumulated other
comprehensive income (loss)	(36,566)	(36,566)	(15,974)	(20,572)	73,112	(36,566)
Total stockholders' (deficit) equity	(76,813)	(76,813)	(230,758)	(14,507)	322,078	(76,813)
	$(76,813)	$962,770	$1,038,776	$124,271	$(782,432)	$1,266,572

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 2, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(27,577)	$(27,577)	$2,467	$(6,636)	$31,746	$(27,577)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	61	12,379	1,590	—	14,030
Non-cash restructuring costs	—	—	—	566	—	566
Non-cash interest expense, net	—	3,416	—	—	—	3,416
Gain on foreign currency transactions	—	—	—	(584)	—	(584)
Loss on modification or extinguishment of debt	—	2,399	—	—	—	2,399
Stock based compensation	—	337	—	—	—	337
Deferred income taxes	—	—	65	—	—	65
Tax receivable agreement liability adjustment	—	18,150	—	—	—	18,150
Increase in tax uncertainty,
net of valuation allowance	—	—	62	—	—	62
Equity in subsidiaries' net income (loss)	27,577	4,169	—	—	(31,746)	—
Other	—	—	138	—	—	138
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(11,718)	2,584	—	(9,134)
Inventories	—	—	(10,511)	(467)	—	(10,978)
Prepaid expenses and other assets	—	(285)	(68)	98	—	(255)
Accounts payable	—	(54)	(3,995)	3,174	—	(875)
Accrued expenses	—	(13,833)	(25,802)	1,860	—	(37,775)
Cash payments on restructuring liabilities	—	—	(112)	(556)	—	(668)
Other	—	—	139	(2)	—	137
Net cash provided by (used in)
operating activities	—	(13,217)	(36,956)	1,627	—	(48,546)
Cash flows from investing activities:
Capital expenditures	—	(362)	(6,946)	(424)	—	(7,732)
Proceeds from sale of assets	—	—	76	—	—	76
Net cash used in
investing activities	—	(362)	(6,870)	(424)	—	(7,656)
Cash flows from financing activities:
Net revolver borrowings	—	10,000	—	—	—	10,000
Payments on long-term debt	—	(31,075)	—	—	—	(31,075)
Proceeds from intercompany
investment	—	(28,351)	41,818	(13,467)	—	—
Net cash provided by (used in)
financing activities	—	(49,426)	41,818	(13,467)	—	(21,075)
Impact of exchange rate movements on cash	—	—	—	2,193	—	2,193
Net decrease in cash
and cash equivalents	—	(63,005)	(2,008)	(10,071)	—	(75,084)
Cash and cash equivalents at the
beginning of the period	—	94,692	(4,944)	19,677	—	109,425
Cash and cash equivalents at the end
of the period	$—	$31,687	$(6,952)	$9,606	$—	$34,341

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 4, 2015
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(48,859)	$(48,859)	$(21,125)	$(9,189)	$79,173	$(48,859)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization expense	—	150	12,840	1,831	—	14,821
Non-cash restructuring expense	—	—	—	46	—	46
Non-cash interest expense, net	—	3,419	—	—	—	3,419
Loss on foreign currency transactions	—	—	—	934	—	934
Stock based compensation	—	586	—	—	—	586
Deferred income taxes	—	—	1,019	—	—	1,019
Tax receivable agreement liability adjustment	—	17,185	—	—	—	17,185
Increase in tax uncertainty,
net of valuation allowance	—	—	73	—	—	73
Equity in subsidiaries' net loss	48,859	30,314	—	—	(79,173)	—
Other	—	—	(13)	—	—	(13)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(6,729)	765	—	(5,964)
Inventories	—	—	2,304	(1,835)	—	469
Prepaid expenses and other assets	—	755	4,161	(123)	—	4,793
Accounts payable	—	(57)	(8,736)	992	—	(7,801)
Accrued expenses	—	(16,211)	(26,275)	2,729	—	(39,757)
Cash payments on restructuring liabilities	—	—	(44)	(429)	—	(473)
Other	—	—	(1,469)	—	—	(1,469)
Net cash used in
operating activities	—	(12,718)	(43,994)	(4,279)	—	(60,991)
Cash flows from investing activities:
Capital expenditures	—	(67)	(6,026)	(978)	—	(7,071)
Proceeds from sale of assets	—	—	25	—	—	25
Net cash used in
investing activities	—	(67)	(6,001)	(978)	—	(7,046)
Cash flows from financing activities:
Net revolver borrowings	—	60,000	—	—	—	60,000
Payments on long-term debt	—	(1,075)	—	—	—	(1,075)
Proceeds from exercises of employee stock options	—	182	—	—	—	182
Proceeds from intercompany
investment	—	(42,081)	44,417	(2,336)	—	—
Net cash provided by (used in)
financing activities	—	17,026	44,417	(2,336)	—	59,107
Impact of exchange rate movement
on cash	—	—	—	(1,788)	—	(1,788)
Net increase (decrease) in cash
and cash equivalents	—	4,241	(5,578)	(9,381)	—	(10,718)
Cash and cash equivalents at the
beginning of the period	—	23,555	(5,845)	15,452	—	33,162
Cash and cash equivalents at the end
of the period	$—	$27,796	$(11,423)	$6,071	$—	$22,444

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited condensed consolidated financial statements and accompanying notes presented in this Quarterly Report on Form 10-Q should be read in conjunction with information set forth in Ply Gem Holdings’ Annual Report on Form 10-K for the year ended December 31, 2015.  Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements”.  See “Special Note Regarding Forward-Looking Statements.”  As used in this Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our” refer to Ply Gem Holdings and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 43% and 57% of our net sales, respectively, for the three months ended April 2, 2016.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer, roofing, and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

Prior to January 11, 2010, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Investment Holdings, which was a wholly owned subsidiary of Ply Gem Prime.  On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation.  In May 2013, the Company issued 18,157,895 shares of common stock at an initial public offering and received gross proceeds of approximately $381.3 million in an IPO of its common stock.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  We periodically evaluate these estimates and judgments based on available information and experience.  Actual results could differ from our estimates under different assumptions and conditions.  If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.  For more information regarding our critical accounting policies and estimates please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 1 to our condensed consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

 Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations and comprehensive income (loss) included in this report.

	For the three months ended
(Amounts in thousands)	April 2, 2016	April 4, 2015
	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$176,376	$156,442
Windows and Doors	232,238	219,606
Operating earnings (loss)
Siding, Fencing and Stone	20,374	10,322
Windows and Doors	(1,250)	(16,408)
Unallocated	(9,548)	(7,964)
Foreign currency gain (loss)
Siding, Fencing and Stone	74	(253)
Windows and Doors	510	(681)
Interest income (expense), net
Siding, Fencing and Stone	5	(11)
Windows and Doors	2	6
Unallocated	(18,689)	(19,079)
Income tax benefit
Unallocated	1,494	2,394
Tax Receivable Agreement liability adjustment
Unallocated	(18,150)	(17,185)
Loss on modification or
extinguishment of debt
Unallocated	(2,399)	—

Net loss	$(27,577)	$(48,859)

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	April 2, 2016		April 4, 2015
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$176,376	100.0%	$156,442	100.0%
Gross profit	46,264	26.2%	34,771	22.2%
SG&A expense	22,589	12.8%	21,373	13.7%
Amortization of intangible assets	3,301	1.9%	3,076	2.0%
Operating earnings	20,374	11.6%	10,322	6.6%
Currency transaction gain (loss)	74	—%	(253)	(0.2)%

Net Sales

Net sales for the three months ended April 2, 2016 increased $19.9 million or 12.7% as compared to the three months ended April 4, 2015. The net sales increase for the three months ended April 2, 2016 was driven by improved U.S. market demand for our products, new business wins and $6.4 million of sales attributed to our Canyon Stone acquisition, which was completed on May 29, 2015. These positive factors were partially offset by weaker market demand in Canada and $2.0 million of negative foreign currency attributed to our Canadian net sales. In addition, our sales growth that resulted from increased unit shipments were dampened by lower average selling prices of approximately 4.7% that were reduced in response to decreases in certain raw material input costs. Finally, our net sales for the three months ended April 2, 2016 were negatively impacted $2.2 million by the timing of the Company’s fiscal calendar which provided one less shipping day during the three months ended April 2, 2016 as compared to the three months ended April 4, 2015.

Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, single family housing starts commencing in the period from September 2015 to December of 2015 directly impacts the demand for our products in the three months ended April 2, 2016. According to the U.S. Census Bureau, single family housing starts increased 7.8% during this lag affected time period reflecting improved market conditions while our heavy vinyl siding markets in the Northeast and Midwest increased 18.0% and 1.6%, respectively on a lag effected basis. In addition to the new construction market improvement, remodeling activity, according to the Leading Indicator of Remodeling Activity (“LIRA”), reflected the 2016 first quarter trailing twelve months increasing 4.7% compared to the prior year period. We believe the improved market conditions and milder and more favorable weather conditions during the first three months of 2016 relative to the same period in 2015 benefited our net sales for the three months ended April 2, 2016.

The improved U.S. market conditions accounted for the majority of the 12.7% net sales increase during the three months ended April 2, 2016, however our sales also benefited from our new business wins which we believe is demonstrated by the improvement in our U.S. market position in vinyl siding which increased from 38.5% to 39.4% for the comparable three month period, while our share of the Canadian vinyl siding market improved from 22.9% to 25.3% for the comparable three month period.

For the three months ended April 2, 2016 and April 4, 2015, the percentage of net sales in vinyl siding and metal accessories represented approximately 58.2% and 24.6% and 61.4% and 25.1%, respectively, with our net sales of other products comprising approximately 17.2% and 13.5%. The net sales increase in other products resulted from the Canyon Stone acquisition which specializes in manufactured stone and contributed net sales of $6.4 million during the three months ended April 2, 2016.

Gross Profit

Gross profit for the three months ended April 2, 2016 increased $11.5 million or 33.1% as compared to the three months ended April 4, 2015. The gross profit increase for the three months ended April 2, 2016 resulted from the 12.7% net sales increase and included approximately $1.8 million of gross profit from our Canyon Stone acquisition, which was completed on May 29, 2015. The higher sales volumes experienced during the three months ended April 2, 2016 enabled us to increase our operating leverage and cover fixed manufacturing costs relative to the lower volumes experienced during the three months ended April 4, 2015. This operating leverage combined with lower freight expenses and favorable material cost pricing experienced during the three months ended April 2, 2016 relative to the three months ended April 4, 2015 improved our gross profit. The cost for our key raw materials, PVC resin and aluminum, decreased by 0.9% and 25.7%, respectively, during the three months ended April 2, 2016 relative to the three months ended April 4, 2015. However, the favorable movement in material and freight costs were partially offset by decreases in our average sales price that resulted from these lower costs.

As a percentage of net sales, gross profit increased from 22.2% for the three months ended April 4, 2015 to 26.2% for the three months ended April 2, 2016. The 400 basis point increase for the three months ended April 2, 2016 resulted from improved operating leverage from the 12.7% net sales increase as well as favorable material cost pricing and freight expense partially offset by lower average sales prices and an unfavorable foreign currency impact from a weakening Canadian dollar.

Selling, general and administrative expenses

SG&A expense for the three months ended April 2, 2016 increased $1.2 million or 5.7% as compared to the three months ended April 4, 2015. The increase in SG&A expense was attributable to the Canyon Stone acquisition, which was completed on May 29, 2015 and contributed SG&A expense of $1.6 million for the three months ended April 2, 2016.

As a percentage of net sales excluding Canyon Stone, SG&A expense decreased from 13.7% for the three months ended April 4, 2015 to 12.4% for the three months ended April 2, 2016. The decrease reflects improved leverage on the fixed component of our SG&A expenses relative to the net sales increase.

Amortization of intangible assets

Amortization expense for the three months ended April 2, 2016 increased $0.2 million or 7.3% compared to the three months ended April 4, 2015. Excluding Canyon Stone and $0.3 million of amortization expense attributed to this acquisition, amortization expense decreased a nominal $0.1 million or 3.9% for the three months ended April 2, 2016 as compared to the three months ended April 4, 2015.

Currency transaction gain

The currency transaction gain for the three months ended April 2, 2016 was $0.1 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction loss for the three months ended April 4, 2015 was $0.3 million resulting from the fluctuation in the Canadian dollar during the period.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	April 2, 2016		April 4, 2015
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$232,238	100.0%	$219,606	100.0%
Gross profit	40,437	17.4%	25,510	11.6%
SG&A expense	38,598	16.6%	38,795	17.7%
Amortization of intangible assets	3,089	1.3%	3,123	1.4%
Operating loss	(1,250)	(0.5)%	(16,408)	(7.5)%
Currency transaction gain (loss)	510	0.2%	(681)	(0.3)%

Net Sales

Net sales for the three months ended April 2, 2016 increased $12.6 million or 5.8% as compared to the three months ended April 4, 2015. The net sales increase for the three months ended April 2, 2016 can be attributed to the improved U.S. market conditions favorably impacting both our new construction business as well as our repair and remodeling business. In addition, our net sales were favorably impacted by selling prices increases of approximately 5.0% that we implemented for both our new construction and repair and remodeling windows. These favorable factors were partially offset by declining industry conditions in Western Canada where our net sales decreased $9.5 million. The net sales decrease in Western Canada can be attributed to housing market demand softness due to declining world oil prices on this heavily dependent energy industrial area. In addition to demand softness, the deteriorating Canadian dollar negatively impacted our net sales by approximately $2.1 million during the three months ended April 2, 2016. Finally, our net sales were negatively impacted $3.3 million by the timing of the Company’s fiscal calendar which provided one less shipping day during the three months ended April 2, 2016 as compared to the three months ended April 4, 2015.

The improved U.S. market conditions combined with our improved selling prices resulted in a net sales increase of $18.6 million and $3.5 million for our U.S. new construction and repair and remodeling window products, respectively. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore single family housing starts commencing in the period from September 2015 to December of 2015 directly impacts the demand for our products in the three months ended April 2, 2016. According to the U.S. Census Bureau, single family housing starts increased 7.8% during this lag affected time period which resulted in higher net sales for our new construction products. The repair and remodeling net sales increase of $3.5 million can be attributed to the improvement in the repair and remodeling market. According to LIRA, remodeling activity for the 2016 first quarter trailing twelve months increased 4.7% compared to the prior year period. We believe that the improved market conditions and our first quarter sales benefited from milder and more favorable weather conditions during the first three months of 2016 relative to the same period in 2015.

Gross Profit

Gross profit for the three months ended April 2, 2016 increased $14.9 million or 58.5% as compared to the three months ended April 4, 2015. The gross profit increase can be attributed to the continued improvement in our new construction and repair and remodeling businesses partially offset by our Canadian operations. Gross profit for our U.S. new construction and repair and remodeling windows increased $11.3 million and $4.9 million, respectively. This improvement was driven by increased selling price of approximately 5.0%, favorable product mix and lower raw material and freight costs. In addition, our gross profit continues to benefit from our cost savings and synergies that we are realizing from our Simonton acquisition and our Enterprise Lean initiative. These gross profit improvements were partially offset by our Western Canadian business which experienced weaker market demand as previously discussed and negative foreign currency impact resulting from the weakening of the Canadian dollar as well as a softening in the Western Canadian housing market due to depressed economic conditions.

As a percentage of net sales, gross profit increased from 11.6% for the three months ended April 4, 2015 to 17.4% for the three months ended April 2, 2016. The 580 basis point margin increase reflects improvement for both our U.S. new construction and repair and remodeling window products partially offset by a modest 20 basis point decrease for Western Canada that resulted from unfavorable foreign currency and lower market demand.

Selling, general and administrative expenses

SG&A expense for the three months ended April 2, 2016 decreased a nominal $0.2 million or 0.5% compared to the three months ended April 4, 2015. SG&A expense was consistent with the prior year comparable period. SG&A expense as a percentage of sales decreased from 17.7% for the three months ended April 4, 2015 to 16.6% for the three months ended April 2, 2016 as we gained leverage on the fixed component of our SG&A expense on the 5.8% net sales increase for the three months ended April 2, 2016.

Amortization of intangible assets

Amortization expense for the three months ended April 2, 2016 was materially consistent with the prior year period. As a percentage of net sales, amortization expense was consistent at 1.3% for the three months ended April 2, 2016 compared to 1.4% for the three months ended April 4, 2015.

Currency transaction gain (loss)

The currency transaction gain of approximately $0.5 million for the three months ended April 2, 2016 compared to a currency transaction loss of approximately $0.7 million during the three months ended April 4, 2015. This change is due to the fluctuation in the Canadian dollar relative to the U.S. dollar during the three months ended April 2, 2016 as compared to the three months ended April 4, 2015.

Unallocated Operating Earnings, Interest, and Benefit for Income Taxes

	For the three months ended
(Amounts in thousands)	April 2, 2016	April 4, 2015
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(9,548)	$(7,964)
Operating loss	(9,548)	(7,964)
Interest expense	(18,691)	(19,080)
Interest income	2	1
Tax receivable agreement liability adjustment	(18,150)	(17,185)
Loss on modification or extinguishment of debt	(2,399)	—
Income tax benefit for income taxes	$1,494	$2,394

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended April 2, 2016 increased by $1.6 million or 19.9% compared to the same period in 2015 due primarily to increased incentive compensation of approximately $1.7 million.

Interest expense

Interest expense for the three months ended April 2, 2016 decreased by approximately $0.4 million or 2.0% compared to the same period in 2015 as a result of the reduction in the Term Loan Facility principal balance period over period. During March 2016, we made a $30.0 million voluntary prepayment on the Term Loan Facility in addition to our normal quarterly amortization payments of $1.1 million, or $4.3 million annually, which reduced our outstanding borrowings and our quarterly interest expense.

Tax receivable agreement ("TRA") liability adjustment

As a result of the Company’s full tax valuation allowance position, the Company’s methodology for calculating the TRA liability considers expectations regarding (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the three months ended April 2, 2016, the Company estimated its projected taxable income for the full year ending December 31, 2016. However, the Company’s methodology to estimate the TRA liability excludes forecasts for fiscal years subsequent to 2016 because such future forecasts and projections cannot be relied upon based on the negative evidence from the Company’s three year cumulative loss position. For fiscal year 2016, the Company estimated to be in a taxable income position; however, this taxable income estimate was not currently sufficient to outweigh the negative evidence or alleviate the Company’s three year cumulative loss position as of April 2, 2016. In addition to projecting the Company’s current year taxable income estimate, the Company considered the reversals of deferred tax assets and deferred tax liabilities. The resulting taxable income (loss) from deferred taxes was then combined with the Company’s current year taxable income estimate to determine the cumulative NOLs that are expected to be utilized in 2016 and the TRA liability was accordingly adjusted using the 85% TRA rate.

The $18.2 million increase for the TRA liability for the three months ended April 2, 2016 resulted primarily from increases in taxable income estimates for 2016. The increase in the 2016 estimated taxable income resulted from the industry increasing their projections of single family housing starts (“SFHS”) for 2016 by 12.3% compared to 2015 actual SFHS of 714 which increased our forecasts and estimates for 2016 taxable income. Furthermore, we have estimated an increase in repair and remodeling which also increased our forecasts and estimates for 2016 taxable income. In addition to these projected favorable market conditions, our 2016 taxable income increased from acquisition synergies of approximately $9.0 million that we will realize in connection with our recent Simonton and Canyon Stone acquisitions. All of these factors increased our 2016 taxable income estimate and therefore increased the TRA liability accordingly during the three months ended April 2, 2016.

Loss on modification or extinguishment of debt

During March 2016, we voluntarily prepaid $30.0 million on the Term Loan Facility to reduce our outstanding indebtedness as allowable under the terms of the agreement governing the Term Loan Facility. We performed an analysis to determine the proper accounting treatment for this voluntary prepayment by evaluating the change in cash flows and determining that there were no changes in the creditors as a result of the prepayment. Consequently, we recognized a loss on debt modification or extinguishment of approximately $2.4 million for the three months ended April 2, 2016 consisting of the proportionate write off of the related debt issuance costs and debt discount.

Income taxes

The income tax benefit for the three months ended April 2, 2016 decreased by approximately $0.9 million compared to the same period in 2015.  Our pre-tax loss for the three months ended April 2, 2016 was approximately $29.1 million including the $18.2 million tax receivable agreement liability adjustment compared to a pre-tax loss of $51.3 million including the $17.2 million tax receivable agreement liability adjustment for the three months ended April 4, 2015.  For the three months ended April 2, 2016, the decrease in the income tax benefit resulted primarily from the decrease in pre-tax losses in addition to pre-tax losses in some entities for which no tax benefit was recognized.

Liquidity and Capital Resources

During the three months ended April 2, 2016, cash decreased by approximately $75.1 million compared to a decrease of approximately $10.7 million during the three months ended April 4, 2015.  The decrease in cash during the comparative three month period was primarily driven by the $30.0 prepayment on the Term Loan Facility and a $50.0 million decrease in borrowings under the ABL Facility offset by the $23.6 million improvement in operating earnings period over period.

Two of the largest changes in operating cash flows during the three months ended April 2, 2016 were the movement in accounts receivable and inventory. The approximate $9.0 million accounts receivable increase and $11.0 million inventory increase from December 31, 2015 to April 2, 2016 can be attributed to the seasonality of our business. Net sales in the final month of each respective quarter drove this receivables increase and the requirement for increased inventory as aging profiles were relatively consistent. Net sales for March 2016 were approximately $170.9 million, versus approximately $133.8 million for December 2015, an increase of $37.1 million. The improvement in March's net sales reflects the Company’s normal seasonal business as the weather in March is generally improved compared to December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable and inventory.

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

Our primary cash needs are for working capital, capital expenditures, and debt service.  As of April 2, 2016, our annual cash interest charges for debt service for the year ending December 31, 2016, including the ABL Facility, is estimated to be approximately $59.8 million.  We do not have any scheduled debt maturities until 2020.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.5% to 2.0% of net sales on an annual basis.  Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of April 2, 2016, our purchase commitments for inventory are approximately $52.9 million.  We finance these cash requirements, including payments under the Tax Receivable Agreement through internally generated cash flow and funds borrowed under the ABL Facility.

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

Our specific cash flow movement for the three months ended April 2, 2016 and April 4, 2015 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the three months ended April 2, 2016 was approximately $48.5 million as compared to approximately $61.0 million used in operations for the three months ended April 4, 2015. The net cash used in operating activities was impacted by the increase in operating earnings of approximately $23.6 million which was driven by improved operating performance for our U.S. windows business of approximately $15.2 million and $10.1 million operating earnings improvement in the Siding, Fencing and Stone segment based on improved U.S. housing market conditions for new construction and repair and remodeling. These improved housing conditions resulted in an unfavorable $7.7 million impact in our primary working capital for the three months ended April 2, 2016 compared to the three months ended April 4, 2015.

Cash used in investing activities

Net cash used in investing activities for the three months ended April 2, 2016 and April 4, 2015 was approximately $7.7 million and $7.0 million, respectively, primarily used for capital expenditures on various ongoing capital projects. Capital expenditures for 2016 were higher than 2015 but were relatively consistent as a percentage of net sales at 1.9% for both 2016 and 2015, which is comparably to our historical average of 1.5% to 2.0%.

Cash provided by financing activities

Net cash used in financing activities for the three months ended April 2, 2016 was approximately $21.1 million, primarily from the $30.0 million Term Loan Facility prepayment and net revolver borrowings of $10.0 million. Net cash provided by financing activities for the three months ended April 4, 2015 was approximately $59.1 million, primarily from net revolver borrowings of $60.0 million. The decrease in borrowings under the revolver for 2016 related to improved operating performance during the three months ended April 2, 2016 relative to the three months ended April 4, 2015 as well as the $109.4 million cash balance carried forward from December 31, 2015.

Our specific debt instruments and terms are described below:

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

6.50% Senior Notes due 2022

On January 30, 2014, Ply Gem Industries issued $500.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the "6.50% Senior Notes") at par. On September 19, 2014, Ply Gem Industries issued an additional $150.0 million aggregate principal amount of 6.50% Senior Notes (the "Senior Tack-on Notes") at an issue price of 93.25%. Interest accrues at 6.50% per annum and is paid semi-annually on February 1 and August 1 of each year. All issued and outstanding 6.50% Senior Notes are registered under the Securities Act. The 6.50% Senior Notes will mature on February 1, 2022.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of April 2, 2016, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 7.24% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2015, the Company's consolidated senior secured debt ratio was 1.97 and as a result no excess cash flow payment under the Term Loan Facility was required. However, the Company elected on March 10, 2016 to voluntarily prepay $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness.

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

Senior Secured Asset Based Revolving Credit Facility due 2020

On November 5, 2015, Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Gienow Canada Inc., and Mitten Inc. (together with Gienow, the “Canadian Borrowers”) entered into a second amended and restated credit agreement governing the ABL Facility. Among other things, the second amendment and restatement of the credit agreement governing the ABL Facility: (i) increased the overall facility to $350.0 million from $300.0 million, (ii) established an accordion feature of $50.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.25% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) extended the maturity until November 5, 2020. Under the ABL Facility, $300.0 million is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers. The following summary describes the ABL Facility after giving effect to the second amendment and restatement. As a result of the November 2015 ABL Facility amendment in which the loan syndication consisted of previous members who either maintained or increased their position as well as new syndication members, the Company capitalized new debt issuance costs of $1.5 million and will amortize these costs through 2020.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of April 2, 2016, the Company’s interest rate on the ABL Facility was approximately 1.89%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of April 2, 2016, Ply Gem Industries had approximately $329.4 million of contractual availability and approximately $208.4 million of borrowing base availability under the ABL Facility, reflecting $10.0 million of borrowings outstanding and approximately $10.6 million of letters of credit and priority payables reserves.

Loss on debt modification or extinguishment

During March 2016, we made a voluntarily prepayment of $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the Term Loan Facility. We performed an analysis to determine the proper accounting treatment for this voluntary prepayment by evaluating the change in cash flows and determined that there were no changes in the creditors as a result of the prepayment. Consequently, we recognized a loss on debt modification or extinguishment of approximately $2.4 million for the three months ended April 2, 2016 reflecting the proportionate write-off of the related debt discount and debt issuance costs associated with the $30.0 million payment, as summarized in the table below.

(Amounts in thousands)	For the three months ended
	April 2, 2016	April 4, 2015
Loss on modification of debt:
Term Loan Facility unamortized discount	$1,915	—
Term Loan Facility unamortized debt issuance costs	484	—
	2,399	—
Total loss on modification or extinguishment of debt	$2,399	$—

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of April 2, 2016, we had cash and cash equivalents of approximately $34.3 million, approximately $329.4 million of contractual availability under the ABL Facility and approximately $208.4 million of borrowing base availability.

In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we have a potential obligation related to certain tax matters of approximately $2.9 million, including interest and penalties of approximately $1.2 million.  The timing of the potential tax payments is unknown.

As of April 2, 2016, the Company had inventory purchase commitments of approximately $52.9 million.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and other cautionary statements included therein and herein.

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, and the following:

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.  We undertake no obligation to update the forward-looking statements in this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of $430.0 million on the Term Loan and up to $350.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year for the Term Loan Facility.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.9 million per year. At April 2, 2016, we were not party to any interest rate swaps or caps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three months ended April 2, 2016, the net impact of foreign currency changes to our results of operations was a gain of approximately $0.6 million. The impact of foreign currency changes related to translation resulted in an decrease in stockholders' deficit of approximately $4.8 million for the three months ended April 2, 2016. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. During 2015 and 2016, we entered into forward contracts to mitigate the exposure risk of currency fluctuation against the Canadian dollar.  At April 2, 2016, our foreign currency hedging contract had a fair value of $0.9 million and is recorded as a increase in stockholders' deficit as of April 2, 2016.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The Midwest Ingot price of aluminum decreased approximately 25.7% for the three months ended April 2, 2016 compared to the three months ended April 4, 2015. The average market price for PVC resin was estimated to have decreased approximately 0.9% for the three months ended April 2, 2016 compared to the three months ended April 4, 2015.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI increase for the twelve months ended March 2016 was approximately 0.9%.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of April 2, 2016.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 2, 2016 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended April 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, filed on May 9, 2016, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  May 9, 2016

By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Chairman of the Board

Date:  May 9, 2016

By:	/s/ Shawn K. Poe
Shawn K. Poe
Executive Vice President, Chief Financial Officer, and Secretary