Form 10-Q
period 2016-07-02
PLY GEM HOLDINGS INC
filed 2016-08-08
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016
or
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

As of August 8, 2016, there were 68,185,776 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED July 2, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	60

Signatures		61

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	July 2, 2016	July 4, 2015
Net sales	$510,545	$502,334
Cost of products sold	375,256	377,591
Gross profit	135,289	124,743
Operating expenses:
Selling, general and administrative expenses	66,648	72,796
Amortization of intangible assets	6,459	6,283
Total operating expenses	73,107	79,079
Operating earnings	62,182	45,664
Foreign currency gain (loss)	255	(98)
Interest expense	(18,534)	(18,699)
Interest income	9	17
Tax receivable agreement liability adjustment	(241)	2,006
Income before provision (benefit) for income taxes	43,671	28,890
Provision (benefit) for income taxes	2,025	(1,482)
Net income	$41,646	$30,372
Comprehensive income	$42,802	$29,517

Net income attributable to common shareholders per share:
Basic	$0.61	$0.45
Diluted	$0.61	$0.45
Weighted average shares outstanding:
Basic	68,159,907	67,946,895
Diluted	68,370,548	68,056,591

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the six months ended
(Amounts in thousands, except shares and per share data)	July 2, 2016	July 4, 2015
Net sales	$919,159	$878,382
Cost of products sold	697,169	693,358
Gross profit	221,990	185,024
Operating expenses:
Selling, general and administrative expenses	137,383	140,928
Amortization of intangible assets	12,849	12,482
Total operating expenses	150,232	153,410
Operating earnings	71,758	31,614
Foreign currency gain (loss)	839	(1,032)
Interest expense	(37,226)	(37,792)
Interest income	19	26
Loss on modification or extinguishment of debt	(2,399)	—
Tax receivable agreement liability adjustment	(18,391)	(15,179)
Income (loss) before provision (benefit) for income taxes	14,600	(22,363)
Provision (benefit) for income taxes	531	(3,876)
Net income (loss)	$14,069	$(18,487)
Comprehensive income (loss)	$18,277	$(24,686)

Net income (loss) attributable to common shareholders per share
Basic	$0.21	$(0.27)
Diluted	$0.21	$(0.27)
Weighted average shares outstanding:
Basic	68,143,523	67,935,114
Diluted	68,219,762	67,935,114

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	July 2, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$64,451	$109,425
Accounts receivable, less allowances of $3,639 and $3,588, respectively	261,170	195,165
Inventories:
Raw materials	68,983	64,002
Work in process	25,802	25,319
Finished goods	65,921	61,082
Total inventory	160,706	150,403
Prepaid expenses and other current assets	23,879	24,647
Deferred income taxes	13,705	11,261
Total current assets	523,911	490,901
Property and Equipment, at cost:
Land	8,228	8,175
Buildings and improvements	67,126	66,321
Machinery and equipment	399,517	385,750
Total property and equipment	474,871	460,246
Less accumulated depreciation	(311,185)	(299,243)
Total property and equipment, net	163,686	161,003
Other Assets:
Intangible assets, net	116,810	128,384
Goodwill	479,778	477,739
Other	8,434	8,545
Total other assets	605,022	614,668
	$1,292,619	$1,266,572
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$82,929	$74,496
Accrued expenses	153,042	152,962
Current portion of payable to related parties pursuant to tax receivable agreement	3,005	3,005
Current portion of long-term debt	4,300	4,300
Total current liabilities	243,276	234,763
Deferred income taxes	23,670	21,387
Long-term portion of payable to related parties pursuant to tax receivable agreement	39,202	20,811
Other long-term liabilities	91,602	90,893
Long-term debt, less current portion	952,439	975,531

Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 68,185,776 and 68,127,491 issued and outstanding, respectively	682	681
Additional paid-in-capital	750,261	749,296
Accumulated deficit	(776,155)	(790,224)
Accumulated other comprehensive loss	(32,358)	(36,566)
Total stockholders' deficit	(57,570)	(76,813)
	$1,292,619	$1,266,572

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the six months ended
	July 2, 2016	July 4, 2015
Cash flows from operating activities:
Net income (loss)	$14,069	$(18,487)
Adjustments to reconcile net income (loss) to cash
provided by (used in) operating activities:
Depreciation and amortization expense	28,343	29,397
Fair-value premium on purchased inventory	—	54
Non-cash restructuring costs	480	805
Non-cash interest expense, net	6,960	6,661
(Gain) loss on foreign currency transactions	(839)	1,032
Loss on modification or extinguishment of debt	2,399	—
Stock based compensation	596	1,145
Deferred income taxes	(391)	(3,256)
Tax receivable agreement liability adjustment	18,391	15,179
Increase in tax uncertainty, net of valuation allowance	125	147
Other	(5)	(57)
Changes in operating assets and liabilities:
Accounts receivable, net	(65,889)	(68,565)
Inventories	(10,317)	10,368
Prepaid expenses and other assets	(253)	1,714
Accounts payable	8,366	9,142
Accrued expenses	420	(2,935)
Cash payments on restructuring liabilities	(547)	(1,450)
Other	(478)	(284)
Net cash provided by (used in) operating activities	1,430	(19,390)
Cash flows from investing activities:
Acquisitions	—	(21,000)
Capital expenditures	(17,571)	(13,366)
Proceeds from sale of assets	147	92
Net cash used in investing activities	(17,424)	(34,274)
Cash flows from financing activities:
Net revolver borrowings	—	60,000
Payments on long-term debt	(32,150)	(2,150)
Proceeds from exercises of employee stock options	369	648
Net cash provided by (used in) financing activities	(31,781)	58,498
Impact of exchange rate movements on cash	2,801	(2,130)
Net increase (decrease) in cash and cash equivalents	(44,974)	2,704
Cash and cash equivalents at the beginning of the period	109,425	33,162
Cash and cash equivalents at the end of the period	$64,451	$35,866

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2015 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2016 through July 2, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended July 2, 2016 and July 4, 2015, the condensed consolidated statements of cash flows for the six months ended July 2, 2016 and July 4, 2015, and the condensed consolidated balance sheets as of July 2, 2016 and December 31, 2015.

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

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $3.6 million at July 2, 2016 and $3.6 million at December 31, 2015.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or net realizable value and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of July 2, 2016, the Company had inventory purchase commitments of approximately $24.0 million.

Inventory provisions were approximately $9.6 million at July 2, 2016, increasing during the six months ended July 2, 2016 by $1.3 million compared to the December 31, 2015 provision balance of approximately $8.3 million.

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

Intangible Assets, Goodwill and Other Long-lived Assets

Acquisitions

On May 29, 2015, Ply Gem completed an acquisition for cash consideration of approximately $21.0 million to acquire substantially all of the assets of Canyon Stone Inc. ("Canyon Stone"), a manufacturer and distributor of stone veneer and accessories in the United States. Canyon Stone has manufacturing facilities in Olathe, Kansas and Youngsville, North Carolina. The purchase agreement also includes contingent consideration in the form of potential earn-out payments of up to $1.0 million based on Canyon Stone's earnings for fiscal years 2015 through 2017. This acquisition expanded the Company's stone veneer manufacturing footprint across the United States as it complements the existing Ply Gem Stone manufacturing facility in Middleburg, Pennsylvania. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Canyon Stone based upon fair values as of the acquisition date. The Company finalized the acquisition accounting adjustments during the second quarter of 2016.
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
$21,000

The $7.6 million of goodwill was allocated to the Siding, Fencing and Stone segment and the goodwill is expected to be deductible for tax purposes. The Company has recognized a liability of approximately $0.8 million as the estimated acquisition date fair value of the earn-out as of July 2, 2016 and December 31, 2015. This amount is included within other long-term liabilities in the condensed consolidated balance sheets. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings in the period of change.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“U.S. Windows”), (iii) the combined Simonton windows companies in the Windows and Doors segment, (iv) Gienow Canada Inc. ("Gienow Canada") (a combined Western Canadian company created by the January 2014 amalgamation of the Company's legacy Western Canadian business and the Gienow entity acquired in April 2013) in the Windows and Doors segment, and (v) Mitten in the Siding, Fencing and Stone segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three and six months ended July 2, 2016.

Goodwill and other intangible assets

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives and are assessed for impairment as necessary.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three and six months ended July 2, 2016 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $20.1 million and $22.2 million as of July 2, 2016 and December 31, 2015, respectively, and have been recorded within long-term debt ($17.5 million at July 2, 2016 and $19.3 million at December 31, 2015) and other non-current assets ($2.6 million at July 2, 2016 and $2.9 million at December 31, 2015) in the accompanying condensed consolidated balance sheets. The debt issuance costs included in other long term assets relate to the Senior Secured Asset Based Revolving Credit Facility due 2020 ("ABL Facility"). Amortization of debt issuance costs for the three months ended July 2, 2016 and July 4, 2015 was approximately $0.9 million and $0.8 million, respectively. Amortization of debt issuance costs for the six months ended July 2, 2016 and July 4, 2015 was approximately $1.7 million and $1.5 million, respectively. Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Tax receivable agreement ("TRA") liability

As a result of the Company’s full tax valuation allowance position, the Company’s methodology for calculating the TRA liability considers expectations regarding (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the three and six months ended July 2, 2016, the Company estimated its projected taxable income for the full year ending December 31, 2016. However, the Company’s methodology to estimate the TRA liability excludes forecasts for fiscal years subsequent to 2016 because such future forecasts and projections cannot be relied upon based on the negative evidence from the Company’s three year cumulative loss position. For fiscal year 2016, the Company estimated to be in a taxable income position; however, this taxable income estimate was currently not sufficient to outweigh the negative evidence or alleviate the Company’s three year cumulative loss position. In addition to projecting the Company’s current year taxable income estimate, the Company considered the reversals of deferred tax assets and deferred tax liabilities.

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

The Company recorded a gain from foreign currency transactions of approximately $0.3 million for the three months ended July 2, 2016 and a loss of approximately $0.1 million for the three months ended July 4, 2015. The Company recorded a gain from foreign currency transactions of approximately $0.8 million for the six months ended July 2, 2016 and a loss of approximately $1.0 million for the six months ended July 4, 2015. During the six months ended July 2, 2016 accumulated other comprehensive income (loss) included a currency translation gain of approximately $5.4 million and a loss of approximately $7.2 million for the six months ended July 4, 2015.

Derivative Financial Instruments
As of July 2, 2016, the Company had entered into a foreign currency forward contract agreements to hedge approximately $45.8 million of its 2016 non-functional currency inventory purchases to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar.
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
The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of July 2, 2016, approximately $0.4 million of the deferred net liability on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified to cost of goods sold during the next six months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions. During the three and six months ended July 2, 2016, the Company recognized $0.8 million and $0.4 million, respectively, within earnings as an increase to cost of goods sold in the condensed consolidated statement of operations and comprehensive income. During the three and six months ended July 4, 2015, the Company recognized $1.1 million and $2.2 million, respectively, within earnings as a reduction of cost of goods sold in the condensed consolidated statement of operations and comprehensive income.

The fair value of the foreign currency forward contract agreements are estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded asset and liability included in the accompanying condensed consolidated balance sheets is as follows:

(Amounts in thousands)	July 2, 2016	December 31, 2015
Foreign currency hedge included in other current assets/(liabilities)	$(366)	$829

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

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$650,000	$633,750	$633,750	$—	$—
Term Loan Facility	390,325	386,422	—	386,422	—
As of July 2, 2016:	$1,040,325	$1,020,172	$633,750	$386,422	$—
Liabilities:
Senior Notes-6.50%	$650,000	$585,000	$585,000	$—	$—
Term Loan Facility	422,475	411,913	—	411,913	—
As of December 31, 2015	$1,072,475	$996,913	$585,000	$411,913	$—

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

The Company was in a net loss position for the six months ended July 4, 2015 and therefore the impact of stock options and unvested restricted stock were excluded from the computation of diluted earnings (loss) per share for that specific period, as the inclusion of such amounts would be anti-dilutive.

The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.2 million and 0.1 million shares of common stock for the three and six months ended July 2, 2016, respectively. The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.1 million shares of common stock for the three months ended July 4, 2015 and excluded options and unvested restricted stock representing approximately 0.1 million shares of common stock for the six months ended July 4, 2015.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2015 and no impairment indicators which would trigger an interim impairment test during the three and six months ended July 2, 2016. However, the Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets or the Company's market capitalization could result in goodwill impairments.

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

The reporting unit goodwill balances were as follows as of July 2, 2016 and December 31, 2015:

(Amounts in thousands)
	July 2, 2016	December 31, 2015
Siding, Fencing and Stone	$349,340	$347,958
Windows and Doors	130,438	129,781
	$479,778	$477,739

The changes in the goodwill balances from December 31, 2015 to July 2, 2016 relate to currency translation. A goodwill rollforward for 2016 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of December 31, 2015
Goodwill	$457,554	$470,185
Accumulated impairment losses	(327,773)	(122,227)
	$129,781	$347,958
Currency translation adjustments	657	1,382
Balance as of July 2, 2016
Goodwill	458,211	471,567
Accumulated impairment losses	(327,773)	(122,227)
	$130,438	$349,340

3.   INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of July 2, 2016 and December 31, 2015:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of July 2, 2016:
Patents	14	$12,770	$(11,607)	$1,163
Trademarks/Tradenames	12	117,321	(79,767)	37,554
Customer relationships	13	225,133	(148,741)	76,392
Other	5	5,573	(3,872)	1,701
Total intangible assets	12	$360,797	$(243,987)	$116,810

As of December 31, 2015:
Patents	14	$12,770	$(11,136)	$1,634
Trademarks/Tradenames	12	116,965	(76,249)	40,716
Customer relationships	13	217,709	(133,532)	84,177
Other	5	5,360	(3,503)	1,857
Total intangible assets	12	$352,804	$(224,420)	$128,384

Amortization expense for the three months ended July 2, 2016 and July 4, 2015 was $6.5 million and $6.3 million, respectively. Amortization expense for the six months ended July 2, 2016 and July 4, 2015 was $12.8 million and $12.5 million, respectively. Estimated amortization expense for the fiscal years 2016 through 2020 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2016 (remainder of year)	$12,000
2017	20,889
2018	20,049
2019	15,930
2020	11,284

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax is comprised of the following:

(Amounts in thousands)	For the three months ended		For the six months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net income (loss)	$41,646	$30,372	$14,069	$(18,487)
Foreign currency translation adjustment	584	276	5,357	(7,170)
Unrealized gain (loss) on derivative instruments	572	(1,131)	(1,149)	971
Comprehensive income (loss)	$42,802	$29,517	$18,277	$(24,686)

5.   LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at July 2, 2016 and December 31, 2015 consists of the following:

(Amounts in thousands)
	July 2, 2016	December 31, 2015
Senior secured asset based revolving credit facility	$—	$—
Term Loan due 2021, net of unamortized early tender premium,
discount, and debt issuance costs of $29,773 and $35,106, respectively	360,552	387,369
6.50% Senior notes due 2022, net of unamortized early tender premium,
discount, and debt issuance costs of $53,813 and $57,538, respectively	596,187	592,462
	$956,739	$979,831
Less current portion of long-term debt	(4,300)	(4,300)
	$952,439	$975,531

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

6.50% Senior Notes due 2022

On January 30, 2014, Ply Gem Industries issued $500.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the "6.50% Senior Notes") at par. On September 19, 2014, Ply Gem Industries issued an additional $150.0 million aggregate principal amount of 6.50% Senior Notes at an issue price of 93.25%. Interest accrues at 6.50% per annum and is paid semi-annually on February 1 and August 1 of each year. All issued and outstanding 6.50% Senior Notes are registered under the Securities Act. The 6.50% Senior Notes will mature on February 1, 2022.

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

In the absence of satisfying the consolidated interest coverage ratio test, Ply Gem Industries and its restricted subsidiaries may only incur additional debt under certain circumstances, including, but not limited to, debt under credit facilities (as defined in the indenture) (x) in an amount not to exceed the greater of (a) $350.0 million and (b) the borrowing base (as defined in the indenture) and (y) in an amount not to exceed the greater of (A) $575.0 million and (B) the aggregate amount of indebtedness (as defined in the indenture) that would cause the consolidated secured debt ratio (as defined in the indenture) to be equal to 4.00 to 1.00; purchase money indebtedness in an aggregate amount not to exceed the greater of (x) $35.0 million and (y) 10% of consolidated net tangible assets (as defined in the indenture) at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed the greater of (x) $60.0 million and (y) 15% of consolidated net tangible assets (as defined in the indenture) at any one time outstanding; debt pursuant to a general basket in an aggregate amount at any one time outstanding not to exceed the greater of (x) $75.0 million and (y) 20% of consolidated net tangible assets; and the refinancing of debt under certain circumstances.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of July 2, 2016, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 7.24% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2015, the Company's consolidated senior secured debt ratio was 1.97 and as a result no excess cash flow payment under the Term Loan Facility was required. However, the Company elected on March 10, 2016 to voluntarily prepay $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness. The Company also elected on August 4, 2016 to voluntarily prepay an additional $30.0 million on the Term Loan Facility to further reduce its outstanding indebtedness.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of July 2, 2016, the Company’s interest rate on the ABL Facility was approximately 1.88%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of July 2, 2016, Ply Gem Industries had approximately $339.4 million of contractual availability and approximately $257.9 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $10.6 million of letters of credit and priority payables reserves.

Loss on debt modification or extinguishment
During March 2016, the Company made a voluntarily payment of $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the Term Loan Facility. The Company performed an analysis to determine the proper accounting treatment for this voluntary payment by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payment. Consequently, the Company recognized a loss on debt modification or extinguishment of approximately $2.4 million for the six months ended July 2, 2016 reflecting the proportionate write-off of the related debt discount and debt issuance costs associated with the $30.0 million payment, as summarized in the table below.

(Amounts in thousands)	For the six months ended
	July 2, 2016	July 4, 2015
Loss on modification of debt:
Term Loan Facility unamortized discount	$1,915	$—
Term Loan Facility unamortized debt issuance costs	484	—
	2,399	—
Total loss on modification or extinguishment of debt	$2,399	$—

6.   PENSION PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended		For the six months ended
	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Service cost	$—	$—	$—	$—
Interest cost	486	502	972	1,004
Expected return on plan assets	(545)	(577)	(1,090)	(1,155)
Amortization of loss	354	296	708	593
Net periodic benefit expense	$295	$221	$590	$442

7.   COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets of approximately $1.5 million and $1.8 million at July 2, 2016 and December 31, 2015, respectively.  As of July 2, 2016 and December 31, 2015, the Company has recorded liabilities related to these indemnifications of approximately $0.5 million and $0.5 million, respectively, in current liabilities and $1.0 million and $1.3 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	July 2, 2016	December 31, 2015
Product claim liabilities	$138	$138
Multi-employer pension plan withdrawal liability	809	960
Other	529	664
	$1,476	$1,762

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of July 2, 2016 and December 31, 2015, warranty liabilities of approximately $16.1 million and $16.6 million, respectively, have been recorded in current liabilities and approximately $61.3 million and $59.9 million, respectively, have been recorded in long term liabilities in the Company's condensed consolidated balance sheets.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Balance, beginning of period	$77,461	$84,281	$76,562	$84,423
Acquisition - Canyon	—	100	—	100
Acquisition adjustments - Simonton	—	(8,002)	—	(8,002)
Warranty expense during period	6,143	6,994	10,802	10,886
Settlements made during period	(6,191)	(6,396)	(9,951)	(10,430)
Balance, end of period	$77,413	$76,977	$77,413	$76,977

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

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc., entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at July 2, 2016 and December 31, 2015.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc. Notwithstanding this indemnity, however, under applicable Federal and State laws, MW, and the Company as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the Company’s ability to seek indemnification from U.S. Industries, Inc. is limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of July 2, 2016, no recovery has been recognized on the Company’s condensed consolidated balance sheet, but the Company will actively pursue this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene (TCE)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy has responded to this request for information. Given the preliminary stage of this matter, the Company has not recorded a liability for this matter in its condensed consolidated balance sheet as of July 2, 2016. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify the Company with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.

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

As a result of the Vinyl Clad Settlement Agreement, the Company recognized a $5.0 million expense during the year ended December 31, 2014 within selling, general, and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss) in the Company's Windows and Doors segment. It is possible that the Company may incur costs in excess of the recorded amounts; however, the Company currently expects that the total net cost will not exceed $5.0 million. As of July 2, 2016, approximately $1.4 million of this liability is currently outstanding with $0.6 million as a current liability within accrued expenses and $0.8 million as a noncurrent liability within other long-term liabilities in the Company’s condensed consolidated balance sheet.

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

In re Ply Gem Holdings, Inc. Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s initial public offering ("IPO"). It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. On February 13, 2015, the defendants filed their motion to dismiss the complaint. On September 29, 2015, the District Court granted defendants’ motion to dismiss, but ruled that plaintiff could file an amended complaint. On November 6, 2015, plaintiff filed an amended complaint, and on January 13, 2016, the defendants filed their motion to dismiss this amended complaint. The District Court has not yet ruled on this motion. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. We believe the purported federal securities class action is without merit and will vigorously defend the lawsuit.

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

Other contingencies

The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of July 2, 2016.

8.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at July 2, 2016 and December 31, 2015:

(Amounts in thousands)	July 2, 2016	December 31, 2015
Insurance	$8,621	$9,347
Employee compensation and benefits	21,325	20,381
Sales and marketing	50,060	50,405
Product warranty	16,128	16,619
Accrued freight	2,060	1,445
Accrued interest	17,687	17,808
Accrued environmental liability	438	430
Accrued pension	647	647
Accrued sales returns and discounts	5,137	3,368
Accrued taxes	6,797	5,575
Litigation accrual	636	700
Other	23,506	26,237
	$153,042	$152,962

Other long-term liabilities consist of the following at July 2, 2016 and December 31, 2015:

(Amounts in thousands)	July 2, 2016	December 31, 2015
Insurance	$1,100	$1,237
Pension liabilities	14,912	15,033
Multi-employer pension withdrawal liability	809	960
Product warranty	61,285	59,943
Long-term product claim liability	138	138
Long-term environmental liability	1,183	1,211
Liabilities for tax uncertainties	2,991	2,866
Litigation accrual	810	829
Other	8,374	8,676
	$91,602	$90,893

Long-term incentive plan

The Company has a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize key employees. During the three months ended July 2, 2016 and July 4, 2015, the Company recognized a LTIP expense of $1.8 million and $0.7 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss).
During the six months ended July 2, 2016 and July 4, 2015, the Company recognized a LTIP expense of $3.5 million and $1.4 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The LTIP liability was $6.2 million and $5.9 million as of July 2, 2016 and December 31, 2015, respectively, of which $4.4 million and $3.1 million has been recorded within accrued expenses and $1.8 million and $2.8 million in other long-term liabilities in the condensed consolidated balance sheets as of July 2, 2016 and December 31, 2015, respectively.

Other liabilities

During the six months ended July 2, 2016 and July 4, 2015, the Company made approximately $0.5 million and $1.5 million, in cash payments on restructuring liabilities, respectively. These payments were for a restructuring and integration program implemented in Western Canada and general back office centralization efforts incurred as well as product simplification costs incurred for the entire Windows and Doors segment.

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
For the six months ended July 2, 2016, the Company's estimated annual effective income tax rate was approximately 2.1%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, and foreign income taxes. The effective tax rate including discrete items was 3.6%. The tax provision for the three months ended July 2, 2016 was approximately $2.0 million, and the tax benefit for the three months ended July 4, 2015 was approximately $1.5 million. The tax provision for the six months ended July 2, 2016 was approximately $0.5 million, and the tax benefit for the six months ended July 4, 2015 was approximately $3.9 million.
Valuation allowance
As of July 2, 2016, a full valuation allowance has been provided against certain deferred tax assets as it is currently deemed more likely than not that the benefit of such net tax assets will not be utilized. All of the Company's subsidiaries, excluding Mitten, are in a full valuation allowance position as of July 2, 2016 for federal and provincial income tax purposes as well as for state income tax purposes for certain domestic subsidiaries.
Due to recent cumulative losses incurred by the Company, management did not rely upon projections of future taxable income in assessing the recoverability of deferred tax assets. The Company currently has book goodwill of approximately $28.0 million that is not being amortized, which results in a deferred tax liability of approximately $6.9 million at July 2, 2016. The reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets. The Company continues to evaluate its ability to realize the net deferred tax assets and its estimates are subject to change.
For the year ending December 31, 2016, the Company may achieve a three-year cumulative income position on a consolidated basis.  If the Company achieves this income position during 2016, the Company will evaluate the need for a full, or partial valuation allowance.  All of the factors the Company considers in evaluating whether and when to release all or a portion of the deferred tax asset valuation allowance involve significant judgment.  We analyze all available positive and negative evidence in determining the continuing need for a valuation allowance.  This evaluation considers, among other factors, historical operating results, forecasts of future profitability, and the duration of statutory carryforward periods.  One of the primary pieces of negative evidence we consider is the cumulative losses we have incurred in recent years, including being in a three-year cumulative pre-tax loss position at December 31, 2015.  Other negative evidence includes a U.S. macroeconomic environment that endured challenges and uncertainties within the cyclical homebuilding industry for new construction and repair and remodeling.  However, the amount of negative evidence has lessened in recent periods as positive evidence has developed, including our financial results and the outlook for the new construction and repair and remodeling markets.  If current business trends continue, including continued improvements in the new construction and repair and remodeling markets, and we continue to be profitable, we believe that there could be sufficient positive evidence to support reducing a significant portion of the federal valuation allowance and a portion of certain state valuation allowances during the second half of 2016.

Tax uncertainties
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. Certain income tax returns are currently under examination by various taxing authorities. During the six months ended July 2, 2016, approximately $0.1 million of interest expense was recorded on the remaining uncertain tax positions. The Company made no other adjustments to the tax reserves or penalties during the six months ended July 2, 2016.
The liability for unrecognized tax benefits as of July 2, 2016 was approximately $3.0 million and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet. The corresponding amount of gross unrecognized tax benefit was approximately $15.9 million. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets related to net operating losses in accordance with ASC 740 in addition to accrued penalties and interest.
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
The Company estimates that the total anticipated amount of future payments under the Tax Receivable Agreement could be up to approximately $100.0 million assuming no material changes in the relevant tax law, that the Company earns sufficient taxable income to utilize the net operating loss carry forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability. Future changes in the Company's full valuation allowance position including the reversal of all or a portion of the Company's valuation allowance could accelerate the expense recognition for the Tax Receivable Agreement liability up to the approximate $100.0 million cumulative liability estimate.
As of July 2, 2016 and December 31, 2015, the Company had a long-term liability of approximately $39.2 million and $20.8 million, respectively, and a current liability of $3.0 million and $3.0 million, respectively for the amount due pursuant to the Tax Receivable Agreement related to NOL carryovers. The Company recognized a $0.2 million expense and $2.0 million benefit for this liability during the three months ended July 2, 2016 and July 4, 2015, respectively. The Company recognized a $18.4 million and $15.2 million expense for this liability during the six months ended July 2, 2016 and July 4, 2015, respectively.

Other
As of July 2, 2016, the Company has not established U.S. deferred taxes on unremitted earnings of the Company’s foreign subsidiaries. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently reinvested.
10.   STOCK-BASED COMPENSATION

A rollforward of stock options outstanding during the six months ended July 2, 2016 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2016	2,613,793	$13.75	5.22
Granted	—	—	—
Exercised	(58,285)	6.34	—
Forfeited or expired	—	—	—
Balance at July 2, 2016	2,555,508	$13.92	4.80

As of July 2, 2016, 2,323,022 options were 100% vested.  At July 2, 2016, the Company had approximately $1.0 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.50 years.  The Company recorded compensation expense of $0.2 million and $0.5 million for the three months ended July 2, 2016 and July 4, 2015, respectively, and $0.4 million and $1.0 million for the six months ended July 2, 2016 and July 4, 2015, respectively, related to stock option grants.

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

During December 2015, the Company issued an aggregate of 25,664 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares will vest over the 2016 calendar year and the Company will expense these items as compensation expense ratably during 2016. During the three and six months ended July 2, 2016, the Company expensed approximately $0.1 million and $0.2 million, respectively, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

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

Following is a summary of the Company’s segment information:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
Net sales
Siding, Fencing and Stone	$244,411	$238,573	$420,787	$395,015
Windows and Doors	266,134	263,761	498,372	483,367
	$510,545	$502,334	$919,159	$878,382
Operating earnings (loss)
Siding, Fencing and Stone	$51,305	$44,687	$71,678	$55,008
Windows and Doors	18,001	9,580	16,751	(6,826)
Unallocated	(7,124)	(8,603)	(16,671)	(16,568)
	$62,182	$45,664	$71,758	$31,614

	Total assets as of
	July 2, 2016	December 31, 2015
Total assets
Siding, Fencing and Stone	$709,047	$664,053
Windows and Doors	512,928	498,994
Unallocated	70,644	103,525
	$1,292,619	$1,266,572

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

13.   GUARANTOR/NON-GUARANTOR

The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of July 2, 2016 and December 31, 2015, and for the three and six months ended July 2, 2016 and July 4, 2015.  The non-guarantor information presented represents our Canadian subsidiaries: Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended July 2, 2016
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$457,654	$52,891	$—	$510,545
Cost of products sold	—	—	334,668	40,588	—	375,256
Gross profit	—	—	122,986	12,303	—	135,289
Operating expenses:
Selling, general and
administrative expenses	—	7,124	48,268	11,256	—	66,648
Intercompany administrative
charges	—	—	10,736	549	(11,285)	—
Amortization of intangible assets	—	—	5,373	1,086	—	6,459
Total operating expenses	—	7,124	64,377	12,891	(11,285)	73,107
Operating earnings (loss)	—	(7,124)	58,609	(588)	11,285	62,182
Foreign currency gain	—	—	—	255	—	255
Intercompany interest	—	15,928	(15,213)	(715)	—	—
Interest expense	—	(18,534)	—	—	—	(18,534)
Interest income	—	1	4	4	—	9
Tax receivable agreement liability adjustment	—	(241)	—	—	—	(241)
Intercompany administrative income	—	11,285	—	—	(11,285)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	1,315	43,400	(1,044)	—	43,671
Equity in subsidiaries' income (loss)	41,646	40,331	—	—	(81,977)	—
Income (loss) before provision
for income taxes	41,646	41,646	43,400	(1,044)	(81,977)	43,671
Provision for income taxes	—	—	1,161	864	—	2,025
Net income (loss)	$41,646	$41,646	$42,239	$(1,908)	$(81,977)	$41,646

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	584	—	584
Unrealized gain on derivative instrument	—	—	—	572	—	572
Total comprehensive income (loss)	$41,646	$41,646	$42,239	$(752)	$(81,977)	$42,802

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended July 4, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$438,259	$64,075	$—	$502,334
Cost of products sold	—	—	330,130	47,461	—	377,591
Gross profit	—	—	108,129	16,614	—	124,743
Operating expenses:
Selling, general and
administrative expenses	—	8,603	48,875	15,318	—	72,796
Intercompany administrative
charges	—	—	6,172	1,572	(7,744)	—
Amortization of intangible assets	—	—	5,134	1,149	—	6,283
Total operating expenses	—	8,603	60,181	18,039	(7,744)	79,079
Operating earnings (loss)	—	(8,603)	47,948	(1,425)	7,744	45,664
Foreign currency loss	—	—	—	(98)	—	(98)
Intercompany interest	—	15,809	(14,760)	(1,049)	—	—
Interest expense	—	(18,699)	—	—	—	(18,699)
Interest income	—	1	11	5	—	17
Tax receivable agreement liability adjustment	—	2,006	—	—	—	2,006
Intercompany administrative income	—	7,744	—	—	(7,744)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(1,742)	33,199	(2,567)	—	28,890
Equity in subsidiaries' income (loss)	30,372	32,114	—	—	(62,486)	—
Income (loss) before provision (benefit)
for income taxes	30,372	30,372	33,199	(2,567)	(62,486)	28,890
Provision (benefit) for income taxes	—	—	(1,791)	309	—	(1,482)
Net income (loss)	$30,372	$30,372	$34,990	$(2,876)	$(62,486)	$30,372

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	276	—	276
Unrealized loss on derivative instrument	—	—	—	(1,131)	—	(1,131)
Total comprehensive income (loss)	$30,372	$30,372	$34,990	$(3,731)	$(62,486)	$29,517

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended July 2, 2016
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$827,168	$91,991	$—	$919,159
Cost of products sold	—	—	624,540	72,629	—	697,169
Gross profit	—	—	202,628	19,362	—	221,990
Operating expenses:
Selling, general and
administrative expenses	—	16,671	97,291	23,421	—	137,383
Intercompany administrative
charges	—	—	18,539	2,222	(20,761)	—
Amortization of intangible assets	—	—	10,667	2,182	—	12,849
Total operating expenses	—	16,671	126,497	27,825	(20,761)	150,232
Operating earnings (loss)	—	(16,671)	76,131	(8,463)	20,761	71,758
Foreign currency gain	—	—	—	839	—	839
Intercompany interest	—	31,861	(29,924)	(1,937)	—	—
Interest expense	—	(37,225)	—	(1)	—	(37,226)
Interest income	—	3	6	10	—	19
Loss on modification or
extinguishment of debt	—	(2,399)	—	—	—	(2,399)
Tax receivable agreement liability adjustment	—	(18,391)	—	—	—	(18,391)
Intercompany administrative income	—	20,761	—	—	(20,761)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(22,061)	46,213	(9,552)	—	14,600
Equity in subsidiaries' income (loss)	14,069	36,130	—	—	(50,199)	—
Income (loss) before provision (benefit)
for income taxes	14,069	14,069	46,213	(9,552)	(50,199)	14,600
Provision (benefit) for income taxes	—	—	634	(103)	—	531
Net income (loss)	$14,069	$14,069	$45,579	$(9,449)	$(50,199)	$14,069

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	5,357	—	5,357
Unrealized gain on derivative instrument	—	—	—	(1,149)	—	(1,149)
Total comprehensive income (loss)	$14,069	$14,069	$45,579	$(5,241)	$(50,199)	$18,277

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended July 4, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$765,650	$112,732	$—	$878,382
Cost of products sold	—	—	606,574	86,784	—	693,358
Gross profit	—	—	159,076	25,948	—	185,024
Operating expenses:
Selling, general and
administrative expenses	—	16,568	94,779	29,581	—	140,928
Intercompany administrative
charges	—	—	14,946	2,722	(17,668)	—
Amortization of intangible assets	—	—	10,118	2,364	—	12,482
Total operating expenses	—	16,568	119,843	34,667	(17,668)	153,410
Operating earnings (loss)	—	(16,568)	39,233	(8,719)	17,668	31,614
Foreign currency loss	—	—	—	(1,032)	—	(1,032)
Intercompany interest	—	31,592	(29,721)	(1,871)	—	—
Interest expense	—	(37,784)	1	(9)	—	(37,792)
Interest income	—	2	13	11	—	26
Tax receivable agreement liability adjustment	—	(15,179)	—	—	—	(15,179)
Intercompany administrative income	—	17,668	—	—	(17,668)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(20,269)	9,526	(11,620)	—	(22,363)
Equity in subsidiaries' income (loss)	(18,487)	1,782	—	—	16,705	—
Income (loss) before benefit
for income taxes	(18,487)	(18,487)	9,526	(11,620)	16,705	(22,363)
Benefit for income taxes	—	—	(3,371)	(505)	—	(3,876)
Net income (loss)	$(18,487)	$(18,487)	$12,897	$(11,115)	$16,705	$(18,487)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(7,170)	—	(7,170)
Unrealized gain on derivative instrument	—	—	—	971	—	971
Total comprehensive income (loss)	$(18,487)	$(18,487)	$12,897	$(17,314)	$16,705	$(24,686)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of July 2, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$63,973	$(8,434)	$8,912	$—	$64,451
Accounts receivable, net	—	—	232,756	28,414	—	261,170
Inventories:
Raw materials	—	—	63,547	5,436	—	68,983
Work in process	—	—	24,131	1,671	—	25,802
Finished goods	—	—	51,070	14,851	—	65,921
Total inventory	—	—	138,748	21,958	—	160,706
Prepaid expenses and other
current assets	—	1,346	19,820	2,713	—	23,879
Deferred income taxes	—	—	13,659	46	—	13,705
Total current assets	—	65,319	396,549	62,043	—	523,911
Investments in subsidiaries	(57,570)	(230,693)	—	—	288,263	—
Property and Equipment, at cost:
Land	—	—	7,436	792	—	8,228
Buildings and improvements	—	—	62,543	4,583	—	67,126
Machinery and equipment	—	1,671	378,904	18,942	—	399,517
	—	1,671	448,883	24,317	—	474,871
Less accumulated depreciation	—	(590)	(300,611)	(9,984)	—	(311,185)
Total property and equipment, net	—	1,081	148,272	14,333	—	163,686
Other Assets:
Intangible assets, net	—	—	101,687	15,123	—	116,810
Goodwill	—	—	449,366	30,412	—	479,778
Intercompany note receivable	—	1,135,073	—	—	(1,135,073)	—
Other	—	4,244	4,190	—	—	8,434
Total other assets	—	1,139,317	555,243	45,535	(1,135,073)	605,022
	$(57,570)	$975,024	$1,100,064	$121,911	$(846,810)	$1,292,619

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$249	$70,404	$12,276	$—	$82,929
Accrued expenses	—	23,134	110,871	19,037	—	153,042
Current portion of payable to related
parties pursuant to tax receivable agreement	—	3,005	—	—	—	3,005
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	30,688	181,275	31,313	—	243,276
Deferred income taxes	—	—	19,635	4,035	—	23,670
Intercompany note payable	—	—	1,026,902	108,171	(1,135,073)	—
Long-term portion of payable to related
parties pursuant to tax receivable agreement	—	39,202	—	—	—	39,202
Other long-term liabilities	—	10,265	77,085	4,252	—	91,602
Long-term debt, less current portion	—	952,439	—	—	—	952,439
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	682	682	—	—	(682)	682
Additional paid-in-capital	750,261	750,261	350,526	25,502	(1,126,289)	750,261
(Accumulated deficit) retained earnings	(776,155)	(776,155)	(539,385)	(34,995)	1,350,535	(776,155)
Accumulated other
comprehensive loss	(32,358)	(32,358)	(15,974)	(16,367)	64,699	(32,358)
Total stockholders' (deficit) equity	(57,570)	(57,570)	(204,833)	(25,860)	288,263	(57,570)
	$(57,570)	$975,024	$1,100,064	$121,911	$(846,810)	$1,292,619

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$94,692	$(4,944)	$19,677	$—	$109,425
Accounts receivable, net	—	—	172,560	22,605	—	195,165
Inventories:
Raw materials	—	—	58,400	5,602	—	64,002
Work in process	—	—	23,126	2,193	—	25,319
Finished goods	—	—	47,946	13,136	—	61,082
Total inventory	—	—	129,472	20,931	—	150,403
Prepaid expenses and other
current assets	—	944	20,310	3,393	—	24,647
Deferred income taxes	—	—	11,255	6	—	11,261
Total current assets	—	95,636	328,653	66,612	—	490,901
Investments in subsidiaries	(76,813)	(245,265)	—	—	322,078	—
Property and Equipment, at cost:
Land	—	—	7,436	739	—	8,175
Buildings and improvements	—	—	61,883	4,438	—	66,321
Machinery and equipment	—	4,813	364,093	16,844	—	385,750
	—	4,813	433,412	22,021	—	460,246
Less accumulated depreciation	—	(1,755)	(288,542)	(8,946)	—	(299,243)
Total property and equipment, net	—	3,058	144,870	13,075	—	161,003
Other Assets:
Intangible assets, net	—	—	112,173	16,211	—	128,384
Goodwill	—	—	449,366	28,373	—	477,739
Intercompany note receivable	—	1,104,510	—	—	(1,104,510)	—
Other	—	4,831	3,714	—	—	8,545
Total other assets	—	1,109,341	565,253	44,584	(1,104,510)	614,668
	$(76,813)	$962,770	$1,038,776	$124,271	$(782,432)	$1,266,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$235	$60,655	$13,606	$—	$74,496
Accrued expenses	—	24,512	113,051	15,399	—	152,962
Current portion of payable to related
parties pursuant to tax receivable agreement	—	3,005	—	—	—	3,005
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	32,052	173,706	29,005	—	234,763
Deferred income taxes	—	—	17,470	3,917	—	21,387
Intercompany note payable	—	—	1,002,447	102,063	(1,104,510)	—
Long-term portion of payable to related
parties pursuant to tax receivable agreement	—	20,811	—	—	—	20,811
Other long-term liabilities	—	11,189	75,911	3,793	—	90,893
Long-term debt	—	975,531	—	—	—	975,531
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	681	681	—	—	(681)	681
Additional paid-in-capital	749,296	749,296	370,180	31,611	(1,151,087)	749,296
(Accumulated deficit) retained earnings	(790,224)	(790,224)	(584,964)	(25,546)	1,400,734	(790,224)
Accumulated other
comprehensive income (loss)	(36,566)	(36,566)	(15,974)	(20,572)	73,112	(36,566)
Total stockholders' (deficit) equity	(76,813)	(76,813)	(230,758)	(14,507)	322,078	(76,813)
	$(76,813)	$962,770	$1,038,776	$124,271	$(782,432)	$1,266,572

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 2, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$14,069	$14,069	$45,579	$(9,449)	$(50,199)	$14,069
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	88	24,908	3,347	—	28,343
Non-cash restructuring costs	—	—	—	480	—	480
Non-cash interest expense, net	—	6,960	—	—	—	6,960
Gain on foreign currency transactions	—	—	—	(839)	—	(839)
Loss on modification or extinguishment of debt	—	2,399	—	—	—	2,399
Stock based compensation	—	596	—	—	—	596
Deferred income taxes	—	—	(240)	(151)	—	(391)
Tax receivable agreement liability adjustment	—	18,391	—	—	—	18,391
Increase in tax uncertainty,
net of valuation allowance	—	—	125	—	—	125
Equity in subsidiaries' net income (loss)	(14,069)	(36,130)	—	—	50,199	—
Other	—	—	(5)	—	—	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(61,978)	(3,911)	—	(65,889)
Inventories	—	—	(10,771)	454	—	(10,317)
Prepaid expenses and other assets	—	(117)	(216)	80	—	(253)
Accounts payable	—	14	6,115	2,237	—	8,366
Accrued expenses	—	(2,255)	4,736	(2,061)	—	420
Cash payments on restructuring liabilities	—	—	(112)	(435)	—	(547)
Other	—	—	—	(478)	—	(478)
Net cash provided by (used in)
operating activities	—	4,015	8,141	(10,726)	—	1,430
Cash flows from investing activities:
Capital expenditures	—	(1,134)	(14,950)	(1,487)	—	(17,571)
Proceeds from sale of assets	—	—	57	90	—	147
Net cash used in
investing activities	—	(1,134)	(14,893)	(1,397)	—	(17,424)
Cash flows from financing activities:
Net revolver borrowings	—	—	—	—	—	—
Payments on long-term debt	—	(32,150)	—	—	—	(32,150)
Proceeds from exercises of employee stock options	—	369	—	—	—	369
Proceeds from intercompany
investment	—	(1,819)	3,262	(1,443)	—	—
Net cash provided by (used in)
financing activities	—	(33,600)	3,262	(1,443)	—	(31,781)
Impact of exchange rate movements on cash	—	—	—	2,801	—	2,801
Net decrease in cash
and cash equivalents	—	(30,719)	(3,490)	(10,765)	—	(44,974)
Cash and cash equivalents at the
beginning of the period	—	94,692	(4,944)	19,677	—	109,425
Cash and cash equivalents at the end
of the period	$—	$63,973	$(8,434)	$8,912	$—	$64,451

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 4, 2015
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(18,487)	$(18,487)	$12,897	$(11,115)	$16,705	$(18,487)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	200	25,520	3,677	—	29,397
Fair-value premium on purchased inventory	—	—	54	—	—	54
Non-cash restructuring expense	—	—	—	805	—	805
Non-cash interest expense, net	—	6,661	—	—	—	6,661
Loss on foreign currency transactions	—	—	—	1,032	—	1,032
Stock based compensation	—	1,145	—	—	—	1,145
Deferred income taxes	—	—	(3,256)	—	—	(3,256)
Tax receivable agreement liability adjustment	—	15,179	—	—	—	15,179
Increase in tax uncertainty,
net of valuation allowance	—	—	147	—	—	147
Equity in subsidiaries' net income (loss)	18,487	(1,782)	—	—	(16,705)	—
Other	—	—	(57)	—	—	(57)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(64,652)	(3,913)	—	(68,565)
Inventories	—	—	10,777	(409)	—	10,368
Prepaid expenses and other assets	—	463	2,478	(1,227)	—	1,714
Accounts payable	—	(116)	12,975	(3,717)	—	9,142
Accrued expenses	—	(4,360)	4,787	(3,362)	—	(2,935)
Cash payments on restructuring liabilities	—	—	(375)	(1,075)	—	(1,450)
Other	—	(15)	(269)	—	—	(284)
Net cash provided by (used in)
operating activities	—	(1,112)	1,026	(19,304)	—	(19,390)
Cash flows from investing activities:
Acquisitions	—	—	(21,000)	—	—	(21,000)
Capital expenditures	—	(539)	(11,254)	(1,573)	—	(13,366)
Proceeds from sale of assets	—	—	73	19	—	92
Net cash used in
investing activities	—	(539)	(32,181)	(1,554)	—	(34,274)
Cash flows from financing activities:
Net revolver borrowings	—	60,000	—	—	—	60,000
Payments on long-term debt	—	(2,150)	—	—	—	(2,150)
Proceeds from exercises of employee stock options	—	648	—	—	—	648
Proceeds from intercompany
investment	—	(53,976)	32,506	21,470	—	—
Net cash provided by
financing activities	—	4,522	32,506	21,470	—	58,498
Impact of exchange rate movement
on cash	—	—	—	(2,130)	—	(2,130)
Net increase (decrease) in cash
and cash equivalents	—	2,871	1,351	(1,518)	—	2,704
Cash and cash equivalents at the
beginning of the period	—	23,555	(5,845)	15,452	—	33,162
Cash and cash equivalents at the end
of the period	$—	$26,426	$(4,494)	$13,934	$—	$35,866

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

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 48% and 52% of our net sales, respectively, for the three months ended July 2, 2016.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer, roofing, and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

Prior to January 11, 2010, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Investment Holdings, which was a wholly owned subsidiary of Ply Gem Prime.  On January 11, 2010, Ply Gem Investment Holdings merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation.  In May 2013, as part of the reorganization in connection with our initial public offering ("IPO"), Ply Gem Prime merged with and into us. The Company issued 18,157,895 shares of common stock at its IPO and received gross proceeds of approximately $381.3 million.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  We periodically evaluate these estimates and judgments based on available information and experience.  Actual results could differ from our estimates under different assumptions and conditions.  If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.  For more information regarding our critical accounting policies and estimates please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies contained in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 1 to our consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

 Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations and comprehensive income (loss) included in this report.

	For the three months ended		For the six months ended
(Amounts in thousands)	July 2, 2016	July 4, 2015	July 2, 2016	July 4, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$244,411	$238,573	$420,787	$395,015
Windows and Doors	266,134	263,761	498,372	483,367
Operating earnings (loss)
Siding, Fencing and Stone	51,305	44,687	71,678	55,008
Windows and Doors	18,001	9,580	16,751	(6,826)
Unallocated	(7,124)	(8,603)	(16,671)	(16,568)
Foreign currency gain (loss)
Siding, Fencing and Stone	129	(8)	203	(261)
Windows and Doors	126	(90)	636	(771)
Interest income (expense), net
Siding, Fencing and Stone	6	9	9	3
Windows and Doors	2	7	6	13
Unallocated	(18,533)	(18,698)	(37,222)	(37,782)
Income tax benefit (provision)
Unallocated	(2,025)	1,482	(531)	3,876
Tax Receivable Agreement liability adjustment
Unallocated	(241)	2,006	(18,391)	(15,179)
Loss on modification or
extinguishment of debt
Unallocated	—	—	(2,399)	—

Net income (loss)	$41,646	$30,372	$14,069	$(18,487)

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	July 2, 2016		July 4, 2015
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$244,411	100.0%	$238,573	100.0%
Gross profit	77,747	31.8%	70,700	29.6%
SG&A expense	23,067	9.4%	22,821	9.6%
Amortization of intangible assets	3,375	1.4%	3,192	1.3%
Operating earnings	51,305	21.0%	44,687	18.7%
Currency transaction gain (loss)	129	0.1%	(8)	—%

Net Sales

Net sales for the three months ended July 2, 2016 increased $5.8 million or 2.4% as compared to the three months ended July 4, 2015. The 2.4% net sales increase was driven by a $9.5 million net sales increase or 4.6% in the U.S. market partially offset by a net sales decrease of $3.7 million or 10.8% in Canada. In the U.S. market, the 4.6% net sales increase for the three months ended July 2, 2016 was driven by improved U.S. market demand for our products, new business wins, and $5.2 million of net sales attributed to our Canyon Stone acquisition, which was completed on May 29, 2015. Excluding Canyon Stone, our net sales increase in the U.S. market would have increased 2.1% for the three months ended July 2, 2016 compared to the three months ended July 4, 2015. Our net sales growth in the U.S. market resulted from increased unit sales of approximately 4.9% partially offset by lower average selling prices of approximately 5.3% that were reduced in response to lower raw material costs experienced during the three months ended July 2, 2016 as compared to the three months ended July 4, 2015. The lower average selling prices for our products negatively impacted our net sales by approximately $13.0 million during the three months ended July 2, 2016 as compared to the three months ended July 4, 2015. The positive demand factors in the U.S. market were partially offset by continued weaker market demand in Canada as well as $1.8 million of negative foreign currency attributed to our Canadian net sales. Market demand in Canada has been negatively impacted by declining energy prices, particularly in Western Canada, where housing starts have declined significantly in Alberta and Saskatchewan.

Our building products are typically installed on a new construction home 90 to 120 days after the start of the home. According to the U.S. Census Bureau, single family housing starts increased 14.9% during the first six months of 2016 on a lag effected basis reflecting improved market conditions indicative of favorable weather conditions specifically in the first quarter which pulled forwarded net sales while dampening net sales for the second quarter. These favorable winter weather conditions in 2016 resulted in our 12.7% net sales increase for the three months ended April 2, 2016 reflecting the pulled forward net sales into the first quarter as the lag effected single family housing starts increase was only 7.8% for the first quarter of 2016. In addition to the new construction market improvement, remodeling activity, according to the Leading Indicator of Remodeling Activity (“LIRA”), reflected the 2016 second quarter trailing twelve months increasing 5.3% compared to the prior year period. The improvement in single family housing starts and remodeling expenditures is evidenced by the Vinyl Siding Institute reporting that U.S. vinyl siding industry shipments increased 3.0% while shipments in Canada were down 10.3% for the second quarter of 2016 relative to the same period in 2015 compared to our U.S. vinyl industry shipments 7.7% increase and our Canadian 6.0% decrease, respectively.

The improved U.S. market conditions drove our 2.4% net sales increase during the three months ended July 2, 2016, however, our sales also benefited from our new business wins which is demonstrated by the improvement in our U.S. vinyl siding market position which increased from 37.8% to 39.5% for the comparable three month period, while our share of the Canadian vinyl siding market improved from 31.4% to 32.9% for the comparable three month period.

For the three months ended July 2, 2016 and July 4, 2015, the percentage of net sales in vinyl siding and metal accessories represented approximately 57.5% and 25.0% and 61.6% and 23.9%, respectively, with our net sales of other products comprising approximately 17.5% and 14.5%. The net sales increase in other products resulted from the acquisition of Canyon Stone, which specializes in manufactured stone and contributed net sales of $8.4 million during the three months ended July 2, 2016.

Gross Profit

Gross profit for the three months ended July 2, 2016 increased $7.0 million or 10.0% as compared to the three months ended July 4, 2015. The gross profit increase for the three months ended July 2, 2016 resulted from the 2.4% net sales increase and included approximately $1.6 million of gross profit from our Canyon Stone acquisition, which was completed on May 29, 2015. The higher sales volumes experienced in the U.S. during the three months ended July 2, 2016 enabled us to increase our operating leverage relative to the three months ended July 4, 2015. In addition, we continued to experience favorable material cost pricing during the three months ended July 2, 2016 relative to the three months ended July 4, 2015 specifically for aluminum. The Midwest Ingot price of aluminum decreased approximately 14.3% during the three months ended July 2, 2016 relative to the three months ended July 4, 2015 partially offset by PVC resin which increased approximately 3.6% during the same period. This favorable net material cost pricing increased gross profit by approximately $14.7 million during the three months ended July 2, 2016 relative to the three months ended July 4, 2015. As a result of this favorable material cost pricing, we experienced lower average selling prices for the three months ended July 2, 2016 as compared to the three months ended July 4, 2015 of approximately 5.3% which partially offset the favorable material costing impact on gross profit. In addition, our Canadian gross profit declined 22.5% or $2.3 million during the three months ended July 2, 2016 relative to the three months ended July 4, 2015 based on an unfavorable foreign currency impact of $0.5 million as well as declining Canadian economic conditions prevalent in Western Canada which are heavily dependent on energy prices to sustain their economy.

As a percentage of net sales, gross profit increased from 29.6% for the three months ended July 4, 2015 to 31.8% for the three months ended July 2, 2016 excluding the impact of the Canyon Stone acquisition. The 220 basis point increase for the three months ended July 2, 2016 resulted from improved operating leverage from the 2.4% net sales increase as well as favorable material cost pricing and freight expense partially offset by lower average sales prices and product mix and an unfavorable foreign currency impact from a weakening Canadian dollar as well as weakening demand in Canada.

Selling, general and administrative expenses

SG&A expense for the three months ended July 2, 2016 increased $0.2 million or 1.1% as compared to the three months ended July 4, 2015. Excluding the impact of the Canyon Stone acquisition which was completed on May 29, 2015 and incurred SG&A expense of approximately $1.0 million, SG&A expense reflects a modest decrease of $0.8 million or 3.3%.

Excluding Canyon Stone, SG&A expense decreased from 9.6% for the three months ended July 4, 2015 to 9.2% for the three months ended July 2, 2016. The decrease reflects improved leverage on the fixed component of our SG&A expense relative to the net sales increase.

Amortization of intangible assets

Amortization expense for the three months ended July 2, 2016 increased $0.2 million or 5.7% compared to the three months ended July 4, 2015. The $0.2 million increase can be attributed to the Canyon Stone acquisition which was completed on May 29, 2015 and incurred amortization expense of $0.2 million. Excluding Canyon Stone, amortization expense would have decreased a nominal 0.9%.

As a percentage of net sales excluding the impact of Canyon Stone, amortization expense as a percentage of net sales was consistent at 1.3% for the three months ended July 2, 2016 and the three months ended July 4, 2015.

Currency transaction gain (loss)

The currency transaction gain for the three months ended July 2, 2016 was $0.1 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction loss for the three months ended July 4, 2015 was a nominal $0.0 million resulting from the fluctuation in the Canadian dollar during the period.

	For the six months ended
(Amounts in thousands)	July 2, 2016		July 4, 2015
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$420,787	100.0%	$395,015	100.0%
Gross profit	124,011	29.5%	105,471	26.7%
SG&A expense	45,657	10.9%	44,195	11.2%
Amortization of intangible assets	6,676	1.6%	6,268	1.6%
Operating earnings	71,678	17.0%	55,008	13.9%
Currency transaction gain (loss)	203	—%	(261)	(0.1)%

Net Sales

Net sales for the six months ended July 2, 2016 increased $25.8 million or 6.5% as compared to the six months ended July 4, 2015. The 6.5% net sales increase was driven by a $29.5 million net sales increase or 8.6% in the U.S. market partially offset by a net sales decrease of $3.7 million or 7.0% for Canada. In the U.S. market, the 8.6% net sales increase for the six months ended July 2, 2016 was driven by improved U.S. market demand for our products, new business wins, and $11.7 million of net sales attributed to our Canyon Stone acquisition, which was completed on May 29, 2015. Excluding Canyon Stone, our net sales in the U.S. market would have increased 5.2% for the six months ended July 2, 2016 compared to the six months ended July 4, 2015. Our net sales growth in the U.S. market resulted from increased unit sales of approximately 7.6% partially offset by lower average selling prices of approximately 3.5% that were reduced in response to lower raw material input costs experienced during the six months ended July 2, 2016 as compared to the six months ended July 4, 2015. The lower average selling prices for our products negatively impacted our net sales by approximately $20.3 million during the six months ended July 2, 2016 as compared to the six months ended July 4, 2015. The positive demand factors in the U.S. market were partially offset by continued weaker market demand in Canada as well as $3.7 million of negative foreign currency attributed to our Canadian net sales. Market demand in Canada has been negatively impacted by declining energy prices particularly in Western Canada where housing starts have declined significantly in Alberta (31.0%) and Saskatchewan (30.0%).

Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, single family housing starts commencing in the period from September 2015 to March of 2016 directly impacts the demand for our products in the six months ended July 2, 2016. According to the U.S. Census Bureau, single family housing starts increased 14.9% during this lag effected time period reflecting improved market conditions. These U.S. increases in single family starts on a lag effected basis resulted in the 8.6% net sales increase during the six months ended July 2, 2016 compared to the six months ended July 4, 2015. In addition to the new construction market improvement, remodeling activity, according to the Leading Indicator of Remodeling Activity (“LIRA”), reflected the 2016 second quarter trailing twelve months increasing 5.3% compared to the prior year period. Since our segment is heavily weighted to the repair and remodeling market, the blended increase of 5.3% combined with the new construction increase of 14.9% is comparable on a weighted average basis to our overall U.S. net sales increase of 8.6%. The improvement in single family housing starts and remodeling expenditures is evidenced by the Vinyl Siding Institute reporting that U.S. vinyl siding industry shipments increased 8.6% while shipments in Canada were down 8.7% for the first six months of 2016 relative to the same period in 2015 compared to our vinyl industry shipments increase of 11.9% in the U.S. and our decrease in Canada of 3.0%, respectively.

The improved U.S. market conditions drove our 6.5% net sales increase during the six months ended July 2, 2016, however, our sales also benefited from our new business wins which we believe is demonstrated by the improvement in our U.S. market position in vinyl siding which increased from 38.3% to 39.4% for the comparable six month period, while our share of the Canadian vinyl siding market improved from 28.0% to 29.8% for the comparable six month period.

For the six months ended July 2, 2016 and July 4, 2015, the percentage of net sales in vinyl siding and metal accessories represented approximately 57.8% and 24.8% and 61.5% and 24.4%, respectively, with our net sales of other products comprising approximately 17.4% and 14.1%. The net sales increase in other products resulted from the acquisition of Canyon Stone, which specializes in manufactured stone and contributed net sales of $11.7 million during the six months ended July 2, 2016.

Gross Profit

Gross profit for the six months ended July 2, 2016 increased $18.5 million or 17.6% as compared to the six months ended July 4, 2015. The gross profit increase for the six months ended July 2, 2016 resulted from the 6.5% net sales increase and included approximately $3.4 million of gross profit from our Canyon Stone acquisition, which was completed on May 29, 2015. The higher sales volumes experienced in the U.S. during the six months ended July 2, 2016 enabled us to increase our operating leverage relative to the six months ended July 4, 2015. In addition, we continued to experience favorable material cost pricing during the six months ended July 2, 2016 relative to the six months ended July 4, 2015 specifically for aluminum. The Midwest Ingot price of aluminum decreased approximately 20.3% during the six months ended July 2, 2016 relative to the six months ended July 4, 2015 partially offset by PVC resin which increased approximately 1.4% during the same period. This favorable net material cost pricing increased gross profit by approximately $26.0 million during the six months ended July 2, 2016 relative to the six months ended July 4, 2015. As a result of this favorable material cost pricing, we did experience lower average selling prices for the six months ended July 2, 2016 as compared to the six months ended July 4, 2015 of approximately 3.5% which partially offset the favorable material costing impact on gross profit. In addition, our Canadian gross profit declined 21.2% or $3.4 million during the six months ended July 2, 2016 relative to the six months ended July 4, 2015 based on an unfavorable foreign currency impact of $1.0 million as well as the declining Canadian economic conditions prevalent in Western Canada which are heavily dependent on energy prices to sustain their economy.

As a percentage of net sales, gross profit increased from 26.7% for the six months ended July 4, 2015 to 29.5% for the six months ended July 2, 2016 excluding the impact of the Canyon Stone acquisition. The 280 basis point increase for the six months ended July 2, 2016 resulted from improved operating leverage from the 6.5% net sales increase as well as favorable material cost pricing and freight expense partially offset by lower average sales prices and an unfavorable foreign currency impact from a weakening Canadian dollar as well as weakening demand in Canada.

Selling, general and administrative expenses

SG&A expense for the six months ended July 2, 2016 increased $1.5 million or 3.3% as compared to the six months ended July 4, 2015. Excluding the impact of the Canyon Stone acquisition which was completed on May 29, 2015 and incurred SG&A expense of approximately $2.6 million, SG&A expense decreased a nominal $1.1 million or 2.6%.

As a percentage of net sales excluding Canyon Stone, SG&A expense decreased from 11.2% for the six months ended July 4, 2015 to 10.5% for the six months ended July 2, 2016. The decrease reflects improved leverage on the fixed component of our SG&A expenses relative to the net sales increase with our sales and marketing expenses decreasing $1.4 million or 5.0% during the six months ended July 2, 2016 compared to the six months ended July 4, 2015.

Amortization of intangible assets

Amortization expense for the six months ended July 2, 2016 increased $0.4 million or 6.5% compared to the six months ended July 4, 2015. The $0.4 million increase can be attributed to the Canyon Stone acquisition which was completed on May 29, 2015 and incurred amortization expense of $0.6 million. Excluding Canyon Stone, amortization expense would have decreased $0.2 million or a nominal 2.4%.

Excluding the impact of Canyon Stone, amortization expense as a percentage of net sales was consistent at 1.5% for the six months ended July 2, 2016 and 1.6% for the six months ended July 4, 2015.

Currency transaction gain (loss)

The currency transaction gain for the six months ended July 2, 2016 was $0.2 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction loss for the six months ended July 4, 2015 was a nominal $0.3 million resulting from the fluctuation in the Canadian dollar during the period.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	July 2, 2016		July 4, 2015
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$266,134	100.0%	$263,761	100.0%
Gross profit	57,542	21.6%	54,043	20.5%
SG&A expense	36,457	13.7%	41,372	15.7%
Amortization of intangible assets	3,084	1.2%	3,091	1.2%
Operating earnings	18,011	6.8%	9,580	3.6%
Currency transaction gain (loss)	126	—%	(90)	—%

Net Sales

Net sales for the three months ended July 2, 2016 increased $2.4 million or 0.9% as compared to the three months ended July 4, 2015. The net sales increase for the three months ended July 2, 2016 can be attributed to increased average selling prices and improved U.S. market conditions which favorably impacted both our new construction business as well as our repair and remodeling business. For the three months ended July 2, 2016 compared to the three months ended July 4, 2015, our new construction business increased $8.6 million or 5.7% while our repair and remodeling business increased $1.3 million or 1.6%. The increase in our U.S. net sales that resulted from increased selling prices and improved market conditions was partially offset by a $7.5 million net sales decline or 25.0% of our Canadian net sales for the three months ended July 2, 2016 compared to the three months ended July 4, 2015 due to a weakening Western Canadian market.

The net sales increase for the U.S. market can be attributed to improved market conditions as evidenced by the U.S. Census Bureau stating that single family housing starts increased 14.9% during the first six months of 2016 on a lag effected basis period which resulted in higher net sales for our new construction products as favorable weather conditions specifically in the first quarter pulled forwarded net sales while dampening net sales for the second quarter. We believe that net sales were pulled forwarded into the first quarter where our new construction business experienced a net sales increase of 12.9% versus the previous lag effected stated single family housing start increase of only 7.8% for the first quarter. For the repair and remodeling business, LIRA reported that the 2016 second quarter trailing twelve months increased 5.3% compared to the prior year period creating a favorable demand environment. Our repair and remodeling net sales lagged this LIRA market indicator for the three months ended July 2, 2016 reflecting the net sales pull forward impact into the first quarter in which our repair and remodeling sales increased $5.2 million or 8.6%.

In addition to these improved demand market conditions for new construction and repair and remodeling, we had higher average selling prices of 3.1% for the three months ended July 2, 2016 relative to the three months ended July 4, 2015. These higher selling prices increased our net sales by approximately $7.0 million for the three months ended July 2, 2016 compared to the three months ended July 4, 2015. These net sales increases were negatively impacted in certain geographical areas, namely Texas, due to extraordinarily high levels of rainfall which impacted the construction industry and demand for our products during the second quarter. The overall U.S. net sales increase of $9.9 million was partially offset by a $7.5 million net sales decline for our Western Canadian business which endured challenging market conditions which was negatively impacted by demand softness due to declining energy prices as well as a negative foreign currency impact of $1.1 million.

Gross Profit

Gross profit for the three months ended July 2, 2016 increased $3.5 million or 6.5% as compared to the three months ended July 4, 2015. The gross profit increase for the three months ended July 2, 2016 can be attributed to the continued improvement in our new construction and repair and remodeling businesses partially offset by our Canadian operations. Gross profit for our U.S. new construction and repair and remodeling business increased $2.5 million and $3.0 million, respectively during the three months ended July 2, 2016 compared to the three months ended July 4, 2015. The improvement was driven by increased selling prices of 3.1%, favorable product mix and lower raw material costs. In addition, our gross profit continues to benefit from our cost savings and synergies that we are realizing from our Simonton acquisition and our Enterprise Lean initiative. These gross profit improvements were partially offset by a gross profit decrease of $2.0 million for our Western Canadian business which experienced weaker market demand due to poor economic conditions including a negative foreign currency impact of $0.3 million for the three months ended July 2, 2016 compared to the three months ended July 4, 2015.

As a percentage of net sales, gross profit increased from 20.5% for the three months ended July 4, 2015 to 21.6% for the three months ended July 2, 2016. The 110 basis point margin increase reflects improvements for both our U.S. new construction and repair and remodeling window products partially offset by a 190 basis point decrease for our Canadian business driven by the 25.0% net sales decrease which decreased operating leverage during the three months ended July 2, 2016 as compared to the three months ended July 4, 2015.

Selling, general and administrative expenses

SG&A expense for the three months ended July 2, 2016 decreased $4.9 million or 11.9% as compared to the three months ended July 4, 2015. The decrease in SG&A expense was attributable to 2015 activity for acquisition integration and restructuring activities related to our repair and remodeling window acquisition which originally occurred in September 2014 and combining our Canadian window manufacturing facilities into a single facility. SG&A expense in our U.S. repair and remodeling window business decreased $1.9 million due to lower operating costs and severance expense as a result of continued acquisition synergies during the three months ended July 2, 2016 as compared to the three months ended July 4, 2015. For our Canadian window business, we experienced lower restructuring and integration charges of $1.8 million as well as lower personnel costs of $0.7 million during the three months ended July 2, 2016 compared to the three months ended July 4, 2015 due to integration activities that occurred during 2015 finalizing our combination of our Western Canadian manufacturing facilities into a single location in Alberta.

As a percentage of net sales, SG&A expense decreased from 15.7% for the three months ended July 4, 2015 to 13.7% for the three months ended July 2, 2016. The 200 basis point decrease resulted from improved operating leverage on the increased sales within our U.S. window businesses and lower restructuring, severance, and integration expenses during the three months ended July 2, 2016 compared to the three months ended July 4, 2015.

Amortization of intangible assets

Amortization expense for the three months ended July 2, 2016 remained consistent at $3.1 million and 1.2% of net sales with the three months ended July 4, 2015.

Currency transaction gain (loss)

The currency transaction gain for the three months ended July 2, 2016 was $0.1 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction loss for the three months ended July 4, 2015 was a nominal $0.1 million resulting from the fluctuation in the Canadian dollar during the period.

	For the six months ended
(Amounts in thousands)	July 2, 2016		July 4, 2015
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$498,372	100.0%	$483,367	100.0%
Gross profit	97,979	19.7%	79,553	16.5%
SG&A expense	75,055	15.1%	80,165	16.6%
Amortization of intangible assets	6,173	1.2%	6,214	1.3%
Operating earnings (loss)	16,751	3.4%	(6,826)	(1.4)%
Currency transaction gain (loss)	636	0.1%	(771)	(0.2)%

Net Sales

Net sales for the six months ended July 2, 2016 increased $15.0 million or 3.1% as compared to the six months ended July 4, 2015. The net sales increase for the six months ended July 2, 2016 can be attributed to the improved U.S. market conditions favorably impacting both our new construction business as well as our repair and remodeling business. For the six months ended July 2, 2016 compared to the six months ended July 4, 2015, our U.S. new construction business increased $25.6 million or 9.1% while our repair and remodeling business increased $6.5 million or 4.5%. This U.S. net sales increase was partially offset by a $17.1 million net sales decline or 28.4% of our Canadian net sales for the six months ended July 2, 2016 compared to the six months ended July 4, 2015 due to a weakening Canadian market.

The net sales increase for the U.S. market can be attributed to improved market conditions as evidenced by the U.S. Census Bureau stating that single family housing starts increased 14.9% during the lag effected period which resulted in higher net sales for our new construction products. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore single family starts commencing in the period from September 2015 to March 2016 directly impacts the demand for our products in the six months ended July 2, 2016. For the repair and remodeling business, LIRA reported that the 2016 second quarter trailing twelve months increased 5.3% compared to the prior year period creating a favorable demand environment. Our net sales for new construction and repair and remodeling were comparable to the demand market indicators for the six months ended July 2, 2016. In addition to these improved demand market conditions for new construction and repair and remodeling, we experienced higher average selling prices of 3.9% for the six months ended July 2, 2016 relative to the six months ended July 4, 2015. These higher average selling prices increased our net sales by approximately $16.7 million for the six months ended July 2, 2016 compared to the six months ended July 4, 2015. These net sales increases were negatively impacted in certain geographical areas, namely Texas, due to extraordinarily high levels of rainfall which impacted the construction industry and demand for our products during the three months ended July 2, 2016. This overall U.S. net sales increase of $32.1 million was partially offset by a $17.1 million net sales decline for our Western Canadian business which endured challenging market conditions negatively impacted by demand softness due to declining energy prices as well as a negative foreign currency impact of $3.3 million.

Gross Profit

Gross profit for the six months ended July 2, 2016 increased $18.4 million or 23.2% as compared to the six months ended July 4, 2015. The gross profit increase for the six months ended July 2, 2016 can be attributed to the continued improvement in our new construction and repair and remodeling businesses partially offset by our Canadian operations. Gross profit for our U.S. new construction and repair and remodeling business increased $13.8 million and $7.9 million, respectively during the six months ended July 2, 2016 compared to the six months ended July 4, 2015. The improvement was driven by increased selling prices of 3.9%, favorable product mix and lower raw material costs. In addition, our gross profit continues to benefit from our cost savings and synergies that we are realizing from our Simonton acquisition and our Enterprise Lean initiative. These gross profit improvements were partially offset by a gross profit decrease of $3.2 million for our Western Canadian business which experienced weaker market demand due to depressed economic conditions including a negative foreign currency impact of $0.5 million during the six months ended July 2, 2016 compared to the six months ended July 4, 2015.

As a percentage of net sales, gross profit increased from 16.5% for the six months ended July 4, 2015 to 19.7% for the six months ended July 2, 2016. The 320 basis point margin increase reflects improvements for both our U.S. new construction and repair and remodeling window products partially offset by a 80 basis point decrease for our Canadian business driven by the 28.4% net sales decrease which decreased operating leverage during the six months ended July 2, 2016 as compared to the six months ended July 4, 2015.

Selling, general and administrative expenses

SG&A expense for the six months ended July 2, 2016 decreased $5.1 million or 6.4% as compared to the six months ended July 4, 2015. The decrease in SG&A expense was attributable primarily to 2015 activity for acquisition integration and restructuring activities related to our repair and remodeling window acquisition which originally occurred in September 2014 and combining our Canadian window manufacturing facilities into a single facility. Our U.S. window repair and remodeling business incurred lower operating costs and severance expense as a result of the acquisition during the six months ended July 2, 2016 compared to the six months ended July 4, 2015. For our Canadian window business, we experienced lower restructuring and integration charges of $2.3 million as well as lower personnel costs of $1.7 million during the six months ended July 2, 2016 compared to the six months ended July 4, 2015 due to integration activities that occurred during 2015 finalizing our combination of our Western Canadian manufacturing facilities into a single location in Alberta.

As a percentage of net sales, SG&A expense decreased from 16.6% for the six months ended July 4, 2015 to 15.1% for the six months ended July 2, 2016. The 150 basis point decrease reflects improved leverage on the fixed component of our SG&A expenses relative to the net sales increase. In addition, our Canadian window business incurred lower restructuring and personnel expenses during the six months ended July 2, 2016 compared to the six months ended July 4, 2015 from integration activities that were incurred during 2015 finalizing our combination of our manufacturing operations into a single location in Alberta.

Amortization of intangible assets

Amortization expense for the six months ended July 2, 2016 remained consistent at $6.2 million and 1.2% of net sales with the six months ended July 4, 2015 of $6.2 million and 1.3% of net sales.

Currency transaction gain (loss)

The currency transaction gain for the six months ended July 2, 2016 was $0.6 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction loss for the six months ended July 4, 2015 was $0.8 million resulting from the fluctuation in the Canadian dollar during the period.

Combined quarterly profitability and seasonality trend

Our consolidated gross profit margin increased from 24.8% for the three months ended July 4, 2015 to 26.5% for the three months ended July 2, 2016. Excluding the impact of the Canyon Stone acquisition, which was completed on May 29, 2015, and contributed gross profit of $1.6 million, our gross profit margins would have been 26.4% for the three months ended July 2, 2016, an increase of 160 basis points. This gross profit increase was primarily attributed to the continued improvement in our new construction and repair and remodeling businesses partially offset by our Canadian operations. Gross profit for our Windows and Doors segment new construction and repair and remodeling business increased $2.5 million and $3.0 million, respectively during the three months ended July 2, 2016 compared to the three months ended July 4, 2015. The improvement was driven by increased selling prices of 3.1%, favorable product mix and lower raw material costs. These gross profit improvements were partially offset by a gross profit decrease of $2.0 million for our Western Canadian business which experienced weaker market demand due to depressed economic conditions including a negative foreign currency impact of $0.3 million for the three months ended July 2, 2016 compared to the three months ended July 4, 2015. Our Siding, Fencing, and Stone segment also contributed to the improved gross profit margins achieving an increase of $6.0 million during the three months ended July 2, 2016 excluding acquisitions resulting primarily from favorable material costs.

Excluding the impact of the Canyon Stone acquisition, SG&A expense as a percentage of net sales was 13.0% for the three months ended July 2, 2016 as compared to 14.5% for the three months ended July 4, 2015. The decrease in SG&A expenses as a percentage of net sales can be attributed to our U.S. repair and remodeling window business having lower severance costs of $1.3 million for the three months ended July 2, 2016 compared to the three months ended July 4, 2015. In addition, we experienced lower restructuring and integration charges in Canada of $1.8 million as well as lower personnel costs of $0.7 million during the three months ended July 2, 2016 compared to the three months ended July 4, 2015 due to integration activities that occurred during 2015 finalizing the combination of our Western Canadian manufacturing facilities into a single location in Alberta.

Overall, our key performance metrics and trends have improved relative to the prior year comparable period and to our first quarter which is typically our lower performing quarter due to seasonality. The positive trend in our 2016 operating performance continued during the three months ended July 2, 2016 by continued gross profit margin expansion from improved market conditions, improved average selling prices in our Windows and Doors segment, improved product mix, favorable materials costs partially offset by poor economic conditions for our Western Canadian business and the negative foreign currency impact for our Canadian business.

Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

	For the three months ended
(Amounts in thousands)	July 2, 2016	July 4, 2015
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(7,124)	$(8,603)
Operating loss	(7,124)	(8,603)
Interest expense	(18,534)	(18,699)
Interest income	1	1
Tax receivable agreement liability adjustment	(241)	2,006
Income tax (provision) benefit for income taxes	$(2,025)	$1,482

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended July 2, 2016 decreased by $1.5 million or 17.2% compared to the same period in 2015 due primarily to decreased audit fee expenses of $1.1 million, decreased insurance expenses of $1.2 million, and decreased stock compensation of $0.3 million partially offset by increased incentive compensation of approximately $1.3 million.

Interest expense

Interest expense for the three months ended July 2, 2016 decreased by approximately $0.2 million or 0.9% compared to the same period in 2015 as a result of the reduction in the Term Loan Facility principal balance period over period. During March 2016, we made a $30.0 million voluntary payment on the Term Loan Facility in addition to our normal quarterly amortization payments of $1.1 million, or $4.3 million annually, which reduced our outstanding borrowings and our quarterly interest expense.

Tax receivable agreement ("TRA") liability adjustment

As a result of the Company’s full tax valuation allowance position, the Company’s methodology for calculating the TRA liability considers expectations regarding (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the three months ended July 2, 2016, the Company estimated its projected taxable income for the full year ending December 31, 2016. However, the Company’s methodology to estimate the TRA liability excludes forecasts for fiscal years subsequent to 2016 because such future forecasts and projections cannot be relied upon based on the negative evidence from the Company’s three year cumulative loss position. For fiscal year 2016, the Company estimated to be in a taxable income position; however, this taxable income estimate was not currently sufficient to outweigh the negative evidence or alleviate the Company’s three year cumulative loss position as of July 2, 2016. In addition to projecting the Company’s current year taxable income estimate, the Company considered the reversals of deferred tax assets and deferred tax liabilities. The resulting taxable income (loss) from deferred taxes was then combined with the Company’s current year taxable income estimate to determine the cumulative NOLs that are expected to be utilized in 2016 and the TRA liability was accordingly adjusted using the 85% TRA rate.

The $0.2 million nominal increase for the TRA liability for the three months ended July 2, 2016 resulted primarily from nominal adjustments to the Company's taxable income estimates for 2016.

Income taxes

Income tax expense for the three months ended July 2, 2016 increased by $3.5 million compared to the same period in 2015.  For the three months ended July 2, 2016, the increase in the income tax expense resulted primarily from increases in pre-tax income. Our pre-tax income for the three months ended July 2, 2016 was approximately $43.7 million including the $0.2 million tax receivable agreement liability adjustment compared to pre-tax income of $28.9 million including the $2.0 million tax receivable agreement liability adjustment for the three months ended July 4, 2015.

	For the six months ended
(Amounts in thousands)	July 2, 2016	July 4, 2015
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(16,671)	$(16,568)
Operating loss	(16,671)	(16,568)
Interest expense	(37,225)	(37,784)
Interest income	3	2
Loss on modification or extinguishment of debt	(2,399)	—
Tax receivable agreement liability adjustment	(18,391)	(15,179)
Income tax (provision) benefit for income taxes	$(531)	$3,876

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the six months ended July 2, 2016 increased by $0.1 million or 0.6% compared to the same period in 2015 due primarily to increased incentive compensation of approximately $2.9 million offset by reductions in other professional fees of $2.3 million and stock option expense of $0.5 million.

Interest expense

Interest expense for the six months ended July 2, 2016 decreased by approximately $0.6 million or 1.5% compared to the same period in 2015 as a result of the reduction in the Term Loan Facility principal balance period over period and lower average borrowings on the ABL Facility period over period. During March 2016, we made a $30.0 million voluntary payment on the Term Loan Facility in addition to our normal quarterly amortization payments of $1.1 million, or $4.3 million annually, which reduced our outstanding borrowings and our quarterly interest expense.

TRA liability adjustment

As a result of the Company’s full tax valuation allowance position, the Company’s methodology for calculating the TRA liability considers expectations regarding (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the six months ended July 2, 2016, the Company estimated its projected taxable income for the full year ending December 31, 2016. However, the Company’s methodology to estimate the TRA liability excludes forecasts for fiscal years subsequent to 2016 because such future forecasts and projections cannot be relied upon based on the negative evidence from the Company’s three year cumulative loss position. For fiscal year 2016, the Company estimated to be in a taxable income position; however, this taxable income estimate was not currently sufficient to outweigh the negative evidence or alleviate the Company’s three year cumulative loss position as of July 2, 2016. In addition to projecting the Company’s current year taxable income estimate, the Company considered the reversals of deferred tax assets and deferred tax liabilities. The resulting taxable income (loss) from deferred taxes was then combined with the Company’s current year taxable income estimate to determine the cumulative NOLs that are expected to be utilized in 2016 and the TRA liability was accordingly adjusted using the 85% TRA rate.

The $18.4 million increase for the TRA liability for the six months ended July 2, 2016 resulted primarily from increases in taxable income estimates for 2016. The increase in the 2016 estimated taxable income resulted from the industry increasing their projections of single family housing starts (“SFHS”) for 2016 by 12.1% compared to 2015 actual SFHS of 714 which increased our forecasts and estimates for 2016 taxable income. Furthermore, we have estimated an increase in repair and remodeling which also increased our forecasts and estimates for 2016 taxable income. All of these factors increased our 2016 taxable income estimate and therefore increased the TRA liability accordingly during the six months ended July 2, 2016.

Loss on modification or extinguishment of debt

During March 2016, we voluntarily paid $30.0 million on the Term Loan Facility to reduce our outstanding indebtedness as allowable under the terms of the Term Loan Facility. We performed an analysis to determine the proper accounting treatment for this voluntary payment by evaluating the change in cash flows and determining that there were no changes in the creditors as a result of the payment. Consequently, we recognized a loss on debt modification or extinguishment of approximately $2.4 million for the six months ended July 2, 2016 consisting of the proportionate write off of the related debt issuance costs and debt discount.

Income taxes

Income tax expense for the six months ended July 2, 2016 increased by approximately $4.4 million compared to the same period in 2015 from increases in pre-tax income.  Our pre-tax income for the six months ended July 2, 2016 was approximately $14.6 million including the $18.4 million tax receivable agreement liability adjustment compared to a pre-tax loss of $22.4 million including the $15.2 million tax receivable agreement liability adjustment for the six months ended July 4, 2015.  For the six months ended July 2, 2016, the income tax expense increase resulted primarily from increased pre-tax income.

Liquidity and Capital Resources

During the six months ended July 2, 2016, cash decreased by approximately $45.0 million compared to a increase of approximately $2.7 million during the six months ended July 4, 2015.  The decrease in cash during the comparative six month period was primarily driven by the $30.0 voluntary payment on the Term Loan Facility and a $60.0 million decrease in borrowings under the ABL Facility offset by the $40.1 million improvement in operating earnings period over period.

Two of the largest changes in operating cash flows during the six months ended July 2, 2016 were the movement in accounts receivable and inventory. The approximate $66.0 million accounts receivable increase and $10.3 million inventory increase from December 31, 2015 to July 2, 2016 can be attributed to the seasonality of our business as we reach the peak building season in our second and third quarters. Net sales in the final two months of each respective quarter drove the receivables increase and the requirement for increased inventory as aging profiles were relatively consistent. Net sales for May and June 2016 were approximately $158.4 million and $200.0 million, respectively, versus approximately $136.2 million and $133.8 million for November and December 2015, respectively, an increase of $88.4 million. The improvement in May and June's net sales reflects the Company’s normal seasonal business as the weather in May and June is generally improved compared to November and December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable and inventory.

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

Our primary cash needs are for working capital, capital expenditures, and debt service.  As of July 2, 2016, our annual cash interest charges for debt service for the year ending December 31, 2016, including the ABL Facility, is estimated to be approximately $59.6 million.  We do not have any scheduled debt maturities until 2020.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.5% to 2.0% of net sales on an annual basis.  Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of July 2, 2016, our purchase commitments for inventory are approximately $24.0 million.  We finance these cash requirements, including payments under the Tax Receivable Agreement through internally generated cash flow and funds borrowed under the ABL Facility.

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

Our specific cash flow movement for the six months ended July 2, 2016 and July 4, 2015 is summarized below:

Cash provided by (used in) operating activities

Net cash provided by operating activities for the six months ended July 2, 2016 was $1.4 million as compared to approximately $19.4 million used in operations for the six months ended July 4, 2015. The net cash provided by operating activities was impacted by the operating earnings increase of $40.1 million which was driven by improved operating performance for our Windows and Doors segment of $23.6 million and $16.7 million operating earnings improvement in the Siding, Fencing and Stone segment based on improved U.S. housing market conditions for new construction and repair and remodeling. These improved housing conditions resulted in an unfavorable $18.8 million impact in our primary working capital for the six months ended July 2, 2016 compared to the six months ended July 4, 2015 as our net sales increased 4.6% which resulted in higher receivables and increased inventory requirements.

Cash used in investing activities

Net cash used in investing activities for the six months ended July 2, 2016 and July 4, 2015 was approximately $17.4 million and $34.3 million, respectively, primarily used for capital expenditures on various ongoing capital projects. Capital expenditures for 2016 were higher than the 2015 comparable period at $17.6 million in 2016 versus $13.4 million, but were relatively consistent as a percentage of net sales at 1.9% for 2016 and 1.5% for 2015, which is comparable to our historical average of 1.5% to 2.0%. Additionally, the Company acquired Canyon Stone in May 2015 for $21.0 million.

Cash provided by (used in) financing activities

Net cash used in financing activities for the six months ended July 2, 2016 was approximately $31.8 million, primarily from the voluntary $30.0 million Term Loan Facility payment. Net cash provided by financing activities for the six months ended July 4, 2015 was approximately $58.5 million, primarily from net revolver borrowings of $60.0 million. The decrease in borrowings under the revolver for 2016 related to improved operating performance during the six months ended July 2, 2016 relative to the three months ended July 4, 2015 as well as the $109.4 million cash balance carried forward from December 31, 2015.

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

6.50% Senior Notes due 2022

On January 30, 2014, Ply Gem Industries issued $500.0 million aggregate principal amount of 6.50% Senior Notes due 2022 (the "6.50% Senior Notes") at par. On September 19, 2014, Ply Gem Industries issued an additional $150.0 million aggregate principal amount of 6.50% Senior Notes at an issue price of 93.25%. Interest accrues at 6.50% per annum and is paid semi-annually on February 1 and August 1 of each year. All issued and outstanding 6.50% Senior Notes are registered under the Securities Act. The 6.50% Senior Notes will mature on February 1, 2022.

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

In the absence of satisfying the consolidated interest coverage ratio test, Ply Gem Industries and its restricted subsidiaries may only incur additional debt under certain circumstances, including, but not limited to, debt under credit facilities (as defined in the indenture) (x) in an amount not to exceed the greater of (a) $350.0 million and (b) the borrowing base (as defined in the indenture) and (y) in an amount not to exceed the greater of (A) $575.0 million and (B) the aggregate amount of indebtedness (as defined in the indenture) that would cause the consolidated secured debt ratio (as defined in the indenture) to be equal to 4.00 to 1.00; purchase money indebtedness in an aggregate amount not to exceed the greater of (x) $35.0 million and (y) 10% of consolidated net tangible assets (as defined in the indenture) at any one time outstanding; debt of foreign subsidiaries in an aggregate amount not to exceed the greater of (x) $60.0 million and (y) 15% of consolidated net tangible assets (as defined in the indenture) at any one time outstanding; debt pursuant to a general basket in an aggregate amount at any one time outstanding not to exceed the greater of (x) $75.0 million and (y) 20% of consolidated net tangible assets; and the refinancing of debt under certain circumstances.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of July 2, 2016, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 7.24% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2015, the Company's consolidated senior secured debt ratio was 1.97 and as a result no excess cash flow payment under the Term Loan Facility was required. However, the Company elected on March 10, 2016 to voluntarily prepay $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness. The Company also elected on August 4, 2016 to voluntarily prepay an additional $30.0 million on the Term Loan Facility to further reduce its outstanding indebtedness.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of July 2, 2016, the Company’s interest rate on the ABL Facility was approximately 1.88%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of July 2, 2016, Ply Gem Industries had approximately $339.4 million of contractual availability and approximately $257.9 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $10.6 million of letters of credit and priority payables reserves.

Loss on debt modification or extinguishment

During March 2016, the Company made a voluntarily payment of $30.0 million on the Term Loan Facility to reduce our outstanding indebtedness as allowable under the terms of the Term Loan Facility. The Company performed an analysis to determine the proper accounting treatment for this voluntary payment by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payment. Consequently, the Company recognized a loss on debt modification or extinguishment of approximately $2.4 million for the six months ended July 2, 2016 reflecting the proportionate write-off of the related debt discount and debt issuance costs associated with the $30.0 million payment, as summarized in the table below.

(Amounts in thousands)	For the six months ended
	July 2, 2016	July 4, 2015
Loss on modification of debt:
Term Loan Facility unamortized discount	$1,915	—
Term Loan Facility unamortized debt issuance costs	484	—
	2,399	—
Total loss on modification or extinguishment of debt	$2,399	$—

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of July 2, 2016, we had cash and cash equivalents of approximately $64.5 million, approximately $339.4 million of contractual availability under the ABL Facility and approximately $257.9 million of borrowing base availability.

In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we have a potential obligation related to certain tax matters of approximately $3.0 million, including interest and penalties of approximately $1.3 million.  The timing of the potential tax payments is unknown.

As of July 2, 2016, the Company had inventory purchase commitments of approximately $24.0 million.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of $430.0 million on the Term Loan and up to $350.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year for the Term Loan Facility.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.9 million per year. At July 2, 2016, we were not party to any interest rate swaps or caps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and six months ended July 2, 2016, the net impact of foreign currency changes to our results of operations was a gain of approximately $0.8 million. The impact of foreign currency changes related to translation resulted in an decrease in stockholders' deficit of approximately $5.4 million for the six months ended July 2, 2016. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. During 2015 and 2016, we entered into forward contracts to mitigate the exposure risk of currency fluctuation against the Canadian dollar.  At July 2, 2016, our foreign currency hedging contract had a fair value of $0.4 million and is recorded as a liability as of July 2, 2016.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The Midwest Ingot price of aluminum decreased approximately 20.3% for the six months ended July 2, 2016 compared to the six months ended July 4, 2015. The average market price for PVC resin was estimated to have increased approximately 1.4% for the six months ended July 2, 2016 compared to the six months ended July 4, 2015.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI increase for the twelve months ended June 2016 was approximately 1.0%.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of July 2, 2016.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of July 2, 2016 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended July 2, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended July 2, 2016, filed on August 8, 2016, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  August 8, 2016

By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Chairman of the Board

Date:  August 8, 2016

By:	/s/ Shawn K. Poe
Shawn K. Poe
Executive Vice President, Chief Financial Officer, and Secretary