Form 10-Q
period 2016-10-01
PLY GEM HOLDINGS INC
filed 2016-11-07
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016
or
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

As of November 7, 2016, there were 68,211,681 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED October 1, 2016

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	58

Signatures		59

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	October 1, 2016	October 3, 2015
Net sales	$530,392	$530,884
Cost of products sold	393,592	396,103
Gross profit	136,800	134,781
Operating expenses:
Selling, general and administrative expenses	62,362	66,358
Amortization of intangible assets	6,429	6,422
Total operating expenses	68,791	72,780
Operating earnings	68,009	62,001
Foreign currency loss	(111)	(1,069)
Interest expense	(17,815)	(18,840)
Interest income	10	21
Loss on modification or extinguishment of debt	(2,251)	—
Tax receivable agreement liability adjustment	(42,215)	1,712
Income before provision (benefit) for income taxes	5,627	43,825
Provision (benefit) for income taxes	(49,128)	2,114
Net income	$54,755	$41,711
Comprehensive income	$54,116	$36,764

Net income attributable to common shareholders per share:
Basic	$0.80	$0.61
Diluted	$0.80	$0.61
Weighted average shares outstanding:
Basic	68,196,533	68,044,674
Diluted	68,389,187	68,184,013

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the nine months ended
(Amounts in thousands, except shares and per share data)	October 1, 2016	October 3, 2015
Net sales	$1,449,551	$1,409,266
Cost of products sold	1,090,761	1,089,461
Gross profit	358,790	319,805
Operating expenses:
Selling, general and administrative expenses	199,745	207,286
Amortization of intangible assets	19,278	18,904
Total operating expenses	219,023	226,190
Operating earnings	139,767	93,615
Foreign currency gain (loss)	728	(2,101)
Interest expense	(55,041)	(56,632)
Interest income	29	47
Loss on modification or extinguishment of debt	(4,650)	—
Tax receivable agreement liability adjustment	(60,606)	(13,467)
Income before benefit for income taxes	20,227	21,462
Benefit for income taxes	(48,597)	(1,762)
Net income	$68,824	$23,224
Comprehensive income	$72,393	$12,078

Net income attributable to common shareholders per share:
Basic	$1.01	$0.34
Diluted	$1.01	$0.34
Weighted average shares outstanding:
Basic	68,161,064	67,971,236
Diluted	68,279,959	68,105,555

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	October 1, 2016	December 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$62,693	$109,425
Accounts receivable, less allowances of $2,982 and $3,588, respectively	283,657	195,165
Inventories:
Raw materials	74,909	64,002
Work in process	25,153	25,319
Finished goods	67,733	61,082
Total inventory	167,795	150,403
Prepaid expenses and other current assets	25,572	24,647
Deferred income taxes	23,580	11,261
Total current assets	563,297	490,901
Property and Equipment, at cost:
Land	8,216	8,175
Buildings and improvements	67,215	66,321
Machinery and equipment	405,685	385,750
Total property and equipment	481,116	460,246
Less accumulated depreciation	(316,978)	(299,243)
Total property and equipment, net	164,138	161,003
Other Assets:
Intangible assets, net	110,157	128,384
Goodwill	479,311	477,739
Deferred income taxes	23,112	—
Other	8,852	8,545
Total other assets	621,432	614,668
	$1,348,867	$1,266,572
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable	$90,416	$74,496
Accrued expenses	153,542	152,962
Current portion of payable to related parties pursuant to tax receivable agreement	4,480	3,005
Current portion of long-term debt	4,300	4,300
Total current liabilities	252,738	234,763
Deferred income taxes	4,035	21,387
Long-term portion of payable to related parties pursuant to tax receivable agreement	79,942	20,811
Other long-term liabilities	88,427	90,893
Long-term debt, less current portion	926,647	975,531

Commitments and contingencies

Stockholders' Deficit:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 68,211,681 and 68,127,491 issued and outstanding, respectively	682	681
Additional paid-in-capital	750,793	749,296
Accumulated deficit	(721,400)	(790,224)
Accumulated other comprehensive loss	(32,997)	(36,566)
Total stockholders' deficit	(2,922)	(76,813)
	$1,348,867	$1,266,572

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the nine months ended
	October 1, 2016	October 3, 2015
Cash flows from operating activities:
Net income	$68,824	$23,224
Adjustments to reconcile net income to cash
provided by operating activities:
Depreciation and amortization expense	42,466	44,308
Fair-value premium on purchased inventory	—	54
Non-cash restructuring costs	491	805
Non-cash interest expense, net	10,143	9,988
(Gain) loss on foreign currency transactions	(728)	2,101
Non-cash litigation expense	—	(3,210)
Loss on modification or extinguishment of debt	4,650	—
Stock based compensation	808	1,642
Deferred income taxes	(53,080)	(4,328)
Tax receivable agreement liability adjustment	60,606	13,467
Increase (reduction) in tax uncertainty, net of valuation allowance	190	(501)
Other	(43)	(67)
Changes in operating assets and liabilities:
Accounts receivable, net	(88,450)	(76,850)
Inventories	(17,393)	15,340
Prepaid expenses and other assets	(2,181)	6,925
Accounts payable	15,906	8,409
Accrued expenses	(1,933)	(2,776)
Cash payments on restructuring liabilities	(603)	(1,762)
Other	318	(1,004)
Net cash provided by operating activities	39,991	35,765
Cash flows from investing activities:
Acquisitions	—	(21,000)
Capital expenditures	(26,414)	(20,288)
Proceeds from sale of assets	161	106
Net cash used in investing activities	(26,253)	(41,182)
Cash flows from financing activities:
Net revolver borrowings	—	20,000
Payments on long-term debt	(63,225)	(3,225)
Proceeds from exercises of employee stock options	689	2,201
Net cash provided by (used in) financing activities	(62,536)	18,976
Impact of exchange rate movements on cash	2,066	(3,443)
Net increase (decrease) in cash and cash equivalents	(46,732)	10,116
Cash and cash equivalents at the beginning of the period	109,425	33,162
Cash and cash equivalents at the end of the period	$62,693	$43,278

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2016.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2015 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2016 through October 1, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended October 1, 2016 and October 3, 2015, the condensed consolidated statements of cash flows for the nine months ended October 1, 2016 and October 3, 2015, and the condensed consolidated balance sheets as of October 1, 2016 and December 31, 2015.

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

Reclassifications

Due to the adoption of ASU No. 2015-03, Interest-Imputation of Interest, certain balance sheet amounts in the prior fiscal year have been reclassified to conform to the presentation adopted in the current fiscal year, with no effect on net income, accumulated deficit, or net cash provided by (used in) operating, investing, and financing activities. Refer to Note 5, Long-Term Debt, for the presentation impact on net debt.

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

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $3.0 million at October 1, 2016 and $3.6 million at December 31, 2015.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or net realizable value and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of October 1, 2016, the Company has no inventory purchase commitments.

Inventory provisions were approximately $9.6 million at October 1, 2016, increasing during the nine months ended October 1, 2016 by $1.3 million compared to the December 31, 2015 provision balance of approximately $8.3 million.

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

Intangible Assets, Goodwill and Other Long-lived Assets

Acquisitions

On May 29, 2015, Ply Gem completed an acquisition for cash consideration of approximately $21.0 million to acquire substantially all of the assets of Canyon Stone Inc. ("Canyon Stone"), a manufacturer and distributor of stone veneer and accessories in the United States. Canyon Stone has manufacturing facilities in Olathe, Kansas and Youngsville, North Carolina. The purchase agreement also includes contingent consideration in the form of potential earn-out payments of up to $1.0 million based on Canyon Stone's earnings for fiscal years 2015 through 2017. This acquisition expanded the Company's stone veneer manufacturing footprint across the United States as it complements the existing Ply Gem Stone manufacturing facility. The Company accounted for the transaction as an acquisition in accordance with the provisions of Accounting Standards Codification 805, Business Combinations, which results in a new valuation for the assets and liabilities of Canyon Stone based upon fair values as of the acquisition date.
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
$21,000

The $7.6 million of goodwill was allocated to the Siding, Fencing and Stone segment and the goodwill is expected to be deductible for tax purposes. The Company has recognized a liability of approximately $0.8 million as the estimated acquisition date fair value of the earn-out as of October 1, 2016 and December 31, 2015. This amount is included within other long-term liabilities in the condensed consolidated balance sheets. Any change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings in the period of change.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“U.S. Windows”), (iii) the combined Simonton windows companies in the Windows and Doors segment, (iv) Gienow Canada Inc. ("Gienow Canada") (a combined Western Canadian company created by the January 2014 amalgamation of the Company's legacy Western Canadian business and the Gienow entity acquired in April 2013) in the Windows and Doors segment, and (v) Mitten in the Siding, Fencing and Stone segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three and nine months ended October 1, 2016.

Goodwill and other intangible assets

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives and are assessed for impairment as necessary.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three and nine months ended October 1, 2016 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $18.8 million and $22.2 million as of October 1, 2016 and December 31, 2015, respectively, and have been recorded within long-term debt ($16.4 million at October 1, 2016 and $19.3 million at December 31, 2015) and other non-current assets ($2.5 million at October 1, 2016 and $2.9 million at December 31, 2015) in the accompanying condensed consolidated balance sheets. The debt issuance costs included in other long term assets relate to the Senior Secured Asset Based Revolving Credit Facility due 2020 ("ABL Facility"). Amortization of debt issuance costs for the three months ended October 1, 2016 and October 3, 2015 was approximately $0.8 million and $0.8 million, respectively. Amortization of debt issuance costs for the nine months ended October 1, 2016 and October 3, 2015 was approximately $2.5 million and $2.3 million, respectively. Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income.

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

Estimates are required with respect to, among other things, the appropriate state income tax rates used in the various states that the Company and its subsidiaries are required to file, the potential utilization of operating and capital loss carry-forwards for both federal and state income tax purposes and valuation allowances required, if any, for deferred tax assets that may not be realized in the future.  The Company establishes reserves when, despite our belief that our tax return positions are fully supportable, certain positions could be challenged, and the positions may not be fully sustained.  The Company, along with its U.S. subsidiaries, file a consolidated federal income tax return, separate state income tax returns, combined state returns, and unitary state returns. Gienow Canada and Mitten both file separate Canadian federal income tax returns and separate provincial returns.

Tax receivable agreement ("TRA") liability

The TRA liability generally provides for the payment by the Company to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that the Company actually realizes in periods ending after the Company's initial public offering as a result of (i) net operating loss carryovers ("NOLs") from periods ending before January 1, 2013, (ii) deductible expenses attributable to the initial public offering and (iii) deductions related to imputed interest. Since the inception of the TRA liability with the Company’s 2013 initial public offering, the Company has been in a full valuation allowance for federal purposes and had partial valuation allowances on certain state and Canadian jurisdictions. As a result of the Company’s tax valuation allowance position for federal and state purposes, the Company calculated the TRA liability considering (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the three and nine months ended October 1, 2016, the Company released its valuation allowance on its federal deferred tax assets and certain state deferred tax assets for approximately $50.1 million due to positive factors outweighing negative evidence thereby allowing the Company to achieve the “more likely than not” realization threshold. This release thereby eliminated any uncertainty as to future taxable income. Consequently, for purposes of calculating the TRA liability, the Company during the three months ended October 1, 2016 utilized future forecasts of taxable income beyond the 2016 tax year to determine the TRA liability. The Company’s future taxable income estimate was used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate as the Company retains the benefit of 15% of the tax savings.

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

The Company recorded a loss from foreign currency transactions of approximately $0.1 million and $1.1 million for the three months ended October 1, 2016 and October 3, 2015, respectively. The Company recorded a gain from foreign currency transactions of approximately $0.7 million for the nine months ended October 1, 2016 and a loss of approximately $2.1 million for the nine months ended October 3, 2015. During the nine months ended October 1, 2016, accumulated other comprehensive income (loss) included a currency translation gain of approximately $4.1 million and a loss of approximately $11.3 million for the nine months ended October 3, 2015.

Derivative Financial Instruments
As of October 1, 2016, the Company had entered into foreign currency forward contract agreements to hedge approximately $78.1 million of its 2016 and 2017 non-functional currency inventory purchases to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar.

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
The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of October 1, 2016, approximately $0.3 million of the deferred net asset on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified to cost of goods sold during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions. During the three and nine months ended October 1, 2016, the Company recognized $0.2 million and $0.5 million, respectively, within earnings as an increase to cost of goods sold in the condensed consolidated statement of operations and comprehensive income. During the three and nine months ended October 3, 2015, the Company recognized $1.8 million and $3.9 million, respectively, within earnings as a reduction of cost of goods sold in the condensed consolidated statement of operations and comprehensive income.
The fair value of the foreign currency forward contract agreements are estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded asset and liability included in the accompanying condensed consolidated balance sheets is as follows:

(Amounts in thousands)	October 1, 2016	December 31, 2015
Foreign currency hedge included in other current assets	$335	$829

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

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$650,000	$679,250	$679,250	$—	$—
Term Loan Facility	359,250	361,944	—	361,944	—
As of October 1, 2016	$1,009,250	$1,041,194	$679,250	$361,944	$—
Liabilities:
Senior Notes-6.50%	$650,000	$585,000	$585,000	$—	$—
Term Loan Facility	422,475	411,913	—	411,913	—
As of December 31, 2015	$1,072,475	$996,913	$585,000	$411,913	$—

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

The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.2 million and 0.1 million shares of common stock for the three and nine months ended October 1, 2016, respectively. The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.1 million and 0.1 million shares of common stock for the three and nine months ended October 3, 2015, respectively.

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows under Topic 230, Statement of Cash Flow, and Other Topics. ASU 2016-15 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

The Company uses the two-step method to determine goodwill impairment.  If the carrying amount of a reporting unit exceeds its fair value (“Step One”), the Company measures the possible goodwill impairment based upon a hypothetical allocation of the fair value estimate of the reporting unit to all of the underlying assets and liabilities of the reporting unit, including previously unrecognized intangible assets (“Step Two”).  The excess of the reporting unit’s fair value over the amounts assigned to its assets and liabilities is the implied fair value of goodwill.  An impairment loss is recognized to the extent that a reporting unit’s recorded goodwill exceeds the implied fair value of goodwill. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2015 and no impairment indicators which would trigger an interim impairment test during the three and nine months ended October 1, 2016. However, the Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets or the Company's market capitalization could result in goodwill impairments.

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

The reporting unit goodwill balances were as follows as of October 1, 2016 and December 31, 2015:

(Amounts in thousands)
	October 1, 2016	December 31, 2015
Siding, Fencing and Stone	$349,024	$347,958
Windows and Doors	130,287	129,781
	$479,311	$477,739

The changes in the goodwill balances from December 31, 2015 to October 1, 2016 relate to currency translation. A goodwill rollforward for 2016 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of December 31, 2015
Goodwill	$457,554	$470,185
Accumulated impairment losses	(327,773)	(122,227)
	$129,781	$347,958
Currency translation adjustments	506	1,066
Balance as of October 1, 2016
Goodwill	458,060	471,251
Accumulated impairment losses	(327,773)	(122,227)
	$130,287	$349,024

3.   INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of October 1, 2016 and December 31, 2015:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of October 1, 2016:
Patents	14	$12,770	$(11,843)	$927
Trademarks/Tradenames	12	116,933	(80,956)	35,977
Customer relationships	13	225,587	(153,888)	71,699
Other	5	5,571	(4,017)	1,554
Total intangible assets	12	$360,861	$(250,704)	$110,157

As of December 31, 2015:
Patents	14	$12,770	$(11,136)	$1,634
Trademarks/Tradenames	12	116,965	(76,249)	40,716
Customer relationships	13	217,709	(133,532)	84,177
Other	5	5,360	(3,503)	1,857
Total intangible assets	12	$352,804	$(224,420)	$128,384

Amortization expense for the three months ended October 1, 2016 and October 3, 2015 was $6.4 million and $6.4 million, respectively. Amortization expense for the nine months ended October 1, 2016 and October 3, 2015 was $19.3 million and $18.9 million, respectively.

Estimated amortization expense for the fiscal years 2016 through 2020 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2016 (remainder of year)	$5,584
2017	20,902
2018	20,107
2019	16,021
2020	11,375

4.  COMPREHENSIVE INCOME

Comprehensive income, net of tax is comprised of the following:

(Amounts in thousands)	For the three months ended		For the nine months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net income	$54,755	$41,711	$68,824	$23,224
Foreign currency translation adjustment	(1,258)	(4,121)	4,099	(11,291)
Unrealized gain (loss) on derivative instruments	619	(826)	(530)	145
Comprehensive income	$54,116	$36,764	$72,393	$12,078

5.   LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at October 1, 2016 and December 31, 2015 consists of the following:

(Amounts in thousands)
	October 1, 2016	December 31, 2015
Senior secured asset based revolving credit facility	$—	$—
Term Loan due 2021, net of unamortized early tender premium,
discount, and debt issuance costs of $26,417 and $35,106, respectively	332,833	387,369
6.50% Senior notes due 2022, net of unamortized early tender premium,
discount, and debt issuance costs of $51,886 and $57,538, respectively	598,114	592,462
	$930,947	$979,831
Less current portion of long-term debt	(4,300)	(4,300)
	$926,647	$975,531

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of October 1, 2016, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 7.38% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2015, the Company's consolidated senior secured debt ratio was 1.97 and as a result no excess cash flow payment under the Term Loan Facility was required. However, the Company elected on March 10, 2016 and August 4, 2016 to voluntarily prepay $30.0 million on each date on the Term Loan Facility to reduce its outstanding indebtedness. The Company further elected on November 4, 2016 to voluntarily pay an additional $100.0 million on the Term Loan Facility to further reduce its outstanding indebtedness bringing our cumulative voluntary 2016 Term Loan Facility payments to $160.0 million.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of October 1, 2016, the Company’s interest rate on the ABL Facility was approximately 1.88%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of October 1, 2016, Ply Gem Industries had approximately $339.4 million of contractual availability and approximately $274.0 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $10.6 million of letters of credit and priority payables reserves.

Loss on debt modification or extinguishment
During both March and August 2016, the Company made voluntarily payments of $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the Term Loan Facility totaling $60.0 million during 2016. The Company performed an analysis to determine the proper accounting treatment for each of these voluntary payments by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payments. Consequently, the Company recognized a loss on debt modification or extinguishment of approximately $2.3 million and $4.7 million for the three and nine months ended October 1, 2016, respectively, reflecting the proportionate write-off of the related debt discount and debt issuance costs associated with each $30.0 million payment, as summarized in the table below.

(Amounts in thousands)	For the three months ended		For the nine months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Loss on modification of debt:
Term Loan Facility unamortized discount	$1,797	$—	$3,712	$—
Term Loan Facility unamortized debt issuance costs	454	—	938	—
Total loss on modification or extinguishment of debt	$2,251	$—	$4,650	$—

6.   PENSION PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended		For the nine months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Service cost	$—	$—	$—	$—
Interest cost	486	502	1,458	1,505
Expected return on plan assets	(545)	(577)	(1,634)	(1,732)
Amortization of loss	354	296	1,031	889
Net periodic benefit expense	$295	$221	$855	$662

7.   COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets of approximately $1.5 million and $1.8 million at October 1, 2016 and December 31, 2015, respectively.  As of October 1, 2016 and December 31, 2015, the Company has recorded liabilities related to these indemnifications of approximately $0.5 million and $0.5 million, respectively, in current liabilities and $1.0 million and $1.3 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	October 1, 2016	December 31, 2015
Product claim liabilities	$138	$138
Multi-employer pension plan withdrawal liability	823	960
Other	528	664
	$1,489	$1,762

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of October 1, 2016 and December 31, 2015, warranty liabilities of approximately $19.4 million and $16.6 million, respectively, have been recorded in current liabilities and approximately $57.4 million and $59.9 million, respectively, have been recorded in long term liabilities in the Company's condensed consolidated balance sheets.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Balance, beginning of period	$77,313	$76,977	$76,562	$84,423
Acquisition - Canyon	—	—	—	100
Acquisition adjustments - Simonton	—	241	—	(7,761)
Warranty expense during period	5,074	7,463	15,869	16,055
Settlements made during period	(5,635)	(7,925)	(15,679)	(16,061)
Balance, end of period	$76,752	$76,756	$76,752	$76,756

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

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc., entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in the Company’s condensed consolidated balance sheet at October 1, 2016 and December 31, 2015.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc. Notwithstanding this indemnity, however, under applicable Federal and State laws, MW, and the Company as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the Company’s ability to seek indemnification from U.S. Industries, Inc. is limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc. is, however, limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of October 1, 2016, no recovery has been recognized on the Company’s condensed consolidated balance sheet, but the Company will actively pursue this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene (TCE)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy has responded to this request for information. Given the preliminary stage of this matter, the Company has not recorded a liability for this matter in its condensed consolidated balance sheet as of October 1, 2016. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify the Company with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.

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

MW entered into a settlement agreement with plaintiffs as of April 18, 2014 to settle both the Gulbankian and Hartshorn cases on a nationwide basis (the “Vinyl Clad Settlement Agreement”). The Vinyl Clad Settlement Agreement provides that this settlement applies to any and all MW vinyl clad windows manufactured from January 1, 1987 through May 23, 2014, and provides for a cash payment for eligible consumers submitting qualified claims showing, among other requirements, certain damage to their MW vinyl clad windows. The period for submitting qualified claims is the later of: (i) May 28, 2016, or (ii) the last day of the warranty period for the applicable window. On December 29, 2014, the District Court granted final approval of this settlement, as well as MW’s payment of attorneys' fees and costs to plaintiffs' counsel in the amount of $2.5 million, issuing a Final Approval Order, Final Judgment, and Order of Dismissal with Prejudice (the "Final Approval Order"). A notice of appeal of the Final Approval Order (the “Appeal”) was given by certain objectors to the settlement, and on May 6, 2015, MW entered into a settlement agreement with, among others, the objectors to fully and finally resolve their claims, including the dismissal of Karl Memari v. Ply Gem Prime Holdings, Inc. et al., another lawsuit seeking class certification with respect to MW's vinyl clad windows, making the Vinyl Clad Settlement Agreement final and binding on the parties. The Company and MW deny all liability in the settlements with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle these matters.

As a result of the Vinyl Clad Settlement Agreement, the Company recognized a $5.0 million expense during the year ended December 31, 2014 within selling, general, and administrative expenses in the Company’s consolidated statement of operations and comprehensive income (loss) in the Company's Windows and Doors segment. It is possible that the Company may incur costs in excess of the recorded amounts; however, the Company currently expects that the total net cost will not exceed $5.0 million. As of October 1, 2016, approximately $1.4 million of this liability is currently outstanding with $0.7 million as a current liability within accrued expenses and $0.7 million as a noncurrent liability within other long-term liabilities in the Company’s condensed consolidated balance sheet.

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

In re Ply Gem Holdings, Inc. Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s initial public offering ("IPO"). It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. On February 13, 2015, the defendants filed their motion to dismiss the complaint. On September 29, 2015, the District Court granted defendants’ motion to dismiss, but ruled that plaintiff could file an amended complaint. On November 6, 2015, plaintiff filed an amended complaint, and on January 13, 2016, the defendants filed their motion to dismiss this amended complaint. On September 23, 2016, the District Court granted in part and denied in part this motion to dismiss. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. We believe the purported federal securities class action is without merit and will vigorously defend the lawsuit.

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

In Kiefer et al. v. Simonton Building Products, LLC et al., a purported class action filed on October 17, 2016 in the United States District Court for the District of Minnesota, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of, among other things, the defective design and manufacture of certain Simonton windows containing two-pane insulating glass units. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) punitive or other exemplary damages, (iii) pre- and post-judgment interest, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified.

Other contingencies

The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in their products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of October 1, 2016.

8.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at October 1, 2016 and December 31, 2015:

(Amounts in thousands)	October 1, 2016	December 31, 2015
Insurance	$8,620	$9,347
Employee compensation and benefits	19,482	20,381
Sales and marketing	58,580	50,405
Product warranty	19,364	16,619
Accrued freight	2,409	1,445
Accrued interest	7,006	17,808
Accrued environmental liability	436	430
Accrued pension	647	647
Accrued sales returns and discounts	5,181	3,368
Accrued taxes	7,700	5,575
Litigation accrual	700	700
Other	23,417	26,237
	$153,542	$152,962

Other long-term liabilities consist of the following at October 1, 2016 and December 31, 2015:

(Amounts in thousands)	October 1, 2016	December 31, 2015
Insurance	$651	$1,237
Pension liabilities	14,996	15,033
Multi-employer pension withdrawal liability	823	960
Product warranty	57,436	59,943
Long-term product claim liability	138	138
Long-term environmental liability	1,170	1,211
Liabilities for tax uncertainties	3,056	2,866
Litigation accrual	731	829
Other	9,426	8,676
	$88,427	$90,893

Long-term incentive plan

The Company has a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize key employees. During the three months ended October 1, 2016 and October 3, 2015, the Company recognized a LTIP expense of $1.4 million and $0.7 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). During the nine months ended October 1, 2016 and October 3, 2015, the Company recognized a LTIP expense of $4.9 million and $2.2 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The LTIP liability was $7.6 million and $5.9 million as of October 1, 2016 and December 31, 2015, respectively, of which $5.1 million and $3.1 million has been recorded within accrued expenses and $2.5 million and $2.8 million in other long-term liabilities in the condensed consolidated balance sheets as of October 1, 2016 and December 31, 2015, respectively.

Other liabilities

During the nine months ended October 1, 2016 and October 3, 2015, the Company made approximately $0.6 million and $1.8 million, in cash payments on restructuring liabilities, respectively. These payments were for a restructuring and integration program implemented in Western Canada and general back office centralization efforts incurred as well as product simplification costs incurred for the entire Windows and Doors segment.

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
For the nine months ended October 1, 2016, the Company's estimated annual effective income tax rate was approximately 3.8%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, and foreign income taxes. The effective tax rate including discrete items, primarily related to the valuation allowance release, was 240.3% for the nine months ended October 1, 2016. The tax benefit for the three months ended October 1, 2016 was approximately $49.1 million, and the tax expense for the three months ended October 3, 2015 was approximately $2.1 million. The tax benefit for the nine months ended October 1, 2016 was approximately $48.6 million, and the tax benefit for the nine months ended October 3, 2015 was approximately $1.8 million. The tax benefit increased during the three and nine months ended October 1, 2016 from the valuation allowance release for federal and certain state jurisdictions, partially offset by state income tax, remaining valuation allowances, and foreign income taxes.
Valuation allowance
During the three and nine months ended October 1, 2016, the Company determined that a valuation allowance was no longer required against its federal deferred tax assets and a portion of its state deferred tax assets. Therefore, the Company released approximately $50.1 million of its valuation allowance since positive evidence outweighed negative evidence thereby allowing the Company to achieve the “more likely than not” realization threshold. As of October 1, 2016, the Company was no longer in a three-year cumulative pre-tax loss position due to the significant improvement in the Company’s profitability from the housing market recovery. The housing market has experienced steady improvement from a demand perspective over the last several years which has benefited the Company’s financial performance and profitability for both new construction and repair and remodeling reflected in the Company’s net sales and earnings growth. This annual financial improvement was further evidenced by the Company continuing to have net sales and profitability growth in the Company’s second and third quarters which are traditionally the Company’s strongest financial quarters based on seasonality. Finally, the consensus expectation and outlook for both new construction and repair and remodeling both show positive growth rates over the next few years which result in future forecasted profitability for the Company. Based on the preponderance of these positive factors, the valuation allowance was released during the three and nine months ended October 1, 2016. The valuation allowance release is reflected within our provision (benefit) for income taxes in the accompanying condensed consolidated statement of operations and comprehensive income (loss) during the three and nine months ended October 1, 2016.
The Company determined that when a change in valuation allowance is recognized in an interim period, a portion of the valuation allowance to be released must be allocated to the remaining interim periods. Accordingly, a portion of the remaining valuation allowance, approximately $16.8 million, will release for the Company in the fourth quarter of 2016. The Company still remains in a valuation allowance position against its deferred tax assets for certain state and Canadian jurisdictions as it is currently deemed "more likely than not" that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these states and Canadian jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary.

Tax uncertainties
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. Certain income tax returns are currently under examination by various taxing authorities. During the nine months ended October 1, 2016, approximately $0.2 million of interest expense was recorded on the remaining uncertain tax positions. The Company made no other adjustments to the tax reserves or penalties during the nine months ended October 1, 2016.
The liability for unrecognized tax benefits as of October 1, 2016 was approximately $3.1 million and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet. The corresponding amount of gross unrecognized tax benefit was approximately $15.9 million. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets related to net operating losses in accordance with ASC 740 in addition to accrued penalties and interest.
Tax Receivable Agreement
On May 22, 2013, the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with PG ITR Holdco, L.P. (the “Tax Receivable Entity”). The Tax Receivable Agreement generally provides for the payment by the Company to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes in periods ending after the IPO as a result of (i) NOL carryovers from periods (or portions thereof) ending before January 1, 2013, (ii) deductible expenses attributable to the transactions related to the IPO and (iii) deductions related to imputed interest deemed to be paid by the Company as a result of or attributable to payments under the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such benefits have been utilized or expired. The Company will retain the benefit of the remaining 15% of these tax savings. The Tax Receivable Agreement will obligate the Company to make payments to the Tax Receivable Entity generally equal to 85% of the applicable cash savings that is actually realized as a result of utilizing NOL carryovers once the tax returns are filed for that respective tax year.
The Company estimates that the total anticipated amount of future payments under the Tax Receivable Agreement could be up to approximately $89.0 million assuming no material changes in the relevant tax law, that the Company earns sufficient taxable income to utilize the net operating loss carry forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability.

Since the inception of the TRA liability with the Company’s 2013 initial public offering, the Company has had a full valuation allowance on its federal deferred tax assets and a partial valuation allowance on certain state and Canadian jurisdictions. As a result of the Company’s tax valuation allowance position for federal and state purposes, the Company calculated the TRA liability considering (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the three and nine months ended October 1, 2016, the Company released its valuation allowance on its federal deferred tax assets and certain state deferred tax assets for approximately $50.1 million due to positive factors outweighing negative evidence and specifically, the Company no longer being in a cumulative loss position. This release thereby eliminated any uncertainty as to future taxable income. Consequently, for purposes of calculating the Company’s TRA liability it was able to utilize future forecasts of taxable income beyond the 2016 tax year to determine the liability as of October 1, 2016. As a result of including future taxable income beyond 2016, the Company recognized a $42.2 million increase to the TRA liability during the three months ended October 1, 2016 bringing the total TRA liability to $84.4 million as of October 1, 2016. This amount represents the originally anticipated TRA liability at the initial public offering date with approximately $4.4 million remaining to be expensed through operations for state purposes as the Company remains in a tax valuation allowance position as of October 1, 2016 for certain states. This remaining liability will be recognized as the state valuation allowances are released in future years.

As of October 1, 2016 and December 31, 2015, the Company had a long-term liability of approximately $79.9 million and $20.8 million, respectively, and a current liability of $4.5 million and $3.0 million, respectively, for the amount due pursuant to the Tax Receivable Agreement. The Company recognized a $42.2 million expense and $1.7 million benefit for this liability during the three months ended October 1, 2016 and October 3, 2015, respectively. The Company recognized a $60.6 million and $13.5 million expense for this liability during the nine months ended October 1, 2016 and October 3, 2015, respectively.

Other
As of October 1, 2016, the Company has not established U.S. deferred taxes on unremitted earnings of the Company’s foreign subsidiaries. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently reinvested.

10.   STOCK-BASED COMPENSATION

A rollforward of stock options outstanding during the nine months ended October 1, 2016 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2016	2,613,793	$13.75	5.22
Granted	—	—	—
Exercised	(84,190)	8.19	—
Forfeited or expired	—	—	—
Balance at October 1, 2016	2,529,603	$13.94	4.57

As of October 1, 2016, 2,297,117 options were 100% vested.  At October 1, 2016, the Company had approximately $0.7 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.29 years.  The Company recorded compensation expense of $0.1 million and $0.4 million for the three months ended October 1, 2016 and October 3, 2015, respectively, and $0.6 million and $1.4 million for the nine months ended October 1, 2016 and October 3, 2015, respectively, related to stock option grants.

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

During December 2015, the Company issued an aggregate of 25,664 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares will vest over the 2016 calendar year and the Company will expense these items as compensation expense ratably during 2016. During the three and nine months ended October 1, 2016, the Company expensed approximately $0.1 million and $0.2 million, respectively, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

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

Following is a summary of the Company’s segment information:

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Net sales
Siding, Fencing and Stone	$258,924	$255,069	$679,711	$650,084
Windows and Doors	271,468	275,815	769,840	759,182
	$530,392	$530,884	$1,449,551	$1,409,266
Operating earnings (loss)
Siding, Fencing and Stone	$54,853	$51,122	$126,531	$106,118
Windows and Doors	18,911	18,798	35,662	11,960
Unallocated	(5,755)	(7,919)	(22,426)	(24,463)
	$68,009	$62,001	$139,767	$93,615

	Total assets as of
	October 1, 2016	December 31, 2015
Total assets
Siding, Fencing and Stone	$744,339	$664,053
Windows and Doors	534,442	498,994
Unallocated	70,086	103,525
	$1,348,867	$1,266,572

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

13.   GUARANTOR/NON-GUARANTOR

The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of October 1, 2016 and December 31, 2015, and for the three and nine months ended October 1, 2016 and October 3, 2015.  The non-guarantor information presented represents our Canadian subsidiaries: Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended October 1, 2016
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$472,592	$57,800	$—	$530,392
Cost of products sold	—	—	351,261	42,331	—	393,592
Gross profit	—	—	121,331	15,469	—	136,800
Operating expenses:
Selling, general and
administrative expenses	—	5,755	45,034	11,573	—	62,362
Intercompany administrative
charges	—	—	7,932	1,635	(9,567)	—
Amortization of intangible assets	—	—	5,360	1,069	—	6,429
Total operating expenses	—	5,755	58,326	14,277	(9,567)	68,791
Operating earnings (loss)	—	(5,755)	63,005	1,192	9,567	68,009
Foreign currency loss	—	—	—	(111)	—	(111)
Intercompany interest	—	15,927	(14,854)	(1,073)	—	—
Interest expense	—	(17,815)	—	—	—	(17,815)
Interest income	—	2	4	4	—	10
Loss on modification or
extinguishment of debt	—	(2,251)	—	—	—	(2,251)
Tax receivable agreement liability adjustment	—	(42,215)	—	—	—	(42,215)
Intercompany administrative income	—	9,567	—	—	(9,567)	—
Income (loss) before equity in
subsidiaries' income	—	(42,540)	48,155	12	—	5,627
Equity in subsidiaries' income	54,755	97,295	—	—	(152,050)	—
Income before provision (benefit)
for income taxes	54,755	54,755	48,155	12	(152,050)	5,627
Provision (benefit) for income taxes	—	—	(49,083)	(45)	—	(49,128)
Net income	$54,755	$54,755	$97,238	$57	$(152,050)	$54,755

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1,258)	—	(1,258)
Unrealized gain on derivative instrument	—	—	—	619	—	619
Total comprehensive income (loss)	$54,755	$54,755	$97,238	$(582)	$(152,050)	$54,116

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended October 3, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$468,789	$62,095	$—	$530,884
Cost of products sold	—	—	350,646	45,457	—	396,103
Gross profit	—	—	118,143	16,638	—	134,781
Operating expenses:
Selling, general and
administrative expenses	—	7,919	46,394	12,045	—	66,358
Intercompany administrative
charges	—	—	6,554	1,452	(8,006)	—
Amortization of intangible assets	—	—	5,346	1,076	—	6,422
Total operating expenses	—	7,919	58,294	14,573	(8,006)	72,780
Operating earnings (loss)	—	(7,919)	59,849	2,065	8,006	62,001
Foreign currency loss	—	—	—	(1,069)	—	(1,069)
Intercompany interest	—	15,882	(13,880)	(2,002)	—	—
Interest expense	—	(18,840)	—	—	—	(18,840)
Interest income	—	1	11	9	—	21
Tax receivable agreement liability adjustment	—	1,712	—	—	—	1,712
Intercompany administrative income	—	8,006	—	—	(8,006)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(1,158)	45,980	(997)	—	43,825
Equity in subsidiaries' income (loss)	41,711	42,869	—	—	(84,580)	—
Income (loss) before provision
for income taxes	41,711	41,711	45,980	(997)	(84,580)	43,825
Provision for income taxes	—	—	1,753	361	—	2,114
Net income (loss)	$41,711	$41,711	$44,227	$(1,358)	$(84,580)	$41,711

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(4,121)	—	(4,121)
Unrealized loss on derivative instrument	—	—	—	(826)	—	(826)
Total comprehensive income (loss)	$41,711	$41,711	$44,227	$(6,305)	$(84,580)	$36,764

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended October 1, 2016
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$1,299,760	$149,791	$—	$1,449,551
Cost of products sold	—	—	975,801	114,960	—	1,090,761
Gross profit	—	—	323,959	34,831	—	358,790
Operating expenses:
Selling, general and
administrative expenses	—	22,426	142,325	34,994	—	199,745
Intercompany administrative
charges	—	—	26,341	3,857	(30,198)	—
Amortization of intangible assets	—	—	15,997	3,281	—	19,278
Total operating expenses	—	22,426	184,663	42,132	(30,198)	219,023
Operating earnings (loss)	—	(22,426)	139,296	(7,301)	30,198	139,767
Foreign currency gain	—	—	—	728	—	728
Intercompany interest	—	47,788	(44,889)	(2,899)	—	—
Interest expense	—	(55,040)	—	(1)	—	(55,041)
Interest income	—	5	10	14	—	29
Loss on modification or
extinguishment of debt	—	(4,650)	—	—	—	(4,650)
Tax receivable agreement liability adjustment	—	(60,606)	—	—	—	(60,606)
Intercompany administrative income	—	30,198	—	—	(30,198)	—
Income (loss) before equity in
subsidiaries' income	—	(64,731)	94,417	(9,459)	—	20,227
Equity in subsidiaries' income	68,824	133,555	—	—	(202,379)	—
Income (loss) before benefit
for income taxes	68,824	68,824	94,417	(9,459)	(202,379)	20,227
Benefit for income taxes	—	—	(48,448)	(149)	—	(48,597)
Net income	$68,824	$68,824	$142,865	$(9,310)	$(202,379)	$68,824

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	4,099	—	4,099
Unrealized loss on derivative instrument	—	—	—	(530)	—	(530)
Total comprehensive income (loss)	$68,824	$68,824	$142,865	$(5,741)	$(202,379)	$72,393

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended October 3, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,234,439	$174,827	$—	$1,409,266
Cost of products sold	—	—	957,220	132,241	—	1,089,461
Gross profit	—	—	277,219	42,586	—	319,805
Operating expenses:
Selling, general and
administrative expenses	—	24,463	141,197	41,626	—	207,286
Intercompany administrative
charges	—	—	21,483	4,174	(25,657)	—
Amortization of intangible assets	—	—	15,428	3,476	—	18,904
Total operating expenses	—	24,463	178,108	49,276	(25,657)	226,190
Operating earnings (loss)	—	(24,463)	99,111	(6,690)	25,657	93,615
Foreign currency loss	—	—	—	(2,101)	—	(2,101)
Intercompany interest	—	47,474	(44,670)	(2,804)	—	—
Interest expense	—	(56,624)	—	(8)	—	(56,632)
Interest income	—	3	24	20	—	47
Tax receivable agreement liability adjustment	—	(13,467)	—	—	—	(13,467)
Intercompany administrative income	—	25,657	—	—	(25,657)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(21,420)	54,465	(11,583)	—	21,462
Equity in subsidiaries' income (loss)	23,224	44,644	—	—	(67,868)	—
Income (loss) before benefit
for income taxes	23,224	23,224	54,465	(11,583)	(67,868)	21,462
Benefit for income taxes	—	—	(1,620)	(142)	—	(1,762)
Net income (loss)	$23,224	$23,224	$56,085	$(11,441)	$(67,868)	$23,224

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(11,291)	—	(11,291)
Unrealized gain on derivative instrument	—	—	—	145	—	145
Total comprehensive income (loss)	$23,224	$23,224	$56,085	$(22,587)	$(67,868)	$12,078

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of October 1, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$62,599	$(10,216)	$10,310	$—	$62,693
Accounts receivable, net	—	—	254,286	29,371	—	283,657
Inventories:
Raw materials	—	—	69,464	5,445	—	74,909
Work in process	—	—	23,527	1,626	—	25,153
Finished goods	—	—	52,865	14,868	—	67,733
Total inventory	—	—	145,856	21,939	—	167,795
Prepaid expenses and other
current assets	—	2,200	20,786	2,586	—	25,572
Deferred income taxes	—	—	23,580	—	—	23,580
Total current assets	—	64,799	434,292	64,206	—	563,297
Investments in subsidiaries	(2,922)	(169,907)	—	—	172,829	—
Property and Equipment, at cost:
Land	—	—	7,436	780	—	8,216
Buildings and improvements	—	—	62,685	4,530	—	67,215
Machinery and equipment	—	1,799	384,552	19,334	—	405,685
	—	1,799	454,673	24,644	—	481,116
Less accumulated depreciation	—	(619)	(305,898)	(10,461)	—	(316,978)
Total property and equipment, net	—	1,180	148,775	14,183	—	164,138
Other Assets:
Intangible assets, net	—	—	96,358	13,799	—	110,157
Goodwill	—	—	449,366	29,945	—	479,311
Deferred income taxes	—	—	23,112	—	—	23,112
Intercompany note receivable	—	1,135,073	—	—	(1,135,073)	—
Other	—	4,107	4,745	—	—	8,852
Total other assets	—	1,139,180	573,581	43,744	(1,135,073)	621,432
	$(2,922)	$1,035,252	$1,156,648	$122,133	$(962,244)	$1,348,867

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$244	$77,665	$12,507	$—	$90,416
Accrued expenses	—	12,316	121,463	19,763	—	153,542
Current portion of payable to related
parties pursuant to tax receivable agreement	—	4,480	—	—	—	4,480
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	21,340	199,128	32,270	—	252,738
Deferred income taxes	—	—	—	4,035	—	4,035
Intercompany note payable	—	—	1,026,773	108,300	(1,135,073)	—
Long-term portion of payable to related
parties pursuant to tax receivable agreement	—	79,942	—	—	—	79,942
Other long-term liabilities	—	10,245	73,976	4,206	—	88,427
Long-term debt, less current portion	—	926,647	—	—	—	926,647
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	682	682	—	—	(682)	682
Additional paid-in-capital	750,793	750,793	314,844	24,545	(1,090,182)	750,793
(Accumulated deficit) retained earnings	(721,400)	(721,400)	(442,099)	(34,856)	1,198,355	(721,400)
Accumulated other
comprehensive loss	(32,997)	(32,997)	(15,974)	(16,367)	65,338	(32,997)
Total stockholders' (deficit) equity	(2,922)	(2,922)	(143,229)	(26,678)	172,829	(2,922)
	$(2,922)	$1,035,252	$1,156,648	$122,133	$(962,244)	$1,348,867

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$94,692	$(4,944)	$19,677	$—	$109,425
Accounts receivable, net	—	—	172,560	22,605	—	195,165
Inventories:
Raw materials	—	—	58,400	5,602	—	64,002
Work in process	—	—	23,126	2,193	—	25,319
Finished goods	—	—	47,946	13,136	—	61,082
Total inventory	—	—	129,472	20,931	—	150,403
Prepaid expenses and other
current assets	—	944	20,310	3,393	—	24,647
Deferred income taxes	—	—	11,255	6	—	11,261
Total current assets	—	95,636	328,653	66,612	—	490,901
Investments in subsidiaries	(76,813)	(245,265)	—	—	322,078	—
Property and Equipment, at cost:
Land	—	—	7,436	739	—	8,175
Buildings and improvements	—	—	61,883	4,438	—	66,321
Machinery and equipment	—	4,813	364,093	16,844	—	385,750
	—	4,813	433,412	22,021	—	460,246
Less accumulated depreciation	—	(1,755)	(288,542)	(8,946)	—	(299,243)
Total property and equipment, net	—	3,058	144,870	13,075	—	161,003
Other Assets:
Intangible assets, net	—	—	112,173	16,211	—	128,384
Goodwill	—	—	449,366	28,373	—	477,739
Intercompany note receivable	—	1,104,510	—	—	(1,104,510)	—
Other	—	4,831	3,714	—	—	8,545
Total other assets	—	1,109,341	565,253	44,584	(1,104,510)	614,668
	$(76,813)	$962,770	$1,038,776	$124,271	$(782,432)	$1,266,572

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$235	$60,655	$13,606	$—	$74,496
Accrued expenses	—	24,512	113,051	15,399	—	152,962
Current portion of payable to related
parties pursuant to tax receivable agreement	—	3,005	—	—	—	3,005
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	32,052	173,706	29,005	—	234,763
Deferred income taxes	—	—	17,470	3,917	—	21,387
Intercompany note payable	—	—	1,002,447	102,063	(1,104,510)	—
Long-term portion of payable to related
parties pursuant to tax receivable agreement	—	20,811	—	—	—	20,811
Other long-term liabilities	—	11,189	75,911	3,793	—	90,893
Long-term debt	—	975,531	—	—	—	975,531
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	681	681	—	—	(681)	681
Additional paid-in-capital	749,296	749,296	370,180	31,611	(1,151,087)	749,296
(Accumulated deficit) retained earnings	(790,224)	(790,224)	(584,964)	(25,546)	1,400,734	(790,224)
Accumulated other
comprehensive income (loss)	(36,566)	(36,566)	(15,974)	(20,572)	73,112	(36,566)
Total stockholders' (deficit) equity	(76,813)	(76,813)	(230,758)	(14,507)	322,078	(76,813)
	$(76,813)	$962,770	$1,038,776	$124,271	$(782,432)	$1,266,572

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 1, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$68,824	$68,824	$142,865	$(9,310)	$(202,379)	$68,824
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	117	37,271	5,078	—	42,466
Non-cash restructuring costs	—	—	—	491	—	491
Non-cash interest expense, net	—	10,143	—	—	—	10,143
Gain on foreign currency transactions	—	—	—	(728)	—	(728)
Loss on modification or extinguishment of debt	—	4,650	—	—	—	4,650
Stock based compensation	—	808	—	—	—	808
Deferred income taxes	—	—	(52,908)	(172)	—	(53,080)
Tax receivable agreement liability adjustment	—	60,606	—	—	—	60,606
Increase in tax uncertainty,
net of valuation allowance	—	—	190	—	—	190
Equity in subsidiaries' net income (loss)	(68,824)	(133,555)	—	—	202,379	—
Other	—	—	(43)	—	—	(43)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(83,042)	(5,408)	—	(88,450)
Inventories	—	—	(17,538)	145	—	(17,393)
Prepaid expenses and other assets	—	(985)	(1,734)	538	—	(2,181)
Accounts payable	—	9	14,062	1,835	—	15,906
Accrued expenses	—	(13,174)	15,424	(4,183)	—	(1,933)
Cash payments on restructuring liabilities	—	—	(112)	(491)	—	(603)
Other	—	—	—	318	—	318
Net cash provided by (used in)
operating activities	—	(2,557)	54,435	(11,887)	—	39,991
Cash flows from investing activities:
Capital expenditures	—	(1,262)	(22,959)	(2,193)	—	(26,414)
Proceeds from sale of assets	—	—	59	102	—	161
Net cash used in
investing activities	—	(1,262)	(22,900)	(2,091)	—	(26,253)
Cash flows from financing activities:
Payments on long-term debt	—	(63,225)	—	—	—	(63,225)
Proceeds from exercises of employee stock options	—	689	—	—	—	689
Proceeds from intercompany
investment	—	34,262	(36,807)	2,545	—	—
Net cash provided by (used in)
financing activities	—	(28,274)	(36,807)	2,545	—	(62,536)
Impact of exchange rate movements on cash	—	—	—	2,066	—	2,066
Net decrease in cash
and cash equivalents	—	(32,093)	(5,272)	(9,367)	—	(46,732)
Cash and cash equivalents at the
beginning of the period	—	94,692	(4,944)	19,677	—	109,425
Cash and cash equivalents at the end
of the period	$—	$62,599	$(10,216)	$10,310	$—	$62,693

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 3, 2015
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$23,224	$23,224	$56,085	$(11,441)	$(67,868)	$23,224
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	250	38,703	5,355	—	44,308
Fair-value premium on purchased inventory	—	—	54	—	—	54
Non-cash restructuring expense	—	—	—	805	—	805
Non-cash interest expense, net	—	9,988	—	—	—	9,988
Loss on foreign currency transactions	—	—	—	2,101	—	2,101
Non-cash litigation expense	—	—	(3,210)	—	—	(3,210)
Stock based compensation	—	1,642	—	—	—	1,642
Deferred income taxes	—	—	(4,328)	—	—	(4,328)
Tax receivable agreement liability adjustment	—	13,467	—	—	—	13,467
Reduction in tax uncertainty,
net of valuation allowance	—	—	(501)	—	—	(501)
Equity in subsidiaries' net income (loss)	(23,224)	(44,644)	—	—	67,868	—
Other	—	—	(67)	—	—	(67)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(74,649)	(2,201)	—	(76,850)
Inventories	—	—	15,487	(147)	—	15,340
Prepaid expenses and other assets	—	825	6,780	(680)	—	6,925
Accounts payable	—	(80)	9,075	(586)	—	8,409
Accrued expenses	—	(12,522)	14,664	(4,918)	—	(2,776)
Cash payments on restructuring liabilities	—	—	(201)	(1,561)	—	(1,762)
Other	—	(14)	(990)	—	—	(1,004)
Net cash provided by (used in)
operating activities	—	(7,864)	56,902	(13,273)	—	35,765
Cash flows from investing activities:
Acquisitions	—	—	(21,000)	—	—	(21,000)
Capital expenditures	—	(1,186)	(16,836)	(2,266)	—	(20,288)
Proceeds from sale of assets	—	—	88	18	—	106
Net cash used in
investing activities	—	(1,186)	(37,748)	(2,248)	—	(41,182)
Cash flows from financing activities:
Net revolver borrowings	—	20,000	—	—	—	20,000
Payments on long-term debt	—	(3,225)	—	—	—	(3,225)
Proceeds from exercises of employee stock options	—	2,201	—	—	—	2,201
Proceeds from intercompany
investment	—	3,214	(24,567)	21,353	—	—
Net cash provided by (used in)
financing activities	—	22,190	(24,567)	21,353	—	18,976
Impact of exchange rate movement
on cash	—	—	—	(3,443)	—	(3,443)
Net increase (decrease) in cash
and cash equivalents	—	13,140	(5,413)	2,389	—	10,116
Cash and cash equivalents at the
beginning of the period	—	23,555	(5,845)	15,452	—	33,162
Cash and cash equivalents at the end
of the period	$—	$36,695	$(11,258)	$17,841	$—	$43,278

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

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 49% and 51% of our net sales, respectively, for the three months ended October 1, 2016.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer, roofing, and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

Since we incorporated in 2004, we have acquired ten additional businesses to complement and expand our product portfolio and geographic diversity, including one acquisition during 2014 and one during 2015.  On September 19, 2014, we acquired all of the issued and outstanding shares of common stock of Fortune Brands Windows, Inc. ("Simonton"), a manufacturer of windows, for a purchase price of $130.0 million. On May 29, 2015, we acquired substantially all of the assets of Canyon Stone, Inc. (“Canyon Stone”), a manufacturer of stone veneer, for a purchase price of $21.0 million. Simonton is included in our Windows and Doors segment while Canyon Stone is included in our Siding, Fencing, and Stone segment.

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

	For the three months ended		For the nine months ended
(Amounts in thousands)	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$258,924	$255,069	$679,711	$650,084
Windows and Doors	271,468	275,815	769,840	759,182
Operating earnings (loss)
Siding, Fencing and Stone	54,853	51,122	126,531	106,118
Windows and Doors	18,911	18,798	35,662	11,960
Unallocated	(5,755)	(7,919)	(22,426)	(24,463)
Foreign currency gain (loss)
Siding, Fencing and Stone	58	(531)	261	(792)
Windows and Doors	(169)	(538)	467	(1,309)
Interest income (expense), net
Siding, Fencing and Stone	6	11	16	19
Windows and Doors	2	9	7	17
Unallocated	(17,813)	(18,839)	(55,035)	(56,621)
Income tax benefit (provision)
Unallocated	49,128	(2,114)	48,597	1,762
Tax Receivable Agreement liability adjustment
Unallocated	(42,215)	1,712	(60,606)	(13,467)
Loss on modification or
extinguishment of debt
Unallocated	(2,251)	—	(4,650)	—

Net income	$54,755	$41,711	$68,824	$23,224

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	October 1, 2016		October 3, 2015
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$258,924	100.0%	$255,069	100.0%
Gross profit	80,760	31.2%	77,388	30.3%
SG&A expense	22,562	8.7%	22,934	9.0%
Amortization of intangible assets	3,345	1.3%	3,332	1.3%
Operating earnings	54,853	21.2%	51,122	20.0%
Currency transaction gain (loss)	58	—%	(531)	(0.2)%

Net Sales

Net sales for the three months ended October 1, 2016 increased $3.9 million or 1.5% as compared to the three months ended October 3, 2015. The 1.5% net sales increase was driven by a $4.9 million net sales increase or 2.2% in the U.S. market partially offset by a net sales decrease of $1.0 million or 3.0% in Canada. In the U.S. market, the 2.2% net sales increase for the three months ended October 1, 2016 resulted from improved U.S. market demand for our products and new business wins. We achieved increased unit sales of approximately 6.8% from this demand increase partially offset by lower average selling prices of approximately 4.4% that were reduced in response to lower material costs during the three months ended October 1, 2016 as compared to the three months ended October 3, 2015. The lower average selling prices for our products negatively impacted our net sales by approximately $8.9 million during the three months ended October 1, 2016 as compared to the three months ended October 3, 2015. The positive demand factors in the U.S. market were partially offset by continued weaker market demand in Canada which, when combined with $0.2 million of negative foreign currency attributed to our Canadian net sales, caused the Canadian $1.0 million net sales decrease. Market demand in Canada has been negatively impacted by the 2016 decline in energy prices, particularly in Western Canada, where housing starts have declined significantly in Alberta.

Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, single family housing starts commencing in the period from April 2016 to June 2016 directly impacts the demand for our products in the three months ended October 1, 2016. According to the U.S. Census Bureau, single family housing starts increased 9.0% during this lag affected time period reflecting improved market conditions. In addition to the new construction market improvement, remodeling activity, according to the Leading Indicator of Remodeling Activity (“LIRA”), reflected the 2016 third quarter trailing twelve months increasing 6.6% compared to the prior year period. Our Siding, Fencing and Stone segment is heavily weighted to the repair and remodeling market. Our unit sales increase of 6.8% in the U.S. and decrease of 5.9% in Canada for the three months ended October 1, 2016 reflect the broader market indicators but exceeded the overall vinyl siding industry which according to the Vinyl Siding Institute reported increased U.S. shipments of 4.2%, while Canada decreased 10.8%.

The improved U.S. market conditions drove our net sales increase during the three months ended October 1, 2016; however, our sales also benefited from new business wins which is demonstrated by maintaining our leading U.S. vinyl siding market position at 38.9% for the three months ended October 1, 2016 and October 3, 2015, while our share of the Canadian vinyl siding market improved from 32.5% to 34.3% for the comparable three month period. For the three months ended October 1, 2016 and October 3, 2015, the percentage of net sales in vinyl siding and metal accessories represented approximately 59.4% and 23.3% and 59.5% and 24.4%, respectively, with our net sales of other products comprising approximately 17.3% and 16.1%.

Gross Profit

Gross profit for the three months ended October 1, 2016 increased $3.4 million or 4.4% as compared to the three months ended October 3, 2015. The gross profit increase for the three months ended October 1, 2016 resulted from the 1.5% net sales increase generated from improved U.S. market demand for our products and new business wins. The higher sales volumes experienced during the three months ended October 1, 2016 in the U.S. enabled us to increase our operating leverage relative to the three months ended October 3, 2015. In addition, we continued to experience favorable material cost pricing during the three months ended October 1, 2016 relative to the three months ended October 3, 2015, specifically for PVC resin and aluminum as a result of strategic purchases we made throughout the period. This favorable material cost pricing increased gross profit by approximately $9.2 million during the three months ended October 1, 2016 relative to the three months ended October 3, 2015. However, the favorable material cost pricing, was largely offset by lower average selling prices for the three months ended October 1, 2016 as compared to the three months ended October 3, 2015 of approximately 4.4%. In addition, our Canadian gross profit declined 10.8% or $1.1 million during the three months ended October 1, 2016 relative to the three months ended October 3, 2015 based on the declining Canadian economic conditions prevalent in Western Canada which are heavily dependent on energy prices to sustain their economy.

As a percentage of net sales, gross profit increased from 30.3% for the three months ended October 3, 2015 to 31.2% for the three months ended October 1, 2016. The 90 basis point improvement for the three months ended October 1, 2016 resulted predominantly from improved operating leverage from higher U.S. unit volume sales partially offset by weakening demand in Canada. Our Canadian business experienced a 260 basis point decrease in gross profit percentage from reduced leverage associated with lower unit volume sales, unfavorable material costs associated with foreign currency movements, and unfavorable product mix.

Selling, general and administrative expenses

SG&A expense for the three months ended October 1, 2016 decreased a nominal $0.4 million or 1.6% compared to the three months ended October 3, 2015. As a percentage of net sales, SG&A expense decreased 30 basis points from 9.0% for the three months ended October 3, 2015 to 8.7% for the three months ended October 1, 2016 as a result of improved leverage on the fixed component of our SG&A expense.

Amortization of intangible assets

Amortization expense for the three months ended October 1, 2016 remained consistent with the three months ended October 3, 2015 at approximately $3.3 million each period. In addition, as a percentage of net sales, amortization expense remained consistent at 1.3% for the three months ended October 1, 2016 and October 3, 2015.

Currency transaction gain (loss)

The currency transaction gain for the three months ended October 1, 2016 was $0.1 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction loss for the three months ended October 3, 2015 was a nominal $0.5 million resulting from the fluctuation in the Canadian dollar during the period.

	For the nine months ended
(Amounts in thousands)	October 1, 2016		October 3, 2015
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$679,711	100.0%	$650,084	100.0%
Gross profit	204,771	30.1%	182,859	28.1%
SG&A expense	68,219	10.0%	67,141	10.3%
Amortization of intangible assets	10,021	1.5%	9,600	1.5%
Operating earnings	126,531	18.6%	106,118	16.3%
Currency transaction gain (loss)	261	—%	(792)	(0.1)%

Net Sales

Net sales for the nine months ended October 1, 2016 increased $29.6 million or 4.6% as compared to the nine months ended October 3, 2015. The 4.6% net sales increase resulted from a $34.3 million net sales increase or 6.1% in the U.S. market partially offset by a net sales decrease of $4.7 million or 5.5% for Canada. In the U.S. market, the 6.1% net sales increase for the nine months ended October 1, 2016 was driven by improved U.S. market demand for our products, new business wins, and $11.7 million of net sales attributed to our Canyon Stone acquisition, which was completed on May 29, 2015. Excluding Canyon Stone, our net sales in the U.S. market would have increased 4.0% for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015. Our net sales growth in the U.S. market resulted from increased unit sales of approximately 10.1% partially offset by lower average selling prices of approximately 4.9% that were reduced in response to lower raw material input costs during the nine months ended October 1, 2016 as compared to the nine months ended October 3, 2015. The lower average selling prices for our products negatively impacted our net sales by approximately $29.5 million during the nine months ended October 1, 2016 as compared to the nine months ended October 3, 2015. In addition, our net sales for the nine months ended October 1, 2016 were negatively impacted by $2.2 million having one less shipping day based on the timing of our fiscal calendar. The positive demand factors in the U.S. market were partially offset by continued weaker market demand in Canada which when combined with $3.9 million of negative foreign currency resulted in the $4.7 million Canadian net sales decrease. Market demand in Canada has been negatively impacted by the 2016 decline in energy prices, particularly in Western Canada, where housing starts have declined significantly in Alberta (31.0%).

Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, single family housing starts commencing in the period from September 2015 to June 2016 directly impacts the demand for our products in the nine months ended October 1, 2016. According to the U.S. Census Bureau, single family housing starts increased 12.2% during this lag affected time period reflecting improved market conditions. In addition to the new construction market improvement, remodeling activity, according to LIRA, reflected the 2016 third quarter trailing twelve months increasing 6.6% compared to the prior year period. Since our segment is heavily weighted to the repair and remodeling market, we estimate the weighted average U.S. market increase was 8.5% for the nine months ended October 1, 2016. Our U.S. unit sales increase of 10.1% outperformed the estimated market increase but was partially offset by lower average selling prices which lowered net sales by $29.5 million. The improvement in single family housing starts and remodeling expenditures as well as our ability to exceed these market indicators on a unit basis is evidenced by the Vinyl Siding Institute reporting that U.S. vinyl siding industry shipments increased 6.9% while shipments in Canada decreased 9.5% for the first nine months of 2016 relative to the same period in 2015 compared to our vinyl industry shipments increase of 8.9% in the U.S. and our 4.2% decrease in Canada.

The improved U.S. market conditions drove our 4.0% net sales increase during the nine months ended October 1, 2016, however our sales also benefited from new business wins which we believe is demonstrated by the improvement in our U.S. market position in vinyl siding which increased from 38.5% to 39.2% for the comparable nine month period, while our share of the Canadian vinyl siding market improved from 29.8% to 31.6% for the comparable nine month period.

For the nine months ended October 1, 2016 and October 3, 2015, the percentage of net sales in vinyl siding and metal accessories represented approximately 58.4% and 24.3% and 60.7% and 24.4%, respectively, with our net sales of other products comprising approximately 17.3% and 14.9%. The net sales decrease in vinyl siding on a percentage basis was due in part to a sales increase of our manufactured stone product as a result of our Canyon Stone acquisition which was completed on May 29, 2015.

Gross Profit

Gross profit for the nine months ended October 1, 2016 increased $21.9 million or 12.0% as compared to the nine months ended October 3, 2015. The gross profit increase for the nine months ended October 1, 2016 resulted from the 4.6% net sales increase and included approximately $3.4 million of gross profit from our Canyon Stone acquisition, which was completed on May 29, 2015. Excluding Canyon Stone, our gross profit increase would have been $18.5 million or 10.1% for the nine months ended October 1, 2016 as compared to the nine months ended October 3, 2015. The higher sales volumes experienced during the nine months ended October 1, 2016 in the U.S. enabled us to increase our operating leverage relative to the nine months ended October 3, 2015. In addition, we experienced favorable material cost pricing during the nine months ended October 1, 2016 relative to the nine months ended October 3, 2015 specifically for PVC resin and aluminum. The favorable net material cost pricing increased gross profit by approximately $34.5 million during the nine months ended October 1, 2016 relative to the nine months ended October 3, 2015. As a result of this favorable material cost pricing, we did experience lower average selling prices for the nine months ended October 1, 2016 as compared to the nine months ended October 3, 2015 of approximately 4.9% which partially offset the favorable material costing impact on gross profit. In addition, our Canadian gross profit declined 17.2% or $4.5 million during the nine months ended October 1, 2016 relative to the nine months ended October 3, 2015 as a result of unfavorable foreign currency impact of $2.7 million, as well as the declining Canadian economic conditions prevalent in Western Canada which are heavily dependent on energy prices to sustain their economy partially offset by favorable material costing of $0.7 million.

As a percentage of net sales, gross profit increased from 28.1% for the nine months ended October 3, 2015 to 30.1% for the nine months ended October 1, 2016 excluding the impact of the Canyon Stone acquisition. The 200 basis point increase for the nine months ended October 1, 2016 resulted from improved operating leverage from the 4.6% net sales increase as well as favorable material cost pricing and freight expense partially offset by lower average sales prices, an unfavorable foreign currency impact from a weakening Canadian dollar as well as weakening demand in Canada related to a slowdown in the Canadian economy.

Selling, general and administrative expenses

SG&A expense for the nine months ended October 1, 2016 increased $1.1 million or 1.6% as compared to the nine months ended October 3, 2015. Excluding the impact of the Canyon Stone acquisition which was completed on May 29, 2015 and incurred SG&A expense of approximately $2.6 million, SG&A expense decreased $1.5 million or 2.3%.

As a percentage of net sales excluding Canyon Stone, SG&A expense decreased from 10.3% for the nine months ended October 3, 2015 to 9.8% for the nine months ended October 1, 2016. The decrease reflects improved leverage on the fixed component of our SG&A expenses relative to the net sales increase with our sales and marketing expenses decreasing $2.5 million or 6.2% during the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015.

Amortization of intangible assets

Amortization expense for the nine months ended October 1, 2016 increased $0.4 million or 4.4% compared to the nine months ended October 3, 2015. The $0.4 million increase can be attributed to the Canyon Stone acquisition which was completed on May 29, 2015 and incurred amortization expense of $0.6 million. Excluding Canyon Stone, amortization expense would have decreased $0.1 million or a nominal 1.4%.

As a percentage of net sales excluding the impact of Canyon Stone, amortization expense as a percentage of net sales was consistent at 1.4% for the nine months ended October 1, 2016 and 1.5% for the nine months ended October 3, 2015.

Currency transaction gain (loss)

The currency transaction gain for the nine months ended October 1, 2016 was $0.3 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction loss for the nine months ended October 3, 2015 was $0.8 million resulting from the fluctuation in the Canadian dollar during the period.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	October 1, 2016		October 3, 2015
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$271,468	100.0%	$275,815	100.0%
Gross profit	56,040	20.6%	57,393	20.8%
SG&A expense	34,045	12.5%	35,505	12.9%
Amortization of intangible assets	3,084	1.1%	3,090	1.1%
Operating earnings	18,911	7.0%	18,798	6.8%
Currency transaction loss	(169)	(0.1)%	(538)	(0.2)%

Net Sales

Net sales for the three months ended October 1, 2016 decreased $4.3 million or 1.6% as compared to the three months ended October 3, 2015. The net sales decrease for the three months ended October 1, 2016 can be predominantly attributed to our sales performance in Canada where net sales decreased $3.4 million or 11.6% during the three months ended October 1, 2016 as compared to the three months ended October 3, 2015. Market demand in Canada has been negatively impacted by the 2016 decline in energy prices, particularly in Western Canada, where housing starts have significantly declined, particularly in Alberta. These economic conditions have negatively impacted demand leading to a 17.4% decrease in Canadian window units or $4.7 million in net sales. These net sales decreases were partially offset by achieving higher average selling prices of 4.3% for the three months ended October 1, 2016 compared to the three months ended October 3, 2015 increasing net sales by approximately $1.5 million. In addition to the overall Canadian demand environment, net sales were negatively impacted $0.2 million for the three months ended October 1, 2016 due to negative foreign currency impact.

In the U.S. market, our new construction business achieved a net sales increase of $1.5 million or 0.9% while our repair and remodeling business incurred a net sales decline of $2.4 million or 2.8%. The U.S. Census Bureau summarized U.S. market conditions stating that single family housing starts increased 9.0% during the lag effected period. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore single family starts commencing in the period from April 2016 to June 2016 directly impacts the demand for our products in the three months ended October 1, 2016. Due to the favorable weather conditions that existed in the first quarter of 2016, we believe that net sales were pulled forward into the first quarter where our new construction business experienced a net sales increase of 14.5% versus the previous lag effected stated single family housing start increase of 7.8% for the first quarter. This net sales pull forward negatively impacted our net sales for the second and third quarters relative to market conditions. For the repair and remodeling business, LIRA reported that the 2016 third quarter trailing twelve months increased 6.6% compared to the prior year period creating a favorable demand environment. Our net sales for repair and remodeling lagged this LIRA market indicator for the three months ended October 1, 2016 reflecting the net sales pull forward impact into the first quarter in which our repair and remodeling sales increased $3.5 million or 5.6%.

Despite these lower net sales amounts relative to market indicators for the three months ended October 1, 2016 for new construction and repair and remodeling, we achieved higher average selling prices of 3.6% for the three months ended October 1, 2016 relative to the three months ended October 3, 2015. These higher selling prices increased our net sales by approximately $7.5 million for the three months ended October 1, 2016 compared to the three months ended October 3, 2015. These net sales increases were offset by lower sales in certain geographical areas, namely Texas and specifically Houston, due to extraordinarily high levels of rainfall which negatively impacted the construction industry and generally slower economic conditions related to the oil and gas industry. These factors contributed to our window sales in the Houston market decreasing 22.5%, while the broader Texas market decreased 7.6%. The negative market factors for Houston and Texas caused a net sales decline of $3.3 million for the three months ended October 1, 2016 compared to the three months ended October 3, 2015.

Gross Profit

Gross profit for the three months ended October 1, 2016 decreased $1.4 million or 2.4% as compared to the three months ended October 3, 2015. The gross profit decrease for the three months ended October 1, 2016 can be attributed to the overall net sales decrease of 1.6% for the period and unfavorable foreign currency impact of $1.2 million. Although we incurred higher costs in our U.S. new construction window business related to increased labor and freight, these higher costs were offset by improved average selling prices in the U.S. of 3.6% and 4.3% in Canada, favorable product mix and material cost pricing as well as cost savings and synergies that we realized from our Simonton acquisition.

As a percentage of net sales, gross profit experienced a nominal decrease from 20.8% for the three months ended October 3, 2015 to 20.6% for the three months ended October 1, 2016. The 20 basis point margin decrease reflects lower operating leverage and the unfavorable labor and freight cost in our U.S. new construction business partially offset by improved selling prices for our U.S. and Canadian window businesses.

Selling, general and administrative expenses

SG&A expense for the three months ended October 1, 2016 decreased $1.5 million or 4.1% as compared to the three months ended October 3, 2015. The decrease in SG&A expenses is primarily attributed to lower management incentive compensation expense partially offset by unfavorable legal expenses associated with the resolution of class action litigation for our new construction window business during the three months ended October 3, 2015.

As a percentage of net sales, SG&A expense decreased from 12.9% for the three months ended October 3, 2015 to 12.5% for the three months ended October 1, 2016. The 40 basis point decrease resulted from lower management incentive compensation expenses partially offset by increased legal expenses.

Amortization of intangible assets

Amortization expense for the three months ended October 1, 2016 remained consistent at $3.1 million and 1.1% of net sales with the three months ended October 3, 2015.

Currency transaction loss

The currency transaction loss for the three months ended October 1, 2016 was $0.2 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction loss for the three months ended October 3, 2015 was $0.5 million resulting from the fluctuation in the Canadian dollar during the period.

	For the nine months ended
(Amounts in thousands)	October 1, 2016		October 3, 2015
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$769,840	100.0%	$759,182	100.0%
Gross profit	154,019	20.0%	136,946	18.0%
SG&A expense	109,100	14.2%	115,682	15.2%
Amortization of intangible assets	9,257	1.2%	9,304	1.2%
Operating earnings	35,662	4.6%	11,960	1.6%
Currency transaction gain (loss)	467	0.1%	(1,309)	(0.2)%
Net Sales

Net sales for the nine months ended October 1, 2016 increased $10.7 million or 1.4% as compared to the nine months ended October 3, 2015. The net sales increase for the nine months ended October 1, 2016 can be attributed to the improved U.S. market conditions favorably impacting both our new construction business as well as our repair and remodeling business. For the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015, our new construction business increased $27.1 million or 6.1% while our repair and remodeling business increased $4.1 million or 1.8%. This U.S. net sales increase was partially offset by a $20.5 million net sales decline or 22.9% of our Canadian net sales for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 due to a weakening Canadian market.

The net sales increase for the U.S. market can be attributed to improved market conditions as evidenced by the U.S. Census Bureau stating that single family housing starts increased 12.2% during the lag effected period which resulted in higher net sales for our new construction products. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore single family starts commencing in the period from September 2015 to June 2016 directly impacts the demand for our products in the nine months ended October 1, 2016. For the repair and remodeling business, LIRA reported that the 2016 third quarter trailing twelve months increased 6.6% compared to the prior year period creating a favorable demand environment. Our net sales for new construction and repair and remodeling were lower than the demand market indicators for the nine months ended October 1, 2016 due primarily to lower sales in certain geographical areas, namely Texas, specifically Houston, due to extraordinary high levels of rainfall which negatively impacted the construction industry and economic conditions in the Houston market related to the oil and gas industry. Our net sales of window products in the Houston market declined $7.1 million during the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015. Our net sales for the nine months ended October 1, 2016 were also negatively impacted by $3.3 million having one less shipping day based on the timing of our fiscal calendar.

In addition to these improved demand market conditions for new construction and repair and remodeling, we experienced higher average selling prices of 4.0% for the nine months ended October 1, 2016 relative to the nine months ended October 3, 2015. These higher average selling prices increased our U.S. net sales by approximately $22.4 million for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015. The overall U.S. net sales increase of $31.2 million was partially offset by a $20.5 million net sales decline for our Western Canadian business which endured challenging market conditions negatively impacted by demand softness due to declining energy prices as well as a negative foreign currency impact of $3.5 million.

Gross Profit

Gross profit for the nine months ended October 1, 2016 increased $17.1 million or 12.5% as compared to the nine months ended October 3, 2015. The gross profit increase for the nine months ended October 1, 2016 can be attributed to the continued improvement in our new construction and repair and remodeling businesses partially offset by the negative impact from lower sales in Canada. Gross profit for our U.S. new construction and repair and remodeling business increased $12.3 million and $8.0 million, respectively, during the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015. The gross profit improvement for our U.S. businesses was driven by increased selling prices of 4.0%, favorable product mix and lower raw material costs and cost savings and synergies that were realized from our Simonton acquisition. These favorable factors were partially offset by higher costs in our U.S. new construction window business related to labor and freight. These overall net gross profit improvements in the U.S. were partially offset by a gross profit decrease of $3.2 million for our Western Canadian business which experienced weaker market demand due to depressed economic conditions including a negative foreign currency impact of $2.5 million during the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015.

As a percentage of net sales, gross profit increased from 18.0% for the nine months ended October 3, 2015 to 20.0% for the nine months ended October 1, 2016. The 200 basis point increase in gross profit reflects improvements for both our U.S. new construction and repair and remodeling window products from improved demand levels, higher average selling prices, and favorable material costs partially offset by a decrease for our Canadian business driven by the 22.9% net sales decrease which decreased operating leverage during the nine months ended October 1, 2016 as compared to the nine months ended October 3, 2015.

Selling, general and administrative expenses

SG&A expense for the nine months ended October 1, 2016 decreased $6.6 million or 5.7% as compared to the nine months ended October 3, 2015. The decrease in SG&A expense was attributable primarily to 2015 activity for acquisition integration and restructuring activities related to our repair and remodeling window acquisition which originally occurred in September 2014 as well as combining our Canadian window manufacturing facilities into a single facility. Specifically, our U.S. window repair and remodeling business incurred lower severance expenses of $1.3 million during the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015. In addition, our U.S. window businesses incurred a combined $4.1 million in lower management incentive compensation, bad debt and marketing related expenses during the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015. These expense decreases were partially offset by increased legal expense associated with the 2015 resolution of class action litigation for our new construction business of $3.2 million. For our Canadian window business, we experienced lower restructuring and integration charges of $2.3 million, as well as lower personnel costs of $1.7 million during the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 due to integration activities that occurred during 2015 finalizing our combination of our Western Canadian manufacturing facilities into a single location in Alberta.

As a percentage of net sales, SG&A expense decreased from 15.2% for the nine months ended October 3, 2015 to 14.2% for the nine months ended October 1, 2016. The 100 basis point decrease resulted from lower severance expense for our U.S. repair and remodeling window business, lower management compensation, lower selling and marketing expenses partially offset by increased legal expenses for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015. In addition, our Canadian window business incurred lower restructuring and personnel expenses during the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 from integration activities that were incurred during 2015 finalizing our combination our manufacturing operations into a single location in Alberta.

Amortization of intangible assets

Amortization expense for the nine months ended October 1, 2016 remained consistent at $9.3 million and 1.2% of net sales compared to the nine months ended October 3, 2015 of $9.3 million and 1.2% of net sales.

Currency transaction gain (loss)

The currency transaction gain for the nine months ended October 1, 2016 was $0.5 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction loss for the nine months ended October 3, 2015 was $1.3 million resulting from the fluctuation in the Canadian dollar during the period.

Combined quarterly profitability and seasonality trend

Our consolidated gross profit margin increased from 25.4% for the three months ended October 3, 2015 to 25.8% for the three months ended October 1, 2016. This gross profit increase was primarily attributed to our improvement within the Siding, Fencing, and Stone segment which experienced an increase of $3.4 million or 4.4% as compared to the three months ended October 3, 2015. The gross profit increase for the three months ended October 1, 2016 resulted from a 1.5% net sales increase generated from improved U.S. market demand for our products and new business wins. The higher U.S. sales volumes experienced during the three months ended October 1, 2016 enabled us to increase our operating leverage relative to the three months ended October 3, 2015. In addition, we continued to experience favorable material cost pricing during the three months ended October 1, 2016 relative to the three months ended October 3, 2015 specifically for PVC resin and aluminum based on strategic purchases throughout the quarter. This favorable net material cost pricing increased gross profit by approximately $9.2 million during the three months ended October 1, 2016 relative to the three months ended October 3, 2015. As a result of this favorable material cost pricing, we experienced lower average selling prices for the three months ended October 1, 2016 as compared to the three months ended October 3, 2015 of approximately 4.4% which partially offset the favorable material costing impact on gross profit. This increase was partially offset by our Canadian gross profit within the Siding, Fencing, and Stone segment which declined 10.8% or $1.1 million during the three months ended October 1, 2016 relative to the three months ended October 3, 2015 based on the declining Canadian economic conditions prevalent in Western Canada which are heavily dependent on energy prices to sustain their economy. In addition to the Canadian decrease, our Windows and Doors segment incurred a gross profit decrease of $1.4 million or 2.4% during the three months ended October 1, 2016. This gross profit decrease can be attributed to the overall net sales decrease of 1.6% for the Windows and Doors segment as well as increased labor and freight expense in our new construction window business.

SG&A expense as a percentage of net sales was 11.8% for the three months ended October 1, 2016 as compared to 12.5% for the three months ended October 3, 2015. The decrease in SG&A expenses as a percentage of net sales can be attributed to lower management incentive compensation and marketing related expenses.

Overall, our key performance metrics and trends have improved relative to the prior year comparable period and to our first quarter which is typically our lower performing quarter due to seasonality. The positive trend in our 2016 operating performance continued during the three months ended October 1, 2016 with continued gross profit margin expansion from improved market conditions, improved average selling prices in our Windows and Doors segment, improved product mix, favorable materials costs partially offset by poor economic conditions for our Western Canadian business and the negative foreign currency impact for our Canadian business.

Unallocated Operating Earnings, Interest, and Provision (Benefit) for Income Taxes

	For the three months ended
(Amounts in thousands)	October 1, 2016	October 3, 2015
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(5,755)	$(7,919)
Operating loss	(5,755)	(7,919)
Interest expense	(17,815)	(18,840)
Interest income	2	1
Tax receivable agreement liability adjustment	(42,215)	1,712
Loss on modification or extinguishment of debt	(2,251)	—
Income tax (provision) benefit for income taxes	$49,128	$(2,114)

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended October 1, 2016 decreased by $2.2 million or 27.3% compared to the same period in 2015 due primarily to decreased stock compensation of $0.3 million, decreased health insurance expenses of $0.7 million and decreased other general professional expenses of $1.2 million.

Interest expense

Interest expense for the three months ended October 1, 2016 decreased by approximately $1.0 million or 5.4% compared to the same period in 2015 as a result of the reduction in the Term Loan Facility principal balance period over period. During March and August 2016, we made two separate $30.0 million voluntary payments on the Term Loan Facility in addition to our normal quarterly amortization payments of $1.1 million, or $4.3 million annually, which reduced our outstanding borrowings and our quarterly interest expense.

Tax receivable agreement ("TRA") liability adjustment

Since the inception of the TRA liability with the Company’s 2013 initial public offering, we have been in a full valuation allowance for federal purposes and a partial valuation allowance for certain state and Canadian jurisdictions. As a result of the Company’s tax valuation allowance position for federal and state purposes, we calculated the TRA liability considering (i) current year taxable income only (due to the uncertainty of future taxable income associated with our cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the three months ended October 1, 2016, we released our federal valuation allowance and a portion of our state valuation allowance for $50.1 million due to positive factors outweighing negative evidence, specifically no longer being in a cumulative loss position. This release thereby eliminated any uncertainty as to future taxable income. Consequently, we were able to utilize future forecasts of taxable income beyond the 2016 tax year to determine the TRA liability as of October 1, 2016. Our future taxable income estimates were used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate. As a result of including future taxable income beyond 2016, we recognized a $42.2 million increase to the TRA liability during the three months ended October 1, 2016 bringing the total TRA liability to $84.4 million as of October 1, 2016. This amount represents the originally anticipated TRA liability at the initial public offering date with approximately $4.4 million remaining to be expensed through operations for state purposes as we remain in a state tax valuation allowance position as of October 1, 2016 for certain states. This remaining liability will be recognized as the state valuation allowances are released in future years.

Loss on modification or extinguishment of debt
During August 2016, we voluntarily paid $30.0 million on the Term Loan Facility to reduce our outstanding indebtedness as allowable under the terms of the agreement governing the Term Loan Facility. We performed an analysis to determine the proper accounting treatment for this voluntary payment by evaluating the change in cash flows and determining that there were no changes in the creditors as a result of the payment. Consequently, we recognized a loss on debt modification or extinguishment of approximately $2.3 million for the three months ended October 1, 2016 consisting of the proportionate write off of the related debt issuance costs and debt discount.

Income taxes
Our pre-tax income for the three months ended October 1, 2016 was approximately $5.6 million including the $42.2 million tax receivable agreement liability adjustment compared to pre-tax income of $43.8 million including the $1.7 million tax receivable agreement liability adjustment for the three months ended October 3, 2015. The income tax benefit for the three months ended October 1, 2016 increased by $51.2 million compared to the same period in 2015 due primarily to the reversal of the valuation allowance on the federal deferred tax assets and the partial reversal of the valuation allowances on certain state jurisdictions of $50.1 million partially offset by state income taxes, remaining valuation allowances, and foreign income tax. We released the federal and certain state valuation allowances as positive factors outweighed negative evidence, specifically no longer being in a cumulative loss position. As of October 1, 2016, we still remain in a valuation allowance position for certain state and Canadian jurisdictions.

	For the nine months ended
(Amounts in thousands)	October 1, 2016	October 3, 2015
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(22,426)	$(24,463)
Operating loss	(22,426)	(24,463)
Interest expense	(55,040)	(56,624)
Interest income	5	3
Loss on modification or extinguishment of debt	(4,650)	—
Tax receivable agreement liability adjustment	(60,606)	(13,467)
Income tax (provision) benefit for income taxes	$48,597	$1,762

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the nine months ended October 1, 2016 decreased by $2.0 million or 8.3% compared to the same period in 2015 due primarily to decreased audit fee expenses of $0.5 million, decreased health insurance expenses of $0.7 million, decreased other general professional expenses of $2.5 million, decreased legal fee expense of $0.5 million, and decreased stock compensation of $0.8 million, partially offset by increased incentive compensation of $3.0 million.

Interest expense

Interest expense for the nine months ended October 1, 2016 decreased by approximately $1.6 million or 2.8% compared to the same period in 2015 as a result of the reduction in the Term Loan Facility principal balance period over period and lower average borrowings on the ABL Facility period over period. During both March and August 2016, we made $30.0 million voluntary payments on the Term Loan Facility in addition to our normal quarterly amortization payments of $1.1 million, or $4.3 million annually, which reduced our outstanding borrowings and our quarterly interest expense.

TRA liability adjustment

Since the inception of the TRA liability with the Company’s 2013 initial public offering, we have been in a full valuation allowance for federal purposes and a partial valuation allowance for certain state and Canadian jurisdictions. As a result of the Company’s tax valuation allowance position for federal and state purposes, we calculated the TRA liability considering (i) current year taxable income only (due to the uncertainty of future taxable income associated with our cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the nine months ended October 1, 2016, we released our federal valuation allowance and a portion of our state valuation allowance for $50.1 million due to positive factors outweighing negative evidence, specifically no longer being in a cumulative loss position. This release thereby eliminated any uncertainty as to future taxable income. Consequently, we were able to utilize future forecasts of taxable income beyond the 2016 tax year to determine the TRA liability as of October 1, 2016. Our future taxable income estimates were used to determine the cumulative net operating loss carryforwards ("NOLs") that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate. As a result of including future taxable income beyond 2016, we recognized a $60.6 million adjustment to the TRA liability during the nine months ended October 1, 2016 bringing the total TRA liability to $84.4 million as of October 1, 2016. This amount represents the originally anticipated TRA liability at the initial public offering date with approximately $4.4 million remaining to be expensed through operations for state purposes as we remain in a state tax valuation allowance position as of October 1, 2016 for certain states. This remaining liability will be recognized as the state valuation allowances are released in future years.

The $47.1 million increase for the TRA liability adjustment for the nine months ended October 1, 2016 relative to the nine months ended October 3, 2015 resulted primarily from the valuation allowance release as well as increases in taxable income estimates. The increase in the 2016 estimated taxable income resulted from the industry increasing their projections of single family housing starts (“SFHS”) for 2016 by 11.0% compared to 2015 actual SFHS of 714 which increased our forecasts and estimates for 2016 taxable income. Furthermore, we have estimated an increase in repair and remodeling which also increased our forecasts and estimates for 2016 taxable income. All of these factors increased our 2016 taxable income estimate and therefore increased the TRA liability in addition to the inclusion of taxable income for years after 2016 as a result of the release of the valuation allowance during the nine months ended October 1, 2016.

Loss on modification or extinguishment of debt

During both March and August 2016, we voluntarily paid $30.0 million on the Term Loan Facility to reduce our outstanding indebtedness as allowable under the terms of the Term Loan Facility by a total of $60.0 million during 2016. We performed an analysis on both of these transactions to determine the proper accounting treatment for these voluntary payments by evaluating the change in cash flows and determining that there were no changes in the creditors as a result of the payment. Consequently, we recognized a loss on debt modification or extinguishment of approximately $4.7 million for the nine months ended October 1, 2016 consisting of the proportionate write off of the related debt issuance costs and debt discount.

Income taxes

The income tax benefit for the nine months ended October 1, 2016 increased by approximately $46.8 million compared to the same period in 2015 primarily from the release of the valuation allowance of $50.1 million.  Our pre-tax income for the nine months ended October 1, 2016 was approximately $20.2 million including the $60.6 million tax receivable agreement liability adjustment compared to pre-tax income of $21.5 million including the $13.5 million tax receivable agreement liability adjustment for the nine months ended October 3, 2015.  For the nine months ended October 1, 2016, the income tax benefit increase resulted primarily from the release of the valuation allowance, partially offset by state income tax, remaining valuation allowances, and foreign income taxes.

Liquidity and Capital Resources

During the nine months ended October 1, 2016, cash decreased by approximately $46.7 million compared to an increase of approximately $10.1 million during the nine months ended October 3, 2015.  The decrease in cash during the comparative nine month period was primarily driven by the $60.0 million in voluntary payments on the Term Loan Facility and a $20.0 million decrease in borrowings under the ABL Facility offset by the $46.2 million improvement in operating earnings period over period and the $21.0 million acquisition of Canyon Stone that occurred in 2015.

Two of the largest changes in operating cash flows during the nine months ended October 1, 2016 were the movement in accounts receivable and inventory. The approximate $88.5 million accounts receivable increase and $17.4 million inventory increase from December 31, 2015 to October 1, 2016 can be attributed to the seasonality of our business as we reach the peak building season in our second and third quarters. Net sales in the final two months of each respective quarter drove the receivables increase and the requirement for increased inventory as aging profiles were relatively consistent. Net sales for August and September 2016 were approximately $165.6 million and $208.4 million, respectively, versus approximately $136.2 million and $133.8 million for November and December 2015, respectively, an increase of $104.0 million. The improvement in August and September's net sales reflects the Company’s normal seasonal business as the weather in August and September is generally improved compared to November and December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable and inventory.

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

Our primary cash needs are for working capital, capital expenditures, and debt service.  As of October 1, 2016, our annual cash interest charges for debt service for the year ending December 31, 2016, including the ABL Facility, is estimated to be approximately $59.0 million.  We do not have any scheduled debt maturities until 2020.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.5% to 2.0% of net sales on an annual basis.  Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of October 1, 2016, we had no purchase commitments for inventory.  We finance these cash requirements, including payments under the Tax Receivable Agreement through internally generated cash flow and funds borrowed under the ABL Facility.

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

Our specific cash flow movement for the nine months ended October 1, 2016 and October 3, 2015 is summarized below:

Cash provided by operating activities

Net cash provided by operating activities for the nine months ended October 1, 2016 was $40.0 million as compared to approximately $35.8 million provided by operations for the nine months ended October 3, 2015. The net cash provided by operating activities was impacted by the operating earnings increase of $46.2 million which was driven by improved operating performance for our Windows and Doors segment of $23.7 million and $20.4 million operating earnings improvement in the Siding, Fencing and Stone segment based on improved U.S. housing market conditions for new construction and repair and remodeling. These improved housing conditions resulted in an unfavorable $36.8 million impact in our primary working capital for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015 as our net sales increased 2.9% which resulted in higher receivables and increased inventory requirements.

Cash used in investing activities

Net cash used in investing activities for the nine months ended October 1, 2016 and October 3, 2015 was approximately $26.3 million and $41.2 million, respectively, primarily used for capital expenditures on various ongoing capital projects. Capital expenditures for 2016 were higher than the 2015 comparable period at $26.4 million in 2016 versus $20.3 million, but were relatively consistent as a percentage of net sales at 1.8% for 2016 and 1.4% for 2015, which is comparable to our historical average of 1.5% to 2.0%. Additionally, the Company acquired Canyon Stone in May 2015 for $21.0 million.

Cash provided by (used in) financing activities

Net cash used in financing activities for the nine months ended October 1, 2016 was approximately $62.5 million, primarily from the two voluntary $30.0 million Term Loan Facility payments. Net cash provided by financing activities for the nine months ended October 3, 2015 was approximately $19.0 million, primarily from net revolver borrowings of $20.0 million. The decrease in borrowings under the revolver for 2016 related to improved operating performance during the nine months ended October 1, 2016 relative to the nine months ended October 3, 2015 as well as the $109.4 million cash balance carried forward from December 31, 2015.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of October 1, 2016, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 7.38% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2015, the Company's consolidated senior secured debt ratio was 1.97 and as a result no excess cash flow payment under the Term Loan Facility was required. However, the Company elected on March 10, 2016 and August 4, 2016 to voluntarily prepay $30.0 million on each date on the Term Loan Facility to reduce its outstanding indebtedness. The Company further elected on November 4, 2016 to voluntarily pay an additional $100.0 million on the Term Loan Facility to further reduce its outstanding indebtedness bringing our cumulative voluntary 2016 Term Loan Facility payments to $160.0 million.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of October 1, 2016, the Company’s interest rate on the ABL Facility was approximately 1.88%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of October 1, 2016, Ply Gem Industries had approximately $339.4 million of contractual availability and approximately $274.0 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $10.6 million of letters of credit and priority payables reserves.

Loss on debt modification or extinguishment
During both March and August 2016, the Company made voluntarily payments of $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the Term Loan Facility totaling $60.0 million during 2016. The Company performed an analysis to determine the proper accounting treatment for each of these voluntary payments by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payments. Consequently, the Company recognized a loss on debt modification or extinguishment of approximately $2.3 million and $4.7 million for the three and nine months ended October 1, 2016, respectively, reflecting the proportionate write-off of the related debt discount and debt issuance costs associated with each $30.0 million payment, as summarized in the table below.

(Amounts in thousands)	For the three months ended		For the nine months ended
	October 1, 2016	October 3, 2015	October 1, 2016	October 3, 2015
Loss on modification of debt:
Term Loan Facility unamortized discount	$1,797	$—	$3,712	$—
Term Loan Facility unamortized debt issuance costs	454	—	938	—
Total loss on modification or extinguishment of debt	$2,251	$—	$4,650	$—

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of October 1, 2016, we had cash and cash equivalents of approximately $62.7 million, approximately $339.4 million of contractual availability under the ABL Facility and approximately $274.0 million of borrowing base availability.

In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we have a potential obligation related to certain tax matters of approximately $3.1 million, including interest and penalties of approximately $1.3 million.  The timing of the potential tax payments is unknown.

As of October 1, 2016, the Company had no inventory purchase commitments.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of $430.0 million on the Term Loan and up to $350.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year for the Term Loan Facility.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.9 million per year. At October 1, 2016, we were not party to any interest rate swaps or caps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three and nine months ended October 1, 2016, the net impact of foreign currency changes to our results of operations was a loss of $0.1 million and a gain of approximately $0.7 million, respectively. The impact of foreign currency changes related to translation resulted in an decrease in stockholders' deficit of approximately $4.1 million for the nine months ended October 1, 2016. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. During 2015 and 2016, we entered into forward contracts to mitigate the exposure risk of currency fluctuation against the Canadian dollar.  At October 1, 2016, our foreign currency hedging contract had a fair value of $0.3 million and is recorded as an asset as of October 1, 2016.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The Midwest Ingot price of aluminum decreased approximately 14.5% for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015. The average market price for PVC resin was estimated to have increased approximately 3.2% for the nine months ended October 1, 2016 compared to the nine months ended October 3, 2015.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI increase for the twelve months ended September 2016 was approximately 1.5%.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of October 1, 2016.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of October 1, 2016 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended October 1, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, filed on November 7, 2016, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  November 7, 2016

By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Chairman of the Board

Date:  November 7, 2016

By:	/s/ Shawn K. Poe
Shawn K. Poe
Executive Vice President, Chief Financial Officer, and Secretary