Form 10-Q
period 2017-04-01
PLY GEM HOLDINGS INC
filed 2017-05-08
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017
or
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
Yes [X]                 No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer   [   ]    Accelerated filer  [X]    Non-accelerated filer     [   ](Do not check if a smaller reporting company)        Smaller reporting company   [   ]    Emerging growth company   [   ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]   No [X]

As of May 8, 2017, there were 68,413,735 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED April 1, 2017

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	48

Signatures		49

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	April 1, 2017	April 2, 2016
Net sales	$430,015	$408,614
Cost of products sold	340,490	321,913
Gross profit	89,525	86,701
Operating expenses:
Selling, general and administrative expenses	72,355	70,735
Amortization of intangible assets	5,344	6,390
Total operating expenses	77,699	77,125
Operating earnings	11,826	9,576
Foreign currency gain	155	584
Interest expense	(16,886)	(18,692)
Interest income	14	10
Loss on modification or extinguishment of debt	—	(2,399)
Tax receivable agreement liability adjustment	—	(18,150)
Loss before benefit from income taxes	(4,891)	(29,071)
Benefit from income taxes	(1,254)	(1,494)
Net loss	$(3,637)	$(27,577)
Comprehensive loss	$(3,618)	$(24,524)

Basic and diluted net loss per share attributable to common shareholders	$(0.05)	$(0.40)

Basic and diluted weighted average shares outstanding	68,399,887	68,127,491

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	April 1, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$20,661	$51,597
Accounts receivable, less allowances of $2,775 and $2,663, respectively	215,758	209,919
Inventories:
Raw materials	78,619	69,639
Work in process	28,373	24,621
Finished goods	78,374	67,696
Total inventory	185,366	161,956
Prepaid expenses and other current assets	25,525	26,850
Total current assets	447,310	450,322
Property and Equipment, at cost:
Land	8,257	8,249
Buildings and improvements	67,393	67,951
Machinery and equipment	420,841	413,565
Total property and equipment	496,491	489,765
Less accumulated depreciation	(330,550)	(324,209)
Total property and equipment, net	165,941	165,556
Other Assets:
Intangible assets, net	98,942	104,159
Goodwill	478,795	478,514
Deferred income taxes	51,599	50,347
Other	8,409	8,843
Total other assets	637,745	641,863
	$1,250,996	$1,257,741
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$84,807	$75,398
Accrued expenses	124,771	169,015
Current portion of payable to related parties pursuant to tax receivable agreement	25,383	25,383
Current portion of long-term debt	4,300	4,300
Total current liabilities	239,261	274,096
Deferred income taxes	693	2,722
Long-term portion of payable to related parties pursuant to tax receivable agreement	54,336	54,336
Other long-term liabilities	84,100	86,395
Long-term debt	868,338	836,086

Commitments and contingencies

Stockholders' Equity:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 68,407,259 and 68,269,749 issued and outstanding, respectively	684	683
Additional paid-in-capital	753,911	751,452
Accumulated deficit	(717,054)	(714,737)
Accumulated other comprehensive loss	(33,273)	(33,292)
Total stockholders' equity	4,268	4,106
	$1,250,996	$1,257,741

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the three months ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Net loss	$(3,637)	$(27,577)
Adjustments to reconcile net loss to cash
used in operating activities:
Depreciation and amortization expense	13,453	14,030
Non-cash restructuring costs	904	566
Non-cash interest expense, net	3,477	3,416
Gain on foreign currency transactions	(155)	(584)
Loss on modification or extinguishment of debt	—	2,399
Stock based compensation	259	337
Deferred income taxes	(2,167)	65
Tax receivable agreement liability adjustment	—	18,150
Increase (reduction) in tax uncertainty, net of valuation allowance	(144)	62
Other	32	138
Changes in operating assets and liabilities:
Accounts receivable, net	(5,844)	(9,134)
Inventories	(23,418)	(10,978)
Prepaid expenses and other assets	1,118	(255)
Accounts payable	9,414	(875)
Accrued expenses	(43,988)	(37,775)
Cash payments on restructuring liabilities	(23)	(668)
Other	82	137
Net cash used in operating activities	(50,637)	(48,546)
Cash flows from investing activities:
Capital expenditures	(8,418)	(7,732)
Proceeds from sale of assets	72	76
Net cash used in investing activities	(8,346)	(7,656)
Cash flows from financing activities:
Net revolver borrowings	30,000	10,000
Payments on long-term debt	(1,075)	(31,075)
Payments to tax authority for employee share-based compensation	(1,186)	—
Proceeds from exercises of employee stock options	103	—
Net cash provided by (used in) financing activities	27,842	(21,075)
Impact of exchange rate movements on cash	205	2,193
Net decrease in cash and cash equivalents	(30,936)	(75,084)
Cash and cash equivalents at the beginning of the period	51,597	109,425
Cash and cash equivalents at the end of the period	$20,661	$34,341

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017.  These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2016 Annual Report on Form 10-K.  In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included.  Operating results for the period from January 1, 2017 through April 1, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter.  Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters.  The accompanying financial statements include the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three months ended April 1, 2017 and April 2, 2016, the condensed consolidated statements of cash flows for the three months ended April 1, 2017 and April 2, 2016, and the condensed consolidated balance sheets as of April 1, 2017 and December 31, 2016.

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

Accounts Receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $2.8 million at April 1, 2017 and $2.7 million at December 31, 2016.  The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or net realizable value and are determined primarily by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of April 1, 2017, the Company had inventory purchase commitments of approximately $95.5 million.

Inventory provisions were approximately $8.5 million at April 1, 2017, increasing during the three months ended April 1, 2017 by $0.1 million compared to the December 31, 2016 provision balance of approximately $8.4 million.

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

The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“U.S. Windows”), (iii) the combined Simonton windows companies in the Windows and Doors segment, (iv) Gienow Canada Inc. ("Gienow Canada") (a combined Western Canadian company created by the January 2014 amalgamation of the Company's legacy Western Canadian business and the Gienow entity acquired in April 2013) in the Windows and Doors segment, and (v) Mitten in the Siding, Fencing and Stone segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities.  There were no indicators of impairment during the three months ended April 1, 2017.

Goodwill and other intangible assets

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives and are assessed for impairment as necessary.  The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment.  There were no indicators of impairment during the three months ended April 1, 2017 that would trigger an interim impairment test.  The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $15.7 million and $16.5 million as of April 1, 2017 and December 31, 2016, respectively, and have been recorded within long-term debt ($13.5 million at April 1, 2017 and $14.2 million at December 31, 2016) and other non-current assets ($2.2 million at April 1, 2017 and $2.3 million at December 31, 2016) in the accompanying condensed consolidated balance sheets. The debt issuance costs included in other long term assets relate to the Senior Secured Asset Based Revolving Credit Facility due 2020 ("ABL Facility"). Amortization of debt issuance costs for the three months ended April 1, 2017 and April 2, 2016 was approximately $0.8 million and $0.8 million, respectively. Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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
Tax receivable agreement ("TRA") liability

The TRA liability generally provides for the payment by the Company to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that the Company actually realizes in periods ending after the Company's initial public offering as a result of (i) net operating loss carryovers ("NOLs") from periods ending before January 1, 2013, (ii) deductible expenses attributable to the initial public offering and (iii) deductions related to imputed interest. Since the inception of the TRA liability with the Company’s 2013 initial public offering through 2015, the Company had been in a full valuation allowance for federal purposes and had partial valuation allowances on certain state and Canadian jurisdictions. As a result of the Company’s tax valuation allowance position for federal and state purposes, the Company historically calculated the TRA liability considering (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the year ended December 31, 2016, the Company released its valuation allowance on its federal deferred tax assets and certain state deferred tax assets for approximately $55.2 million due to positive factors outweighing negative evidence thereby allowing the Company to achieve the “more likely than not” realization threshold. The factors surrounding the release of this valuation allowance thereby eliminated any uncertainty as to future taxable income. Consequently, for purposes of calculating the TRA liability, the Company during the year ended December 31, 2016 utilized future forecasts of taxable income beyond the 2016 tax year to determine the TRA liability. The Company’s future taxable income estimate was used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate as the Company retains the benefit of 15% of the tax savings.

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

The Company recorded a gain from foreign currency transactions of approximately $0.2 million and $0.6 million for the three months ended April 1, 2017 and April 2, 2016, respectively. During the three months ended April 1, 2017, accumulated other comprehensive income (loss) included a currency translation gain of approximately $0.6 million and a gain of approximately $4.8 million for the three months ended April 2, 2016.

Derivative Financial Instruments

As of April 1, 2017, the Company had entered into foreign currency forward contract agreements to hedge approximately $31.7 million of its 2017 non-functional currency inventory purchases to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar.
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
The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of April 1, 2017, approximately $0.5 million of the deferred net asset on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified to cost of goods sold during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions. During the three months ended April 1, 2017, the Company recognized $0.1 million, within earnings as a reduction to cost of goods sold in the condensed consolidated statement of operations and comprehensive income (loss). During three months ended April 2, 2016, the Company recognized $0.4 million, within earnings as a reduction of cost of goods sold in the condensed consolidated statement of operations and comprehensive income (loss).
The fair value of the foreign currency forward contract agreements are estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded asset and liability included in the accompanying condensed consolidated balance sheets is as follows:

(Amounts in thousands)	April 1, 2017	December 31, 2016
Foreign currency hedge included in other current assets	$471	$962

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

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$650,000	$676,000	$676,000	$—	$—
Term Loan Facility	257,100	257,743	—	257,743	—
As of April 1, 2017	$907,100	$933,743	$676,000	$257,743	$—
Liabilities:
Senior Notes-6.50%	$650,000	$676,000	$676,000	$—	$—
Term Loan Facility	258,175	260,757	—	260,757	—
As of December 31, 2016	$908,175	$936,757	$676,000	$260,757	$—

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

The computation of the dilutive effect of other potential common shares excluded options and unvested restricted stock representing approximately 0.6 million shares of common stock for the three months ended April 1, 2017. The computation of the dilutive effect of other potential common shares excluded options and unvested restricted stock representing approximately 0.1 million shares of common stock for the three months ended April 2, 2016.

New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the statement of operations presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in other income and expense. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. ASU 2017-07 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 or fiscal 2018 for the Company. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.

Effective January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the condensed consolidated statements of cash flows. As a result of the adoption, on a modified retrospective basis, we recognized $1.3 million of excess tax benefits from stock-based compensation through a cumulative-effect adjustment decreasing accumulated deficit. We elected not to change our policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the Company's results of operations.

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

The Company early adopted ASU No. 2017-04, Intangibles-Goodwill and other (Topic 350) during the three months ended April 1, 2017.  As such, the Company measures the goodwill impairment as the amount by which the reporting unit's carrying value exceeds its fair value not to exceed the carrying amount of goodwill in a reporting unit. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2016 and no impairment indicators which would trigger an interim impairment test during the three months ended April 1, 2017. However, the Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets or the Company's market capitalization could result in goodwill impairments.

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

The reporting unit goodwill balances were as follows as of April 1, 2017 and December 31, 2016:

(Amounts in thousands)
	April 1, 2017	December 31, 2016
Siding, Fencing and Stone	$348,745	$348,553
Windows and Doors	130,050	129,961
	$478,795	$478,514

The changes in the goodwill balances from December 31, 2016 to April 1, 2017 relate to currency translation. A goodwill rollforward for 2017 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of December 31, 2016
Goodwill	$457,734	$470,780
Accumulated impairment losses	(327,773)	(122,227)
	$129,961	$348,553
Currency translation adjustments	89	192
Balance as of April 1, 2017
Goodwill	457,823	470,972
Accumulated impairment losses	(327,773)	(122,227)
	$130,050	$348,745

3.   INTANGIBLE ASSETS

The table that follows presents the major components of intangible assets as of April 1, 2017 and December 31, 2016:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of April 1, 2017:
Patents	14	$12,770	$(12,199)	$571
Trademarks/Tradenames	12	117,142	(84,227)	32,915
Customer relationships	13	218,108	(153,270)	64,838
Other	4	5,665	(5,047)	618
Total intangible assets	12	$353,685	$(254,743)	$98,942

As of December 31, 2016:
Patents	14	$12,770	$(12,078)	$692
Trademarks/Tradenames	12	117,124	(82,723)	34,401
Customer relationships	13	217,861	(150,310)	67,551
Other	4	5,661	(4,146)	1,515
Total intangible assets	12	$353,416	$(249,257)	$104,159

Amortization expense for the three months ended April 1, 2017 and April 2, 2016 was $5.3 million and $6.4 million, respectively. Estimated amortization expense for the fiscal years 2017 through 2021 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2017 (remainder of year)	$15,414
2018	19,935
2019	15,829
2020	11,150
2021	6,709

4.  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss), net of tax is comprised of the following:

(Amounts in thousands)	For the three months ended
	April 1, 2017	April 2, 2016
Net loss	$(3,637)	$(27,577)
Foreign currency translation adjustment	565	4,773
Unrealized loss on derivative instruments	(546)	(1,720)
Comprehensive loss	$(3,618)	$(24,524)

5.   LONG-TERM DEBT

Long-term debt in the accompanying condensed consolidated balance sheets at April 1, 2017 and December 31, 2016 consists of the following:

(Amounts in thousands)
	April 1, 2017	December 31, 2016
Senior secured asset based revolving credit facility	$30,000	$—
Term Loan due 2021, net of unamortized early tender premium,
discount, and debt issuance costs of $16,536 and $17,854, respectively	240,564	240,321
6.50% Senior notes due 2022, net of unamortized early tender premium,
discount, and debt issuance costs of $47,926 and $49,935, respectively	602,074	600,065
	$872,638	$840,386
Less current portion of long-term debt	(4,300)	(4,300)
	$868,338	$836,086

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of April 1, 2017, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 8.78% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2016, the Company's consolidated senior secured debt ratio was 0.93 and as a result no excess cash flow payment under the Term Loan Facility was required in 2017. The Company elected on March 10, 2016 and August 4, 2016 to voluntarily prepay $30.0 million on each date on the Term Loan Facility to reduce its outstanding indebtedness. The Company further elected on November 4, 2016 to voluntarily pay an additional $100.0 million on the Term Loan Facility to further reduce its outstanding indebtedness bringing our cumulative voluntary 2016 Term Loan Facility payments to $160.0 million.

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

Senior Secured Asset Based Revolving Credit Facility due 2020

On November 5, 2015, Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Gienow Canada Inc., and Mitten Inc. (together with Gienow, the “Canadian Borrowers”) entered into a second amended and restated credit agreement governing the ABL Facility. Among other things, the second amendment and restatement of the credit agreement governing the ABL Facility: (i) increased the overall facility to $350.0 million from $300.0 million, (ii) established an accordion feature of $50.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.25% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) extended the maturity until November 5, 2020. Under the ABL Facility, $300.0 million is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers. The following summary describes the ABL Facility after giving effect to the second amendment and restatement. As a result of the November 2015 ABL Facility amendment in which the loan syndication consisted of previous members who either maintained or increased their position as well as new syndication members, the Company capitalized new debt issuance costs of $1.5 million and amortizes these costs through 2020.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of April 1, 2017, the Company’s interest rate on the ABL Facility was approximately 2.32%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of April 1, 2017, Ply Gem Industries had approximately $310.3 million of contractual availability and approximately $207.3 million of borrowing base availability under the ABL Facility, reflecting $30.0 million of borrowings outstanding and approximately $9.7 million of letters of credit and priority payables reserves.

Loss on debt modification or extinguishment
During March 2016, the Company made a voluntarily payment of $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the Term Loan Facility. The Company performed an analysis to determine the proper accounting treatment for this voluntary payment by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payment. Consequently, the Company recognized a loss on debt modification or extinguishment of approximately $2.4 million for the three months ended April 2, 2016, reflecting the proportionate write-off of the related debt discount and debt issuance costs associated with the $30.0 million payment, as summarized in the table below.

(Amounts in thousands)	For the three months ended
	April 1, 2017	April 2, 2016
Loss on modification of debt:
Term Loan Facility unamortized discount	$—	$1,915
Term Loan Facility unamortized debt issuance costs	—	484
Total loss on modification or extinguishment of debt	$—	$2,399

6.   PENSION PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended
	April 1, 2017	April 2, 2016
Service cost	$—	$—
Interest cost	459	486
Expected return on plan assets	(546)	(545)
Amortization of loss	351	354
Net periodic benefit expense	$264	$295

7.   COMMITMENTS AND CONTINGENCIES

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets of approximately $1.4 million and $1.4 million at April 1, 2017 and December 31, 2016, respectively.  As of April 1, 2017 and December 31, 2016, the Company has recorded liabilities related to these indemnifications of approximately $0.5 million and $0.5 million, respectively, in current liabilities and $0.9 million and $0.9 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	April 1, 2017	December 31, 2016
Product claim liabilities	$138	$138
Multi-employer pension plan withdrawal liability	718	808
Other	497	500
	$1,353	$1,446

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary.  As of April 1, 2017 and December 31, 2016, warranty liabilities of approximately $20.2 million and $19.7 million, respectively, have been recorded in current liabilities and approximately $58.3 million and $57.6 million, respectively, have been recorded in long term liabilities in the Company's condensed consolidated balance sheets.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended
(Amounts in thousands)	April 1, 2017	April 2, 2016
Balance, beginning of period	$77,293	$76,562
Warranty expense during period	6,166	5,512
Settlements made during period	(5,008)	(4,613)
Balance, end of period	$78,451	$77,461

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

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc., entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), with respect to its Rocky Mount, Virginia property.  During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in the Company’s condensed consolidated balance sheets at April 1, 2017 and December 31, 2016.  The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc. Notwithstanding this indemnity, however, under applicable Federal and State laws, MW, and the Company as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the Company’s ability to seek indemnification from U.S. Industries, Inc. is limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future.  As of April 1, 2017, no recovery has been recognized on the Company’s condensed consolidated balance sheet, but the Company will actively pursue this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene (TCE)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy has responded to this request for information. Given the preliminary stage of this matter, the Company has not recorded a liability for this matter in its condensed consolidated balance sheet as of April 1, 2017. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify the Company with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.

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

In re Ply Gem Holdings, Inc. Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s initial public offering ("IPO"). It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. On February 13, 2015, the defendants filed their motion to dismiss the complaint. On September 29, 2015, the District Court granted defendants’ motion to dismiss, but ruled that plaintiff could file an amended complaint. On November 6, 2015, plaintiff filed an amended complaint, and on January 13, 2016, the defendants filed their motion to dismiss this amended complaint. On September 23, 2016, the District Court granted in part and denied in part this motion to dismiss. On February 15, 2017, plaintiff filed a motion for class certification, and on April 17, 2017, the defendants filed their opposition to this motion. The motion is pending. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. We believe the purported federal securities class action is without merit and will vigorously defend the lawsuit.

In Raul Carrillo-Hueso and Chec Xiong v. Ply Gem Industries, Inc. and Ply Gem Pacific Windows Corporation, a purported class action filed on November 25, 2015 in the Superior Court of the State of California, County of Alameda, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of, among other things, the defendants’ failure to provide (i) statutorily required meal breaks at the Sacramento, California facility, (ii) accurate wage statements to employees in California, and (iii) all wages due on termination in California. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. On January 7, 2017, the parties agreed to settle this matter for approximately $1.0 million, subject to certain conditions including approval by the Court. The Company has accrued for this amount in accrued expenses as of April 1, 2017 and December 31, 2016 in the Company's consolidated balance sheets.

In Tina Morgan v. Ply Gem Industries, Inc. and Simonton Industries, Inc., a purported class action filed on December 11, 2015 in the Superior Court of the State of California, County of Solano, plaintiff, on behalf of herself and all others similarly situated, alleges damages as a result of, among other things, the defendants’ failure at the Vacaville, California facility to (i) pay overtime wages, (ii) provide statutorily required meal breaks, (iii) provide accurate wage statements, and (iv) pay all wages owed upon termination. The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. On December 9, 2016, the parties agreed to settle this matter for approximately $0.9 million, subject to certain conditions including approval by the Court. The Company has accrued for this amount in accrued expenses as of April 1, 2017 and December 31, 2016 in the Company's consolidated balance sheets.

In Kiefer et al. v. Simonton Building Products, LLC et al., a purported class action filed on October 17, 2016 in the United States District Court for the District of Minnesota, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of, among other things, the defective design and manufacture of certain Simonton windows containing two-pane insulating glass units. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) punitive or other exemplary damages, (iii) pre- and post-judgment interest, and (iv) attorneys' fees and costs of litigation. On April 17, 2017, the District Court granted the defendants’ motion to dismiss the complaint. The damages sought in this action have not yet been quantified.

Other contingencies

The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in its products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of April 1, 2017.

8.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at April 1, 2017 and December 31, 2016:

(Amounts in thousands)	April 1, 2017	December 31, 2016
Insurance	$8,493	$8,297
Employee compensation and benefits	17,384	27,749
Sales and marketing	29,140	59,655
Product warranty	20,189	19,718
Accrued freight	2,664	2,146
Accrued interest	7,286	17,977
Accrued environmental liability	435	434
Accrued pension	1,753	1,753
Accrued sales returns and discounts	1,418	1,199
Accrued taxes	5,605	4,966
Litigation accrual	2,575	2,575
Other	27,829	22,546
	$124,771	$169,015

Other long-term liabilities consist of the following at April 1, 2017 and December 31, 2016:

(Amounts in thousands)	April 1, 2017	December 31, 2016
Insurance	$597	$605
Pension liabilities	13,958	13,907
Multi-employer pension withdrawal liability	718	808
Product warranty	58,262	57,575
Long-term product claim liability	138	138
Long-term environmental liability	1,158	1,158
Liabilities for tax uncertainties	3,781	3,925
Litigation accrual	731	731
Other	4,757	7,548
	$84,100	$86,395

Long-term incentive plan

The Company has a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize key employees. During the three months ended April 1, 2017 and April 2, 2016, the Company recognized a LTIP expense of $1.4 million and $1.7 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The LTIP liability was $5.1 million and $10.0 million as of April 1, 2017 and December 31, 2016, respectively, of which $4.3 million and $6.3 million has been recorded within accrued expenses and $0.8 million and $3.7 million in other long-term liabilities in the condensed consolidated balance sheets, respectively. During the three months ended April 1, 2017, the Company issued 129,176 shares of its common stock based on a December 30, 2016 closing stock price of $16.25 to settle LTIP awards of $3.3 million. In connection with this settlement, the Company paid $1.2 million to tax authorities on behalf of these employees which has been recognized as a financing activity in the Company's condensed consolidated statement of cash flows for the three months ended April 1, 2017.

9.   INCOME TAXES
Effective tax rate
Under FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book income (loss). In addition, we exclude jurisdictions with a projected loss for the year or the year-to-date loss where we cannot recognize a tax benefit from our estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company includes certain items treated as discrete events to arrive at an estimated effective tax rate. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense (benefit) in future periods in accordance with ASC 740-270.
For the three months ended April 1, 2017, the Company's estimated annual effective income tax rate was approximately 40.3%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, and foreign income taxes. The effective tax rate including discrete items, related to unrecognized tax benefits, stock compensation, and adjustments to state income tax rates, was 25.6% for the three months ended April 1, 2017. The tax benefit for the three months ended April 1, 2017 was approximately $1.3 million, and the tax benefit for the three months ended April 2, 2016 was approximately $1.5 million.

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
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. During the three months ended April 1, 2017, the tax reserves decreased by approximately $0.1 million, primarily related to the lapse of applicable statutes of limitation and partially offset by interest expense on remaining unrecognized tax benefits.
The liability for unrecognized tax benefits as of April 1, 2017 was approximately $3.8 million and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheets. The corresponding amount of gross unrecognized tax benefit was approximately $16.4 million. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets related to net operating losses in accordance with ASC 740 in addition to accrued penalties and interest.
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
The Company estimates that the total anticipated amount of future payments under the Tax Receivable Agreement could be up to approximately $84.4 million assuming no material changes in the relevant tax law, that the Company earns sufficient taxable income to utilize the net operating loss carry forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability.
As of April 1, 2017, the Company estimates the Tax Receivable Agreement liability to be approximately $79.7 million with the remaining $4.7 million estimated for the state NOLs associated with the Tax Receivable Agreement which have a valuation allowance. Future changes in the Company's state valuation allowance position, including the reversal of all or a portion of the Company's remaining state valuation allowance, may increase the Tax Receivable Agreement liability up to the $84.4 million estimate as the Company at that point in time will project future taxable income beyond the current fiscal year for certain state income tax purposes.

As of April 1, 2017 and December 31, 2016, the Company had a long-term liability of approximately $54.3 million and $54.3 million, respectively, and a current liability of $25.4 million and $25.4 million, respectively, for the amount due pursuant to the Tax Receivable Agreement. The Company recognized a $0.0 million and $18.2 million expense for this liability during the three months ended April 1, 2017 and April 2, 2016, respectively.
Other
As of April 1, 2017, the Company has not established U.S. deferred taxes on unremitted earnings of the Company’s foreign subsidiaries. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently reinvested.

10.   STOCK-BASED COMPENSATION

A rollforward of stock options outstanding during the three months ended April 1, 2017 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2017	2,495,533	$13.96	4.35
Granted	—	—	—
Exercised	(8,334)	12.35	—
Forfeited or expired	—	—	—
Balance at April 1, 2017	2,487,199	$13.96	4.10

As of April 1, 2017, 2,379,637 options were 100% vested.  At April 1, 2017, the Company had approximately $0.4 million of total unrecognized compensation expense that will be recognized over a weighted average period of 0.99 years.  The Company recorded compensation expense of $0.2 million and $0.3 million for the three months ended April 1, 2017 and April 2, 2016, respectively, related to stock option grants.

Restricted stock
During December 2015, the Company issued an aggregate of 25,664 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares vested over the 2016 calendar period and the Company expensed these items as compensation expense, ratably during 2016. During the three months ended April 2, 2016, the Company expensed approximately $0.1 million, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).
During December 2016, the Company issued an aggregate of 19,420 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares will vest over the 2017 calendar year and the Company will expense these items as compensation expense ratably during 2017. During the three months ended April 1, 2017, the Company expensed approximately $0.1 million, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

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

Following is a summary of the Company’s segment information:

	For the three months ended
(Amounts in thousands)	April 1, 2017	April 2, 2016
Net sales
Siding, Fencing and Stone	$190,837	$176,376
Windows and Doors	239,178	232,238
	$430,015	$408,614
Operating earnings (loss)
Siding, Fencing and Stone	$19,823	$20,374
Windows and Doors	1,429	(1,250)
Unallocated	(9,426)	(9,548)
	$11,826	$9,576

	Total assets as of
	April 1, 2017	December 31, 2016
Total assets
Siding, Fencing and Stone	$704,664	$691,930
Windows and Doors	511,597	509,055
Unallocated	34,735	56,756
	$1,250,996	$1,257,741

12.  RELATED PARTY TRANSACTIONS
During March 2015, the Company entered into new retention agreements with the Company's Chief Executive Officer and Chief Financial Officer for $3.0 million and $1.3 million, respectively. These retention agreements incentivize these individuals for three years and will require the Company to make cumulative payments of $4.3 million on December 31, 2017, if both individuals remain employed in their current positions on that date. As of April 1, 2017 and December 31, 2016, these retention payments have been accrued at $3.2 million and $2.8 million, respectively, in accrued expenses on the Company's condensed consolidated balance sheets.

13.   GUARANTOR/NON-GUARANTOR

The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of April 1, 2017 and December 31, 2016, and for the three months ended April 1, 2017 and April 2, 2016.  The non-guarantor information presented represents our Canadian subsidiaries: Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended April 1, 2017
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$389,583	$40,432	$—	$430,015
Cost of products sold	—	—	308,116	32,374	—	340,490
Gross profit	—	—	81,467	8,058	—	89,525
Operating expenses:
Selling, general and
administrative expenses	—	9,426	50,609	12,320	—	72,355
Intercompany administrative
charges	—	—	14,968	125	(15,093)	—
Amortization of intangible assets	—	—	4,290	1,054	—	5,344
Total operating expenses	—	9,426	69,867	13,499	(15,093)	77,699
Operating earnings (loss)	—	(9,426)	11,600	(5,441)	15,093	11,826
Foreign currency gain	—	—	—	155	—	155
Intercompany interest	—	14,214	(13,408)	(806)	—	—
Interest expense	—	(16,886)	—	—	—	(16,886)
Interest income	—	2	8	4	—	14
Tax receivable agreement liability adjustment	—	—	—	—	—	—
Intercompany administrative income	—	15,093	—	—	(15,093)	—
Income (loss) before equity in
subsidiaries' loss	—	2,997	(1,800)	(6,088)	—	(4,891)
Equity in subsidiaries' loss	(3,637)	(6,634)	—	—	10,271	—
Income before provision (benefit)
for income taxes	(3,637)	(3,637)	(1,800)	(6,088)	10,271	(4,891)
Provision (benefit) for income taxes	—	—	50	(1,304)	—	(1,254)
Net loss	$(3,637)	$(3,637)	$(1,850)	$(4,784)	$10,271	$(3,637)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	565	—	565
Unrealized loss on derivative instrument	—	—	—	(546)	—	(546)
Total comprehensive loss	$(3,637)	$(3,637)	$(1,850)	$(4,765)	$10,271	$(3,618)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended April 2, 2016
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$369,514	$39,100	$—	$408,614
Cost of products sold	—	—	289,872	32,041	—	321,913
Gross profit	—	—	79,642	7,059	—	86,701
Operating expenses:
Selling, general and
administrative expenses	—	9,548	49,022	12,165	—	70,735
Intercompany administrative
charges	—	—	7,772	1,673	(9,445)	—
Amortization of intangible assets	—	—	5,360	1,030	—	6,390
Total operating expenses	—	9,548	62,154	14,868	(9,445)	77,125
Operating earnings (loss)	—	(9,548)	17,488	(7,809)	9,445	9,576
Foreign currency gain	—	—	—	584	—	584
Intercompany interest	—	15,933	(15,550)	(383)	—	—
Interest expense	—	(18,691)	—	(1)	—	(18,692)
Interest income	—	2	2	6	—	10
Loss on modification or
extinguishment of debt	—	(2,399)	—	—	—	(2,399)
Tax receivable agreement liability adjustment	—	(18,150)	—	—	—	(18,150)
Intercompany administrative income	—	9,445	—	—	(9,445)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(23,408)	1,940	(7,603)	—	(29,071)
Equity in subsidiaries' income (loss)	(27,577)	(4,169)	—	—	31,746	—
Income (loss) before benefit
for income taxes	(27,577)	(27,577)	1,940	(7,603)	31,746	(29,071)
Benefit for income taxes	—	—	(527)	(967)	—	(1,494)
Net income (loss)	$(27,577)	$(27,577)	$2,467	$(6,636)	$31,746	$(27,577)

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	4,773	—	4,773
Unrealized loss on derivative instrument	—	—	—	(1,720)	—	(1,720)
Total comprehensive income (loss)	$(27,577)	$(27,577)	$2,467	$(3,583)	$31,746	$(24,524)

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of April 1, 2017
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$25,656	$(10,430)	$5,435	$—	$20,661
Accounts receivable, net	—	—	194,361	21,397	—	215,758
Inventories:
Raw materials	—	—	71,947	6,672	—	78,619
Work in process	—	—	26,517	1,856	—	28,373
Finished goods	—	—	64,295	14,079	—	78,374
Total inventory	—	—	162,759	22,607	—	185,366
Prepaid expenses and other
current assets	—	3,623	18,687	3,215	—	25,525
Total current assets	—	29,279	365,377	52,654	—	447,310
Investments in subsidiaries	4,268	(190,851)	—	—	186,583	—
Property and Equipment, at cost:
Land	—	—	7,487	770	—	8,257
Buildings and improvements	—	518	62,378	4,497	—	67,393
Machinery and equipment	—	1,980	398,676	20,185	—	420,841
	—	2,498	468,541	25,452	—	496,491
Less accumulated depreciation	—	(712)	(318,515)	(11,323)	—	(330,550)
Total property and equipment, net	—	1,786	150,026	14,129	—	165,941
Other Assets:
Intangible assets, net	—	—	87,485	11,457	—	98,942
Goodwill	—	—	449,366	29,429	—	478,795
Deferred income taxes	—	—	51,599	—	—	51,599
Intercompany note receivable	—	1,137,073	—	—	(1,137,073)	—
Other	—	3,670	4,739	—	—	8,409
Total other assets	—	1,140,743	593,189	40,886	(1,137,073)	637,745
	$4,268	$980,957	$1,108,592	$107,669	$(950,490)	$1,250,996

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$412	$74,480	$9,915	$—	$84,807
Accrued expenses	—	17,215	92,638	14,918	—	124,771
Current portion of payable to related
parties pursuant to tax receivable agreement	—	25,383	—	—	—	25,383
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	47,310	167,118	24,833	—	239,261
Deferred income taxes	—	—	—	693	—	693
Intercompany note payable	—	—	1,024,779	112,294	(1,137,073)	—
Long-term portion of payable to related
parties pursuant to tax receivable agreement	—	54,336	—	—	—	54,336
Other long-term liabilities	—	6,705	71,771	5,624	—	84,100
Long-term debt	—	868,338	—	—	—	868,338
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	684	684	—	—	(684)	684
Additional paid-in-capital	753,911	753,911	285,075	24,158	(1,063,144)	753,911
(Accumulated deficit) retained earnings	(717,054)	(717,054)	(424,472)	(41,096)	1,182,622	(717,054)
Accumulated other
comprehensive loss	(33,273)	(33,273)	(15,679)	(18,837)	67,789	(33,273)
Total stockholders' (deficit) equity	4,268	4,268	(155,076)	(35,775)	186,583	4,268
	$4,268	$980,957	$1,108,592	$107,669	$(950,490)	$1,250,996

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$50,035	$(10,918)	$12,480	$—	$51,597
Accounts receivable, net	—	—	189,983	19,936	—	209,919
Inventories:
Raw materials	—	—	63,829	5,810	—	69,639
Work in process	—	—	23,007	1,614	—	24,621
Finished goods	—	—	54,346	13,350	—	67,696
Total inventory	—	—	141,182	20,774	—	161,956
Prepaid expenses and other
current assets	—	1,276	21,940	3,634	—	26,850
Total current assets	—	51,311	342,187	56,824	—	450,322
Investments in subsidiaries	4,106	(231,236)	—	—	227,130	—
Property and Equipment, at cost:
Land	—	—	7,487	762	—	8,249
Buildings and improvements	—	510	63,000	4,441	—	67,951
Machinery and equipment	—	1,675	392,068	19,822	—	413,565
	—	2,185	462,555	25,025	—	489,765
Less accumulated depreciation	—	(665)	(312,759)	(10,785)	—	(324,209)
Total property and equipment, net	—	1,520	149,796	14,240	—	165,556
Other Assets:
Intangible assets, net	—	—	91,748	12,411	—	104,159
Goodwill	—	—	449,366	29,148	—	478,514
Deferred income taxes	—	—	50,347		—	50,347
Intercompany note receivable	—	1,135,073	—	—	(1,135,073)	—
Other	—	3,925	4,918	—	—	8,843
Total other assets	—	1,138,998	596,379	41,559	(1,135,073)	641,863
	$4,106	$960,593	$1,088,362	$112,623	$(907,943)	$1,257,741

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$377	$64,206	$10,815	$—	$75,398
Accrued expenses	—	29,812	124,723	14,480	—	169,015
Current portion of payable to related
parties pursuant to tax receivable agreement	—	25,383	—	—	—	25,383
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	59,872	188,929	25,295	—	274,096
Deferred income taxes	—	—	—	2,722	—	2,722
Intercompany note payable	—	—	1,026,657	108,416	(1,135,073)	—
Long-term portion of payable to related
parties pursuant to tax receivable agreement	—	54,336	—	—	—	54,336
Other long-term liabilities	—	6,193	74,835	5,367	—	86,395
Long-term debt	—	836,086	—	—	—	836,086
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	683	683	—	—	(683)	683
Additional paid-in-capital	751,452	751,452	236,242	26,464	(1,014,158)	751,452
(Accumulated deficit) retained earnings	(714,737)	(714,737)	(422,622)	(36,312)	1,173,671	(714,737)
Accumulated other
comprehensive loss	(33,292)	(33,292)	(15,679)	(19,329)	68,300	(33,292)
Total stockholders' (deficit) equity	4,106	4,106	(202,059)	(29,177)	227,130	4,106
	$4,106	$960,593	$1,088,362	$112,623	$(907,943)	$1,257,741

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 1, 2017
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net loss	$(3,637)	$(3,637)	$(1,850)	$(4,784)	$10,271	$(3,637)
Adjustments to reconcile net loss
to cash used in operating activities:
Depreciation and amortization expense	—	46	11,702	1,705	—	13,453
Non-cash restructuring costs	—	—	904	—	—	904
Non-cash interest expense, net	—	3,477	—	—	—	3,477
Gain on foreign currency transactions	—	—	—	(155)	—	(155)
Stock based compensation	—	259	—	—	—	259
Deferred income taxes	—	—	59	(2,226)	—	(2,167)
Increase in tax uncertainty	—	—	(144)	—	—	(144)
Equity in subsidiaries' net income (loss)	3,637	6,634	—	—	(10,271)	—
Other	—	—	32	—	—	32
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(4,718)	(1,126)	—	(5,844)
Inventories	—	—	(21,775)	(1,643)	—	(23,418)
Prepaid expenses and other assets	—	(2,243)	3,269	92	—	1,118
Accounts payable	—	35	8,368	1,011	—	9,414
Accrued expenses	—	(8,854)	(35,943)	809	—	(43,988)
Cash payments on restructuring liabilities	—	—	(23)	—	—	(23)
Other	—	—	—	82	—	82
Net cash used in
operating activities	—	(4,283)	(40,119)	(6,235)	—	(50,637)
Cash flows from investing activities:
Capital expenditures	—	(313)	(7,580)	(525)	—	(8,418)
Proceeds from sale of assets	—	—	29	43	—	72
Net cash used in
investing activities	—	(313)	(7,551)	(482)	—	(8,346)
Cash flows from financing activities:
Net revolver borrowings	—	30,000	—	—	—	30,000
Payments on long-term debt	—	(1,075)	—	—	—	(1,075)
Payments to tax authority for employee share-based compensation	—	(1,186)	—	—	—	(1,186)
Proceeds from exercises of employee stock options	—	103	—	—	—	103
Proceeds from intercompany
investment	—	(47,625)	48,158	(533)	—	—
Net cash provided by (used in)
financing activities	—	(19,783)	48,158	(533)	—	27,842
Impact of exchange rate movements on cash	—	—	—	205	—	205
Net increase (decrease) in cash
and cash equivalents	—	(24,379)	488	(7,045)	—	(30,936)
Cash and cash equivalents at the
beginning of the period	—	50,035	(10,918)	12,480	—	51,597
Cash and cash equivalents at the end
of the period	$—	$25,656	$(10,430)	$5,435	$—	$20,661

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended April 2, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$(27,577)	$(27,577)	$2,467	$(6,636)	$31,746	$(27,577)
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	61	12,379	1,590	—	14,030
Non-cash restructuring expense	—	—	—	566	—	566
Non-cash interest expense, net	—	3,416	—	—	—	3,416
Gain on foreign currency transactions	—	—	—	(584)	—	(584)
Loss on modification or extinguishment of debt	—	2,399	—	—	—	2,399
Stock based compensation	—	337	—	—	—	337
Deferred income taxes	—	—	65	—	—	65
Tax receivable agreement liability adjustment	—	18,150	—	—	—	18,150
Increase in tax uncertainty,
net of valuation allowance	—	—	62	—	—	62
Equity in subsidiaries' net income (loss)	27,577	4,169	—	—	(31,746)	—
Other	—	—	138	—	—	138
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(11,718)	2,584	—	(9,134)
Inventories	—	—	(10,511)	(467)	—	(10,978)
Prepaid expenses and other assets	—	(285)	(68)	98	—	(255)
Accounts payable	—	(54)	(3,995)	3,174	—	(875)
Accrued expenses	—	(13,833)	(25,802)	1,860	—	(37,775)
Cash payments on restructuring liabilities	—	—	(112)	(556)	—	(668)
Other	—	—	139	(2)	—	137
Net cash provided by (used in)
operating activities	—	(13,217)	(36,956)	1,627	—	(48,546)
Cash flows from investing activities:
Capital expenditures	—	(362)	(6,946)	(424)	—	(7,732)
Proceeds from sale of assets	—	—	76	—	—	76
Net cash used in
investing activities	—	(362)	(6,870)	(424)	—	(7,656)
Cash flows from financing activities:
Net revolver borrowings	—	10,000	—	—	—	10,000
Payments on long-term debt	—	(31,075)	—	—	—	(31,075)
Proceeds from intercompany
investment	—	(28,351)	41,818	(13,467)	—	—
Net cash provided by (used in)
financing activities	—	(49,426)	41,818	(13,467)	—	(21,075)
Impact of exchange rate movement
on cash	—	—	—	2,193	—	2,193
Net decrease in cash
and cash equivalents	—	(63,005)	(2,008)	(10,071)	—	(75,084)
Cash and cash equivalents at the
beginning of the period	—	94,692	(4,944)	19,677	—	109,425
Cash and cash equivalents at the end
of the period	$—	$31,687	$(6,952)	$9,606	$—	$34,341

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this discussion and in the unaudited condensed consolidated financial statements and accompanying notes presented in this Quarterly Report on Form 10-Q should be read in conjunction with information set forth in Ply Gem Holdings’ Annual Report on Form 10-K for the year ended December 31, 2016.  Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements”.  See “Special Note Regarding Forward-Looking Statements.”  As used in this Quarterly Report on Form 10-Q, the “Company”, “we”, “us”, and “our” refer to Ply Gem Holdings and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 44% and 56% of our net sales, respectively, for the three months ended April 1, 2017.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer, roofing, and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

Prior to January 11, 2010, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Investment Holdings, which was a wholly owned subsidiary of Ply Gem Prime.  On January 11, 2010, Ply Gem Investment Holdings merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation.  In May 2013, as part of the reorganization in connection with our initial public offering ("IPO"), Ply Gem Prime merged with and into Ply Gem Holdings. The Company issued 18,157,895 shares of common stock at its IPO and received gross proceeds of approximately $381.3 million.

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

Impact of commodity pricing

PVC resin, aluminum, and glass are major components in the production of our products and changes in PVC resin, aluminum, and glass prices have a direct impact on our cost of products sold.  Historically, we have been able to pass on a substantial portion of significant price increases to our customers.  The results of operations for individual quarters can be negatively impacted by a delay between the time of raw material cost increases and price increases that we implement in our products, or conversely can be positively impacted by a delay between the time of a raw material price decrease and competitive pricing moves that we implement accordingly.

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

Critical Accounting Policies

Our discussion and analysis of financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent liabilities.  We base these estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances, and these estimates form the basis for our judgments concerning the carrying values of assets and liabilities that are not readily apparent from other sources.  By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.  We periodically evaluate these estimates and judgments based on available information and experience.  Actual results could differ from our estimates under different assumptions and conditions.  If actual results significantly differ from our estimates, our financial condition and results of operations could be materially impacted.  For more information regarding our critical accounting policies and estimates please refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies contained in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 1 to our consolidated financial statements. There have been no material changes to the critical accounting policies previously disclosed in that report.

 Results of Operations

The following table summarizes net sales and operating earnings (loss) by segment and is derived from the accompanying condensed consolidated statements of operations and comprehensive income (loss) included in this report.

	For the three months ended
(Amounts in thousands)	April 1, 2017	April 2, 2016
	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$190,837	$176,376
Windows and Doors	239,178	232,238
Operating earnings (loss)
Siding, Fencing and Stone	19,823	20,374
Windows and Doors	1,429	(1,250)
Unallocated	(9,426)	(9,548)
Foreign currency gain
Siding, Fencing and Stone	19	74
Windows and Doors	136	510
Interest income (expense), net
Siding, Fencing and Stone	7	5
Windows and Doors	5	2
Unallocated	(16,884)	(18,689)
Income tax benefit
Unallocated	1,254	1,494
Tax Receivable Agreement liability adjustment
Unallocated	—	(18,150)
Loss on modification or
extinguishment of debt
Unallocated	—	(2,399)

Net loss	$(3,637)	$(27,577)

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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	April 1, 2017		April 2, 2016
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$190,837	100.0%	$176,376	100.0%
Gross profit	45,963	24.1%	46,264	26.2%
SG&A expense	23,876	12.5%	22,589	12.8%
Amortization of intangible assets	2,264	1.2%	3,301	1.9%
Operating earnings	19,823	10.4%	20,374	11.6%
Currency transaction gain	19	—%	74	—%

Net Sales

Net sales for the three months ended April 1, 2017 increased $14.5 million or 8.2% compared to the three months ended April 2, 2016. Overall, we achieved a 8.2% net sales increase for the three months ended April 1, 2017 compared to the three months ended April 2, 2016 despite having one less shipping day due to the timing of our fiscal calendar which lowered net sales $2.6 million. The 8.2% sales increase resulted from a $13.8 million net sales increase or 8.5% for the U.S. market and a net sales increase of $0.7 million or 5.3% for the Canadian market. In the U.S. market, the 8.5% net sales increase resulted from improved U.S. market demand for our products, combined with favorable weather conditions that existed throughout the three months ended April 1, 2017, demonstrating the continued recovery of the U.S. housing market. These favorable U.S. market factors increased our unit sales by 6.7% during the three months ended April 1, 2017 compared to the three months ended April 2, 2016. In Canada, we achieved a 5.3% net sales increase primarily driven by increased unit volume sales for our vinyl siding products in Canada. Our net sales in the Canadian market reflects some stabilization in the Eastern Canadian market despite the challenging conditions that currently exist in Canada from the significant decline in energy prices that have stymied housing and economic development particularly in Western Canada.

Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, single family housing starts commencing in the period from September 2016 to December 2016 directly impacts the demand for our products for the three months ended April 1, 2017. According to the U.S. Census Bureau, single family housing starts increased 11.3% during this lag affected time period reflecting these improved market conditions. In addition to the new construction market improvement, remodeling activity, according to the Leading Indicator of Remodeling Activity (“LIRA”), reflected the 2017 first quarter trailing twelve months increasing 6.5% compared to the 2016 period. However, due to the relative high dollar value or “big ticket” nature of our replacement products, we believe that true remodeling market demand for our big ticket exterior products actually increased 3.0%. Since our Siding, Fencing, and Stone segment is heavily weighted to the repair and remodeling market, we estimate the weighted average U.S. market increase to be 5.9% for the three months ended April 1, 2017, which we exceeded with our U.S. 6.7% unit net sales increase for the three months ended April 1, 2017. Our 6.7% unit sales increase also exceeded the market indicators as reported by the Vinyl Siding Institute which reported that U.S. vinyl siding industry shipments increased 5.5% during the period. The improved U.S. market conditions accounted for the majority of the 8.2% net sales increase achieved during the three months ended April 1, 2017, however our sales also benefited from new business wins which we believe is demonstrated by the improvement in our U.S. market position in vinyl siding which increased from 39.4% to 39.6% for the comparable three month period, while our share of the Canadian vinyl siding market improved from 25.3% to 27.8% for the comparable three month period.

For the three months ended April 1, 2017 and April 2, 2016, the percentage of net sales in vinyl siding and metal accessories represented approximately 56.2% and 25.9% and 58.2% and 24.6%, respectively, with our net sales of other products comprising approximately 17.9% and 17.2%. The net sales decrease in vinyl siding on a percentage basis was due in part to a sales increase for our metal products of $5.5 million or 12.7% and an increase in our manufactured stone product which achieved a net sales increase of 21.5% or $1.8 million for the three months ended April 1, 2017 compared to the three months ended April 2, 2016.

Gross Profit

Gross profit for the three months ended April 1, 2017 decreased by a nominal $0.3 million or 0.7% as compared to the three months ended April 2, 2016. The gross profit decrease for the three months ended April 1, 2017 resulted from higher raw material input costs that fully offset the 8.2% net sales increase. The Midwest Ingot price of aluminum and PVC resin increased 20.8% and 14.0%, respectively, during the three months ended April 1, 2017 relative to the three months ended April 2, 2016. This unfavorable net material cost pricing decreased gross profit by approximately $2.1 million during the three months ended April 1, 2017 relative to the three months ended April 2, 2016. We also incurred unfavorable mix from the $5.5 million increase in metal sales which carry lower gross profit margins than vinyl sales. This unfavorable mix negatively impacted gross profit by approximately $0.6 million. In response to the higher raw material costs, the Company has implemented selling price increases that are intended to partially offset the material cost increases when fully realized. These unfavorable gross profit items were partially offset by the 8.2% net sales increase for the three months ended April 1, 2017 relative to the three months ended April 2, 2016.

As a percentage of net sales, gross profit decreased from 26.2% for the three months ended April 2, 2016 to 24.1% for the three months ended April 1, 2017. The 210 basis point decrease for the three months ended April 1, 2017 resulted from increased raw material costs primarily for aluminum and PVC resin that were not fully offset during the period by increased average selling prices as our announced price increases normally lag our incurred material costs. In addition, we experienced unfavorable mix from increased metal sales which carry lower gross profit margins than vinyl sales and also incurred higher warranty costs from our net sales increase.

Selling, general and administrative expenses

SG&A expense for the three months ended April 1, 2017 increased $1.3 million or 5.7% compared to the three months ended April 2, 2016. We incurred higher sales and marketing expenses of $1.3 million from the 8.2% net sales increase achieved during the three months ended April 1, 2017 compared to the three months ended April 2, 2016. As a percentage of net sales, SG&A expense decreased 30 basis points from 12.8% for the three months ended April 2, 2016 to 12.5% for the three months ended April 1, 2017 as a result of improved leverage on the fixed component of our SG&A expense.

Amortization of intangible assets

Amortization expense for the three months ended April 1, 2017 decreased $1.0 million or 31.4% compared to the three months ended April 2, 2016 due to certain intangible assets associated with a 2006 acquisition becoming fully amortized. As a percentage of net sales, amortization expense decreased to 1.2% for the three months ended April 1, 2017 compared to 1.9% for the three months ended April 2, 2016 from these intangible assets becoming fully amortized.

Currency transaction gain

The currency transaction gain for the three months ended April 1, 2017 was a nominal amount resulting from the impact of the Canadian dollar fluctuation. The currency transaction gain for the three months ended April 2, 2016 was a nominal $0.1 million resulting from the fluctuation in the Canadian dollar during the period.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	April 1, 2017		April 2, 2016
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$239,178	100.0%	$232,238	100.0%
Gross profit	43,562	18.2%	40,437	17.4%
SG&A expense	39,053	16.3%	38,598	16.6%
Amortization of intangible assets	3,080	1.3%	3,089	1.3%
Operating earnings (loss)	1,429	0.6%	(1,250)	(0.5)%
Currency transaction gain	136	0.1%	510	0.2%

Net Sales

Net sales for the three months ended April 1, 2017 increased $6.9 million or 3.0% as compared to the three months ended April 2, 2016. Overall, we achieved 3.0% net sales growth despite having one less shipping day in the three months ended April 1, 2017 compared to the three months ended April 2, 2016 due to the timing of our fiscal calendar which lowered net sales $3.6 million. The net sales increase for the three months ended April 1, 2017 resulted from the improved U.S. market conditions combined with mild weather conditions during the first three months of 2017 which favorably impacted both our new construction business as well as our repair and remodeling business. For the three months ended April 1, 2017 compared to the three months ended April 2, 2016, our U.S. new construction business increased $12.2 million or 8.1% while our U.S. repair and remodeling business decreased $6.2 million or 10.3% as a result of lower unit volume sales of 6.1%. Our Canadian net sales increased $0.9 million or 4.3% for the three months ended April 1, 2017 relative to the three months ended April 2, 2016 due primarily to favorable exchange rates of $0.7 million. Our Western Canada sales continue to be impacted by depressed market conditions that resulted from the significant decline in energy prices that have stymied housing and economic development in Western Canada.

The net sales increase for the U.S. market can be attributed to improved market conditions as evidenced by the U.S. Census Bureau reporting that single family housing starts increased 11.3% during the lag effected period which resulted in higher net sales for our new construction products. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore single family starts commencing in the period from September 2016 to December 2016 directly impacts the demand for our products for the three months ended April 1, 2017. For the repair and remodeling business, LIRA reported that the 2017 trailing twelve months increased 6.5% compared to the 2016 period creating a favorable demand environment. However, due to the relative high dollar value or “big ticket” nature of our replacement products, we believe that true remodeling market demand for our big ticket exterior products actually increased 3.0%. Our net sales for new construction and repair and remodeling were lower than the demand market indicators for the three months ended April 1, 2017. Our unit sales for new construction taking into account the one less shipping day increased approximately 1.8% while repair and remodeling units decreased 4.6% during the three months ended April 1, 2017 relative to the three months ended April 2, 2016. The lower unit volume relative to the overall market for our new construction window and door products is attributable in part to certain geographical regions, such as Texas that has seen some economic slowdown and our unit sales in Texas are down 6.4% for the three months ended April 1, 2017 relative to the three months ended April 2, 2016. Despite these lower net sales amounts relative to demand market indicators for the three months ended April 1, 2017 compared to the three months ended April 2, 2016 and the one less shipping day, we achieved higher average selling prices of 4.3% for the three months ended April 1, 2017 compared to the three months ended April 2, 2016. These higher average selling prices increased our net sales by approximately $9.6 million for the three months ended April 1, 2017 compared to the three months ended April 2, 2016.

Gross Profit

Gross profit for the three months ended April 1, 2017 increased $3.1 million or 7.7% as compared to the three months ended April 2, 2016. The gross profit increase for the three months ended April 1, 2017 resulted from the continued improvement in our new construction business and the sustained performance for our repair and remodeling business while our Canadian business experienced improved gross profit of $0.8 million relative to the prior year. Gross profit for our U.S. new construction and repair and remodeling business increased $2.3 million during the three months ended April 1, 2017 compared to the three months ended April 2, 2016. The gross profit improvement for our U.S. businesses was driven by increased selling prices of 4.3% and favorable product mix which improved gross profit by $8.4 million. Our Canadian business also contributed favorable price of $1.2 million as well for the three months ended April 1, 2017 relative to the three months ended April 2, 2016 despite the challenging economic and demand conditions that exist in Western Canada due to lower energy prices. We experienced higher average selling prices during the three months ended April 1, 2017 compared to the three months ended April 2, 2016 from announced price increases due to the aforementioned raw material cost increases for aluminum and PVC resin as well as glass costs. These higher material costs negatively impacted our gross profit by approximately $3.1 million. In addition, we incurred higher freight costs of $1.2 million and other manufacturing costs of approximately $1.1 million from the net sales increase which partially offset our gross profit increase for the three months ended April 1, 2017.

As a percentage of net sales, gross profit increased from 17.4% for the three months ended April 2, 2016 to 18.2% for the three months ended April 1, 2017. The 80 basis point increase in gross profit reflects improvements for our U.S. new construction businesses from improved demand levels and higher average selling prices partially offset by rising material, freight and other manufacturing costs for the three months ended April 1, 2017 compared to the three months ended April 2, 2016.

Selling, general and administrative expenses

SG&A expense for the three months ended April 1, 2017 increased $0.5 million or 1.2% as compared to the three months ended April 2, 2016. SG&A expense increased as a result of our 3.0% net sales increase, however, we gained leverage on the fixed component of SG&A expense. As a percentage of net sales, SG&A expense decreased 30 basis points from 16.6% for the three months ended April 2, 2016 to 16.3% for the three months ended April 1, 2017 as a result of this improved SG&A expense leverage.

Amortization of intangible assets

Amortization expense for the three months ended April 1, 2017 remained consistent at $3.1 million and 1.3% of net sales with the three months ended April 2, 2016.

Currency transaction gain

The currency transaction gain for the three months ended April 1, 2017 was $0.1 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction gain for the three months ended April 2, 2016 was $0.5 million resulting from the fluctuation in the Canadian dollar during the period.

Unallocated Operating Earnings, Interest, and Benefit for Income Taxes

	For the three months ended
(Amounts in thousands)	April 1, 2017	April 2, 2016
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(9,426)	$(9,548)
Operating loss	(9,426)	(9,548)
Interest expense	(16,886)	(18,691)
Interest income	2	2
Tax receivable agreement liability adjustment	—	(18,150)
Loss on modification or extinguishment of debt	—	(2,399)
Income tax benefit for income taxes	$1,254	$1,494

Operating loss

Unallocated losses include items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the three months ended April 1, 2017 decreased by $0.1 million or 1.3% compared to the same period in 2016 due primarily to decreased stock compensation expense of $0.1 million.

Interest expense

Interest expense for the three months ended April 1, 2017 decreased by approximately $1.8 million or 9.7% compared to the same period in 2016 as a result of the reduction in the Term Loan Facility principal balance period over period. During March, August and November 2016, we made a total of $160.0 million in voluntary payments on the Term Loan Facility in addition to our normal quarterly amortization payments of $1.1 million, or $4.3 million annually, which reduced our outstanding borrowings and our quarterly interest expense.

Tax receivable agreement ("TRA") liability adjustment

Since the inception of the TRA liability with the Company’s 2013 initial public offering, we had previously been in a full valuation allowance for federal purposes and a partial valuation allowance for certain state and Canadian jurisdictions. As a result of the Company’s tax valuation allowance position for federal and state purposes, we previously calculated the TRA liability considering (i) current year taxable income only (due to the uncertainty of future taxable income associated with our cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. Our future taxable income estimates were used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate.

During the year ended December 31, 2016, we released our federal valuation allowance and increased our TRA liability to $79.7 million as the Company was no longer in a three year cumulative loss position. The factors surrounding the release of the federal valuation allowance thereby eliminated any uncertainty as to future taxable income resulting in the Company recognizing the majority of the expected TRA liability. For the three months ended April 2, 2016, we remained in a full valuation allowance position and consequently our TRA methodology was not to utilize future projected taxable income beyond the current fiscal year given the uncertainty of future taxable income due to the three year cumulative loss position. As a result, we recognized a $18.2 million TRA adjustment during the three months ended April 2, 2016 when we were able to use the full projected taxable income for the year ended December 31, 2016. For the three months ended April 1, 2017, we did not incur a TRA adjustment as the majority of the anticipated liability was recognized during the fourth quarter of 2016 when the federal valuation allowance was released and forecasts beyond the current fiscal year for taxable income were utilized to estimate the TRA liability. The remaining TRA liability to be expensed of $4.7 million will be recognized when the Company is no longer in a cumulative loss position for certain states.

The total TRA liability as of April 1, 2017 is $79.7 million. This amount represents the originally anticipated TRA liability at the initial public offering date with approximately $4.7 million remaining to be expensed through operations for state purposes as we remain in a state tax valuation allowance position as of April 1, 2017 for certain states. This remaining liability will be recognized as the state valuation allowances are released in future years.

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

Income taxes
Our pre-tax loss for the three months ended April 1, 2017 was approximately $4.9 million. The income tax benefit for the three months ended April 1, 2017 decreased by $0.2 million compared to the same period in 2016 due primarily to the reversal of the federal valuation allowance and the resulting increase to the projected annual effective tax rate that was applied to a smaller pre-tax loss for the three months ended April 1, 2017 compared to the three months ended April 2, 2016. As of April 1, 2017, we still remain in a valuation allowance position for certain state and Canadian jurisdictions.

Liquidity and Capital Resources

During the three months ended April 1, 2017, cash decreased by approximately $30.9 million compared to a decrease of approximately $75.1 million during the three months ended April 2, 2016.  The decrease in cash utilized during the comparative three month period was primarily driven by the $30.0 million voluntary payment on the Term Loan Facility during the three months ended April 2, 2016 and a $20.0 million increase in borrowings under the ABL Facility during the three months ended April 1, 2017.

Two of the largest changes in operating cash flows during the three months ended April 1, 2017 were the movement in accounts receivable and inventory. The approximate $5.8 million accounts receivable increase and $23.4 million inventory increase from December 31, 2016 to April 1, 2017 can be attributed to the seasonality of our business as we reach the peak building season in our second and third quarters. Net sales in the final months of each respective quarter drove the receivables increase and the requirement for increased inventory as aging profiles were relatively consistent. Net sales for March 2017 were approximately $183.6 million versus approximately $152.2 million for December 2016, an increase of $31.4 million. The improvement in March's net sales reflects the Company’s normal seasonal business as the weather in March is generally improved compared to December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable and inventory.

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

Our primary cash needs are for working capital, capital expenditures, and debt service.  As of April 1, 2017, our annual cash interest charges for debt service for the year ending December 31, 2017, including the ABL Facility, is estimated to be approximately $54.8 million.  We do not have any scheduled debt maturities until 2020.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.5% to 2.0% of net sales on an annual basis.  Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of April 1, 2017, we had inventory purchase commitments of approximately $95.5 million.  We finance these cash requirements, including payments under the Tax Receivable Agreement through internally generated cash flow and funds borrowed under the ABL Facility.

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

Our specific cash flow movement for the three months ended April 1, 2017 and April 2, 2016 is summarized below:

Cash used in operating activities

Net cash used in operating activities for the three months ended April 1, 2017 was $50.6 million as compared to approximately $48.5 million used in operations for the three months ended April 2, 2016. The net cash used in operating activities was impacted by the operating earnings increase of $2.3 million which was driven by improved operating performance for our Windows and Doors segment of $2.7 million offset by a $0.6 million operating earnings decrease in the Siding, Fencing and Stone segment. Working capital improvements in 2017 resulted in a favorable $1.1 million impact in our primary working capital for the three months ended April 1, 2017 compared to the three months ended April 2, 2016 as our net sales increased 5.2% which resulted in higher receivables and increased inventory requirements which were offset by an increase in accounts payable and improved days payable outstanding as of April 1, 2017.

Cash used in investing activities

Net cash used in investing activities for the three months ended April 1, 2017 and April 2, 2016 was approximately $8.3 million and $7.7 million, respectively, primarily used for capital expenditures on various ongoing capital projects. Capital expenditures for 2017 were higher than the 2016 comparable period at $8.4 million in 2017 versus $7.7 million, but were relatively consistent as a percentage of net sales at 2.0% for 2017 and 1.9% for 2016, which is comparable to our historical average of 1.5% to 2.0%.

Cash provided by (used in) financing activities

Net cash provided by financing activities for the three months ended April 1, 2017 was approximately $27.8 million, primarily from the net revolver borrowings of $30.0 million offset by $1.2 million of cash tax withholdings on employee stock compensation and $1.1 million of mandatory principal payments on the Term Loan Facility. Net cash used in financing activities for the three months ended April 2, 2016 was approximately $21.1 million, primarily from the $30.0 million Term Loan Facility payment and net revolver borrowings of $10.0 million. The increase in borrowings under the revolver for 2017 primarily related to the ending cash balance of $51.6 million at December 31, 2016 versus the ending cash balance of $109.4 million at December 31, 2015.

Our specific debt instruments and terms are described below:

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of April 1, 2017, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 8.78% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2016, the Company's consolidated senior secured debt ratio was 0.93 and as a result no excess cash flow payment under the Term Loan Facility was required in 2017. The Company elected on March 10, 2016 and August 4, 2016 to voluntarily prepay $30.0 million on each date on the Term Loan Facility to reduce its outstanding indebtedness. The Company further elected on November 4, 2016 to voluntarily pay an additional $100.0 million on the Term Loan Facility to further reduce its outstanding indebtedness bringing our cumulative voluntary 2016 Term Loan Facility payments to $160.0 million.

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

Senior Secured Asset Based Revolving Credit Facility due 2020

On November 5, 2015, Ply Gem Holdings, Inc., Ply Gem Industries, Inc., Gienow Canada Inc., and Mitten Inc. (together with Gienow, the “Canadian Borrowers”) entered into a second amended and restated credit agreement governing the ABL Facility. Among other things, the second amendment and restatement of the credit agreement governing the ABL Facility: (i) increased the overall facility to $350.0 million from $300.0 million, (ii) established an accordion feature of $50.0 million, (iii) reduced the applicable margin for borrowings under the ABL Facility to a range from 1.25% to 2.00% for Eurodollar rate loans, depending on availability, and (iv) extended the maturity until November 5, 2020. Under the ABL Facility, $300.0 million is available to Ply Gem Industries and $50.0 million is available to the Canadian Borrowers. The following summary describes the ABL Facility after giving effect to the second amendment and restatement. As a result of the November 2015 ABL Facility amendment in which the loan syndication consisted of previous members who either maintained or increased their position as well as new syndication members, the Company capitalized new debt issuance costs of $1.5 million and amortizes these costs through 2020.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of April 1, 2017, the Company’s interest rate on the ABL Facility was approximately 2.32%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of April 1, 2017, Ply Gem Industries had approximately $310.3 million of contractual availability and approximately $207.3 million of borrowing base availability under the ABL Facility, reflecting $30.0 million of borrowings outstanding and approximately $9.7 million of letters of credit and priority payables reserves.

Loss on debt modification or extinguishment
During March 2016, the Company made a voluntarily payment of $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the Term Loan Facility. The Company performed an analysis to determine the proper accounting treatment for this voluntary payment by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payment. Consequently, the Company recognized a loss on debt modification or extinguishment of approximately $2.4 million for the three months ended April 2, 2016, reflecting the proportionate write-off of the related debt discount and debt issuance costs associated with the $30.0 million payment, as summarized in the table below.

(Amounts in thousands)	For the three months ended
	April 1, 2017	April 2, 2016
Loss on modification of debt:
Term Loan Facility unamortized discount	$—	$1,915
Term Loan Facility unamortized debt issuance costs	—	484
Total loss on modification or extinguishment of debt	$—	$2,399

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future.  As of April 1, 2017, we had cash and cash equivalents of approximately $20.7 million, approximately $310.3 million of contractual availability under the ABL Facility and approximately $207.3 million of borrowing base availability.

In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions.  Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Contractual Obligations

In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we have a potential obligation related to certain tax matters of approximately $3.8 million, including interest and penalties of approximately $1.5 million.  The timing of the potential tax payments is unknown.

As of April 1, 2017, the Company had inventory purchase commitments of approximately $95.5 million.

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

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements.  All written and oral forward-looking statements made in connection with this Quarterly Report on Form 10-Q that are attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Risk Factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and other cautionary statements included therein and herein.

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and the following:

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

Other factors that could cause actual results to differ from those implied by the forward-looking statements contained in this Quarterly Report on Form 10-Q include those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.  We undertake no obligation to update the forward-looking statements in this report.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposure relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of $430.0 million on the Term Loan and up to $350.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year for the Term Loan Facility.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.9 million per year. At April 1, 2017, we were not party to any interest rate swaps or caps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  For the three months ended April 1, 2017, the net impact of foreign currency changes to our results of operations was a gain of $0.2 million. The impact of foreign currency changes related to translation resulted in an increase in stockholders' equity of approximately $0.6 million for the three months ended April 1, 2017. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. During 2016, we entered into forward contracts to mitigate the exposure risk of currency fluctuation against the Canadian dollar during 2017.  At April 1, 2017, our foreign currency hedging contract had a fair value of $0.5 million and is recorded as an asset as of April 1, 2017.

Commodity pricing risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, glass, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The Midwest Ingot price of aluminum decreased approximately 20.8% for the three months ended April 1, 2017 compared to the three months ended April 2, 2016. The average market price for PVC resin was estimated to have increased approximately 14.0% for the three months ended April 1, 2017 compared to the three months ended April 2, 2016.

Inflation

We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI increase for the twelve months ended March 2017 was approximately 2.4%.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of April 1, 2017.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of April 1, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the three months ended April 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
101*
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended April 1, 2017, filed on May 8, 2017, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  May 8, 2017

By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Chairman of the Board

Date:  May 8, 2017

By:	/s/ Shawn K. Poe
Shawn K. Poe
Executive Vice President, Chief Financial Officer, and Secretary