Form 10-Q
period 2017-07-01
PLY GEM HOLDINGS INC
filed 2017-08-07
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017
or
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
Yes [X]                 No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]   No [  ]

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of August 7, 2017, there were 68,459,278 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED July 1, 2017

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	57

Signatures		58

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	July 1, 2017	July 2, 2016
Net sales	$544,767	$510,545
Cost of products sold	407,879	375,256
Gross profit	136,888	135,289
Operating expenses:
Selling, general and administrative expenses	65,531	66,648
Amortization of intangible assets	5,258	6,459
Total operating expenses	70,789	73,107
Operating earnings	66,099	62,182
Foreign currency gain	617	255
Interest expense	(17,399)	(18,534)
Interest income	19	9
Tax receivable agreement liability adjustment	—	(241)
Income before provision for income taxes	49,336	43,671
Provision for income taxes	19,477	2,025
Net income	$29,859	$41,646
Comprehensive income	$30,708	$42,802

Net income attributable to common shareholders per share:
Basic	$0.44	$0.61
Diluted	$0.43	$0.61
Weighted average shares outstanding:
Basic	68,435,315	68,159,907
Diluted	69,019,692	68,370,548

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the six months ended
	July 1, 2017	July 2, 2016
Net sales	$974,782	$919,159
Cost of products sold	748,369	697,169
Gross profit	226,413	221,990
Operating expenses:
Selling, general and administrative expenses	137,886	137,383
Amortization of intangible assets	10,602	12,849
Total operating expenses	148,488	150,232
Operating earnings	77,925	71,758
Foreign currency gain	772	839
Interest expense	(34,285)	(37,226)
Interest income	33	19
Loss on modification or extinguishment of debt	—	(2,399)
Tax receivable agreement liability adjustment	—	(18,391)
Income before provision for income taxes	44,445	14,600
Provision for income taxes	18,223	531
Net income	$26,222	$14,069
Comprehensive income	$27,090	$18,277

Net income attributable to common shareholders per share:
Basic	$0.38	$0.21
Diluted	$0.38	$0.21
Weighted average shares outstanding:
Basic	68,417,602	68,143,523
Diluted	68,988,527	68,219,762

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	July 1, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$7,172	$51,597
Accounts receivable, less allowances of $2,593 and $2,663, respectively	296,133	209,919
Inventories:
Raw materials	87,087	69,639
Work in process	29,449	24,621
Finished goods	78,350	67,696
Total inventory	194,886	161,956
Prepaid expenses and other current assets	28,123	26,850
Total current assets	526,314	450,322
Property and Equipment, at cost:
Land	8,207	8,249
Buildings and improvements	67,174	67,951
Machinery and equipment	429,954	413,565
Total property and equipment	505,335	489,765
Less accumulated depreciation	(337,748)	(324,209)
Total property and equipment, net	167,587	165,556
Other Assets:
Intangible assets, net	93,955	104,159
Goodwill	479,525	478,514
Deferred income taxes	34,562	50,347
Other	8,139	8,843
Total other assets	616,181	641,863
	$1,310,082	$1,257,741
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$102,587	$75,398
Accrued expenses	161,413	169,015
Current portion of payable to related parties pursuant to tax receivable agreement	25,383	25,383
Current portion of long-term debt	4,300	4,300
Total current liabilities	293,683	274,096
Deferred income taxes	1,161	2,722
Long-term portion of payable to related parties pursuant to tax receivable agreement	54,336	54,336
Other long-term liabilities	84,488	86,395
Long-term debt	840,632	836,086

Commitments and contingencies

Stockholders' Equity:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 68,459,278 and 68,269,749 issued and outstanding, respectively	685	683
Additional paid-in-capital	754,716	751,452
Accumulated deficit	(687,195)	(714,737)
Accumulated other comprehensive loss	(32,424)	(33,292)
Total stockholders' equity	35,782	4,106
	$1,310,082	$1,257,741

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the six months ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Net income	$26,222	$14,069
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization expense	26,555	28,343
Non-cash restructuring costs	1,064	480
Non-cash interest expense, net	6,997	6,960
Gain on foreign currency transactions	(772)	(839)
Loss on modification or extinguishment of debt	—	2,399
Stock based compensation	422	596
Deferred income taxes	15,508	(391)
Tax receivable agreement liability adjustment	—	18,391
Increase (reduction) in tax uncertainty, net of valuation allowance	(65)	125
Gain on sale of building	(1,880)	—
Other	(54)	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	(85,918)	(65,889)
Inventories	(32,870)	(10,317)
Prepaid expenses and other assets	(1,858)	(253)
Accounts payable	27,227	8,366
Accrued expenses	(6,909)	420
Cash payments on restructuring liabilities	(257)	(547)
Other	(311)	(478)
Net cash provided by (used in) operating activities	(26,899)	1,430
Cash flows from investing activities:
Capital expenditures	(17,895)	(17,571)
Proceeds from sale of assets	2,424	147
Net cash used in investing activities	(15,471)	(17,424)
Cash flows from financing activities:
Net revolver borrowings	—	—
Payments on long-term debt	(2,150)	(32,150)
Payments to tax authority for employee stock based compensation	(1,186)	—
Proceeds from exercises of employee stock options	745	369
Net cash used in financing activities	(2,591)	(31,781)
Impact of exchange rate movements on cash	536	2,801
Net decrease in cash and cash equivalents	(44,425)	(44,974)
Cash and cash equivalents at the beginning of the period	51,597	109,425
Cash and cash equivalents at the end of the period	$7,172	$64,451

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017. These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2016 Annual Report on Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the period from January 1, 2017 through July 1, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter. Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters. The accompanying financial statements include the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and six months ended July 1, 2017 and July 2, 2016, the condensed consolidated statements of cash flows for the six months ended July 1, 2017 and July 2, 2016, and the condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016.
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
Cash and Cash Equivalents
Cash equivalents consist of short-term highly liquid investments with original maturities of three months or less and that are readily convertible into cash.
Accounts Receivable
Accounts receivable-trade are recorded at their net realizable value. The allowance for doubtful accounts was $2.6 million at July 1, 2017 and $2.7 million at December 31, 2016. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.
Inventories
Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or net realizable value and are determined primarily by the first-in, first-out (FIFO) method. The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of July 1, 2017, the Company had inventory purchase commitments of approximately $54.8 million.
Inventory provisions were approximately $8.5 million at July 1, 2017, increasing during the six months ended July 1, 2017 by $0.1 million compared to the December 31, 2016 provision balance of approximately $8.4 million.
Property and Equipment
Property and equipment are presented at cost. Depreciation of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:

Buildings and improvements	10-37 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized in operations. During the three and six months ended July 1, 2017, the Company recognized a $1.9 million gain on sale of a Canadian building as the Company consolidated windows and siding operations into a new leased facility in Saskatoon. The gain on sale has been recorded within selling, general, and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss).
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
The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“U.S. Windows”), (iii) the combined Simonton windows companies in the Windows and Doors segment, (iv) Gienow Canada Inc. ("Gienow Canada") (a combined Western Canadian company created by the January 2014 amalgamation of the Company's legacy Western Canadian business and the Gienow entity acquired in April 2013) in the Windows and Doors segment, and (v) Mitten in the Siding, Fencing and Stone segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities. There were no indicators of impairment during the three and six months ended July 1, 2017.
Goodwill and other intangible assets
The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant. All other intangible assets are amortized over their estimated useful lives and are assessed for impairment as necessary. The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies. A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment. There were no indicators of impairment during the three and six months ended July 1, 2017 that would trigger an interim impairment test. The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.
Debt Issuance Costs
Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method. Net debt issuance costs totaled approximately $14.8 million and $16.5 million as of July 1, 2017 and December 31, 2016, respectively, and have been recorded within long-term debt ($12.8 million at July 1, 2017 and $14.2 million at December 31, 2016) and other non-current assets ($2.0 million at July 1, 2017 and $2.3 million at December 31, 2016) in the accompanying condensed consolidated balance sheets. The debt issuance costs included in other long term assets relate to the Senior Secured Asset Based Revolving Credit Facility due 2020 ("ABL Facility"). Amortization of debt issuance costs for the three months ended July 1, 2017 and July 2, 2016 was approximately $0.9 million and $0.9 million, respectively. Amortization of debt issuance costs for the six months ended July 1, 2017 and July 2, 2016 was approximately $1.7 million and $1.7 million, respectively. Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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
Tax receivable agreement ("TRA") liability
The TRA liability generally provides for the payment by the Company to PG ITR Holdco, L.P. (the “Tax Receivable Entity”) of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that the Company actually realizes in periods ending after the Company's initial public offering as a result of (i) net operating loss carryovers ("NOLs") from periods ending before January 1, 2013, (ii) deductible expenses attributable to the initial public offering and (iii) deductions related to imputed interest. Since the inception of the TRA liability with the Company’s 2013 initial public offering through 2015, the Company had been in a full valuation allowance for federal purposes and had partial valuation allowances on certain state and Canadian jurisdictions. As a result of the Company’s tax valuation allowance position for federal and state purposes, the Company historically calculated the TRA liability considering (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the year ended December 31, 2016, the Company released its valuation allowance on its federal deferred tax assets and certain state deferred tax assets for approximately $55.2 million due to positive factors outweighing negative evidence thereby allowing the Company to achieve the “more likely than not” realization threshold. The factors surrounding the release of this valuation allowance thereby eliminated any uncertainty as to future taxable income. Consequently, for purposes of calculating the TRA liability during the year ended December 31, 2016, the Company utilized future forecasts of taxable income beyond the 2016 tax year to determine the TRA liability. The Company’s future taxable income estimate was used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate as the Company retains the benefit of 15% of the tax savings.
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
Commitments and Contingencies
The Company accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. Insurance recoveries are recorded as assets when their receipt is deemed probable. As of July 1, 2017 and December 31, 2016, the Company did not have any insurance recoveries recognized in the condensed consolidated balance sheets.

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
The Company recorded a gain from foreign currency transactions of approximately $0.6 million and $0.3 million for the three months ended July 1, 2017 and July 2, 2016, respectively. The Company recorded a gain from foreign currency transactions of approximately $0.8 million and $0.8 million for the six months ended July 1, 2017 and July 2, 2016, respectively. During the six months ended July 1, 2017, accumulated other comprehensive income (loss) included a currency translation gain of approximately $1.8 million and a gain of approximately $5.4 million for the six months ended July 2, 2016.
Derivative Financial Instruments
As of July 1, 2017, the Company had entered into foreign currency forward contract agreements to hedge approximately $38.4 million of its 2017 non-functional currency inventory purchases to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar.
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
The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of July 1, 2017, approximately $0.1 million of the deferred net liability on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified to cost of goods sold during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions. During the three and six months ended July 1, 2017, the Company recognized $0.3 million and $0.5 million, respectively, within earnings as a reduction to cost of goods sold in the condensed consolidated statement of operations and comprehensive income (loss). During the three and six months ended July 2, 2016, the Company recognized $0.8 million and $0.4 million, respectively, within earnings as an increase of cost of goods sold in the condensed consolidated statement of operations and comprehensive income (loss).
The fair value of the foreign currency forward contract agreements are estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded asset and liability included in the accompanying condensed consolidated balance sheets is as follows:

(Amounts in thousands)	July 1, 2017	December 31, 2016
Foreign currency hedge included in other current assets (accrued expenses)	$(132)	$962

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

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$650,000	$682,500	$682,500	$—	$—
Term Loan Facility	256,025	257,305	—	257,305	—
As of July 1, 2017	$906,025	$939,805	$682,500	$257,305	$—
Liabilities:
Senior Notes-6.50%	$650,000	$676,000	$676,000	$—	$—
Term Loan Facility	258,175	260,757	—	260,757	—
As of December 31, 2016	$908,175	$936,757	$676,000	$260,757	$—
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
The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.6 million and 0.6 million shares of common stock for the three and six months ended July 1, 2017, respectively. The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.2 million and 0.1 million shares of common stock for the three and six months ended July 2, 2016, respectively.
New Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 addresses which changes to terms or conditions of a share-based payment award require the application of modification accounting within the scope of Topic 718. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, Compensation-Retirement Benefits (Topic 715) Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. ASU 2017-07 changes the statement of operations presentation of defined benefit plan expense by requiring separation between operating expense (service cost component) and non-operating expense (all other components, including interest cost, amortization of prior service cost, curtailments and settlements, etc.). The operating expense component is reported with similar compensation costs while the non-operating components are reported in other income and expense. In addition, only the service cost component is eligible for capitalization as part of an asset such as inventory or property, plant and equipment. ASU 2017-07 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017 or fiscal 2018 for the Company. The Company is currently assessing the impact that adopting this new accounting standard will have on its consolidated financial statements.
Effective January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the condensed consolidated statements of cash flows. As a result of the adoption, on a modified retrospective basis, we recognized $1.3 million of excess tax benefits during the six months ended July 1, 2017 from stock-based compensation through a cumulative-effect adjustment decreasing accumulated deficit. We elected not to change our policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the Company's results of operations.

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
The Company early adopted ASU No. 2017-04, Intangibles-Goodwill and other (Topic 350) during the six months ended July 1, 2017.  As such, the Company measures the goodwill impairment as the amount by which the reporting unit's carrying value exceeds its fair value not to exceed the carrying amount of goodwill in a reporting unit. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2016 and no impairment indicators that would trigger an interim impairment test during the three and six months ended July 1, 2017. However, the Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets or the Company's market capitalization could result in goodwill impairments.
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

The reporting unit goodwill balances were as follows as of July 1, 2017 and December 31, 2016:

(Amounts in thousands)	July 1, 2017	December 31, 2016
Siding, Fencing and Stone	$349,244	$348,553
Windows and Doors	130,281	129,961
	$479,525	$478,514
The changes in the goodwill balances from December 31, 2016 to July 1, 2017 relate to currency translation. A goodwill rollforward for 2017 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of December 31, 2016
Goodwill	$457,734	$470,780
Accumulated impairment losses	(327,773)	(122,227)
	$129,961	$348,553
Currency translation adjustments	320	691
Balance as of July 1, 2017
Goodwill	458,054	471,471
Accumulated impairment losses	(327,773)	(122,227)
	$130,281	$349,244

3.   INTANGIBLE ASSETS
The table that follows presents the major components of intangible assets as of July 1, 2017 and December 31, 2016:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of July 1, 2017:
Patents	14	$12,770	$(12,252)	$518
Trademarks/Tradenames	12	117,162	(86,176)	30,986
Customer relationships	13	218,108	(157,261)	60,847
Other	4	5,694	(4,090)	1,604
Total intangible assets	12	$353,734	$(259,779)	$93,955

As of December 31, 2016:
Patents	14	$12,770	$(12,078)	$692
Trademarks/Tradenames	12	117,124	(82,723)	34,401
Customer relationships	13	217,861	(150,310)	67,551
Other	4	5,661	(4,146)	1,515
Total intangible assets	12	$353,416	$(249,257)	$104,159
Amortization expense for the three months ended July 1, 2017 and July 2, 2016 was $5.3 million and $6.5 million, respectively. Amortization expense for the six months ended July 1, 2017 and July 2, 2016 was $10.6 million and $12.8 million, respectively.

Estimated amortization expense for the fiscal years 2017 through 2021 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2017 (remainder of year)	$10,162
2018	19,948
2019	15,839
2020	11,150
2021	6,709

4.  COMPREHENSIVE INCOME
Comprehensive income, net of tax is comprised of the following:

(Amounts in thousands)	For the three months ended		For the six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income	$29,859	$41,646	$26,222	$14,069
Foreign currency translation adjustment	1,279	584	1,844	5,357
Unrealized gain (loss) on derivative instruments	(430)	572	(976)	(1,149)
Comprehensive income	$30,708	$42,802	$27,090	$18,277

5.   LONG-TERM DEBT
Long-term debt in the accompanying condensed consolidated balance sheets at July 1, 2017 and December 31, 2016 consists of the following:

(Amounts in thousands)	July 1, 2017	December 31, 2016
Senior secured asset based revolving credit facility	$—	$—
Term Loan due 2021, net of unamortized early tender premium,
discount, and debt issuance costs of $15,200 and $17,854, respectively	240,825	240,321
6.50% Senior notes due 2022, net of unamortized early tender premium,
discount, and debt issuance costs of $45,893 and $49,935, respectively	604,107	600,065
	$844,932	$840,386
Less current portion of long-term debt	(4,300)	(4,300)
	$840,632	$836,086

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

The 6.50% Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Ply Gem Holdings and all of the wholly owned domestic subsidiaries of Ply Gem Industries (the “Guarantors”). The indenture governing the 6.50% Senior Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets. In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt (as defined in the indenture) in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.
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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of July 1, 2017, the Company's interest rate on the Term Loan Facility was 4.30%. The effective interest rate for the Term Loan is 8.78% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.
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
In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter. Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees. As of July 1, 2017, the Company’s interest rate on the ABL Facility was approximately 2.41%. The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0. If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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
As of July 1, 2017, Ply Gem Industries had approximately $340.3 million of contractual availability and approximately $294.7 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $9.7 million of letters of credit and priority payables reserves.
Loss on debt modification or extinguishment
During March 2016, the Company made a voluntarily payment of $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the Term Loan Facility. The Company performed an analysis to determine the proper accounting treatment for this voluntary payment by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payment. Consequently, the Company recognized a loss on debt modification or extinguishment of approximately $2.4 million for the six months ended July 2, 2016, reflecting the proportionate write-off of the related debt discount and debt issuance costs associated with the $30.0 million payment, as summarized in the table below.

(Amounts in thousands)	For the six months ended
	July 1, 2017	July 2, 2016
Loss on modification of debt:
Term Loan Facility unamortized discount	$—	$1,915
Term Loan Facility unamortized debt issuance costs	—	484
Total loss on modification or extinguishment of debt	$—	$2,399

6.   PENSION PLANS
The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended		For the six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Service cost	$—	$—	$—	$—
Interest cost	459	486	917	972
Expected return on plan assets	(546)	(545)	(1,093)	(1,090)
Amortization of loss	351	354	702	708
Net periodic benefit expense	$264	$295	$526	$590

7.  COMMITMENTS AND CONTINGENCIES
Indemnifications
In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition. In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable. The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement. A receivable related to this indemnification has been recorded in other long-term assets of approximately $1.2 million and $1.4 million at July 1, 2017 and December 31, 2016, respectively. As of July 1, 2017 and December 31, 2016, the Company has recorded liabilities related to these indemnifications of approximately $0.5 million and $0.5 million, respectively, in current liabilities and $0.7 million and $0.9 million, respectively, in other long-term liabilities in the Company's condensed consolidated balance sheets, consisting of the following:

(Amounts in thousands)	July 1, 2017	December 31, 2016
Product claim liabilities	$138	$138
Multi-employer pension plan withdrawal liability	628	808
Other	469	500
	$1,235	$1,446
Warranty claims
The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold. The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary. As of July 1, 2017 and December 31, 2016, warranty liabilities of approximately $20.1 million and $19.7 million, respectively, have been recorded in current liabilities and approximately $58.1 million and $57.6 million, respectively, have been recorded in long-term liabilities in the Company's condensed consolidated balance sheets.
Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended		For the six months ended
(Amounts in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Balance, beginning of period	$78,451	$77,461	$77,293	$76,562
Warranty expense during period	5,545	6,143	11,708	10,802
Settlements made during period	(5,782)	(6,191)	(10,787)	(9,951)
Balance, end of period	$78,214	$77,413	$78,214	$77,413
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

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc., entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), with respect to its Rocky Mount, Virginia property. During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in the Company’s condensed consolidated balance sheets at July 1, 2017 and December 31, 2016. The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.
Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc. Notwithstanding this indemnity, however, under applicable Federal and State laws, MW, and the Company as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the Company’s ability to seek indemnification from U.S. Industries, Inc. is limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future. As of July 1, 2017, no recovery has been recognized on the Company’s condensed consolidated balance sheet, but the Company will actively pursue this indemnity in future periods and will recognize future recoveries in the period in which they become probable.
The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene (TCE)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy has responded to this request for information. Given the preliminary stage of this matter, the Company has not recorded a liability for this matter in its condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify the Company with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.
The Company is currently involved in environmental proceedings involving Gienow Canada Inc. (f/k/a Ply Gem Canada, Inc.) and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property) for which the Company has a $0.1 million liability included in its condensed consolidated balance sheets at July 1, 2017 and December 31, 2016, and the Company may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania), Mastic Home Exteriors, Inc. (“MHE”) (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina), and Simonton (relating to closed lagoons and certain contamination in Paris, Illinois as well as certain contamination associated with certain 7-Eleven convenience food stores). Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. are to indemnify the Company for certain environmental liabilities in excess of $2.5 million including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina. Under the stock purchase agreement governing the Simonton acquisition, Fortune Brands Windows & Doors, Inc., is to indemnify the Company for any environmental claims associated with the 7-Eleven convenience food stores. The Company's ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.

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
Self-insured risks
The Company maintains a broad range of insurance policies that include general liability insurance coverage and workers compensation. These insurance policies protect the Company against a portion of the risk of loss from claims. However, the Company retains a portion of the overall risk for such claims through its self-insured per occurrence and aggregate retentions, deductibles, and claims in excess of available insurance policy limits. The Company's general liability insurance includes coverage for certain damages arising out of product design and manufacturing defects. The Company's insurance coverage is generally subject to a per occurrence retention.
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

In re Ply Gem Holdings, Inc. Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s initial public offering ("IPO"). It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. On February 13, 2015, the defendants filed their motion to dismiss the complaint. On September 29, 2015, the District Court granted defendants’ motion to dismiss, but ruled that plaintiff could file an amended complaint. On November 6, 2015, plaintiff filed an amended complaint, and on January 13, 2016, the defendants filed their motion to dismiss this amended complaint. On September 23, 2016, the District Court granted in part and denied in part this motion to dismiss. On February 15, 2017, plaintiff filed a motion for class certification, and on April 17, 2017, the defendants filed their opposition to this motion, and on June 1, 2017, plaintiff filed a reply in further support of the motion. The motion is pending. The damages sought in this action have not yet been quantified. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. We believe the purported federal securities class action is without merit and will vigorously defend the lawsuit.
In Raul Carrillo-Hueso and Chec Xiong v. Ply Gem Industries, Inc. and Ply Gem Pacific Windows Corporation, a purported class action filed on November 25, 2015 in the Superior Court of the State of California, County of Alameda, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of, among other things, the defendants’ failure to provide (i) statutorily required meal breaks at the Sacramento, California facility, (ii) accurate wage statements to employees in California, and (iii) all wages due on termination in California. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. On January 7, 2017, the parties agreed to settle this matter for approximately $1.0 million, and on June 29, 2017, the Court granted final approval of the settlement. The Company has accrued for this amount in accrued expenses as of July 1, 2017 and December 31, 2016 in the Company's condensed consolidated balance sheets.
In Tina Morgan v. Ply Gem Industries, Inc. and Simonton Industries, Inc., a purported class action filed on December 11, 2015 in the Superior Court of the State of California, County of Solano, plaintiff, on behalf of herself and all others similarly situated, alleges damages as a result of, among other things, the defendants’ failure at the Vacaville, California facility to (i) pay overtime wages, (ii) provide statutorily required meal breaks, (iii) provide accurate wage statements, and (iv) pay all wages owed upon termination. The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. On December 9, 2016, the parties agreed to settle this matter for approximately $0.9 million, and on May 22, 2017, the Court granted final approval of the settlement. The Company has accrued for this amount in accrued expenses as of July 1, 2017 and December 31, 2016 in the Company's condensed consolidated balance sheets.
In Kiefer et al. v. Simonton Building Products, LLC et al., a purported class action filed on October 17, 2016 in the United States District Court for the District of Minnesota, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of, among other things, the defective design and manufacture of certain Simonton windows containing two-pane insulating glass units. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) punitive or other exemplary damages, (iii) pre- and post-judgment interest, and (iv) attorneys' fees and costs of litigation. On April 17, 2017, the District Court granted the defendants’ motion to dismiss the complaint. Plaintiffs filed a notice of appeal and its appellant brief on May 16, 2017 and July 7, 2017, respectively. The damages sought in this action have not yet been quantified.

Other contingencies
The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in its products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of July 1, 2017.

8.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses consist of the following at July 1, 2017 and December 31, 2016:

(Amounts in thousands)	July 1, 2017	December 31, 2016
Insurance	$7,832	$8,297
Employee compensation and benefits	24,272	27,749
Sales and marketing	46,901	59,655
Product warranty	20,146	19,718
Accrued freight	3,357	2,146
Accrued interest	17,760	17,977
Accrued environmental liability	438	434
Accrued pension	1,753	1,753
Accrued sales returns and discounts	1,451	1,199
Accrued taxes	5,628	4,966
Litigation accrual	2,575	2,575
Other	29,300	22,546
	$161,413	$169,015
Other long-term liabilities consist of the following at July 1, 2017 and December 31, 2016:

(Amounts in thousands)	July 1, 2017	December 31, 2016
Insurance	$593	$605
Pension liabilities	13,892	13,907
Multi-employer pension withdrawal liability	628	808
Product warranty	58,068	57,575
Long-term product claim liability	138	138
Long-term environmental liability	1,157	1,158
Liabilities for tax uncertainties	3,860	3,925
Litigation accrual	731	731
Other	5,421	7,548
	$84,488	$86,395

Long-term incentive plan
The Company has a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize key employees. During the three months ended July 1, 2017 and July 2, 2016, the Company recognized a LTIP expense of $1.2 million and $1.8 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). During the six months ended July 1, 2017 and July 2, 2016, the Company recognized a LTIP expense of $2.7 million and $3.5 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The LTIP liability was $6.3 million and $10.0 million as of July 1, 2017 and December 31, 2016, respectively, of which $4.9 million and $6.3 million has been recorded within accrued expenses and $1.4 million and $3.7 million in other long-term liabilities in the condensed consolidated balance sheets as of July 1, 2017 and December 31, 2016, respectively. During the six months ended July 1, 2017, the Company issued 129,176 shares of its common stock based on a December 30, 2016 closing stock price of $16.25 to settle LTIP awards of $3.3 million. In connection with this settlement, the Company paid $1.2 million to tax authorities on behalf of these employees, which has been recognized as a financing activity in the Company's condensed consolidated statement of cash flows for the six months ended July 1, 2017.
Other liabilities
During the six months ended July 1, 2017 and July 2, 2016, the Company made approximately $0.3 million and $0.5 million, in cash payments on restructuring liabilities, respectively. These payments were for a restructuring and integration program implemented in Western Canada and general back office centralization efforts incurred as well as product simplification costs incurred for the entire Windows and Doors segment.

9.   INCOME TAXES
Effective tax rate
Under FASB Accounting Standards Codification 740-270, Income Taxes - Interim Reporting, each interim period is considered an integral part of the annual period and tax expense is measured using an estimated annual effective tax rate. Estimates of the annual effective tax rate at the end of interim periods are, of necessity, based on evaluation of possible future events and transactions and may be subject to subsequent refinement or revision. The Company calculates its quarterly tax provision consistent with the guidance provided by ASC 740-270, whereby the Company forecasts its estimated annual effective tax rate then applies that rate to its year-to-date pre-tax book income (loss). In addition, the Company excludes jurisdictions with a projected loss for the year or the year-to-date loss where the Company cannot recognize a tax benefit from its estimated annual effective tax rate. The impact of such an exclusion could result in a higher or lower effective tax rate during a particular quarter, based upon the mix and timing of actual earnings versus annual projections. In addition to the tax resulting from applying the estimated annual effective tax rate to pre-tax income (loss), the Company includes certain items treated as discrete events to arrive at an estimated effective tax rate. Future changes in the forecasted annual income (loss) projections, tax rate changes, or discrete tax items could result in significant adjustments to quarterly income tax expense in future periods in accordance with ASC 740-270.
For the six months ended July 1, 2017, the Company's estimated annual effective income tax rate was approximately 40.5%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, and foreign income taxes. The effective tax rate including discrete items related to unrecognized tax benefits, stock compensation, and adjustments to state income tax rates, was 41.0% for the six months ended July 1, 2017. The tax expense for the three months ended July 1, 2017 was approximately $19.5 million and the tax expense for the three months ended July 2, 2016 was approximately $2.0 million. The tax expense for the six months ended July 1, 2017 was approximately $18.2 million and the tax expense for the six months ended July 2, 2016 was approximately $0.5 million.
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
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. Certain income tax returns are under examination by various taxing authorities form time to time. During the six months ended July 1, 2017, the tax reserves decreased by approximately $0.1 million, primarily related to the lapse of applicable statutes of limitation partially offset by interest expense on remaining unrecognized tax benefits.
The liability for unrecognized tax benefits as of July 1, 2017 was approximately $3.9 million and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet. The corresponding amount of gross unrecognized tax benefit was approximately $16.4 million. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets related to net operating losses in accordance with ASC 740 in addition to accrued penalties and interest.
Tax Receivable Agreement
On May 22, 2013, the Company entered into a Tax Receivable Agreement (the “Tax Receivable Agreement”) with the Tax Receivable Entity. The Tax Receivable Agreement generally provides for the payment by the Company to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that the Company actually realizes in periods ending after the IPO as a result of (i) NOL carryovers from periods (or portions thereof) ending before January 1, 2013, (ii) deductible expenses attributable to the transactions related to the IPO and (iii) deductions related to imputed interest deemed to be paid by the Company as a result of or attributable to payments under the Tax Receivable Agreement. The term of the Tax Receivable Agreement will continue until all such benefits have been utilized or expired. The Company will retain the benefit of the remaining 15% of these tax savings. The Tax Receivable Agreement will obligate the Company to make payments to the Tax Receivable Entity generally equal to 85% of the applicable cash savings that is actually realized as a result of utilizing NOL carryovers once the tax returns are filed for that respective tax year.
The Company estimates that the total anticipated amount of future payments under the Tax Receivable Agreement could be up to approximately $84.4 million assuming no material changes in the relevant tax law, that the Company earns sufficient taxable income to utilize the net operating loss carry forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change.” It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability.
As of July 1, 2017, the Company estimates the TRA liability to be approximately $79.7 million with the remaining $4.7 million estimated for the state NOLs associated with the Tax Receivable Agreement, which have a valuation allowance. Future changes in the Company's state valuation allowance position, including the reversal of all or a portion of the Company's remaining state valuation allowance, may increase the TRA liability up to the $84.4 million estimate as the Company at that point in time will project future taxable income beyond the current fiscal year for certain state income tax purposes.
As of July 1, 2017 and December 31, 2016, the Company had a long-term liability of approximately $54.3 million and a current liability of $25.4 million, for the amount due pursuant to the Tax Receivable Agreement. The Company recognized a $0.0 million and $0.2 million expense for this liability during the three months ended July 1, 2017 and July 2, 2016, respectively. The Company recognized a $0.0 million and $18.4 million expense for this liability during the six months ended July 1, 2017 and July 2, 2016, respectively. The remaining liability will be recognized as the state valuation allowances are released in future years.

Other
As of July 1, 2017, the Company has not established U.S. deferred taxes on unremitted earnings of the Company’s foreign subsidiaries. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently reinvested.

10.   STOCK-BASED COMPENSATION
A rollforward of stock options outstanding during the six months ended July 1, 2017 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2017	2,495,533	$13.96	4.35
Granted	—	—	—
Exercised	(60,353)	12.35	—
Forfeited or expired	—	—	—
Balance at July 1, 2017	2,435,180	$14.00	3.89
As of July 1, 2017, 2,327,618 options were 100% vested.  At July 1, 2017, the Company had approximately $0.3 million of total unrecognized compensation expense that will be recognized over a weighted average period of 0.78 years.  The Company recorded compensation expense of $0.1 million and $0.2 million for the three months ended July 1, 2017 and July 2, 2016, respectively, and $0.3 million and $0.4 million for the six months ended July 1, 2017 and July 2, 2016, respectively, related to stock option grants.
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
During December 2016, the Company issued an aggregate of 19,420 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares will vest over the 2017 calendar year and the Company will expense these items as compensation expense ratably during 2017. During the three and six months ended July 1, 2017, the Company expensed approximately $0.1 million and $0.2 million, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

11.   SEGMENT INFORMATION
The Company defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by management in deciding how to allocate resources and in assessing performance. The Company has two reportable segments: (1) Siding, Fencing and Stone and (2) Windows and Doors.
The income before income taxes of each segment includes the revenue generated on transactions involving products within that segment less identifiable expenses. Unallocated income and expenses include items that are not directly attributed to or allocated to either of the Company’s reporting segments. Such items include interest, legal costs, corporate payroll, and unallocated finance, and accounting expenses. Unallocated corporate assets include cash and certain receivables. Interest expense is presented net of interest income.

Following is a summary of the Company’s segment information:

(Amounts in thousands)	For the three months ended		For the six months ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net sales
Siding, Fencing and Stone	$263,593	$244,411	$454,430	$420,787
Windows and Doors	281,174	266,134	520,352	498,372
	$544,767	$510,545	$974,782	$919,159
Operating earnings (loss)
Siding, Fencing and Stone	$47,580	$51,305	$67,403	$71,678
Windows and Doors	24,725	18,001	26,154	16,751
Unallocated	(6,206)	(7,124)	(15,632)	(16,671)
	$66,099	$62,182	$77,925	$71,758

	Total assets as of
	July 1, 2017	December 31, 2016
Total assets
Siding, Fencing and Stone	$767,642	$691,930
Windows and Doors	533,431	509,055
Unallocated	9,009	56,756
	$1,310,082	$1,257,741

12.  RELATED PARTY TRANSACTIONS
During March 2015, the Company entered into retention agreements with the Company's Chief Executive Officer and Chief Financial Officer for $3.0 million and $1.3 million, respectively. These retention agreements incentivize these individuals for three years and will require the Company to make cumulative payments of $4.3 million on December 31, 2017, if both individuals remain employed in their current positions on that date. As of July 1, 2017 and December 31, 2016, these retention payments have been accrued at $3.5 million and $2.8 million, respectively, in accrued expenses on the Company's condensed consolidated balance sheets.

13.   GUARANTOR/NON-GUARANTOR
The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries. Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of July 1, 2017 and December 31, 2016, and for the three and six months ended July 1, 2017 and July 2, 2016. The non-guarantor information presented represents our Canadian subsidiaries: Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended July 1, 2017
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$488,884	$55,883	$—	$544,767
Cost of products sold	—	—	366,325	41,554	—	407,879
Gross profit	—	—	122,559	14,329	—	136,888
Operating expenses:
Selling, general and administrative expenses	—	6,206	49,494	9,831	—	65,531
Intercompany administrative charges	—	—	9,141	1,713	(10,854)	—
Amortization of intangible assets	—	—	4,221	1,037	—	5,258
Total operating expenses	—	6,206	62,856	12,581	(10,854)	70,789
Operating earnings (loss)	—	(6,206)	59,703	1,748	10,854	66,099
Foreign currency gain	—	—	—	617	—	617
Intercompany interest	—	14,219	(13,873)	(346)	—	—
Interest expense	—	(17,399)	—	—	—	(17,399)
Interest income	—	10	5	4	—	19
Intercompany administrative income	—	10,854	—	—	(10,854)	—
Income before equity in subsidiaries' income	—	1,478	45,835	2,023	—	49,336
Equity in subsidiaries' income	29,859	28,381	—	—	(58,240)	—
Income before provision for income taxes	29,859	29,859	45,835	2,023	(58,240)	49,336
Provision for income taxes	—	—	19,316	161	—	19,477
Net income	$29,859	$29,859	$26,519	$1,862	$(58,240)	$29,859

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,279	—	1,279
Unrealized loss on derivative instruments	—	—	—	(430)	—	(430)
Total comprehensive income	$29,859	$29,859	$26,519	$2,711	$(58,240)	$30,708

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended July 2, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$457,654	$52,891	$—	$510,545
Cost of products sold	—	—	334,668	40,588	—	375,256
Gross profit	—	—	122,986	12,303	—	135,289
Operating expenses:
Selling, general and administrative expenses	—	7,124	48,268	11,256	—	66,648
Intercompany administrative charges	—	—	10,736	549	(11,285)	—
Amortization of intangible assets	—	—	5,373	1,086	—	6,459
Total operating expenses	—	7,124	64,377	12,891	(11,285)	73,107
Operating earnings (loss)	—	(7,124)	58,609	(588)	11,285	62,182
Foreign currency gain	—	—	—	255	—	255
Intercompany interest	—	15,928	(15,213)	(715)	—	—
Interest expense	—	(18,534)	—	—	—	(18,534)
Interest income	—	1	4	4	—	9
Tax receivable agreement liability adjustment	—	(241)	—	—	—	(241)
Intercompany administrative income	—	11,285	—	—	(11,285)	—
Income (loss) before equity in subsidiaries' income (loss)	—	1,315	43,400	(1,044)	—	43,671
Equity in subsidiaries' income (loss)	41,646	40,331	—	—	(81,977)	—
Income (loss) before provision for income taxes	41,646	41,646	43,400	(1,044)	(81,977)	43,671
Provision for income taxes	—	—	1,161	864	—	2,025
Net income (loss)	$41,646	$41,646	$42,239	$(1,908)	$(81,977)	$41,646

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	584	—	584
Unrealized gain on derivative instruments	—	—	—	572	—	572
Total comprehensive income (loss)	$41,646	$41,646	$42,239	$(752)	$(81,977)	$42,802

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended July 1, 2017
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$878,467	$96,315	$—	$974,782
Cost of products sold	—	—	674,441	73,928	—	748,369
Gross profit	—	—	204,026	22,387	—	226,413
Operating expenses:
Selling, general and administrative expenses	—	15,632	100,103	22,151	—	137,886
Intercompany administrative charges	—	—	24,084	1,838	(25,922)	—
Amortization of intangible assets	—	—	8,462	2,140	—	10,602
Total operating expenses	—	15,632	132,649	26,129	(25,922)	148,488
Operating earnings (loss)	—	(15,632)	71,377	(3,742)	25,922	77,925
Foreign currency gain	—	—	—	772	—	772
Intercompany interest	—	28,433	(26,509)	(1,924)	—	—
Interest expense	—	(34,285)	—	—	—	(34,285)
Interest income	—	12	13	8	—	33
Intercompany administrative income	—	25,922	—	—	(25,922)	—
Income (loss) before equity in subsidiaries' income (loss)	—	4,450	44,881	(4,886)	—	44,445
Equity in subsidiaries' income (loss)	26,222	21,772	—	—	(47,994)	—
Income (loss) before provision (benefit) for income taxes	26,222	26,222	44,881	(4,886)	(47,994)	44,445
Provision (benefit) for income taxes	—	—	19,365	(1,142)	—	18,223
Net income (loss)	$26,222	$26,222	$25,516	$(3,744)	$(47,994)	$26,222

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	1,844	—	1,844
Unrealized loss on derivative instruments	—	—	—	(976)	—	(976)
Total comprehensive income (loss)	$26,222	$26,222	$25,516	$(2,876)	$(47,994)	$27,090

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the six months ended July 2, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$827,168	$91,991	$—	$919,159
Cost of products sold	—	—	624,540	72,629	—	697,169
Gross profit	—	—	202,628	19,362	—	221,990
Operating expenses:
Selling, general and administrative expenses	—	16,671	97,291	23,421	—	137,383
Intercompany administrative charges	—	—	18,539	2,222	(20,761)	—
Amortization of intangible assets	—	—	10,667	2,182	—	12,849
Total operating expenses	—	16,671	126,497	27,825	(20,761)	150,232
Operating earnings (loss)	—	(16,671)	76,131	(8,463)	20,761	71,758
Foreign currency gain	—	—	—	839	—	839
Intercompany interest	—	31,861	(29,924)	(1,937)	—	—
Interest expense	—	(37,225)	—	(1)	—	(37,226)
Interest income	—	3	6	10	—	19
Loss on modification or extinguishment of debt	—	(2,399)	—	—	—	(2,399)
Tax receivable agreement liability adjustment	—	18,391	—	—	—	18,391
Intercompany administrative income	—	20,761	—	—	(20,761)	—
Income (loss) before equity in subsidiaries' income (loss)	—	(22,061)	46,213	(9,552)	—	14,600
Equity in subsidiaries' income (loss)	14,069	36,130	—	—	(50,199)	—
Income (loss) before provision (benefit) for income taxes	14,069	14,069	46,213	(9,552)	(50,199)	14,600
Provision (benefit) for income taxes	—	—	634	(103)	—	531
Net income (loss)	$14,069	$14,069	$45,579	$(9,449)	$(50,199)	$14,069

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	5,357	—	5,357
Unrealized loss on derivative instrument	—	—	—	(1,149)	—	(1,149)
Total comprehensive income (loss)	$14,069	$14,069	$45,579	$(5,241)	$(50,199)	$18,277

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of July 1, 2017
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$—	$—	$7,172	$—	$7,172
Accounts receivable, net	—	—	264,673	31,460	—	296,133
Inventories:
Raw materials	—	—	80,990	6,097	—	87,087
Work in process	—	—	27,663	1,786	—	29,449
Finished goods	—	—	62,541	15,809	—	78,350
Total inventory	—	—	171,194	23,692	—	194,886
Prepaid expenses and other current assets	—	2,585	22,477	3,061	—	28,123
Total current assets	—	2,585	458,344	65,385	—	526,314
Investments in subsidiaries	35,782	(152,287)	—	—	116,505	—
Property and Equipment, at cost:
Land	—	—	7,553	654	—	8,207
Buildings and improvements	—	518	62,476	4,180	—	67,174
Machinery and equipment	—	3,263	405,328	21,363	—	429,954
Total property and equipment	—	3,781	475,357	26,197	—	505,335
Less accumulated depreciation	—	(759)	(325,086)	(11,903)	—	(337,748)
Total property and equipment, net	—	3,022	150,271	14,294	—	167,587
Other Assets:
Intangible assets, net	—	—	83,314	10,641	—	93,955
Goodwill	—	—	449,366	30,159	—	479,525
Deferred income taxes	—	—	34,562	—	—	34,562
Intercompany note receivable	—	1,137,073	—	—	(1,137,073)	—
Other	—	3,402	4,737	—	—	8,139
Total other assets	—	1,140,475	571,979	40,800	(1,137,073)	616,181
	$35,782	$993,795	$1,180,594	$120,479	$(1,020,568)	$1,310,082

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$94	$89,925	$12,568	$—	$102,587
Accrued expenses	—	26,280	113,460	21,673	—	161,413
Current portion of payable to related parties pursuant to tax receivable agreement	—	25,383	—	—	—	25,383
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	56,057	203,385	34,241	—	293,683
Deferred income taxes	—	—	—	1,161	—	1,161
Intercompany note payable	—	—	1,021,161	115,912	(1,137,073)	—
Long-term portion of payable to related parties pursuant to tax receivable agreement	—	54,336	—	—	—	54,336
Other long-term liabilities	—	6,988	72,340	5,160	—	84,488
Long-term debt	—	840,632	—	—	—	840,632
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	685	685	—	—	(685)	685
Additional paid-in-capital	754,716	754,716	296,496	21,001	(1,072,213)	754,716
Accumulated deficit	(687,195)	(687,195)	(397,106)	(40,056)	1,124,357	(687,195)
Accumulated other comprehensive loss	(32,424)	(32,424)	(15,682)	(16,940)	65,046	(32,424)
Total stockholders' equity (deficit)	35,782	35,782	(116,292)	(35,995)	116,505	35,782
	$35,782	$993,795	$1,180,594	$120,479	$(1,020,568)	$1,310,082

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$50,035	$(10,918)	$12,480	$—	$51,597
Accounts receivable, net	—	—	189,983	19,936	—	209,919
Inventories:
Raw materials	—	—	63,829	5,810	—	69,639
Work in process	—	—	23,007	1,614	—	24,621
Finished goods	—	—	54,346	13,350	—	67,696
Total inventory	—	—	141,182	20,774	—	161,956
Prepaid expenses and other current assets	—	1,276	21,940	3,634	—	26,850
Total current assets	—	51,311	342,187	56,824	—	450,322
Investments in subsidiaries	4,106	(231,236)	—	—	227,130	—
Property and Equipment, at cost:
Land	—	—	7,487	762	—	8,249
Buildings and improvements	—	510	63,000	4,441	—	67,951
Machinery and equipment	—	1,675	392,068	19,822	—	413,565
Total property and equipment	—	2,185	462,555	25,025	—	489,765
Less accumulated depreciation	—	(665)	(312,759)	(10,785)	—	(324,209)
Total property and equipment, net	—	1,520	149,796	14,240	—	165,556
Other Assets:
Intangible assets, net	—	—	91,748	12,411	—	104,159
Goodwill	—	—	449,366	29,148	—	478,514
Deferred income taxes	—	—	50,347		—	50,347
Intercompany note receivable	—	1,135,073	—	—	(1,135,073)	—
Other	—	3,925	4,918	—	—	8,843
Total other assets	—	1,138,998	596,379	41,559	(1,135,073)	641,863
	$4,106	$960,593	$1,088,362	$112,623	$(907,943)	$1,257,741

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$377	$64,206	$10,815	$—	$75,398
Accrued expenses	—	29,812	124,723	14,480	—	169,015
Current portion of payable to related parties pursuant to tax receivable agreement	—	25,383	—	—	—	25,383
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	59,872	188,929	25,295	—	274,096
Deferred income taxes	—	—	—	2,722	—	2,722
Intercompany note payable	—	—	1,026,657	108,416	(1,135,073)	—
Long-term portion of payable to related parties pursuant to tax receivable agreement	—	54,336	—	—	—	54,336
Other long-term liabilities	—	6,193	74,835	5,367	—	86,395
Long-term debt	—	836,086	—	—	—	836,086
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	683	683	—	—	(683)	683
Additional paid-in-capital	751,452	751,452	236,242	26,464	(1,014,158)	751,452
Accumulated deficit	(714,737)	(714,737)	(422,622)	(36,312)	1,173,671	(714,737)
Accumulated other comprehensive loss	(33,292)	(33,292)	(15,679)	(19,329)	68,300	(33,292)
Total stockholders' equity (deficit)	4,106	4,106	(202,059)	(29,177)	227,130	4,106
	$4,106	$960,593	$1,088,362	$112,623	$(907,943)	$1,257,741

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 1, 2017
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$26,222	$26,222	$25,516	$(3,744)	$(47,994)	$26,222
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	93	23,086	3,376	—	26,555
Non-cash restructuring costs	—	—	1,064	—	—	1,064
Non-cash interest expense, net	—	6,997	—	—	—	6,997
Gain on foreign currency transactions	—	—	—	(772)	—	(772)
Stock based compensation	—	422	—	—	—	422
Deferred income taxes	—	—	17,095	(1,587)	—	15,508
Reduction in tax uncertainty,
net of valuation allowance	—	—	(65)	—	—	(65)
Equity in subsidiaries' net income (loss)	(26,222)	(21,772)	—	—	47,994	—
Gain on sale of building	—	—	—	(1,880)	—	(1,880)
Other	—	—	(54)	—	—	(54)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(75,445)	(10,473)	—	(85,918)
Inventories	—	—	(30,731)	(2,139)	—	(32,870)
Prepaid expenses and other assets	—	(1,205)	(501)	(152)	—	(1,858)
Accounts payable	—	(283)	28,848	(1,338)	—	27,227
Accrued expenses	—	611	(657)	(6,863)	—	(6,909)
Cash payments on restructuring liabilities	—	—	(257)	—	—	(257)
Other	—	—	—	(311)	—	(311)
Net cash provided by (used in)
operating activities	—	11,085	(12,101)	(25,883)	—	(26,899)
Cash flows from investing activities:
Capital expenditures	—	(1,620)	(15,198)	(1,077)	—	(17,895)
Proceeds from sale of assets	—	—	69	2,355	—	2,424
Net cash provided by (used in)
investing activities	—	(1,620)	(15,129)	1,278	—	(15,471)
Cash flows from financing activities:
Net revolver borrowings	—	—	—	—	—	—
Payments on long-term debt	—	(2,150)	—	—	—	(2,150)
Payments to tax authority for employee stock based compensation	—	(1,186)	—	—	—	(1,186)
Proceeds from exercises of employee stock options	—	745	—	—	—	745
Proceeds from intercompany
investment	—	(56,909)	38,148	18,761	—	—
Net cash provided by (used in)
financing activities	—	(59,500)	38,148	18,761	—	(2,591)
Impact of exchange rate movements on cash	—	—	—	536	—	536
Net increase (decrease) in cash and cash equivalents	—	(50,035)	10,918	(5,308)	—	(44,425)
Cash and cash equivalents at the
beginning of the period	—	50,035	(10,918)	12,480	—	51,597
Cash and cash equivalents at the end
of the period	$—	$—	$—	$7,172	$—	$7,172

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended July 2, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$14,069	$14,069	$45,579	$(9,449)	$(50,199)	$14,069
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	88	24,908	3,347	—	28,343
Non-cash restructuring expense	—	—	—	480	—	480
Non-cash interest expense, net	—	6,960	—	—	—	6,960
Gain on foreign currency transactions	—	—	—	(839)	—	(839)
Loss on modification or extinguishment of debt	—	2,399	—	—	—	2,399
Stock based compensation	—	596	—	—	—	596
Deferred income taxes	—	—	(240)	(151)	—	(391)
Tax receivable agreement liability adjustment	—	18,391	—	—	—	18,391
Increase in tax uncertainty,
net of valuation allowance	—	—	125	—	—	125
Equity in subsidiaries' net income (loss)	(14,069)	(36,130)	—	—	50,199	—
Other	—	—	(5)	—	—	(5)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(61,978)	(3,911)	—	(65,889)
Inventories	—	—	(10,771)	454	—	(10,317)
Prepaid expenses and other assets	—	(117)	(216)	80	—	(253)
Accounts payable	—	14	6,115	2,237	—	8,366
Accrued expenses	—	(2,255)	4,736	(2,061)	—	420
Cash payments on restructuring liabilities	—	—	(112)	(435)	—	(547)
Other	—	—	—	(478)	—	(478)
Net cash provided by (used in)
operating activities	—	4,015	8,141	(10,726)	—	1,430
Cash flows from investing activities:
Capital expenditures	—	(1,134)	(14,950)	(1,487)	—	(17,571)
Proceeds from sale of assets	—	—	57	90	—	147
Net cash used in
investing activities	—	(1,134)	(14,893)	(1,397)	—	(17,424)
Cash flows from financing activities:
Net revolver borrowings	—	—	—	—	—	—
Payments on long-term debt	—	(32,150)	—	—	—	(32,150)
Proceeds from exercises of employee stock options	—	369	—	—	—	369
Proceeds from intercompany
investment	—	(1,819)	3,262	(1,443)	—	—
Net cash provided by (used in)
financing activities	—	(33,600)	3,262	(1,443)	—	(31,781)
Impact of exchange rate movement on cash	—	—	—	2,801	—	2,801
Net decrease in cash and cash equivalents	—	(30,719)	(3,490)	(10,765)	—	(44,974)
Cash and cash equivalents at the
beginning of the period	—	94,692	(4,944)	19,677	—	109,425
Cash and cash equivalents at the end
of the period	$—	$63,973	$(8,434)	$8,912	$—	$64,451

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

Overview
We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 48% and 52% of our net sales, respectively, for the three months ended July 1, 2017. These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer, roofing, and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada. Vinyl building products have the leading share of sales volume in siding and windows in the United States. We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products. We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.
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

	For the three months ended		For the six months ended
(Amounts in thousands)	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$263,593	$244,411	$454,430	$420,787
Windows and Doors	281,174	266,134	520,352	498,372
Operating earnings (loss)
Siding, Fencing and Stone	47,580	51,305	67,403	71,678
Windows and Doors	24,725	18,001	26,154	16,751
Unallocated	(6,206)	(7,124)	(15,632)	(16,671)
Foreign currency gain
Siding, Fencing and Stone	224	129	243	203
Windows and Doors	393	126	529	636
Interest income (expense), net
Siding, Fencing and Stone	5	6	13	9
Windows and Doors	4	2	8	6
Unallocated	(17,389)	(18,533)	(34,273)	(37,222)
Income tax provision
Unallocated	(19,477)	(2,025)	(18,223)	(531)
Tax Receivable Agreement liability adjustment
Unallocated	—	(241)	—	(18,391)
Loss on modification or extinguishment of debt
Unallocated	—	—	—	(2,399)

Net income	$29,859	$41,646	$26,222	$14,069
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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	July 1, 2017		July 2, 2016
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$263,593	100.0%	$244,411	100.0%
Gross profit	73,032	27.7%	77,747	31.8%
SG&A expense	23,270	8.8%	23,067	9.4%
Amortization of intangible assets	2,182	0.8%	3,375	1.4%
Operating earnings	47,580	18.1%	51,305	21.0%
Currency transaction gain	224	0.1%	129	0.1%
Net Sales
Net sales for the three months ended July 1, 2017 increased $19.2 million or 7.8% as compared to the three months ended July 2, 2016. The 7.8% net sales increase was driven by a $18.4 million or 8.2% net sales increase for the U.S. market and a net sales increase of $0.8 million or 3.9% for the Canadian market. In the U.S. market, the 8.2% net sales increase resulted from improved U.S. market demand for our products, new business wins, and higher average selling prices, which increased in response to rising material costs. The favorable demand factors in the U.S. increased our unit sales by 7.0% during the three months ended July 1, 2017 compared to the three months ended July 2, 2016. Our average selling prices increased 1.7% in response to higher commodity costs resulting in higher net sales of approximately $3.6 million during the three months ended July 1, 2017 compared to the three months ended July 2, 2016. Overall, we achieved the 8.2% net sales increase in the U.S. market from improved volume, price, and market share gains that were partially offset by inventory buybacks of $0.6 million during the three months ended July 1, 2017. In Canada, we achieved a 3.9% net sales increase primarily driven by increased unit volume sales of 2.6% for our vinyl siding products in Canada partially offset by an unfavorable foreign currency impact of $0.9 million. Our improved net sales in the Canadian market continues to reflect the stabilization in the Canadian market despite the challenging conditions that currently exist in Canada from the significant decline in energy prices that have stymied housing and economic development particularly in Western Canada for the last several years.
Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, single family housing starts commencing in the period from December 2016 to March 2017 directly impacts the demand for our products for the three months ended July 1, 2017. According to the U.S. Census Bureau, single family housing starts increased 4.0% during this lag affected time period reflecting these improved market conditions. Specifically, the heavy vinyl siding geographic areas in the Northeast decreased 0.9% while the Midwest increased 8.3% during this period. In addition to the new construction market improvement, remodeling activity, according to the Leading Indicator of Remodeling Activity (“LIRA”), reflected the 2017 second quarter trailing twelve months increasing 6.6% compared to the 2016 period. However, due to the relative high dollar value or “big ticket” nature of our replacement products, we believe that true remodeling market demand for our big ticket exterior products actually increased approximately 3.0%. Since our Siding, Fencing, and Stone segment is heavily weighted to the repair and remodeling market, we estimate the weighted average U.S. market increase to be 3.4% for the three months ended July 1, 2017, which we exceeded with our 7.0% unit net sales increase in the U.S. for the three months ended July 1, 2017. Our 7.0% unit sales increase also exceeded the market indicators as reported by the Vinyl Siding Institute which reported that U.S. vinyl siding industry shipments increased 2.8% during the period. The improved U.S. market conditions accounted for the majority of the 8.2% net sales increase achieved during the three months ended July 1, 2017, however our sales also benefited from new business wins which we believe is demonstrated by the improvement in our U.S. market position in vinyl siding, which increased from 39.9% to 40.6% for the comparable three month period, while our share of the Canadian vinyl siding market improved from 32.9% to 33.2% for the comparable three month period.
For the three months ended July 1, 2017 and July 2, 2016, the percentage of net sales in vinyl siding and metal accessories represented approximately 57.6% and 24.4% and 57.5% and 25.0%, respectively, with our net sales of other products comprising approximately 18.0% and 17.5%.

Gross Profit
Gross profit for the three months ended July 1, 2017 decreased $4.7 million or 6.1% as compared to the three months ended July 2, 2016. The gross profit decrease for the three months ended July 1, 2017 resulted from higher raw material input costs that fully offset the 7.8% net sales increase and the 1.7% increase in average selling prices. The Midwest Ingot price of aluminum and PVC resin increased 21.0% and 9.6%, respectively, during the three months ended July 1, 2017 relative to the three months ended July 2, 2016. This unfavorable net material cost pricing decreased gross profit by approximately $10.6 million during the three months ended July 1, 2017 relative to the three months ended July 2, 2016. Although we were able to partially offset this $10.6 million with selling price increases that were implemented during the first quarter of 2017, our realization from these early price increases was below expectations due to timing and market acceptance, thus we announced additional price increases during the three months ended July 1, 2017. These additional price increases are expected to improve gross margins during the second half of 2017. While historically we have successfully demonstrated our ability to pass along these material cost increases to customers, which enables our gross margins to be remain relatively stable over an annualized period, our gross profit margins may be compressed during periods of rising raw material costs and expand as our selling price increases take effect or material inflation abates. In addition to the higher material costs, we also incurred unfavorable mix from the $3.1 million increase in metal sales during the three months ended July 1, 2017 compared to the three months ended July 2, 2016, which carry lower gross profit margins than vinyl sales. In addition to the higher material costs and unfavorable mix, we experienced higher freight and operating costs during the three months ended July 1, 2017 compared to the three months ended July 2, 2016.
As a percentage of net sales, gross profit decreased from 31.8% for the three months ended July 2, 2016 to 27.7% for the three months ended July 1, 2017. The 410 basis point decrease for the three months ended July 1, 2017 resulted from increased raw material costs primarily for aluminum and PVC resin that were not fully offset during the period by increased selling prices. In addition, our gross profit margins were unfavorably impacted by higher operating costs during the three month period ended July 1, 2017.
Selling, general and administrative expenses
SG&A expense for the three months ended July 1, 2017 increased a nominal $0.2 million or 0.9% compared to the three months ended July 2, 2016. As a percentage of net sales, SG&A expense decreased 60 basis points from 9.4% for the three months ended July 2, 2016 to 8.8% for the three months ended July 1, 2017 as a result of improved leverage on the fixed component of our SG&A expense.
Amortization of intangible assets
Amortization expense for the three months ended July 1, 2017 decreased $1.2 million or 35.3% compared to the three months ended July 2, 2016 due to certain customer relationship intangible assets becoming fully amortized during the year ended December 31, 2016. As a percentage of net sales, amortization expense decreased to 0.8% for the three months ended July 1, 2017 from 1.4% for the three months ended July 2, 2016.
Currency transaction gain
The currency transaction gain for the three months ended July 1, 2017 was $0.2 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction gain for the three months ended July 2, 2016 was a nominal $0.1 million resulting from the fluctuation in the Canadian dollar during the period.

	For the six months ended
(Amounts in thousands)	July 1, 2017		July 2, 2016
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$454,430	100.0%	$420,787	100.0%
Gross profit	118,995	26.2%	124,011	29.5%
SG&A expense	47,146	10.4%	45,657	10.9%
Amortization of intangible assets	4,446	1.0%	6,676	1.6%
Operating earnings	67,403	14.8%	71,678	17.0%
Currency transaction gain	243	0.1%	203	0.05%

Net Sales
Net sales for the six months ended July 1, 2017 increased $33.6 million or 8.0% as compared to the six months ended July 2, 2016. Overall, we achieved a 8.0% net sales increase for the six months ended July 1, 2017 compared to the six months ended July 2, 2016 despite having one less shipping day during the six months ended July 1, 2017 compared to the six months ended July 2, 2016 due to the timing of our fiscal calendar, which lowered net sales $2.6 million. The 8.0% net sales increase was driven by a $32.2 million or 8.3% net sales increase for the U.S. market and a net sales increase of $1.4 million or 4.3% for the Canadian market. In the U.S. market, the 8.3% net sales increase resulted from improved U.S. market demand for our products, new business wins, and higher average selling prices, which increased in response to higher material costs. The favorable demand factors in the U.S. increased our unit sales by 7.0% during the six months ended July 1, 2017 compared to the six months ended July 2, 2016. Our average selling prices increased 1.4% in response to higher commodity costs resulting in higher net sales of approximately $5.2 million during the six months ended July 1, 2017 compared to the six months ended July 2, 2016. Overall, we achieved the favorable 8.3% net sales increase from improved volume, price, and market share gains partially offset by inventory buybacks of $1.2 million during the six months ended July 1, 2017. In Canada, we achieved a 4.3% net sales increase primarily driven by increased unit volume sales of 4.6% for our vinyl siding products. Our net sales in the Canadian market continues to reflect the stabilization in the Canadian market despite the challenging conditions that currently exist in Canada from the significant decline in energy prices that have stymied housing and economic development particularly in Western Canada for the last several years.
Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, single family housing starts commencing in the period from September 2016 to March 2017 directly impacts the demand for our products for the six months ended July 1, 2017. According to the U.S. Census Bureau, single family housing starts increased 7.9% during this lag affected time period reflecting these improved market conditions. In addition to the new construction market improvement, remodeling activity, according to LIRA, reflected the 2017 second quarter trailing twelve months increasing 6.6% compared to the 2016 period. However, due to the relative high dollar value or “big ticket” nature of our replacement products, we believe that true remodeling market demand for our big ticket exterior products actually increased approximately 3.0%. Since our Siding, Fencing, and Stone segment is heavily weighted to the repair and remodeling market, we estimate the weighted average U.S. market increase to be 4.7% for the six months ended July 1, 2017, which we exceeded with our 7.0% unit net sales increase in the U.S. for the six months ended July 1, 2017. Our 7.0% unit sales increase also exceeded the market indicators as reported by the Vinyl Siding Institute which reported that U.S. vinyl siding industry shipments increased 4.0% during the period. The improved U.S. market conditions accounted for the majority of the 8.0% net sales increase achieved during the six months ended July 1, 2017, however our sales also benefited from new business wins, which we believe is demonstrated by the improvement in our U.S. market position in vinyl siding, which increased from 39.6% to 40.2% for the comparable six month period, while our share of the Canadian vinyl siding market improved from 29.8% to 31.0% for the comparable six month period.
For the six months ended July 1, 2017 and July 2, 2016, the percentage of net sales in vinyl siding and metal accessories represented approximately 57.0% and 25.0% and 57.5% and 25.0%, respectively, with our net sales of other products comprising approximately 18.0% and 17.5%. The net sales decrease in vinyl siding on a percentage basis was due in part to sales growth of our manufactured stone product, which achieved a net sales increase of 16.3% or $3.1 million for the six months ended July 1, 2017 compared to the six months ended July 2, 2016.

Gross Profit
Gross profit for the six months ended July 1, 2017 decreased $5.0 million or 4.0% as compared to the six months ended July 2, 2016. The gross profit decrease for the six months ended July 1, 2017 resulted from higher raw material input costs that fully offset the 8.0% net sales increase and the 1.4% increase in average selling prices. The Midwest Ingot price of aluminum and PVC resin increased 20.9% and 11.7%, respectively, during the six months ended July 1, 2017 relative to the six months ended July 2, 2016. This unfavorable net material cost pricing decreased gross profit by approximately $12.7 million during the six months ended July 1, 2017 relative to the six months ended July 2, 2016. Although we were able to partially offset this $12.7 million with selling price increases that were implemented during the first quarter of 2017, our realization from these early price increases was below expectations due to timing and market acceptance, thus we have announced additional price increases during the six months ended July 1, 2017. These additional price increases are expected to improve gross margins during the second half of 2017. While historically we have successfully demonstrated our ability to pass along these material cost increases to customers which enables our gross margins to be remain relatively stable over an annualized period, our gross profit margins may be compressed during periods of rising raw material costs and expand as our selling price increases take effect or material inflation abates. In addition to the higher material costs, we also incurred unfavorable mix from the $9.1 million increase in metal sales during the six months ended July 1, 2017 compared to the six months ended July 2, 2016, which carry lower gross profit margins than vinyl sales. In addition to the higher material costs and unfavorable mix, we incurred higher freight and operating costs during the six month period ended July 1, 2017, which negatively impacted our gross profit for the six months ended July 1, 2017 compared to the six months ended July 2, 2016.
As a percentage of net sales, gross profit decreased from 29.5% for the six months ended July 2, 2016 to 26.2% for the six months ended July 1, 2017. The 330 basis point decrease for the six months ended July 1, 2017 resulted from increased raw material costs, primarily for aluminum and PVC resin, that were not fully offset during the period by increased selling prices as our announced price increases normally lag our incurred material costs. In addition, we incurred higher freight costs and operating costs during the 2017 six month period relative to the comparable period in 2016.
Selling, general and administrative expenses
SG&A expense for the six months ended July 1, 2017 increased $1.5 million or 3.3% compared to the six months ended July 2, 2016. We incurred higher sales and marketing expenses of $1.1 million from the 8.0% net sales increase achieved during the six months ended July 1, 2017 compared to the six months ended July 2, 2016. As a percentage of net sales, SG&A expense decreased 50 basis points from 10.9% for the six months ended July 2, 2016 to 10.4% for the six months ended July 1, 2017 as a result of improved leverage on the fixed component of our SG&A expense.
Amortization of intangible assets
Amortization expense for the six months ended July 1, 2017 decreased $2.2 million or 33.4% compared to the six months ended July 2, 2016 due to certain customer relationship intangible assets becoming fully amortized during the year ended December 31, 2016. In addition, as a percentage of net sales, amortization expense decreased to 1.0% for the six months ended July 1, 2017 from 1.6% for the six months ended July 2, 2016.
Currency transaction gain
The currency transaction gain for the six months ended July 1, 2017 and July 2, 2016 was $0.2 million resulting from the impact of the Canadian dollar fluctuation.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	July 1, 2017		July 2, 2016
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$281,174	100.0%	$266,134	100.0%
Gross profit	63,856	22.7%	57,542	21.6%
SG&A expense	36,055	12.8%	36,457	13.7%
Amortization of intangible assets	3,076	1.1%	3,084	1.2%
Operating earnings	24,725	8.8%	18,001	6.8%
Currency transaction gain	393	0.1%	126	—%
Net Sales
Net sales for the three months ended July 1, 2017 increased $15.0 million or 5.7% as compared to the three months ended July 2, 2016. The net sales increase for the three months ended July 1, 2017 resulted from improved U.S. market demand conditions, which favorably impacted our new construction business. For the three months ended July 1, 2017 compared to the three months ended July 2, 2016, our U.S. new construction business increased $12.3 million or 7.4% while our U.S. repair and remodeling business decreased $1.0 million or 1.3% as a result of lower unit volume sales of 4.2%. Our Canadian net sales increased $3.7 million or 16.6% for the three months ended July 1, 2017 relative to the three months ended July 2, 2016 due to an improving Western Canadian market, market share gains, and higher average selling prices partially offset by an unfavorable foreign exchange impact of $1.0 million. Our Western Canada sales have been impacted by depressed market conditions that resulted from the significant decline in energy prices that have stymied housing and economic development in Western Canada, however recently we have begun to see some recovery in those markets.
The net sales increase for the U.S. market can be attributed to improved market conditions as evidenced by the U.S. Census Bureau reporting that single family housing starts increased 4.0% during the lag effected period which resulted in higher net sales for our new construction products. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore single family starts commencing in the period from December 2016 to March 2017 directly impacts the demand for our products for the three months ended July 1, 2017. For the repair and remodeling business, LIRA reported that the 2017 trailing twelve months increased 6.6% compared to the 2016 period creating a favorable demand environment. However, due to the relative high dollar value or “big ticket” nature of our replacement products, we believe that true remodeling market demand for our big ticket exterior products actually increased approximately 3.0%. Our unit net sales for new construction increased 4.2% consistent with the 4.0% new construction market increase while our repair and remodeling unit sales decreased 4.1% and were lower than the demand market indicators for the three months ended July 1, 2017. The lower unit volumes relative to the overall market for our repair and remodeling window products was caused by acquisition integration activities for certain customers, which adversely impacted unit volumes in certain geographic areas. Despite these lower net sales amounts relative to demand market indicators for our repair and remodeling business, we achieved higher average selling prices of 2.9% for our window products for the three months ended July 1, 2017 compared to the three months ended July 2, 2016. These higher average selling prices increased our U.S. and Canadian net sales by approximately $7.7 million and $1.5 million, respectively, for the three months ended July 1, 2017 compared to the three months ended July 2, 2016.

Gross Profit
Gross profit for the three months ended July 1, 2017 increased $6.3 million or 11.0% as compared to the three months ended July 2, 2016. The gross profit increase for the three months ended July 1, 2017 resulted from the continued improvement in our new construction business and the sustained profitable performance for our repair and remodeling business within the U.S. while our Canadian business experienced improved gross profit of $1.5 million relative to the prior year period. Gross profit for our U.S. new construction business increased $4.8 million while our repair and remodeling business remained flat during the three months ended July 1, 2017 compared to the three months ended July 2, 2016. The gross profit improvement for our U.S. businesses was driven by increased selling prices of 2.9% and favorable product mix, which improved gross profit by $7.7 million. Our Canadian business also contributed favorable pricing of $1.5 million from achieving higher average selling prices of 5.4% for the three months ended July 1, 2017 relative to the three months ended July 2, 2016 despite the challenging economic and demand conditions that exist in Western Canada due to lower energy prices. For the Windows and Doors segment, we achieved higher average selling prices during the three months ended July 1, 2017 compared to the three months ended July 2, 2016 from announced price increases implemented to offset the aforementioned raw material cost increases for aluminum and PVC resin as well as glass costs. These higher material costs negatively impacted our gross profit by approximately $5.0 million during the three months ended July 1, 2017 compared to the three months ended July 2, 2016. Overall, our net sales increase of 5.7% partially offset by higher material costs enabled us to improve our gross margins during the three months ended July 1, 2017 compared to the three months ended July 2, 2016.
As a percentage of net sales, gross profit increased from 21.6% for the three months ended July 2, 2016 to 22.7% for the three months ended July 1, 2017. The 110 basis point increase in gross profit reflects improvements of 180 basis points for our U.S. new construction businesses and 310 basis points for our Canadian business partially offset by a 30 basis point deterioration in our repair and remodeling business due to lower operating leverage on reduced unit sales volume. These net gross margin improvements resulted from improved demand levels and higher average selling prices partially offset by rising material costs for the three months ended July 1, 2017 compared to the three months ended July 2, 2016.
Selling, general and administrative expenses
SG&A expense for the three months ended July 1, 2017 decreased a nominal $0.4 million or 1.1% compared to the three months ended July 2, 2016. As a percentage of net sales, SG&A expense decreased 90 basis points from 13.7% for the three months ended July 2, 2016 to 12.8% for the three months ended July 1, 2017 as a result of improved leverage on the fixed component of our SG&A expense and a $1.9 million gain on sale of a Canadian building which reduced SG&A expense.
Amortization of intangible assets
Amortization expense for the three months ended July 1, 2017 remained consistent with the three months ended July 2, 2016 at approximately $3.1 million each period. In addition, as a percentage of net sales, amortization expense remained relatively consistent at 1.1% for the three months ended July 1, 2017 and 1.2% for the three months ended July 2, 2016.
Currency transaction gain
The currency transaction gain for the three months ended July 1, 2017 was $0.4 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction gain for the three months ended July 2, 2016 was a nominal $0.1 million resulting from the fluctuation in the Canadian dollar during the period.

	For the six months ended
(Amounts in thousands)	July 1, 2017		July 2, 2016
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$520,352	100.0%	$498,372	100.0%
Gross profit	107,418	20.6%	97,979	19.7%
SG&A expense	75,108	14.4%	75,055	15.1%
Amortization of intangible assets	6,156	1.2%	6,173	1.2%
Operating earnings	26,154	5.0%	16,751	3.4%
Currency transaction gain	529	0.1%	636	0.1%

Net Sales
Net sales for the six months ended July 1, 2017 increased $22.0 million or 4.4% as compared to the six months ended July 2, 2016. Overall, we achieved 4.4% net sales growth despite having one less shipping day during the six months ended July 1, 2017 compared to the six months ended July 2, 2016 due to the timing of our fiscal calendar, which lowered net sales $3.6 million. The net sales increase for the six months ended July 1, 2017 resulted from improved U.S. market conditions combined with mild weather conditions during the first three months of 2017, which favorably impacted our new construction business. For the six months ended July 1, 2017 compared to the six months ended July 2, 2016, our U.S. new construction business increased $24.6 million or 7.7% while our U.S. repair and remodeling business decreased $7.2 million or 5.3% as a result of lower unit volume sales of 5.0%. Our Canadian net sales increased $4.6 million or 10.7% for the six months ended July 1, 2017 relative to the six months ended July 2, 2016 due to an improving Canadian market, market share gains, and higher average selling prices partially offset by an unfavorable foreign exchange impact of $0.3 million. Our Western Canada sales continue to be impacted by depressed market conditions that resulted from the significant decline in energy prices that have stymied housing and economic development in Western Canada recently but have begun to recover slightly during the six months ended July 1, 2017 relative to the six months ended July 2, 2016.
The net sales increase for the U.S. market can be attributed to improved market conditions as evidenced by the U.S. Census Bureau reporting that single family housing starts increased 7.9% during the lag effected period, which resulted in higher net sales for our new construction products. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore single family starts commencing in the period from September 2016 to March 2017 directly impacts the demand for our products for the six months ended July 1, 2017. For the repair and remodeling business, LIRA reported that the 2017 trailing twelve months increased 6.6% compared to the 2016 period creating a favorable demand environment. However, due to the relative high dollar value or “big ticket” nature of our replacement products, we believe that true remodeling market demand for our big ticket exterior products actually increased approximately 3.0%. Our net sales for new construction and repair and remodeling were lower than the demand market indicators for the six months ended July 1, 2017. Our unit sales for new construction taking into account the one less shipping day increased approximately 3.1% while repair and remodeling units decreased 4.4% during the six months ended July 1, 2017 relative to the six months ended July 2, 2016. The lower unit volume relative to the overall market for our new construction and repair and remodeling window and door products is attributable in part to certain pricing positions taken by certain competitors as well as acquisition integration activities for certain customers, which adversely impacted unit volumes in certain geographical regions. Despite these lower net sales amounts relative to demand market indicators for the six months ended July 1, 2017, we achieved higher average selling prices of 3.6% for the six months ended July 1, 2017 compared to the six months ended July 2, 2016. These higher average selling prices increased our U.S. and Canadian net sales by approximately $16.1 million and $2.8 million, respectively, for the six months ended July 1, 2017 compared to the six months ended July 2, 2016.
Gross Profit
Gross profit for the six months ended July 1, 2017 increased $9.4 million or 9.6% as compared to the six months ended July 2, 2016. The gross profit increase for the six months ended July 1, 2017 resulted from the continued improvement in our new construction business and the sustained profitable performance for our repair and remodeling business within the U.S. while our Canadian business experienced improved gross profit of $2.4 million relative to the prior year period. Gross profit for our U.S. new construction business increased $7.3 million while our repair and remodeling business decreased $0.2 million during the six months ended July 1, 2017 compared to the six months ended July 2, 2016. The gross profit improvement for our U.S. businesses was driven by increased selling prices of 3.6% and favorable product mix, which improved gross profit by $16.1 million. Our Canadian business also contributed favorable price of $2.8 million from achieving higher average selling prices for the six months ended July 1, 2017 relative to the six months ended July 2, 2016 despite the challenging economic and demand conditions that exist in Western Canada due to lower energy prices. For the Windows and Doors segment, we achieved higher average selling prices during the six months ended July 1, 2017 compared to the six months ended July 2, 2016 from announced price increases implemented to offset the aforementioned raw material cost increases for aluminum and PVC resin as well as glass costs. These higher material costs negatively impacted our gross profit by approximately $8.1 million during the six months ended July 1, 2017 compared to the six months ended July 2, 2016. In addition, we incurred higher freight costs of $1.4 million related to the net sales increase, which partially offset our gross profit increase for the six months ended July 1, 2017. Overall, our net sales increase of 4.4% enabled us to improve our gross margins during the six months ended July 1, 2017 compared to the six months ended July 2, 2016.

As a percentage of net sales, gross profit increased from 19.7% for the six months ended July 2, 2016 to 20.6% for the six months ended July 1, 2017. The 90 basis point increase in gross profit reflects improvements of 160 basis points for our U.S. new construction business and 340 basis points for our Canadian business partially offset by a 80 basis point deterioration in our repair and remodeling business related to lower operating leverage on reduced sales volume. These net gross margin improvements resulted from improved demand levels and higher average selling prices partially offset by higher material costs for the six months ended July 1, 2017 compared to the six months ended July 2, 2016.
Selling, general and administrative expenses
SG&A expense for the six months ended July 1, 2017 increased a nominal $0.1 million or 0.1% compared to the six months ended July 2, 2016. As a percentage of net sales, SG&A expense decreased 70 basis points from 15.1% for the six months ended July 2, 2016 to 14.4% for the six months ended July 1, 2017 as a result of improved leverage on the fixed component of our SG&A expense and a $1.9 million gain on sale of a Canadian building which reduced SG&A expense.
Amortization of intangible assets
Amortization expense for the six months ended July 1, 2017 remained consistent with the six months ended July 2, 2016 at approximately $6.2 million for each period. In addition, as a percentage of net sales, amortization expense remained relatively consistent at 1.2% for the six months ended July 1, 2017 and July 2, 2016.
Currency transaction gain
The currency transaction gain for the six months ended July 1, 2017 was $0.5 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction gain for the six months ended July 2, 2016 was $0.6 million resulting from the fluctuation in the Canadian dollar during the period.
Combined quarterly profitability and seasonality trend
Our consolidated gross profit margin decreased from 26.5% for the three months ended July 2, 2016 to 25.1% for the three months ended July 1, 2017.  This gross profit decrease was primarily attributed to our Siding, Fencing, and Stone’s gross margin deterioration of 410 basis points resulting from higher material costs of aluminum and PVC resin, which increased 21.0% and 9.6%, respectively, that were not offset by higher selling prices during the three months ended July 1, 2017 relative to the three months ended July 2, 2016.  In addition, gross profit was also negatively impacted by unfavorable freight and operating costs during the three months ended July 1, 2017 compared to the three months ended July 2, 2016. This gross profit decline was partially offset by a 110 basis point increase in our Windows and Doors' gross profit resulting from improved demand and improved pricing for our new construction business and Canadian window business.
SG&A expense as a percentage of net sales was 12.0% for the three months ended July 1, 2017 as compared to 13.1% for the three months ended July 2, 2016.  The decrease in SG&A expenses as a percentage of net sales can be attributed to gaining leverage on the fixed component of SG&A expenses and a $1.9 million gain on sale of a Canadian building which reduced SG&A expense.

As a result of the deterioration in our gross profit percentages for the three months ended July 1, 2017 relative to the three months July 2, 2016, we have announced price increases to offset these material cost increases for aluminum, PVC resin, and glass.  Consistent with prior years, our gross margins are negatively impacted during periods of rising material costs but we have successfully shown historically our ability to offset this impact with price increases.  Overall, our key performance metrics and trends on an absolute basis have improved relative to the prior year comparable period and to our first quarter, which is typically our lower performing quarter due to seasonality.  The positive trend in our 2017 operating performance continued during the three months ended July 1, 2017 with higher net sales, gross profit, and net income from improved market conditions and improved average selling prices.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the three months ended
(Amounts in thousands)	July 1, 2017	July 2, 2016
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(6,206)	$(7,124)
Operating loss	(6,206)	(7,124)
Interest expense	(17,399)	(18,534)
Interest income	10	1
Tax Receivable Agreement liability adjustment	—	(241)
Income tax provision for income taxes	$(19,477)	$(2,025)
Operating loss
Unallocated losses include items that are not directly attributed to or allocated to either of our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the three months ended July 1, 2017 decreased by $0.9 million or 12.9% compared to the same period in 2016 due primarily to decreased management incentive compensation of $2.2 million partially offset by increases in other general professional expenses of $1.3 million.
Interest expense
Interest expense for the three months ended July 1, 2017 decreased by approximately $1.1 million or 6.1% compared to the same period in 2016 as a result of the reduction in the Term Loan Facility principal balance period over period. During March, August and November 2016, we made a total of $160.0 million in voluntary payments on the Term Loan Facility in addition to our normal quarterly amortization payments of $1.1 million, or $4.3 million annually, which reduced our outstanding borrowings and our quarterly interest expense.
Tax Receivable Agreement ("TRA") liability adjustment
Since the inception of the TRA liability with the Company’s 2013 IPO, we had previously been in a full valuation allowance for federal purposes and a partial valuation allowance for certain state and Canadian jurisdictions. As a result of the Company’s tax valuation allowance position for federal and state purposes, we previously calculated the TRA liability considering (i) current year taxable income only (due to the uncertainty of future taxable income associated with our cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. Our future taxable income estimates were used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate.
During the year ended December 31, 2016, we released our federal valuation allowance and increased our TRA liability to $79.7 million as the Company was no longer in a three year cumulative loss position. The factors surrounding the release of the federal valuation allowance thereby eliminated any uncertainty as to future taxable income resulting in the Company recognizing the majority of the expected TRA liability. For the three months ended July 2, 2016, we remained in a full valuation allowance position and consequently our TRA methodology was not to utilize future projected taxable income beyond the current fiscal year given the uncertainty of future taxable income due to the three year cumulative loss position. As a result, we recognized a $0.2 million TRA adjustment during the three months ended July 2, 2016 reflecting changes in projections for 2016's federal taxable income as the full federal TRA liability had not been recognized as of July 2, 2016. For the three months ended July 1, 2017, we did not incur a TRA adjustment as the majority of the anticipated liability was recognized during the fourth quarter of 2016 when the federal valuation allowance was released and forecasts beyond the current fiscal year for taxable income were utilized to estimate the TRA liability. The remaining TRA liability to be expensed of $4.7 million will be recognized when the Company is no longer in a cumulative loss position for certain states.
The total TRA liability as of July 1, 2017 is $79.7 million. This amount represents the originally anticipated TRA liability at the IPO date with approximately $4.7 million remaining to be expensed through operations for state purposes as we remain in a state tax valuation allowance position as of July 1, 2017 for certain states. This remaining liability will be recognized as the state valuation allowances are released in future years.

Income taxes
Our pre-tax income for the three months ended July 1, 2017 was approximately $49.3 million compared to pre-tax income of $43.7 million including the $0.2 million TRA liability adjustment for the three months ended July 2, 2016. The income tax provision for the three months ended July 1, 2017 increased $17.5 million compared to the same period in 2016 since the federal valuation allowance was removed during the fourth quarter of 2016 as well as an increase in pre-tax income during the three months ended July 1, 2017. As of July 1, 2017, we still remain in a valuation allowance position for certain state and Canadian jurisdictions.

	For the six months ended
(Amounts in thousands)	July 1, 2017	July 2, 2016
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(15,632)	$(16,671)
Operating loss	(15,632)	(16,671)
Interest expense	(34,285)	(37,225)
Interest income	12	3
Loss on modification or extinguishment of debt	—	(2,399)
Tax receivable agreement liability adjustment	—	(18,391)
Income tax provision for income taxes	$(18,223)	$(531)
Operating loss
Unallocated losses include items that are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the six months ended July 1, 2017 decreased $1.0 million or 6.2% compared to the same period in 2016 due primarily to decreased management incentive compensation of $2.3 million and decreased stock compensation of $0.2 million, partially offset by increases in other general professional expenses of $1.5 million.
Interest expense
Interest expense for the six months ended July 1, 2017 decreased by approximately $2.9 million or 7.9% compared to the same period in 2016 as a result of the reduction in the Term Loan Facility principal balance period over period. During March, August and November 2016, we made a total of $160.0 million in voluntary payments on the Term Loan Facility in addition to our normal quarterly amortization payments of $1.1 million, or $4.3 million annually, which reduced our outstanding borrowings and our quarterly interest expense.
TRA liability adjustment
Since the inception of the TRA liability with the Company’s 2013 IPO, we had previously been in a full valuation allowance for federal purposes and a partial valuation allowance for certain state and Canadian jurisdictions. As a result of the Company’s tax valuation allowance position for federal and state purposes, we previously calculated the TRA liability considering (i) current year taxable income only (due to the uncertainty of future taxable income associated with our cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. Our future taxable income estimates were used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate.

During the year ended December 31, 2016, we released our federal valuation allowance and increased our TRA liability to $79.7 million as the Company was no longer in a three year cumulative loss position. The factors surrounding the release of the federal valuation allowance thereby eliminated any uncertainty as to future taxable income resulting in the Company recognizing the majority of the expected TRA liability. For the six months ended July 2, 2016, we remained in a full valuation allowance position and consequently our TRA methodology was not to utilize future projected taxable income beyond the current fiscal year given the uncertainty of future taxable income due to the three year cumulative loss position. As a result, we recognized a $18.4 million TRA adjustment during the six months ended July 2, 2016 reflecting changes in projections for 2016's federal taxable income as the full federal TRA liability had not been recognized as of July 2, 2016. For the six months ended July 1, 2017, we did not incur a TRA adjustment as the majority of the anticipated liability was recognized during the fourth quarter of 2016 when the federal valuation allowance was released and forecasts beyond the current fiscal year for taxable income were utilized to estimate the TRA liability. The remaining TRA liability to be expensed of $4.7 million will be recognized when the Company is no longer in a cumulative loss position for certain states.
The total TRA liability as of July 1, 2017 is $79.7 million. This amount represents the originally anticipated TRA liability at the IPO date with approximately $4.7 million remaining to be expensed through operations for state purposes as we remain in a state tax valuation allowance position as of July 1, 2017 for certain states. This remaining liability will be recognized as the state valuation allowances are released in future years.
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
Income taxes
The income tax provision for the six months ended July 1, 2017 increased by approximately $17.7 million compared to the same period in 2016 primarily from an increase in pre-tax income as well as the 2016 valuation allowance reversal.  Our pre-tax income for the six months ended July 1, 2017 was approximately $44.4 million compared to pre-tax income of $14.6 million including the $18.4 million TRA liability adjustment for the six months ended July 2, 2016.  For the six months ended July 1, 2017, the increase in income tax expense resulted from the federal valuation allowance reversal during the fourth quarter of 2016 as well as an increase in pre-tax income.

Liquidity and Capital Resources
During the six months ended July 1, 2017, cash decreased by approximately $44.4 million compared to an decrease of approximately $45.0 million during the six months ended July 2, 2016. The decrease in cash during the six months ended July 1, 2017 was primarily due to a $23.7 million decrease in working capital period over period, as accounts receivable decreased by $20.0 million and inventory decreased by $22.6 million in the period over period comparison offset by an $18.9 million increase in trade accounts payable. The decrease in cash during the six month period ended July 2, 2016 was primarily driven by the $30.0 million in voluntary payments on the Term Loan Facility.
Two of the largest changes in operating cash flows during the six months ended July 1, 2017 were the movement in accounts receivable and inventory. The approximate $85.9 million accounts receivable increase and $32.9 million inventory increase from December 31, 2016 to July 1, 2017 can be attributed to the seasonality of our business as we reach the peak building season in our second and third quarters. Net sales in the final two months of each respective quarter drove the receivables increase and the requirement for increased inventory as well as a slight deterioration in our receivable metrics based on the timing of certain customer payments. Net sales for May and June 2017 were approximately $169.6 million and $216.1 million, respectively, versus approximately $145.0 million and $152.2 million for November and December 2016, respectively, an increase of $88.5 million. The improvement in May and June's net sales reflects the Company’s normal seasonal business as the weather in May and June is generally improved compared to November and December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable and inventory.

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
Our primary cash needs are for working capital, capital expenditures, and debt service.  As of July 1, 2017, our annual cash interest charges for debt service for the year ending December 31, 2017, including the ABL Facility, is estimated to be approximately $55.3 million.  We do not have any scheduled debt maturities until 2020.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.5% to 2.0% of net sales on an annual basis.  Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of July 1, 2017, we had $54.8 million of purchase commitments for inventory.  We finance these cash requirements, including payments under the Tax Receivable Agreement, through internally generated cash flow and funds borrowed under the ABL Facility.
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
Our specific cash flow movement for the six months ended July 1, 2017 and July 2, 2016 is summarized below:
Cash provided by (used in) operating activities
Net cash used in operating activities for the six months ended July 1, 2017 was $26.9 million as compared to approximately $1.4 million provided by operations for the six months ended July 2, 2016. The net cash provided by (used in) operating activities was impacted by the operating earnings increase of $6.2 million, which was primarily driven by improved operating performance for our Windows and Doors segment of $9.4 million based on improved U.S. housing market conditions for new construction. These improved housing conditions resulted in an unfavorable $23.7 million impact in our primary working capital for the six months ended July 1, 2017 compared to the six months ended July 2, 2016 as our net sales increased 6.1%, which resulted in higher receivables and increased inventory requirements partially offset by an increase in payables. We also experienced a slight deterioration in our receivable metrics based on the timing of certain customer payments in relation to our fiscal calendar, which resulted in the unfavorable working capital change for the six months ended July 1, 2017.
Cash used in investing activities
Net cash used in investing activities for the six months ended July 1, 2017 and July 2, 2016 was approximately $15.5 million and $17.4 million, respectively, primarily used for capital expenditures on various ongoing capital projects. Capital expenditures for 2017 were slightly higher than the 2016 comparable period at $17.9 million in 2017 versus $17.6 million, but were relatively consistent as a percentage of net sales at 1.8% for 2017 and 1.9% for 2016, which is comparable to our historical average of 1.5% to 2.0%. Additionally, during the six months ended July 1, 2017, the Company sold a building in Saskatoon, Canada for approximately $2.1 million. The Company moved to another leased facility within the Saskatoon area that more closely aligns with the Company's needs in that area.
Cash used in financing activities
Net cash used in financing activities for the six months ended July 1, 2017 was approximately $2.6 million, primarily from $1.2 million of cash tax withholdings on employee stock compensation and $2.1 million of mandatory principal payments on the Term Loan Facility offset by $0.8 million in proceeds from the exercise of employee stock options. Net cash used in financing activities for the six months ended July 2, 2016 was approximately $31.8 million, primarily from the voluntary $30.0 million Term Loan Facility payment.

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
The 6.50% Senior Notes are fully and unconditionally and jointly and severally guaranteed on a senior unsecured basis by Ply Gem Holdings and all of the wholly owned domestic subsidiaries of Ply Gem Industries (the “Guarantors”). The indenture governing the 6.50% Senior Notes contains certain covenants that limit the ability of Ply Gem Industries and its restricted subsidiaries to incur additional indebtedness, pay dividends or make other distributions or repurchase or redeem their stock, make loans and investments, sell assets, incur certain liens, enter into agreements restricting their ability to pay dividends, enter into transactions with affiliates, and consolidate, merge or sell assets. In particular, Ply Gem Industries and its restricted subsidiaries may not incur additional debt (other than permitted debt (as defined in the indenture) in limited circumstances) unless, after giving effect to such incurrence, the consolidated interest coverage ratio of Ply Gem Industries would be at least 2.00 to 1.00.
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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of July 1, 2017, the Company's interest rate on the Term Loan Facility was 4.30%. The effective interest rate for the Term Loan is 8.78% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.
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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter. Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees. As of July 1, 2017, the Company’s interest rate on the ABL Facility was approximately 2.41%. The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0. If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.
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
As of July 1, 2017, Ply Gem Industries had approximately $340.3 million of contractual availability and approximately $294.7 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $9.7 million of letters of credit and priority payables reserves.
Loss on debt modification or extinguishment
During March 2016, the Company made a voluntarily payment of $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the Term Loan Facility. The Company performed an analysis to determine the proper accounting treatment for this voluntary payment by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payment. Consequently, the Company recognized a loss on debt modification or extinguishment of approximately $2.4 million for the six months ended July 2, 2016, reflecting the proportionate write-off of the related debt discount and debt issuance costs associated with the $30.0 million payment, as summarized in the table below.

(Amounts in thousands)	For the six months ended
	July 1, 2017	July 2, 2016
Loss on modification of debt:
Term Loan Facility unamortized discount	$—	$1,915
Term Loan Facility unamortized debt issuance costs	—	484
Total loss on modification or extinguishment of debt	$—	$2,399

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
Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future. As of July 1, 2017, we had cash and cash equivalents of approximately $7.2 million, approximately $340.3 million of contractual availability under the ABL Facility and approximately $294.7 million of borrowing base availability.
In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions. Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Contractual Obligations
In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we have a potential obligation related to certain tax matters of approximately $3.9 million, including interest and penalties of approximately $1.6 million.  The timing of the potential tax payments is unknown.
As of July 1, 2017, the Company had inventory purchase commitments of approximately $54.8 million.

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
There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors that could cause actual results to differ materially from those estimated by us include, but are not limited to, those factors or conditions described under Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, and the following:

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our principal interest rate exposure relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of $430.0 million on the Term Loan and up to $350.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin. Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year for the Term Loan Facility. Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.9 million per year. At July 1, 2017, we were not party to any interest rate swaps or caps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk
Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar. For the three and six months ended July 1, 2017, the net impact of foreign currency changes to our results of operations was a gain of $0.6 million and $0.8 million, respectively. The impact of foreign currency changes related to translation resulted in an increase in stockholders' equity of approximately $1.8 million for the six months ended July 1, 2017. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. During 2016, we entered into forward contracts to mitigate the exposure risk of currency fluctuation against the Canadian dollar during 2017. At July 1, 2017, our foreign currency hedging contract had a fair value of $0.1 million and is recorded as a liability as of July 1, 2017.

Commodity pricing risk
We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The Midwest Ingot price of aluminum increased approximately 20.9% for the six months ended July 1, 2017 compared to the six months ended July 2, 2016. The average market price for PVC resin was estimated to have increased approximately 11.7% for the six months ended July 1, 2017 compared to the six months ended July 2, 2016.

Inflation
We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations. Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI increase for the twelve months ended June 2017 was approximately 1.6%.

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

Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of July 1, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of July 1, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended July 1, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Our Chief Executive Officer and Chief Financial Officer have each concluded that the consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, the financial position, results of operations and cash flows of the Company and its subsidiaries in conformity with GAAP.

PART II – OTHER INFORMATION

Item 1.                                                 LEGAL PROCEEDINGS

Information regarding legal proceedings is incorporated by reference from Note 7 to the condensed consolidated financial statements in this Quarterly Report on Form 10-Q.

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
101*
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended July 1, 2017, filed on August 7, 2017, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  August 7, 2017

By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Chairman of the Board

Date:  August 7, 2017

By:	/s/ Shawn K. Poe
Shawn K. Poe
Executive Vice President, Chief Financial Officer, and Secretary