Form 10-Q
period 2017-09-30
PLY GEM HOLDINGS INC
filed 2017-11-06
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or
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

As of November 6, 2017, there were 68,468,706 shares of common stock, $0.01 par value, outstanding.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTERLY PERIOD ENDED September 30, 2017

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 6.	Exhibits	57

Signatures		58

PART I

Item 1.      FINANCIAL STATEMENTS

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the three months ended
	September 30, 2017	October 1, 2016
Net sales	$564,663	$530,392
Cost of products sold	432,697	393,592
Gross profit	131,966	136,800
Operating expenses:
Selling, general and administrative expenses	64,724	62,362
Amortization of intangible assets	5,341	6,429
Total operating expenses	70,065	68,791
Operating earnings	61,901	68,009
Foreign currency gain (loss)	810	(111)
Interest expense	(17,545)	(17,815)
Interest income	27	10
Loss on modification or extinguishment of debt	—	(2,251)
Tax receivable agreement liability adjustment	—	(42,215)
Income before provision (benefit) for income taxes	45,193	5,627
Provision (benefit) for income taxes	17,659	(49,128)
Net income	$27,534	$54,755
Comprehensive income	$29,414	$54,116

Net income attributable to common shareholders per share:
Basic	$0.40	$0.80
Diluted	$0.40	$0.80
Weighted average shares outstanding:
Basic	68,459,278	68,196,533
Diluted	68,913,421	68,389,187

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Amounts in thousands, except shares and per share data)	For the nine months ended
	September 30, 2017	October 1, 2016
Net sales	$1,539,445	$1,449,551
Cost of products sold	1,181,066	1,090,761
Gross profit	358,379	358,790
Operating expenses:
Selling, general and administrative expenses	202,610	199,745
Amortization of intangible assets	15,943	19,278
Total operating expenses	218,553	219,023
Operating earnings	139,826	139,767
Foreign currency gain	1,582	728
Interest expense	(51,830)	(55,041)
Interest income	60	29
Loss on modification or extinguishment of debt	—	(4,650)
Tax receivable agreement liability adjustment	—	(60,606)
Income before provision (benefit) for income taxes	89,638	20,227
Provision (benefit) for income taxes	35,882	(48,597)
Net income	$53,756	$68,824
Comprehensive income	$56,504	$72,393

Net income attributable to common shareholders per share:
Basic	$0.79	$1.01
Diluted	$0.78	$1.01
Weighted average shares outstanding:
Basic	68,431,494	68,161,064
Diluted	68,967,328	68,279,959

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(Amounts in thousands, except share amounts)	September 30, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$28,397	$51,597
Accounts receivable, less allowances of $2,864 and $2,663, respectively	308,582	209,919
Inventories:
Raw materials	86,838	69,639
Work in process	31,948	24,621
Finished goods	77,453	67,696
Total inventory	196,239	161,956
Prepaid expenses and other current assets	52,565	26,850
Total current assets	585,783	450,322
Property and Equipment, at cost:
Land	8,233	8,249
Buildings and improvements	67,464	67,951
Machinery and equipment	440,384	413,565
Total property and equipment	516,081	489,765
Less accumulated depreciation	(345,207)	(324,209)
Total property and equipment, net	170,874	165,556
Other Assets:
Intangible assets, net	89,071	104,159
Goodwill	480,726	478,514
Deferred income taxes	20,476	50,347
Other	7,191	8,843
Total other assets	597,464	641,863
	$1,354,121	$1,257,741
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$93,874	$75,398
Accrued expenses	181,217	169,015
Current portion of payable to related parties pursuant to tax receivable agreement	25,383	25,383
Current portion of long-term debt	4,300	4,300
Total current liabilities	304,774	274,096
Deferred income taxes	2,061	2,722
Long-term portion of payable to related parties pursuant to tax receivable agreement	54,336	54,336
Other long-term liabilities	84,584	86,395
Long-term debt	843,005	836,086

Commitments and contingencies

Stockholders' Equity:
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 68,459,278 and 68,269,749 issued and outstanding, respectively	685	683
Additional paid-in-capital	754,879	751,452
Accumulated deficit	(659,661)	(714,737)
Accumulated other comprehensive loss	(30,542)	(33,292)
Total stockholders' equity	65,361	4,106
	$1,354,121	$1,257,741

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Amounts in thousands)	For the nine months ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Net income	$53,756	$68,824
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization expense	39,792	42,466
Non-cash restructuring costs	1,198	491
Non-cash interest expense, net	10,595	10,143
Gain on foreign currency transactions	(1,582)	(728)
Non-cash litigation expense	650	—
Loss on modification or extinguishment of debt	—	4,650
Stock based compensation	585	808
Deferred income taxes	30,425	(53,080)
Tax receivable agreement liability adjustment	—	60,606
Increase in tax uncertainty, net of valuation allowance	202	190
Gain on sale of building	(1,880)	—
Other	(75)	(43)
Changes in operating assets and liabilities:
Accounts receivable, net	(97,941)	(88,450)
Inventories	(34,163)	(17,393)
Prepaid expenses and other assets	(104)	(2,181)
Accounts payable	18,715	15,906
Accrued expenses	(13,445)	(1,933)
Cash payments on restructuring liabilities	(693)	(603)
Other	(237)	318
Net cash provided by operating activities	5,798	39,991
Cash flows from investing activities:
Capital expenditures	(28,577)	(26,414)
Proceeds from sale of assets	2,439	161
Net cash used in investing activities	(26,138)	(26,253)
Cash flows from financing activities:
Payments on long-term debt	(3,225)	(63,225)
Payments to tax authority for employee stock based compensation	(1,186)	—
Proceeds from exercises of employee stock options	745	689
Net cash used in financing activities	(3,666)	(62,536)
Impact of exchange rate movements on cash	806	2,066
Net decrease in cash and cash equivalents	(23,200)	(46,732)
Cash and cash equivalents at the beginning of the period	51,597	109,425
Cash and cash equivalents at the end of the period	$28,397	$62,693

See accompanying notes to condensed consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Ply Gem Holdings, Inc. and its subsidiaries (referred to herein as “Ply Gem Holdings”, “Ply Gem”, the “Company”, “we”, “us”, or “our”) have been prepared in accordance with U.S. generally accepted accounting principles as described in the consolidated financial statements and related notes included in our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 10, 2017. These statements do not include all of the information and footnotes required by U.S. generally accepted accounting principles and should be read in conjunction with our 2016 Annual Report on Form 10-K. In management’s opinion, all normal and recurring adjustments considered necessary for a fair presentation have been included. Operating results for the period from January 1, 2017 through September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.
The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited consolidated financial statements of Ply Gem Holdings at that date, but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
The Company’s fiscal quarters are based on periods ending on the Saturday of the last week in the quarter. Therefore, the financial results of certain fiscal quarters will not be comparable to the prior and subsequent fiscal quarters. The accompanying financial statements include the Company’s condensed consolidated statements of operations and comprehensive income (loss) for the three and nine months ended September 30, 2017 and October 1, 2016, the condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and October 1, 2016, and the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016.
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
Accounts Receivable
Accounts receivable-trade are recorded at their net realizable value. The allowance for doubtful accounts was $2.9 million at September 30, 2017 and $2.7 million at December 31, 2016. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.
Inventories
Inventories in the accompanying condensed consolidated balance sheets are valued at the lower of cost or net realizable value and are determined primarily by the first-in, first-out (FIFO) method. The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value. The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business. Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of September 30, 2017, the Company had inventory purchase commitments of approximately $16.3 million.
Inventory provisions were approximately $8.4 million at September 30, 2017 and were consistent with the December 31, 2016 provision of approximately $8.4 million.
Property and Equipment
Property and equipment are presented at cost. Depreciation of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:

Buildings and improvements	10-37 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized. When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized in operations. During the nine months ended September 30, 2017, the Company recognized a $1.9 million gain on the sale of a Canadian building as the Company consolidated windows and siding operations into a new leased facility in Saskatoon. The gain on sale has been recorded within selling, general, and administrative expenses in the Company's condensed consolidated statements of operations and comprehensive income (loss).
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
The Company tests for long-lived asset impairment at the following asset group levels: (i) the combined U.S. Siding, Fencing and Stone companies in the Siding, Fencing and Stone segment (“Siding”), (ii) the combined U.S. Windows companies in the Windows and Doors segment (“U.S. Windows”), (iii) the combined Simonton windows companies in the Windows and Doors segment, (iv) Gienow Canada Inc. ("Gienow Canada") (a combined Western Canadian company created by the January 2014 amalgamation of the Company's legacy Western Canadian business and the Gienow entity acquired in April 2013) in the Windows and Doors segment, and (v) Mitten in the Siding, Fencing and Stone segment. For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities. There were no indicators of impairment during the three and nine months ended September 30, 2017.
Goodwill and other intangible assets
The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant. All other intangible assets are amortized over their estimated useful lives and are assessed for impairment as necessary. The Company assesses goodwill for impairment at the November month end each year and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value. To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies. A significant reduction in projected sales and earnings, which would lead to a reduction in future cash flows, could indicate potential impairment. There were no indicators of impairment during the three and nine months ended September 30, 2017 that would trigger an interim impairment test. The Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets could result in goodwill impairments.
Debt Issuance Costs
Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt financing, are amortized over the contractual term of the related agreement using the effective interest method. Net debt issuance costs totaled approximately $14.0 million and $16.5 million as of September 30, 2017 and December 31, 2016, respectively, and have been recorded within long-term debt ($12.1 million at September 30, 2017 and $14.2 million at December 31, 2016) and other non-current assets ($1.9 million at September 30, 2017 and $2.3 million at December 31, 2016) in the accompanying condensed consolidated balance sheets. The debt issuance costs included in other long term assets relate to the Senior Secured Asset Based Revolving Credit Facility due 2020 ("ABL Facility"). Amortization of debt issuance costs for the three months ended September 30, 2017 and October 1, 2016 was approximately $0.9 million and $0.8 million, respectively. Amortization of debt issuance costs for the nine months ended September 30, 2017 and October 1, 2016 was approximately $2.6 million and $2.5 million, respectively. Amortization of debt issuance costs is recorded in interest expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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
Tax receivable agreement ("TRA") liability
The TRA liability generally provides for the payment by the Company to PG ITR Holdco, L.P. (the “Tax Receivable Entity”) of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that the Company actually realizes in periods ending after the Company's initial public offering as a result of (i) net operating loss carryovers ("NOLs") from periods ending before January 1, 2013, (ii) deductible expenses attributable to the initial public offering and (iii) deductions related to imputed interest. Since the inception of the TRA liability with the Company’s 2013 initial public offering through June 2016, the Company had been in a full valuation allowance for federal purposes and had partial valuation allowances on certain state and Canadian jurisdictions. As a result of the Company’s tax valuation allowance position for federal and state purposes, the Company historically calculated the TRA liability considering (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the three and nine months ended October 1, 2016, the Company released its valuation allowance on its federal deferred tax assets and certain state deferred tax assets for approximately $50.1 million due to positive factors outweighing negative evidence thereby allowing the Company to achieve the “more likely than not” realization threshold. The factors surrounding the release of this valuation allowance thereby eliminated any uncertainty as to future taxable income. Consequently, for purposes of calculating the TRA liability, the Company, during the three and nine months ended October 1, 2016, utilized future forecasts of taxable income beyond the 2016 tax year to determine the TRA liability. The Company’s future taxable income estimate was used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate as the Company retains the benefit of 15% of the tax savings.
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
Commitments and Contingencies
The Company accrues for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated. Costs accrued have been estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. Insurance recoveries are recorded as assets when their receipt is deemed probable. As of September 30, 2017, the Company had a $25.4 million insurance receivable recognized in other current assets in the Company's condensed consolidated balance sheets for the securities litigation (see Note 7). As of December 31, 2016, the Company did not have any insurance recoveries recognized in the condensed consolidated balance sheets.

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
The Company recorded a gain from foreign currency transactions of approximately $0.8 million for the three months ended September 30, 2017 and a loss of $0.1 million for the three months ended October 1, 2016. The Company recorded a gain from foreign currency transactions of approximately $1.6 million and $0.7 million for the nine months ended September 30, 2017 and October 1, 2016, respectively. During the nine months ended September 30, 2017, accumulated other comprehensive income (loss) included a currency translation gain of approximately $4.2 million and a gain of approximately $4.1 million for the nine months ended October 1, 2016.
Derivative Financial Instruments
As of September 30, 2017, the Company had entered into foreign currency forward contract agreements to hedge approximately $78.8 million of its 2017 and 2018 non-functional currency inventory purchases to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar.
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
The gains and losses on derivative contracts that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. As of September 30, 2017, approximately $0.6 million of the deferred net liability on derivative instruments included in accumulated other comprehensive loss is expected to be reclassified to cost of goods sold during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions. During the three and nine months ended September 30, 2017, the Company recognized $0.5 million and $0.0 million, respectively, within earnings as an increase to cost of goods sold in the condensed consolidated statement of operations and comprehensive income (loss). During the three and nine months ended October 1, 2016, the Company recognized $0.2 million and $0.5 million, respectively, within earnings as an increase of cost of goods sold in the condensed consolidated statement of operations and comprehensive income (loss).
The fair value of the foreign currency forward contract agreements are estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded asset and liability included in the accompanying condensed consolidated balance sheets is as follows:

(Amounts in thousands)	September 30, 2017	December 31, 2016
Foreign currency hedge included in other current assets (accrued expenses)	$(623)	$962

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

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$650,000	$676,000	$676,000	$—	$—
Term Loan Facility	254,950	257,181	—	257,181	—
As of September 30, 2017	$904,950	$933,181	$676,000	$257,181	$—
Liabilities:
Senior Notes-6.50%	$650,000	$676,000	$676,000	$—	$—
Term Loan Facility	258,175	260,757	—	260,757	—
As of December 31, 2016	$908,175	$936,757	$676,000	$260,757	$—
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
The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.5 million and 0.5 million shares of common stock for the three and nine months ended September 30, 2017, respectively. The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.2 million and 0.1 million shares of common stock for the three and nine months ended October 1, 2016, respectively.

New Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. generally accepted accounting principles ("GAAP"). The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the pending adoption of this standard on its consolidated financial statements.
In May 2017, the FASB issued ASU No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 addresses which changes to terms or conditions of a share-based payment award require the application of modification accounting within the scope of Topic 718. ASU 2017-09 is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2017. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.
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
Effective January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the condensed consolidated statements of cash flows. As a result of the adoption, on a modified retrospective basis, we recognized $1.3 million of excess tax benefits during the nine months ended September 30, 2017 from stock-based compensation through a cumulative-effect adjustment decreasing accumulated deficit. We elected not to change our policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the Company's results of operations.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards ("IFRS"). ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will become effective for Ply Gem beginning with the first quarter of 2018. The evaluation of our contracts is substantially complete and, based upon the results of our work to date, we currently do not expect the application of the new standard to these contracts to have a material impact to our consolidated statements of operations, balance sheets, or cash flows either at initial implementation or on an ongoing basis. The Company is also evaluating the new disclosures required by the standard to determine what additional information will need to be disclosed and additional disaggregated revenue disclosures are expected to be included upon adoption.

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
The Company early adopted ASU No. 2017-04, Intangibles-Goodwill and other (Topic 350) during the nine months ended September 30, 2017.  As such, the Company measures the goodwill impairment as the amount by which the reporting unit's carrying value exceeds its fair value not to exceed the carrying amount of goodwill in a reporting unit. The Company has elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the year ended December 31, 2016 and no impairment indicators that would trigger an interim impairment test during the three and nine months ended September 30, 2017. However, the Company will continue to evaluate goodwill during future periods and future declines in the residential housing and repair and remodeling markets or the Company's market capitalization could result in goodwill impairments.
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
The reporting unit goodwill balances were as follows as of September 30, 2017 and December 31, 2016:

(Amounts in thousands)	September 30, 2017	December 31, 2016
Siding, Fencing and Stone	$350,065	$348,553
Windows and Doors	130,661	129,961
	$480,726	$478,514

The changes in the goodwill balances from December 31, 2016 to September 30, 2017 relate to currency translation. A goodwill rollforward for 2017 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of December 31, 2016
Goodwill	$457,734	$470,780
Accumulated impairment losses	(327,773)	(122,227)
	$129,961	$348,553
Currency translation adjustments	700	1,512
Balance as of September 30, 2017
Goodwill	458,434	472,292
Accumulated impairment losses	(327,773)	(122,227)
	$130,661	$350,065

3.   INTANGIBLE ASSETS
The table that follows presents the major components of intangible assets as of September 30, 2017 and December 31, 2016:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of September 30, 2017:
Patents	14	$12,770	$(12,307)	$463
Trademarks/Tradenames	12	117,472	(88,127)	29,345
Customer relationships	13	219,617	(161,654)	57,963
Other	4	5,752	(4,452)	1,300
Total intangible assets	12	$355,611	$(266,540)	$89,071

As of December 31, 2016:
Patents	14	$12,770	$(12,078)	$692
Trademarks/Tradenames	12	117,124	(82,723)	34,401
Customer relationships	13	217,861	(150,310)	67,551
Other	4	5,661	(4,146)	1,515
Total intangible assets	12	$353,416	$(249,257)	$104,159

Amortization expense for the three months ended September 30, 2017 and October 1, 2016 was $5.3 million and $6.4 million, respectively. Amortization expense for the nine months ended September 30, 2017 and October 1, 2016 was $15.9 million and $19.3 million, respectively.
Estimated amortization expense for the fiscal years 2017 through 2021 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2017 (remainder of year)	$5,188
2018	20,280
2019	16,154
2020	11,464
2021	6,718

4.  COMPREHENSIVE INCOME
Comprehensive income, net of tax is comprised of the following:

(Amounts in thousands)	For the three months ended		For the nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income	$27,534	$54,755	$53,756	$68,824
Foreign currency translation adjustment	2,321	(1,258)	4,165	4,099
Unrealized gain (loss) on derivative instruments	(441)	619	(1,417)	(530)
Comprehensive income	$29,414	$54,116	$56,504	$72,393

5.   LONG-TERM DEBT
Long-term debt in the accompanying condensed consolidated balance sheets at September 30, 2017 and December 31, 2016 consists of the following:

(Amounts in thousands)	September 30, 2017	December 31, 2016
Senior secured asset based revolving credit facility	$—	$—
Term Loan due 2021, net of unamortized early tender premium,
discount, and debt issuance costs of $13,845 and $17,854, respectively	241,105	240,321
6.50% Senior notes due 2022, net of unamortized early tender premium,
discount, and debt issuance costs of $43,800 and $49,935, respectively	606,200	600,065
	$847,305	$840,386
Less current portion of long-term debt	(4,300)	(4,300)
	$843,005	$836,086

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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of September 30, 2017, the Company's interest rate on the Term Loan Facility was 4.33%. The effective interest rate for the Term Loan is 8.78% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.
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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2016, the Company's consolidated senior secured debt ratio was 0.93 and as a result no excess cash flow payment under the Term Loan Facility was required in 2017. However, the Company elected on March 10, 2016 and August 4, 2016 to voluntarily prepay $30.0 million on each date on the Term Loan Facility to reduce its outstanding indebtedness. The Company elected on November 4, 2016 to voluntarily prepay an additional $100.0 million on the Term Loan Facility. Finally, the Company elected on November 3, 2017 to voluntarily prepay $40.0 million on the Term Loan Facility to further reduce its outstanding indebtedness bringing the cumulative voluntary 2016 and 2017 Term Loan Facility payments to $200.0 million.
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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter. Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees. As of September 30, 2017, the Company’s interest rate on the ABL Facility was approximately 2.56%. The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0. If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.
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
As of September 30, 2017, Ply Gem Industries had approximately $340.2 million of contractual availability and approximately $305.3 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $9.8 million of letters of credit and priority payables reserves.
Loss on debt modification or extinguishment
During both March and August 2016, the Company made voluntarily payments of $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the Term Loan Facility totaling $60.0 million during the three and nine months ended October 1, 2016. The Company performed an analysis to determine the proper accounting treatment for each of these voluntary payments by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payments. Consequently, the Company recognized a loss on debt modification or extinguishment of approximately $2.3 million and $4.7 million for the three and nine months ended October 1, 2016, respectively, reflecting the proportionate write-off of the related debt discount and debt issuance costs associated with each $30.0 million payment, as summarized in the table below.

(Amounts in thousands)	For the three months ended		For the nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Loss on modification of debt:
Term Loan Facility unamortized discount	$—	$1,797	$—	$3,712
Term Loan Facility unamortized debt issuance costs	—	454	—	938
Total loss on modification or extinguishment of debt	$—	$2,251	$—	$4,650

6.   PENSION PLANS
The Company has two pension plans, the Ply Gem Group Pension Plan and the MW Manufacturers, Inc. Retirement Plan. The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the three months ended		For the nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Service cost	$—	$—	$—	$—
Interest cost	459	486	1,376	1,458
Expected return on plan assets	(546)	(545)	(1,639)	(1,634)
Amortization of loss	351	354	1,052	1,031
Net periodic benefit expense	$264	$295	$789	$855

7.  COMMITMENTS AND CONTINGENCIES
Indemnifications
In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek, Inc. (“Nortek”) in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition. In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable. The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement. A receivable related to this indemnification has been recorded in other long-term assets of approximately $1.1 million and $1.4 million at September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017 and December 31, 2016, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million and $0.5 million, respectively, in current liabilities and $0.7 million and $0.9 million, respectively, in other long-term liabilities in the Company's condensed consolidated balance sheets, consisting of the following:

(Amounts in thousands)	September 30, 2017	December 31, 2016
Product claim liabilities	$138	$138
Multi-employer pension plan withdrawal liability	538	808
Other	440	500
	$1,116	$1,446
Warranty claims
The Company sells a number of products and offers a number of warranties. The specific terms and conditions of these warranties vary depending on the product sold. The Company estimates the costs that may be incurred under their warranties and records a liability for such costs at the time of sale. Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction. The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as necessary. As of September 30, 2017 and December 31, 2016, warranty liabilities of approximately $20.4 million and $19.7 million, respectively, have been recorded in current liabilities and approximately $58.6 million and $57.6 million, respectively, have been recorded in long-term liabilities in the Company's condensed consolidated balance sheets.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the three months ended		For the nine months ended
(Amounts in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Balance, beginning of period	$78,214	$77,313	$77,293	$76,562
Warranty expense during period	6,432	5,074	18,132	15,869
Settlements made during period	(5,577)	(5,635)	(16,356)	(15,679)
Balance, end of period	$79,069	$76,752	$79,069	$76,752
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
MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc., entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), Region III, under Section 3008(h) of the Resource Conservation and Recovery Act ("RCRA"), with respect to its Rocky Mount, Virginia property. During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. During 2012, the EPA approved the Workplan, and MW is currently implementing the Workplan. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.2 million within other long-term liabilities in the Company’s condensed consolidated balance sheets at September 30, 2017 and December 31, 2016. The Company will adjust this environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.
Certain liabilities with respect to this contamination relate to the previous closure of an underground storage tank and were assumed by U.S. Industries, Inc., pursuant to its indemnity obligation under the stock purchase agreement dated August 11, 1995, whereby U.S. Industries, Inc. sold the stock of MW to FPI Acquisition Corp. (“Fenway Partners”). As the successor-in-interest of Fenway Partners, the Company is similarly indemnified by U.S. Industries, Inc. Notwithstanding this indemnity, however, under applicable Federal and State laws, MW, and the Company as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the Company’s ability to seek indemnification from U.S. Industries, Inc. is limited by the terms and limits of the indemnity as well as the strength of U.S. Industries, Inc.’s financial condition, which could change in the future. As of September 30, 2017, no recovery has been recognized in the Company’s condensed consolidated balance sheet, but the Company will actively pursue this indemnity in future periods and will recognize future recoveries in the period in which they become probable.

The State of Nebraska is investigating certain groundwater contamination in northern York, Nebraska, comprised primarily of volatile organic compounds (VOC) (predominantly trichloroethene (TCE)). In December 2013, the EPA announced its proposal to add this groundwater contamination site to the Superfund National Priorities List (NPL) after it was referred to the EPA by the State of Nebraska. Sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska during the first quarter of 2010. In February 2015, the EPA sent a request for information pursuant to Section 104 of the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and Kroy has responded to this request for information. Given the preliminary stage of this matter, the Company has not recorded a liability for this matter in its condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016. Alcan Aluminum Corporation (“Alcan”) has assumed the obligation to indemnify the Company with respect to certain liabilities for environmental contamination of the Kroy facility occurring prior to 1994. Notwithstanding this indemnity, however, under applicable Federal and State laws, Kroy, and Ply Gem as its parent, could be held liable for all or part of the costs associated with the matter under certain circumstances. Moreover, the ability of Kroy and Ply Gem to seek indemnification may be limited by the terms and limits of the indemnity as well as the strength of Alcan’s financial condition, which could change in the future.
The Company is currently involved in environmental proceedings involving Gienow Canada Inc. (f/k/a Ply Gem Canada, Inc.) and Alberta Environment (arising from subsurface contamination discovered at our Calgary, Alberta property) for which the Company has a $0.1 million liability included in its condensed consolidated balance sheets at September 30, 2017 and December 31, 2016, and the Company may in the future be subject to environmental proceedings involving Thermal-Gard, Inc. (arising from groundwater contamination in Punxsutawney, Pennsylvania), Mastic Home Exteriors, Inc. (“MHE”) (relating to a closed landfill site in Sidney, Ohio as well as participating as a potentially responsible party in nine contaminated sites in Indiana, Ohio and South Carolina), and Simonton (relating to closed lagoons and certain contamination in Paris, Illinois as well as certain contamination associated with certain 7-Eleven convenience food stores). Under the stock purchase agreement governing the MHE acquisition, Alcoa Securities Corporation and Alcoa, Inc. are to indemnify the Company for certain environmental liabilities in excess of $2.5 million including liabilities relating to the landfill site in Sidney, Ohio and the nine contaminated sites in Indiana, Ohio and South Carolina. Under the stock purchase agreement governing the Simonton acquisition, Fortune Brands Windows & Doors, Inc., is to indemnify the Company for any environmental claims associated with the 7-Eleven convenience food stores. The Company's ability to seek indemnification or enforce these and other obligations is, however, limited by the strength of the financial condition of the indemnitor or responsible party, which could change in the future, as well as the terms and limits of any such indemnities or obligations.
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
In Anthony Pagliaroni et al. v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by Mastic Home Exteriors, Inc. (“MHE”). The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. The hearing regarding plaintiffs’ motion for class certification was held on March 10, 2015, and the District Court denied plaintiffs’ motion for class certification on September 22, 2015. On October 6, 2015, plaintiffs filed a petition for interlocutory appeal of the denial of class certification to the U.S. Court of Appeals for the First Circuit, and on April 12, 2016, the Court of Appeals denied this petition for appeal. Deceuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify MHE for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. MHE's ability to seek indemnification from Deceuninck is, however, limited by the terms and limits of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.
In re Ply Gem Holdings, Inc. Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s initial public offering ("IPO"). It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. The parties have reached an agreement in principle to settle the matter for approximately $26.0 million and notified the Court of this, which is subject to the finalization of the settlement agreement, Court approval and requests for exclusion by members of the settlement class. The Company accrued the $26.0 million within accrued expenses as of September 30, 2017 in the Company’s condensed consolidated balance sheets, and also recognized an insurance receivable of $25.4 million within other current assets as of September 30, 2017 in the Company’s condensed consolidated balance sheets as certain of its directors' and officers' liability insurance carriers are to fund the majority of the settlement amount with the Company agreeing to pay certain disputed litigation expenses of approximately $0.6 million. The defendants deny all liability in the settlement and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle this matter.
In Raul Carrillo-Hueso and Chec Xiong v. Ply Gem Industries, Inc. and Ply Gem Pacific Windows Corporation, a purported class action filed on November 25, 2015 in the Superior Court of the State of California, County of Alameda, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of, among other things, the defendants’ failure to provide (i) statutorily required meal breaks at the Sacramento, California facility, (ii) accurate wage statements to employees in California, and (iii) all wages due on termination in California. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. On January 7, 2017, the parties agreed to settle this matter for approximately $1.0 million, and on June 29, 2017, the Court granted final approval of the settlement. The Company accrued for this amount in accrued expenses as of December 31, 2016 in the Company's condensed consolidated balance sheets and subsequently paid the settlement during the three and nine months ended September 30, 2017. The Company denies all liability in the settlement and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle this matter.

In Tina Morgan v. Ply Gem Industries, Inc. and Simonton Industries, Inc., a purported class action filed on December 11, 2015 in the Superior Court of the State of California, County of Solano, plaintiff, on behalf of herself and all others similarly situated, alleges damages as a result of, among other things, the defendants’ failure at the Vacaville, California facility to (i) pay overtime wages, (ii) provide statutorily required meal breaks, (iii) provide accurate wage statements, and (iv) pay all wages owed upon termination. The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. On December 9, 2016, the parties agreed to settle this matter for approximately $0.9 million, and on May 22, 2017, the Court granted final approval of the settlement. The Company accrued for this amount in accrued expenses as of December 31, 2016 in the Company's condensed consolidated balance sheets and subsequently paid the settlement during the three months and nine ended September 30, 2017. The Company denies all liability in the settlement and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle this matter.
In Kiefer et al. v. Simonton Building Products, LLC et al., a purported class action filed on October 17, 2016 in the United States District Court for the District of Minnesota, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of, among other things, the defective design and manufacture of certain Simonton windows containing two-pane insulating glass units. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) punitive or other exemplary damages, (iii) pre- and post-judgment interest, and (iv) attorneys' fees and costs of litigation. On April 17, 2017, the District Court granted the defendants’ motion to dismiss the complaint. Plaintiffs filed a notice of appeal and its appellant brief on May 16, 2017 and July 7, 2017, respectively, defendants filed its appellee brief on August 7, 2017, and plaintiffs filed its reply brief on August 21, 2017. The appeal is pending. The damages sought in this action have not yet been quantified.
In Gazzillo et al. v. Ply Gem Industries, Inc. et al., a purported class action filed on September 26, 2017 in the United States District Court for the Northern District of New York, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of, among other things, the defective design and manufacture of certain vinyl siding products. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) punitive or other exemplary damages, (iii) pre- and post-judgment interest, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified.
Other contingencies
The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls. Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned. The Company has used various substances in its products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear. Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated. Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of September 30, 2017.

8.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES
Accrued expenses consist of the following at September 30, 2017 and December 31, 2016:

(Amounts in thousands)	September 30, 2017	December 31, 2016
Insurance	$7,888	$8,297
Employee compensation and benefits	20,762	27,749
Sales and marketing	57,760	59,655
Product warranty	20,431	19,718
Accrued freight	3,452	2,146
Accrued interest	7,336	17,977
Accrued environmental liability	453	434
Accrued pension	1,753	1,753
Accrued sales returns and discounts	1,381	1,199
Accrued taxes	5,800	4,966
Litigation accrual	26,849	2,575
Other	27,352	22,546
	$181,217	$169,015
Other long-term liabilities consist of the following at September 30, 2017 and December 31, 2016:

(Amounts in thousands)	September 30, 2017	December 31, 2016
Insurance	$563	$605
Pension liabilities	13,459	13,907
Multi-employer pension withdrawal liability	538	808
Product warranty	58,638	57,575
Long-term product claim liability	138	138
Long-term environmental liability	1,157	1,158
Liabilities for tax uncertainties	4,127	3,925
Litigation accrual	731	731
Other	5,233	7,548
	$84,584	$86,395

Long-term incentive plan
The Company has a long-term incentive plan (“LTIP”) for certain employees. The long-term incentive plan was implemented to retain and incentivize key employees. During the three months ended September 30, 2017 and October 1, 2016, the Company recognized a LTIP expense of $1.3 million and $1.4 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). During the nine months ended September 30, 2017 and October 1, 2016, the Company recognized a LTIP expense of $4.0 million and $4.9 million, respectively, which has been recorded within selling, general, and administrative expenses in the condensed consolidated statements of operations and comprehensive income (loss). The LTIP liability was $7.6 million and $10.0 million as of September 30, 2017 and December 31, 2016, respectively, of which $5.6 million and $6.3 million has been recorded within accrued expenses and $2.0 million and $3.7 million in other long-term liabilities in the condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016, respectively. During the nine months ended September 30, 2017, the Company issued 129,176 shares of its common stock based on a December 30, 2016 closing stock price of $16.25 to settle LTIP awards of $3.3 million. In connection with this settlement, the Company paid $1.2 million to tax authorities on behalf of these employees, which has been recognized as a financing activity in the Company's condensed consolidated statement of cash flows for the nine months ended September 30, 2017.
Other liabilities
During the nine months ended September 30, 2017 and October 1, 2016, the Company made approximately $0.7 million and $0.6 million, in cash payments on restructuring liabilities, respectively. These payments were for a restructuring and integration program implemented in Western Canada and general back office centralization efforts incurred as well as product simplification costs incurred for the entire Windows and Doors segment.

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
For the nine months ended September 30, 2017, the Company's estimated annual effective income tax rate was approximately 40.7%, which varied from the statutory rate primarily due to state income tax expense, valuation allowances, and foreign income taxes. The effective tax rate including discrete items related to unrecognized tax benefits, stock compensation, and adjustments to state income tax rates, was 40.0% for the nine months ended September 30, 2017. The tax expense for the three months ended September 30, 2017 was approximately $17.7 million and the tax benefit for the three months ended October 1, 2016 was approximately $49.1 million. The tax expense for the nine months ended September 30, 2017 was approximately $35.9 million and the tax benefit for the nine months ended October 1, 2016 was approximately $48.6 million.

Valuation allowance
During the three and nine months ended October 1, 2016, the Company determined that a valuation allowance was no longer required against its federal deferred tax assets and a portion of its state deferred tax assets. Therefore, the Company released approximately $50.1 million of its valuation allowance since positive evidence outweighed negative evidence thereby allowing the Company to achieve the “more likely than not” realization threshold. As of October 1, 2016, the Company was no longer in a three-year cumulative pre-tax loss position due to the significant improvement in the Company’s profitability from the housing market recovery. The housing market has experienced steady improvement from a demand perspective over the last several years which has benefited the Company’s financial performance and profitability for both new construction and repair and remodeling reflected in the Company’s net sales and earnings growth. This annual financial improvement was further evidenced by the Company continuing to have net sales and profitability growth in the Company’s second and third quarters which are traditionally the Company’s strongest financial quarters based on seasonality. Finally, the consensus expectation and outlook for both new construction and repair and remodeling both showed positive growth rates over the next few years which would result in future forecasted profitability for the Company. Based on the preponderance of these positive factors, the valuation allowance was released during the three and nine months ended October 1, 2016. The valuation allowance release is reflected within our provision (benefit) for income taxes in the accompanying condensed consolidated statement of operations and comprehensive income (loss) during the three and nine months ended October 1, 2016.
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
Unrecognized tax benefits
Despite the Company’s belief that its tax return positions are consistent with applicable tax laws, the Company believes that certain positions could be challenged by taxing authorities. The Company’s tax reserves reflect the difference between the tax benefit claimed on tax returns and the amount recognized in the condensed consolidated financial statements. These reserves have been established based on management’s assessment as to potential exposure attributable to permanent differences and interest and penalties applicable to both permanent and temporary differences. The tax reserves are reviewed periodically and adjusted in light of changing facts and circumstances, such as progress of tax audits, lapse of applicable statutes of limitations and changes in tax law. The Company is currently under examination by various taxing authorities. During the nine months ended September 30, 2017, the tax reserves increased by approximately $0.2 million. The increase is primarily related to new unrecognized tax benefits and interest expense related to unrecognized tax benefits, partially offset by the lapse of applicable statutes of limitation on certain unrecognized tax benefits.
The liability for unrecognized tax benefits as of September 30, 2017 was approximately $4.1 million and is recorded in other long-term liabilities in the accompanying condensed consolidated balance sheet. The corresponding amount of gross unrecognized tax benefit was approximately $16.5 million. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets related to net operating losses in accordance with ASC 740 in addition to accrued penalties and interest.
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

The Company estimates that the total anticipated amount of future payments under the Tax Receivable Agreement could be up to approximately $84.0 million assuming no material changes in the relevant tax law, that the Company earns sufficient taxable income to utilize the net operating loss carry forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events including but not limited to tax law changes or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability.
As of September 30, 2017, the Company estimates the TRA liability to be approximately $79.7 million with the remaining $4.3 million estimated for the state NOLs associated with the Tax Receivable Agreement, which have a valuation allowance. Future changes in the Company's state valuation allowance position, including the reversal of all or a portion of the Company's remaining state valuation allowance, may increase the TRA liability up to the $84.0 million estimate as the Company at that point in time will project future taxable income beyond the current fiscal year for certain state income tax purposes.
As of September 30, 2017 and December 31, 2016, the Company had a long-term liability of approximately $54.3 million and a current liability of $25.4 million, for the amount due pursuant to the Tax Receivable Agreement. The Company recognized a $0.0 million and $42.2 million expense for this liability during the three months ended September 30, 2017 and October 1, 2016, respectively. The Company recognized a $0.0 million and $60.6 million expense for this liability during the nine months ended September 30, 2017 and October 1, 2016, respectively. The remaining liability of $4.3 million will be recognized as the state valuation allowances are released in future years.
Other
As of September 30, 2017, the Company has not established U.S. deferred taxes on unremitted earnings of the Company’s foreign subsidiaries. Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently reinvested.

10.   STOCK-BASED COMPENSATION
A rollforward of stock options outstanding during the nine months ended September 30, 2017 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)
Balance at January 1, 2017	2,495,533	$13.96	4.35
Granted	—	—	—
Exercised	(60,353)	12.35	—
Forfeited or expired	—	—	—
Balance at September 30, 2017	2,435,180	$14.00	3.65
As of September 30, 2017, 2,313,047 options were 100% vested.  At September 30, 2017, the Company had approximately $0.3 million of total unrecognized compensation expense that will be recognized over a weighted average period of 0.60 years.  The Company recorded compensation expense of $0.1 million and $0.1 million for the three months ended September 30, 2017 and October 1, 2016, respectively, and $0.4 million and $0.6 million for the nine months ended September 30, 2017 and October 1, 2016, respectively, related to stock option grants.
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
During December 2016, the Company issued an aggregate of 19,420 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares will vest over the 2017 calendar year and the Company will expense these items as compensation expense ratably during 2017. During the three and nine months ended September 30, 2017, the Company expensed approximately $0.1 million and $0.2 million, related to these grants in selling, general, and administrative expenses within the condensed consolidated statement of operations and comprehensive income (loss).

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

Following is a summary of the Company’s segment information:

(Amounts in thousands)	For the three months ended		For the nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net sales
Siding, Fencing and Stone	$278,179	$258,924	$732,609	$679,711
Windows and Doors	286,484	271,468	806,836	769,840
	$564,663	$530,392	$1,539,445	$1,449,551
Operating earnings (loss)
Siding, Fencing and Stone	$48,127	$54,853	$115,529	$126,531
Windows and Doors	20,251	18,911	46,405	35,662
Unallocated	(6,477)	(5,755)	(22,108)	(22,426)
	$61,901	$68,009	$139,826	$139,767

	Total assets as of
	September 30, 2017	December 31, 2016
Total assets
Siding, Fencing and Stone	$760,642	$691,930
Windows and Doors	530,527	509,055
Unallocated	62,952	56,756
	$1,354,121	$1,257,741

12.  RELATED PARTY TRANSACTIONS
During March 2015, the Company entered into retention agreements with the Company's Chief Executive Officer and Chief Financial Officer for $3.0 million and $1.3 million, respectively. These retention agreements incentivize these individuals for three years and will require the Company to make cumulative payments of $4.3 million on December 31, 2017, if both individuals remain employed in their current positions on that date. As of September 30, 2017 and December 31, 2016, these retention payments have been accrued at $3.9 million and $2.8 million, respectively, in accrued expenses and other long-term liabilities, respectively, in the Company's condensed consolidated balance sheets.

13.   GUARANTOR/NON-GUARANTOR
The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries. Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of September 30, 2017 and December 31, 2016, and for the three and nine months ended September 30, 2017 and October 1, 2016. The non-guarantor information presented represents our Canadian subsidiaries: Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended September 30, 2017
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$496,437	$68,226	$—	$564,663
Cost of products sold	—	—	383,042	49,655	—	432,697
Gross profit	—	—	113,395	18,571	—	131,966
Operating expenses:
Selling, general and administrative expenses	—	6,477	45,936	12,311	—	64,724
Intercompany administrative charges	—	—	7,017	1,181	(8,198)	—
Amortization of intangible assets	—	—	4,231	1,110	—	5,341
Total operating expenses	—	6,477	57,184	14,602	(8,198)	70,065
Operating earnings (loss)	—	(6,477)	56,211	3,969	8,198	61,901
Foreign currency gain	—	—	—	810	—	810
Intercompany interest	—	14,224	(14,040)	(184)	—	—
Interest expense	—	(17,545)	—	—	—	(17,545)
Interest income	—	9	11	7	—	27
Intercompany administrative income	—	8,198	—	—	(8,198)	—
Income (loss) before equity in subsidiaries' income	—	(1,591)	42,182	4,602	—	45,193
Equity in subsidiaries' income	27,534	29,125	—	—	(56,659)	—
Income before provision for income taxes	27,534	27,534	42,182	4,602	(56,659)	45,193
Provision for income taxes	—	—	16,975	684	—	17,659
Net income	$27,534	$27,534	$25,207	$3,918	$(56,659)	$27,534

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	2,321	—	2,321
Unrealized loss on derivative instruments	—	—	—	(441)	—	(441)
Total comprehensive income	$27,534	$27,534	$25,207	$5,798	$(56,659)	$29,414

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
Three months ended October 1, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$472,592	$57,800	$—	$530,392
Cost of products sold	—	—	351,261	42,331	—	393,592
Gross profit	—	—	121,331	15,469	—	136,800
Operating expenses:
Selling, general and administrative expenses	—	5,755	45,034	11,573	—	62,362
Intercompany administrative charges	—	—	7,932	1,635	(9,567)	—
Amortization of intangible assets	—	—	5,360	1,069	—	6,429
Total operating expenses	—	5,755	58,326	14,277	(9,567)	68,791
Operating earnings (loss)	—	(5,755)	63,005	1,192	9,567	68,009
Foreign currency loss	—	—	—	(111)	—	(111)
Intercompany interest	—	15,927	(14,854)	(1,073)	—	—
Interest expense	—	(17,815)	—	—	—	(17,815)
Interest income	—	2	4	4	—	10
Loss on modification or extinguishment of debt	—	(2,251)	—	—	—	(2,251)
Tax receivable agreement liability adjustment	—	(42,215)	—	—	—	(42,215)
Intercompany administrative income	—	9,567	—	—	(9,567)	—
Income (loss) before equity in subsidiaries' income	—	(42,540)	48,155	12	—	5,627
Equity in subsidiaries' income	54,755	97,295	—	—	(152,050)	—
Income before benefit for income taxes	54,755	54,755	48,155	12	(152,050)	5,627
Benefit for income taxes	—	—	(49,083)	(45)	—	(49,128)
Net income	$54,755	$54,755	$97,238	$57	$(152,050)	$54,755

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(1,258)	—	(1,258)
Unrealized gain on derivative instruments	—	—	—	619	—	619
Total comprehensive income (loss)	$54,755	$54,755	$97,238	$(582)	$(152,050)	$54,116

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended September 30, 2017
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Net sales	$—	$—	$1,374,904	$164,541	$—	$1,539,445
Cost of products sold	—	—	1,057,483	123,583	—	1,181,066
Gross profit	—	—	317,421	40,958	—	358,379
Operating expenses:
Selling, general and administrative expenses	—	22,108	146,040	34,462	—	202,610
Intercompany administrative charges	—	—	31,126	3,019	(34,145)	—
Amortization of intangible assets	—	—	12,667	3,276	—	15,943
Total operating expenses	—	22,108	189,833	40,757	(34,145)	218,553
Operating earnings (loss)	—	(22,108)	127,588	201	34,145	139,826
Foreign currency gain	—	—	—	1,582	—	1,582
Intercompany interest	—	42,657	(39,739)	(2,918)	—	—
Interest expense	—	(51,830)	—	—	—	(51,830)
Interest income	—	21	24	15	—	60
Intercompany administrative income	—	34,145	—	—	(34,145)	—
Income (loss) before equity in subsidiaries' income (loss)	—	2,885	87,873	(1,120)	—	89,638
Equity in subsidiaries' income (loss)	53,756	50,871	—	—	(104,627)	—
Income (loss) before provision (benefit) for income taxes	53,756	53,756	87,873	(1,120)	(104,627)	89,638
Provision (benefit) for income taxes	—	—	36,339	(457)	—	35,882
Net income (loss)	$53,756	$53,756	$51,534	$(663)	$(104,627)	$53,756

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	4,165	—	4,165
Unrealized loss on derivative instruments	—	—	—	(1,417)	—	(1,417)
Total comprehensive income	$53,756	$53,756	$51,534	$2,085	$(104,627)	$56,504

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
For the nine months ended October 1, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,299,760	$149,791	$—	$1,449,551
Cost of products sold	—	—	975,801	114,960	—	1,090,761
Gross profit	—	—	323,959	34,831	—	358,790
Operating expenses:
Selling, general and administrative expenses	—	22,426	142,325	34,994	—	199,745
Intercompany administrative charges	—	—	26,341	3,857	(30,198)	—
Amortization of intangible assets	—	—	15,997	3,281	—	19,278
Total operating expenses	—	22,426	184,663	42,132	(30,198)	219,023
Operating earnings (loss)	—	(22,426)	139,296	(7,301)	30,198	139,767
Foreign currency gain	—	—	—	728	—	728
Intercompany interest	—	47,788	(44,889)	(2,899)	—	—
Interest expense	—	(55,040)	—	(1)	—	(55,041)
Interest income	—	5	10	14	—	29
Loss on modification or extinguishment of debt	—	(4,650)	—	—	—	(4,650)
Tax receivable agreement liability adjustment	—	(60,606)	—	—	—	(60,606)
Intercompany administrative income	—	30,198	—	—	(30,198)	—
Income (loss) before equity in subsidiaries' income (loss)	—	(64,731)	94,417	(9,459)	—	20,227
Equity in subsidiaries' income (loss)	68,824	133,555	—	—	(202,379)	—
Income (loss) before benefit for income taxes	68,824	68,824	94,417	(9,459)	(202,379)	20,227
Benefit for income taxes	—	—	(48,448)	(149)	—	(48,597)
Net income (loss)	$68,824	$68,824	$142,865	$(9,310)	$(202,379)	$68,824

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	4,099	—	4,099
Unrealized loss on derivative instrument	—	—	—	(530)	—	(530)
Total comprehensive income (loss)	$68,824	$68,824	$142,865	$(5,741)	$(202,379)	$72,393

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2017
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$28,724	$(12,232)	$11,905	$—	$28,397
Accounts receivable, net	—	—	271,255	37,327	—	308,582
Inventories:
Raw materials	—	—	80,515	6,323	—	86,838
Work in process	—	—	29,895	2,053	—	31,948
Finished goods	—	—	60,833	16,620	—	77,453
Total inventory	—	—	171,243	24,996	—	196,239
Prepaid expenses and other current assets	—	28,676	20,398	3,491	—	52,565
Total current assets	—	57,400	450,664	77,719	—	585,783
Investments in subsidiaries	65,361	(162,336)	—	—	96,975	—
Property and Equipment, at cost:
Land	—	—	7,553	680	—	8,233
Buildings and improvements	—	518	62,568	4,378	—	67,464
Machinery and equipment	—	3,771	413,746	22,867	—	440,384
Total property and equipment	—	4,289	483,867	27,925	—	516,081
Less accumulated depreciation	—	(870)	(331,267)	(13,070)	—	(345,207)
Total property and equipment, net	—	3,419	152,600	14,855	—	170,874
Other Assets:
Intangible assets, net	—	—	79,149	9,922	—	89,071
Goodwill	—	—	449,366	31,360	—	480,726
Deferred income taxes	—	—	20,476	—	—	20,476
Intercompany note receivable	—	1,139,073	—	—	(1,139,073)	—
Other	—	2,133	5,058	—	—	7,191
Total other assets	—	1,141,206	554,049	41,282	(1,139,073)	597,464
	$65,361	$1,039,689	$1,157,313	$133,856	$(1,042,098)	$1,354,121

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$372	$76,606	$16,896	$—	$93,874
Accrued expenses	—	40,376	119,062	21,779	—	181,217
Current portion of payable to related parties pursuant to tax receivable agreement	—	25,383	—	—	—	25,383
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	70,431	195,668	38,675	—	304,774
Deferred income taxes	—	—	—	2,061	—	2,061
Intercompany note payable	—	—	1,017,283	121,790	(1,139,073)	—
Long-term portion of payable to related parties pursuant to tax receivable agreement	—	54,336	—	—	—	54,336
Other long-term liabilities	—	6,556	72,228	5,800	—	84,584
Long-term debt	—	843,005	—	—	—	843,005
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	685	685	—	—	(685)	685
Additional paid-in-capital	754,879	754,879	258,904	17,592	(1,031,375)	754,879
Accumulated deficit	(659,661)	(659,661)	(371,088)	(36,975)	1,067,724	(659,661)
Accumulated other comprehensive loss	(30,542)	(30,542)	(15,682)	(15,087)	61,311	(30,542)
Total stockholders' equity (deficit)	65,361	65,361	(127,866)	(34,470)	96,975	65,361
	$65,361	$1,039,689	$1,157,313	$133,856	$(1,042,098)	$1,354,121

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$50,035	$(10,918)	$12,480	$—	$51,597
Accounts receivable, net	—	—	189,983	19,936	—	209,919
Inventories:
Raw materials	—	—	63,829	5,810	—	69,639
Work in process	—	—	23,007	1,614	—	24,621
Finished goods	—	—	54,346	13,350	—	67,696
Total inventory	—	—	141,182	20,774	—	161,956
Prepaid expenses and other current assets	—	1,276	21,940	3,634	—	26,850
Total current assets	—	51,311	342,187	56,824	—	450,322
Investments in subsidiaries	4,106	(231,236)	—	—	227,130	—
Property and Equipment, at cost:
Land	—	—	7,487	762	—	8,249
Buildings and improvements	—	510	63,000	4,441	—	67,951
Machinery and equipment	—	1,675	392,068	19,822	—	413,565
Total property and equipment	—	2,185	462,555	25,025	—	489,765
Less accumulated depreciation	—	(665)	(312,759)	(10,785)	—	(324,209)
Total property and equipment, net	—	1,520	149,796	14,240	—	165,556
Other Assets:
Intangible assets, net	—	—	91,748	12,411	—	104,159
Goodwill	—	—	449,366	29,148	—	478,514
Deferred income taxes	—	—	50,347	—	—	50,347
Intercompany note receivable	—	1,135,073	—	—	(1,135,073)	—
Other	—	3,925	4,918	—	—	8,843
Total other assets	—	1,138,998	596,379	41,559	(1,135,073)	641,863
	$4,106	$960,593	$1,088,362	$112,623	$(907,943)	$1,257,741

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$377	$64,206	$10,815	$—	$75,398
Accrued expenses	—	29,812	124,723	14,480	—	169,015
Current portion of payable to related parties pursuant to tax receivable agreement	—	25,383	—	—	—	25,383
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	59,872	188,929	25,295	—	274,096
Deferred income taxes	—	—	—	2,722	—	2,722
Intercompany note payable	—	—	1,026,657	108,416	(1,135,073)	—
Long-term portion of payable to related parties pursuant to tax receivable agreement	—	54,336	—	—	—	54,336
Other long-term liabilities	—	6,193	74,835	5,367	—	86,395
Long-term debt	—	836,086	—	—	—	836,086
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	683	683	—	—	(683)	683
Additional paid-in-capital	751,452	751,452	236,242	26,464	(1,014,158)	751,452
Accumulated deficit	(714,737)	(714,737)	(422,622)	(36,312)	1,173,671	(714,737)
Accumulated other comprehensive loss	(33,292)	(33,292)	(15,679)	(19,329)	68,300	(33,292)
Total stockholders' equity (deficit)	4,106	4,106	(202,059)	(29,177)	227,130	4,106
	$4,106	$960,593	$1,088,362	$112,623	$(907,943)	$1,257,741

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2017
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$53,756	$53,756	$51,534	$(663)	$(104,627)	$53,756
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	204	34,388	5,200	—	39,792
Non-cash restructuring costs	—	—	1,198	—	—	1,198
Non-cash interest expense, net	—	10,595	—	—	—	10,595
Gain on foreign currency transactions	—	—	—	(1,582)	—	(1,582)
Non-cash litigation expense	—	650	—	—	—	650
Stock based compensation	—	585	—	—	—	585
Deferred income taxes	—	—	31,182	(757)	—	30,425
Increase in tax uncertainty,
net of valuation allowance	—	—	202	—	—	202
Equity in subsidiaries' net income (loss)	(53,756)	(50,871)	—	—	104,627	—
Gain on sale of building	—	—	—	(1,880)	—	(1,880)
Other	—	—	(75)	—	—	(75)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(82,760)	(15,181)	—	(97,941)
Inventories	—	—	(31,637)	(2,526)	—	(34,163)
Prepaid expenses and other assets	—	(641)	990	(453)	—	(104)
Accounts payable	—	(5)	23,740	(5,020)	—	18,715
Accrued expenses	—	(11,685)	4,140	(5,900)	—	(13,445)
Cash payments on restructuring liabilities	—	—	(693)	—	—	(693)
Other	—	—	—	(237)	—	(237)
Net cash provided by (used in)
operating activities	—	2,588	32,209	(28,999)	—	5,798
Cash flows from investing activities:
Capital expenditures	—	(2,128)	(24,696)	(1,753)	—	(28,577)
Proceeds from sale of assets	—	—	80	2,359	—	2,439
Net cash provided by (used in)
investing activities	—	(2,128)	(24,616)	606	—	(26,138)
Cash flows from financing activities:
Payments on long-term debt	—	(3,225)	—	—	—	(3,225)
Payments to tax authority for employee stock based compensation	—	(1,186)	—	—	—	(1,186)
Proceeds from exercises of employee stock options	—	745	—	—	—	745
Proceeds from intercompany
investment	—	(18,105)	(8,907)	27,012	—	—
Net cash provided by (used in)
financing activities	—	(21,771)	(8,907)	27,012	—	(3,666)
Impact of exchange rate movements on cash	—	—	—	806	—	806
Net decrease in cash and cash equivalents	—	(21,311)	(1,314)	(575)	—	(23,200)
Cash and cash equivalents at the
beginning of the period	—	50,035	(10,918)	12,480	—	51,597
Cash and cash equivalents at the end
of the period	$—	$28,724	$(12,232)	$11,905	$—	$28,397

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended October 1, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating activities:
Net income (loss)	$68,824	$68,824	$142,865	$(9,310)	$(202,379)	$68,824
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	117	37,271	5,078	—	42,466
Non-cash restructuring expense	—	—	—	491	—	491
Non-cash interest expense, net	—	10,143	—	—	—	10,143
Gain on foreign currency transactions	—	—	—	(728)	—	(728)
Loss on modification or extinguishment of debt	—	4,650	—	—	—	4,650
Stock based compensation	—	808	—	—	—	808
Deferred income taxes	—	—	(52,908)	(172)	—	(53,080)
Tax receivable agreement liability adjustment	—	60,606	—	—	—	60,606
Increase in tax uncertainty,
net of valuation allowance	—	—	190	—	—	190
Equity in subsidiaries' net income (loss)	(68,824)	(133,555)	—	—	202,379	—
Other	—	—	(43)	—	—	(43)
Changes in operating assets and liabilities:
Accounts receivable, net	—	—	(83,042)	(5,408)	—	(88,450)
Inventories	—	—	(17,538)	145	—	(17,393)
Prepaid expenses and other assets	—	(985)	(1,734)	538	—	(2,181)
Accounts payable	—	9	14,062	1,835	—	15,906
Accrued expenses	—	(13,174)	15,424	(4,183)	—	(1,933)
Cash payments on restructuring liabilities	—	—	(112)	(491)	—	(603)
Other	—	—	—	318	—	318
Net cash provided by (used in)
operating activities	—	(2,557)	54,435	(11,887)	—	39,991
Cash flows from investing activities:
Capital expenditures	—	(1,262)	(22,959)	(2,193)	—	(26,414)
Proceeds from sale of assets	—	—	59	102	—	161
Net cash used in
investing activities	—	(1,262)	(22,900)	(2,091)	—	(26,253)
Cash flows from financing activities:
Payments on long-term debt	—	(63,225)	—	—	—	(63,225)
Proceeds from exercises of employee stock options	—	689	—	—	—	689
Proceeds from intercompany
investment	—	34,262	(36,807)	2,545	—	—
Net cash provided by (used in)
financing activities	—	(28,274)	(36,807)	2,545	—	(62,536)
Impact of exchange rate movement on cash	—	—	—	2,066	—	2,066
Net decrease in cash and cash equivalents	—	(32,093)	(5,272)	(9,367)	—	(46,732)
Cash and cash equivalents at the
beginning of the period	—	94,692	(4,944)	19,677	—	109,425
Cash and cash equivalents at the end
of the period	$—	$62,599	$(10,216)	$10,310	$—	$62,693

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

Overview
We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing and Stone and (ii) Windows and Doors, which comprised approximately 49% and 51% of our net sales, respectively, for the three months ended September 30, 2017. These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer, roofing, and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada. Vinyl building products have the leading share of sales volume in siding and windows in the United States. We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products. We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.
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

	For the three months ended		For the nine months ended
(Amounts in thousands)	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales
Siding, Fencing and Stone	$278,179	$258,924	$732,609	$679,711
Windows and Doors	286,484	271,468	806,836	769,840
Operating earnings (loss)
Siding, Fencing and Stone	48,127	54,853	115,529	126,531
Windows and Doors	20,251	18,911	46,405	35,662
Unallocated	(6,477)	(5,755)	(22,108)	(22,426)
Foreign currency gain (loss)
Siding, Fencing and Stone	75	58	318	261
Windows and Doors	735	(169)	1,264	467
Interest income (expense), net
Siding, Fencing and Stone	10	6	20	16
Windows and Doors	8	2	19	7
Unallocated	(17,536)	(17,813)	(51,809)	(55,035)
Income tax (provision) benefit
Unallocated	(17,659)	49,128	(35,882)	48,597
Tax Receivable Agreement liability adjustment
Unallocated	—	(42,215)	—	(60,606)
Loss on modification or extinguishment of debt
Unallocated	—	(2,251)	—	(4,650)

Net income	$27,534	$54,755	$53,756	$68,824
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

Siding, Fencing and Stone Segment

	For the three months ended
(Amounts in thousands)	September 30, 2017		October 1, 2016
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$278,179	100.0%	$258,924	100.0%
Gross profit	71,779	25.8%	80,760	31.2%
SG&A expense	21,391	7.7%	22,562	8.7%
Amortization of intangible assets	2,261	0.8%	3,345	1.3%
Operating earnings	48,127	17.3%	54,853	21.2%
Currency transaction gain	75	—%	58	—%
Net Sales
Net sales for the three months ended September 30, 2017 increased $19.3 million or 7.4% compared to the three months ended October 1, 2016. The 7.4% net sales increase was driven by a $15.4 million or 6.5% net sales increase for the U.S. market and a net sales increase of $3.9 million or 17.0% for the Canadian market. In the U.S. market, the 6.5% net sales increase resulted from improved U.S. market demand for our products, new business wins, and higher average selling prices, which increased in response to higher material costs. The favorable U.S. demand conditions increased our vinyl siding unit sales 6.2% during the three months ended September 30, 2017 compared to the three months ended October 1, 2016. Our average selling prices increased 1.1% in response to higher commodity costs resulting in increased net sales of approximately $3.7 million during the three months ended September 30, 2017 compared to the three months ended October 1, 2016. Overall, we achieved the 6.5% net sales increase in the U.S. market from improved volume, price, and market share gains that were partially offset by inventory buybacks of $0.6 million related to new business wins during the three months ended September 30, 2017. In Canada, we achieved the 17.0% net sales increase from increased unit volume sales of 4.9% for our vinyl siding products in Canada, higher average selling prices of 2.5%, and a favorable foreign currency impact of $1.1 million. Our improved net sales in the Canadian market continues to reflect the stabilization in the Canadian market despite the challenging conditions that currently exist in Canada from the significant decline in energy prices that have stymied housing and economic development particularly in Western Canada for the last several years.
Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, single family housing starts commencing in the period from March 2017 to June 2017 directly impacts the demand for our products for the three months ended September 30, 2017. According to the U.S. Census Bureau, single family housing starts increased 9.0% during this lag affected time period reflecting these improved market conditions. Specifically, the heavy vinyl siding geographic areas in the Northeast decreased 2.7% while the Midwest increased 6.5% during this period. In addition to the new construction market improvement, remodeling activity, according to the Leading Indicator of Remodeling Activity (“LIRA”), reflected the 2017 third quarter trailing twelve months increasing 6.6% compared to the 2016 period. However, due to the relative high dollar value or “big ticket” nature of our replacement products, we believe that true remodeling market demand for our big ticket exterior products actually increased approximately 3.0%. Since our Siding, Fencing, and Stone segment is heavily weighted to the repair and remodeling market, we estimate the weighted average U.S. market increase to be 5.1% for the three months ended September 30, 2017, which our 6.2% vinyl siding unit net sales increase outperformed in the U.S. for the three months ended September 30, 2017. Our 6.2% vinyl siding unit sales exceeded the market indicators as reported by the Vinyl Siding Institute which reported that U.S. vinyl siding industry shipments increased 5.4% during the period. The improved U.S. and Canadian market conditions accounted for the majority of the 7.4% net sales increase achieved during the three months ended September 30, 2017, however our sales also benefited from new business wins.
For the three months ended September 30, 2017 and October 1, 2016, the percentage of net sales in vinyl siding and metal accessories represented approximately 57.4% and 25.3% and 59.4% and 23.3%, respectively, with our net sales of other products comprising approximately 17.3% and 17.3%, respectively.

Gross Profit
Gross profit for the three months ended September 30, 2017 decreased $9.0 million or 11.1% compared to the three months ended October 1, 2016. The gross profit decrease resulted from higher raw material input costs that were not fully offset by selling prices, increased freight costs and the near-term negative impact from Hurricanes Harvey and Irma. The increased raw material costs were largely related to aluminum and PVC resin costs which increased 24.0% and 7.7%, respectively, during the three months ended September 30, 2017 relative to the three months ended October 1, 2016. This unfavorable material cost pricing decreased gross profit by approximately $10.8 million during the three months ended September 30, 2017 relative to the three months ended October 1, 2016. Although we were able to partially offset this $10.8 million with selling price increases of $3.7 million that were implemented during the first and second quarters of 2017, our realization from the first quarter of 2017 price increases was below expectations due to timing and market acceptance and, as a result, we announced additional price increases during the second quarter of 2017. These additional price increases are expected to improve gross margins during the latter portion of 2017 and into 2018. While historically we have successfully demonstrated our ability to pass along these material cost increases to customers, which enables our gross margins to be remain relatively stable over an annualized period, our gross profit margins may be compressed during periods of rising raw material costs and expand as our selling price increases take effect or material inflation abates. In addition to the higher material costs, we also incurred increased freight expenses during the three months ended September 30, 2017 of $2.2 million as well as higher operating costs relative to the three months ended October 1, 2016 that negatively impacted our gross profit. Furthermore, we incurred unfavorable mix from the $10.0 million increase in metal sales during the three months ended September 30, 2017 compared to the three months ended October 1, 2016, which carry lower gross profit margins than vinyl sales.
Hurricanes Harvey and Irma negatively impacted our third quarter results by approximately $1.1 million and we expect this to have a continued negative impact through the remainder of 2017. Hurricane Harvey’s torrential rainfall and flooding of the Houston, Texas area negatively impacted our raw material sourcing costs as two of the four domestic PVC resin suppliers declared “force majeure”. In addition, we incurred higher freight charges related to moving our existing supply of PVC resin between our plants because of the temporary PVC resin shortage in the Houston chemical market which supplies a significant percentage of the total U.S. PVC resin market. Since Hurricanes Harvey and Irma occurred on August 24th and September 10th, respectively, the negative impact from these storms commenced during the three months ended September 30, 2017 but the negative impact on our gross profit will increase during our fourth quarter from continued negative raw material pricing, sourcing and freight costs.
As a percentage of net sales, gross profit decreased from 31.2% for the three months ended October 1, 2016 to 25.8% for the three months ended September 30, 2017. The 540 basis point decrease for the three months ended September 30, 2017 resulted from increased raw material costs primarily for aluminum and PVC resin that were not fully offset during the period by increased selling prices. In addition, our gross profit margins were negatively impacted by Hurricanes Harvey and Irma as well as higher operating and freight costs during the three months ended September 30, 2017.
Selling, general and administrative expenses
SG&A expense for the three months ended September 30, 2017 decreased $1.2 million or 5.2% compared to the three months ended October 1, 2016. The SG&A expense decrease resulted from lower management incentive compensation expense of $1.3 million incurred during the three months ended September 30, 2017 compared to the three months ended October 1, 2016. As a percentage of net sales, SG&A expense decreased 100 basis points from 8.7% for the three months ended October 1, 2016 to 7.7% for the three months ended September 30, 2017 as a result of the lower compensation expense and improved operating leverage related to the net sales increase.
Amortization of intangible assets
Amortization expense for the three months ended September 30, 2017 decreased $1.1 million or 32.4% compared to the three months ended October 1, 2016 due to certain customer relationship intangible assets becoming fully amortized during the year ended December 31, 2016. As a percentage of net sales, amortization expense decreased to 0.8% for the three months ended September 30, 2017 from 1.3% for the three months ended October 1, 2016.

	For the nine months ended
(Amounts in thousands)	September 30, 2017		October 1, 2016
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$732,609	100.0%	$679,711	100.0%
Gross profit	190,773	26.0%	204,771	30.1%
SG&A expense	68,537	9.4%	68,219	10.0%
Amortization of intangible assets	6,707	0.9%	10,021	1.5%
Operating earnings	115,529	15.8%	126,531	18.6%
Currency transaction gain	318	—%	261	—%
Net Sales
Net sales for the nine months ended September 30, 2017 increased $52.9 million or 7.8% compared to the nine months ended October 1, 2016. The 7.8% net sales increase was driven by a $47.6 million or 7.6% net sales increase for the U.S. market and a net sales increase of $5.3 million or 9.4% for the Canadian market despite having one less shipping day during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 due to the timing of our fiscal calendar which lowered net sales $2.6 million. In the U.S. market, the 7.6% net sales increase resulted from improved U.S. market demand for our products, new business wins, and higher average selling prices, which increased in response to higher material costs. The favorable U.S. demand factors increased our vinyl siding unit sales by 5.7% during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. Our average selling prices increased 0.7% in response to higher commodity costs resulting in increased net sales of approximately $9.6 million during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. Overall, we achieved the 7.6% net sales increase in the U.S. market from improved volume, price, and market share gains that were partially offset by inventory buybacks of $1.8 million related to new business wins during the nine months ended September 30, 2017. In Canada, we achieved the 9.4% net sales increase from increased unit volume sales of 4.7% for our vinyl siding products in Canada and a favorable foreign currency impact of $0.9 million. Our improved net sales in the Canadian market continues to reflect the stabilization in the Canadian market despite the challenging conditions that currently exist in Canada from the significant decline in energy prices that have stymied housing and economic development particularly in Western Canada for the last several years.
Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, single family housing starts commencing in the period from September 2016 to June 2017 directly impacts the demand for our products for the nine months ended September 30, 2017. According to the U.S. Census Bureau, single family housing starts increased 8.4% during this lag affected time period reflecting these improved market conditions. Specifically, the heavy vinyl siding geographic areas in the Northeast increased 1.2% while the Midwest increased 9.4% during this period. In addition to the new construction market improvement, remodeling activity, according to the LIRA, reflected the 2017 third quarter trailing twelve months increasing 6.6% compared to the 2016 period. However, due to the relative high dollar value or “big ticket” nature of our replacement products, we believe that true remodeling market demand for our big ticket exterior products actually increased approximately 3.0%. Since our Siding, Fencing, and Stone segment is heavily weighted to the repair and remodeling market, we estimate the weighted average U.S. market increase to be 4.9% for the nine months ended September 30, 2017, which we exceeded with our 5.7% vinyl siding unit net sales increase in the U.S. for the nine months ended September 30, 2017. Our 5.7% vinyl siding unit sales increase also exceeded the market indicators as reported by the Vinyl Siding Institute which reported that U.S. vinyl siding industry shipments increased 4.5% during the period. The improved U.S. and Canadian market conditions accounted for the majority of the 7.8% net sales increase achieved during the nine months ended September 30, 2017, however our sales also benefited from new business wins which we believe is demonstrated by the improvement in our U.S. market position in vinyl siding, which increased from 39.5% to 39.9% for the comparable nine month period, while our share of the Canadian vinyl siding market improved from 31.6% to 32.6% for the comparable nine month period.
For the nine months ended September 30, 2017 and October 1, 2016, the percentage of net sales in vinyl siding and metal accessories represented approximately 57.2% and 25.1% and 58.4% and 24.3%, respectively, with our net sales of other products comprising approximately 17.7% and 17.3%, respectively.

Gross Profit
Gross profit for the nine months ended September 30, 2017 decreased $14.0 million or 6.8% compared to the nine months ended October 1, 2016. The gross profit decrease resulted from higher raw material input costs that were not fully offset by increases in average selling prices, higher freight costs and the near-term negative impact of Hurricanes Harvey and Irma. The increased raw materials were largely related to aluminum and PVC resin which increased 21.9% and 10.3%, respectively, during the nine months ended September 30, 2017 relative to the nine months ended October 1, 2016. This unfavorable material cost pricing decreased gross profit by approximately $24.9 million during the nine months ended September 30, 2017 relative to the nine months ended October 1, 2016. Although we were able to partially offset this $24.9 million with selling price increases of $9.6 million that were implemented during the first and second quarters of 2017, our realization from the early price increases was below expectations due to timing and market acceptance and, as a result, we announced additional price increases during the second quarter of 2017. These additional price increases are expected to improve gross margins during the latter portion of 2017 and into 2018. While historically we have successfully demonstrated our ability to pass along these material cost increases to customers, which enables our gross margins to be remain relatively stable over an annualized period, our gross profit margins may be compressed during periods of rising raw material costs and expand as our selling price increases take effect or material inflation abates. In addition to the higher material costs, we also incurred increased freight expenses during the nine months ended September 30, 2017 of $3.0 million as well as higher operating costs relative to the nine months ended October 1, 2016 that negatively impacted our gross profit. Furthermore, we incurred unfavorable mix from the $19.1 million increase in metal sales during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016, which carry lower gross profit margins than vinyl sales. The negative trends within gross profit were partially offset by improved operating metrics within our Canadian business which had higher gross profit of $1.3 million for the nine months ended September 30, 2017 as compared to the nine months ended October 1, 2016, which can be attributed to higher average selling prices, improved market conditions within Canada that led to unit volume increases, and favorable foreign currency rates.
In addition to the higher material, operating, and freight costs as well as unfavorable product mix, we were also negatively impacted by Hurricanes Harvey and Irma by approximately $1.1 million during the nine months ended September 30, 2017. Hurricane Harvey’s torrential rainfall and flooding of the Houston, Texas area negatively impacted our raw material sourcing with two of the four domestic PVC resin producers declaring “force majeure”. In addition, we incurred higher freight charges related to moving our existing supply of PVC resin between our plants because of the temporary PVC resin shortage in the Houston chemical market which supplies a significant percentage of the total U.S. PVC resin market. Since Hurricanes Harvey and Irma occurred on August 24th and September 10th, respectively, the negative impact from these storms commenced during the later portion of our nine months ended September 30, 2017 but the negative impact on our gross profit will increase during our fourth quarter from continued negative raw material pricing, sourcing and freight costs. Overall, our gross profit declined during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 despite volume increases and higher average selling prices that were fully offset by higher material, freight, and operating costs.
As a percentage of net sales, gross profit decreased from 30.1% for the nine months ended October 1, 2016 to 26.0% for the nine months ended September 30, 2017. The 410 basis point decrease for the nine months ended September 30, 2017 resulted from increased raw material costs primarily for aluminum and PVC resin that were not fully offset during the period by increased selling prices. In addition, our gross profit margins were unfavorably impacted by Hurricanes Harvey and Irma as well as higher operating and freight costs during the nine months ended September 30, 2017.
Selling, general and administrative expenses
SG&A expense for the nine months ended September 30, 2017 increased $0.3 million or 0.5% compared to the nine months ended October 1, 2016. The $0.3 million SG&A expense increase resulted from $1.7 million in higher selling and marketing expenses related to the 7.8% net sales increase partially offset by lower management compensation expense of $1.4 million for the nine months ended September 30, 2017 as compared to the nine months ended October 1, 2016. As a percentage of net sales, SG&A expense decreased 60 basis points from 10.0% for the nine months ended October 1, 2016 to 9.4% for the nine months ended September 30, 2017 as a result of the lower management compensation expense and improved operating leverage related to the net sales increase.
Amortization of intangible assets
Amortization expense for the nine months ended September 30, 2017 decreased $3.3 million or 33.1% compared to the nine months ended October 1, 2016 due to certain customer relationship intangible assets becoming fully amortized during the year ended December 31, 2016. As a percentage of net sales, amortization expense decreased to 0.9% for the nine months ended September 30, 2017 from 1.5% for the nine months ended October 1, 2016.

Currency transaction gain
The currency transaction gain for the nine months ended September 30, 2017 was $0.3 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction gain for the nine months ended October 1, 2016 was $0.3 million resulting from the fluctuation in the Canadian dollar during the period.

Windows and Doors Segment

	For the three months ended
(Amounts in thousands)	September 30, 2017		October 1, 2016
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$286,484	100.0%	$271,468	100.0%
Gross profit	60,187	21.0%	56,040	20.6%
SG&A expense	36,856	12.9%	34,045	12.5%
Amortization of intangible assets	3,080	1.1%	3,084	1.1%
Operating earnings	20,251	7.1%	18,911	7.0%
Currency transaction gain (loss)	735	0.3%	(169)	(0.1)%
Net Sales
Net sales for the three months ended September 30, 2017 increased $15.0 million or 5.5% compared to the three months ended October 1, 2016. The 5.5% net sales increase resulted from improved U.S. and Canadian market demand conditions, which favorably impacted our new construction and repair and remodeling businesses. For the three months ended September 30, 2017 compared to the three months ended October 1, 2016, our U.S. new construction business increased $6.6 million or 3.8% while our U.S. repair and remodeling business increased $0.8 million or 1.1% due primarily to higher average selling prices of 2.7%. Our Canadian net sales increased $7.6 million or 29.3% for the three months ended September 30, 2017 relative to the three months ended October 1, 2016 due to an improving Western Canadian market which culminated in a unit volume increase of 23.5% and higher average selling prices of 2.2%. Our Western Canada sales have been impacted by depressed market conditions that resulted from the significant decline in energy prices that have stymied housing and economic development in Western Canada, however recently we have begun to see some recovery in those markets.

The net sales increase for the U.S. market can be attributed to improved market conditions as evidenced by the U.S. Census Bureau reporting that single family housing starts increased 9.0% during the lag effected period which resulted in higher net sales for our new construction business. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore single family starts commencing in the period from March 2017 to June 2017 directly impacts the demand for our products for the three months ended September 30, 2017. For the repair and remodeling business, LIRA reported that the 2017 trailing twelve months increased 6.6% compared to the 2016 period creating a favorable demand environment. However, due to the relative high dollar value or “big ticket” nature of our replacement products, we believe that true remodeling market demand for our big ticket exterior products actually increased approximately 3.0%. Our vinyl unit net sales for new construction increased 3.3% which was less than the 9.0% new construction market increase while our repair and remodeling unit sales decreased 1.5% which was lower than the repair and remodeling demand market indicators for the three months ended September 30, 2017. The lower unit volumes for new construction relative to market indicators resulted from our ability to realize higher average selling prices on our products combined with aggressive price action taken by certain competitors which suppressed our market gains. The lower unit volumes relative to the overall market for our repair and remodeling window products was caused by acquisition integration activities for certain customers, which adversely impacted unit volumes in certain geographic areas. In addition to these factors, Hurricanes Harvey and Irma negatively impacted our ability to ship product to significant markets in Florida and the southeast region of the U.S. and Houston for certain days in late August and early September resulting in estimated lost net sales of approximately $4.2 million for the three months ended September 30, 2017. For the three months ended September 30, 2017 relative to the three months ended October 1, 2016, our net sales in Houston decreased 4.2% due primarily to the hurricane impact. Despite these lower net sales amounts relative to demand market indicators for our new construction and repair and remodeling businesses, we achieved an overall 5.5% net sales increase from higher average selling prices of 2.7% for the three months ended September 30, 2017 compared to the three months ended October 1, 2016. These higher average selling prices increased our U.S. and Canadian net sales by approximately $6.8 million and $0.9 million, respectively, for the three months ended September 30, 2017 compared to the three months ended October 1, 2016.
Gross Profit
Gross profit for the three months ended September 30, 2017 increased $4.1 million or 7.4% compared to the three months ended October 1, 2016. The gross profit increase for the three months ended September 30, 2017 resulted from the continued improvement in our new construction business partially offset by lower unit sales and gross profit performance for our repair and remodeling business within the U.S. while our Canadian business experienced improved gross profit of $2.5 million relative to the prior year period. Gross profit for our U.S. new construction business increased $2.8 million while our repair and remodeling gross profit declined $1.2 million for the three months ended September 30, 2017 compared to the three months ended October 1, 2016. The gross profit net improvement for our U.S. businesses was driven by increased selling prices of 2.7% and favorable product mix, which improved gross profit by $6.8 million partially offset by declining gross margins within our repair and remodeling business which experienced lower unit volumes during the period decreasing our manufacturing operating leverage. Our Canadian business also experienced favorable pricing of $0.9 million from achieving higher average selling prices of 2.2% for the three months ended September 30, 2017 relative to the three months ended October 1, 2016. These factors combined with improved manufacturing leverage from the unit volume increases and a favorable foreign currency impact of $0.2 million enabled our Canadian business to realize improved gross profit despite the challenging economic and demand conditions that exist in Western Canada due to lower energy prices.
For the Windows and Doors segment, we achieved higher average selling prices during the three months ended September 30, 2017 compared to the three months ended October 1, 2016 from announced price increases implemented to offset the aforementioned raw material cost increases for aluminum and PVC resin as well as glass costs. These higher material costs negatively impacted our gross profit by approximately $4.5 million during the three months ended September 30, 2017 compared to the three months ended October 1, 2016. In addition to the higher material costs, our gross profit was negatively impacted by Hurricanes Harvey and Irma during the three months ended September 30, 2017. We incurred lost sales of approximately $4.2 million with an estimated gross profit of approximately $1.2 million from the hurricanes impacting our significant new construction and repair and remodeling window markets in Houston and Florida as well as higher freight costs of approximately $0.9 million and higher material costs of approximately $0.1 million from moving our existing supply of PVC resin between our plants because of the temporary PVC shortages in the Houston area. Since Hurricanes Harvey and Irma occurred on August 24th and September 10th, respectively, the negative impact from these storms commenced during the later portion of our three months ended September 30, 2017 but the negative impact on our gross profit will increase during our fourth quarter from continued negative raw material pricing, sourcing and freight costs. Overall, our net sales increase of 5.5% partially offset by higher material costs enabled us to improve our gross profit during the three months ended September 30, 2017 compared to the three months ended October 1, 2016.

As a percentage of net sales, gross profit increased from 20.6% for the three months ended October 1, 2016 to 21.0% for the three months ended September 30, 2017. The 40 basis point increase in gross profit reflects improvements of 100 basis points for our U.S. new construction businesses and 200 basis points for our Canadian business partially offset by a 100 basis point deterioration in our repair and remodeling business due to lower operating leverage on reduced unit sales volume. These net gross margin improvements resulted from improved demand levels and higher average selling prices partially offset by rising material costs for the three months ended September 30, 2017 compared to the three months ended October 1, 2016.
Selling, general and administrative expenses
SG&A expense for the three months ended September 30, 2017 increased $2.8 million or 8.3% compared to the three months ended October 1, 2016. The $2.8 million SG&A expense increase was largely due to increased selling and marketing expenses of $2.0 million related to the net sales increase. As a percentage of net sales, SG&A expense increased modestly by 40 basis points from 12.5% for the three months ended October 1, 2016 to 12.9% for the three months ended September 30, 2017.
Amortization of intangible assets
Amortization expense for the three months ended September 30, 2017 remained consistent at $3.1 million compared to the three months ended October 1, 2016. As a percentage of net sales, amortization expense remained consistent at 1.1% for the three months ended September 30, 2017 and October 1, 2016.
Currency transaction gain (loss)
The currency transaction gain for the three months ended September 30, 2017 was $0.7 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction loss for the three months ended October 1, 2016 was $0.2 million resulting from the fluctuation in the Canadian dollar during the period.

	For the nine months ended
(Amounts in thousands)	September 30, 2017		October 1, 2016
	(unaudited)		(unaudited)
Statement of operations data:
Net sales	$806,836	100.0%	$769,840	100.0%
Gross profit	167,606	20.8%	154,019	20.0%
SG&A expense	111,965	13.9%	109,100	14.2%
Amortization of intangible assets	9,236	1.1%	9,257	1.2%
Operating earnings	46,405	5.8%	35,662	4.6%
Currency transaction gain	1,264	0.2%	467	0.1%
Net Sales
Net sales for the nine months ended September 30, 2017 increased $37.0 million or 4.8% compared to the nine months ended October 1, 2016. The 4.8% net sales increase resulted from improved U.S. market demand conditions, which favorably impacted our new construction business despite having one less shipping day during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 due to the timing of our fiscal calendar which lowered net sales $3.6 million. For the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016, our U.S. new construction business increased $31.1 million or 6.4% primarily from higher average selling prices of 3.3% while our U.S. repair and remodeling business decreased $6.3 million or 3.0% as a result of lower unit volume sales of 3.8%. Our Canadian net sales increased $12.2 million or 17.7% for the nine months ended September 30, 2017 relative to the nine months ended October 1, 2016 due to an improving Western Canadian market which culminated in a unit volume increase of 11.5%. Our Western Canada sales have been impacted by depressed market conditions that resulted from the significant decline in energy prices that have stymied housing and economic development in Western Canada, however recently we have begun to see some recovery in those markets.

The net sales increase for the U.S. market can be attributed to improved market conditions as evidenced by the U.S. Census Bureau reporting that single family housing starts increased 8.4% during the lag effected period which resulted in higher net sales for our new construction business. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore single family starts commencing in the period from September 2016 to June 2017 directly impacts the demand for our products for the nine months ended September 30, 2017. For the repair and remodeling business, LIRA reported that the 2017 trailing twelve months increased 6.6% compared to the 2016 period creating a favorable demand environment. However, due to the relative high dollar value or “big ticket” nature of our replacement products, we believe that true remodeling market demand for our big ticket exterior products actually increased approximately 3.0%. Our vinyl unit net sales for new construction increased 4.3% which was less than the 8.4% new construction market increase while our repair and remodeling unit sales decreased 3.8% which was lower than the repair and remodeling demand market indicators for the nine months ended September 30, 2017. The lower unit volumes for new construction relative to market indicators resulted from our ability to realize higher average selling prices on our products combined with aggressive price action taken by certain competitors which suppressed our market gains. The lower unit volumes relative to the overall market for our repair and remodeling window products was caused by acquisition integration activities for certain customers, which adversely impacted unit volumes in certain geographic areas. In addition, Hurricanes Harvey and Irma negatively impacted our ability to ship product to significant markets in Houston and Florida for certain days in late August and early September resulting in estimated lost net sales of approximately $4.2 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2017 relative to the nine months ended October 1, 2016, our net sales in Houston decreased 9.3%. Despite these lower net sales amounts relative to demand market indicators for our new construction and repair and remodeling businesses, we achieved an overall 4.8% net sales increase from higher average selling prices of 3.3% for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. These higher average selling prices increased our U.S. and Canadian net sales by approximately $22.9 million and $3.7 million, respectively, for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016.
Gross Profit
Gross profit for the nine months ended September 30, 2017 increased $13.6 million or 8.8% compared to the nine months ended October 1, 2016. The gross profit increase for the nine months ended September 30, 2017 resulted from the continued improvement in our new construction business partially offset by declining gross profit performance for our repair and remodeling business within the U.S. while our Canadian business experienced improved gross profit of $4.9 million relative to the prior year period. Gross profit for our U.S. new construction business increased $10.1 million while our repair and remodeling gross profit declined $1.4 million for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. The gross profit net improvement for our U.S. businesses was driven by increased selling prices of 3.3% and favorable product mix, which improved gross profit by $22.9 million partially offset by lower gross margins within our repair and remodeling business which experienced reduced unit volumes during the period decreasing our manufacturing operating leverage. Our Canadian business also experienced favorable pricing of $3.7 million from higher average selling prices for the nine months ended September 30, 2017 relative to the nine months ended October 1, 2016. These factors combined with improved manufacturing leverage from the unit volume increases and a favorable foreign currency impact of $0.2 million enabled our Canadian business to realize improved gross profit of $4.9 million despite the challenging economic and demand conditions that exist in Western Canada due to lower energy prices.
For the Windows and Doors segment, we achieved higher average selling prices during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016 from announced price increases implemented to offset the aforementioned raw material cost increases for aluminum and PVC resin as well as glass costs. These higher material costs negatively impacted our gross profit by approximately $12.5 million during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. In addition to the higher material costs, our gross profit was negatively impacted by Hurricanes Harvey and Irma during the nine months ended September 30, 2017. We incurred lost sales of approximately $4.2 million with an estimated gross profit of approximately $1.2 million from the hurricanes impacting our significant new construction and repair and remodeling window markets in Florida and Houston as well as higher material costs of approximately $0.1 million and higher freight expenses of approximately $0.4 million from moving our existing supply of PVC resin between our plants because of the temporary shortages in the Houston area. Since Hurricanes Harvey and Irma occurred on August 24th and September 10th, respectively, the negative impact from these storms commenced during the later portion of our nine months ended September 30, 2017 but the negative impact on our gross profit will increase during our fourth quarter from continued negative raw material pricing and sourcing. Overall, our net sales increase of 4.8% partially offset by higher material costs enabled us to improve our gross profit during the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016.

As a percentage of net sales, gross profit increased from 20.0% for the nine months ended October 1, 2016 to 20.8% for the nine months ended September 30, 2017. The 80 basis point increase in gross profit reflects improvements of 140 basis points for our U.S. new construction businesses and 310 basis points for our Canadian business partially offset by a 90 basis point deterioration in our repair and remodeling business due to lower operating leverage on reduced unit sales volume. These net gross margin improvements resulted from improved demand levels and higher average selling prices partially offset by rising material costs for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016.
Selling, general and administrative expenses
SG&A expense for the nine months ended September 30, 2017 increased $2.9 million or 2.6% compared to the nine months ended October 1, 2016. The $2.9 million SG&A expense increase primarily resulted from increased selling and marketing expenses of $1.9 million and increased bad debt expense of $0.7 million both of which were related to the net sales increase of 4.8%. As a percentage of net sales, SG&A expense decreased 30 basis points from 14.2% for the nine months ended October 1, 2016 to 13.9% for the nine months ended September 30, 2017.
Amortization of intangible assets
Amortization expense for the nine months ended September 30, 2017 decreased $0.0 million or 0.2% compared to the nine months ended October 1, 2016. As a percentage of net sales, amortization expense decreased to 1.1% for the nine months ended September 30, 2017 from 1.2% for the nine months ended October 1, 2016.
Currency transaction gain
The currency transaction gain for the nine months ended September 30, 2017 was $1.3 million resulting from the impact of the Canadian dollar fluctuation. The currency transaction gain for the nine months ended October 1, 2016 was $0.5 million resulting from the fluctuation in the Canadian dollar during the period.
Combined quarterly profitability and seasonality trend
Our consolidated gross profit margin decreased from 25.8% for the three months ended October 1, 2016 to 23.4% for the three months ended September 30, 2017.  This gross profit decrease was primarily attributed to our Siding, Fencing, and Stone’s gross margin deterioration of 540 basis points resulting from higher material costs of aluminum and PVC resin, which increased 24.0% and 7.7%, respectively, that were not fully offset by higher selling prices during the three months ended September 30, 2017 relative to the three months ended October 1, 2016.  In addition, gross profit was also negatively impacted by unfavorable freight and operating costs during the three months ended September 30, 2017 compared to the three months ended October 1, 2016 as well as negatively impacted by Hurricanes Harvey and Irma. This gross profit decline was partially offset by a 40 basis point increase in our Windows and Doors' gross profit resulting from improved demand and improved pricing for our new construction business and our Canadian window business.
SG&A expense as a percentage of net sales was 11.5% for the three months ended September 30, 2017 as compared to 11.8% for the three months ended October 1, 2016.  The decrease in SG&A expenses as a percentage of net sales can be attributed to lower management incentive compensation expense partially offset by increased selling and marketing expenses attributed to our net sales increase of 6.5%.

As a result of the reduction in our gross profit percentages for the three months ended September 30, 2017 relative to the three months ended October 1, 2016, we have announced price increases to offset these material cost increases for aluminum, PVC resin, and glass.  Consistent with prior years, our gross margins are negatively impacted during periods of rising material costs but we have successfully shown historically our ability to offset this impact with price increases.  Overall, our key performance metrics and trends on an absolute basis have improved relative to the prior year comparable period and to our first quarter, which is typically our lower performing quarter due to seasonality.  The positive trend in our 2017 operating performance continued during the three months ended September 30, 2017 with higher net sales from improved market conditions and improved average selling prices.

Unallocated Operating Earnings, Interest, and Provision for Income Taxes

	For the three months ended
(Amounts in thousands)	September 30, 2017	October 1, 2016
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(6,477)	$(5,755)
Operating loss	(6,477)	(5,755)
Interest expense	(17,545)	(17,815)
Interest income	9	2
Loss on modification or extinguishment of debt	—	(2,251)
Tax Receivable Agreement liability adjustment	—	(42,215)
Income tax (provision) benefit for income taxes	$(17,659)	$49,128
Operating loss
Unallocated losses include items that are not directly attributed to or allocated to either of our reporting segments. Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses. The unallocated operating loss for the three months ended September 30, 2017 increased by $0.7 million or 12.5% compared to the same period in 2016 due primarily to increases in other general professional expenses partially offset by decreased management incentive compensation of $1.0 million.
Interest expense
Interest expense for the three months ended September 30, 2017 decreased by approximately $0.3 million or 1.5% compared to the same period in 2016 as a result of the reduction in the Term Loan Facility principal balance period over period. During March, August and November 2016, we made a total of $160.0 million in voluntary payments on the Term Loan Facility in addition to our normal quarterly amortization payments of $1.1 million, or $4.3 million annually, which reduced our outstanding borrowings and our quarterly interest expense.
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
During the three months ended October 1, 2016, we released our federal valuation allowance and a portion of our state valuation allowance for $50.1 million due to positive factors outweighing negative evidence, specifically no longer being in a cumulative loss position. This release thereby eliminated any uncertainty as to future taxable income. Consequently, we could utilize future forecasts of taxable income beyond the 2016 tax year to determine the TRA liability as of October 1, 2016. Our future taxable income estimates were used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate. As a result of including future taxable income beyond 2016, we recognized a $42.2 million increase to the TRA liability during the three months ended October 1, 2016 bringing the total TRA liability to $84.4 million.
For the three months ended September 30, 2017, we did not incur a TRA adjustment as the majority of the anticipated liability was recognized during 2016 when the federal valuation allowance was released and forecasts beyond the current fiscal year for taxable income were utilized to estimate the TRA liability. The remaining estimated TRA liability to be expensed of $4.3 million will be recognized when the Company is no longer in a cumulative loss position for certain states.
The total TRA liability as of September 30, 2017 is $79.7 million. This amount represents the originally anticipated TRA liability at the IPO date with approximately $4.3 million remaining to be expensed through operations for state purposes as we remain in a state tax valuation allowance position as of September 30, 2017 for certain states. This remaining liability will be recognized as the state valuation allowances are released in future years.

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
Income taxes
Our pre-tax income for the three months ended September 30, 2017 was approximately $45.2 million compared to pre-tax income of $5.6 million including the $42.2 million TRA liability adjustment for the three months ended October 1, 2016. The income tax provision for the three months ended September 30, 2017 increased $66.8 million compared to the same period in 2016. The increase is primarily related to the reversal of the valuation allowance for federal and certain state jurisdictions during the three months ended October 1, 2016. As of September 30, 2017, we still remain in a valuation allowance position for certain state and Canadian jurisdictions.

	For the nine months ended
(Amounts in thousands)	September 30, 2017	October 1, 2016
	(unaudited)	(unaudited)
Statement of operations data:
SG&A expense	$(22,108)	$(22,426)
Operating loss	(22,108)	(22,426)
Interest expense	(51,830)	(55,040)
Interest income	21	5
Loss on modification or extinguishment of debt	—	(4,650)
Tax receivable agreement liability adjustment	—	(60,606)
Income tax (provision) benefit for income taxes	$(35,882)	$48,597
Operating loss
Unallocated losses include items that are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the nine months ended September 30, 2017 decreased $0.3 million or 1.4% compared to the same period in 2016 due primarily to decreased management incentive compensation of $3.2 million, partially offset by increases in other general professional expenses of $2.9 million, primarily legal defense fees.
Interest expense
Interest expense for the nine months ended September 30, 2017 decreased by approximately $3.2 million or 5.8% compared to the same period in 2016 as a result of the reduction in the Term Loan Facility principal balance period over period. During March, August and November 2016, we made a total of $160.0 million in voluntary payments on the Term Loan Facility in addition to our normal quarterly amortization payments of $1.1 million, or $4.3 million annually, which reduced our outstanding borrowings and our quarterly interest expense.
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

During the nine months ended October 1, 2016, we released our federal valuation allowance and a portion of our state valuation allowance for $50.1 million and increased our TRA liability to $84.4 million as the Company was no longer in a three-year cumulative loss position. The factors surrounding the release of the federal valuation allowance thereby eliminated any uncertainty as to future taxable income resulting in the Company recognizing the majority of the expected TRA liability.
For the nine months ended September 30, 2017, we did not incur a TRA adjustment as the majority of the anticipated liability was recognized during 2016 when the federal valuation allowance was released and forecasts beyond the current fiscal year for taxable income were utilized to estimate the TRA liability. The remaining estimated TRA liability to be expensed of $4.3 million will be recognized when the Company is no longer in a cumulative loss position for certain states.
The total TRA liability as of September 30, 2017 is $79.7 million. This amount represents the originally anticipated TRA liability at the IPO date with approximately $4.3 million remaining to be expensed through operations for state purposes as we remain in a state tax valuation allowance position as of September 30, 2017 for certain states. This remaining liability will be recognized as the state valuation allowances are released in future years.
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
Income taxes
The income tax provision for the nine months ended September 30, 2017 increased by approximately $84.5 million compared to the same period in 2016 primarily related to an increase in pre-tax income as well as the 2016 valuation allowance reversal.  Our pre-tax income for the nine months ended September 30, 2017 was approximately $89.6 million compared to pre-tax income of $20.2 million including the $60.6 million TRA liability adjustment for the nine months ended October 1, 2016.

Liquidity and Capital Resources
During the nine months ended September 30, 2017, cash decreased by approximately $23.2 million compared to an decrease of approximately $46.7 million during the nine months ended October 1, 2016. The decrease in cash during the nine months ended September 30, 2017 was primarily due to a $23.5 million decrease in cash flows related to our the period over period increase in working capital, as accounts receivable decreased by $9.5 million and inventory decreased by $16.8 million in the period over period comparison offset by an $2.8 million increase in cash flows related to trade accounts payable. The decrease in cash during the nine month period ended October 1, 2016 was primarily driven by the $60.0 million in voluntary payments on the Term Loan Facility.
Two of the largest changes in operating cash flows during the nine months ended September 30, 2017 were the movement in accounts receivable and inventory. The approximate $98.7 million accounts receivable increase and $34.3 million inventory increase from December 31, 2016 to September 30, 2017 can be attributed to the seasonality of our business as we reach the peak building season in our second and third quarters. Net sales in the final two months of each respective quarter drove the receivables increase and the requirement for increased inventory. Net sales for August and September 2017 were approximately $177.2 million and $222.9 million, respectively, versus approximately $145.0 million and $152.2 million for November and December 2016, respectively, an increase of $102.9 million. The improvement in August and September's net sales reflects the Company’s normal seasonal business as the weather in August and September is generally improved compared to November and December, which allows for further construction activity, increasing the Company’s sales with a corresponding increase in accounts receivable and inventory. In addition to the seasonality impact, our inventory increased also as a result of the aforemented rising commodity costs.
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

Our primary cash needs are for working capital, capital expenditures, and debt service.  As of September 30, 2017, our annual cash interest charges for debt service for the year ending December 31, 2017, including the ABL Facility, is estimated to be approximately $54.7 million.  We do not have any scheduled debt maturities until 2020.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically been approximately 1.5% to 2.0% of net sales on an annual basis.  Historically, we have been able to manage our capital expenditures based on market conditions for the new construction and repair and remodeling markets during any given fiscal year. As of September 30, 2017, we had $16.3 million of purchase commitments for inventory.  We finance these cash requirements, including payments under the Tax Receivable Agreement, through internally generated cash flow and funds borrowed under the ABL Facility.
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
Our specific cash flow movement for the nine months ended September 30, 2017 and October 1, 2016 is summarized below:
Cash provided by operating activities
Net cash provided by operating activities for the nine months ended September 30, 2017 was $5.8 million as compared to approximately $40.0 million provided by operations for the nine months ended October 1, 2016. The net cash provided by operating activities was impacted by improved housing conditions that drove the 6.5% net sales increase offset by decreases in cash flows related to our working capital increase as a result of the net sales increase, rising commodity costs, and our aggressiveness in taking early pay discounts. These conditions resulted in an unfavorable $23.5 million impact in our primary working capital for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016.
Cash used in investing activities
Net cash used in investing activities for the nine months ended September 30, 2017 and October 1, 2016 was approximately $26.1 million and $26.3 million, respectively, primarily used for capital expenditures on various ongoing capital projects. Capital expenditures for 2017 were slightly higher than the 2016 comparable period at $28.6 million in 2017 versus $26.4 million, but were relatively consistent as a percentage of net sales at 1.9% for 2017 and 1.8% for 2016, which is comparable to our historical average of 1.5% to 2.0%. Additionally, during the nine months ended September 30, 2017, the Company sold a building in Saskatoon, Canada for approximately $2.1 million. The Company moved to another leased facility within the Saskatoon area that more closely aligns with the Company's needs in that area.
Cash used in financing activities
Net cash used in financing activities for the nine months ended September 30, 2017 was approximately $3.7 million, primarily from $1.2 million of cash tax withholdings on employee stock compensation and $3.2 million of mandatory principal payments on the Term Loan Facility offset by $0.8 million in proceeds from the exercise of employee stock options. Net cash used in financing activities for the nine months ended October 1, 2016 was approximately $62.5 million, primarily from the two voluntary $30.0 million Term Loan Facility payments.
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
Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of September 30, 2017, the Company's interest rate on the Term Loan Facility was 4.33%. The effective interest rate for the Term Loan is 8.78% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.
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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2016, the Company's consolidated senior secured debt ratio was 0.93 and as a result no excess cash flow payment under the Term Loan Facility was required in 2017. However, the Company elected on March 10, 2016 and August 4, 2016 to voluntarily prepay $30.0 million on each date on the Term Loan Facility to reduce its outstanding indebtedness. The Company elected on November 4, 2016 to voluntarily prepay an additional $100.0 million on the Term Loan Facility. Finally, the Company elected on November 3, 2017 to voluntarily prepay $40.0 million on the Term Loan Facility to further reduce its outstanding indebtedness bringing the cumulative voluntary 2016 and 2017 Term Loan Facility payments to $200.0 million.
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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter. Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees. As of September 30, 2017, the Company’s interest rate on the ABL Facility was approximately 2.56%. The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0. If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.
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
As of September 30, 2017, Ply Gem Industries had approximately $340.2 million of contractual availability and approximately $305.3 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $9.8 million of letters of credit and priority payables reserves.
Loss on debt modification or extinguishment
During both March and August 2016, the Company made voluntarily payments of $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the Term Loan Facility totaling $60.0 million during the three and nine months ended October 1, 2016. The Company performed an analysis to determine the proper accounting treatment for each of these voluntary payments by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payments. Consequently, the Company recognized a loss on debt modification or extinguishment of approximately $2.3 million and $4.7 million for the three and nine months ended October 1, 2016, respectively, reflecting the proportionate write-off of the related debt discount and debt issuance costs associated with each $30.0 million payment, as summarized in the table below.

(Amounts in thousands)	For the three months ended		For the nine months ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Loss on modification of debt:
Term Loan Facility unamortized discount	$—	$1,797	$—	$3,712
Term Loan Facility unamortized debt issuance costs	—	454	—	938
Total loss on modification or extinguishment of debt	$—	$2,251	$—	$4,650

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
Management anticipates that our current liquidity position, as well as expected cash flows from our operations, should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future. As of September 30, 2017, we had cash and cash equivalents of approximately $28.4 million, approximately $340.2 million of contractual availability under the ABL Facility and approximately $305.3 million of borrowing base availability.
In order to further supplement our operating cash flow, we have from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions. Based on market conditions, we may elect to pursue additional financing alternatives in the future.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Contractual Obligations
In addition to the items listed in the Contractual Obligations table presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, we have a potential obligation related to certain tax matters of approximately $4.1 million, including interest and penalties of approximately $1.7 million.  The timing of the potential tax payments is unknown.
As of September 30, 2017, the Company had inventory purchase commitments of approximately $16.3 million.

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

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
Our principal interest rate exposure relates to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of $430.0 million on the Term Loan and up to $350.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin. Each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year for the Term Loan Facility. Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.9 million per year. At September 30, 2017, we were not party to any interest rate swaps or caps to manage our interest rate risk. In the future, we may enter into interest rate swaps or interest rate caps, involving exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk
Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar. For the three and nine months ended September 30, 2017, the net impact of foreign currency changes to our results of operations was a gain of $0.8 million and $1.6 million, respectively. The impact of foreign currency changes related to translation resulted in an increase in stockholders' equity of approximately $4.2 million for the nine months ended September 30, 2017. The revenue or expense reported by us as a result of currency fluctuations will be greater in times of U.S. dollar devaluation and less in times of U.S. dollar appreciation. During 2016 and 2017, we entered into forward contracts to mitigate the exposure risk of currency fluctuation against the Canadian dollar during 2017. At September 30, 2017, our foreign currency hedging contract had a fair value of $0.6 million and is recorded as a liability as of September 30, 2017.

Commodity pricing risk
We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood. If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly. We manage the exposure to commodity pricing risk by increasing our selling prices for corresponding material cost increases, continuing to diversify our product mix, strategic buying programs and vendor partnering. The Midwest Ingot price of aluminum increased approximately 21.9% for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016. The average market price for PVC resin was estimated to have increased approximately 10.3% for the nine months ended September 30, 2017 compared to the nine months ended October 1, 2016.

Inflation
We do not believe that inflation, net of our corresponding price increases for material cost, has had a material effect on our business, financial condition or results of operations. Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index, which could expose us to potential higher costs in years with high inflation. The CPI increase for the twelve months ended September 2017 was approximately 2.2%.

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
Our management is responsible for establishing and maintaining our disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer participated with our management in evaluating the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding the required disclosure.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the three months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 6.                                                 EXHIBITS

(a)   Exhibits

Exhibit No.                                                                  Description of Exhibits

31.1 *	Certification by President, Chief Executive Officer, and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 *	Certification by Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 *	Certification by President, Chief Executive Officer, and Chairman pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2 *	Certification by Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1 *	Form of Performance Unit Award Agreement for Ply Gem Holdings, Inc. Long Term Incentive Plan
10.2 *	Form of Restricted Stock Unit Award Agreement for Ply Gem Holdings, Inc. Long Term Incentive Plan
101*
The following financial statements from Ply Gem Holdings, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on November 6, 2017, were formatted in XBRL (Extensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations and Comprehensive Income (Loss); (iii) Condensed Consolidated Statements of Cash Flows; (iv) the Notes to Condensed Consolidated Financial Statements.

*  Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)

Date:  November 6, 2017

By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Chairman of the Board

Date:  November 6, 2017

By:	/s/ Shawn K. Poe
Shawn K. Poe
Executive Vice President, Chief Financial Officer, and Secretary