Form 10-K
period 2017-12-31
PLY GEM HOLDINGS INC
filed 2018-03-05
CIK 1284807

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer   [   ]    Accelerated filer  [X]    Non-accelerated filer     [   ]    Smaller reporting company   [   ]    Emerging growth company   [   ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ]  No [X]
The aggregate market value of the voting stock held by non-affiliates of the registrant, as of July 1, 2017, was approximately $407.5 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the NYSE on July 1, 2017. For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of July 1, 2017.
The Company had 68,556,650 shares of common stock outstanding as of March 5, 2018.

Documents incorporated by reference:  The information required by Part III (Items 10, 11, 12, 13 and 14) of this form 10-K, to the extent not set forth herein, is incorporated herein by reference to the Registrant's definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017.

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

There can be no assurance that other factors will not affect the accuracy of these forward-looking statements or that our actual results will not differ materially from the results anticipated in such forward-looking statements. While it is impossible to identify all such factors, factors which could cause actual results to differ materially from those estimated by us include, but are not limited to, the following:

• disruptions in our business caused by the proposed acquisition of us by CD&R (as defined below);

• failure to complete the Merger (as defined below) in a timely manner or at all;

• downturns or negative trends in the home repair and remodeling or the new construction end markets, or the U.S. and Canadian economies or the availability of consumer credit;

• competition from other exterior building products manufacturers and alternative building materials;

• an inability to successfully develop new products or improve existing products;

• changes in the costs and availability of raw materials, especially polyvinyl chloride ("PVC") resin, aluminum and glass;

• consolidation and further growth of our customers;

• loss of, or a reduction in orders from, any of our significant customers;

• the credit risk of our customers;

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

• litigation costs of defense;

• loss of certain key personnel;

• operational problems or disruptions may cause significant lost production and increased lead times;

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

• downgrades of our external credit ratings;

• recently enacted U.S. tax law revisions could impact our financial results;

• limitations on our net operating losses and payments under the tax receivable agreement to our stockholders;

• exposure of systems and IT infrastructure to security breaches and other cyber security incidents;

• control by the CI Partnerships (as defined below); and

• changes in factors and assumptions used to measure our defined benefit plan.

These and other factors are more fully discussed in the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections and elsewhere in this Annual Report on Form 10-K. These risks could cause actual results to differ materially from those implied by forward-looking statements in this Annual Report on Form 10-K.

PART I

Item 1.      BUSINESS

Company Overview

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 47% and 53% of our sales, respectively, for the fiscal year ended December 31, 2017.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl railing, stone veneer, roofing, and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

Additional information concerning our business is set forth in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of Part II of this report.

On January 31, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Pisces Midco, Inc. (“Parent”) and Pisces Merger Sub, Inc., a wholly owned subsidiary of Parent (“Merger Sub”), each a wholly owned subsidiary of funds sponsored by Clayton, Dubilier & Rice (“CD&R”). Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company (the “Merger”), with Ply Gem Holdings surviving the Merger as a wholly owned subsidiary of Parent (the “Acquisition”).  At the effective time of the Merger (the “Effective Time”), each of our issued and outstanding shares of common stock, par value $0.01 per share, will be cancelled and extinguished and converted into the right to receive $21.64 in cash, without interest (the “Merger Consideration”), less any applicable withholding taxes. The consummation of the Merger remains subject to customary closing conditions. As a result of the Merger, we will cease to be a publicly traded company.

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

•
On May 29, 2015, Ply Gem acquired substantially all of the assets of Canyon Stone, Inc. (“Canyon Stone”), a manufacturer of stone veneer. Canyon Stone has manufacturing facilities in Olathe, Kansas and Youngsville, North Carolina. Canyon Stone is included in our Siding, Fencing, and Stone segment.

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

Business Strategy

We are pursuing the following business and growth strategies:

•
Capture Growth Related to Housing Market Continued Recovery.  As a leading manufacturer of exterior building products, we intend to capitalize on the continued recoveries in the new construction and the home repair and remodeling markets.  The National Association of Home Builders’ (“NAHB”) 2017 estimate of single family housing starts were approximately 849,000, which was 17% below the 50-year average, representing a significant opportunity for growth as activity improves to rates that are more consistent with historical levels.  Furthermore, we believe that the underinvestment in homes and the overall age of the U.S. housing stock will drive significant future spending for home repair and remodeling.

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

•
Continue to Increase Market Penetration.  We intend to increase the market penetration of our siding, fencing, and stone products and our window and door products by leveraging the breadth of our product offering and broad geographical footprint to serve customers across North America and by pursuing cross-selling opportunities.  Additionally, our continued investments in product innovation and quality, coupled with strong customer service, further enhance our ability to capture increased sales in each of our core product categories.  In 2017, our U.S. vinyl siding leading market position increased to approximately 40.4% from our 2016 market position of 39.8%.  Beginning in 2013 and continuing through 2017, we expanded our repair and remodeling presence with the Simonton acquisition and expanded our entry into new product categories such as PVC trim and engineered slate roofing.

•
Building Brand Equity and Driving Growth through Innovative Product Solutions.  We are a leading building products manufacturer with a vision to provide sustainable and innovative solutions that help families and businesses realize their dreams through better homes and workplaces.  We are committed to being the leading brand of choice in each market we serve.  We create value for our stakeholders using a business model that combines a broad portfolio of high-quality sustainable products and services, efficient operations and an unrelenting customer focus.  As a leader in vinyl siding, aluminum accessories, vinyl and aluminum windows, we are committed to marketing research, product innovation and marketing excellence to drive growth across the breadth of categories.

We utilize a fully integrated approach to leverage our marketing investment across businesses with a goal of optimizing results.  We have committed resources to advancements in digital marketing with new initiatives in search engine optimization, lead generation and website user experience to engage with our target audiences directly.  Our social marketing efforts across Ply Gem brands gives us direct daily access to over 190,000 people.  We are committed to building brand equity with a stronger master brand strategy for Ply Gem and continue to advertise using traditional media such as trade advertising, radio and digital.  We continue our commitment to our Home for Good project, to help raise awareness to the need for affordable housing.  During 2017, this brand campaign delivered over 500 million impressions for our brand while positively impacting over 70 communities in the U.S.  We have helped build over 450 homes with our donation to Habitat for Humanity and our relationship with Home For Good ambassador, Darius Rucker.

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

The result of our commitment to product development and innovation has been demonstrated in the approximately $530.6 million of incremental annualized sales that we recognized for new products introduced from 2015 to 2017 excluding any cannibalization of sales of pre-existing products.

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

•
Drive Operational Leverage and Further Improvements.  While we reduced our production capacity during the housing downturn, we retained flexibility and have since brought back previously idled lines, facilities, and production shifts in order to increase our production as market conditions continue to improve.  This incremental capacity can be selectively restarted, providing us with the ability to match increasing customer demand levels as the housing market returns to historical levels of approximately one million or more single family housing starts without the need for significant capital investment.  In our Windows and Doors segment, our product platforms combined with strong customer relationships enable us to serve the new construction and repair and remodeling markets driving increased volumes through our manufacturing facilities and enhancing our operating margins.

Over the past several years, we have significantly improved our manufacturing cost structure; however, there are opportunities for further improvements.  During 2017, we announced a new initiative entitled “2x20” which represents a profitability improvement measure as a percentage of our net sales by 2020 of at least $40.0 million. We believe that the continued expansion of lean manufacturing and vertical integration in our manufacturing facilities, along with the further consolidation of purchases of key raw materials, supplies and services will continue to provide us with cost advantages compared to our competitors.  In addition, the integration of our sales and marketing efforts across our product categories provides an ongoing opportunity to significantly improve our customer penetration and leverage the strength of our brands.  Furthermore, we have centralized many back office functions into our corporate office in Cary, North Carolina and believe that additional opportunities remain including further synergies from the Simonton acquisition, continuous improvement of our manufacturing processes through automation, and further general and administration improvements.  We believe these factors should drive continued profitable growth while improving our cash flow and capital efficiency.

•
Continue to Improve Financial Leverage. As a result of the ten strategic acquisitions that we have completed since 2004, we incurred significant amounts of indebtedness to finance these acquisitions. This acquisition strategy combined with a severe housing market recession during 2009-2011 ultimately increased our financial leverage to 8.9 during 2011. Over the last several years, we have focused on improving our financial leverage. As the housing market continued to improve, so did our financial performance demonstrated by our significant cash flow generation over the last several years. During 2016 and 2017, we voluntarily elected to pay down $200.0 million on the Term Loan Facility and decreased our financial leverage to 3.4 as of and for the year ended December 31, 2017.

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

New Home Construction

Management believes that a U.S. housing recovery will continue on a national basis, supported by favorable demographic trends, historically low interest rates and consumers who are increasingly optimistic about the U.S. housing market. New home construction in the United States experienced strong growth from the early 1990s to 2006, with housing starts increasing at a compounded annual growth rate of 3.8%.  However, according to the U.S Census Bureau, from 2006 to 2017, single family housing starts are estimated to have declined 42%.  While the industry has experienced a period of severe correction, management believes that the long-term economic outlook for new construction in the United States is favorable and supported by an attractive interest rate environment, increasing consumer confidence, improving employment growth and strong demographics, as new household formations drive demand for starter homes.  According to the Joint Center for Housing Studies of Harvard University, net new household formations between 2015 and 2025 are expected to be approximately 13.6 million units.

During 2017, single family housing starts are estimated to have increased 8.6% to approximately 849,000 compared to 2016. During 2016, single family housing starts increased 9.4% to approximately 782,000 compared to 2015. The NAHB is currently forecasting single family housing starts to further increase in 2018 and 2019 by 5.2% and 5.6%, respectively.

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

Engineered roofing products
Gable vents and accessories
Gutter protection systems
Vinyl and aluminum soffit
Window mantles
Manufactured stone
Vinyl, aluminum & steel siding
Shutters
Mounting blocks
Decorative corner posts
Rain removal systems
Door surround systems
Patio Doors
Windows
Rail and fencing
Outdoor structures
Exterior doors
PVC trim
Composite rail

Siding, Fencing and Stone segment

Products

In our Siding, Fencing and Stone segment, our principal products include vinyl siding and skirting, steel siding, vinyl and aluminum soffit, aluminum trim coil, aluminum gutter coil, fabricated aluminum gutters, aluminum and steel roofing accessories, cellular PVC trim and mouldings, J-channels, wide crown molding, window and door trim, F-channels, H-molds, fascia, undersill trims, outside/inside corner posts, rain removal systems, injection molded designer accents such as shakes, shingles, scallops, shutters, vents and mounts, vinyl fence, vinyl railing, engineered slate and cedar shake roofing, and stone veneer in the United States and Canada. We sell our siding and accessories under our Variform®, Napco®, Mastic® Home Exteriors, Mitten®, Ply Gem/Cellwood®, and Durabuilt® brand names and under the Georgia-Pacific brand name through a private label program. Our cellular PVC Trim products are sold under our Ply Gem® Trim and Mouldings brand name. Our vinyl fencing and railing products are sold under the Ply Gem brand name. Our stone veneer products are sold under our Canyon Stone and Ply Gem Stone brand name. Our engineered slate and shake roofing products are sold under our Ply Gem Roofing brand name. Our gutter protection products are sold under our Leaf Relief®, Leaf Relief® Snap Tight, Leaf Smart® and Leaf Logic® brand names. A summary of our product lines is presented below according to price point:

	Mastic® Home Exteriors	Variform®	Napco®	Ply Gem/Cellwood ®	Durabuilt®	Georgia Pacific	Mitten®	Ply Gem Fence/Rail	Ply Gem® Stone	Canyon Stone (1)	Ply Gem ® Trim and Mouldings (2)	Ply Gem Roofing (3)

Specialty/Super Premium	Cedar Discovery® Structure® Home Insulation System™	Heritage Cedar®™ Climaforce™	Cedar Select® American Essence™	Cedar Dimensions™	670 Series™ Hand Split 650 Series™ Shingle Siding 660 Series™ Round Cut Siding 800 Series Insulated Siding	Cedar Spectrum™ Caliber™ High Performance Insulated Siding	InsulPlankII Grand River		Fieldstone Tuscan Fieldstone Shadow Ledgestone Cut Cobblestone Cobblestone Ridgestone Riverstone Brick Cascade Ledge True Stack Manorstone	Canyon Ledge Castle Cathedral Classic Cobblestone Country Ledge Fieldstone Limestone Manchester River Rock Timber Ledge Tuscan Field Stone Southern Ledge Strip Ledge Brick

Premium	Quest® Barkwood® Liberty Elite® Board + Batten Designer Series™ Carvedwood 44®	Vortex Extreme™ Board & Batten Camden Pointe®	American Splendor® American Accents Board & Batten™	Dimensions® Board & Batten	480 Series™ Board & Batten	Compass™ Board & Batten	Sentry Southern Beaded	Elegance Vinyl Fence			Trim Boards Corners Post Wraps Mouldings Beadboard Skirtboard Sheets J-Notch Trim Post Accents	Engineered Slate Engineered Shake

Standard	Ovation™ Charleston Beaded®	Nottingham® Ashton Heights® Victoria Harbor®	American Herald® American Tradition American 76 Beaded®	Progressions® Colonial Beaded	440 Series™ 450 Series™ Beaded	Forest Ridge® Shadow Ridge® Castle Ridge® Somerset™ Coastal	Highland Oregon Pride	Performance Vinyl Fence and Rail

Economy	Mill Creek® Eclipse™	Contractors Choice®	American Comfort®	Evolutions®	410 Series™	Vision Pro® Chatham Ridge® Parkside® Oakside®	Entree	Classic Vinyl Fence

(1) The Canyon Stone product line was integrated in 2015 with the May 2015 acquisition of Canyon Stone Inc.
(2) The cellular PVC Trim product category launched during the first quarter of 2013.
(3) The Engineered Slate Roofing product category launched during the third quarter of 2014.
(4) The Cellwood brand transitioned to the Ply Gem brand during 2017.

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

Our largest customer, ABC Supply Co., Inc., comprised 17.4%, 17.1%, and 16.9% of the net sales of our Siding, Fencing, and Stone segment for the years ended December 31, 2017, 2016, and 2015, respectively.

Production and facilities

Vinyl siding, skirting, soffit and accessories are manufactured in our Martinsburg, West Virginia, Jasper, Tennessee, Stuarts Draft, Virginia, Kearney, Missouri, and Paris, Ontario facilities, while all metal products are produced in our Sidney, Ohio facility.  The majority of our injection molded products such as shakes, shingles, scallops, shutters, vents and mounts are manufactured in our Gaffney, South Carolina facility.  The cellular PVC trim and mouldings products are manufactured in St. Marys, West Virginia. The vinyl, metal, and injected molded plants have sufficient capacity to support planned levels of sales growth for the foreseeable future.  Our fencing and railing products are currently manufactured at our York, Nebraska and Fair Bluff, North Carolina facilities.  The fencing and railing plants have sufficient capacity to support our planned sales growth for the foreseeable future.  Our stone veneer products are manufactured at our Selinsgrove, Pennsylvania, Olathe, Kansas and Youngsville, North Carolina facilities.  Our engineered slate and cedar roofing products are currently manufactured at our Fair Bluff, North Carolina facility. Our manufacturing facilities are among the safest in all of North America with three of them having received the highest federal and/or state OSHA safety award and rating.

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

Competition
We compete with other national and regional manufacturers of vinyl siding, aluminum, cellular PVC, fencing, and stone products. We believe we are currently the largest manufacturer of vinyl siding in North America. Our vinyl siding competitors include CertainTeed, Alside, Royal Building Products and smaller regional competitors. Based on our internal estimates and industry experience, we believe that we have a U.S. vinyl siding market position of 40.4% in 2017, and a Canadian market position of 32.7%. Our aluminum accessories competitors include Rollex, Euramax, Gentek and other smaller regional competitors. Significant growth in vinyl fencing and railing has attracted many new entrants, and the sector today is fragmented with numerous competitors including U.S. Fence, Homeland, Westech, Bufftech, and Azek. Our cellular PVC trim and moulding competitors include Azek, Inteplast, Kommerling (KOMA), Wolfpac (Versatex), Tapco (Kleer), CertainTeed and Royal Building Products. Our stone veneer competitors include Boral (Cultured Stone and Eldorado Stone), Coronado Stone and smaller regional competitors. We generally compete on product quality, breadth of product offering, sales and service support. In addition to competition from other vinyl siding, fencing and stone products, our products face competition from alternative materials, such as wood, metal, fiber cement and masonry. Increases in competition from other exterior building products manufacturers and alternative building materials could cause us to lose customers and lead to net sales decreases.

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

Backlog

Our Siding, Fencing, and Stone segment had a backlog of approximately $26.8 million at December 31, 2017 and a backlog of approximately $20.3 million at December 31, 2016.  We filled 100% of the backlog at December 31, 2016 during 2017. We expect to fill 100% of the orders during 2018 that were included in our backlog at December 31, 2017.

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

Our largest customer, The Home Depot, comprised 10.4%, 10.2%, and 9.7% of the net sales of our Windows and Doors segment for the years ended December 31, 2017, 2016, and 2015, respectively.

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

During 2014, our Windows and Doors segment further streamlined its product offerings by realigning its SKUs to simplify the structure and manufacturing process while maximizing product features for our customers at competitive prices. During 2014, we consolidated Canadian production and distribution facilities, and rationalized and rebranded product lines. As a result, during 2014 and 2015 four redundant distribution facilities were closed, and manufacturing was largely consolidated. During 2017, three additional Canadian distribution facilities were consolidated with our Canadian siding business to promote product cross selling.

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

Seasonality

Markets for our products are seasonal and can be affected by inclement weather conditions.  Historically, our business has experienced increased sales in the second and third quarters of the year due to increased construction during those periods.  Accordingly, our working capital is typically higher in the second and third quarters as well. Because much of our overhead and expense are fixed throughout the year, our operating profits tend to be lower in the first and fourth quarters.  Inclement weather conditions can affect the timing of when our products are applied or installed, causing lower profit margins when such conditions exist.

Because we have successfully implemented lean manufacturing techniques and many of our windows and doors are made to order, inventories in our Windows and Doors segment do not change significantly with seasonal demand.

Backlog

Our Windows and Doors segment had a backlog of approximately $57.6 million at December 31, 2017 and approximately $45.1 million at December 31, 2016.  We filled 100% of the backlog at December 31, 2016 during 2017. We expect to fill 100% of the orders during 2018 that were included in our backlog at December 31, 2017.

Environmental and Other Regulatory Matters

We are subject to United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage, treatment, disposal and transport of hazardous waste and other materials, investigation and remediation of contaminated sites, and protection of worker health and safety. From time to time, our facilities are subject to investigation by governmental authorities. In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which our entities or their predecessors are alleged to have sent hazardous materials for recycling or disposal. We may be held liable, or incur fines or penalties, in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of our properties from activities conducted by us or previous occupants. The amount of any liability, fine or penalty may be material, and certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc., entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), under the Resource Conservation and Recovery Act (“RCRA”), with respect to its Rocky Mount, Virginia property. During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. In 2012, the EPA approved the Workplan, which MW is currently implementing. We have recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.1 million within other long-term liabilities in our consolidated balance sheets at December 31, 2017 and 2016, respectively.  We may incur costs that exceed our recorded environmental liability. We will adjust our environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Environmental authorities are investigating groundwater contamination at a Superfund site in York, Nebraska. In 2010, sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska. In February 2015, the EPA sent Kroy a request for information pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and in May 2015, Kroy responded to the request for information. Kroy could have liability for investigation and remediation costs associated with the contamination. Given the current status of this matter, we have not recorded a liability in our consolidated balance sheets as of December 31, 2017 and December 31, 2016.

From time to time, we may incur investigation and remediation costs in connection with other facilities we currently own or operate or previously owned or operated. For example, we have a $0.1 million liability included in our consolidated balance sheets at December 31, 2017 and December 31, 2016, for potential contamination issues at our Calgary, Alberta property. In addition, we are required to contribute to investigation and remediation costs at various third party waste disposal facilities at which we or a related entity have been identified as a potentially responsible party.

We are a party to various acquisition and other agreements pursuant to which third parties agreed to indemnify us for certain costs relating to environmental liabilities. For example, we may be able to recover some of our Rocky Mount, Virginia investigation and remediation costs from U.S. Industries, Inc. and may be able to recover a portion of any costs incurred in connection with the Kroy contamination matter in York, Nebraska from Alcan Aluminum Corporation. Our ability to seek indemnification from parties that have agreed to indemnify us may be limited. There can be no assurance that we would receive any funds from these parties, and any related environmental liabilities or costs could have a material adverse effect on our financial condition and results of operations.

Based on current information, we are not aware of any environmental compliance obligations, claims or investigations that will have a material adverse effect on our results of operations, cash flows or financial position except as otherwise disclosed in our consolidated financial statements. However, there can be no guarantee that previously known or newly-discovered matters will not result in material costs or liabilities.

Employees

•
As of December 31, 2017, we had 9,471 full-time employees worldwide, of whom 8,279 were in the United States and 1,192 were in Canada.  Employees at our Calgary, Alberta plant are currently our only employees with whom we have a collective bargaining agreement.

•
Approximately 5.0% of our total employees are represented by the United Brotherhood of Carpenters and Joiners of America. These Canadian employees remain subject to the terms of the Collective Bargaining Agreement ("CBA") which expires in June 2021.

Financial Information about Geographic Areas

All of the Company’s operations are located in the United States and Canada.

Revenue from external customers for the year ended December 31, 2017 consisted of:

•	$1,849.9 million from United States customers

•	$202.8 million from Canadian customers

•	$3.6 million from all other foreign customers

Revenue from external customers for the year ended December 31, 2016 consisted of:

•	$1,741.2 million from United States customers

•	$166.5 million from Canadian customers

•	$4.1 million from all other foreign customers

Revenue from external customers for the year ended December 31, 2015 consisted of:

•	$1,642.2 million from United States customers

•	$192.5 million from Canadian customers

•	$5.0 million from all other foreign customers

At December 31, 2017, 2016, and 2015, long-lived assets totaled approximately $55.4 million, $55.8 million, and $57.7 million, respectively, in Canada, and $700.8 million, $751.6 million, and $718.0 million, respectively, in the United States.  We are exposed to risks inherent in any foreign operation, including foreign exchange rate fluctuations.

 Item 1A.  RISK FACTORS

Risks Relating to the Merger
The proposed acquisition of us by CD&R may cause disruption in our business.
On January 31, 2018, we entered into the Merger Agreement with an affiliate of CD&R, pursuant to which we will be acquired by CD&R in an all cash transaction. The Merger Agreement generally requires us to operate our business in the ordinary course pending consummation of the Merger and restricts us, without CD&R’s consent, from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies and attain financial and other goals and may impact our financial condition, results of operations and cash flows.

In connection with the pending Merger, our current and prospective employees may experience uncertainty about their future roles with us following the Merger, which may materially adversely affect our ability to attract and retain key personnel while the Merger is pending. Key employees may depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with us following the Merger, and may depart prior to the consummation of the Merger. Accordingly, no assurance can be given that we will be able to attract and retain key employees to the same extent that we have been able to in the past.
The proposed Merger further could cause disruptions to our business or business relationships, which could have an adverse impact on results of operations. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The pursuit of the Merger may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our financial results.
We also could be subject to litigation related to the proposed Merger, which could result in significant costs and expenses. In addition to potential litigation-related expenses, we have incurred and will continue to incur other significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, and many of these fees and costs are payable regardless of whether or not the proposed Merger is consummated.
Failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock, as well as our future business and financial condition, results of operations and cash flows.
We currently anticipate the Merger will close in the second quarter of 2018, but it cannot be certain when or if the conditions for the proposed Merger will be satisfied or (if permissible under the Merger Agreement and applicable law) waived. The Merger cannot be completed until the conditions to closing are satisfied or (if permissible under the Merger Agreement applicable law) waived. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of our common stock in connection with the proposed Merger. Instead, we will remain an independent public company and holders of our common stock will continue to own their shares.
Additionally, if the Merger is not consummated in a timely manner or at all, our ongoing business may be adversely affected as follows:

•	we may experience negative reactions from financial markets and our stock price could decline;

•	we may experience negative reactions from employees, customers, suppliers or other third parties;

•	our management’s focus would have been diverted from pursuing other opportunities that could have been beneficial to us; and

•	the costs of pursuing the Merger may be higher than anticipated and would be born entirely by us.

If the acquisition by CD&R is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect our stock price, business, financial conditions, results of operations or cash flows.
Risks Associated with Our Business

Downturns or negative trends in the home repair or the remodeling and new construction end markets, or the U.S. and Canadian economies or the availability of consumer credit, could adversely impact our end users and lower the demand for, and pricing of, our products, which in turn could cause our net sales and net income to decrease.

Our performance is dependent to a significant extent upon the levels of home repair and remodeling and new construction spending, which declined significantly beginning in 2008 and continued through 2013 with recovery commencing in 2014. Housing levels in 2017 remained slightly lower relative to historical averages, despite the recovery the last few years, and are affected by such factors as interest rates, inflation, consumer confidence, unemployment and the availability of consumer credit.

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

We compete with other national and regional manufacturers of exterior building products.  Some of these companies are larger and have greater financial resources than we do.  Accordingly, these competitors may be better equipped to withstand changes in conditions in the industries in which we operate and may have significantly greater operating and financial flexibility than we do.  Competitors could take a greater share of sales and cause us to lose business from our customers.  Additionally, our products face competition from alternative materials, such as wood, metal, fiber cement, masonry and composites in siding, and wood, composites and fiberglass in windows.  An increase in competition from other exterior building products manufacturers and alternative building materials could cause us to lose our customers and lead to net sales decreases.

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

Changes in the costs and availability of raw materials, especially PVC resin, aluminum and glass, can decrease our profit margins by increasing our costs.

Our principal raw materials, PVC resin, aluminum and glass, have been subject to rapid price changes in the past and could change in the future from market conditions and other factors including potential tariffs which may be subject to change. While we have historically been able to substantially pass on significant PVC resin, aluminum, and glass cost increases through price increases to our customers, our results of operations for individual quarters can be and have been hurt by a delay between the time of PVC resin, aluminum, and glass cost increases and price increases in our products.  While we expect that any significant future PVC resin, aluminum, and glass cost increases will be offset in part or whole over time by price increases to our customers, we may not be able to pass on any future price increases.

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

Our top ten customers accounted for approximately 47.5% of our net sales for the year ended December 31, 2017.  Our largest customer for the year ended December 31, 2017, ABC Supply Co., Inc., distributes our products within its building products distribution business, and accounted for approximately 12.5% of our consolidated 2017 net sales.  We expect a small number of customers to continue to account for a substantial portion of our net sales for the foreseeable future.

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

We are subject to the credit risk of our customers.

We are subject to the credit risk of our customers because we provide credit to our customers in the normal course of business. All of our customers are sensitive to economic changes and to the cyclical nature of the building industry. Especially during protracted or severe economic declines and cyclical downturns in the building industry, our customers may be unable to perform on their payment obligations, including their debts to us. Any failure by our customers to meet their obligations to us may have a material adverse effect on our business, financial condition, and results of operations. In addition, we may incur increased expenses related to collections in the future if we find it necessary to take legal action to enforce the contractual obligations of a significant number of our customers.

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

Our financial performance is affected by the cost of labor.  As of December 31, 2017, approximately 5.0% of our employees were represented by labor unions.  We are subject to the risk that strikes or other types of conflicts with personnel may arise or that we may become a subject of union organizing activity.  Furthermore, some of our direct and indirect suppliers have unionized work forces.  Strikes, work stoppages or slowdowns experienced by these suppliers could result in slowdowns or closures of facilities where components of our products are manufactured.  Any interruption in the production or delivery of our products could reduce sales of our products and increase our costs.

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

Operational problems or disruptions at any of our facilities may cause significant lost production and increased lead times, which could have a negative impact on the efficiency of our production and profitability.

Our manufacturing processes could be affected by operational problems that could impair our production capability. Disruptions at any of our facilities could be caused by maintenance outages; prolonged power failures or reductions; a breakdown, failure or substandard performance of any of our equipment; disruptions in the transportation infrastructure, including railroad tracks, bridges, tunnels or roads; fires, floods, hurricanes, earthquakes or other catastrophic disasters; an act of terrorism; or other operational problems. Any prolonged disruption in operations at any of our facilities could cause a significant loss in production. As a result, we could incur significantly higher costs and longer lead times associated with distributing our products to our customers during the time that it takes for us to reopen or replace a damaged facility, which could cause our customers to purchase from our competitors either temporarily or permanently. If any of these events were to occur, it could adversely effect on our business, financial condition and results of operations.

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

Additionally, our suppliers may be forced to cease operations unexpectedly due to equipment failures or events beyond their control, such as fires, floods, hurricanes, earthquakes or other environmental catastrophes. Any downtime or facility damage may impact their ability to deliver critical raw materials to us. If any of our key suppliers were to experience such issues and not be able to deliver raw materials for a prolonged period, it would reduce our ability to effectively produce our finished goods, which could materially and adversely affect our business, financial condition, operating results and cash flows.

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

Our facilities are subject to numerous United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage, treatment, disposal and transport of hazardous waste and other materials, investigation and remediation of contaminated sites and protection of worker health and safety.  From time to time, our facilities are subject to investigation by governmental authorities.  In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which we or our predecessors are alleged to have sent hazardous materials for recycling or disposal.  We may be held liable, or incur fines or penalties in connection with such requirements or liabilities for, among other things, hazardous substances used in or released from our current or former operations or products, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of our properties from activities conducted by previous occupants.  The amount of such liability, fine or penalty may be material.  For example, MW, a subsidiary of MWM Holding, entered into an Administrative Order on Consent with the EPA relating to contamination at its Rocky Mount, Virginia property. Certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

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

Finally, while the purchase agreements governing certain of our acquisitions provide that the sellers will indemnify us, subject to certain limitations, for certain environmental liabilities, our ability to seek indemnification from the respective sellers is limited by various factors, including the financial condition of the indemnitor or responsible party as well as by the terms and limits of such indemnities or obligations. As a result, there can be no assurance that we could receive any indemnification from the sellers, and any related environmental liabilities, costs or penalties could have a material adverse effect on our financial condition and results of operations.

Our ability to consummate and effectively integrate future acquisitions, if any, will be critical to maintaining and improving our operating performance.

We will continue to pursue strategic acquisitions into our business if they provide future financial and operational benefits. Successful completion of any strategic transaction depends on a number of factors that are not entirely within our control, including our ability to negotiate acceptable terms, conclude satisfactory agreements and obtain all necessary regulatory approvals. There can be no assurance that we will consummate future acquisitions. In addition, our ability to effectively integrate these acquisitions into our existing business, culture, and financial reporting processes and internal controls may not be successful which could jeopardize future operational performance for the combined businesses.
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

Increases in transportation, freight and fuel costs could negatively impact our cost to deliver our products to our customers and thus increase our cost of products sold.  The Company estimates that a 10% increase in fuel costs for the year ended December 31, 2017 would have increased costs of products sold during such period by approximately $1.0 million. In addition to fuel costs, the availability of truck drivers and lane availability from third party carriers can also negatively impact our profit margins if market prices increase significantly for these freight services. If we are unable to increase the selling price of our products to our customers to cover any increases in transportation and fuel costs, net income may be adversely affected.

Changes in foreign currency exchange and interest rates could have a material adverse effect on our operating results and liquidity.

We have operations in Canada that generated approximately 10.9% of our revenues in 2017. As such, our net sales, earnings and cash flow are exposed to risk from changes in foreign exchange rates, which can be difficult to mitigate. For example, during 2017 the U.S. dollar weakened against the Canadian dollar by approximately 2.0%. Depending on the direction of changes relative to the U.S. dollar, Canadian dollar values can increase or decrease the reported values of our net assets and results of operations. The change in foreign currency exchange rates had a $4.3 million and $1.1 million net favorable translation impact on our net sales and gross profit, respectively, in 2017 compared to 2016 rates. We hedge this foreign currency exposure by evaluating the usage of certain derivative instruments which hedge certain, but not all, underlying economic exposures.
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

The terms of our debt covenants and the Merger Agreement could limit how we conduct our business and our ability to raise additional funds.

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

These restrictions, in addition to the restrictions under the Merger Agreement, may affect our ability to grow our business and take advantage of market and business opportunities or to raise additional debt or equity capital.

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
A downgrade of our external credit ratings could adversely impact our interest expense as well as future borrowings.

Our credit ratings are important to our cost of capital. The major debt rating agencies routinely evaluate our debt based on a number of factors, which include financial strength and business risk as well as transparency with rating agencies and timeliness of financial reporting. A downgrade in our debt rating could result in increased interest and other expenses on our existing variable interest rate debt, and could result in increased interest and other financing expenses on future borrowings. Downgrades in our debt rating could also restrict our access to capital markets and affect the value and marketability of our outstanding notes.
Recently enacted U.S. tax law revisions could materially impact our financial results.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation, H.R. 1, originally known as the Tax Cuts and Jobs Act (the "Tax Act"). The Tax Act makes broad and complex changes to the Internal Revenue Code (the "Code") including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, eliminating the corporate alternative minimum tax ("AMT") and changing how existing AMT credits can be realized, creating the base erosion anti-abuse tax ("BEAT"), creating a general limitation on deductible interest expense, and changing rules related to the utilization of net operating loss carryforwards created in tax years after December 31, 2017.

ASC 740 Income Taxes requires a company to record the effects of a tax law change in the period of enactment. Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that we include in our financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Although we believe these provisional amounts represent a reasonable estimate of the ultimate enactment-related impact the Tax Act will have on our consolidated financial statements, the amounts could be adjusted materially as additional information becomes available and further analyses are completed. The impact of the Tax Act to our business in future periods is also subject to a variety of factors beyond our control including, but not limited to, (i) potential amendments to the Tax Act; (ii) potential changes to state, local, and foreign tax laws in response to the Tax Act; and (iii) potential new or interpretative guidance issued by the Financial Accounting Standards Board or the Internal Revenue Service and other tax agencies. Any of these factors could cause our actual results to differ materiality from our current expectations and/or investors' expectations and there can be no assurance that the Tax Act will not have a materially adverse impact on our financial results.

We will be required to pay an affiliate of Ply Gem Holdings’ stockholders for certain tax benefits, including net operating loss carryovers, we may claim, and the amounts we may pay could be significant.
In connection with Ply Gem Holdings’ initial public offering, Ply Gem Holdings entered into a tax receivable agreement (the "Tax Receivable Agreement") with an entity controlled by an affiliate of the CI Partnerships (the “Tax Receivable Entity”). The Tax Receivable Agreement generally provides for the payment by us to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize in periods after the initial public offering as a result of (i) NOL carryovers from periods (or portions thereof) ending before January 1, 2013, (ii) deductible expenses attributable to the transactions related to the initial public offering and (iii) deductions related to imputed interest deemed to be paid by us as a result of or attributable to payments under the Tax Receivable Agreement.
The amount and timing of any payments under the Tax Receivable Agreement will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and the tax rate then applicable, our use of NOL carryovers and the portion of our payments under the Tax Receivable Agreement constituting imputed interest.

The payments we will be required to make under the Tax Receivable Agreement could be substantial. We expect that, as a result of the amount of the NOL carryovers from prior periods (or portions thereof) and assuming that we earn sufficient taxable income to realize the potential tax benefit described above, future payments under the Tax Receivable Agreement, in respect of the federal and state NOL carryovers, would be approximately $74.7 million in the aggregate and may be paid within the next five years, assuming that utilization of such tax attributes is not subject to limitation under Section 382 of the Code as the result of an “ownership change” (within the meaning of Section 382 of the Code) of Ply Gem Holdings. These amounts reflect only the cash savings attributable to current tax attributes resulting from the NOL carryovers. It is possible that future transactions or events could increase or decrease the actual tax benefits realized and the corresponding Tax Receivable Agreement payments from these tax attributes.
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

The CI Partnerships own approximately 66.7% of the outstanding common stock of Ply Gem Holdings, the direct parent company of Ply Gem Industries. Ply Gem Holdings has entered into an amended and restated stockholders agreement with the CI Partnerships and certain of our members of management. Under the stockholders agreement, the CI Partnerships are currently entitled to nominate a majority of the members of Ply Gem Holdings' board of directors and all of the parties to the stockholders agreement have agreed to vote their shares of our common stock as directed by the CI Partnerships. Accordingly, the CI Partnerships will be able to exercise significant influence over our business policies and affairs. In addition, the CI Partnerships can control any action requiring the general approval of Ply Gem Holdings' stockholders, including the election of directors, the adoption of amendments to Ply Gem Holdings' certificate of incorporation or by-laws and the approval of mergers or sales of substantially all of our assets.

Significant changes in factors and assumptions used to measure our defined benefit plan obligations, actual investment returns on pension assets and other factors could negatively impact our operating results and cash flows.

The recognition of costs and liabilities associated with our pension plans for financial reporting purposes is affected by assumptions made by management and used by actuaries engaged by us to calculate the benefit obligations and the expenses recognized for these plans. The inputs used in developing the required estimates are calculated using a number of assumptions, which represent management’s best estimate of the future. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets for the funded plans, retirement rates, and mortality rates. These assumptions are generally updated annually.

Our pension plans were underfunded by $14.2 million as of December 31, 2017. In recent years, the declining interest rates and changes to mortality assumptions have negatively impacted the funded status of our pension plans. In addition, volatile asset performance, most notably since 2008, has also negatively impacted the funded status of our pension plans. Funding requirements for our pension plans may become more significant. If our cash flows and capital resources are insufficient to fund our pension plan obligations, we could be forced to reduce or delay investments and capital expenditures, seek additional capital, or restructure or refinance our indebtedness.

Item 1B.  UNRESOLVED STAFF COMMENTS

None.

Item 2.      PROPERTIES

Our corporate headquarters is located in Cary, North Carolina.  We own and lease several additional properties in the United States and Canada.  We operate the following facilities as indicated, and each facility is leased unless indicated with “Owned” under the Lease Expiration Date column below.

Location	Square Footage	Facility Use	Lease Expiration Date

Siding, Fencing, and Stone Segment
Jasper, TN	270,000	Manufacturing and Administration	Owned
Fair Bluff, NC (1)	198,000	Manufacturing and Administration	9/30/2024
Kearney, MO (1)	175,000	Manufacturing and Administration	9/30/2024
Valencia, PA (2)	104,000	Manufacturing and Administration	9/30/2024
Martinsburg, WV (1)	163,000	Manufacturing and Administration	9/30/2024
Martinsburg, WV	195,000	Warehouse	12/1/2019
York, NE (1)	76,000	Manufacturing	9/30/2024
Stuarts Draft, VA	257,000	Manufacturing and Administration	Owned
Sidney, OH	819,000	Manufacturing and Administration	Owned
Gaffney, SC	259,000	Manufacturing and Administration	Owned
Harrisonburg, VA	358,000	Warehouse	7/31/2023
Kansas City, MO	36,000	Administration	12/31/2022
South Pittsburgh, TN	95,000	Warehouse	10/31/2018
Gaffney, SC	150,000	Warehouse	12/31/2020
Paris, ON, Canada	132,000	Manufacturing and Administration	Owned
Brantford, ON, Canada	225,000	Warehouse and Administration	1/31/2020
Mount Pearl, NFLD, Canada	20,000	Warehouse	10/31/2019
Dartmouth, NS, Canada	16,000	Warehouse	4/30/2022
Dartmouth, NS, Canada	15,000	Warehouse	1/31/2019
Saint John, NB, Canada	14,000	Warehouse	3/31/2018
Moncton, NB, Canada	19,000	Warehouse	7/31/2020
Fredericton, NB, Canada	16,000	Warehouse	12/31/2020
Le Gardeur, QC, Canada	20,000	Warehouse	8/31/2019
St. Hubert, QC, Canada	9,000	Warehouse	3/31/2019
Ottawa, ON, Canada	26,000	Warehouse	12/31/2022
Scarborough, ON, Canada	20,000	Warehouse	2/28/2019
London, ON, Canada	18,000	Warehouse	4/30/2022
Calgary, AB, Canada	41,000	Warehouse and Administration	8/31/2024
Edmonton, AB, Canada	37,000	Warehouse	12/31/2018
Langley, BC, Canada	17,000	Warehouse	10/31/2021
Selinsgrove, PA	86,000	Warehouse	5/31/2021
Olathe, KS	95,000	Manufacturing and Administration	5/31/2025
Youngsville, NC	75,000	Manufacturing and Administration	5/31/2025
Apopka, FL	18,000	Warehouse and Administration	5/30/2019
Clive, IA	2,000	Warehouse and Administration	2/29/2020
Adamstown, MD	1,000	Warehouse and Administration	10/19/2018
Charlotte, NC	4,000	Warehouse and Administration	3/30/2020
Mineral Wells, WV	20,000	Warehouse	1/1/2020

Windows and Doors Segment
Walbridge, OH (1)	250,000	Manufacturing and Administration	9/30/2024
Walbridge, OH	20,000	Warehouse	5/30/2018
Rocky Mount, VA (1)	600,000	Manufacturing and Administration	9/30/2024
Rocky Mount, VA	163,000	Manufacturing	5/31/2023
Rocky Mount, VA	180,000	Manufacturing	12/31/2023
Rocky Mount, VA	70,000	Warehouse	11/1/2021
Rocky Mount, VA	80,000	Warehouse	12/31/2023
Rocky Mount, VA	120,000	Warehouse	12/31/2023
Fayetteville, NC	56,000	Warehouse	Owned
Peachtree City, GA	148,000	Manufacturing and Administration	8/20/2024
Peachtree City, GA	40,000	Manufacturing and Administration	Owned
Dallas, TX	213,000	Manufacturing and Administration	2/17/2019
Bryan, TX	273,000	Manufacturing and Administration	8/20/2024
Bryan, TX	75,000	Manufacturing	8/31/2019
Auburn, WA	262,000	Manufacturing and Administration	1/31/2022
Corona, CA	128,000	Manufacturing and Administration	12/31/2020
Sacramento, CA	234,000	Manufacturing and Administration	9/12/2019
Calgary, AB, Canada (1)	301,000	Manufacturing and Administration	9/30/2024
Edmonton, AB, Canada	29,000	Warehouse	4/30/2021
Red Deer, AB, Canada	12,000	Warehouse	4/30/2018
Medicine Hat, AB, Canada	9,000	Warehouse	12/31/2020
Regina, SK, Canada	19,000	Warehouse	3/31/2021
Saskatoon, SK, Canada (3)	35,000	Warehouse	10/31/2027
Calgary, AB, Canada	351,000	Manufacturing and Administration	10/30/2022
Kelowna, BC, Canada	15,000	Warehouse	6/30/2021
Prince George, BC, Canada	16,000	Warehouse	5/31/2021
Vancouver, BC, Canada	17,000	Warehouse	10/31/2021
Edmonton, AB, Canada	18,000	Warehouse	4/30/2018
Lethbridge, AB, Canada	3,000	Warehouse	12/31/2018
Winnipeg, MB, Canada (3)	28,000	Warehouse	6/30/2022
Clairmont, AB, Canada	4,000	Warehouse	12/31/2018
Vacaville, CA	193,000	Manufacturing and Administration	9/12/2019
St. Marys, WV	198,000	Manufacturing and Administration	Owned
Ellenboro, WV	200,000	Manufacturing and Administration	Owned
Harrisville, WV	55,000	Manufacturing	Owned
Pennsboro, WV	101,000	Manufacturing and Administration	Owned
Paris, IL	224,000	Manufacturing and Administration	Owned
Vienna, WV	131,000	Warehouse	6/30/2018
Paris, IL	120,000	Warehouse	3/31/2025
Columbus, OH	23,000	Administration	5/31/2021

Corporate
Cary, NC	38,000	Administration	10/31/2020
Durham, NC	95,000	Research & Development	12/31/2022

(1)	These properties are included in a long-term lease entered into as a result of a sale/leaseback agreement entered into in August 2004.

(2)	This property was subleased to a third party starting in 2010.

(3)	These properties are utilized by the Siding, Fence and Stone segment as well as the Windows and Doors segment.

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

Environmental

We are subject to United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage, treatment, disposal and transport of hazardous waste and other materials, investigation and remediation of contaminated sites, and protection of worker health and safety. From time to time, our facilities are subject to investigation by governmental authorities. In addition, we have been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which our entities or their predecessors are alleged to have sent hazardous materials for recycling or disposal. We may be held liable, or incur fines or penalties, in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of our properties from activities conducted by us or previous occupants. The amount of any liability, fine or penalty may be material, and certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc., entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), under the Resource Conservation and Recovery Act (“RCRA”), with respect to its Rocky Mount, Virginia property. During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. In 2012, the EPA approved the Workplan, which MW is currently implementing. We have recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.1 million within other long-term liabilities in our consolidated balance sheets at December 31, 2017 and 2016, respectively.  We may incur costs that exceed our recorded environmental liability. We will adjust our environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Environmental authorities are investigating groundwater contamination at a Superfund site in York, Nebraska. In 2010, sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska. In February 2015, the EPA sent Kroy a request for information pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and in May 2015, Kroy responded to the request for information. Kroy could have liability for investigation and remediation costs associated with the contamination. Given the current status of this matter, we have not recorded a liability in our consolidated balance sheets as of December 31, 2017 and December 31, 2016.

From time to time, we may incur investigation and remediation costs in connection with other facilities we currently own or operate or previously owned or operated. For example, we have a $0.1 million liability included in our consolidated balance sheets at December 31, 2017 and December 31, 2016, for potential contamination issues at our Calgary, Alberta property. In addition, we are required to contribute to investigation and remediation costs at various third party waste disposal facilities at which we or a related entity have been identified as a potentially responsible party.

We are a party to various acquisition and other agreements pursuant to which third parties agreed to indemnify us for certain costs relating to environmental liabilities. For example, we may be able to recover some of our Rocky Mount, Virginia investigation and remediation costs from U.S. Industries, Inc. and may be able to recover a portion of any costs incurred in connection with the Kroy contamination matter in York, Nebraska from Alcan Aluminum Corporation. Our ability to seek indemnification from parties that have agreed to indemnify us may be limited. There can be no assurance that we would receive any funds from these parties, and any related environmental liabilities or costs could have a material adverse effect on our financial condition and results of operations.

Based on current information, we are not aware of any environmental compliance obligations, claims or investigations that will have a material adverse effect on our results of operations, cash flows or financial position except as otherwise disclosed in our consolidated financial statements. However, there can be no guarantee that previously known or newly-discovered matters will not result in material costs or liabilities.

Self-insured risks

We maintain a broad range of insurance policies which include general liability insurance coverage and workers compensation. These insurance policies protect the Company against a portion of the risk of loss from claims. However, we retain a portion of the overall risk for such claims through our self-insured per occurrence and aggregate retentions, deductibles, and claims in excess of available insurance policy limits. Our general liability insurance includes coverage for certain damages arising out of product design and manufacturing defects. Our insurance coverage is generally subject to a per occurrence retention and certain coverage exclusions.

Our reserves for costs associated with claims, as well as incurred but not reported losses (“IBNR”), based on an outside actuarial analysis of its historical claims. These estimates make up a significant portion of our liability and are subject to a high degree of uncertainty due to a variety of factors, including changes in type of claims, claims reporting and resolution patterns, frequency and timing of claims, third party recoveries, estimates of claim values, claims management expenses (including legal fees and expert fees), insurance industry practices, the regulatory environment, and legal precedent. Adjustments to estimated reserves are recorded in the period in which the change in estimate occurs.

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

As a result of the Vinyl Clad Settlement Agreement, we have a liability of approximately $1.4 million as of December 31, 2017 and December 31, 2016, with $0.7 million as a current liability within accrued expenses and $0.7 million as a noncurrent liability within other long-term liabilities in our consolidated balance sheets as of December 31, 2017 and December 31, 2016. It is possible that we may incur costs in excess of the recorded amounts; however, we currently expect that the total net cost will not exceed this liability.

In Anthony Pagliaroni et al. v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by Mastic Home Exteriors, Inc. (“MHE”). The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. The hearing regarding plaintiffs’ motion for class certification was held on March 10, 2015, and the District Court denied plaintiffs’ motion for class certification on September 22, 2015. On October 6, 2015, plaintiffs filed a petition for interlocutory appeal of the denial of class certification to the U.S. Court of Appeals for the First Circuit, and on April 12, 2016, the Court of Appeals denied this petition for appeal, meaning the case continues to be litigated with the individual named plaintiffs. Deceuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify MHE for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. MHE's ability to seek indemnification from Deceuninck is, however, limited by the terms and limits of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.

In re Ply Gem Holdings, Inc. Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with our initial public offering ("IPO"). It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to our IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that our Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, we have agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between us and each of the directors and officers named in this action, we have agreed to assume the defense of such directors and officers. During 2017, the parties have reached an agreement in principle to settle the matter for approximately $26.0 million and notified the Court of this, which is subject to the finalization of the settlement agreement, Court approval and requests for exclusion by members of the settlement class. We accrued the $26.0 million within accrued expenses as of December 31, 2017 in our consolidated balance sheet, and also initially recognized an insurance receivable of $25.4 million within other current assets that was offset by 2017 insurance proceeds of $8.7 million, for a net insurance receivable of $16.7 million as of December 31, 2017 in our consolidated balance sheet as certain of our directors' and officers' liability insurance carriers are to fund the majority of the settlement amount with us agreeing to pay certain disputed litigation expenses of approximately $0.6 million. The defendants deny all liability in the settlement and with respect to the facts and claims alleged. We, however, are aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle this matter.

In Raul Carrillo-Hueso and Chec Xiong v. Ply Gem Industries, Inc. and Ply Gem Pacific Windows Corporation, a purported class action filed on November 25, 2015 in the Superior Court of the State of California, County of Alameda, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of, among other things, the defendants’ failure to provide (a) statutorily required meal breaks at the Sacramento, California facility, (b) accurate wage statements to employees in California, and (c) all wages due on termination in California. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. On January 7, 2017, the parties agreed to settle this matter for approximately $1.0 million, and on June 29, 2017, the Court granted final approval of the settlement. We accrued for this amount in accrued expenses as of December 31, 2016 in our consolidated balance sheet and subsequently paid the settlement during the year ended December 31, 2017. We deny all liability in the settlement and with respect to the facts and claims alleged. We, however, are aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle this matter.

In Tina Morgan v. Ply Gem Industries, Inc. and Simonton Industries, Inc., a purported class action filed on December 11, 2015 in the Superior Court of the State of California, County of Solano, plaintiff, on behalf of herself and all others similarly situated, alleges damages as a result of, among other things, the defendants’ failure at the Vacaville, California facility to (a) pay overtime wages, (b) provide statutorily required meal breaks, (c) provide accurate wage statements, and (iv) pay all wages owed upon termination. The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. On December 9, 2016, the parties agreed to settle this matter for approximately $0.9 million, and on May 22, 2017, the Court granted final approval of the settlement. We accrued for this amount in accrued expenses as of December 31, 2016 in our consolidated balance sheet and subsequently paid the settlement during the year ended December 31, 2017. We deny all liability in the settlement and with respect to the facts and claims alleged. We, however, are aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle this matter.

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

Other contingencies

We are subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  We have used various substances in products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of December 31, 2017.

Item 4.     MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed and traded on the New York Stock Exchange under the symbol “PGEM”. The following table sets forth, for our fiscal quarters indicated, high and low sale prices for a share of our common stock on the NYSE, as reported by the NYSE:

Year	High	Low
2017:
Fourth Quarter	$18.80	$15.20
Third Quarter	18.05	14.55
Second Quarter	20.00	16.10
First Quarter	20.00	15.40

2016:
Fourth Quarter	$16.90	$12.85
Third Quarter	16.09	12.96
Second Quarter	15.72	13.22
First Quarter	14.66	8.58

Stock Performance Graph

The following graph shows a comparison from May 23, 2013 (the date our common stock commenced trading on the NYSE) through December 31, 2017 of the cumulative return for our common stock (PGEM), the Standard & Poor's 500 Stock Index (S&P 500), and the Standard & Poor's Industrials Index (S&P Industrials Index). The graph assumes that $100 was invested at the market close on May 23, 2013 in the common stock of Ply Gem Holdings, Inc., the S&P 500 Index and the S&P Industrials Index, and assumes reinvestments of dividends, if any. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

Holders

As of March 5, 2018, there were approximately 5 stockholders of record of our common stock, one of which was Cede & Co., a nominee for The Depository Trust Company. All of our common stock held by brokerage firms, banks and other financial institutions as nominees for beneficial owners are considered to be held of record by Cede & Co., who is considered to be one stockholder of record. A substantially greater number of holders of our common stock are “street name” or beneficial holders, whose shares of common stock are held of record by banks, brokers and other financial institutions. Because such shares of common stock are held on behalf of stockholders, and not by the stockholders directly, and because a stockholder can have multiple positions with different brokerage firms, banks and other financial institutions, we are unable to determine the total number of stockholders we have.

Unregistered Sales of Equity Securities and Use of Proceeds

No securities of ours which were not registered under the Securities Act of 1933 were issued or sold by us during the three months ended December 31, 2017.

Purchases of Equity Securities by the Issuer

There were no purchases by the Company of our common stock during the three months ended December 31, 2017.

Dividends

Ply Gem Holdings has paid no dividends in the years ended December 31, 2017 and 2016.

The indenture for the 6.50% Senior Notes, the Term Loan Facility and the ABL Facility restrict the ability of Ply Gem Industries and its subsidiaries to make certain payments and transfer assets to Ply Gem Holdings.  In addition, the ABL Facility imposes restrictions on the ability of Ply Gem Holdings to make certain dividend payments.

Item 6.      SELECTED FINANCIAL DATA

The financial data set forth below is for the five-year period ended December 31, 2017.   The data should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the consolidated financial statements, related notes and other financial information included elsewhere in this report.

	For the year ended December 31,
(Amounts in thousands, except per share data)	2017	2016		2015 (1)	2014 (2)	2013 (3)
Statement of operations data:
Net sales	$2,056,303	$1,911,844		$1,839,726	$1,566,643	$1,365,581
Cost of products sold	1,587,790	1,449,570		1,420,014	1,258,842	1,106,911
Gross profit	468,513	462,274		419,712	307,801	258,670
Operating expenses:
Selling, general and administrative expenses	272,984	268,714		271,874	224,163	187,131
Amortization of intangible assets	21,271	25,064		25,306	22,140	20,236
Initial public offering costs	—	—		—	—	23,527
Total operating expenses	294,255	293,778		297,180	246,303	230,894
Operating earnings	174,258	168,496		122,532	61,498	27,776
Foreign currency gain (loss)	1,363	299		(3,166)	(992)	(1,533)
Interest expense	(69,361)	(72,718)		(74,876)	(71,269)	(92,046)
Interest income	78	36		57	83	362
Tax receivable agreement liability adjustment	10,749	(60,874)		(12,947)	670	5,167
Loss on modification or extinguishment of debt	(2,106)	(11,747)		—	(21,364)	(18,948)
Income (loss) before provision (benefit) for income taxes	114,981	23,492		31,600	(31,374)	(79,222)
Provision (benefit) for income taxes	46,654	(51,995)		(688)	(105)	298
Net income (loss)	$68,327	$75,487		$32,288	$(31,269)	$(79,520)

Per basic common share:
Net income (loss) applicable to common shares	$1.00	$1.11		$0.47	$(0.46)	$(1.32)
Per diluted common share:
Net income (loss) applicable to common shares	$0.99	$1.10		$0.47	$(0.46)	$(1.32)

Total assets(4)	$1,319,567	$1,257,741	(5)	$1,266,572	$1,232,711	$1,025,836
Long-term debt, less current maturities (4)	$807,334	$836,086		$975,531	$967,053	$801,890

(1)	Includes the results of Canyon Stone from the date of acquisition, May 29, 2015.

(2)	Includes the results of Simonton from the date of acquisition, September 19, 2014.

(3)	Includes the results of Gienow from the date of acquisition, April 9, 2013 and Mitten from the date of acquisition, May 31, 2013.

(4)
In accordance with ASU No. 2015-03 Interest-Imputed Interest: Simplifying the Presentation of Debt Issuance Costs, the Company reclassified $19.3 million in 2015, $21.9 million in 2014, and $15.1 million in 2013 of debt issuance costs to long-term debt. Total assets and total liabilities were each reduced by these amounts with no impact to net income (loss) or total shareholders’ equity (deficit) previously reported.

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

Item 7.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations is intended to clarify the results of our operations, certain changes in our financial position, liquidity, capital structure and business developments for the years covered by the consolidated financial statements included in this Annual Report on Form 10-K.  This discussion should be read in conjunction with, and is qualified by reference to, the other related information including, but not limited to, the audited consolidated financial statements (including the notes thereto and the independent registered public accounting firm’s reports thereon), and the description of our business, all as set forth in this Annual Report on Form 10-K, as well as the risk factors discussed below and in Item 1A.

Certain statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are “forward-looking statements.”  See “Cautionary Statement with Respect to Forward-Looking Statements” and “Risk Factors.”

General

We are a leading manufacturer of exterior building products in North America, operating in two reportable segments: (i) Siding, Fencing, and Stone and (ii) Windows and Doors, which comprised approximately 47% and 53% of our sales, respectively, for the fiscal year ended December 31, 2017.  These two segments produce a comprehensive product line of vinyl siding, designer accents, cellular PVC trim, vinyl fencing, vinyl and composite railing, stone veneer and vinyl windows and doors used in both the new construction market and the home repair and remodeling market in the United States and Canada.  Vinyl building products have the leading share of sales volume in siding and windows in the United States.  We also manufacture vinyl and aluminum soffit and siding accessories, aluminum trim coil, wood windows, aluminum windows, vinyl and aluminum-clad windows and steel and fiberglass doors, enabling us to bundle complementary and color-matched products and accessories with our core products.  We believe that our comprehensive product portfolio and geographically diverse, low cost manufacturing platform allow us to better serve our customers and provide us with a competitive advantage over other exterior building products suppliers.

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

On January 31, 2018, we entered into the Merger Agreement with Parent and Merger Sub, each a wholly owned subsidiary of funds sponsored by CD&R. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company (the “Merger”), with Ply Gem Holdings surviving the Merger as a wholly owned subsidiary of Parent (the “Acquisition”).  At the Effective Time, each of our issued and outstanding shares of common stock, par value $0.01 per share, will be cancelled and extinguished and converted into the right to receive $21.64 in cash, without interest (the “Merger Consideration”), less any applicable withholding taxes. The consummation of the Merger remains subject to customary closing conditions. As a result of the Merger, we will cease to be a publicly traded company.
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

Critical accounting policies

The following discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  Certain of our accounting policies require the application of judgments in selecting the appropriate assumptions for calculating financial estimates.  By their nature, these judgments are subject to an inherent degree of uncertainty.  We periodically evaluate the judgments and estimates used for our critical accounting policies to ensure that such judgments and estimates are reasonable for our interim and year-end reporting requirements.  These judgments and estimates are based upon our historical experience, current trends and information available from other sources, as appropriate.  If different conditions occur compared to our assumptions and judgments, the results could be materially different from our estimates.  Management also believes that the nine areas where different assumptions could result in materially different reported results are (1) goodwill and intangible asset impairment tests, (2) accounts receivable related to the estimation of allowances for doubtful accounts, (3) inventories in estimating reserves for obsolete and excess inventory, (4) warranty reserves, (5) insurance reserves, (6) income taxes including the Tax Receivable Agreement, (7) rebates, (8) pensions, and (9) environmental accruals and other contingencies.  Although we believe the likelihood of a material difference in these areas is low based upon our historical experience, a 10% change in our allowance for doubtful accounts, inventory provision estimates, and warranty reserve at December 31, 2017 would result in an approximate $0.3 million, $0.8 million, and $7.7 million impact on expenses, respectively. Additionally, we have included in the discussion that follows our estimation methodology for both accounts receivable and inventories.  While all significant policies are important to our consolidated financial statements, some of these policies may be viewed as being critical.  Our critical accounting policies include:

Revenue Recognition.  We recognize sales based upon shipment of products to our customers net of applicable provisions for discounts and allowances.  Generally, the customer takes title upon shipment and assumes the risks and rewards of ownership of the product.  For certain products, it is industry standard that customers take title to products upon delivery, at which time revenue is then recognized by the Company.  Revenue includes the selling price of the product and all shipping costs paid by the customer.  Revenue is reduced at the time of sale for estimated sales returns and all applicable allowances and discounts based on historical experience.  We also provide for estimates of warranty, shipping costs and certain sales-related customer programs at the time of sale.  Shipping and warranty costs are included in cost of products sold.  Bad debt expense and certain marketing expenses are included in SG&A expense.  We believe that our procedures for estimating such amounts are reasonable and historically have not resulted in material adjustments in subsequent periods when the estimates are reconciled to the actual amounts. Starting in fiscal 2018, in connection with the adoption of ASU No. 2014-09, Revenue from Contracts with Customers, we expect to include additional disaggregated revenue disclosures.

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

Inventories.  Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or net realizable value.  We record provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold.

Goodwill Impairment.  We perform an annual test for goodwill impairment during the fourth quarter of each year (November 25th for 2017) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  We early adopted ASU No. 2017-04, Intangibles-Goodwill and other (Topic 350) during the year ended December 31, 2017. As such, we measure the goodwill impairment as the amount by which the reporting unit’s carrying value exceeds its fair value not to exceed the carrying amount of goodwill in a reporting unit. We have elected not to utilize the qualitative Step Zero impairment assessment. There was no goodwill impairment for the years ended December 31, 2017 and December 31, 2016. However, we will continue to evaluate goodwill during future years and future declines in the residential housing and repair and remodeling markets or our market capitalization could result in goodwill impairments.

To evaluate goodwill impairment, we estimate the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.

A summary of the key assumptions utilized in the goodwill impairment analysis at November 25, 2017, November 26, 2016, and November 28, 2015, as it relates to the fair values and the sensitivities for these assumptions follows:

	Siding, Fencing, and Stone
	As of November 25, 2017	As of November 26, 2016	As of November 28, 2015
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,049,000	1,100,000	1,100,000
Terminal growth rate	3.0%	3.0%	3.0%
Discount rate	11.5%	11.0%	11.5%

Market approach:
Control premiums	5.0%	5.0%	5.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$121,553	$116,628	$104,863
Estimated fair value decrease in the event of a
1% increase in the discount rate	203,109	203,838	189,363
Estimated fair value decrease in the event of a
1% decrease in the control premium	17,141	17,363	16,790

As of November 25, 2017, we reduced the terminal year estimated housing starts assumption from 1,100,000 in 2016 to 1,049,000 for the 2017 valuation, which reflects a normalized housing start level with an adjustment for potential pullback during the terminal period as the U.S. housing market has been in a growing market for over seven years. We estimate that normalized recurring housing starts will be in a range of 1,000,000 to 1,200,000 to keep up with U.S. population growth according to the Joint Center for Housing Studies of Harvard University. We also maintained our terminal growth rate assumption at 3.0% for the three-year period, which is 0.5% lower than the assumption utilized in the Windows and Doors analysis due to Windows and Doors' higher correlation with the new construction market, which provides higher growth levels as we return to a normalized housing market. As of November 25, 2017, we increased Siding, Fencing, and Stone’s discount rate by 0.5% to 11.5%, due to the risk associated with the decrease in operating earnings of $10.3 million or 6.6% from higher material costs not fully offset by higher net selling prices despite the net sales increase of $83.3 million achieved during 2017. As of November 26, 2016, we decreased Siding, Fencing, and Stone’s discount rate by 0.5% to 11.0%, due to the consistent profitable financial performance demonstrated by Siding, Fencing, and Stone increasing their operating earnings $22.4 million or 16.6% during 2016.

	Windows and Doors
	As of November 25, 2017	As of November 26, 2016	As of November 28, 2015
Assumptions:
Income approach:
Estimated housing starts in terminal year	1,049,000	1,100,000	1,100,000
Terminal growth rate	3.5%	3.5%	3.5%
Discount rate	18.0%	16.0%	17.0%

Market approach:
Control premiums	10.0%	10.0%	10.0%

Sensitivities:
(Amounts in thousands)
Estimated fair value decrease in the event of a
1% decrease in the terminal year growth	$18,582	$14,695	$12,554
Estimated fair value decrease in the event of a
1% increase in the discount rate	43,485	37,662	35,285
Estimated fair value decrease in the event of a
1% decrease in the control premium	5,568	4,885	4,451
As of November 25, 2017, we reduced the terminal year estimated housing starts assumption from 1,100,000 in 2016 to 1,049,000 for the 2017 valuation, which reflects a normalized housing start level with an adjustment for a potential pullback during the terminal period as the U.S. housing market has been in a growing market for over seven years. As of November 25, 2017, we increased the Windows and Doors’ discount rate by 2.0% to 18.0% to account for the risk associated with continuing projected gross margin expansion within the competitive building products industry combined with the risk of a pullback in the terminal year despite the $12.9 million or 29.5% improvement in operating earnings achieved during 2017. As of November 26, 2016, we decreased the Windows and Doors’ discount rate by 1.0% to 16.0% as a reflection of the improved operating performance of the Windows and Doors reporting unit which increased their operating earnings $25.4 million or 139.5% during the year ended December 31, 2016 due to improved gross profit margins resulting from higher selling prices and favorable material costs.
    As of November 25, 2017, we maintained the Windows and Doors’ control premium at 10.0%, consistent with the prior year due to the consistent performance of the business achieved during 2017.
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

(Amounts in thousands)	As of	As of	As of
	November 25,	November 26,	November 28,
	2017	2016	2015
Estimated Windows and Doors reporting unit fair value increase (decrease) in the event of a 10% increase in the weighting of the market multiples method	$(5,000)	$4,000	$3,000
Estimated Siding, Fencing, and Stone reporting unit fair value increase (decrease) in the event of a 10% increase in the weighting of the market multiples method	(10,000)	3,000	2,000

As of November 25, 2017, the discounted cash flow method valuation produced a higher value for both reporting units than the guideline public company method and as such the change to market multiple weighting would reduce the 2017 valuation.

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

During the year ended December 31, 2016, we determined that a valuation allowance was no longer required against our net federal deferred tax assets and a portion of our net state deferred tax assets. As a result, we released approximately $86.5 million of our valuation allowance since positive evidence outweighed negative evidence thereby allowing us to achieve the “more likely than not” realization threshold. We still remain in a valuation allowance position at December 31, 2017 against our deferred tax assets for certain state and Canadian jurisdictions as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these states and Canadian jurisdictions. Refer to Note 10 Income Taxes to the consolidated financial statements for additional information regarding income taxes.

Tax Receivable Agreement (“TRA”) Liability. The TRA liability generally provides for our payment to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that we actually realize in periods ending after the IPO as a result of (i) net operating loss carryovers ("NOLs") from periods ending before January 1, 2013, (ii) deductible expenses attributable to the IPO and (iii) deductions related to imputed interest. Since the inception of the TRA liability with the 2013 IPO, we have historically had a full valuation allowance for federal purposes and had partial valuation allowances on certain state and Canadian jurisdictions. As a result of the tax valuation allowance position for federal and state purposes, we historically calculated the TRA liability considering (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s previous cumulative loss position) and (ii) future income due to the expected reversal of deferred tax liabilities. During the year ended December 31, 2016, we released our discrete valuation allowance on our federal deferred tax assets and certain state deferred tax assets of approximately $55.2 million, due to positive factors outweighing negative evidence thereby allowing us to achieve the “more likely than not” realization threshold. The factors surrounding the release of this valuation allowance thereby eliminated any uncertainty as to future taxable income. Consequently, for purposes of calculating the TRA liability, we utilized future forecasts of taxable income beyond the 2016 tax year to determine the TRA liability. Our future taxable income estimate was used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate as we retain the benefit of 15% of the tax savings. As of December 31, 2017 and 2016, we had a $69.5 million and $79.7 million liability, respectively, for the amount due pursuant to the Tax Receivable Agreement.

ASC 740 Income Taxes requires a company to record the effects of a tax law change in the period of enactment. Due to the complexities involved in accounting for the recently enacted Tax Act, the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 118 requires that the company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, we have performed an earnings and profits analysis associated with the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, and as a result of accumulated losses, there will be no income tax effect recorded for the year ended December 31, 2017 based on the reasonable estimate guidance provided by SAB 118. We are continuing to assess the impact from the Tax Act and may record further adjustments in 2018.

Results of Operations

The following table summarizes net sales and net income by segment and is derived from the accompanying consolidated statements of operations included in this report.

	Year ended December 31,
(Amounts in thousands)	2017	2016	2015
Net Sales
Siding, Fencing, and Stone	$970,198	$886,851	$840,118
Windows and Doors	1,086,105	1,024,993	999,608
Operating earnings (loss)
Siding, Fencing, and Stone	146,753	157,058	134,654
Windows and Doors	56,435	43,579	18,195
Unallocated	(28,930)	(32,141)	(30,317)
Foreign currency gain (loss)
Siding, Fencing, and Stone	303	204	(954)
Windows and Doors	1,060	95	(2,212)
Interest income (expense), net
Siding, Fencing, and Stone	29	16	22
Windows and Doors	21	12	17
Unallocated	(69,333)	(72,710)	(74,858)
Income tax benefit (expense)
Unallocated	(46,654)	51,995	688
Loss on modification or
extinguishment of debt
Unallocated	(2,106)	(11,747)	—
Tax receivable agreement liability adjustment
Unallocated	10,749	(60,874)	(12,947)

Net income	$68,327	$75,487	$32,288

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

Siding, Fencing, and Stone Segment

	Year ended December 31,
(Amounts in thousands)	2017		2016		2015
Statement of operations data:
Net sales	$970,198	100.0%	$886,851	100.0%	$840,118	100.0%
Gross profit	248,249	25.6%	259,485	29.3%	238,326	28.4%
SG&A expense	92,541	9.5%	89,704	10.1%	90,760	10.8%
Amortization of intangible assets	8,955	0.9%	12,723	1.4%	12,912	1.5%
Operating earnings	146,753	15.1%	157,058	17.7%	134,654	16.0%
Currency transaction gain (loss)	303	—%	204	—%	(954)	(0.1)%

Net Sales

Net sales for the year ended December 31, 2017 increased $83.3 million or 9.4% compared to the year ended December 31, 2016. The 9.4% net sales increase was driven by a $76.5 million or 9.4% net sales increase for the U.S. market and a net sales increase of $6.8 million or 9.1% for the Canadian market for the year ended December 31, 2017 relative to the year ended December 31, 2016. In the U.S. market, the 9.4% net sales increase resulted from improved U.S. market demand for our products, new business wins, and higher average selling prices, which increased in response to higher material costs. The favorable U.S. demand factors increased our vinyl siding unit sales by 7.0% for the year ended December 31, 2017 compared to the year ended December 31, 2016. In addition, our average selling prices increased 0.5% in response to higher material costs resulting in higher net sales of approximately $15.0 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. Overall, we achieved the 9.4% net sales increase in the U.S. market from improved volume, price, and market share gains that were partially offset by inventory buybacks of $2.7 million related to new business wins during the year ended December 31, 2017. In Canada, we achieved the 9.1% net sales increase from increased unit volume sales of 4.6% for our vinyl siding products in Canada and a favorable foreign currency impact of $2.2 million. Our improved net sales in the Canadian market continues to reflect the stabilization in the Canadian market despite the challenging conditions that currently exist in Canada from the significant decline in energy prices that have stymied housing and economic development particularly in Western Canada for the last several years.

Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, single family housing starts commencing in the period from September 2016 to September 2017 directly impacts the demand for our products for the year ended December 31, 2017. According to the U.S. Census Bureau, single family housing starts increased 9.6% during this lag affected period reflecting these improved market conditions. Specifically, the heavy vinyl siding geographic areas in the Northeast increased 3.2% while the Midwest increased 9.4% during the lag affected year. In addition to the new construction market improvement, remodeling activity, according to the Leading Indicator of Remodeling Activity (“LIRA”), reflected the 2017 fourth quarter trailing twelve months increasing 6.6% compared to 2016. However, due to the relative high dollar value or “big ticket” nature of our replacement products, we believe that true remodeling market demand for our big ticket exterior products increased approximately 3.0%. Since our Siding, Fencing, and Stone segment is heavily weighted to the repair and remodeling market, we estimate the weighted average U.S. market increase to be 5.3% for the year ended December 31, 2017, which we exceeded with our 7.0% vinyl siding unit net sales increase in the U.S. for the year ended December 31, 2017. Our 7.0% vinyl siding unit sales increase also exceeded the market indicators as reported by the Vinyl Siding Institute which reported that U.S. vinyl siding industry shipments increased 5.7% during the year. The improved U.S. and Canadian market conditions accounted for the majority of the 9.4% net sales increase achieved during the year ended December 31, 2017, however our sales also benefited from new business wins, which we believe is demonstrated by the improvement in our U.S. market position in vinyl siding, which increased from 39.8% to 40.4% during 2017 relative to 2016, while our share of the Canadian vinyl siding market improved from 31.5% to 32.7% during 2017 relative to 2016. For the years ended December 31, 2017 and 2016, the percentage of net sales in vinyl siding and metal accessories represented approximately 57.0% and 25.2% and 58.0% and 24.7%, respectively, with our net sales of other products comprising approximately 17.8% and 17.3%, respectively.

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

Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore, single family housing starts commencing in the period from September 2015 to September 2016 directly impacts the demand for our products for the year ended December 31, 2016. According to the U.S. Census Bureau, single family housing starts increased 9.0% during this lag affected period reflecting the improved market conditions. In addition to the new construction market improvement, remodeling activity, according to the LIRA, reflected the 2016 trailing twelve months increasing 6.0% compared to the 2015 period. However, due to the relative higher dollar value or “big ticket” nature of our replacement products, we believe that true remodeling market demand for our big ticket exterior products increased 3.0% to 4.0%. Since our Siding, Fencing, and Stone segment is heavily weighted to the repair and remodeling market, we estimate the weighted average U.S. market repair and remodeling increase to be 5.4% for 2016. Our U.S. unit sales increase of 10.6% outperformed the estimated market increase but was partially offset by our lower average selling prices. The improvement in single family housing starts and remodeling expenditures as well as our ability to exceed these market indicators on a unit basis is evidenced by the Vinyl Siding Institute reporting that U.S. vinyl siding industry shipments increased 5.2% while shipments in Canada decreased 8.5% for 2016 relative to 2015 compared to our vinyl industry shipments increase of 8.1% in the U.S. and our 4.5% decrease in Canada.

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

Gross Profit

Gross profit for the year ended December 31, 2017 decreased $11.2 million or 4.3% compared to the year ended December 31, 2016. The gross profit decrease resulted from higher raw material input costs that were not fully offset by increased average selling prices, higher freight costs and the near-term negative impact of Hurricanes Harvey and Irma. The increased raw material costs were largely related to aluminum and PVC resin which increased 22.2% and 10.3%, respectively, during the year ended December 31, 2017 relative to the year ended December 31, 2016. This unfavorable material cost pricing decreased gross profit by approximately $28.6 million during the year ended December 31, 2017 relative to the year ended December 31, 2016. Although we were able to partially offset this $28.6 million with selling price increases of $15.0 million that were implemented during the first and second quarters of 2017, our realization from the early price increases was below expectations due to timing and market acceptance and, as a result, we announced additional price increases during the second quarter of 2017. These additional price increases are expected to improve gross margins during 2018. While historically we have successfully demonstrated our ability to pass along these material cost increases to customers, which enables our gross margins to remain relatively stable over an annualized period, our gross profit margins may be compressed during periods of rising raw material costs and expand as our selling price increases take effect or material inflation abates. In addition to the higher material costs, we also incurred increased freight expenses during the year ended December 31, 2017 of $5.1 million due to a 15.1% increase in diesel costs for the year ended December 31, 2017 compared to 2016 as well as limited experienced drivers and route availability which impacted our common carrier cost, as well as higher operating costs relative to the year ended December 31, 2016 that negatively impacted our gross profit. Furthermore, we incurred unfavorable mix from the $25.6 million increase in metal sales during the year ended December 31, 2017 compared to the year ended December 31, 2016, which carry lower gross profit margins than vinyl sales. The negative trends within gross profit were partially offset by improved operating metrics within our Canadian business which experienced higher gross profit of $2.3 million for the year ended December 31, 2017 compared to the year ended December 31, 2016, which can be attributed to higher average selling prices, improved market conditions within Canada that led to unit volume increases, and favorable foreign currency rates.

In addition to the higher material, operating, and freight costs as well as unfavorable product mix, our siding, fencing and stone segment was also negatively impacted by Hurricanes Harvey and Irma by approximately $6.2 million during the year ended December 31, 2017. Hurricane Harvey’s torrential rainfall and flooding of the Houston, Texas area negatively impacted our raw material sourcing with two of the four domestic PVC resin producers declaring “force majeure”. In addition, we incurred higher freight charges related to moving our existing supply of PVC resin between our plants because of the temporary PVC resin shortage in the Houston chemical market which supplies a significant percentage of the total U.S. PVC resin market. Since Hurricanes Harvey and Irma occurred on August 24th and September 10th, respectively, the negative impact from these storms commenced during the later portion of our third quarter but permeated into our fourth quarter as well from continued negative raw material pricing, sourcing and freight costs. Overall, our gross profit declined during the year ended December 31, 2017 compared to the year ended December 31, 2016 despite volume increases and higher average selling prices as they were fully offset by higher material, freight, and operating costs.

As a percentage of net sales, gross profit decreased from 29.3% for the year ended December 31, 2016 to 25.6% for the year ended December 31, 2017. The 370 basis point decrease for the year ended December 31, 2017 resulted from increased raw material costs primarily for aluminum and PVC resin that were not fully offset during 2017 by increased selling prices. Also, our sales of our metal accessories, which typically carry lower gross profit margins, outpaced our vinyl siding sales, that resulted in a negative product mix impact on our gross profit percentage. In addition, our gross profit margins were unfavorably impacted by Hurricanes Harvey and Irma as well as higher operating and freight costs experienced during the year ended December 31, 2017.

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

SG&A Expense

SG&A expense for the year ended December 31, 2017 increased from the year ended December 31, 2016 by approximately $2.8 million or 3.2%. The $2.8 million SG&A expense increase resulted from $2.9 million in higher selling and marketing expenses related to the 9.4% net sales increase, $0.9 million in higher legal and professional expenses, $0.7 million in unfavorable workers compensation expenses, $0.2 million in higher research and development expenses, and $0.5 million in increased SG&A expenses for the stone business partially offset by lower management compensation expense of $2.4 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. As a percentage of net sales, SG&A expense decreased 60 basis points from 10.1% for the year ended December 31, 2016 to 9.5% for the year ended December 31, 2017 as a result of the lower management compensation expense and improved operating leverage related to the net sales increase.

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

As a percentage of net sales excluding Canyon Stone, SG&A expense decreased from 10.8% for the year ended December 31, 2015 to 10.1% for the year ended December 31, 2016. The decrease reflects improved leverage on the fixed component of our SG&A expenses relative to the net sales increase as well as the impact of certain sales and marketing cost initiatives which resulted in our sales and marketing expenses decreasing $3.6 million during the year ended December 31, 2016 relative to the year ended December 31, 2015.

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2017 decreased approximately $3.8 million or 29.6% compared to the year ended December 31, 2016 due to certain customer relationship intangible assets becoming fully amortized during the year ended December 31, 2016. As a percentage of net sales, amortization expense decreased to 0.9% for the year ended December 31, 2017 from 1.4% for the year ended December 31, 2016.

Amortization expense for the year ended December 31, 2016 was consistent with the year ended December 31, 2015 at approximately $12.7 million and 1.4% of net sales relative to $12.9 million and 1.5% of net sales, respectively.

Currency Transaction Gain (Loss)

A currency transaction impact was established in 2013 with the acquisition of Mitten within the Siding, Fencing, and Stone segment. The currency transaction gain for the year ended December 31, 2017 was $0.3 million. The currency transaction gain for the year ended December 31, 2016 was $0.2 million and for the year ended December 31, 2015 was a transaction loss of $1.0 million related to the Mitten entity. The $1.2 million increase in the foreign currency gain for the year ended December 31, 2016 was due to the positive movement in the Canadian dollar relative to the U.S. dollar during the year ended December 31, 2016.

Windows and Doors Segment

	Year ended December 31,
(Amounts in thousands)	2017		2016		2015
Statement of operations data:
Net sales	$1,086,105	100.0%	$1,024,993	100.0%	$999,608	100.0%
Gross profit	220,264	20.3%	202,789	19.8%	181,386	18.1%
SG&A expense	151,513	14.0%	146,869	14.3%	150,797	15.1%
Amortization of intangible assets	12,316	1.1%	12,341	1.2%	12,394	1.2%
Operating earnings	56,435	5.2%	43,579	4.3%	18,195	1.8%
Currency transaction gain (loss)	1,060	0.1%	95	—%	(2,212)	(0.2)%

Net Sales

Net sales for the year ended December 31, 2017 increased $61.1 million or 6.0% compared to the year ended December 31, 2016. The 6.0% net sales increase resulted from improved U.S. and Canadian market demand conditions, which primarily favorably impacted our new construction. For the year ended December 31, 2017 compared to the year ended December 31, 2016 our U.S. new construction business increased $54.1 million or 8.3% due in part to higher average selling prices of 2.7% and our U.S. repair and remodeling business decreased $11.4 million or 4.1% from lower unit volume sales of 1.9% partially offset by higher average selling prices of 3.9%. Our Canadian net sales increased $18.4 million or 19.4% for the year ended December 31, 2017 relative to the year ended December 31, 2016 due to an improving Western Canadian market which culminated in a unit volume increase of 14.1% and a favorable foreign currency impact of $2.1 million. Our Western Canada sales have been impacted by depressed market conditions that resulted from the significant decline in energy prices that have stymied housing and economic development in Western Canada, however recently we have begun to see some recovery in those markets.

The net sales increase for the U.S. market can be attributed to improved market conditions as evidenced by the U.S. Census Bureau reporting that single family housing starts increased 9.6% during the lag effected period which resulted in higher net sales for our new construction business. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore single family starts commencing in the period from September 2016 to September 2017 directly impacts the demand for our products for the year ended December 31, 2017. For the repair and remodeling business, LIRA reported that the 2017 trailing twelve months increased 6.6% compared to the 2016 period creating a favorable demand environment. However, due to the relative high dollar value or “big ticket” nature of our replacement products, we believe that true remodeling market demand for our big ticket exterior products increased approximately 3.0%. Our vinyl unit net sales for new construction increased 4.4% which was less than the 9.6% new construction market increase while our repair and remodeling unit sales decreased 1.9% which was lower than the repair and remodeling demand market indicators for the year ended December 31, 2017. The lower unit volumes for new construction relative to market indicators resulted from our ability to realize higher average selling prices on our products combined with aggressive price action taken by certain competitors which suppressed our market gains. The lower unit volumes relative to the overall market for our repair and remodeling window products was caused by acquisition integration activities for certain customers, which adversely impacted unit volumes in certain geographic areas. In addition, Hurricanes Harvey and Irma negatively impacted our ability to ship product to significant markets in Houston and Florida for certain days in late third quarter and early fourth quarter resulting in estimated lost net sales of approximately $10.0 million for the year ended December 31, 2017. Despite these lower net sales amounts relative to demand market indicators for our new construction and repair and remodeling businesses, we achieved an overall 6.0% net sales increase due in part to higher average selling prices of 3.1% for the year ended December 31, 2017 compared to the year ended December 31, 2016. These higher average selling prices increased our U.S. and Canadian net sales by approximately $30.8 million and $3.2 million, respectively, for the year ended December 31, 2017 compared to the year ended December 31, 2016.

Net sales for the year ended December 31, 2016 increased $25.4 million or 2.5% compared to the year ended December 31, 2015. The net sales increase for the year ended December 31, 2016 can be attributed to the improved U.S. market conditions favorably impacting both our new construction business as well as our repair and remodeling business. For the year ended December 31, 2016 compared to the year ended December 31, 2015, our new construction business increased $38.7 million or 6.7% while our repair and remodeling business increased $6.1 million or 2.0%. This U.S. net sales increase was partially offset by a $19.4 million net sales decline or 17.0% for our Canadian net sales for the year ended December 31, 2016 relative to the year ended December 31, 2015 due to a weakening Canadian market.

The net sales increase for the U.S. market can be attributed to improved market conditions as evidenced by the U.S. Census Bureau reporting that single family housing starts increased 9.0% during the lag effected period which resulted in higher net sales for our new construction products. Our building products are typically installed on a new construction home 90 to 120 days after the start of the home, therefore single family starts commencing in the period from September 2015 to September 2016 directly impacts the demand for our products for the year ended December 31, 2016. As previously mentioned, we believe that true market demand for big ticket repair and remodeling products increased 3.0% to 4.0%. Our net sales for new construction and repair and remodeling were lower than the demand market indicators for the year ended December 31, 2016 due primarily to lower sales in certain geographical areas, namely Texas, specifically Houston, due to extraordinary levels of rainfall which negatively impacted the construction industry and economic conditions in the Houston market related to the oil and gas industry. Our net sales of window products in the Houston market declined $7.9 million during the year ended December 31, 2016 compared to the year ended December 31, 2015. In addition to Houston, we incurred lost sales in our repair and remodeling business of $11.3 million and $2.2 million in our new construction business from competitive price action taken by certain competitors in other geographic regions in which we maintained our pricing discipline in the marketplace.

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

Gross Profit

Gross profit for the year ended December 31, 2017 increased $17.5 or 8.6% compared to the year ended December 31, 2016. The gross profit increase for the year ended December 31, 2017 resulted from the continued improvement in our new construction business partially offset by declining gross profit performance for our repair and remodeling business within the U.S. while our Canadian business experienced improved gross profit of $5.9 million relative to the prior year period. Gross profit for our U.S. new construction business increased $12.7 million while our repair and remodeling gross profit declined $1.1 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. The gross profit net improvement for our U.S. businesses was driven by increased selling prices of 3.1%, improved operating efficiencies and favorable product mix, which improved gross profit by $30.8 million partially offset by lower gross margins within our repair and remodeling business which experienced reduced unit volumes during the year decreasing our manufacturing operating leverage. Our Canadian business also experienced favorable pricing of $3.2 million from higher average selling prices for the year ended December 31, 2017 relative to the year ended December 31, 2016. These factors coupled with improved manufacturing leverage from the unit volume increases and a favorable foreign currency impact of $0.5 million enabled our Canadian business to realize improved gross profit of $5.9 million despite the challenging economic and demand conditions that exist in Western Canada due to lower energy prices. For the Windows and Doors segment, we achieved higher average selling prices during the year ended December 31, 2017 compared to the year ended December 31, 2016 from announced price increases implemented to offset the aforementioned raw material cost increases for aluminum and PVC resin as well as glass costs. These higher material costs negatively impacted our gross profit by approximately $14.0 million during the year ended December 31, 2017 compared to the year ended December 31, 2016. In addition to the higher material costs, we also incurred increased freight expenses during the year ended December 31, 2017 of $4.0 million due to a 15% increase in diesel costs for the year ended December 31, 2017 compared to 2016 as well as limited experienced drivers and route availability which impacted our common carrier cost.

In addition to the higher material and freight costs, our gross profit was negatively impacted by Hurricanes Harvey and Irma during the year ended December 31, 2017. We incurred lost sales of approximately $10.0 million with an estimated gross profit of approximately $2.8 million from the hurricanes impacting our significant new construction and repair and remodeling window markets in Florida and Houston as well as higher material costs of approximately $1.1 million and higher freight expenses of approximately $0.6 million from moving our existing supply of PVC resin between our plants because of the temporary shortages in the Houston area. Since Hurricanes Harvey and Irma occurred on August 24th and September 10th, respectively, the negative impact from these storms commenced during the later portion of our third quarter but permeated into our fourth quarter as well from continued negative raw material pricing, sourcing, and freight costs. Overall, our net sales increase of 6.0% achieved through improved market conditions and higher selling prices was mitigated by higher material costs and the negative hurricane impact resulting in a gross profit improvement of 8.6% during the year ended December 31, 2017 compared to the year ended December 31, 2016.

As a percentage of net sales, gross profit increased from 19.8% for the year ended December 31, 2016 to 20.3% for the year ended December 31, 2017. The 50 basis point increase in gross profit reflects improvements of 110 basis points for our U.S. new construction businesses and 190 basis points for our Canadian business partially offset by an 80 basis point deterioration in our repair and remodeling business due to lower operating leverage on reduced unit sales volume. These net gross margin improvements resulted from improved demand levels and higher average selling prices partially offset by rising material costs for the year ended December 31, 2017 compared to the year ended December 31, 2016.
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

SG&A Expense

SG&A expense for the year ended December 31, 2017 increased $4.6 million or 3.2% compared to the year ended December 31, 2016. The $4.6 million SG&A expense increase primarily resulted from increased selling and marketing expenses of $2.0 million related to the net sales increase of 6.0% and higher bad debt expense of $1.3 million. In addition, we experienced a favorable $1.3 million movement for a severance accrual reversal during the year ended December 31, 2016. As a percentage of net sales, SG&A expense decreased 30 basis points from 14.3% for the year ended December 31, 2017 to 14.0% for the year ended December 31, 2017.

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

Amortization of Intangible Assets

Amortization expense for the year ended December 31, 2017 was consistent with the year ended December 31, 2016 at $12.3 million and 1.1% of net sales and $12.3 million and 1.2% of net sales, respectively. Amortization expense for the year ended December 31, 2016 was consistent with the year ended December 31, 2015 at $12.3 million and 1.2% of net sales and $12.4 million and 1.2% of net sales, respectively.

Currency Transaction Gain (Loss)

The currency transaction gain for the year ended December 31, 2017 was $1.1 million increasing $1.0 million from a gain of $0.1 million for the year ended December 31, 2016 as a result of the fluctuation in the Canadian dollar as compared to the U.S. dollar for 2017. The currency transaction gain for the year ended December 31, 2016 was $0.1 million increasing $2.3 million from a loss of $2.2 million for the year ended December 31, 2015 as a result of the fluctuation in the Canadian dollar as compared to the U.S. dollar for 2016. Our Gienow acquisition during the year ended December 31, 2013, increased our transactional exposure to the Canadian currency. Management continues to evaluate methodologies to effectively hedge this foreign currency risk.

Unallocated Operating Earnings, Interest, and (Provision) Benefit for Income Taxes

	Year ended December 31,
(Amounts in thousands)	2017	2016	2015
Statement of operations data:
SG&A expense	$(28,930)	$(32,141)	$(30,317)
Operating loss	(28,930)	(32,141)	(30,317)
Interest expense	(69,363)	(72,716)	(74,863)
Interest income	30	6	5
Tax receivable agreement liability adjustment	10,749	(60,874)	(12,947)
Loss on modification or extinguishment of debt	(2,106)	(11,747)	—
(Provision) benefit for income taxes	$(46,654)	$51,995	$688

Operating loss/SG&A Expense

Unallocated SG&A expense includes items which are not directly attributed to or allocated to either of our reporting segments.  Such items include legal costs, corporate payroll, and unallocated finance and accounting expenses.  The unallocated operating loss for the year ended December 31, 2017 decreased by $3.2 million or 10.0% compared to the same period in 2016 due to decreased management incentive compensation of $3.9 million and lower stock compensation expense of $0.6 million partially offset by increased centralization activities of certain functional areas such as research and development ($0.1 million) and marketing ($0.3 million), along with an increase various other professional fees and personnel expenses of ($0.9 million).

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

Interest expense

Interest expense for the year ended December 31, 2017 decreased by approximately $3.4 million or 4.6% compared to the year ended December 31, 2016 as a result of the reduction in the Term Loan Facility principal balance year over year. During March, August and November 2016, we made a total of $160.0 million in voluntary payments on the Term Loan Facility and another $40.0 million voluntary payment on the Term Loan Facility was made in November 2017, in addition to our normal quarterly amortization payments of $1.1 million, or $4.3 million annually, which reduced our outstanding borrowings and our annual interest expense.

Interest expense for the year ended December 31, 2016 decreased by approximately $2.1 million or 2.9% compared to the same period in 2015 as a result of the reduction in the Term Loan Facility principal balance year over year and lower average borrowings on the ABL Facility year over year. During 2016, we made $160.0 million of voluntary payments on the Term Loan Facility in addition to our normal quarterly amortization payments of $1.1 million, or $4.3 million annually, which reduced our outstanding borrowings and our annual interest expense.

Interest income

 Interest income for the year ended December 31, 2017 was consistent with the years ended December 31, 2016 and December 31, 2015.

Tax receivable agreement liability adjustment

Since the inception of the TRA liability with the Company’s 2013 initial public offering, we have historically been in a full valuation allowance for federal purposes and a partial valuation allowance for certain state and Canadian jurisdictions. As a result of the Company’s tax valuation allowance position for federal and state purposes, we historically calculated the TRA liability considering (i) current year taxable income only (due to the uncertainty of future taxable income associated with our previous cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the year ended December 31, 2016, we released our federal valuation allowance and a portion of our state valuation allowance for $55.2 million, due to positive factors outweighing negative evidence, specifically no longer being in a cumulative loss position. The factors surrounding the release of this valuation allowance thereby eliminated any uncertainty as to future taxable income. Consequently, we were able to utilize future forecasts of taxable income beyond the 2016 tax year to determine the TRA liability as of December 31, 2016. Our future taxable income estimates were used to determine the cumulative net operating loss carryforwards ("NOLs") that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate. As a result of including future taxable income beyond 2016, we recognized a $60.9 million adjustment to the TRA liability during the year ended December 31, 2016 bringing the total TRA liability to $79.7 million as of December 31, 2016.

The TRA liability as of December 31, 2017 was $69.5 million. This amount represents the originally anticipated TRA liability at the IPO date with approximately $5.2 million remaining to be expensed through operations for state purposes as we remain in a state tax valuation allowance position as of December 31, 2017 for certain states. This remaining liability will be recognized as the state valuation allowances are released in future years. The $10.2 million decrease in the TRA liability for the year ended December 31, 2017 resulted primarily from a $10.7 million decrease for the reduction in the future federal corporate tax rate from 35% to 21% due to the enactment of the Tax Act on December 22, 2017, which reduces the value of the NOLs to be utilized in future periods. The $10.7 million was partially offset by $0.5 million of imputed interest accrual related to the 2016 TRA payment.
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

Loss on modification or extinguishment of debt

During November 2017, we voluntarily paid $40.0 million on the Term Loan Facility to reduce our outstanding indebtedness as allowable under the terms of the agreement governing the Term Loan Facility. We performed an analysis to determine the proper accounting treatment for this voluntary payment by evaluating the change in cash flows and determining that there were no changes in the creditors as a result of the payment. Consequently, we recognized a loss on debt modification or extinguishment of approximately $2.1 million for the year ended December 31, 2017 consisting of the proportionate write off of the related debt issuance costs and debt discount.

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

Income taxes

The income tax provision for the year ended December 31, 2017 increased $98.6 million compared to the year ended December 31, 2016. The increase is primarily related to an increase in pre-tax income for the year ended December 31, 2017 and the reversal of the valuation allowance for federal and certain state jurisdictions during the year ended December 31, 2016. The income tax provision of approximately $46.7 million is comprised of $40.7 million of federal tax expense, $6.5 million of state tax expense, and a $0.5 million foreign income tax benefit. Our pre-tax income for the year ended December 31, 2017 was approximately $115.0 million including the $10.7 million Tax Receivable Agreement liability adjustment compared to pre-tax income of $23.5 million including the $60.9 million Tax Receivable Agreement liability adjustment for the year ended December 31, 2016.  As of December 31, 2017, we remain in a valuation allowance position for certain state and Canadian jurisdictions.

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

The Tax Act enacted on December 22, 2017, makes broad and complex changes to the Code including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, eliminating the corporate AMT and changing how existing AMT credits can be realized, creating the BEAT, creating a general limitation on deductible interest expense, and changing rules related to the utilization of net operating loss carryforwards created in tax years after December 31, 2017.

As of December 31, 2017, as a result of the corporate income tax rate reduction from 35% to 21% effective January 1, 2018 enacted in the Tax Act, we recorded an expense of $4.3 million due to the re-measurement of the deferred tax assets at the reduced income tax rate which reduced the future benefit we will realize associated with these assets. This expense has been recognized in income taxes within our consolidated statement of operations.

ASC 740 Income Taxes requires a company to record the effects of a tax law change in the period of enactment. Due to the complexities involved in accounting for the recently enacted Tax Act, SAB 118 requires that we include in our financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, we have performed an earnings and profits analysis associated with the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, and as a result of accumulated losses, there will be no income tax effect recorded for the year ended December 31, 2017 based on the reasonable estimate guidance provided by SAB 118. We are continuing to assess the impact from the Tax Act and may record further adjustments in 2018.

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

General cash flow movements

During the year ended December 31, 2017, cash and cash equivalents increased to $71.4 million compared to approximately $51.6 million as of December 31, 2016.   The increase in cash was driven by a $5.8 million improvement in operating earnings, $5.0 million lower TRA payments and $120.0 million less in voluntary payments on the Term Loan Facility in 2017 versus 2016 partially offset by $43.1 million lower operating cash flow. The improved operating performance was offset by a $38.1 million increase in working capital during the year ended December 31, 2017 relative to the year ended December 31, 2016. Accounts receivable increased $24.7 million and inventory increased $22.9 million offset by a $9.5 million improvement in trade payables during the year ended December 31, 2017 compared to year ended December 31, 2016. The approximate $24.7 million accounts receivable increase from December 31, 2016 to December 31, 2017 resulted primarily from the increase in December sales year over year. The net sales for December 2017 were approximately $177.4 million and the net sales for December 2016 were approximately $152.2 million. The approximate $22.9 million inventory increase from December 31, 2016 to December 31, 2017 resulted from higher raw material costs in 2017 combined with higher inventory levels at December 31, 2017 in anticipation of higher sales volumes in 2018. During the year ended December 31, 2016, cash and cash equivalents decreased approximately $57.8 million to $51.6 million as of December 31, 2016.

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

Our primary cash needs are for working capital, capital expenditures and debt service.  Our annual cash interest charges for debt service under the current organizational structure, including the ABL Facility, are estimated to be approximately $54.0 million for fiscal year 2018.  As of December 31, 2017, we did not have any scheduled debt maturities until 2020.  The specific debt instruments and their corresponding terms and due dates are described in the following sections.  Our capital expenditures have historically averaged approximately 1.5% to 2.0% of net sales on an annual basis.  For the year ending December 31, 2018, we estimate that our capital expenditures will be in a range from 2.00% to 2.25% of net sales. We finance these cash requirements through internally generated cash flow and funds borrowed under Ply Gem Industries’ ABL Facility.

Ply Gem’s specific cash flow movement for the year ended December 31, 2017 is summarized below:

Cash provided by operating activities

Net cash provided by operating activities for the year ended December 31, 2017 was approximately $101.9 million.  Net cash provided by operating activities for the year ended December 31, 2016 was approximately $145.0 million, and net cash provided by operating activities for the year ended December 31, 2015 was approximately $139.4 million.  The decrease in cash provided by operating activities in 2017 was driven by improved housing conditions that drove the 7.6% net sales increase offset by decreases in cash flows related to our working capital increase as a result of the net sales increase, rising commodity costs, and our aggressiveness in taking early pay discounts. These conditions resulted in an unfavorable $38.1 million impact in our primary working capital for the year ended December 31, 2017 compared to the year ended December 31, 2016.

The relative consistency in net cash provided by operating activities between 2016 and 2015 was primarily driven by the $43.2 million increase in net income during the year ended December 31, 2016 compared to the year ended December 31, 2015 partially offset by the $40.1 million working capital increase.

Cash used in investing activities

Net cash used in investing activities for the years ended December 31, 2017, 2016, and 2015 was approximately $37.9 million, $35.8 million, and $54.7 million, respectively.  The cash used in investing activities during 2017 was primarily for capital expenditures which were approximately 2.0%, consistent with our historical average. Additionally, during the year ended December 31, 2017, the Company sold a building in Saskatoon, Canada for approximately $2.1 million. The Company moved to another leased facility within the Saskatoon area that more closely aligns with the Company's needs in that area.

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

Cash used in financing activities

Net cash used in financing activities for the year ended December 31, 2017 was approximately $44.3 million, primarily from the $40.0 million voluntary Term Loan Facility payment made in November 2017, the 1.0% principal repayment of $4.3 million required by the Term Loan Facility, and $1.2 million in tax withholding related to employee stock grant issuances. These payments were offset by $1.2 million in cash provided by the exercise of stock options.

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of December 31, 2017, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 8.60% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if our consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if our consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of our annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million, commencing with the fiscal year ended December 31, 2015; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2017, the Company's consolidated senior secured debt ratio was 0.66 and as a result no excess cash flow payment under the Term Loan Facility will be required. However, we elected on November 3, 2017 to voluntarily prepay $40.0 million on the Term Loan Facility to reduce our outstanding indebtedness bringing our cumulative voluntary 2016 and 2017 Term Loan Facility payments to $200.0 million as we elected on March 10, 2016 and August 4, 2016 to voluntarily prepay $30.0 million on each date and elected on November 4, 2016 to voluntarily pay an additional $100.0 million on the Term Loan Facility.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of December 31, 2017, our interest rate on the ABL Facility was approximately 2.56%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of December 31, 2017, Ply Gem Industries had approximately $340.3 million of contractual availability and approximately $261.5 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $9.7 million of letters of credit and priority payables reserves.

Loss on debt modification or extinguishment

During both March and August 2016, the Company made voluntarily payments of $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the agreement governing the Term Loan Facility and further elected in November 2016 to voluntarily pay an additional $100.0 million on the Term Loan Facility bringing the cumulative 2016 voluntary payments to $160.0 million. The Company performed an analysis to determine the proper accounting treatment for each of these voluntary payments by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payments. Consequently, the Company recognized a loss on debt modification in the consolidated statement of operations of approximately $11.7 million for the year ended December 31, 2016, reflecting the proportionate write-off of the related debt discount ($9.4 million) and debt issuance costs ($2.4 million) associated with the $160.0 million in voluntary payments, as summarized in the table below.

During November 2017, we made a voluntarily payment of $40.0 million on the Term Loan Facility to reduce our outstanding indebtedness as allowable under the terms of the agreement governing the Term Loan Facility. We performed an analysis to determine the proper accounting treatment for each of these voluntary payments by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payments. Consequently, we recognized a loss on debt modification in the consolidated statement of operations of approximately $2.1 million for the year ended December 31, 2017, reflecting the proportionate write-off of the related debt discount ($1.7 million) and debt issuance costs ($0.4 million) associated with this $40.0 million voluntary payment, as summarized in the table below.

Based on these financing transactions, we recognized a loss on debt modification or extinguishment of approximately $2.1 million, $11.7 million and $0.0 million for the years ended December 31, 2017, 2016, and 2015, respectively, as summarized in the table below.

(Amounts in thousands)	For the year ended
	December 31, 2017	December 31, 2016
Loss on modification of debt:
Term Loan Facility unamortized discount	$(1,681)	$(9,375)
Term Loan Facility unamortized debt issuance costs	(425)	(2,372)
Total loss on modification or extinguishment of debt	$(2,106)	$(11,747)

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

Management anticipates that our current liquidity position, as well as expected cash flows from our operations should be sufficient to meet ongoing operational cash flow needs, capital expenditures, debt service obligations, and other fees payable under other contractual obligations for the foreseeable future. As of December 31, 2017, we had cash and cash equivalents of approximately $71.4 million, approximately $340.3 million of contractual availability under the ABL Facility and approximately $261.5 million of borrowing base availability.

In order to further supplement the Company's operating cash flow, the Company has from time to time opportunistically accessed capital markets based on prevailing economic and financial conditions. Based on market conditions, the Company may elect to pursue additional financing alternatives in the future.

Contractual Obligations

The following table summarizes our contractual cash obligations under financing arrangements and lease commitments, including interest amounts, as of December 31, 2017.  Interest on the 6.50% Senior Notes is fixed.  Interest on the Term Loan Facility is variable and has been presented at the average rate of approximately 4.8% based on the current LIBOR rate plus 1.0% structure of the instrument with consideration toward anticipated interest rate increases over the applicable term. Interest on the ABL Facility is variable and has been presented at the average rate of approximately 2.6% using the average principal balance during 2017 as a projection for future years' average balances.  Actual interest rates for future periods may differ from those presented here.

	Total	Less Than			More than
(Amounts in thousands)	Amount	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt (1)	$883,875	$4,300	$28,600	$850,975	$—
Interest payments (2)	225,142	53,841	105,489	65,812	—
Non-cancelable lease commitments (3)	140,048	31,590	49,578	33,449	25,431
Purchase obligations (4)	120,600	120,600	—	—	—
Other long-term liabilities (5)	13,581	1,358	2,716	2,716	6,791
	$1,383,246	$211,689	$186,383	$952,952	$32,222

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

(4)
Purchase obligations are defined as purchase agreements that are enforceable and legally binding and that specify all significant terms, including quantity, price and the approximate timing of the transaction.  These obligations are related primarily to inventory purchases under two 2018 contracts that were finalized during 2017.

(5)
Other long-term liabilities include pension obligations which are estimated based on our 2017 annual funding requirements.  Because we are unable to reliably estimate the timing of future tax payments related to uncertain tax positions, certain tax related obligations of approximately $4.5 million, including interest and penalties of approximately $1.9 million, have been excluded from the table above. Additionally, because we are unable to reliably estimate the timing of future tax payments related to the Tax Receivable Agreement, certain tax related obligations of approximately $69.5 million, have been excluded from the table above.

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

Item 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our principal interest rate exposures relate to the loans outstanding under our Term Loan Facility and our ABL Facility, which provides for borrowings of up to $430.0 million on the Term Loan and up to $350.0 million on the ABL, bearing interest at a variable rate, based on an adjusted LIBOR rate plus an applicable interest margin or the base rate plus an applicable interest margin.  Assuming the Term Loan Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $1.1 million per year.  Assuming the ABL Facility is fully drawn, each quarter point increase or decrease in the interest rate would change our interest expense by approximately $0.9 million per year.   At December 31, 2017, we were not party to any interest rate swaps to manage our interest rate risk.  In the future, we may enter into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce our exposure to interest rate volatility.

Foreign Currency Risk

Our results of operations are affected by fluctuations in the value of the U.S. dollar as compared to the value of the Canadian dollar.  In 2017, the net impact of foreign currency changes to our results of operations was a gain of $1.4 million.  The impact of foreign currency changes related to translation resulted is an increase in stockholders' equity of approximately $3.8 million during the year ended December 31, 2017.  In addition to the translation impact, the Company’s Canadian operations purchased approximately $49.4 million in U.S. dollars during 2017 to pay U.S. suppliers. As a result, a 10% deterioration in the Canadian dollar relative to the U.S. dollar would have increased the Company’s cost of goods sold by approximately $4.9 million during the year ended December 31, 2017.  During the year ended December 31, 2017, the Company realized $0.3 million of losses on the 2017 derivative contracts that were reclassified from accumulated other comprehensive income or loss to current period earnings and were included in cost of goods sold. During the years ended December 31, 2017 and 2016, we entered into a hedging contracts in order to mitigate the 2017 exposure risk of currency fluctuation against the Canadian dollar and hedged approximately $38.4 million of our 2017 non-functional currency inventory purchases.  During August 2017, we entered into a hedging contract in order to mitigate the 2018 exposure risk of currency fluctuation against the Canadian dollar and hedged approximately $40.4 million of our 2018 non-functional currency inventory purchases. At December 31, 2017, our foreign currency hedging contract had a market value of approximately $0.0 million and is recorded as an increase to stockholders' equity for the year ended December 31, 2017.

Commodity Pricing Risk

We are subject to significant market risk with respect to the pricing of our principal raw materials, which include PVC resin, aluminum, and wood.  If prices of these raw materials were to increase dramatically, we may not be able to pass such increases on to our customers and, as a result, gross margins could decline significantly.  We manage the exposure to commodity pricing risk by continuing to diversify our product mix, strategic buying programs and vendor partnering. The Midwest ingot price of aluminum increased approximately 22.2% for the year ended December 31, 2017 compared to the year ended December 31, 2016. Additionally, according to market indices, the average market price for PVC resin was estimated to have increased approximately 10.3% for 2017 compared to 2016.

Inflation

We do not believe that inflation has had a material effect on our business, financial condition or results of operations.  Our lease payments related to our sale/leaseback agreement include an annual increase based on the Consumer Price Index ("CPI"), which could expose us to potential higher costs in years with high inflation. The CPI increase for 2017 was approximately 2.1%.

Labor Force Risk

Our manufacturing process is highly engineered but involves manual assembly, fabrication, and manufacturing processes. We believe that our success depends upon our ability to employ, train, and retain qualified personnel with the ability to design, utilize, and enhance these services and products. In addition, our ability to expand our operations depends in part on our ability to increase our labor force as the U.S. housing market continues to recover and minimize labor inefficiencies. A significant increase in the wages paid by competing employers could result in a reduction of our labor force, increases in the wage rates that we must pay, or both. If either of these events were to occur, our cost structure could increase, our margins could decrease, and any growth potential could be impaired. Historically, we have believed that the lag period between breaking ground on a new housing start and the utilization of our products on the exterior of a home is between 90 to 120 days.

Item 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
of Ply Gem Holdings, Inc. and Subsidiaries

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Ply Gem Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity (deficit), and cash flows for the years in the three-year period ended December 31, 2017 and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2018 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
 We have served as the Company’s auditor since 2015.

Raleigh, North Carolina
March 5, 2018

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(Amounts in thousands, except share and per share data)	For the Year Ended December 31,
	2017	2016	2015
Net sales	$2,056,303	$1,911,844	$1,839,726
Cost of products sold	1,587,790	1,449,570	1,420,014
Gross profit	468,513	462,274	419,712
Operating expenses:
Selling, general and administrative expenses	272,984	268,714	271,874
Amortization of intangible assets	21,271	25,064	25,306
Total operating expenses	294,255	293,778	297,180
Operating earnings	174,258	168,496	122,532
Foreign currency gain (loss)	1,363	299	(3,166)
Interest expense	(69,361)	(72,718)	(74,876)
Interest income	78	36	57
Tax receivable agreement liability adjustment	10,749	(60,874)	(12,947)
Loss on modification or extinguishment of debt	(2,106)	(11,747)	—
Income before provision (benefit) for income taxes	114,981	23,492	31,600
Provision (benefit) for income taxes	46,654	(51,995)	(688)
Net income	$68,327	$75,487	$32,288

Net income attributable to common shareholders:
Basic	$1.00	$1.11	$0.47
Diluted	$0.99	$1.10	$0.47

Weighted average shares outstanding:
Basic	68,443,480	68,176,801	68,003,564
Diluted	69,006,968	68,324,146	68,106,493
See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands)	For the Year Ended December 31,
	2017	2016	2015
Net income	$68,327	$75,487	$32,288
Other comprehensive income (loss), net of tax:
Currency translation	3,765	2,950	(14,690)
Unrealized gain (loss) on derivative instruments	(853)	29	(465)
Minimum pension liability for actuarial gain (loss)	610	295	(1,436)
Other comprehensive income (loss)	3,522	3,274	(16,591)
Comprehensive income	$71,849	$78,761	$15,697

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(Amounts in thousands, except share amounts)	December 31, 2017	December 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$71,416	$51,597
Accounts receivable, less allowances of $3,137 and $2,663, respectively	249,533	209,919
Inventories:
Raw materials	79,330	69,639
Work in process	36,440	24,621
Finished goods	80,721	67,696
Total inventory	196,491	161,956
Prepaid expenses and other current assets	45,900	26,850
Total current assets	563,340	450,322
Property and Equipment, at cost:
Land	8,229	8,249
Buildings and improvements	68,005	67,951
Machinery and equipment	450,554	413,565
Total property and equipment	526,788	489,765
Less accumulated depreciation	(352,256)	(324,209)
Total property and equipment, net	174,532	165,556
Other Assets:
Intangible assets, net	83,675	104,159
Goodwill	480,563	478,514
Deferred income taxes	10,523	50,347
Other	6,934	8,843
Total other assets	581,695	641,863
	$1,319,567	$1,257,741
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$85,720	$75,398
Accrued expenses	185,857	169,015
Current portion of payable to related parties pursuant to tax receivable agreement	51,356	25,383
Current portion of long term debt	4,300	4,300
Total current liabilities	327,233	274,096
Deferred income taxes	1,530	2,722
Long-term portion of payable to related parties pursuant to tax receivable agreement	18,125	54,336
Other long-term liabilities	83,424	86,395
Long-term debt	807,334	836,086
Commitments and contingencies

Stockholders' Equity
Preferred stock $0.01 par, 50,000,000 shares authorized, none issued and outstanding	—	—
Common stock $0.01 par, 250,000,000 shares authorized, 68,515,697 and 68,269,749 issued and outstanding, respectively	685	683
Additional paid-in-capital	756,096	751,452
Accumulated deficit	(645,090)	(714,737)
Accumulated other comprehensive loss	(29,770)	(33,292)
Total stockholders' equity	81,921	4,106
	$1,319,567	$1,257,741

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)	For the Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$68,327	$75,487	$32,288
Adjustments to reconcile net income to cash
provided by operating activities
Depreciation and amortization expense	53,247	56,403	58,400
Fair-value premium on purchased inventory	—	—	54
Non-cash restructuring costs	1,321	427	704
Non-cash interest expense, net	14,044	13,710	13,380
(Gain) loss on foreign currency transactions	(1,363)	(299)	3,166
Non-cash litigation expense	650	1,875	—
Loss on modification or extinguishment of debt	2,106	11,747	—
Stock based compensation	1,345	1,067	1,960
Deferred income taxes	39,623	(57,989)	(4,901)
Tax receivable agreement liability adjustment	(10,749)	60,874	12,947
Increase (reduction) in tax uncertainty, net of valuation allowance	604	1,059	(199)
(Gain) loss on sale of building	(1,880)	—	—
Other	(175)	(190)	(28)
Changes in operating assets and liabilities:
Accounts receivable, net	(39,431)	(14,709)	(4,562)
Inventories	(34,483)	(11,542)	29,921
Prepaid expenses and other assets	(2,066)	(2,967)	6,729
Accounts payable	10,473	945	(10,563)
Accrued expenses	(8,450)	9,037	3,336
Cash payments on restructuring liabilities	(983)	(540)	(1,645)
Insurance proceeds in advance of settlement	8,725	—	—
Other	1,043	647	(1,624)
Net cash provided by operating activities	101,928	145,042	139,363
Cash flows from investing activities:
Acquisitions, net of cash acquired and outstanding checks assumed	—	—	(21,000)
Capital expenditures	(40,386)	(36,001)	(33,860)
Proceeds from sale of assets	2,514	183	122
Net cash used in investing activities	(37,872)	(35,818)	(54,738)
Cash flows from financing activities:
Payments on long-term debt	(44,300)	(164,300)	(4,300)
Payments to tax authority for employee stock based compensation	(1,186)	—	—
Proceeds from exercises of employee stock options	1,203	1,091	2,198
Cash payments on tax receivable agreement	—	(4,971)	(48)
Debt issuance costs paid	—	—	(1,412)
Net cash used in financing activities	(44,283)	(168,180)	(3,562)
Impact of exchange rate movements on cash	46	1,128	(4,800)
Net cash increase (decrease) in cash and cash equivalents	19,819	(57,828)	76,263
Cash and cash equivalents at the beginning of the period	51,597	109,425	33,162
Cash and cash equivalents at the end of the period	$71,416	$51,597	$109,425
Supplemental Information
Interest paid	$54,677	$58,745	$60,070
Income taxes paid, net	$7,169	$7,024	$2,607

See accompanying notes to consolidated financial statements.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Amounts in thousands)	Common Stock		Additional Paid-in-	Accumulated	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balance, December 31, 2014	67,877,587	$679	$745,140	$(822,512)	$(19,975)	$(96,668)
Comprehensive loss:
Net income	—	—	—	32,288	—	32,288
Other comprehensive loss	—	—	—	—	(16,591)	(16,591)
Stock compensation	—	—	1,960	—	—	1,960
Stock option exercises	249,904	2	2,196	—	—	2,198
Balance, December 31, 2015	68,127,491	$681	$749,296	$(790,224)	$(36,566)	$(76,813)
Comprehensive income:
Net income	—	—	—	75,487	—	75,487
Other comprehensive income	—	—	—	—	3,274	3,274
Stock compensation	—	—	1,067	—	—	1,067
Stock option exercises	142,258	2	1,089	—	—	1,091
Balance, December 31, 2016	68,269,749	$683	$751,452	$(714,737)	$(33,292)	$4,106
Comprehensive income:
Net income	—	—	—	68,327	—	68,327
Other comprehensive income	—	—	—	—	3,522	3,522
Stock compensation	—	—	1,345	—	—	1,345
Cumulative-effect adjustment from adoption of ASU 2016-09	—	—	—	1,320	—	1,320
Stock issued pursuant to the Long-Term Incentive Plan	129,176	1	2,097	—	—	2,098
Stock option exercises	116,772	1	1,202	—	—	1,203
Balance, December 31, 2017	68,515,697	$685	$756,096	$(645,090)	$(29,770)	$81,921

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

Ply Gem Holdings was incorporated as a wholly owned subsidiary of Ply Gem Investment Holdings, Inc. (“Ply Gem Investment Holdings”), on January 23, 2004 by affiliates of CI Capital Partners LLC (“CI Capital Partners”) for the purpose of acquiring Ply Gem Industries from Nortek, Inc. (“Nortek”).  The Ply Gem acquisition was completed on February 12, 2004, when Nortek sold Ply Gem Industries to Ply Gem Holdings, an affiliate of CI Capital Partners pursuant to the terms of the stock purchase agreement among Ply Gem Investment Holdings, Nortek, and WDS LLC dated as of December 19, 2003, as amended.  Prior to February 12, 2004, the date of the Ply Gem acquisition, Ply Gem Holdings had no operations and Ply Gem Industries was wholly owned by a subsidiary of WDS LLC, which was a wholly owned subsidiary of Nortek. On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime Holdings, Inc. (“Ply Gem Prime”), with Ply Gem Prime being the surviving corporation.  As a result, Ply Gem Holdings was a wholly owned subsidiary of Ply Gem Prime. On May 23, 2013 in connection with Ply Gem Holdings' initial public offering, Ply Gem Prime merged with Ply Gem Holdings with Ply Gem Holdings being the surviving entity.

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

Accounts receivable

Accounts receivable-trade are recorded at their net realizable value.  The allowance for doubtful accounts was $3.1 million and $2.7 million at December 31, 2017 and 2016, respectively.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Bad debt provisions are included in selling, general and administrative expenses. The amounts recorded are generally based upon historically derived percentages while also factoring in any new business conditions that are expected to impact the historical analysis such as new product introduction for warranty and bankruptcies of particular customers for bad debt. The Company estimates the allowance for doubtful accounts based on a variety of factors including the length of time receivables are past due, the financial health of its customers, unusual macroeconomic conditions and historical experience. If the financial condition of its customers deteriorates or other circumstances occur that result in an impairment of customers’ ability to make payments, the Company records additional allowances as needed. The Company writes off uncollectible trade accounts receivable against the allowance for doubtful accounts when collection efforts have been exhausted and/or any legal action taken by the Company has concluded.

Inventories

Inventories in the accompanying consolidated balance sheets are valued at the lower of cost or net realizable value and are determined by the first-in, first-out (FIFO) method.  The Company records provisions, as appropriate, to write-down obsolete and excess inventory to estimated net realizable value.  The process for evaluating obsolete and excess inventory often requires the Company to make subjective judgments and estimates concerning future sales levels, quantities and prices at which such inventory will be able to be sold in the normal course of business.  Accelerating the disposal process or incorrect estimates of future sales potential may cause actual results to differ from the estimates at the time such inventory is disposed or sold. As of December 31, 2017, the Company had inventory purchase commitments of approximately $120.6 million.

The inventory provisions were approximately $7.8 million at December 31, 2017, decreasing by approximately $0.6 million compared to the December 31, 2016 provision of approximately $8.4 million.

Property and Equipment

Property and equipment are presented at cost.  Depreciation of property and equipment are provided on a straight-line basis over estimated useful lives, which are generally as follows:

Buildings and improvements	10-37 years
Machinery and equipment, including leases	3-15 years
Leasehold improvements	Term of lease or useful life, whichever is shorter

Expenditures for maintenance and repairs are expensed when incurred. Expenditures for renewals and betterments are capitalized.  When assets are sold, or otherwise disposed, the cost and related accumulated depreciation are eliminated and the resulting gain or loss is recognized in operations.  Depreciation expense for the years ended December 31, 2017, 2016, and 2015 was approximately $32.0 million, $31.3 million, and $33.1 million, respectively. During the year ended December 31, 2017, the Company recognized a $1.9 million gain on the sale of a Canadian building as the Company consolidated windows and siding operations into a new leased facility in Saskatoon. The gain on sale has been recorded within selling, general, and administrative expenses in the Company's consolidated statements of operations.

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

For purposes of recognition and measurement of an impairment loss, a long-lived asset or asset group should represent the lowest level for which an entity can separately identify cash flows that are largely independent of the cash flows of other assets and liabilities. There were no asset impairment charges for the years ended December 31, 2017, 2016 or 2015.

Goodwill

Acquisition accounting involves judgment with respect to the valuation of the acquired assets and liabilities in order to determine the final amount of goodwill.  For significant acquisitions, the Company values items such as property and equipment and acquired intangibles based upon appraisals.

The Company evaluates goodwill for impairment on an annual basis and whenever events or business conditions warrant.  All other intangible assets are amortized over their estimated useful lives.  The Company assesses goodwill for impairment at the November month end each year (November 25 for 2017) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  To evaluate goodwill for impairment, the Company estimates the fair value of reporting units considering such factors as discounted cash flows and valuation multiples for comparable publicly traded companies.  A significant reduction in projected sales and earnings which would lead to a reduction in future cash flows could indicate potential impairment.  Refer to Note 3, Goodwill for additional considerations regarding the results of the impairment test in 2017 and 2016.

Debt Issuance Costs

Debt issuance costs, composed of facility, agency, and certain legal fees associated with issuing new debt, are amortized over the contractual term of the related agreement using the effective interest method.  Net debt issuance costs totaled approximately $12.7 million and $16.5 million as of December 31, 2017 and December 31, 2016, respectively, and have been recorded within long-term debt ($11.0 million at December 31, 2017 and $14.2 million at December 31, 2016) and other non-current assets ($1.7 million at December 31, 2017 and $2.3 million at December 31, 2016) in the accompanying consolidated balance sheets. The debt issuance costs included in other long term assets relate to the Senior Secured Asset Based Revolving Credit Facility due 2020 ("ABL Facility"). Amortization of debt issuance costs for the years ended December 31, 2017, December 31, 2016 and December 31, 2015 was approximately $3.4 million, $3.3 million, and $3.1 million, respectively.  Amortization of debt issuance costs is recorded in interest expense in the accompanying consolidated statements of operations.

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

During the year ended December 31, 2016, the Company determined that a valuation allowance was no longer required against its federal deferred tax assets and a portion of its state deferred tax assets. As a result, the Company released approximately $86.5 million of its valuation allowance since positive evidence outweighed negative evidence thereby allowing the Company to achieve the “more likely than not” realization threshold. Of the total valuation allowance release of $86.5 million, $31.3 million was offset against 2016 year tax expense with the remaining $55.2 million representing the discrete valuation allowance release. The Company still remains in a valuation allowance position at December 31, 2017 against its deferred tax assets for certain state and Canadian jurisdictions as it is currently deemed “more likely than not” that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these states and Canadian jurisdictions.

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

Tax receivable agreement ("TRA") liability

The TRA liability generally provides for the payment by the Company to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in the U.S. federal, state and local income tax that the Company actually realizes in periods ending after the Company's initial public offering as a result of (i) net operating loss carryovers ("NOLs") from periods ending before January 1, 2013, (ii) deductible expenses attributable to the initial public offering and (iii) deductions related to imputed interest. Since the inception of the TRA liability with the Company’s 2013 initial public offering, the Company had been in a full valuation allowance for federal purposes and had partial valuation allowances on certain state and Canadian jurisdictions. As a result of the Company’s tax valuation allowance position for federal and state purposes, the Company historically calculated the TRA liability considering (i) current year taxable income only (due to the uncertainty of future taxable income associated with the Company’s cumulative loss position) and (ii) future income due to the expected reversals of deferred tax liabilities. During the year ended December 31, 2016, the Company released its discrete valuation allowance on its federal deferred tax assets and certain state deferred tax assets for approximately $55.2 million due to positive factors outweighing negative evidence thereby allowing the Company to achieve the “more likely than not” realization threshold. The factors surrounding the release of this valuation allowance thereby eliminated any uncertainty as to future taxable income. Consequently, for purposes of calculating the TRA liability, the Company beginning with the year ended December 31, 2016 utilized future forecasts of taxable income beyond the 2016 tax year to determine the TRA liability. The Company’s future taxable income estimate was used to determine the cumulative NOLs that are expected to be utilized and the TRA liability was accordingly adjusted using the 85% TRA rate as the Company retains the benefit of 15% of the tax savings. This methodology was consistent for the year ended December 31, 2017. During the year ended December 31, 2017, the reduction of the TRA liability was a function of the lower corporate tax rates from the Tax Act causing the NOLs to be less valuable. As of December 31, 2017 and 2016, we had a $69.5 million and $79.7 million liability, respectively, for the amount due pursuant to the Tax Receivable Agreement.

Sales Taxes

Sales taxes collected from customers are recorded as liabilities until remitted to taxing authorities and therefore are not reflected in the consolidated statements of operations.

Advertising Costs

Advertising costs are generally expensed as incurred. Advertising expense was $15.6 million, $14.0 million, and $15.1 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.  Costs accrued have been estimated based upon an analysis of potential results, assuming a combination of litigation and settlement strategies and outcomes. Insurance recoveries are recorded as assets when their receipt is deemed probable. As of December 31, 2017, the Company had a $16.7 million insurance receivable recognized in other current assets in the Company’s consolidated balance sheet for the securities litigation (see Note 8 Commitments and Contingencies). As of December 31, 2016, the Company did not have any insurance recoveries recognized in the consolidated balance sheet.

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

Liquidity

The Company intends to fund its ongoing capital and working capital requirements, including its internal growth, through a combination of cash flows from operations and, if necessary, from borrowings under the revolving credit portion of its senior secured asset based revolving credit facility.  As of December 31, 2017, the Company had approximately $811.6 million of indebtedness, approximately $71.4 million of cash and cash equivalents, and approximately $261.5 million of borrowing base availability, reflecting $0.0 million of ABL borrowings and approximately $9.7 million of letters of credit and priority payable reserves issued under the ABL Facility.

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

Foreign Currency

Gienow Canada and Mitten, the Company’s Canadian subsidiaries, utilize the Canadian dollar as their functional currency.  For reporting purposes, the Company translates the assets and liabilities of its foreign entity at the exchange rates in effect at year-end.  Net sales and expenses are translated using average exchange rates in effect during the period.  Gains and losses from foreign currency translation are credited or charged to accumulated other comprehensive income or loss in the accompanying consolidated balance sheets. Gains and losses arising from international intercompany transactions that are of a long-term investment nature are reported in the same manner as translation gains and losses. Realized exchange gains and losses are included in net income for the years presented.

The Company recorded a gain from foreign currency transactions of approximately $1.4 million, a gain of approximately $0.3 million, and a loss of approximately $3.2 million for the years ended December 31, 2017, 2016, and 2015, respectively. During the years ended December 31, 2017, 2016, and 2015, accumulated other comprehensive income (loss) included a currency translation adjustment of approximately $3.8 million, $3.0 million, and $(14.7) million, respectively.

Derivative Financial Instruments
During the year ended December 31, 2017, the Company entered into a forward contract agreement to hedge approximately $40.4 million of its 2018 non-functional currency inventory purchases. During the years ended December 31, 2017 and 2016, the Company entered into forward contract agreements to hedge approximately $38.4 million of its 2017 non-functional currency inventory purchases (settled prior to December 31, 2017). These forward contracts were established to protect the Company from variability in cash flows attributable to changes in the U.S. dollar relative to the Canadian dollar.
The Company has designated the 2018, 2017, and 2016 forward contracts as cash flow hedges. As a cash flow hedge, unrealized gains are recognized as assets while unrealized losses are recognized as liabilities. The 2018, 2017, and 2016 forward contracts are highly correlated to the changes in foreign currency rates to which the Company is exposed. Unrealized gains and losses on these agreements are designated as effective or ineffective. The effective portion of such gains or losses is recorded as a component of accumulated other comprehensive income or loss, while the ineffective portion of such gains or losses is recorded as a component of cost of goods sold. Future realized gains and losses in connection with each inventory purchase will be reclassified from accumulated other comprehensive income or loss to cost of goods sold. The gains and losses on the derivative contract that are reclassified from accumulated other comprehensive income or loss to current period earnings are included in the line item in which the hedged item is recorded in the same period the forecasted transaction affects earnings. During the years ended December 31, 2017, 2016, and 2015, the Company realized a loss of approximately $0.3 million, a loss of approximately $0.2 million, and a gain of approximately $5.5 million, respectively, within cost of goods sold in the consolidated statement of operations based on these cash flow hedges.

The changes in fair values of derivatives that have been designated and qualify as cash flow hedges are recorded in accumulated other comprehensive income or loss and are reclassified into cost of goods sold in the same period the hedged item affects earnings. Due to the high degree of effectiveness between the hedging instruments and the underlying exposures being hedged, fluctuations in the value of the derivative instruments are generally offset by changes in the fair value or cash flows of the underlying exposures being hedged. The changes in the fair value of derivatives that do not qualify as effective are immediately recognized in earnings. As of December 31, 2017, approximately $6,000 of the deferred net gain on derivative instruments included in accumulated other comprehensive loss, respectively, is expected to be reclassified to cost of goods sold during the next twelve months. This expectation is based on the expected timing of the occurrence of the hedged forecasted transactions.
The fair value of the foreign currency forward contract agreement is estimated using industry standard valuation models using market-based observable inputs, including spot rates, forward points, interest rates and volatility inputs (Level 2). A summary of the recorded asset included in the accompanying consolidated balance sheets is as follows:

(Amounts in thousands)
	December 31, 2017	December 31, 2016
Foreign currency hedge (included in other assets)	$6	$962
Concentration of Credit Risk

The Company’s largest customer, ABC Supply Co. Inc., accounted for approximately 12.5%, 13.1%, and 11.6% of consolidated net sales for the years ended December 31, 2017, 2016, and 2015, respectively, and 12.8% and 14.4% of outstanding accounts receivable as of December 31, 2017 and 2016, respectively.

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

The hierarchy requires the use of observable market data, when available, and to minimize the use of unobservable inputs when determining fair value.  The following table provides information about liabilities not carried at fair value:

			Quoted Prices in Active Markets	Significant Other	Significant
(Amounts in thousands)		Fair	for Identical	Observable	Unobservable
	Carrying	Value	Assets	Inputs	Inputs
Description	Value	Total	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Senior Notes-6.50%	$650,000	$671,970	$671,970	$—	$—
Term Loan Facility	213,875	215,479	—	215,479	—
As of December 31, 2017	$863,875	$887,449	$671,970	$215,479	$—
Liabilities:
Senior Notes-6.50%	$650,000	$676,000	$676,000	$—	$—
Term Loan Facility	258,175	260,757	—	260,757	—
As of December 31, 2016	$908,175	$936,757	$676,000	$260,757	$—

The fair value of the long-term debt instruments was determined by utilizing available market information.  The carrying value of the Company’s other financial instruments approximates their fair value due to the short-term nature of these instruments.  Refer to Note 6, Defined Benefit Plans for fair value disclosures related to the Company's pension assets.

Earnings per common share

Basic earnings per share ("EPS") is computed based upon weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. Ply Gem Holdings uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.

The computation of the dilutive effect of other potential common shares included options and unvested restricted stock representing approximately 0.6 million, 0.1 million, and 0.1 million shares of common stock for the years ended December 31, 2017, 2016 and 2015, respectively.

Comprehensive (Loss) Income

The components of accumulated other comprehensive (loss) income are as follows:

(Amounts in thousands)	Foreign currency translation	Unrealized gain (loss) on derivative instruments	Minimum pension liability adjustments	Accumulated other comprehensive (loss) income
Balance, December 31, 2014	$(6,731)	$1,294	$(14,538)	$(19,975)
Net current period change	(14,690)	(465)	(1,436)	(16,591)
Balance, December 31, 2015	(21,421)	829	(15,974)	(36,566)
Net current period change	2,950	29	295	3,274
Balance, December 31, 2016	(18,471)	858	(15,679)	(33,292)
Net current period change	3,765	(853)	610	3,522
Balance, December 31, 2017	$(14,706)	$5	$(15,069)	$(29,770)

New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. ASU 2018-02 addresses the impact of adjustments to deferred taxes due to the reduction of the historical income tax rate to the newly enacted corporate income tax rate as required by the December 2017 Tax Act. The amendments in this update allow reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Act. The effective date for the standard is for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the impact of the pending adoption of this standard on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which improves the financial reporting of hedging relationships to better portray the economic results of an entity's risk management activities in its financial statements and make certain targeted improvements to simplify the application of the hedge accounting guidance in current U.S. generally accepted accounting principles ("GAAP"). The amendments in this update better align an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and presentation of hedge results. The effective date for the standard is for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of the pending adoption of this standard on its consolidated financial statements.

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
Effective January 1, 2017, the Company adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The standard update simplifies several aspects of the accounting for employee share-based payment transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements, as well as classification in the consolidated statements of cash flows. As a result of the adoption, on a modified retrospective basis, we recognized $1.3 million of excess tax benefits during the year ended December 31, 2017 from stock-based compensation through a cumulative-effect adjustment decreasing accumulated deficit. We elected not to change our policy on accounting for forfeitures and will continue to estimate a requisite forfeiture rate. Additional amendments to the accounting for income taxes and minimum statutory withholding requirements had no impact on the Company's results of operations.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which completes the joint effort by the FASB and the International Accounting Standards Board to clarify the principles for recognizing revenue and improve financial reporting by creating common revenue recognition guidance for GAAP and International Financial Reporting Standards ("IFRS"). ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported while also improving comparability in the financial statements of companies reporting using IFRS and GAAP. The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard will be adopted by Ply Gem beginning in the first quarter of 2018. The evaluation of our contracts is substantially complete and, based upon the results of our evaluation, we currently do not expect the application of the new standard to these contracts to have a material impact to our consolidated statements of operations, balance sheets, or cash flows either at initial implementation or on an ongoing basis. The Company is also evaluating the new disclosures required by the standard to determine what additional information will need to be disclosed and additional disaggregated revenue disclosures are expected to be included upon adoption.

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
$21,000

The $7.6 million of goodwill was allocated to the Siding, Fencing and Stone segment and the goodwill is expected to be deductible for tax purposes. The Company has recognized a liability of approximately $1.0 million and $0.8 million as of December 31, 2017 and December 31, 2016, respectively, for the estimated fair value of the earn-out. This amount is included within other accrued expenses in the consolidated balance sheets. During the year ended December 31, 2017, the Company incurred a $0.2 million expense within selling, general and administrative expenses in the consolidated statement of operations for the change in the fair value of the earn-out. Any future change in the fair value of the contingent consideration subsequent to the acquisition date will be recognized in earnings in the period of change.

For the year ended December 31, 2015, Canyon Stone contributed net sales of approximately $17.6 million, and net income of $0.8 million, which has been included within the Company’s consolidated statement of operations within the Siding, Fencing, and Stone segment. If the Canyon Stone acquisition had occurred at the beginning of 2015, the Company’s consolidated net sales and net income would have been:

(Amounts in thousands) (Unaudited)	December 31, 2015
Net sales	$1,850,993
Net income	32,712

During the year ended December 31, 2015, the Company incurred $0.3 million of acquisition-related costs for Canyon Stone. These expenses are included in selling, general, and administrative expenses in the Company’s consolidated statements of operations within the Siding, Fencing and Stone segment.

3.   GOODWILL

In applying the acquisition method of accounting, the Company determines the fair value of the tangible and intangible assets acquired, and the fair value of the liabilities assumed. The excess of the fair value of the consideration transferred and the fair value of the net assets acquired is recorded as goodwill.  The Company performs an annual test for goodwill impairment at the November month end each year (November 25 for 2017) and also at any other date when events or changes in circumstances indicate that the carrying value of these assets may exceed their fair value.  The Company has defined its reporting units and performs the impairment testing of goodwill at the operating segment level.  The Company has two reporting units: 1) Siding, Fencing, and Stone and 2) Windows and Doors.  Separate valuations are performed for each of these reporting units in order to test for impairment.

The Company early adopted ASU No. 2017-04, Intangibles-Goodwill and other (Topic 350) during the year ended December 31, 2017.  As such, the Company measures the goodwill impairment as the amount by which the reporting unit's carrying value exceeds its fair value not to exceed the carrying amount of goodwill in a reporting unit. The Company has elected not to utilize the qualitative Step Zero impairment assessment.

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

The Company’s fair value estimates of its reporting units and goodwill are sensitive to a number of assumptions including discount rates, cash flow projections, operating margins, and comparable market multiples.  In order to accurately forecast future cash flows, the Company estimated single family housing starts and the repair and remodeling market’s growth rate through 2024.  These assumptions modeled information published by the National Association of Home Builders (“NAHB”).  The Company estimated single family housing starts increasing from approximately 851,000 in 2017 to approximately 1,049,000 in 2024 (terminal growth year) and estimated the repair and remodeling growth rate at approximately 3.0% in each year through 2024.  The 1,049,000 terminal housing starts figure represents a historical average that tracks domestic population growth.  The forecasted sales growth and operating earnings increases coincided with the growth in these two key assumptions.  The Company utilized its weighted average cost of capital and its long-term growth rate to derive the appropriate capitalization rate used in the terminal value calculation.  The Company utilized these fair value estimate assumptions during the impairment analysis conducted during the years ended December 31, 2017 and 2016.

The Company’s annual goodwill impairment tests performed as of November 25, 2017 and November 26, 2016 indicated no impairment.  The Company's estimate of the fair value of its Windows and Doors, and Siding, Fencing, and Stone reporting units exceeded their 2017 carrying values by approximately 79% and 215%, respectively.

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

The reporting unit goodwill balances were as follows as of December 31, 2017 and December 31, 2016:

(Amounts in thousands)
	December 31, 2017	December 31, 2016
Siding, Fencing and Stone	$349,954	$348,553
Windows and Doors	130,609	129,961
	$480,563	$478,514

A rollforward of goodwill for 2017 and 2016 is included in the table below:

	Windows and	Siding, Fencing
(Amounts in thousands)	Doors	and Stone
Balance as of January 1, 2016
Goodwill	$457,554	$470,185
Accumulated impairment losses	(327,773)	(122,227)
	$129,781	$347,958
Currency translation adjustments	180	595
Balance as of December 31, 2016
Goodwill	457,734	470,780
Accumulated impairment losses	(327,773)	(122,227)
	$129,961	$348,553
Currency translation adjustments	648	1,401
Balance as of December 31, 2017
Goodwill	458,382	472,181
Accumulated impairment losses	(327,773)	(122,227)
	$130,609	$349,954

4.   INTANGIBLE ASSETS

The following table presents the major components of intangible assets as of December 31, 2017 and 2016:

(Amounts in thousands)	Average Amortization Period		Accumulated	Net Carrying
	(in Years)	Cost	Amortization	Value
As of December 31, 2017
Patents	14	$12,770	$(12,261)	$509
Trademarks/Tradenames	12	117,473	(88,853)	28,620
Customer relationships	13	219,614	(166,086)	53,528
Other	4	5,750	(4,732)	1,018
Total intangible assets	12	$355,607	$(271,932)	$83,675

As of December 31, 2016
Patents	14	$12,770	$(12,078)	$692
Trademarks/Tradenames	12	117,124	(82,723)	34,401
Customer relationships	13	217,861	(150,310)	67,551
Other	4	5,661	(4,146)	1,515
Total intangible assets	12	$353,416	$(249,257)	$104,159

Intangible assets are amortized over the estimated useful life, generally on a straight-line basis. Amortization expense related to these intangible assets for the years ended December 31, 2017, 2016, and 2015 was approximately $21.3 million, $25.1 million, and $25.3 million, respectively.  Estimated amortization expense for fiscal years 2018 through 2022 is shown in the following table:

Amortization
(Amounts in thousands)	expense

2018	$19,781
2019	15,734
2020	11,197
2021	6,718
2022	4,416

5.   LONG-TERM DEBT

Long-term debt in the accompanying consolidated balance sheets at December 31, 2017 and 2016 consists of the following:

(Amounts in thousands)
	December 31, 2017	December 31, 2016
Senior secured asset based revolving credit facility	$—	$—
Term Loan due 2021, net of unamortized early tender premium, discount,
and debt issuance costs of $10,560 and $17,854, respectively	203,315	240,321
6.50% Senior notes due 2022, net of unamortized early tender premium, discount,
and debt issuance costs of $41,681 and $49,935, respectively	608,319	600,065
	$811,634	$840,386
Less current portion of long-term debt	(4,300)	(4,300)
	$807,334	$836,086

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

Borrowings under the Term Loan Facility bear interest at a rate equal to, at Ply Gem Industries’ option, either (a) a base rate determined by reference to the highest of (i) the prime rate of the administrative agent under the credit agreement, (ii) the federal funds rate plus 0.50% and (iii) the adjusted LIBO rate for a one-month interest period plus 1.00% or (b) a LIBO rate determined by reference to the cost of funds for eurocurrency deposits in dollars for the interest period relevant to such borrowing, adjusted for certain additional costs, subject to a 1.00% floor, plus, in each case, an applicable margin of 3.00% for any eurocurrency loan and 2.00% for any alternate base rate loan. As of December 31, 2017, the Company's interest rate on the Term Loan Facility was 4.00%. The effective interest rate for the Term Loan is 8.60% after considering each of the different interest expense components of this instrument, including the coupon payment, the deferred debt issuance costs and the original issue discount.

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

The Term Loan Facility requires Ply Gem Industries to prepay outstanding term loans, subject to certain exceptions, with: (i) 50% (which percentage will be reduced to 25% if the Company's consolidated senior secured debt ratio is equal or less than 2.50 to 1.00 but greater than 2.00 to 1.00 and to 0% if the Company's consolidated senior secured debt ratio is equal to or less than 2.00 to 1.00) of the Company's annual excess cash flow (as defined in the credit agreement), to the extent such excess cash flow exceeds $15.0 million, commencing with the fiscal year ended December 31, 2015; (ii) 100% of the net cash proceeds of certain non-ordinary course asset sales or certain insurance and condemnation proceeds, in each case subject to certain exceptions and reinvestment rights; and (iii) 100% of the net cash proceeds of certain issuances of debt, other than proceeds from debt permitted under the Term Loan Facility. Ply Gem Industries may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary “breakage” costs with respect to LIBOR loans. As of and for the year ended December 31, 2017, the Company's consolidated senior secured debt ratio was 0.66 and as a result no excess cash flow payment under the Term Loan Facility will be required. However, the Company elected on November 3, 2017 to voluntarily prepay $40.0 million on the Term Loan Facility to reduce its outstanding indebtedness bringing the Company's cumulative voluntary 2016 and 2017 Term Loan Facility payments to $200.0 million as the Company elected on March 10, 2016 and August 4, 2016 to voluntarily prepay $30.0 million on each date and elected on November 4, 2016 to voluntarily pay an additional $100.0 million on the Term Loan Facility.

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

In addition to paying interest on outstanding principal under the ABL Facility, Ply Gem Industries is required to pay a commitment fee in respect of the unutilized commitments thereunder, which fee will be determined based on utilization of the ABL Facility (increasing when utilization is low and decreasing when utilization is high) multiplied by a commitment fee rate determined by reference to average excess availability under the ABL Facility. The commitment fee rate during any fiscal quarter is 0.375% when average excess availability is greater than $100.0 million for the preceding fiscal quarter and 0.25% when average availability is less than or equal to $100.0 million for the preceding fiscal quarter.  Ply Gem Industries must also pay customary letter of credit fees equal to the applicable margin on Eurodollar loans and agency fees.   As of December 31, 2017, the Company’s interest rate on the ABL Facility was approximately 2.56%.  The ABL Facility requires that if (a) excess availability is less than the greater of (x) 10.0% of the lower of the borrowing base and the aggregate commitments and (y) $25.0 million or (b) any event of default has occurred and is continuing, Ply Gem Industries must comply with a minimum fixed charge coverage ratio test of 1.0 to 1.0.  If the excess availability under the ABL Facility is less than the greater of (a) 12.5% of the lesser of the borrowing base and the aggregate commitments and (b) $30.0 million ($27.5 million for the months of January, February, March and April) for a period of 5 consecutive days or an event of default has occurred and is continuing, all cash from Ply Gem Industries material deposit accounts (including all concentration accounts) will be swept daily into a collection account controlled by the administrative agent under the ABL Facility and used to repay outstanding loans and cash collateralize letters of credit.

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

As of December 31, 2017, Ply Gem Industries had approximately $340.3 million of contractual availability and approximately $261.5 million of borrowing base availability under the ABL Facility, reflecting $0.0 million of borrowings outstanding and approximately $9.7 million of letters of credit and priority payables reserves.

Loss on debt modification or extinguishment

During both March and August 2016, the Company made voluntarily payments of $30.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the agreement governing the Term Loan Facility and further elected in November 2016 to voluntarily pay an additional $100.0 million on the Term Loan Facility bringing the cumulative 2016 voluntary payments to $160.0 million. The Company performed an analysis to determine the proper accounting treatment for each of these voluntary payments by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payments. Consequently, the Company recognized a loss on debt modification in the consolidated statement of operations of approximately $11.7 million for the year ended December 31, 2016, reflecting the proportionate write-off of the related debt discount ($9.4 million) and debt issuance costs ($2.4 million) associated with the $160.0 million in voluntary payments, as summarized in the table below.

During November 2017, the Company made a voluntarily payment of $40.0 million on the Term Loan Facility to reduce its outstanding indebtedness as allowable under the terms of the agreement governing the Term Loan Facility. The Company performed an analysis to determine the proper accounting treatment for each of these voluntary payments by evaluating the change in cash flows and determined that there were no changes in creditors as a result of the payments. Consequently, the Company recognized a loss on debt modification in the consolidated statement of operations of approximately $2.1 million for the year ended December 31, 2017, reflecting the proportionate write-off of the related debt discount ($1.7 million) and debt issuance costs ($0.4 million) associated with this $40.0 million voluntary payment, as summarized in the table below.

Based on these financing transactions, the Company recognized a loss on debt modification or extinguishment of approximately $2.1 million and $11.7 million for the years ended December 31, 2017, and 2016, respectively, as summarized in the table below.

(Amounts in thousands)	For the year ended
	December 31, 2017	December 31, 2016
Loss on modification of debt:
Term Loan Facility unamortized discount	$(1,681)	$(9,375)
Term Loan Facility unamortized debt issuance costs	(425)	(2,372)
Total loss on modification or extinguishment of debt	$(2,106)	$(11,747)

Debt maturities

The following table summarizes the Company’s long-term debt maturities due in each fiscal year after December 31, 2017:

(Amounts in thousands)	As of
December 31, 2017
2018	$4,300
2019	4,300
2020	4,300
2021	200,975
2022	650,000
Thereafter	—
$863,875

The Company will not be required to make an excess cash flow payment under the Term Loan Facility in 2018 based on the Company's operating performance, voluntary payments on the Term Loan Facility, and capital expenditures in 2017. However, the Company may be required to make an excess cash flow payment under the Term Loan Facility in future years based on the Company's senior secured debt levels, future operating performance and capital expenditures which the Company cannot estimate with reasonable certainty at December 31, 2017.

6.   DEFINED BENEFIT PLANS

The Company has two pension plans, the Ply Gem Group Pension Plan (the “Ply Gem Plan”) and the MW Manufacturers, Inc. Retirement Plan (the “MW Plan”).  The plans are combined in the following discussion.

The table that follows provides a reconciliation of benefit obligations, plan assets, and funded status of the combined plans in the accompanying consolidated balance sheets at December 31, 2017 and 2016:

	December 31,	December 31,
(Amounts in thousands)	2017	2016
Change in projected benefit obligation
Benefit obligation at beginning of year	$47,138	$47,652
Service cost	—	—
Interest cost	1,822	1,914
Actuarial (gain) loss	2,226	(227)
Benefits and expenses paid	(2,669)	(2,201)
Projected benefit obligation at end of year	$48,517	$47,138

Change in plan assets
Fair value of plan assets at beginning of year	$31,478	$31,972
Actual return on plan assets	3,792	1,060
Employer and participant contributions	1,753	647
Benefits and expenses paid	(2,669)	(2,201)
Fair value of plan assets at end of year	$34,354	$31,478

Funded status and financial position:
Fair value of plan assets	$34,354	$31,478
Benefit obligation at end of year	48,517	47,138
Funded status	$(14,163)	$(15,660)

Amount recognized in the balance sheet consists of:
Current liability	$(1,358)	$(1,753)
Noncurrent liability	(12,805)	(13,907)
Liability recognized in the balance sheet	$(14,163)	$(15,660)

The accumulated benefit obligation for the combined plans was approximately $48.5 million and $47.1 million as of December 31, 2017 and 2016, respectively.

Accumulated Other Comprehensive Loss

Amounts recognized in accumulated other comprehensive loss at December 31, 2017 and 2016 consisted of the following:

(Amounts in thousands)	December 31,	December 31,
	2017	2016
Initial net asset (obligation)	$—	$—
Prior service credit (cost)	—	—
Net loss	17,958	18,817
Accumulated other comprehensive loss	$17,958	$18,817

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

	For the year ended December 31,
	2017	2016	2015
Discount rate for projected benefit obligation	3.50%	3.97%	4.18%
Discount rate for pension costs	3.97%	4.18%	4.25%
Expected long-term average return on plan assets	7.00%	7.00%	7.00%

Net Periodic Benefit Costs

The Company’s net periodic benefit expense for the combined plans for the periods indicated consists of the following components:

(Amounts in thousands)	For the year ended December 31,
	2017	2016	2015
Service cost	$—	$—	$—
Interest cost	1,822	1,914	1,996
Expected return on plan assets	(2,184)	(2,176)	(2,309)
Amortization of (gain) loss	1,432	1,348	1,192
Net periodic benefit expense	$1,070	$1,086	$879

Pension Assets

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

The weighted-average asset allocations at December 31, 2017 by asset category are as follows:

	Target Allocation	Actual allocation as of December 31, 2017	Weighted Average Expected Long-Term Rate of Return (1)
Asset Category
U.S. Large Cap Funds	25.0%	22.3%	3.7%
U.S. Mid Cap Funds	5.0%	8.1%	0.8%
U.S. Small Cap Funds	3.0%	3.0%	0.4%
International Equity	15.0%	15.2%	1.1%
Fixed income	45.0%	44.4%	0.9%
Other investments	7.0%	7.0%	0.1%
	100.0%	100.0%	7.0%
(1) The weighted average expected long-term rate of return by asset category is based on the Company’s target allocation and historical results.

The weighted-average asset allocations at December 31, 2016 by asset category are as follows:

	Target Allocation	Actual allocation as of December 31, 2016	Weighted Average Expected Long-Term Rate of Return (1)
Asset Category
U.S. Large Cap Funds	25.0%	21.6%	4.2%
U.S. Mid Cap Funds	5.0%	7.9%	0.7%
U.S. Small Cap Funds	3.0%	3.0%	0.5%
International Equity	15.0%	14.8%	1.0%
Fixed income	45.0%	44.3%	0.5%
Other investments	7.0%	8.4%	0.1%
	100.0%	100.0%	7.0%
(1) The weighted average expected long-term rate of return by asset category is based on the Company’s target allocation and historical results.

The following table summarizes the Company’s plan assets measured at fair value on a recurring basis (at least annually) as of December 31, 2017 and 2016:

(Amounts in thousands)	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2017	Assets (Level 1)	(Level 2)	(Level 3)
Equity Securities (1)
U.S. Large Cap Funds	$7,660	$7,660	$—	$—
U.S. Mid Cap Funds	2,797	1,381	1,416	—
U.S. Small Cap Funds	1,038	515	523	—
International Funds	5,203	5,203	—	—
Fixed Income
Domestic Bond Funds (2)	15,261	—	15,261	—
Other Investments
Commodity Funds (3)	1,765	—	1,765	—
Cash & Cash Equivalents	630	630	—	—
	$34,354	$15,389	$18,965	$—

(Amounts in thousands)	Fair value as of	Quoted Prices in Active	Significant Other	Significant
	December 31,	Markets for Identical	Observable Inputs	Unobservable Inputs
	2016	Assets (Level 1)	(Level 2)	(Level 3)
Equity Securities (1)
U.S. Large Cap Funds	$6,784	$6,784	$—	$—
U.S. Mid Cap Funds	2,477	1,226	1,251	—
U.S. Small Cap Funds	931	470	461	—
International Funds	4,662	4,662	—	—
Fixed Income
Domestic Bond Funds (2)	13,954	—	13,954	—
Other Investments
Commodity Funds (3)	1,584	—	1,584	—
Cash & Cash Equivalents	1,086	1,086	—	—
	$31,478	$14,228	$17,250	$—

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

Benefit Plan Contributions

The Company made cash contributions to the combined plans of approximately $1.8 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively.  During fiscal year 2018, the Company expects to make cash contributions to the combined plans of approximately $1.4 million.

Benefit Plan Payments

The following table shows expected benefit payments for the next five fiscal years and the aggregate five years thereafter from the combined plans. These benefit payments consist of qualified defined benefit plan payments that are made from the respective plan trusts and do not represent an immediate cash outflow to the Company.

Fiscal Year	Expected Benefit Payments
(Amounts in thousands)

2018	$2,404
2019	2,469
2020	2,568
2021	2,624
2022	2,681
2023-2027	14,119

Other Retirement Plans

The Company also has an unfunded nonqualified Supplemental Executive Retirement Plan for certain employees.  The projected benefit obligation relating to this unfunded plan totaled approximately $319,000 and $319,000 at December 31, 2017 and 2016, respectively.  The Company has recorded this obligation in other long term liabilities in the consolidated balance sheets as of December 31, 2017 and 2016.  Pension expense for the plan was approximately $12,000, $14,000 and $16,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

7.   DEFINED CONTRIBUTION PLANS

The Company has a defined contribution 401(k) plan covering all eligible employees.  The Company matches 50% of the first 6% of employee contributions.  The Company also has the option of making discretionary contributions.  The Company contributed approximately $4.0 million, $3.7 million, and $3.6 million for the years ended December 31, 2017, December 31, 2016 and December 31, 2015, respectively, which has been expensed within selling, general, and administrative expenses in the accompanying consolidated statement of operations.

8.   COMMITMENTS AND CONTINGENCIES

Operating leases

At December 31, 2017, the Company was obligated under lease agreements for the rental of certain real estate and machinery and equipment used in its operations.  Future minimum rental obligations for non-cancellable lease payments total approximately $140.0 million at December 31, 2017.  The lease obligations, partially offset by sublease income, are payable as follows:

	Lease	Sublease
(Amounts in thousands)	Commitments	Income
2018	$31,590	$437
2019	27,455	445
2020	22,123	454
2021	17,755	463
2022	15,694	473
Thereafter	25,431	974

Total rental expense for all operating leases was approximately $39.3 million, $37.3 million, and $37.6 million for the years ended December 31, 2017, 2016, and 2015, respectively.

Indemnifications

In connection with the Ply Gem acquisition, in which Ply Gem Industries was acquired from Nortek in February 2004, Nortek has agreed to indemnify the Company for certain liabilities as set forth in the stock purchase agreement governing the Ply Gem acquisition.  In the event Nortek is unable to satisfy amounts due under these indemnifications, the Company would be liable.  The Company believes that Nortek has the financial capacity to honor its indemnification obligations and therefore does not anticipate incurring any losses related to liabilities indemnified by Nortek under the stock purchase agreement.  A receivable related to this indemnification has been recorded in other long-term assets in the approximate amount of $1.0 million and $1.4 million at December 31, 2017 and 2016, respectively.  As of December 31, 2017 and 2016, the Company has recorded liabilities related to these indemnifications of approximately $0.4 million and $0.5 million, respectively, in current liabilities and $0.6 million and $0.9 million, respectively, in long-term liabilities, consisting of the following:

(Amounts in thousands)	December 31, 2017	December 31, 2016
Product claim liabilities	$138	$138
Multiemployer pension plan withdrawal liability	449	808
Other	439	500
	$1,026	$1,446

The product claim liabilities of approximately $0.1 million at December 31, 2017 and 2016, recorded in long term liabilities, represent the estimated costs to resolve the outstanding matters related to a former subsidiary of the Company, which is a defendant in a number of lawsuits alleging damage caused by alleged defects in certain pressure treated wood products.  The Company had indemnified the buyer of the former subsidiary for all known liabilities and future claims relating to such matters and retained the rights to all potential reimbursements related to insurance coverage.  Many of the suits have been resolved by dismissal or settlement with amounts being paid out of insurance proceeds or other third party recoveries.  The Company and the former subsidiary continue to vigorously defend the remaining suits.  Certain defense and indemnity costs are being paid out of insurance proceeds and proceeds from a settlement with suppliers of material used in the production of the treated wood products.  The Company and the former subsidiary have engaged in coverage litigation with certain insurers and have settled coverage claims with several of the insurers.

The multiemployer pension plan withdrawal liability of approximately $0.4 million and $0.8 million recorded in long term liabilities at December 31, 2017 and 2016, respectively, relate to liabilities assumed by the Company in 1998 when its former subsidiary, Studley Products, Inc. (“Studley”) was sold.  In connection with the sale, Studley ceased making contributions to the Production Service and Sales District Council Pension Fund (the “Pension Fund”), and the Company assumed responsibility for all withdrawal liabilities to be assessed by the Pension Fund.  Accordingly, the Company is making quarterly payments of approximately $0.1 million to the Pension Fund through 2018 based upon the assessment of withdrawal liability received from the Pension Fund.  The multiemployer pension liability represents the present value of the quarterly payment stream as well as an estimate of additional amounts that may be assessed in the future by the Pension Fund under the contractual provisions of the Pension Fund.

Included in the indemnified items is approximately $0.4 million and $0.5 million for the year ended December 31, 2017 and 2016, respectively, of accrued expenses to cover the estimated costs and expenses of defending known litigation claims, including the estimated cost of legal services incurred, that the Company is contesting.

Warranty claims

The Company sells a number of products and offers a number of warranties.  The specific terms and conditions of these warranties vary depending on the product sold.  The Company estimates the costs that may be incurred under warranties and records a liability for such costs at the time of sale.  Factors that affect the Company’s warranty liabilities include the number of units sold, historical and anticipated rates of warranty claims, cost per claim and new product introduction.  The Company assesses the adequacy of the recorded warranty claims and adjusts the amounts as appropriate.  As of December 31, 2017 and 2016, warranty liabilities of approximately $19.7 million and $19.7 million, respectively, have been recorded in current liabilities and approximately $57.7 million and $57.6 million, respectively, have been recorded in long term liabilities in the consolidated balance sheets.

Changes in the Company’s short-term and long-term warranty liabilities are as follows:

	For the year ended December 31,
(Amounts in thousands)	2017	2016	2015
Balance, beginning of period	$77,279	$76,562	$84,423
Acquisitions-Canyon Stone (2015)	—	—	100
Warranty expense during period	22,309	22,266	21,264
Adjustments	—	—	(7,761)
Settlements made during period	(22,271)	(21,549)	(21,464)
Balance, end of period	$77,317	$77,279	$76,562

Environmental

The Company is subject to United States and Canadian federal, state, provincial and local laws and regulations relating to pollution and the protection of the environment, including those governing emissions to air, discharges to water, use, storage, treatment, disposal and transport of hazardous waste and other materials, investigation and remediation of contaminated sites, and protection of worker health and safety. From time to time, the Company's facilities are subject to investigation by governmental authorities. In addition, the Company has been identified as one of many potentially responsible parties for contamination present at certain offsite locations to which it or its predecessors are alleged to have sent hazardous materials for recycling or disposal. The Company may be held liable, or incur fines or penalties, in connection with such requirements or liabilities for, among other things, releases of hazardous substances occurring on or emanating from current or formerly owned or operated properties or any associated offsite disposal location, or for known or newly-discovered contamination at any of the Company's properties from activities conducted by us or previous occupants. The amount of any liability, fine or penalty may be material, and certain environmental laws impose strict, and under certain circumstances joint and several, liability for the cost of addressing releases of hazardous substances upon certain classes of persons, including site owners or operators and persons that disposed or arranged for the disposal of hazardous substances at contaminated sites.

MW Manufacturers Inc. (“MW”), a subsidiary of MWM Holding, Inc., entered into an Administrative Order on Consent (the “Consent Order”), effective September 12, 2011, with the United States Environmental Protection Agency (“EPA”), under the Resource Conservation and Recovery Act (“RCRA”), with respect to its Rocky Mount, Virginia property. During 2011, as part of the Consent Order, MW provided the EPA, among other things, a RCRA Facility Investigation Workplan (the “Workplan”) as well as a preliminary cost estimate of approximately $1.8 million for the predicted assessment, remediation and monitoring activities to be conducted pursuant to the Consent Order over the remediation period, which is currently estimated through 2023. In 2012, the EPA approved the Workplan, which MW is currently implementing. The Company has recorded approximately $0.3 million of this environmental liability within current liabilities and approximately $1.1 million within other long-term liabilities in the Company’s consolidated balance sheets at December 31, 2017 and 2016.  The Company may incur costs that exceed our recorded environmental liability. The Company will adjust its environmental remediation liability in future periods, if necessary, as further information develops or circumstances change.

Environmental authorities are investigating groundwater contamination at a Superfund site in York, Nebraska. In 2010, sampling was conducted at the Kroy Building Products, Inc. (“Kroy”) facility in York, Nebraska. In February 2015, the EPA sent Kroy a request for information pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), and in May 2015, Kroy responded to the request for information. Kroy could have liability for investigation and remediation costs associated with the contamination. Given the current status of this matter, the Company has not recorded a liability in its consolidated balance sheets as of December 31, 2017 and December 31, 2016.

From time to time, the Company may incur investigation and remediation costs in connection with other facilities it currently owns or operates or previously owned or operated. For example, the Company has a $0.1 million liability included in its consolidated balance sheets at December 31, 2017 and December 31, 2016, for potential contamination issues at its Calgary, Alberta property. In addition, the Company is required to contribute to investigation and remediation costs at various third party waste disposal facilities at which the Company or a related entity has been identified as a potentially responsible party.

The Company is a party to various acquisition and other agreements pursuant to which third parties agreed to indemnify the Company for certain costs relating to environmental liabilities. For example, the Company may be able to recover some of its Rocky Mount, Virginia investigation and remediation costs from U.S. Industries, Inc. and may be able to recover a portion of any costs incurred in connection with the Kroy contamination matter in York, Nebraska from Alcan Aluminum Corporation. The Company's ability to seek indemnification from parties that have agreed to indemnify it may be limited. There can be no assurance that the Company would receive any funds from these parties, and any related environmental liabilities or costs could have a material adverse effect on our financial condition and results of operations.

Based on current information, the Company is not aware of any environmental compliance obligations, claims or investigations that will have a material adverse effect on its results of operations, cash flows or financial position except as otherwise disclosed in the Company's consolidated financial statements. However, there can be no guarantee that previously known or newly-discovered matters will not result in material costs or liabilities.

Self-insured risks

The Company maintains a broad range of insurance policies which include general liability insurance coverage and workers compensation. These insurance policies protect the Company against a portion of the risk of loss from claims. However, the Company retains a portion of the overall risk for such claims through its self-insured per occurrence and aggregate retentions, deductibles, and claims in excess of available insurance policy limits. The Company's general liability insurance includes coverage for certain damages arising out of product design and manufacturing defects. The Company's insurance coverage is generally subject to a per occurrence retention and certain coverage exclusions.

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

As a result of the Vinyl Clad Settlement Agreement, the Company has a liability of approximately $1.4 million as of December 31, 2017 and December 31, 2016, with $0.7 million as a current liability within accrued expenses and $0.7 million as a noncurrent liability within other long-term liabilities in the Company’s consolidated balance sheets as of December 31, 2017 and December 31, 2016. It is possible that the Company may incur costs in excess of the recorded amounts; however, the Company currently expects that the total net cost will not exceed this liability.

In Anthony Pagliaroni et al. v. Mastic Home Exteriors, Inc. and Deceuninck North America, LLC, a purported class action filed in January 2012 in the United States District Court for the District of Massachusetts, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of the defective design and manufacture of Oasis composite deck and railing, which was manufactured by Deceuninck North America, LLC (“Deceuninck”) and sold by Mastic Home Exteriors, Inc. (“MHE”). The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) treble damages, (iii) punitive damages, and (iv) attorneys' fees and costs of litigation. The damages sought in this action have not yet been quantified. The hearing regarding plaintiffs’ motion for class certification was held on March 10, 2015, and the District Court denied plaintiffs’ motion for class certification on September 22, 2015. On October 6, 2015, plaintiffs filed a petition for interlocutory appeal of the denial of class certification to the U.S. Court of Appeals for the First Circuit, and on April 12, 2016, the Court of Appeals denied this petition for appeal, meaning the case continues to be litigated with the individual named plaintiffs. Deceuninck, as the manufacturer of Oasis deck and railing, has agreed to indemnify MHE for certain liabilities related to this claim pursuant to the sales and distribution agreement, as amended, between Deceuninck and MHE. MHE's ability to seek indemnification from Deceuninck is, however, limited by the terms and limits of the indemnity as well as the strength of Deceuninck's financial condition, which could change in the future.

In re Ply Gem Holdings, Inc. Securities Litigation is a purported federal securities class action filed on May 19, 2014 in the United States District Court for the Southern District of New York against Ply Gem Holdings, Inc., several of its directors and officers, and the underwriters associated with the Company’s initial public offering ("IPO"). It is filed on behalf of all persons or entities, other than the defendants, who purchased the common shares of the Company pursuant and/or traceable to the Company’s IPO and seeks remedies under Sections 11 and 15 of the Securities Act of 1933, alleging that the Company’s Form S-1 registration statement was negligently prepared and materially inaccurate, containing untrue statements of material fact and omitting material information which was required to be disclosed. The plaintiffs seek a variety of relief, including (i) damages together with interest thereon and (ii) attorneys’ fees and costs of litigation. On October 14, 2014, Strathclyde Pension Fund was certified as lead plaintiff, and class counsel was appointed. Pursuant to the Underwriting Agreement, dated May 22, 2013, entered into in connection with the IPO, the Company has agreed to reimburse the underwriters for the legal fees and other expenses reasonably incurred by the underwriters’ law firm in its representation of the underwriters in connection with this matter. Pursuant to Indemnification Agreements, dated as of May 22, 2013, between the Company and each of the directors and officers named in this action, the Company has agreed to assume the defense of such directors and officers. The parties have reached an agreement in principle to settle the matter for approximately $26.0 million and notified the Court of this, which is subject to the finalization of the settlement agreement, Court approval and requests for exclusion by members of the settlement class. The Company accrued the $26.0 million within accrued expenses as of December 31, 2017 in the Company’s consolidated balance sheet, and also recognized an insurance receivable of $25.4 million within other current assets that was offset by insurance proceeds of $8.7 million from an insurance carrier, for a net insurance receivable of $16.7 million as of December 31, 2017 in the Company’s consolidated balance sheet as certain of its directors' and officers' liability insurance carriers are to fund the majority of the settlement amount with the Company agreeing to pay certain disputed litigation expenses of approximately $0.6 million. The defendants deny all liability in the settlement and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle this matter.

In Raul Carrillo-Hueso and Chec Xiong v. Ply Gem Industries, Inc. and Ply Gem Pacific Windows Corporation, a purported class action filed on November 25, 2015 in the Superior Court of the State of California, County of Alameda, plaintiffs, on behalf of themselves and all others similarly situated, allege damages as a result of, among other things, the defendants’ failure to provide (i) statutorily required meal breaks at the Sacramento, California facility, (ii) accurate wage statements to employees in California, and (iii) all wages due on termination in California. The plaintiffs seek a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. On January 7, 2017, the parties agreed to settle this matter for approximately $1.0 million, and on June 29, 2017, the Court granted final approval of the settlement. The Company accrued for this amount in accrued expenses as of December 31, 2016 in the Company's consolidated balance sheet and subsequently paid the settlement during the year ended December 31, 2017. The Company denies all liability in the settlement and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle this matter.

In Tina Morgan v. Ply Gem Industries, Inc. and Simonton Industries, Inc., a purported class action filed on December 11, 2015 in the Superior Court of the State of California, County of Solano, plaintiff, on behalf of herself and all others similarly situated, alleges damages as a result of, among other things, the defendants’ failure at the Vacaville, California facility to (i) pay overtime wages, (ii) provide statutorily required meal breaks, (iii) provide accurate wage statements, and (iv) pay all wages owed upon termination. The plaintiff seeks a variety of relief, including (i) economic and compensatory damages, (ii) statutory damages, (iii) penalties, (iv) pre- and post-judgment interest, and (v) attorneys' fees and costs of litigation. On December 9, 2016, the parties agreed to settle this matter for approximately $0.9 million, and on May 22, 2017, the Court granted final approval of the settlement. The Company accrued for this amount in accrued expenses as of December 31, 2016 in the Company's consolidated balance sheet and subsequently paid the settlement during the year ended December 31, 2017. The Company denies all liability in the settlement and with respect to the facts and claims alleged. The Company, however, is aware of the substantial burden, expense, inconvenience and distraction of continued litigation, and therefore agreed to settle this matter.

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

Other contingencies

The Company is subject to other contingencies, including legal proceedings and claims arising out of its operations and businesses that cover a wide range of matters, including, among others, environmental, contract, employment, intellectual property, securities, personal injury, property damage, product liability, warranty, and modification, adjustment or replacement of component parts or units sold, which may include product recalls.  Product liability, environmental and other legal proceedings also include matters with respect to businesses previously owned.  The Company has used various substances in products and manufacturing operations, which have been or may be deemed to be hazardous or dangerous, and the extent of its potential liability, if any, under environmental, product liability and workers’ compensation statutes, rules, regulations and case law is unclear.  Further, due to the lack of adequate information and the potential impact of present regulations and any future regulations, there are certain circumstances in which no range of potential exposure may be reasonably estimated.  Also, it is not possible to ascertain the ultimate legal and financial liability with respect to certain contingent liabilities, including lawsuits, and therefore no such estimate has been made as of December 31, 2017.

9.   ACCRUED EXPENSES AND OTHER LONG-TERM LIABILITIES

Accrued expenses consist of the following at December 31, 2017 and December 31, 2016:

(Amounts in thousands)	December 31, 2017	December 31, 2016
Insurance	$7,637	$8,297
Employee compensation and benefits	19,720	27,749
Sales and marketing	58,131	59,655
Product warranty	19,652	19,718
Accrued freight	3,696	2,146
Accrued interest	18,027	17,977
Accrued environmental liability	453	434
Accrued pension	1,358	1,753
Accrued sales returns and discounts	1,303	1,199
Accrued taxes	4,735	4,966
Litigation accrual	26,849	2,575
Other	24,296	22,546
	$185,857	$169,015

Other long-term liabilities consist of the following at December 31, 2017 and December 31, 2016:

(Amounts in thousands)	December 31, 2017	December 31, 2016
Insurance	$595	$605
Pension liabilities	12,805	13,907
Multi-employer pension withdrawal liability	449	808
Product warranty	57,665	57,575
Long-term product claim liability	138	138
Long-term environmental liability	1,075	1,158
Liabilities for tax uncertainties	4,529	3,925
Litigation accrual	731	731
Other	5,437	7,548
	$83,424	$86,395

Long-term incentive plan

The Company maintains a long-term incentive plan (“LTIP”) for certain employees which was implemented to retain and incentivize employees through the downturn in the housing market. During the years ended December 31, 2017 and December 31, 2016, the Company recognized a net LTIP expense of $5.7 million and $7.3 million, respectively, which has been recorded within selling, general, and administrative expenses in the consolidated statement of operations. The LTIP liability is $9.5 million and $10.0 million as of December 31, 2017 and December 31, 2016, respectively, of which $6.0 million and $6.3 million has been recorded within other current liabilities and $3.5 million and $3.7 million in other long-term liabilities in the consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively. During the year ended December 31, 2017, the Company made certain modifications to the LTIP program which transformed the 2017 LTIP awards to an equity based award rather than the previous liability award. These changes consisted of granting restricted stock units at the outset of the award rather than a fixed dollar amount which had been the methodology for the previous LTIP awards. As a result, the Company recognized the 2017 LTIP awards within additional paid in capital for $0.6 million in the Company’s consolidated statements of stockholder’s equity (deficit) for the year ended December 31, 2017.

Other liabilities

During the years ended December 31, 2017, 2016 and 2015, the Company made approximately $1.0 million, $0.5 million, and $1.6 million in cash payments for restructuring and integration efforts, respectively. These payments were for restructuring and integration programs implemented in Western Canada and general back office centralization efforts incurred as well as product simplification costs incurred for the entire Windows and Doors segment.

10.   INCOME TAXES

The following is a summary of the components of income before provision (benefit) for income taxes:

	For the year ended December 31,
(Amounts in thousands)	2017	2016	2015
Domestic	$117,750	$35,258	$47,901
Foreign	(2,769)	(11,766)	(16,301)
	$114,981	$23,492	$31,600

The following is a summary of the provision (benefit) for income taxes included in the accompanying consolidated statement of operations:

	For the year ended December 31,
(Amounts in thousands)	2017	2016	2015
Federal:
Current	$989	$1,043	$692
Deferred	39,692	(54,692)	(2,833)
	40,681	(53,649)	(2,141)
State:
Current	$5,204	$4,674	$2,688
Deferred	1,259	(2,020)	(779)
	6,463	2,654	1,909
Foreign:
Current	$838	$277	$833
Deferred	(1,328)	(1,277)	(1,289)
	(490)	(1,000)	(456)

Total	$46,654	$(51,995)	$(688)

The table that follows reconciles the federal statutory income tax rate to the effective tax rate of approximately 40.6% for the year ended December 31, 2017, 221.3% for the year ended December 31, 2016, and 2.2% for the year ended December 31, 2015.

	For the year ended December 31,
(Amounts in thousands)	2017	2016	2015
Income tax provision at the federal statutory rate	$40,243	$8,222	$11,060

Net change from statutory rate:
Valuation allowance-US	165	(88,653)	(30,446)
Valuation allowance-Canada	207	1,714	3,551
State income tax provision, net of federal income tax benefit	4,462	5,937	4,986
Taxes at non-U.S. statutory rate	(283)	348	(153)
Additional provisions/reversals of unrecognized tax benefits	(281)	187	(116)
Canadian rate differential	142	808	1,284
Attribute reduction	—	(3,118)	3,118
Tax Receivable Agreement	162	21,306	4,531
Alternative minimum tax	1,463	1,483	1,298
Minimum tax credit	(1,463)	(1,483)	(1,298)
Meals and entertainment	676	675	595
Executive compensation	748	599	—
Work opportunity tax credit	(474)	(438)	—
Tax Reform - Deferred Taxes	4,272	—	—
Tax Reform - Tax Receivable Agreement	(3,746)	—	—
Other, net	361	418	902
	$46,654	$(51,995)	$(688)

The tax effect of temporary differences, which gave rise to significant portions of deferred income tax assets and liabilities as of December 31, 2017 and 2016 are as follows:

(Amounts in thousands)	2017	2016
Deferred tax assets:
Accounts receivable	$615	$824
Insurance reserves	2,004	3,302
Warranty reserves	18,616	26,826
Pension accrual	3,837	6,292
Deferred compensation	4,683	10,946
Inventories	2,936	4,898
Federal, net operating loss carry-forwards	12,621	48,732
State, net operating loss carry-forwards	12,580	10,496
Non-capital losses - foreign jurisdiction	13,116	11,743
Related party interest	3,347	18,055
Professional fees	1,087	2,031
Environmental reserves	374	576
Alternative minimum tax	4,244	2,782
Other assets, net	5,008	7,530
Valuation allowance	(26,553)	(22,889)
Total deferred tax assets	58,515	132,144
Deferred tax liabilities:
Property and equipment, net	(18,851)	(27,589)
Intangible assets, net	(20,873)	(36,894)
Deferred financing	(8,991)	(18,063)
Other liabilities, net	(807)	(1,973)
Total deferred tax liabilities	(49,522)	(84,519)
Net deferred tax asset	$8,993	$47,625
Tax Act

The Tax Act enacted on December 22, 2017, makes broad and complex changes to the Internal Revenue Code (the "Code") including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries, a new tax named global intangible low taxed income ("GILTI") which requires a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations, eliminating the corporate AMT and changing how existing AMT credits can be realized, creating the BEAT, creating a general limitation on deductible interest expense, and changing rules related to the utilization of net operating loss carryforwards created in tax years after December 31, 2017.

Due to the complexity of the new GILTI tax rules, The Company is currently evaluating the impact of this new tax. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either treating taxes due under GILTI as a current-period expense when incurred or factoring these amounts into the Company’s measurement of deferred taxes. The Company has not made a policy decision regarding whether to record deferred taxes on GILTI since we are still in the process of evaluating this new tax provision under the Tax Act.
ASC 740 Income Taxes requires a company to record the effects of a tax law change in the period of enactment. Due to the complexities involved in accounting for the recently enacted Tax Act, SAB 118 requires that the Company include in its financial statements a reasonable estimate of the impact of the Tax Act on earnings to the extent such reasonable estimate has been determined. Accordingly, the Company has performed an earnings and profits analysis associated with the one-time transition tax on certain unrepatriated earnings of foreign subsidiaries, and as a result of accumulated losses, there will be no income tax effect recorded for the year ended December 31, 2017 based on the reasonable estimate guidance provided by SAB 118. The Company is continuing to assess the impact from the Tax Act and may record adjustments in 2018.

For the year ended December 31, 2017, as a result of the corporate income tax rate reduction from 35% to 21% effective January 1, 2018 enacted in the Tax Act, the Company recorded an expense of $4.3 million due to the re-measurement of the deferred tax assets at the reduced income tax rate which reduced the future benefit the Company will realize associated with these assets. This expense has been recognized within income taxes in the Company's consolidated statement of operations and was recognized during the fourth quarter of 2017.

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

Valuation allowance

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.

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

As of December 31, 2016, the Company was no longer in a three-year cumulative pre-tax loss position due to the significant improvement in the Company’s profitability from the housing market recovery. The housing market has experienced steady improvement from a demand perspective over the last several years which has benefited the Company’s financial performance and profitability for both new construction and repair and remodeling reflected in the Company’s net sales and earnings growth. This annual financial improvement was further evidenced by the Company continuing to have net sales and profitability growth in the Company’s second and third quarters which are traditionally the Company’s strongest financial quarters based on seasonality. Finally, the consensus expectation and outlook for both new construction and repair and remodeling both showed positive growth rates over the next few years which result in future forecasted profitability for the Company. Based on the preponderance of these positive factors, the valuation allowance for federal and certain state NOL carry-forwards was released during the year ended December 31, 2016. The valuation allowance release is reflected within our benefit for income taxes in the accompanying consolidated statement of operations for the year ended December 31, 2016.

Based on the level of historical federal taxable income, projections of future taxable income, and the forecasted realization of deferred tax assets, the Company has determined that a federal valuation allowance is not required as of December 31, 2017. However, as of December 31, 2017, the Company remains in a valuation allowance position against its deferred tax assets for certain state and Canadian jurisdictions as it is currently deemed "more likely than not" that the benefit of such net tax assets will not be utilized as the Company continues to be in a three-year cumulative loss position for these states and Canadian jurisdictions. The Company will continue to monitor the positive and negative factors for these jurisdictions and make further changes to the valuation allowances as necessary. The Company’s state valuation allowance increased to $12.3 million as of December 31, 2017 compared to $10.0 million for the year ended December 31, 2016.

As of December 31, 2017 and December 31, 2016, the Company had a full valuation allowance on its deferred tax assets for Gienow Canada of approximately $14.3 million and $13.0 million, respectively, as of as a result of its operating performance and challenges associated with the Canadian economy and energy prices.
The Company had book goodwill of approximately $28.0 million that was not amortized resulting in a deferred tax liability of approximately $7.1 million at December 31, 2017.  Therefore, the reversal of deferred tax liabilities related to this goodwill is not considered a source of future taxable income in assessing the realization of its deferred tax assets.  The Company continues to evaluate the realizability of its net deferred tax assets and its estimates are subject to change.

Other tax considerations

As of December 31, 2017, the Company has approximately $92.1 million of federal gross operating loss carry-forwards which can be used to offset future taxable income.  These federal carry-forwards will begin to expire in 2028 if not utilized.  The Company has approximately $330.7 million of gross state NOL carry-forwards and $12.6 million (net of federal benefit) of deferred tax assets related to these state NOL carry-forwards which can be used to offset future state tax liabilities.  The Company has established a valuation allowance which offsets the deferred tax asset associated with certain state NOL carry-forwards.  Future tax planning strategies implemented by the Company could reduce or eliminate future NOL expiration.

As of December 31, 2017, the Company has not established U.S. deferred taxes on unremitted earnings for the Company's foreign subsidiaries.  Notwithstanding the provisions within the American Jobs Creation Act of 2004, the Company continues to consider these amounts to be permanently invested. Enactment of the Tax Act imposed a one-time U.S. federal tax on the deemed repatriation of unremitted earnings indefinitely reinvested abroad, which did not have a material impact on the Company’s financial results. The indefinite reinvestment assertion continues to apply for the purpose of determining deferred tax liabilities for U.S. state and foreign withholding tax purposes.

Unrecognized tax benefits

The Company records reserves for unrecognized tax benefits based on the likelihood of an unfavorable outcome.  Of this amount, approximately $1.7 million, if recognized, would have an impact on the Company’s effective tax rate.  As of December 31, 2017, the reserve was approximately $4.5 million which includes interest and penalties of approximately $1.9 million.  As of December 31, 2016, the reserve was approximately $3.9 million which included interest and penalties of approximately $1.6 million. The difference between the total unrecognized tax benefits and the amount of the liability for unrecognized tax benefits represents unrecognized tax benefits that have been netted against deferred tax assets related to net operating losses in accordance with ASC 740 in addition to accrued penalties and interest.

The Company has elected to treat interest and penalties on unrecognized tax benefits as income tax expense in its consolidated statement of operations.  Interest and penalty charges have been recorded in the contingency reserve account within other long term liabilities in the Company's consolidated balance sheet.

The following is a rollforward of unrecognized tax benefits from January 1, 2016 through December 31, 2017.

(Amounts in thousands)
Unrecognized tax benefits balance at January 1, 2016	$15,910
Additions based on tax positions related to current year	208
Additions for tax positions of prior years	603
Reductions for tax positions of prior years	(13)
Settlement or lapse of applicable statutes	(39)
Unrecognized tax benefits balance at December 31, 2016	16,669
Additions based on tax positions related to current year	182
Additions for tax positions of prior years	161
Reductions for tax positions of prior years	(90)
Settlement or lapse of applicable statutes	(400)
Unrecognized tax benefits balance at December 31, 2017	$16,522

Unrecognized tax benefits are reversed as a discrete event if an examination of applicable tax returns is not begun by a federal or state tax authority within the statute of limitations or upon effective settlement with federal or state tax authorities.  During the year ended December 31, 2017, the Company reversed approximately $0.4 million of unrecognized tax benefits due to the expiration of the statute of limitations in certain state jurisdictions. The Company's open tax years that are subject to federal examination are 2008 through 2016.

During the year ended December 31, 2016, the Company reversed approximately $0.1 million of unrecognized tax benefits due to the expiration of the statute of limitations for the tax year ended December 31, 2008.

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
As a result of the future federal corporate tax rate reduction from the Tax Act enacted on December 22, 2017, the
Company estimates that the total anticipated amount of future payments under the Tax Receivable Agreement would be approximately $74.7 million assuming no additional material changes in the relevant tax law or federal rates, that the Company earns sufficient taxable income to utilize the net operating loss carry forwards, and that utilization of such tax attributes is not subject to limitation under Section 382 of the Internal Revenue Code of 1986, as amended (the "Code") as the result of an “ownership change”. It is possible that future transactions or events or changes in estimates could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding Tax Receivable Agreement payments and liability. As of December 31, 2017, the Company estimates the Tax Receivable Agreement liability to be approximately $69.5 million with the remaining $5.2 million estimated for the state NOLs associated with the Tax Receivable Agreement which have a valuation allowance. Future changes in the Company's state valuation allowance position including the reversal of all or a portion of the Company's remaining state valuation allowance may increase the Tax Receivable Agreement liability up to the $74.7 million estimate as the Company at that point in time will project future taxable income beyond the current fiscal year for certain state income tax purposes and expense the remaining $5.2 million.

As of December 31, 2017 and 2016, the Company had a $69.5 million and $79.7 million liability, respectively, for the amount due pursuant to the Tax Receivable Agreement. The Company has $51.4 million and $25.4 million as current liabilities in the Company's consolidated balance sheets as of December 31, 2017 and December 31, 2016, respectively. The Company has $18.1 million and $54.3 million of this liability recorded as noncurrent as of December 31, 2017 and December 31, 2016, respectively, in the consolidated balance sheets as these amounts will not be paid in cash within the next 12 months. The $10.7 million Tax Receivable Agreement liability adjustment for the year ended December 31, 2017 recognized in the Company's consolidated statement of operations resulted primarily from the future federal tax rate reduction enacted as part of the December 2017 Tax Act which reduced the value of the NOLs to be utilized in future years at the lower 21% corporate tax rate.

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

The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing method.  The assumptions used in the model for the years ended December 31, 2015 (there were no option grants in 2016 or 2017) are outlined in the following table:

December 31, 2015
Weighted average fair value of options granted	$2.62
Weighted average assumptions used:
Expected volatility	34%
Expected term (in years)	7.00
Risk-free interest rate	1.82%
Expected dividend yield	—%

A summary of changes in stock options outstanding during the years ended December 31, 2017 and December 31, 2016 is presented below:

	Stock Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
				(in thousands)
Balance at January 1, 2016	2,613,793	$13.75	5.22	617
Granted	—	$—	—
Exercised	(116,594)	$9.35	—
Forfeited or expired	(1,666)	$12.35	—
Balance at December 31, 2016	2,495,533	$13.96	4.35	5,729
Granted	—	$—	—
Exercised	(97,352)	$12.35	—
Forfeited or expired	—	$—	—
Balance at December 31, 2017	2,398,181	$14.02	3.43	10,671

As of December 31, 2017, 2,349,957 options were 100% vested with a weighted average exercise price of $14.04.  As of December 31, 2016, 2,324,059 options were 100% vested with a weighted average exercise price of $13.95. The total intrinsic value of options exercised during the years ended December 31, 2017, and 2016 was $0.5 million and $0.6 million, respectively. At December 31, 2017, the Company had approximately $0.1 million of total unrecognized compensation expense that will be recognized over a weighted average period of 0.71 years.  At December 31, 2016, the Company had approximately $0.5 million of total unrecognized compensation expense that will be recognized over a weighted average period of 1.09 years. The Company recorded compensation expense of $0.5 million, $0.8 million, and $1.7 million for the years ended December 31, 2017, 2016, and 2015, respectively, related to the vesting of these options.

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

During December 2016, the Company issued an aggregate of 19,420 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares vested over the 2017 calendar year and the Company expensed $0.3 million as compensation expense in selling, general, and administrative expenses within the consolidated statement of operations.

During December 2017, the Company issued an aggregate of 16,440 restricted shares of common stock in an equal number to each of the four independent members of the Board of Directors.  These shares will vest over the 2018 calendar year and the Company will expense these items as compensation expense during 2018.

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

Following is a summary of the Company’s segment information:

(Amounts in thousands)	For the year ended December 31,
	2017	2016	2015
Net sales
Siding, Fencing, and Stone	$970,198	$886,851	$840,118
Windows and Doors	1,086,105	1,024,993	999,608
	$2,056,303	$1,911,844	$1,839,726
Operating earnings (loss)
Siding, Fencing, and Stone	$146,753	$157,058	$134,654
Windows and Doors	56,435	43,579	18,195
Unallocated	(28,930)	(32,141)	(30,317)
	$174,258	$168,496	$122,532
Interest (income) expense, net
Siding, Fencing, and Stone	$(29)	$(16)	$(22)
Windows and Doors	(21)	(12)	(17)
Unallocated	69,333	72,710	74,858
	$69,283	$72,682	$74,819
Depreciation and amortization
Siding, Fencing, and Stone	$22,562	$25,723	$26,539
Windows and Doors	30,369	30,516	31,549
Unallocated	316	164	312
	$53,247	$56,403	$58,400
Income tax provision (benefit)
Unallocated	$46,654	$(51,995)	$(688)

Capital expenditures
Siding, Fencing, and Stone	$17,243	$16,472	$11,816
Windows and Doors	20,613	17,780	19,196
Unallocated	2,530	1,749	2,848
	$40,386	$36,001	$33,860

	As of December 31,
	2017	2016
Total assets
Siding, Fencing, and Stone	$728,502	$691,930
Windows and Doors	500,278	509,055
Unallocated	90,787	56,756
	$1,319,567	$1,257,741

Our Canadian subsidiaries, which had sales of approximately $223.4 million for the year ended December 31, 2017, represent the majority of our sales to foreign customers.  Other subsidiaries’ sales outside the United States are less than 1% of our total sales.

13.   RELATED PARTY TRANSACTIONS

During March 2015, the Company entered into new retention agreements with the Company's Chief Executive Officer and Chief Financial Officer for $3.0 million and $1.3 million, respectively. These retention agreements incentivize these individuals for three years and require the Company to make cumulative payments of $4.3 million on December 31, 2017 if both individuals remain employed in their current positions on that date. The Company paid these retention amounts during the year ended December 31, 2017. As of December 31, 2016, these retention payments were accrued at $2.8 million in accrued expenses and other long-term liabilities, respectively, in the Company's consolidated balance sheets.

In January 2018, the Company made an approximate $26.5 million payment to PG ITR Holdco, L.P. (the “Tax Receivable Entity”) for the Tax Receivable Agreement in satisfaction of the amount due on this agreement related to the 2016 activity. During the fourth quarter of 2016, the Company made an approximate $5.0 million payment to the Tax Receivable Entity for the Tax Receivable Agreement in satisfaction of the amount due on this agreement related to the 2015 activity. During the fourth quarter of 2015, the Company made an approximate $48,000 payment to the Tax Receivable Entity for the Tax Receivable Agreement in satisfaction of the amount due on this agreement related to the 2014 activity.

14.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations:

(Amounts in thousands, except per share data)	Quarter Ended December 31,		Quarter Ended September 30,		Quarter Ended July 1,	Quarter Ended April 1,
	2017		2017		2017	2017
Net sales	$516,858		$564,663		$544,767	$430,015

Gross profit	110,134		131,966		136,888	89,525

Net income (loss)	14,571	(2), (3)	27,534		29,859	(3,637)
Net income (loss) per share attributable to common shareholders:
Basic (1)	$0.21		$0.40		$0.44	$(0.05)
Diluted (1)	$0.21		$0.40		$0.43	$(0.05)

(Amounts in thousands, except per share data)	Quarter Ended December 31,		Quarter Ended October 1,		Quarter Ended July 2,	Quarter Ended April 2,
	2016		2016		2016	2016
Net sales	$462,293		$530,392		$510,545	$408,614

Gross profit	103,484		136,800		135,289	86,701

Net income (loss)	6,663	(4), (5)	54,755	(4)	41,646	(27,577)	(4)
Net income (loss) per share attributable to common shareholders:
Basic (1)	$0.10		$0.80		$0.61	$(0.40)
Diluted (1)	$0.10		$0.80		$0.61	$(0.40)

(1)
The sum of the quarterly per share amounts may not equal per share amounts reported for year-to-date periods. This is due to changes in the number of weighted average shares outstanding and the effects of rounding for each period.

(2)
The net income for the quarter ended December 31, 2017 includes an approximate $2.1 million loss on modification or extinguishment of debt.  See Note 5 Long-Term Debt for description of loss on debt modification and extinguishment.

(3)
The net income for the quarter ended December 31, 2017 includes a benefit of approximately $10.7 million for the TRA liability and a $4.3 million income tax expense related to the reduction in deferred tax assets, both due to the passage of the Tax Act in December 2017. See Note 10 Income Taxes for further description of these adjustments.

(4)
The net income for the quarters ended April 2, 2016, October 1, 2016 and December 31, 2016 include an approximate $2.4 million, $2.3 million, and $7.1 million, loss on modification or extinguishment of debt, respectively.  See Note 5 Long-Term Debt for description of loss on debt modification and extinguishment.

(5)
During the three months ended December 31, 2016, the Company recognized a $5.1 million income tax benefit from the discrete release of the deferred income tax valuation allowance.  See Note 10 Income Taxes for further description of the valuation allowance release.

15.     SUBSEQUENT EVENT

On January 31, 2018, the Company entered into the Merger Agreement with Parent and Merger Sub, each a wholly owned subsidiary of funds sponsored by CD&R. Pursuant to the Merger Agreement, subject to the satisfaction or waiver of specified conditions, Merger Sub will merge with and into the Company (the “Merger”), with Ply Gem Holdings surviving the Merger as a wholly owned subsidiary of Parent (the “Acquisition”).  At the Effective Time, each of the Company's issued and outstanding shares of common stock, par value $0.01 per share, will be cancelled and extinguished and converted into the right to receive $21.64 in cash, without interest (the “Merger Consideration”), less any applicable withholding taxes. The consummation of the Merger remains subject to customary closing conditions. As a result of the Merger, the Company will cease to be a publicly traded company.
On January 31, 2018, the date the Merger Agreement was executed, Ply Gem entered into transaction bonus letter agreements with each of its chief executive officer and chief financial officer, granting each a right to a one-time payment of $7.0 million and $1.8 million, respectively, subject to the consummation of the Merger (each bonus, a “Transaction Bonus”). Payment of each Transaction Bonus will be made within 30 days following the date of the closing of the Merger (the "Closing"), subject to each executive’s continued employment with Ply Gem through the date of the closing. If the executive’s employment is terminated prior to the date of the closing (x) by the executive following a material adverse change or (y) by Ply Gem without cause, the executive will remain eligible to receive a Transaction Bonus, paid within 30 days following the date of the Closing, subject to the executive’s execution of a release of claims. If the Closing does not occur by December 31, 2018, the transaction bonus letters will become void, and the executives will no longer be entitled to a Transaction Bonus.

16.   GUARANTOR/NON-GUARANTOR

The 6.50% Senior Notes were issued by our direct 100% owned subsidiary, Ply Gem Industries, and are fully and unconditionally guaranteed on a joint and several basis by the Company and certain of Ply Gem Industries’ 100% owned subsidiaries.  Ply Gem Industries is a 100% owned subsidiary of Ply Gem Holdings. Accordingly, the following guarantor and non-guarantor information is presented as of December 31, 2017 and December 31, 2016, and for the years ended December 31, 2017, 2016, and 2015.  The non-guarantor information presented represents our Canadian subsidiaries: Gienow and Mitten.

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2017
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,832,925	$223,378	$—	$2,056,303
Cost of products sold	—	—	1,419,980	167,810	—	1,587,790
Gross profit	—	—	412,945	55,568	—	468,513
Operating expenses:
Selling, general and
administrative expenses	—	28,930	196,622	47,432	—	272,984
Intercompany administrative
charges	—	—	37,437	3,999	(41,436)	—
Amortization of intangible assets	—	—	16,872	4,399	—	21,271
Total operating expenses	—	28,930	250,931	55,830	(41,436)	294,255
Operating earnings (loss)	—	(28,930)	162,014	(262)	41,436	174,258
Foreign currency gain	—	—	—	1,363	—	1,363
Intercompany interest	—	56,888	(52,995)	(3,893)	—	—
Interest expense	—	(69,361)	—	—	—	(69,361)
Interest income	—	28	27	23	—	78
Tax receivable agreement liability adjustment	—	10,749	—	—	—	10,749
Loss on modification or
extinguishment of debt	—	(2,106)	—	—	—	(2,106)
Intercompany administrative income	—	41,436	—	—	(41,436)	—
Income (loss) before equity in
subsidiaries' income	—	8,704	109,046	(2,769)	—	114,981
Equity in subsidiaries' income	68,327	59,623	—	—	(127,950)	—
Income (loss) before provision
(benefit) for income taxes	68,327	68,327	109,046	(2,769)	(127,950)	114,981
Provision (benefit) for income taxes	—	—	47,144	(490)	—	46,654
Net income (loss)	$68,327	$68,327	$61,902	$(2,279)	$(127,950)	$68,327

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	3,765	—	3,765
Unrealized loss on derivative instruments	—	—	—	(853)	—	(853)
Minimum pension liability for
actuarial gain	—	—	610	—	—	610
Total comprehensive income (loss)	$68,327	$68,327	$62,512	$633	$(127,950)	$71,849

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2016
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,713,112	$198,732	$—	$1,911,844
Cost of products sold	—	—	1,298,281	151,289	—	1,449,570
Gross profit	—	—	414,831	47,443	—	462,274
Operating expenses:
Selling, general and
administrative expenses	—	32,141	190,444	46,129	—	268,714
Intercompany administrative
charges	—	—	32,487	5,180	(37,667)	—
Amortization of intangible assets	—	—	20,707	4,357	—	25,064
Total operating expenses	—	32,141	243,638	55,666	(37,667)	293,778
Operating earnings (loss)	—	(32,141)	171,193	(8,223)	37,667	168,496
Foreign currency gain	—	—	—	299	—	299
Intercompany interest	—	63,716	(59,859)	(3,857)	—	—
Interest expense	—	(72,716)	—	(2)	—	(72,718)
Interest income	—	6	13	17	—	36
Tax receivable agreement liability adjustment	—	(60,874)	—	—	—	(60,874)
Loss on modification or
extinguishment of debt	—	(11,747)	—	—	—	(11,747)
Intercompany administrative income	—	37,667	—	—	(37,667)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(76,089)	111,347	(11,766)	—	23,492
Equity in subsidiaries' income (loss)	75,487	151,576	—	—	(227,063)	—
Income (loss) before
benefit for income taxes	75,487	75,487	111,347	(11,766)	(227,063)	23,492
Benefit for income taxes	—	—	(50,995)	(1,000)	—	(51,995)
Net income (loss)	$75,487	$75,487	$162,342	$(10,766)	$(227,063)	$75,487

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	2,950	—	2,950
Unrealized gain on derivative instruments	—	—	—	29	—	29
Minimum pension liability for
actuarial gain	—	—	295	—	—	295
Total comprehensive income (loss)	$75,487	$75,487	$162,637	$(7,787)	$(227,063)	$78,761

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
For the year ended December 31, 2015
	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
(Amounts in thousands)	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Net sales	$—	$—	$1,616,407	$223,319	$—	$1,839,726
Cost of products sold	—	—	1,249,887	170,127	—	1,420,014
Gross profit	—	—	366,520	53,192	—	419,712
Operating expenses:
Selling, general and
administrative expenses	—	30,317	189,477	52,080	—	271,874
Intercompany administrative
charges	—	—	28,704	5,943	(34,647)	—
Amortization of intangible assets	—	—	20,737	4,569	—	25,306
Total operating expenses	—	30,317	238,918	62,592	(34,647)	297,180
Operating earnings (loss)	—	(30,317)	127,602	(9,400)	34,647	122,532
Foreign currency loss	—	—	—	(3,166)	—	(3,166)
Intercompany interest	—	63,391	(59,641)	(3,750)	—	—
Interest expense	—	(74,863)	(4)	(9)	—	(74,876)
Interest income	—	5	28	24	—	57
Tax receivable agreement liability adjustment	—	(12,947)	—	—	—	(12,947)
Intercompany administrative income	—	34,647	—	—	(34,647)	—
Income (loss) before equity in
subsidiaries' income (loss)	—	(20,084)	67,985	(16,301)	—	31,600
Equity in subsidiaries' income (loss)	32,288	52,372	—	—	(84,660)	—
Income (loss) before benefit
for income taxes	32,288	32,288	67,985	(16,301)	(84,660)	31,600
Benefit for income taxes	—	—	(232)	(456)	—	(688)
Net income (loss)	$32,288	$32,288	$68,217	$(15,845)	$(84,660)	$32,288

Other comprehensive income (loss):
Foreign currency translation adjustments	—	—	—	(14,690)	—	(14,690)
Unrealized loss on derivative instruments	—	—	—	(465)	—	(465)
Minimum pension liability for
actuarial loss	—	—	(1,436)	—	—	(1,436)
Total comprehensive income (loss)	$32,288	$32,288	$66,781	$(31,000)	$(84,660)	$15,697

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2017
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
ASSETS	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Current Assets:
Cash and cash equivalents	$—	$65,451	$(12,905)	$18,870	$—	$71,416
Accounts receivable, net	—	—	222,847	26,686	—	249,533
Inventories:
Raw materials	—	—	72,688	6,642	—	79,330
Work in process	—	—	34,050	2,390	—	36,440
Finished goods	—	—	65,975	14,746	—	80,721
Total inventory	—	—	172,713	23,778	—	196,491
Prepaid expenses and other
current assets	—	19,741	22,905	3,254	—	45,900
Total current assets	—	85,192	405,560	72,588	—	563,340
Investments in subsidiaries	81,921	(212,967)	—	—	131,046	—
Property and Equipment, at cost:
Land	—	—	7,553	676	—	8,229
Buildings and improvements	—	518	63,058	4,429	—	68,005
Machinery and equipment	—	4,173	422,255	24,126	—	450,554
	—	4,691	492,866	29,231	—	526,788
Less accumulated depreciation	—	(981)	(337,546)	(13,729)	—	(352,256)
Total property and equipment, net	—	3,710	155,320	15,502	—	174,532
Other Assets:
Intangible assets, net	—	—	74,943	8,732	—	83,675
Goodwill	—	—	449,366	31,197	—	480,563
Deferred income taxes	—	—	10,523	—	—	10,523
Intercompany note receivable	—	1,139,073	—	—	(1,139,073)	—
Other	—	1,885	5,049	—	—	6,934
Total other assets	—	1,140,958	539,881	39,929	(1,139,073)	581,695
	$81,921	$1,016,893	$1,100,761	$128,019	$(1,008,027)	$1,319,567

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$—	$257	$69,439	$16,024	$—	$85,720
Accrued expenses	—	47,114	120,335	18,408	—	185,857
Current portion of payable to related
parties pursuant to tax receivable agreement	—	51,356	—	—	—	51,356
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	103,027	189,774	34,432	—	327,233
Deferred income taxes	—	—	—	1,530	—	1,530
Intercompany note payable	—	—	1,022,988	116,085	(1,139,073)	—
Long-term portion of payable to related
parties pursuant to tax receivable agreement	—	18,125	—	—	—	18,125
Other long-term liabilities	—	6,486	71,011	5,927	—	83,424
Long-term debt	—	807,334	—	—	—	807,334
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	685	685	—	—	(685)	685
Additional paid-in-capital	756,096	756,096	192,777	23,336	(972,209)	756,096
(Accumulated deficit) retained earnings	(645,090)	(645,090)	(360,720)	(38,591)	1,044,401	(645,090)
Accumulated other
comprehensive loss	(29,770)	(29,770)	(15,069)	(14,700)	59,539	(29,770)
Total stockholder's equity (deficit)	81,921	81,921	(183,012)	(29,955)	131,046	81,921
	$81,921	$1,016,893	$1,100,761	$128,019	$(1,008,027)	$1,319,567

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
ASSETS
Current Assets:
Cash and cash equivalents	$—	$50,035	$(10,918)	$12,480	$—	$51,597
Accounts receivable, net	—	—	189,983	19,936	—	209,919
Inventories:
Raw materials	—	—	63,829	5,810	—	69,639
Work in process	—	—	23,007	1,614	—	24,621
Finished goods	—	—	54,346	13,350	—	67,696
Total inventory	—	—	141,182	20,774	—	161,956
Prepaid expenses and other
current assets	—	1,276	21,940	3,634	—	26,850
Total current assets	—	51,311	342,187	56,824	—	450,322
Investments in subsidiaries	4,106	(231,236)	—	—	227,130	—
Property and Equipment, at cost:
Land	—	—	7,487	762	—	8,249
Buildings and improvements	—	510	63,000	4,441	—	67,951
Machinery and equipment	—	1,675	392,068	19,822	—	413,565
	—	2,185	462,555	25,025	—	489,765
Less accumulated depreciation	—	(665)	(312,759)	(10,785)	—	(324,209)
Total property and equipment, net	—	1,520	149,796	14,240	—	165,556
Other Assets:
Intangible assets, net	—	—	91,748	12,411	—	104,159
Goodwill	—	—	449,366	29,148	—	478,514
Deferred income taxes	—	—	50,347	—	—	50,347
Intercompany note receivable	—	1,135,073	—	—	(1,135,073)	—
Other	—	3,925	4,918	—	—	8,843
Total other assets	—	1,138,998	596,379	41,559	(1,135,073)	641,863
	$4,106	$960,593	$1,088,362	$112,623	$(907,943)	$1,257,741

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	—	$377	$64,206	$10,815	$—	$75,398
Accrued expenses	—	29,812	124,723	14,480	—	169,015
Current portion of payable to related
parties pursuant to tax receivable agreement	—	25,383	—	—	—	25,383
Current portion of long-term debt	—	4,300	—	—	—	4,300
Total current liabilities	—	59,872	188,929	25,295	—	274,096
Deferred income taxes	—	—	—	2,722	—	2,722
Intercompany note payable	—	—	1,026,657	108,416	(1,135,073)	—
Payable to related parties pursuant to
tax receivable agreement	—	54,336	—	—	—	54,336
Other long-term liabilities	—	6,193	74,835	5,367	—	86,395
Long-term debt	—	836,086	—	—	—	836,086
Commitments and contingencies
Stockholders' Equity (Deficit):
Preferred stock	—	—	—	—	—	—
Common stock	683	683	—	—	(683)	683
Additional paid-in-capital	751,452	751,452	236,242	26,464	(1,014,158)	751,452
Accumulated deficit	(714,737)	(714,737)	(422,622)	(36,312)	1,173,671	(714,737)
Accumulated other
comprehensive loss	(33,292)	(33,292)	(15,679)	(19,329)	68,300	(33,292)
Total stockholder's (deficit) equity	4,106	4,106	(202,059)	(29,177)	227,130	4,106
	$4,106	$960,593	$1,088,362	$112,623	$(907,943)	$1,257,741

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2017
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$68,327	$68,327	$61,902	$(2,279)	$(127,950)	$68,327
Adjustments to reconcile net income (loss)
to cash provided by (used in) operating activities:
Depreciation and amortization expense	—	316	45,892	7,039	—	53,247
Non-cash restructuring costs	—	—	1,321	—	—	1,321
Non-cash interest expense, net	—	14,044	—	—	—	14,044
Gain on foreign currency transactions	—	—	—	(1,363)	—	(1,363)
Non-cash litigation expense	—	650	—	—	—	650
Loss on modification or
extinguishment of debt	—	2,106	—	—	—	2,106
Stock based compensation	—	1,345	—	—	—	1,345
Deferred income taxes	—	—	40,951	(1,328)	—	39,623
Tax receivable agreement liability adjustment	—	(10,749)	—	—	—	(10,749)
Increase in tax uncertainty,
net of valuation allowance	—	—	604	—	—	604
Equity in subsidiaries' net income	(68,327)	(59,623)	—	—	127,950	—
Gain on sale of building	—	—	—	(1,880)	—	(1,880)
Other	—	—	(175)	—	—	(175)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(34,212)	(5,219)	—	(39,431)
Inventories	—	—	(32,989)	(1,494)	—	(34,483)
Prepaid expenses and other
current assets	—	(334)	(1,497)	(235)	—	(2,066)
Accounts payable	—	(120)	14,890	(4,297)	—	10,473
Accrued expenses	—	(4,762)	(985)	(2,703)	—	(8,450)
Cash payments on restructuring liabilities	—	—	(983)	—	—	(983)
Insurance proceeds in advance of settlement	—	8,725	—	—	—	8,725
Other	—	—	—	1,043	—	1,043
Net cash provided by
(used in) operating activities	—	19,925	94,719	(12,716)	—	101,928
Cash flows from investing
activities:
Capital expenditures	—	(2,530)	(34,687)	(3,169)	—	(40,386)
Proceeds from sale of assets	—	—	236	2,278	—	2,514
Net cash used in
investing activities	—	(2,530)	(34,451)	(891)	—	(37,872)
Cash flows from financing
activities:
Payments on long-term debt	—	(44,300)	—	—	—	(44,300)
Proceeds from intercompany
investment	—	42,304	(62,255)	19,951	—	—
Proceeds from exercises of employee stock options	—	1,203	—	—	—	1,203
Payments to tax authority for employee stock based compensation	—	(1,186)	—	—	—	(1,186)
Net cash provided by
(used in) financing activities	—	(1,979)	(62,255)	19,951	—	(44,283)
Impact of exchange rate movement
on cash	—	—	—	46	—	46
Net increase (decrease) in cash
and cash equivalents	—	15,416	(1,987)	6,390	—	19,819
Cash and cash equivalents at the
beginning of the period	—	50,035	(10,918)	12,480	—	51,597
Cash and cash equivalents at the end
of the period	$—	$65,451	$(12,905)	$18,870	$—	$71,416

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2016
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$75,487	$75,487	$162,342	$(10,766)	$(227,063)	$75,487
Adjustments to reconcile net income (loss)
to cash provided by operating activities:
Depreciation and amortization expense	—	164	49,484	6,755	—	56,403
Non-cash restructuring costs	—	—	—	427	—	427
Non-cash interest expense, net	—	13,710	—	—	—	13,710
Gain on foreign currency transactions	—	—	—	(299)	—	(299)
Non-cash litigation expense	—	—	1,875	—	—	1,875
Loss on modification or
extinguishment of debt	—	11,747	—	—	—	11,747
Stock based compensation	—	1,067	—	—	—	1,067
Deferred income taxes	—	—	(56,712)	(1,277)	—	(57,989)
Tax receivable agreement liability adjustment	—	60,874	—	—	—	60,874
Increase in tax uncertainty,
net of valuation allowance	—	—	1,059	—	—	1,059
Equity in subsidiaries' net income	(75,487)	(151,576)	—	—	227,063	—
Other	—	—	(190)	—	—	(190)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(18,122)	3,413	—	(14,709)
Inventories	—	—	(12,355)	813	—	(11,542)
Prepaid expenses and other
current assets	—	(28)	(3,166)	227	—	(2,967)
Accounts payable	—	142	(2,449)	3,252	—	945
Accrued expenses	—	201	8,253	583	—	9,037
Cash payments on restructuring liabilities	—	—	(112)	(428)	—	(540)
Other	—	—	—	647	—	647
Net cash provided by
operating activities	—	11,788	129,907	3,347	—	145,042
Cash flows from investing
activities:
Capital expenditures	—	(1,749)	(31,070)	(3,182)	—	(36,001)
Proceeds from sale of assets	—	—	55	128	—	183
Net cash used in
investing activities	—	(1,749)	(31,015)	(3,054)	—	(35,818)
Cash flows from financing
activities:
Payments on long-term debt	—	(164,300)	—	—	—	(164,300)
Proceeds from intercompany
investment	—	113,484	(104,866)	(8,618)	—	—
Proceeds from exercises of employee stock options	—	1,091	—	—	—	1,091
Cash payments on tax receivable agreement	—	(4,971)	—	—	—	(4,971)
Net cash used in
financing activities	—	(54,696)	(104,866)	(8,618)	—	(168,180)
Impact of exchange rate movement
on cash	—	—	—	1,128	—	1,128
Net decrease in cash
and cash equivalents	—	(44,657)	(5,974)	(7,197)	—	(57,828)
Cash and cash equivalents at the
beginning of the period	—	94,692	(4,944)	19,677	—	109,425
Cash and cash equivalents at the end
of the period	$—	$50,035	$(10,918)	$12,480	$—	$51,597

PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the year ended December 31, 2015
(Amounts in thousands)	Guarantor	Issuer		Non-
	Ply Gem	Ply Gem	Guarantor	Guarantor	Consolidating
	Holdings, Inc.	Industries, Inc.	Subsidiaries	Subsidiary	Adjustments	Consolidated
Cash flows from operating
activities:
Net income (loss)	$32,288	$32,288	$68,217	$(15,845)	$(84,660)	$32,288
Adjustments to reconcile net income
(loss) to cash provided by
operating activities:
Depreciation and amortization expense	—	312	51,079	7,009	—	58,400
Fair-value premium on purchased inventory	—	—	54	—	—	54
Non-cash restructuring costs	—	—	—	704	—	704
Non-cash interest expense, net	—	13,380	—	—	—	13,380
Loss on foreign currency transactions	—	—	—	3,166	—	3,166
Stock based compensation	—	1,960	—	—	—	1,960
Deferred income taxes	—	—	(3,612)	(1,289)	—	(4,901)
Tax receivable agreement liability adjustment	—	12,947	—	—	—	12,947
Reduction in tax uncertainty,
net of valuation allowance	—	—	(199)	—	—	(199)
Equity in subsidiaries' net income (loss)	(32,288)	(52,372)	—	—	84,660	—
Other	—	—	(28)	—	—	(28)
Changes in operating assets and
liabilities:
Accounts receivable, net	—	—	(10,949)	6,387	—	(4,562)
Inventories	—	—	27,963	1,958	—	29,921
Prepaid expenses and other
current assets	—	1,165	5,348	216	—	6,729
Accounts payable	—	(4)	(11,712)	1,153	—	(10,563)
Accrued expenses	—	1,682	2,452	(798)	—	3,336
Cash payments on restructuring liabilities	—	—	(201)	(1,444)	—	(1,645)
Other	—	—	(1,624)	—	—	(1,624)
Net cash provided by
operating activities	—	11,358	126,788	1,217	—	139,363
Cash flows from investing
activities:
Acquisitions, net of cash acquired	—	—	(21,000)	—	—	(21,000)
Capital expenditures	—	(2,848)	(28,181)	(2,831)	—	(33,860)
Proceeds from sale of assets	—	—	85	37	—	122
Net cash used in
investing activities	—	(2,848)	(49,096)	(2,794)	—	(54,738)
Cash flows from financing
activities:
Payments on long-term debt	—	(4,300)	—	—	—	(4,300)
Proceeds from intercompany
investment	—	66,189	(76,791)	10,602	—	—
Proceeds from exercises of employee stock options	—	2,198	—	—	—	2,198
Cash payments on tax receivable agreement	—	(48)	—	—	—	(48)
Debt issuance costs paid	—	(1,412)	—	—	—	(1,412)
Net cash provided by (used in)
financing activities	—	62,627	(76,791)	10,602	—	(3,562)
Impact of exchange rate movement
on cash	—	—	—	(4,800)	—	(4,800)
Net increase in cash
and cash equivalents	—	71,137	901	4,225	—	76,263
Cash and cash equivalents at the
beginning of the period	—	23,555	(5,845)	15,452	—	33,162
Cash and cash equivalents at the end
of the period	$—	$94,692	$(4,944)	$19,677	$—	$109,425

Item 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable

Item 9A.   CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of December 31, 2017 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission’s rules and forms and the information required to be disclosed by us is accumulated and communicated to our management to allow timely decisions regarding required disclosure. Management has concluded that the Company's consolidated financial statements for the periods covered by and included in this Annual Report on Form 10-K are fairly stated in all material respects in accordance with generally accepted accounting principles.

Management’s Report on Internal Control over Financial Reporting

Management of the Company (Ply Gem Holdings) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting, no matter how well designed, has inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control over financial reporting may vary over time. Under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), the Company’s management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 as required by Rule 13a-15(c) under the Exchange Act. In making this assessment, the Company’s management used the criteria set forth in the framework in the Internal Control - Integrated Framework ("2013 Framework") issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation conducted under the framework in “Internal Control-Integrated Framework,” the Company’s management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of
Ply Gem Holdings, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting
We have audited Ply Gem Holdings, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule II (collectively, the “consolidated financial statements”), and our report dated March 5, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Raleigh, North Carolina
March 5, 2018

Item 9B.   OTHER INFORMATION

Not Applicable

PART III

Item 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is contained under the following headings, "Corporate Governance", "Nominees for the Board of Directors", "Class II Directors", "Class III Directors", "Executive Officers", and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders (the “2018 Proxy Statement”), to be filed with the SEC not later than 120 days after the end of our fiscal year covered by this report pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, which is incorporated herein by reference. To the extent our 2018 Annual Meeting of Stockholders is delayed or canceled, the information required by this Item 10 will be filed in an amendment to this Annual Report on Form 10-K.

Item 11.     EXECUTIVE COMPENSATION

The information required by this Item 11 is contained under the heading “Executive Compensation” in our 2018 Proxy Statement, which is incorporated herein by reference. To the extent our 2018 Annual Meeting of Stockholders is delayed or canceled, the information required by this Item 10 will be filed in an amendment to this Annual Report on Form 10-K.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is contained under the headings “Security Ownership of Certain Beneficial Owners and Management” and "Securities Authorized for Issuance Under equity Compensation Plans" in our 2018 Proxy Statement, which is incorporated herein by reference. To the extent our 2018 Annual Meeting of Stockholders is delayed or canceled, the information required by this Item 10 will be filed in an amendment to this Annual Report on Form 10-K.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is contained under the headings “Certain Relationships and Related Party Transactions” and “Board of Directors and Committees” in our 2018 Proxy Statement, which is incorporated herein by reference. To the extent our 2018 Annual Meeting of Stockholders is delayed or canceled, the information required by this Item 10 will be filed in an amendment to this Annual Report on Form 10-K.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is contained under the headings “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” in our 2018 Proxy Statement, which is incorporated herein by reference. To the extent our 2018 Annual Meeting of Stockholders is delayed or canceled, the information required by this Item 10 will be filed in an amendment to this Annual Report on Form 10-K.

PART IV

Item 15.       EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as part of this report:

1. Consolidated Financial Statements

The list of consolidated financial statements and related notes, together with the report of KPMG LLP, appear in Part II, Item 8 “Financial Statements and Supplementary Data” of this Form 10-K and are hereby incorporated by reference.

2. Schedule II Valuation and Qualifying Accounts -	Page 115

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

2.3
Agreement and Plan of Merger, dated as of January 31, 2018, by and among Pisces Midco, Inc., Pisces Merger Sub, Inc. and Ply Gem Holdings, Inc. (incorporated by reference from Exhibit 2.1 to the Company's Form 8-K, dated February 1, 2018 (File No. 001-35930)).

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
Form of Performance Unit Award Agreement for Ply Gem Holdings, Inc. Long Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q dated November 6, 2017 (File No. 001-35930)).

10.6	*
Form of Restricted Unit Award Agreement for Ply Gem Holdings, Inc. Long Term Incentive Plan (incorporated by reference from Exhibit 10.9 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.7	*
Form of Restricted Stock Unit Award Agreement for Ply Gem Holdings, Inc. Long Term Incentive Plan (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q dated November 6, 2017 (File No. 001-35930)).

10.8	*
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

10.10	*	Letter to John C. Wayne, dated as of December 31, 2017, regarding Renewal of Amended and Restated Retention Agreement.
10.11	*
Amended and Restated Retention Agreement with John Buckley, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.21 to the Company's Form 10-K dated March 15, 2013 (File No. 333-114041-07)).

10.12	*	Letter to John Buckley, dated as of December 31, 2017, regarding Renewal of Amended and Restated Retention Agreement.
10.13	*
Amended and Restated Retention Agreement with David Schmoll, dated as of December 31, 2008 (incorporated by reference from Exhibit 10.20 to the Company's Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.14	*	Letter to David Schmoll, dated as of December 31, 2017, regarding Renewal of Amended and Restated Retention Agreement.
10.15	*	Employment Agreement with Gary E. Robinette, dated as of August 14, 2006. (incorporated by reference from Exhibit 10.2 to the Company’s Form 10-Q dated November 13, 2006 (File No. 333-114041-07)).
10.16	*
First Amendment to Employment Agreement with Gary E. Robinette, dated as of November 11, 2011(incorporated by reference from Exhibit 10.23 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.17	*	Retention Bonus Award letter to Gary E. Robinette, dated as of March 11, 2015 (incorporated by reference from Exhibit 10.16 to the Company’s Form 10-K dated March 13, 2015 (File No. 001-35930)).
10.18	*
Amended and Restated Retention Agreement with Shawn K. Poe, dated as of November 7, 2008 (incorporated by reference from Exhibit 10.1 to the Company’s Form 10-Q, dated November 10, 2008 (File No. 333-114041-07)).

10.19	*	Letter to Shawn K. Poe, dated as of December 31, 2017, regarding Renewal of Amended and Restated Retention Agreement.
10.20	*	Retention Bonus Award letter to Shawn K. Poe, dated as of March 11, 2015 (incorporated by reference from Exhibit 10.20 to the Company’s Form 10-K dated March 13, 2015 (File No. 001-35930)).
10.21	*
Repurchase Agreement, dated as of November 11, 2011, between Gary E. Robinette and Ply Gem Prime Holdings, Inc (incorporated by reference from Exhibit 10.30 to the Company’s Form 10-K dated March 16, 2012 (File No. 333-114041-07)).

10.22	*	Transaction bonus letter, dated January 31, 2018, between Gary E. Robinette and Ply Gem Holdings, Inc.
10.23	*	Transaction bonus letter, dated January 31, 2018, between Shawn K. Poe and Ply Gem Holdings, Inc.
10.24
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

10.29	Form of Indemnification Agreement (incorporated by reference from Exhibit 10.40 to Amendment No. 5 to the Company's Registration Statement on Form S-1, dated May 13, 2013 (File No. 333-167193)).
10.30
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

10.31
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

10.32
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

10.33
Credit Agreement, dated as of January 30, 2014, by and among Ply Gem Holdings, Inc., Ply Gem Industries, Inc., the Lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference from Exhibit 10.1 to the Company’s Form 8-K, dated January 30, 2014 (File No. 001-35930)).

10.34
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

101
The following financial statements from the Annual Report on Form 10-K for the fiscal year ended December 31, 2017, were formatted in XBRL (Extensible Business Reporting Language): (i) Consolidated Statements of Operations; (ii) Consolidated Statements of Comprehensive Income; (iii) Consolidated Balance Sheets; (iv) Consolidated Statements of Cash Flows; (v) Consolidated Statements of Stockholder's Equity (Deficit); and (vi) Notes to Consolidated Financial Statements.

* Management Agreement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)
Date: March 5, 2018

	By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Chairman of the Board

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gary E. Robinette	President, Chief Executive Officer, and Chairman of the Board	March 5, 2018
Gary E. Robinette	(Principal Executive Officer)

/s/ Shawn K. Poe	Executive Vice President, Chief Financial Officer,	March 5, 2018
Shawn K. Poe	and Secretary (Principal Financial and Accounting Officer)

/s/ Frederick J. Iseman	Lead Director	March 5, 2018
Frederick J. Iseman

/s/ Michael P. Haley	Director	March 5, 2018
Michael P. Haley

/s/ Jeffrey T. Barber	Director	March 5, 2018
Jeffrey T. Barber

/s/ Mary K. Rhinehart	Director	March 5, 2018
Mary K. Rhinehart

/s/ Janice E. Stipp	Director	March 5, 2018
Janice E. Stipp

/s/ Timothy T. Hall	Director	March 5, 2018
Timothy T. Hall

/s/ John Forbes	Director	March 5, 2018
John Forbes

/s/ Joost F. Thesseling	Director	March 5, 2018
Joost F. Thesseling

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
PLY GEM HOLDINGS, INC. AND SUBSIDIARIES
December 31, 2017

(Amounts in thousands)	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Uncollectible accounts written off, net of recoveries	Balance at End of Year
Year ended December 31, 2017
Allowance for doubtful accounts and sales allowances............	$2,663	$1,500	$—	$(1,026)	$3,137

Year ended December 31, 2016
Allowance for doubtful accounts and sales allowances............	$3,588	$573	$—	$(1,498)	$2,663

Year ended December 31, 2015
Allowance for doubtful accounts and sales allowances............	$4,164	$1,419	$19	$(2,014)	$3,588

See accompanying reports of independent registered public accounting firms.