Form 10-K/A
period 2017-12-31
PLY GEM HOLDINGS INC
filed 2018-04-27
CIK 1284807

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
The Company had no shares of common stock outstanding as of April 27, 2018.

Form 10-K/A

Explanatory Note

Ply Gem Holdings, Inc (the "Company") is filing this Amendment No. 1 to Annual Report on Form 10‑K/A (this “Amendment”) to amend the Annual Report on Form 10‑K for the fiscal year ended December 31, 2017 (File Number 001-35930) (the “Original Filing”), as filed by the Company with the Securities and Exchange Commission (the “SEC”), on March 5, 2018.
The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the Company’s definitive proxy statement for the Company’s 2018 Annual Meeting of Stockholders. The Company will not hold a 2018 Annual Meeting of Stockholders due to the merger transaction completed on April 12, 2018. The merger caused each of the Company's issued and outstanding shares of common stock, par value $0.01 per share, to be cancelled and extinguished and converted into the right to receive $21.64 in cash, thus, a 2018 Annual Meeting of Stockholders was no longer necessary. This Amendment hereby amends and restates Part III (Items 10 through 14) of the Original Filing, as set forth below. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10‑K, which permits the information required by Part III of Form 10‑K to be incorporated by reference in the Form 10‑K from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the Company’s fiscal year.
In addition, as required by Rule 12b‑15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer, as required under Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, are filed as exhibits to this Amendment. The Company is amending and refiling Part IV of the Original Filing to reflect the inclusion of those certifications.
Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Amendment is not a representation that any statements contained in items of the Original Filing, other than Part III (Items 10 through 14) and Part IV are true or complete as of any date subsequent to the Original Filing. This Amendment should be read in conjunction with the Original Filing and the Company’s other filings with the SEC.

PART III

Item 10.       DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Composition of our Board

The Board consists of nine directors divided into three classes as described below. Each director will serve a three-year term with one class being elected at each year’s annual meeting of stockholders. Mr. Iseman and Mses. Rhinehart and Stipp currently serve as Class I directors (with a term expiring in 2020). Messrs. Barber, Hall, and Forbes currently serve as Class II directors (with a term expiring in 2018). Messrs. Haley, Robinette and Thesseling currently serve as Class III directors (with a term expiring in 2019). Each of our directors holds office until a successor is elected or qualified or until his earlier death, resignation, disqualification or removal. Vacancies and newly created directorships on the Board may be filled by the remaining directors.
Class I Directors
The following is information with respect to the business experience, qualifications and affiliations of our Class II directors below (with a term expiring in 2020):
Frederick J. Iseman

Since the Ply Gem acquisition in 2004, Frederick Iseman served as our Chairman of the Board through 2005. Following the 2015 Annual Meeting, Mr. Iseman stepped down as Chairman of the Board and now serves as the Lead Director of our Board. Mr. Iseman is currently Chairman and CEO of CI Capital Partners, a private equity firm which was founded by Mr. Iseman in 1993. Prior to establishing CI Capital Partners, Mr. Iseman founded Hambro-Iseman Capital Partners, a merchant banking firm. From 1988 to 1990, Mr. Iseman was a member of the Hambro International Venture Fund. Mr. Iseman is a former Chairman of the Board of Anteon International Corporation. Mr. Iseman graduated from Yale University with a BA in English Literature. Mr. Iseman is 65 years of age.

Mr. Iseman’s experience in the private equity field provides us with valuable insight regarding acquisitions, debt financings, equity financings and public market sentiment. In addition, Mr. Iseman’s experience with growing portfolio companies similar to the Company provides benchmarking and other industry tools pertinent to us. Mr. Iseman’s background and experiences qualify him to serve on the Board.
Mary K. Rhinehart

Mary K. Rhinehart was elected to our Board in May 2014. Ms. Rhinehart is Chairman, President and Chief Executive Officer of Johns Manville, a manufacturer and marketer of building and specialty products and a Berkshire Hathaway company. She was named President and Chief Executive Officer in November 2012, and added Chairman to her title in October 2014. She joined Johns Manville in 1979, and has held numerous leadership roles in most of Johns Manville’s businesses, including Chief Financial Officer, Corporate Treasurer, Corporate Controller, Vice President of Human Resources and Vice President and General Manager of a business unit. Ms. Rhinehart currently serves as a director of CoBiz Financial Inc., a financial services company, where she serves as chair of the audit committee. She also serves as a director of the University of Colorado Health Systems, where she serves as a member of the audit committee and chair of the finance committee. She is also a member of the Executive Committee of Harvard University’s Joint Center for Housing Studies. Ms. Rhinehart received a BS degree in Business cum laude from the University of Colorado at Boulder, and a MBA from the University of Denver. Ms. Rhinehart is 59 years of age.
Ms. Rhinehart has extensive experience as a financial expert, having served as the Chief Financial Officer of Johns Manville for several years. Ms. Rhinehart’s experience in her various positions in the building and specialty products industry, her education and experience in multiple business disciplines - including her strong financial background, global mergers and acquisitions experience, and her extensive board experience - provides the Board with relevant industry knowledge and experience to contribute to financial reporting considerations as well as evaluating certain strategic decisions.

Janice E. Stipp

In May 2014, Janice E. Stipp began serving on our Board. Ms. Stipp was the Senior Vice President, Chief Financial Officer, and Treasurer of Rogers Corporation through 2017, a global leader in engineered materials solutions. Prior to that, she was Executive Vice President, Chief Financial Officer, Treasurer and Secretary of Tecumseh Products, a global manufacturer of compressors and condensing units for the commercial refrigeration market. She has also served as Chief Financial Officer at Revestone Industries, Acument Global Technologies, and GDX Automotive. From 1984 to 1999, she worked for General Motors in a variety of financial roles, including Corporate Controller. Ms. Stipp currently serves as a director of Arkansas Best Corp., a freight transportation services and solutions provider, where she serves as chair of the audit committee. She also serves as the chair of the Michigan State University’s Accounting and Advisory Board. She graduated from Michigan State University in 1981 with a BA in Accounting, and received a MBA from Wayne State University in 1987. She received her CPA certification in 1983. Ms. Stipp is 58 years of age.
Ms. Stipp has over 35 years of financial and accounting experience, having served as the Chief Financial Officer of both public and private firms. The Company believes Ms. Stipp’s qualifications to serve as a director include her strong background in financial controls, auditing, accounting, acquisitions and treasury, her years of senior-level executive management, and her extensive experience working with boards of directors at several companies.

Class II Directors
The following is information with respect to the business experience, qualifications and affiliations of our Class II directors below (with a term expiring in 2018):
Jeffrey T. Barber

In January 2010, the Board approved the addition of Mr. Barber as a member of the Board. Mr. Barber is a certified public accountant who worked for PricewaterhouseCoopers LLP from 1977 to 2008 and served as Managing Partner of PricewaterhouseCoopers’ Raleigh, North Carolina office for 14 years. Mr. Barber is currently a Managing Director with Fennebresque & Co., a Charlotte, North Carolina based investment banking firm. In addition, Mr. Barber currently serves on the board of trustees, as well as chairman of the audit committee, of Blue Cross and Blue Shield of North Carolina and on the board of directors, as well as chairman of the audit committee, for PRA Health Sciences, Inc. Mr. Barber served as a director and chairman of the audit committee of SciQuest, Inc. from 2010 to 2016. Mr. Barber has a BS degree in accounting from the University of Kentucky. Mr. Barber is 65 years of age.

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

Timothy T. Hall
In December 2006, the Board approved the addition of Mr. Hall as a member of the Board. Mr. Hall is a Managing Director at CI Capital Partners and has been employed by CI Capital Partners since 2001. Prior to joining CI Capital Partners, Mr. Hall was a Vice President at FrontLine Capital and an Assistant Vice President at GE Equity. Mr. Hall has an MBA from Columbia Business School and a BS degree from Lehigh University. Mr. Hall is 49 years of age.

Mr. Hall’s experience with private equity markets provides the Board integral knowledge with respect to acquisitions, debt financings and equity financings.

John Forbes
John Forbes joined the Board in November 2015. Mr. Forbes is the Chief Operating Officer of CI Capital Partners, which he joined in 2014. Previously, Mr. Forbes was the Chief Operating Officer of Caxton Associates. In this role, Mr. Forbes oversaw treasury, fund accounting, corporate accounting, tax, legal, operations, IT, human resources and investor relations. Prior to joining Caxton Associates in 1989, Mr. Forbes held various roles at European American Bank, Fleet International Bank and Marine Midland Bank. Mr. Forbes has a MBA from Babson College and BA from Middlebury College. Mr. Forbes is 64 years of age.

Mr. Forbes’ experience with private equity markets provides the Board integral knowledge with respect to acquisitions, debt financings and equity financings.

Class III Directors
The following is information with respect to the business experience, qualifications and affiliations of our Class III directors below (with a term expiring in 2019):
Michael P. Haley
Mr. Haley has served as a director since January 2005. Mr. Haley joined MW Manufacturers Inc. in June 2001 as President and served in this capacity until being named Chairman in January 2005. Mr. Haley retired as Chairman of MW in June 2005. Prior to joining MW, Mr. Haley was the President of American of Martinsville (a subsidiary of La-Z-Boy Inc.) from 1994 until May 2001 and was President of Loewenstein Furniture Group from 1988 to 1994. From April 2006 to present, Mr. Haley has served as an advisor to Fenway Partners, a private equity firm. From 2008 to present, Mr. Haley has been a Managing Director of Fenway Resources, an affiliate of Fenway Partners. Mr. Haley was the Executive Chairman of Coach America from 2007 to 2010. In addition, Mr. Haley currently serves as a director of American National Bankshares, Inc., Stanley Furniture Company, Inc. and LifePoint Hospitals, Inc. Mr. Haley graduated from Roanoke College in 1973 with a Bachelor’s Degree in Business Administration. Mr. Haley is 67 years of age.
Mr. Haley’s industry experience and background with the Company provides the Board with relevant industry knowledge and expertise when evaluating certain strategic decisions.
Gary E. Robinette
Gary E. Robinette was appointed the Company's President and Chief Executive Officer in October 2006, at which time he was also elected to our Board. Mr. Robinette was elected Vice Chairman of the Board in May 2013 and was appointed Chairman of the Board in 2015, after the 2015 Annual Meeting. Prior to joining Ply Gem, Mr. Robinette served as Executive Vice President and COO at Stock Building Supply, formerly a Wolseley company, since September 1998, and was also a member of the Wolseley North American Management board of directors. Mr. Robinette held the position of President of Erb Lumber Inc., a Wolseley company, from 1993 to 1998 and served as Chief Financial Officer and Vice President of Carolina Holdings which was the predecessor company of Stock Building Supply. Mr. Robinette received a BS in accounting from Tiffin University and a MBA from Xavier University, where he is a member of the board of trustees. He is also a member of the Policy Advisory Board of Harvard University’s Joint Center for Housing Studies and serves on the board of directors for three companies sponsored by private equity firms. Mr. Robinette is 69 years of age.

Mr. Robinette’s 40 years of experience with building products and distribution companies provides the Board with relevant industry knowledge and expertise pertinent to the Company's industry. Throughout Mr. Robinette’s tenure with various building product companies, he has experienced the housing industry’s thriving growth, as well as a number of recessionary declines in the market. These experiences provide the Board with valuable insight regarding strategic decisions and the future direction and vision of the Company.
Joost F. Thesseling
Joost F. Thesseling joined the Board in November 2015. Mr. Thesseling is a Managing Director of CI Capital Partners, which he joined in May 2000. Previously, Mr. Thesseling worked at Engelhard Corporation, a Fortune 500 company active in specialty chemicals and precious metal trading. Prior to Engelhard, Mr. Thesseling was a Director in the Financial Advisory Services practice at PricewaterhouseCoopers LLP in both Europe and the United States. Mr. Thesseling received a BA in Economics and an MBA from the Erasmus University School of Economics in Rotterdam, the Netherlands. Mr. Thesseling is 48 years of age.
Mr. Thesseling’s experience with private equity markets provides the Board integral knowledge with respect to acquisitions, debt financings and equity financings.
EXECUTIVE OFFICERS
The current executive officers for the Company are set forth below:

Name	Age	Position
Gary E. Robinette	69	President, Chief Executive Officer, Chairman of the Board of Directors
Shawn K. Poe	56	Executive Vice President, Chief Financial Officer and Secretary
John C. Wayne	56	Executive Vice President, Chief Operating Officer
John L. Buckley	53	President, Siding Group
Arthur W. Steinhafel	49	President, U.S. Windows and Doors
David N. Schmoll	59	Senior Vice President, Human Resources
Timothy D. Johnson	43	Senior Vice President and General Counsel
Set forth below is certain additional information concerning the Company’s executive officers, including their respective positions with the Company and prior business experience (other than Mr. Robinette, for whom such information is provided above).
Shawn K. Poe
Since the Ply Gem acquisition, Mr. Poe has served as our Executive Vice President, Chief Financial Officer and Secretary. Mr. Poe was appointed Vice President of Finance of our siding and accessories subsidiaries in March 2000. Prior to joining the Company, Mr. Poe held the position of Corporate Controller and various other accounting positions at Nordyne, Inc., which he joined in 1990. In addition, Mr. Poe held various accounting positions with Federal Mogul Corporation from 1984 to 1990. Mr. Poe graduated from Southeast Missouri State University in 1984 with a BS in Accounting. Mr. Poe graduated from Fontbonne College in 1994 with an MBA.
John C. Wayne
Mr. Wayne was appointed Executive Vice President and Chief Operating Officer of the Company on June 1, 2012 after having served as President of our Siding, Fencing and Stone group since January of 2002. Mr. Wayne joined the Company in 1998, and prior to his appointment to President of our Siding, Fencing and Stone group had been Vice President of Sales and Marketing for our Variform and Napco siding and accessories subsidiaries. Prior to joining us, Mr. Wayne worked for Armstrong World Industries, Inc. from 1985 to 1998, holding a variety of sales management positions, including Vice President of Sales. Mr. Wayne served as the Chairman of the Vinyl Siding Institute, the Chairman of the VSI Code and Regulatory Committee, and Chairman of the VSI Board of Directors through December 2007 when his term ended. Mr. Wayne graduated from the University of Wisconsin in 1984 with a BBA in Finance and Marketing.
John L. Buckley
Mr. Buckley was appointed President of our Siding, Fencing and Stone group effective June 1, 2012. Mr. Buckley joined the Company in 1999, and prior to his appointment to President of our Siding, Fencing and Stone group had been Senior Vice President of Sales for our siding and accessories subsidiaries. Prior to joining us, Mr. Buckley worked for CertainTeed from 1991 to 1999, holding a variety of sales management positions. Mr. Buckley currently serves as the Chairman of the VSI Board of Directors and Chairman of the VSI Steering Committee and Primary Marketing Committee. Mr. Buckley received a BA in communications from the University of Michigan in 1986, and a MSA from Madonna University in 1991.
Arthur W. Steinhafel
Mr. Steinhafel was appointed President of U.S. Windows and Doors Group in August 2013. Mr. Steinhafel joined the Company in 2010, and prior to his appointment to President of the Company’s U.S. Window and Door group had been Senior Vice President of Sales for our U.S. Window and Door group. Prior to joining the Company, Mr. Steinhafel worked for Atrium Windows from 2008 to 2010 as President of the Central Region and for Peachtree Window Companies in various capacities from 1999 to 2007. Mr. Steinhafel received a BS in Industrial Technology from the University of Wisconsin-Stout in 1992.

David N. Schmoll
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
Timothy D. Johnson
Mr. Johnson joined the Company in June 2008 as Senior Vice President and General Counsel. Prior to joining the Company, he served as Vice President and Regional Counsel at Arysta LifeScience North America from 2006 to 2008. Previously, Mr. Johnson was an attorney with the law firms of Hunton & Williams from 2003 to 2006 and Wilson Sonsini Goodrich & Rosati from 2001 to 2003. Mr. Johnson received a BA in Biology from Taylor University in 1997, and a JD from Duke University School of Law in 2001.

CORPORATE GOVERNANCE
Code of Ethics and Corporate Governance Guidelines

We have adopted a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer and all other employees (“Code of Ethics”). We have also adopted corporate governance guidelines (“Guidelines”). The Code of Ethics and Guidelines are posted on our website at www.plygem.com. Any waiver or amendment to the Code of Ethics will be timely disclosed on our website. We also make these materials available in print to any stockholder upon request. The Board regularly reviews corporate governance developments and modifies the Code of Ethics and Guidelines as warranted.
Compliance and Ethics Hotline

We maintain a compliance and ethics hotline through which employees can report evidence of illegal or unethical behavior, or violations of the Code of Ethics. The compliance and ethics hotline is serviced by an independent company, is available seven days a week, 24 hours a day and can be accessed by individuals through a toll-free number. Employees can report concerns anonymously. We maintain a formal no retaliation policy that prohibits retaliation against, or discipline of, an employee who raises an ethical concern in good faith. This system documents the reporting person’s statement and transmits the information to the corporate oversight board. This board has the authority to conduct an investigation, research applicable policies, regulations, and statutes, and determine the appropriate action to resolve the reported item.

Item 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview
This compensation discussion describes the material elements of compensation of the Company’s executive officers who served as named executive officers during our fiscal year ended December 31, 2017. The individuals who served as the principal executive officer and principal financial officer during 2017, as well as the other individuals included in the Summary Compensation Table below, are referred to as the “named executive officers”. This compensation discussion focuses primarily on compensation awarded to, earned by, or paid to the named executive officers in 2017, as reflected in the following tables and related footnotes and narratives, but also describes compensation actions taken before or after 2017 to the extent that it enhances an understanding of the executive compensation disclosure.
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
Compensation Program Objectives and Philosophy
General Philosophy
Our compensation philosophy is designed to provide a total compensation package to our executive officers that is competitive within the building materials industry and enables us to attract, retain, and motivate the appropriate talent for long-term success. In determining whether the components of our compensation packages, including salary and target bonus percentages, are competitive within the industry, we conduct informal, internal reviews of other building materials companies that file public reports with the SEC to obtain a general understanding of such companies’ compensation practices. Previously, the Compensation Committee retained a compensation consultant in prior years to evaluate the total compensation packages for our executive officers. As a result of this compensation consultant’s analysis, the Chief Executive Officer’s and the Chief Financial Officer’s base salaries were adjusted to market rates effective January 2011. We utilized a compensation consultant during 2017. The compensation consultant evaluated our long-term compensation programs for our executive officers and assessed the adequacy of these programs compared to other public equity companies. The peer public companies evaluated by the consultant included but were not limited to Builders Firstsource, Owens Corning, USG Corporation, Lennox International, and Universal Forest. We may continue to utilize a compensation consultant in future periods as necessary. The compensation consultant did not perform any other services for the Company.
We believe that total compensation should be reflective of individual performance, which we evaluate based on the executive’s achievement of individual performance targets, such as increasing operational efficiencies and successfully meeting budget, product development, and customer-focused initiatives, but should also vary with our performance in achieving financial and non-financial objectives, thus rewarding the attainment of these objectives. We align compensation levels commensurate with responsibilities and experience of the respective executive officers. We balance these compensation levels with our risk-management policies to mitigate any conflicts of interest. We also weight executive officers’ base salaries, incentive amounts, and equity awards in a manner intended to minimize risk-taking incentives that could have a detrimental effect on us.
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

Our President and Chief Executive Officer, Gary E. Robinette, reviews the base salaries for our named executive officers, other than his own, each year with any recommended increases being based on our overall performance as well as each individual’s performance and responsibilities, which we believe to be consistent with our philosophy of rewarding both strong individual and Company performance. After this review, any salary increases for the executive officers (other than Mr. Robinette) are recommended by Mr. Robinette to our Compensation Committee and Board for approval. The base salary for Mr. Robinette is determined by the Compensation Committee of our Board, but will not be less than $530,000 per year.

•	Annual cash incentive awards
In general.  We provide the opportunity for our named executive officers to earn an annual cash incentive award based upon our performance as well as each executive’s individual performance. We provide this opportunity to attract and retain an appropriate caliber of talent for these positions and to motivate executives to achieve our financial goals. We believe that providing these annual incentives is consistent with our objective of providing compensation that varies with our performance in achieving financial and non-financial objectives.
2017 target award opportunities.  For 2017, a target bonus was established for each named executive officer, and the amount of the bonus earned was based on the Company’s meeting or exceeding the performance metrics established by the Compensation Committee, which were assigned different weights as described below. The percentage of an executive’s target bonus to be earned depended on the percentage of each target performance metric achieved based on a schedule established by the Compensation Committee. For each component of the bonus formula, achievement of 100% of the target would have resulted in earning 100% of the portion of the executive’s target bonus that is based on that metric. A maximum level of achievement was established for each performance metric, and achievement at or above the maximum would have resulted in earning 150% of the portion of the executive’s target bonus that is based on that metric. A threshold level of performance was established for each metric, below which no portion of the executive’s target bonus that is based on that metric would have been earned. Achievement at the threshold for a given metric would have resulted in earning between 5% and 85%, varying by metric, of the portion of the executive’s target bonus that is based on that metric. In the event of achievement of a given metric between the threshold and the target, or between the target and the maximum, the percentage of the portion of the executive’s target bonus that is based on that metric was determined by linear interpolation from the threshold and the target, or the target and the maximum, as applicable, in accordance with the schedule established by the Compensation Committee. The weighting of each performance target by segment is described in the following table.

	Adjusted EBITDA	Consolidated Adjusted EBITDA	Market Share	Corporate Culture
Siding, Fencing, and Stone	80%	10%	10%	n/a
Windows and Doors	80%	n/a	10%	10%
Corporate	n/a	85%	n/a	15%
For 2017, the bonus opportunities for Messrs. Robinette, Wayne, and Poe were based on achievement of the Corporate metrics. For Mr. Buckley, the 2017 bonus opportunities were based on the Siding, Fencing, and Stone segment. For Mr. Steinhafel, the 2017 bonus opportunities were based on the Windows and Doors segment.
(i) Adjusted EBITDA targets (80% of total bonus for the Siding, Fencing, and Stone segment and the Windows and Doors segment) - For purposes of measuring annual cash incentives, we defined “adjusted EBITDA” as net income (loss) plus interest expense (net of interest income), provision (benefit) for income taxes, depreciation and amortization, non-cash foreign currency gain/(loss), non-cash loss on modification or extinguishment of debt, restructuring and integration expenses, acquisition costs, customer inventory buybacks, tax receivable liability adjustments, and litigation class action charges. We established adjusted EBITDA targets for the Siding, Fencing, and Stone and Windows and Doors segment personnel with a minimum level of adjusted EBITDA required before any target award is achieved. The following table sets forth the established threshold, target, and maximum adjusted EBITDA for the Siding, Fencing, and Stone and Windows and Doors segment, together with actual achievement and the resulting percentage earned for the applicable component of each executive’s bonus. Additionally, there is no payout with respect to this portion of the bonus if the segment's full year adjusted EBITDA is below $177.4 million and $53.5 million for the Siding, Fencing, and Stone and Windows and Doors segments, respectively. There is no payout with respect to this portion of the bonus if Ply Gem’s consolidated full year adjusted EBITDA is below $245.0 million. As Ply Gem's consolidated adjusted EBITDA for 2017 was $236.3 million this negatively impacted Windows and Doors bonus achievement level for this metric.

Siding, Fencing, and Stone
2017 Threshold	$ 177.4 million
2017 Target	$ 197.1 million
2017 Maximum	$ 216.9 million
2017 Actual	$ 170.9 million
Percentage of Bonus Component Earned	0%

Windows and Doors
2017 Threshold	$ 53.5 million
2017 Target	$ 59.4 million
2017 Maximum	$ 65.4 million
2017 Actual	$ 54.6 million
Percentage of Bonus Component Earned	0%

(ii) Consolidated Adjusted EBITDA (85% of total bonus for Corporate and 10% of total bonus for the Siding, Fencing, and Stone segment)  - Corporate had 85% of their total target bonus pool subject to consolidated adjusted EBITDA. The following table sets forth the established threshold, target, and maximum adjusted EBITDA as it related to the consolidated adjusted EBITDA results.  There is no payout with respect to this portion of the bonus if Ply Gem’s consolidated full year adjusted EBITDA is below $245.0 million.

Consolidated Adjusted EBITDA Thresholds
2017 Threshold	$ 245.0 million
2017 Target	$ 260.0 million
2017 Maximum	$ 275.0 million
2017 Actual	$ 236.3 million
Percentage of Bonus Component Earned	0%
(iii) Market share gain (10% of total bonus for the Siding, Fencing, and Stone segment and the Windows and Doors segment)  - The Siding, Fencing, and Stone segment and the Windows and Doors segment had 10% of their total target bonus pool based on market share gain. The following table sets forth the established threshold, target, and maximum market share amounts.  There is no payout with respect to this portion of the bonus if the Siding, Fencing, and Stone segment and the Windows and Doors segment did not achieve market share gains of at least $24.0 million and $15.8 million, respectively. There is no payout with respect to this portion of the bonus if Ply Gem’s consolidated full year adjusted EBITDA is below $245.0 million. As Ply Gem's consolidated adjusted EBITDA for 2017 was $236.3 million this negatively impacted Siding, Fence and Stone's bonus achievement level for this metric.

Siding, Fencing, and Stone
2017 Threshold	$ 24.0 million
2017 Target	$ 32.0 million
2017 Maximum	$ 48.0 million
2017 Actual	$ 28.2 million
Percentage of Bonus Component Earned	0%

Windows and Doors
2017 Threshold	$ 15.8 million
2017 Target	$ 21.0 million
2017 Maximum	$ 31.5 million
2017 Actual	($17.0 million)
Percentage of Bonus Component Earned	0%
(iv) Corporate Culture (10% of total bonus for the Windows and Doors segment, and 15% of total bonus for Corporate)  – The corporate culture portion of the bonus program is based on demonstrated commitment to the corporate strategy and culture through efforts to synergize processes and cost reduction. The measurement for this element of the bonus program is based on a grading scale of 1 through 5 and the actual performance is evaluated and determined by Ply Gem's Chief Executive Officer. There is no payout with respect to this portion of the bonus if Ply Gem’s consolidated full year adjusted EBITDA is below $245.0 million. The following table sets forth the established threshold, target and maximum grading scale basis for each applicable segment. As Ply Gem's consolidated adjusted EBITDA for 2017 was $236.3 million this negatively impacted the bonus achievement level for this metric.

Windows and Doors Segment	Corporate Culture Grading Scale Thresholds
2017 Threshold	Grade - 1
2017 Target	Grade - 3
2017 Maximum	Grade - 5
Percentage of Bonus Component Earned	0%

Corporate	Corporate Culture Grading Scale Thresholds
2017 Threshold	Grade - 1
2017 Target	Grade - 3
2017 Maximum	Grade - 5
Percentage of Bonus Component Earned	0%

The following table summarizes the percentage of target achieved with respect to each component of the executives’ bonuses based on actual 2017 performance and the total level of achievement for each segment.

	Siding, Fencing, and Stone	Windows and Doors	Corporate
Percentage of Target Bonus (EBITDA) (i)	—%	—%	n/a
Weight	80%	80%	n/a
Percentage of Target Bonus (Consolidated EBITDA) (ii)	—%	n/a	—%
Weight	10%	n/a	85%
Percentage of Target Bonus (Market Share) (iii)	—%	—%	n/a
Weight	10%	10%	n/a
Percentage of Target Bonus (Corporate Culture) (iv)	n/a	—%	—%
Weight	n/a	10%	15%
Total Weighted Achievement	—%	—%	—%

Depending upon each named executive officer’s responsibilities, a target award opportunity was established as a percentage of the individual officer’s base salary. The target cash incentive opportunity percentage of base salary for each individual officer is established based upon his position within the Company and is comparable to like positions within our Company. Prior to the beginning of the year, Mr. Robinette reviewed our annual cash incentive plans, the performance measures and resulting awards with our Compensation Committee and our Board. For the year ended December 31, 2017, annual target cash incentive opportunities for the named executive officers were 100% of base salary for Mr. Robinette and 75% of base salary for Messrs. Poe, Wayne, Buckley, and Steinhafel.

•	Perquisites and other personal benefits
In general.  We provide the opportunity for our named executive officers to receive certain perquisites and other personal benefits, including car allowances and Company-paid life insurance premiums. We provide these benefits as an additional useful benefit for our executives, and we believe that providing these benefits is essential to our ability to remain competitive in the general marketplace for attracting and retaining executive talent. For the year ended December 31, 2017, we provided personal benefits and perquisites, including car allowances and Company-paid life insurance premiums, to all of our named executive officers, as described below in the “—Summary Compensation Table.”

•	Equity awards
In general. We believe that it is vital to our Company to provide our named executive officers with the opportunity to hold an equity interest in our business. We believe that equity ownership among executives aligns management’s interests with those of stockholders and provides long-term incentives for the executives. Our named executive officers have a significant impact on the long-term performance of the Company, so this opportunity is intended to motivate them to improve the overall value of the business. Providing an equity component to our compensation program has allowed the executives to hold an ownership interest that has mirrored that held by non-employee investors in our Company and motivated and rewarded the executives for achieving financial objectives. We also believe that our management equity ownership structure promotes the retention of key management and that providing an equity component of compensation is consistent with our compensation objectives of rewarding executives through performance-based compensation and attracting and retaining an appropriate caliber of talent.
Stock options. Historically, we granted the named executive officers options to purchase shares of Ply Gem Prime Common Stock pursuant to the Ply Gem Prime Holdings, Inc. 2004 Stock Option Plan. In connection with the initial public offering and reorganization, options to purchase shares of Ply Gem Prime Common Stock were converted into options to purchase shares of our common stock with adjustments to the number of shares and the per share exercise prices to reflect the merger. The 2004 Stock Option Plan expired with respect to the ability to grant new awards as of February 12, 2014.

Long-term incentive plan (“LTIP”)
The Company maintains the LTIP, a long-term incentive plan, for certain employees including our named executive officers. Awards under the LTIP are granted at the discretion of the Compensation Committee to give the Company a competitive edge in attracting, retaining, and motivating employees, directors, and consultants and to provide the Company with a stock plan providing incentives directly related to increases in the Company’s stockholder value. The Compensation Committee administers the LTIP and has the authority to determine the terms and conditions of any agreements evidencing any awards granted under the LTIP. The Compensation Committee has full discretion to administer and interpret the LTIP, to adopt such rules, regulations, and procedures as it deems necessary or advisable and to determine (among other things) the time or times at which the awards may be exercised, and whether and under what circumstances an award may be exercised. The LTIP expires on December 8, 2020, and no further awards may be granted after the expiration of the term.
Under the LTIP, the Compensation Committee may grant awards of nonqualified stock options, incentive (qualified) stock options, stock appreciation rights, restricted stock awards, restricted stock units, stock bonus awards, performance compensation awards, or any combination of the foregoing.
In the event of a change in control (as defined in the LTIP), the Board, in its sole discretion, may provide that all outstanding options and equity issued under the LTIP will vest fully.
A combined cash and equity-based performance bonus program was implemented under the LTIP in 2011 to retain the named executive officers through the downturn in the housing market and ensure consistency with the executive team. The target bonus percentages were established at the following levels based on a review of broad-based third-party surveys, which allowed us to obtain an understanding of current compensation practices relating to long-term incentives for named executive officers in similar roles and with similar responsibilities:

Long-term incentive plan Target bonus percentage of base salary
Mr. Robinette	300%
Mr. Poe	200%
Mr. Wayne	200%
Mr. Buckley	150%
Mr. Steinhafel	150%
The program implemented under the LTIP has two separate components:
Performance bonus (50% of long-term incentive bonus) – The performance bonus component generally vests over a two-year period and can be paid in cash or stock. For the 2015 grants, the performance criterion is 100% of targeted adjusted EBITDA for the combined 2015 and 2016 fiscal years, as adjusted for any merger and acquisition activity during the applicable period. For the 2015 grants, the performance bonus portion of the LTIP was achieved as it relates to the combined 2015 and 2016 targeted adjusted EBITDA, as adjusted for applicable merger and acquisition activity, as shown in the following table:

	Performance Criterion	Performance Achievement
2015	$181.4 million	$182.4 million
2016	$225.0 million	$229.0 million
	$406.4 million	$411.4 million

For the 2016 grants, the performance bonus portion of the LTIP was not achieved. For the 2017 grants, the performance criterion is 50% of targeted adjusted EBITDA for the combined 2017 and 2018 fiscal years. The second 50% target is based on a return of invested capital ("ROIC") in the top one-half of the Company’s peer group (as selected by the Compensation Committee). ROIC is measured by operating earnings (less adjusted taxes) divided by the remainder of fixed assets, intangible assets, goodwill and current assets less current liabilities (excluding liabilities related to the tax receivable agreement) and cash. The peer group consists of eighteen companies, as approved by the Compensation Committee.
Restricted stock (50% of long-term incentive bonus) – The restricted stock component vests in December of the second full calendar year after the initial grant, subject to a grantee’s continued employed on each vesting date. In 2018, 2019 and 2020, an appropriate number of shares of restricted stock or common stock or cash will be provided to eligible participants, including named executive officers, equating to the 50% restricted stock component based on the fair value of the stock.
Employment Agreements and Retention Agreements
President and Chief Executive Officer
CEO Employment Agreement
In October 2006, Mr. Robinette joined the Company and was appointed as our President and Chief Executive Officer. In connection with such appointment, Mr. Robinette entered into an employment agreement with us, pursuant to which we have agreed to pay him an annual base salary of not less than $530,000 and which provides him an annual cash incentive target opportunity equal to 100% of base salary. The employment agreement’s initial term expired on November 11, 2014, but automatically renews for one-year terms on each anniversary thereafter. The employment agreement also provides severance benefits following certain terminations without “cause” or resignations following a “material adverse change,” which is described below under “--Post-Termination Severance” and “--Termination or Change in Control Arrangements for 2017.”
CEO Retention Agreement
During March 2015, the Company finalized a retention bonus agreement with Mr. Robinette for his continued services through December 31, 2017, on which date Mr. Robinette was entitled to receive a one-time, lump-sum cash bonus of $3,000,000. The retention bonus would have also been paid in full if Mr. Robinette was terminated without “cause,” resigned following a “material adverse change,” or retired with the consent of our Board, and a prorated portion would have also been paid if Mr. Robinette died or became disabled, in each case prior to December 31, 2017. The Board determined the bonus to be reasonable and a necessary amount to retain Mr. Robinette’s services and remain competitive in the marketplace for executive talent. We provided this retention opportunity to Mr. Robinette because his prior retention bonus agreement was paid out and we believe that Mr. Robinette’s experience and talent are necessary to guide us through the current residential housing cycle and repair and remodeling markets.
Chief Financial Officer
During March 2015, the Company finalized a retention bonus agreement with Mr. Poe for his continued services through December 31, 2017, at which point Mr. Poe was entitled to receive a one-time, lump-sum cash bonus of $1,250,000. The retention bonus would have also been paid in full if Mr. Poe was terminated without “cause” or resigned following a “material adverse change,” in either case, subject to his execution of a release of claims, and a prorated portion would have also been paid if Mr. Poe died or became disabled, in each case prior to December 31, 2017. The Board determined the bonus to be reasonable and a necessary amount to retain Mr. Poe’s services and remain competitive in the marketplace for executive talent. We provided this retention opportunity to Mr. Poe because his prior retention arrangement was paid out and we believe that Mr. Poe’s experience and talent remain necessary to guide us through the current residential housing and repair and remodeling markets.
The Company has also entered into a retention agreement with Mr. Poe, which provides severance benefits following certain terminations without “cause” or resignations following a “material adverse change” and which is described below under “--Post-Termination Severance” and “--Termination or Change in Control Arrangements for 2017.”
Other Named Executive Officers
The Company has also entered into retention agreements with Messrs. Wayne and Buckley, which provide severance benefits following certain terminations without “cause” or resignations following a “material adverse change” and which are described below under “--Post-Termination Severance” and “--Termination or Change in Control Arrangements for 2017.” These retention agreements are generally renewed for a one-year period on December 31 of each year, and were so renewed on December 31, 2017.

Post-Termination Severance
We provide the opportunity for certain of our named executive officers to be protected under the severance provisions contained within their retention agreements (and, for Mr. Robinette, his employment agreement), by providing salary continuation if employment is terminated under certain circumstances (for a period of two years for Mr. Robinette and one year for our other named executive officers). If the payment of severance to Mr. Robinette causes him to become subject to the golden parachute excise tax rules under Section 280G and 4999 of the Code, then we will pay him a gross-up amount so that after all taxes are paid on the gross-up, he will have enough funds remaining to pay the excise tax imposed on the severance payments. We provide this opportunity to attract and retain an appropriate caliber of talent for the position. These retention agreements and Mr. Robinette’s employment agreement were approved by our Compensation Committee and Board, and the terms of these agreements can be found in individual agreements that have been filed with the SEC. We believe that the terms of our retention agreements and of Mr. Robinette’s employment agreement are consistent with the provisions and benefit levels of other companies based upon our review of disclosures made by those companies with the SEC, which allowed us to obtain a general understanding of current compensation practices. We believe that the arrangements and benefits opportunity contained within our retention agreements and Mr. Robinette’s employment agreement are reasonable and allow us to remain competitive in the general marketplace for executive talent. These arrangements are described in detail in “--Termination or Change in Control Arrangements for 2017” below.
The following table shows information concerning the annual compensation during 2017 for services provided to us by our named executive officers.

Transaction Bonuses
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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards (2)	Option Awards ($)(3)	Non-equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Gary E. Robinette	2017	$885,000	$3,000,000	$1,275,000	$—	$98,077	$32,040	$5,290,117
President, Chief Executive Officer, & Chairman of the Board	2016	850,000	—	1,275,000	—	1,986,609	30,749	4,142,358
	2015	825,000	2,000,000	1,237,500	—	1,034,985	31,263	5,128,748

Shawn K. Poe	2017	450,000	1,250,000	432,600	—	33,277	32,046	2,197,923
Executive Vice President & Chief Financial Officer	2016	432,600	—	324,450	—	623,420	32,103	1,412,573
	2015	420,000	700,000	315,000	322,170	372,676	31,403	2,161,249

John C. Wayne	2017	560,000	—	543,711	—	41,824	35,715	1,181,250
Executive Vice President & Chief Operating Officer	2016	543,711	—	543,711	—	896,658	31,900	2,015,980
	2015	527,875	—	527,875	—	487,249	31,519	1,574,518

John L. Buckley	2017	360,000	—	260,981	—	20,075	35,949	677,005
President, Siding, Fencing and Stone	2016	347,975	—	260,981	—	541,156	28,306	1,178,418
	2015	337,840	—	253,380	—	341,241	28,658	961,119

Arthur W. Steinhafel	2017	390,000	—	260,981	—	20,075	305,810	976,866
President, U.S. Windows and Doors	2016	347,975	70,000	260,981	—	217,183	84,090	980,229
__________________________________________

(1)
The amounts in this column for 2017 represent retention bonus agreements entered into with Messrs. Robinette and Poe in March 2015. The amounts in this column for 2015 represent retention bonus agreements entered into with Messrs. Robinette and Poe during the year ended December 31, 2011. For 2016, Mr. Steinhafel was provided a nominal annual incentive compensation award at the discretion of the Chief Executive Officer in recognition of the improved performance of the Windows and Doors segment for 2016 and 2015.

(2)
The amounts in this column for 2017 represent the aggregate grant date fair value, computed in accordance with FASB Topic 718, of the restricted portion of the long-term incentive grants. At the end of the vesting period, restricted stock units rather than a fixed dollar amount will be awarded to the individual. The grant date fair value in 2017 was $17.80 per share. The amounts in this column for 2016 and 2015 represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of the restricted stock portion of the long-term incentive plan grants. At the end of the vesting period, restricted stock or cash will be provided in an amount equal to the fixed dollar value of the grant, with the number of shares determined based on the fair value of the restricted stock on the payment date. This long term incentive plan is described in the “General Philosophy” section above.

(3)
For the year ended December 31, 2015, the amounts in this column represent the aggregate grant date fair value of awards computed in accordance with FASB ASC Topic 718 made during each respective year. Refer to Note 11 to the consolidated financial statements for a discussion of the assumptions made in the valuation.

(4)
The amounts in this column represent performance-based cash bonuses earned for services rendered during 2017, 2016, and 2015. These incentive bonuses are described in the “Compensation Discussion and Analysis—Annual Cash Incentive Awards” section above. For the 2015 LTIP grants, the performance bonus portion of the LTIP was achieved as it relates to the 2016 and 2015 targeted EBITDA and that award was earned in full as of December 31, 2016 and the portion earned in 2016 is included in this column. The amounts in this column with respect to 2017 consist of performance LTIP value earned through December 31, 2017.

(5)	The amounts in this column with respect to 2017 consist of the following items for each named executive officer shown below:

(a)	Gary E. Robinette: $18,480 car allowance, $5,460 insurance premiums, and $8,100 company 401(k) contributions.

(b)	Shawn K. Poe: $14,400 car allowance, $9,546 insurance premiums, and $8,100 company 401(k) contributions.

(c)	John C. Wayne: $16,200 car allowance, $12,765 insurance premiums, and $6,750 company 401(k) contributions.

(d)	John L. Buckley: $14,400 car allowance, $13,449 insurance premiums, and $8,100 company 401(k) contributions.

(e)	Arthur W. Steinhafel: $14,400 car allowance, $12,581 insurance premiums, $272,066 relocation expenses, and $6,763 company 401(k) contributions.

Grants of Plan-Based Awards for 2017

			Estimated Future Payouts Under Non-equity Incentive Plan Awards(1)		All Other Stock Awards(2)
Name	Award	Grant Date	Target	Maximum

Gary E. Robinette	Long-term incentive plan	December 1, 2017	$1,275,000	$—	$1,275,000
	Annual incentive plan	N/A	885,000	1,327,500	—

Shawn K. Poe	Long-term incentive plan	December 1, 2017	432,600	—	432,600
	Annual incentive plan	N/A	337,500	506,250	—

John C. Wayne	Long-term incentive plan	December 1, 2017	543,711	—	543,711
	Annual incentive plan	N/A	420,000	630,000	—

John L. Buckley	Long-term incentive plan	December 1, 2017	260,981	—	260,981
	Annual incentive plan	N/A	270,000	405,000	—

Arthur W. Steinhafel	Long-term incentive plan	December 1, 2017	260,981	—	260,981
	Annual incentive plan	N/A	292,500	438,750	—

(1)
These amounts represent the target payout amounts for the performance portion of the LTIP awards and the target and maximum payouts for the annual cash incentive award granted to each named executive officer in 2017.

(2)
These amounts represent the restricted stock portion of the LTIP grant for each named executive officer, which vests after three years. The amounts in this column for 2017 represent the aggregate grant date fair value, computed in accordance with FASB Topic 718, of the restricted portion of the long-term incentive grants. At the end of the vesting period, restricted stock units will be awarded to the individual rather than a fixed dollar amount. The grant date fair value in 2017 was $17.80 per share.

Outstanding Equity Awards at Fiscal Year-End for 2017

Name	Number of securities underlying unexercised options (#) exercisable(1)	Number of securities underlying unexercised options (#) unexercisable (1)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)(2)	Market value of shares or units of stock that have not vested ($)(3)

Gary E. Robinette	31,850	—	$12.35	October 1, 2018	207,441	$3,837,659
	77,713	—	$12.35	April 28, 2020	—	—
	971,420	—	$15.44	November 11, 2021	—	—
Shawn K. Poe	64,761	—	$12.35	April 28, 2020	58,869	1,089,077
	10,000	—	$16.68	March 11, 2024	—	—
	13,334	6,666	$13.40	January 5, 2025	—	—
	16,667	8,333	$13.54	March 11, 2025	—	—
	13,334	6,666	$11.69	December 10, 2025	—	—
John C. Wayne	20,827	—	$12.35	October 1, 2018	88,470	1,636,695
	97,142	—	$12.35	December 5, 2018	—	—
	32,381	—	$15.44	December 11, 2022	—	—
	32,381	—	$16.68	March 11, 2024	—	—
John L. Buckley	12,953	—	$12.35	October 1, 2018	42,465	785,603
	16,190	—	$12.35	December 14, 2019	—	—
	51,809	—	$15.44	December 11, 2022	—	—
	53,966	—	$16.68	March 11, 2024	—	—
Arthur W. Steinhafel	58,285	—	$12.35	April 28, 2020	42,465	785,603
	32,381	—	$15.44	December 11, 2022	—	—
	7,200	—	$12.35	March 11, 2024	—	—
	6,667	3,333	$13.40	January 5, 2025	—	—
	6,667	3,333	$11.69	December 10, 2025	—	—

(1)
Each option becomes vested and exercisable with respect to 20% of the shares covered by the option on each of the first five anniversaries of the grant date, excluding Mr. Robinette’s November 2011 grant, which vested 25% on each of the following dates: July 2012, July 2013, July 2014, and July 2015; all grants in March 2014, January 2015, March 2015 and December 2015 vest ratably on each of the first three anniversaries of the grant date.

(2)
The stock awards set forth in this table represent restricted stock awards described in the “Long-term incentive plan” discussion above. The actual number of shares eligible to vest in 2018 and 2019 will be a number with an aggregate fair market value equal to the fixed dollar amount in the column to the immediate right, and the share numbers in this column were calculated by dividing that fixed number by $18.50, the fair market value of one share of our common stock as of December 31, 2017, for all grants prior to 2017. The actual number of shares eligible to vest in 2020 is based on a fixed number of shares as determined at the December 1, 2017 grant date based on the fair market value of the stock of $17.80 at that grant date.

(3)
The market value represents the fixed liability related to the long-term incentive plan to be settled in January 2018 and January 2019 with a variable amount of restricted stock or common stock based on the fair value of our stock at that time for those two grants. In addition the amounts in this column include the variable liability related to the December 1, 2017 long-term incentive plan award that will be settled in January 2020 which was calculated by taking the fixed number of shares awarded multiplied by the fair market value of the underlying shares at December 31, 2017 of $18.50 per share.

Option Exercises and Stock Vested in the Year Ended December 31, 2017

The table below provides information with respect to options that were exercised or stock awards that vested during 2017, as well as, the value realized on the exercise or vesting date.

	Options		Stock
	Number of Shares	Value Realized on	Number of Shares	Value Realized on
Name	Acquired on Exercise	Exercise	Acquired on Vesting	Vesting
Gary E. Robinette	—	$—	73,846	$1,200,000
Shawn K. Poe	9,734	42,830	18,462	300,000
John Wayne	—	—	31,538	512,500
Arthur W. Steinhafel	—	—	15,138	246,000
John L. Buckley	—	—	15,138	246,000

Termination or Change in Control Arrangements for 2017

Each of the named executive officers is entitled to certain cash payments and benefits in the event that his employment is terminated by the Company without “cause” or he resigns following a “material adverse change.” The following chart quantifies these payments and benefits:

Name	Years	Severance ($)(1)	Benefits ($)	Bonus ($)(2)	Total ($)
Employment Agreement:
Gary E. Robinette	2	$1,770,000	$5,460	$1,770,000	$3,545,460
Retention Agreements:
Shawn K. Poe	1	450,000	9,456	675,000	1,134,456
John C. Wayne	1	560,000	12,765	420,000	992,765
John L. Buckley	1	360,000	13,449	270,000	643,449

(1)
As described in the narrative below, the severance arrangement is payable over a two-year salary continuation period for Mr. Robinette and a one-year salary continuation period for the other named executive officers. Mr. Steinhafel did not have a retention agreement during 2017.

(2)
For Mr. Robinette, the amount in this column represents two times the target annual bonus for 2017 ($885,000). For Mr. Poe, this amount represents two times the target annual bonus for 2017 ($337,500). For Messrs. Wayne and Buckley the amounts in this column represent each executive’s target annual bonus for 2017.

Pursuant to the terms of the stock option and LTIP award agreements with our named executive officers, each of the named executive officers is entitled to certain accelerated vesting benefits in respect of his stock options and LTIP awards upon the occurrence of a change in control of the Company or certain other corporate transactions. Specifically, (i) for options issued under our 2004 Stock Option Plan, upon the occurrence of certain shareholder “liquidity events,” all or a portion of each executive’s stock options would vest to the extent necessary such that the vested percentage of such options would equal the percentage of shares that a holder of common stock would be permitted to sell in connection with such liquidity event, (ii) for options issued under the LTIP, upon a change in control of the Company, the Compensation Committee may, in its sole discretion, accelerate or cancel unvested options and cash out vested options, and (iii) upon a change in control of the Company, each executive’s awards subject to performance targets under the LTIP would vest and settle in full at the target amount of such awards. In the event that either such event had occurred as of December 31, 2017, the value of the executives’ awards subject to accelerated vesting (assuming that the Compensation Committee elects to accelerate and cash out all options outstanding under the LTIP), based on our closing share price of $18.50 as of such date, would have been (i) for Mr. Robinette, $0 in respect of his unvested stock options and $3,875,155 in respect of his LTIP awards; (ii) for Mr. Poe, $120,724 in respect of his unvested stock options and $1,206,674 in respect of his LTIP awards; (iii) for Mr. Wayne, $0 in respect of his stock options and $1,652,523 in respect of his LTIP awards; (iv) for Mr. Buckley, $0 in respect to his unvested stock options and $793,209 in respect of his LTIP awards; and (v) for Mr. Steinhafel, $39,696 in respect of his unvested stock options and $793,209 in respect of his LTIP awards.

In addition, upon a termination of employment by the Company without “cause,” by the executive following a “material adverse change,” or by reason of the executive’s death or disability, the executive would vest in a prorated portion of his LTIP awards at target, based on the number of days during the performance period in which the executive remained employed. In the event that a qualifying termination had occurred as of December 31, 2017, the value of the executives’ awards subject to accelerated vesting, based on our closing share price of $18.50 as of such date, would have been (i) for Mr. Robinette, $2,028,045; (ii) for Mr. Poe, $524,993; (iii) for Mr. Wayne, $864,995; (iv) for Mr. Buckley, $415,197; and (v) for Mr. Steinhafel, $415,197.
Mr. Robinette’s employment agreement and the retention agreements for each of Messrs. Wayne, Poe, and Buckley provide that the officer will receive certain cash payments and benefits if he is terminated without “cause” or resigns following a “material adverse change.” “Cause” means certain failures to perform duties after demand by the Board of Directors or failure to obey the Board or a senior executive of the Company, a material act of dishonesty in connection with executive duties, conviction of a felony or a fraudulent or dishonest misdemeanor, or a civil judgment for fraud.
“Material adverse change” is defined in Mr. Robinette’s employment agreement as an assignment of duties inconsistent with his position, reduction of salary or target bonus, or Company action that would deny him any material employee benefit without his consent. “Material adverse change” in the retention agreements for the other named executive officers is generally defined the same as in Mr. Robinette’s employment agreement; however, it does not include a reduction in target bonus, but does include a Company action that requires the executive be based more than 50 miles from his current office location, as well as any Company breach of any provision of the retention agreement.
To receive any payments or benefits in connection with a termination without “cause” or resignation following a “material adverse change,” the executive must release certain claims against the Company. In addition, the executive must comply with certain restrictive covenants, including a covenant not to compete with our business for two years following termination in the case of Mr. Robinette and one year following termination in the case of all other executives. The restrictive covenants also prohibit the executives from soliciting our employees for two years following termination in the case of Mr. Robinette and one year following termination in the case of all other executives. The covenants also prohibit disclosure of our confidential information and the making of disparaging statements about the Company and our people.
Mr. Robinette’s current employment agreement provides that he will receive an amount equal to two years of his base salary at the time of termination, paid over a two-year period, and continuation of medical and dental insurance benefit coverage paid over the two-year period following termination. In addition, Mr. Robinette is entitled to receive an amount equal to the sum of (i) two times his annual cash incentive bonus for the year of termination, based on actual performance, as though his employment had continued through the end of such year and (ii) a prorated bonus for the year of termination. The portion of the bonus described in (i) is payable in two equal installments on each of the dates that Mr. Robinette would have received his cash incentive bonus if he had remained employed with us through the end of the year of termination and the end of the year following termination, respectively, while the portion described in (ii) is payable in full on the date that an annual bonus would have otherwise been payable to Mr. Robinette had he remained employed with us through the end of the second year following his termination.
If the employment of Messrs. Wayne or Buckley is terminated during the year, the officer is eligible to receive an amount equal to one year of base salary at the rate at the time of termination, paid over a one-year period, plus a prorated portion of an amount equal to the lesser of the officer’s annual cash incentive award target or the actual cash incentive award that would have been paid under the incentive award plan had the officer been employed for the entire year of termination, paid in a lump sum at the same time annual bonuses are paid to other executives of the Company. Mr. Poe is entitled to receive an amount equal to one year of base salary at the rate at the time of termination, paid over a one-year period, plus an amount equal to the lesser of Mr. Poe’s annual cash incentive award target and actual cash incentive award that would have been paid under the incentive award plan had Mr. Poe been employed for the entire year of termination, payable as soon as practicable following the determination of such bonus, as well as a prorated bonus for the year of termination, based on actual performance and the number of days Mr. Poe remained employed during the year of termination, paid in a lump sum at the same as annual bonuses are paid to other executives. Messrs. Wayne, Poe, and Buckley are also eligible to receive continuation of medical and dental benefits for one year following termination of employment.
Mr. Poe may be eligible to receive severance in addition to that shown in the table above worth up to one additional year if, at the end of the 12-month period following his termination, he has not been able to obtain employment providing him with a salary of at least $300,000.

Director Compensation for 2017

Name	Fees earned or paid in cash ($)	Stock awards ($)(1)	Option awards ($)(2)	All other compensation ($)(3)	Total ($)
Frederick J. Iseman	$—	$—	$—	$—	$—
Michael P. Haley	87,500	75,000	—	—	162,500
Jeffrey T. Barber	85,000	75,000	—	—	160,000
Janice T. Stipp	80,000	75,000	—	—	155,000
Mary K. Rhinehart	82,500	75,000	—	—	157,500
Timothy T. Hall	—	—	—	—	—
John Forbes	—	—	—	—	—
Joost F. Thesseling	—	—	—	—	—

(1)
The amounts in this column represent the aggregate grant date fair value for each of the four awards issued in December 2017 to Messrs. Haley and Barber and Messes. Stipp and Rhinehart. Each of these four awards represent 4,110 restricted stock awards outstanding as of December 31, 2017.

(2)	As of December 31, 2017, Mr. Barber had 16,190 stock options outstanding.
The Director fees consist of annual amounts for participation on the Board as well as participation on the Compensation Committee, the Audit Committee, and the Nominating and Governance Committee for certain directors.
During December 2017, the Company issued an aggregate of 16,440 restricted shares of common stock in an equal number to each of the four independent members of the Board.  These shares will vest over the 2018 calendar year and the Company will expense these items as compensation expense during 2018.

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management, and based on the review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement and incorporated by reference into our annual report on Form 10-K for the fiscal year ended December 31, 2017.
Compensation Committee Members
Timothy T. Hall (Chair)
Mary K. Rhinehart
Michael P. Haley
Joost F. Thesseling

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Gary E. Robinette, President, Chief Executive Officer, and Chairman of the Board (the “CEO”):

For 2017, our last completed fiscal year:

•	the annual total compensation of the employee identified at median of our company (other than our CEO), was $37,128; and

•	the annual total compensation of the CEO for purposes of determining the CEO Pay Ratio was $5,290,117.

Based on this information, for 2017, the ratio of the annual total compensation of Mr. Robinette, our Chief Executive Officer, to the median of the annual total compensation of all employees was estimated to be 142 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows:

We determined that, as of December 31, 2017, our employee population consisted of 9,471 individuals globally. We selected December 31, 2017, which is within the last three months of 2017, as the date upon which we would identify the “median employee.” To identify the “median employee” from our employee population, we collected base salary, bonus, and any overtime paid during the 12-month period ending December 31, 2017. In making this determination, we annualized the compensation of all newly hired permanent employees during this period. We believe the use of base salaries plus target incentive bonus for all employees is a consistently applied compensation measure because we do not widely distribute annual equity awards to employees and because we believe that this measure reasonably reflects the total annual compensation of our employees.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth, as of April 11, 2018, information with respect to the beneficial ownership of our common stock by:

•	each of our directors and director nominees and each of the executive officers named in the Summary Compensation Table under “Executive Compensation Disclosure;”

•	each person who is known to be the beneficial owner of more than 5% of any class or series of our capital stock; and

•	all of our directors and executive officers as a group.
The amounts and percentages of common stock beneficially owned are reported on the basis of the regulations of the SEC governing the determination of beneficial ownership of securities. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of such security, or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Name and address of beneficial owner(1)	Number of Shares of Common Stock Beneficially Owned	Percent of Class
5% Stockholders
Caxton-Iseman (Ply Gem), L.P.(2)(3)(4)	9,985,631	14.5%
Caxton-Iseman (Ply Gem) II, L.P.(2)(3)(4)	35,709,612	51.9%
Directors, Nominees and Named Executive Officers
Frederick J. Iseman(2)(3)(5)	45,720,243	64.8%
Gary E. Robinette(6)	1,153,326	1.6%
Shawn K. Poe(7)	432,281	*
John C. Wayne(8)	262,182	*
John L. Buckley(9)	167,642	*
David N. Schmoll(10)	204,170	*
Arthur W. Steinhafel(11)	136,451	*
Michael P. Haley	124,041	*
Jeffrey T. Barber(12)	44,742	*
Timothy T. Hall	—	—
John Forbes	10,000	*
Joost F. Thesseling	—	—
Mary K. Rinehart	22,497	*
Janice E. Stipp	22,497	*
All Directors and Executive Officers as a Group (15 persons)(13)	48,403,687	68.6%

* Less than 1%.

(1)	Unless otherwise indicated, the address of each person listed in this table is c/o Ply Gem Holdings, Inc., 5020 Weston Parkway, Suite 400, Cary, North Carolina, 27513.

(2)
Under the terms of the Stockholders Agreement, the Pre-IPO Stockholders have agreed to vote their shares of common stock as directed by the CI Partnerships. As a result, the CI Partnerships and Mr. Iseman may be deemed to beneficially own 68.7% of our common stock. The CI Partnerships and Mr. Iseman disclaims beneficial ownership of any shares of common stock held by the other parties to the Stockholders Agreement. See “Corporate Governance--Certain Relationships and Related Party Transactions--Stockholders Agreement.”

(3)	Address is c/o CI Capital Partners LLC, 500 Park Avenue, New York, New York 10022.

(4)	Rajaconda Holdings, Inc. is the general partner of each of the CI Partnerships and is deemed to beneficially own the shares held by the CI Partnerships.

(5)
By virtue of his indirect control of the CI Partnerships, Mr. Iseman shares voting and investment power over the shares of our common stock held by the CI Partnerships and is deemed to beneficially own the shares of common stock held by those entities. Mr. Iseman disclaims beneficial ownership of the shares beneficially owned by the CI Partnerships except to the extent of his pecuniary interest therein.

(6)
Includes options to purchase 971,420 shares of common stock that are vested and exercisable or will become vested and exercisable within 60 days. Mr. Robinette disclaims beneficial ownership of any shares of common stock held by the other parties to the stockholders agreement. See “Corporate Governance--Certain Relationships and Related Party Transactions--Stockholders Agreement.”

(7)
Includes options to purchase 133,095 shares of common stock that are vested and exercisable or will become vested and exercisable within 60 days. Mr. Poe disclaims beneficial ownership of any shares of common stock held by the other parties to the stockholders agreement. See “Corporate Governance--Certain Relationships and Related Party Transactions--Stockholders Agreement.”

(8)
Includes options to purchase 182,731 shares of common stock that are vested and exercisable or will become vested and exercisable within 60 days. Mr. Wayne disclaims beneficial ownership of any shares of common stock held by the other parties to the stockholders agreement. See “Corporate Governance--Certain Relationships and Related Party Transactions--Stockholders Agreement.”

(9)
Includes options to purchase 121,965 shares of common stock that are vested and exercisable or will become vested and exercisable within 60 days. Mr. Buckley disclaims beneficial ownership of any shares of common stock held by the other parties to the stockholders agreement. See “Corporate Governance--Certain Relationships and Related Party Transactions--Stockholders Agreement.”

(10)
Includes options to purchase 195,960 shares of common stock that are vested and exercisable or will become vested and exercisable within 60 days. Mr. Schmoll disclaims beneficial ownership of any shares of common stock held by the other parties to the stockholders agreement. See “Corporate Governance--Certain Relationships and Related Party Transactions--Stockholders Agreement.”

(11)
Includes options to purchase 114,533 shares of common stock that are vested and exercisable or will become vested and exercisable within 60 days. Mr. Steinhafel disclaims beneficial ownership of any shares of common stock held by the other parties to the stockholders agreement. See “Corporate Governance--Certain Relationships and Related Party Transactions--Stockholders Agreement.”

(12)	Includes options to purchase 16,190 shares of common stock that are vested and exercisable or will become vested and exercisable within 60 days.

(13)	Includes options to purchase 1,820,370 shares of common stock that are vested and exercisable or will become vested and exercisable within 60 days.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act generally requires our directors, executive officers and persons who own more than 10% of our Common Stock to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. Directors, executive officers and greater than 10% stockholders are required by SEC rules to furnish us with copies of Section 16(a) forms they file. We believe that all of our directors, executive officers and greater than 10% beneficial owners complied with all filing requirements applicable to them in 2017.

Securities Authorized for Issuance under Equity Compensation Plans

The following table show the securities authorized for issuance under the Company’s equity compensation plans as of December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	2,398,181	$14.02	3,500,000
Equity compensation plans not approved by security holders	—	—	—
Total	2,398,181	$14.02	3,500,000

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Party Transactions

Stockholders Agreement
On May 22, 2013, the Company entered into a second amended and restated stockholders’ agreement (the “Stockholders Agreement”), by and among the Company, Ply Gem Prime Holdings, Inc. (“Ply Gem Prime,” which merged with and into the Company, with the Company being the surviving entity, prior to our initial public offering (the “IPO”)) and the Pre-IPO Stockholders, which included the CI Partnerships and certain of the Company’s members of management at the time of the IPO, including Messrs. Robinette, Poe, Wayne, Buckley, Schmoll, and Johnson. As described below, the Stockholders Agreement contains provisions related to stockholder voting, the composition of the Board and the committees of the Board, the Company’s corporate governance, restrictions on the transfer of shares of the Company’s capital stock and certain other provisions.

Voting Agreements
Under the Stockholders Agreement, each of the Pre-IPO Stockholders has agreed to vote all shares of the Company’s voting stock held by it as directed by the CI Partnerships (or if such partnerships are dissolved, their general partner) in any voting matter before the Company’s stockholders including, without limitation, elections of directors, amendments to the Company’s certificate of incorporation, approvals of mergers and other transactions or stockholder proposals, whether in an annual stockholder meeting, special stockholder meeting or an action by written consent.
Board and Committees
Under the Stockholders Agreement, the CI Partnerships (or if such partnerships are dissolved, their general partner) are entitled to nominate such number of directors to the Board (rounded up to the nearest whole number) equal to the percentage of the Common Stock beneficially owned by the Pre-IPO Stockholders (assuming the exercise or conversion of all outstanding options (whether vested or unvested) and convertible or exchangeable securities held by the Pre-IPO Stockholders).
The Stockholders Agreement also provides that the CI Partnerships (or if such partnerships are dissolved, their general partner) will be entitled to nominate such number of directors to the standing committees of the Board (other than the Audit Committee) (rounded up to the nearest whole number) equal to the percentage of Common Stock beneficially owned by the Pre-IPO Stockholders (assuming the exercise or conversion of all outstanding options (whether vested or unvested) and convertible or exchangeable securities held by the Pre-IPO Stockholders).
The Company’s Compensation Committee consists of four directors and the CI Partnerships have the right to designate three members of the Compensation Committee. The Compensation Committee members designated by the CI Partnerships are Messrs. Hall and Thesseling.
The Company’s Nominating and Governance Committee consists of four directors and the CI Partnerships have the right to designate three members of the Nominating and Governance Committee. The Nominating and Governance Committee members designated by the CI Partnerships are Messrs. Iseman, Hall and Forbes.
In the event that a vacancy is created on the Board or any committee thereof for any reason, the CI Partnerships (or if such partnerships are dissolved, their general partner) will have the right to designate a director or committee member to fill such vacancy to the extent the CI Partnerships (or if such partnerships are dissolved, their general partner) had the right to designate or nominate the director or committee member who created the vacancy. The right of the CI Partnerships to nominate any Board member or committee member will be subject to compliance with applicable federal and state securities laws and the rules of NYSE (or any securities exchange on which any of the Company’s equity securities may then be listed or admitted for trading) and, with respect to the Compensation Committee, subject to compliance with Section 162(m) of the Internal Revenue Code of 1986, as amended, to the extent that the Board elects to satisfy Section 162(m)’s outside directors requirements.
General Restrictions on Transfer
Subject to certain limited exceptions, no Pre-IPO Stockholder may transfer its shares of Common Stock (or stock options or other securities exercisable or convertible or exchangeable for shares of Common Stock), unless the transferee agrees to become a party to the Stockholders Agreement.

Other Provisions
The Stockholders Agreement requires the Company to deliver to the CI Partnerships (or if such partnerships are dissolved, their general partner) a copy of the Company’s unaudited monthly management report (including the Company’s unaudited consolidated balance sheet and income statement) as soon as it is available after the end of each monthly accounting period, a copy of the Company’s annual strategic plan and budget as soon as practicable following approval by the Board and such other information and data with respect to the Company as the CI Partnerships may reasonably request, subject to customary confidentiality provisions. In addition, the Company is required to give the CI Partnerships, their manager and their general partner and outside accountants, auditors, legal counsel and other authorized representatives or agents of such persons reasonable access to the Company’s books and records and all documents and information related to the Company’s properties, assets and business as they may reasonably request, including access to the Company’s properties and employees.
Under the Stockholders Agreement, the Company has agreed that until the CI Partnerships and certain related parties cease to beneficially own, in the aggregate, at least 15% of the Company’s outstanding Common Stock (assuming the exercise or conversion of all outstanding options (whether vested or unvested) and convertible or exchangeable securities held by the CI Partnerships and certain related parties) the Company will elect not to be governed by section 203 of the Delaware General Corporation Law. (However, the Certificate of Incorporation contains provisions that have the same effect as section 203 of the Delaware General Corporation Law, except that the CI Partnerships and their respective affiliates and successors and certain of their transferees as a result of private sales will not be subject to such restrictions.) The Company has also agreed that the doctrine of “corporate opportunity” will not apply with respect to the Company, to any of the CI Partnerships or certain related parties or any directors of the Company who are employees of the CI Partnerships or their affiliates.
Under the Stockholders Agreement, the Company has agreed to indemnify the CI Partnerships from any losses arising directly or indirectly out of the CI Partnerships actual, alleged or deemed control or ability to influence control of the Company or the actual or alleged act or omission of any director nominated by the CI Partnerships, including any act or omission in connection with the Offering.
Under the Stockholders Agreement, the Company has agreed to reimburse the CI Partnerships (or if such partnerships are dissolved, their general partner) for all reasonable out-of-pocket fees and expenses incurred in connection with the transactions contemplated by the Stockholders Agreement and the ongoing monitoring of their investments in the Company.
The Stockholders Agreement contains customary confidentiality agreements from the Pre-IPO Stockholders and covenants from certain members of the Company’s senior management party to the Stockholders Agreement, including Messrs. Robinette, Poe, Wayne, Buckley, Schmoll and Johnson (collectively, “Management Stockholders”), not to compete with the Company or solicit employees from the Company for a period of one year following termination of employment with the Company (whether such termination was voluntary or involuntary or with or without cause or good reason).
Termination
The Stockholders Agreement will terminate upon the earliest to occur of (i) an agreement among the Company, the CI Partnerships (or if such partnerships are dissolved, their general partner) and the other Pre-IPO Stockholders holding a majority of the voting stock held by the Pre-IPO Stockholders (other than the CI Partnerships and certain related parties) to terminate the Stockholders Agreement or (ii) as to any Pre-IPO Stockholder (with respect to any provisions other than the confidentiality, non-compete and non-solicitation provisions applicable to the Management Stockholders), if such Pre-IPO Stockholder no longer owns any shares of Common Stock (or stock options or other securities exercisable or convertible or exchangeable for shares of Common Stock) other than by reason of a transfer in violation of the Stockholders Agreement.
In addition, the voting agreement and the provisions relating to the right to nominate or designate directors and committee members will terminate at such time as the Pre-IPO Stockholders cease to beneficially own at least 15% of the Common Stock outstanding immediately prior to the consummation of the IPO (after giving effect to the Reorganization Merger) (assuming the exercise or conversion of all outstanding options (whether vested or unvested) and convertible or exchangeable securities held by the Pre-IPO Stockholders).

Registration Rights Agreement
On May 22, 2013, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with the Pre-IPO Stockholders. Subject to several exceptions, including the Company’s right to defer a demand registration under certain circumstances, the CI Partnerships (or if such partnerships are dissolved, their general partner) may require that the Company register for public resale under the Securities Act all shares of Common Stock that they request be registered at any time following the closing of the Offering so long as the securities being registered in each registration statement are reasonably expected to produce aggregate proceeds of at least $20.0 million. The Company will not be obligated to effectuate more than five demand registrations under the Registration Rights Agreement. If the Company becomes eligible to register the sale of its securities on Form S-3 under the Securities Act, the CI Partnerships (or if such partnerships are dissolved, their general partner) have the right to require the Company to register the sale of the Common Stock held by them on Form S-3, subject to offering size and other restrictions. The other Pre-IPO Stockholders are entitled to piggyback registration rights with respect to any registration request made by the CI Partnerships (or if such partnerships are dissolved, their general partner). If the registration requested by the CI Partnerships (or if such partnerships are dissolved, their general partner) is in the form of a firm underwritten offering, and if the managing underwriter of the offering determines that the number of securities to be offered would have a material adverse effect on the distribution or sales price of the shares of Common Stock in the offering, the number of shares included in the offering will be determined as follows:

•	first, shares offered by the Pre-IPO Stockholders who request to include their shares in the registration (pro rata, based on the number of registrable securities owned by such Pre-IPO Stockholders);

•
second, shares offered by any other stockholders (pro rata, based on the number of registrable securities owned by such stockholder) except to the extent any such holders have agreed under existing agreements to grant priority with regard to participation in such offering to any other holders of the Company’s securities; and

•	third, shares offered by us for our own account.
In addition, the Pre-IPO Stockholders have been granted piggyback rights on any registration for the Company’s account or the account of another stockholder. If the managing underwriter in an underwritten offering determines that the number of securities offered in a piggyback registration would have a material adverse effect on the distribution or sales price of the shares of Common Stock in the offering, the number of shares included in the offering will be determined as follows:

•
first, shares offered by the Company for its own account if the Company has initiated such registration or by any stockholders exercising demand rights with respect to such registration (pro rata, based on the number of registrable securities owned by the requesting stockholders);

•	second, shares offered by any of the Company’s other stockholders (including the Pre-IPO Stockholders) (pro rata, based on the number of registrable securities owned by such stockholder); and

•	third, shares offered by the Company for its own account if any stockholder initiated such registration by exercising demand rights.
In connection with the registrations described above, the Company will indemnify any selling stockholders and will bear all fees, costs and expenses (except underwriting discounts and selling commissions).
Tax Sharing Agreement
Prior to January 11, 2010, Ply Gem Prime was the common parent of an affiliated group of corporations that included Ply Gem Investment Holdings, Ply Gem Holdings, Ply Gem Industries and their subsidiaries. Ply Gem Prime elected to file consolidated federal income tax returns on behalf of the group. Accordingly, on February 24, 2006, Ply Gem Prime, Ply Gem Investment Holdings, Ply Gem Industries and Ply Gem Holdings entered into an Amended and Restated Tax Sharing Agreement, under which Ply Gem Investment Holdings, Ply Gem Industries and Ply Gem Holdings agreed to make payments to Ply Gem Prime. These payments will not be in excess of the tax liabilities of Ply Gem Investment Holdings, Ply Gem Industries, Ply Gem Holdings and their respective subsidiaries, if these tax liabilities had been computed on a stand-alone basis. On January 11, 2010, Ply Gem Investment Holdings was merged with and into Ply Gem Prime, with Ply Gem Prime being the surviving corporation. As a result, on March 17, 2011, we entered into a Second Amended and Restated Tax Sharing Agreement, effective as of January 11, 2010, so that the tax sharing agreement is among Ply Gem Prime, Ply Gem Holdings and Ply Gem Industries. In connection with the Reorganization Transactions, Ply Gem Prime merged with and into Ply Gem Holdings with Ply Gem Holdings being the surviving corporation. As a result, the Company entered into a Third Amended and Restated Tax Sharing Agreement on May 23, 2013 in connection with the Reorganization Transactions so that the tax sharing agreement is between Ply Gem Holdings and Ply Gem Industries.

Tax Receivable Agreement
In order to induce the stockholders of Ply Gem Prime to consent to the IPO and the related transactions, we entered into a tax receivable agreement with the Tax Receivable Entity (an entity controlled by an affiliate of the CI Partnerships). We entered into the tax receivable agreement because certain favorable tax attributes related to the period prior to this offering will be available to us. Specifically, we have substantial deferred tax assets related to NOLs for United States federal and state income tax purposes, which are available to offset future taxable income. The CI Partnerships and our stockholders from before the IPO believed that the value of these tax attributes should be considered in determining the value of our shares that were sold in the IPO. Since it was difficult to determine the present value of these attributes with certainty, the tax receivable agreement generally provides for the payment by us to the Tax Receivable Entity of 85% of the amount of cash savings, if any, in U.S. federal, state and local income tax that we actually realize in periods after the IPO as a result of (i) NOL carryovers from periods (or portions thereof) ending before January 1, 2013, (ii) deductible expenses attributable to the transactions related to the IPO and (iii) deductions related to imputed interest deemed to be paid by us as a result of or attributable to payments under this tax receivable agreement. We will retain the benefit of the remaining 15% of these tax savings.
The amount and timing of any payments under the tax receivable agreement will vary depending upon a number of factors, including the amount and timing of the taxable income we generate in the future and the tax law or federal rate then applicable, our use of NOL carryovers and the portion of our payments under the tax receivable agreement constituting imputed interest.
The payments we will be required to make under the tax receivable agreement could be substantial. We expect that, as a result of the amount of the NOL carryovers from prior periods (or portions thereof), assuming no material changes in the relevant tax law and that we earn sufficient taxable income to realize in full the potential tax benefit described above, future payments under the tax receivable agreement, in respect of the federal and state NOL carryovers, will not exceed approximately $79.4 million in the aggregate and would be paid within the next five to ten years, assuming that utilization of such tax attributes is not subject to limitation under Section 382 of the Code as the result of an “ownership change” (within the meaning of Section 382 of the Code) of Ply Gem Holdings. It is possible that future transactions or events could increase or decrease the actual tax benefits realized from these tax attributes and the corresponding tax receivable agreement payments. During the fourth quarter of 2016, the Company made an approximate $5.0 million payment to PG ITR Holdco, L.P. (the “Tax Receivable Entity”) for the Tax Receivable Agreement in satisfaction of the 2015 amount due on this agreement. There were no payments made for the Tax Receivable Agreement during the year ended December 31, 2017. We are currently unable to estimate the amount of payments under the tax receivable agreement in respect of deductible expenses attributable to the transactions related to this offering or deductions related to imputed interest deemed paid by us as a result of or attributable to payments under this tax receivable agreement. However, in no event are the total payments made under the tax receivable agreement expected to exceed $74.7 million.
In addition, although we are not aware of any issue that would cause the IRS to challenge the benefits arising under the tax receivable agreement, the Tax Receivable Entity will not reimburse us for any payments previously made if such benefits are subsequently disallowed, however, any excess payments made to the Tax Receivable Entity will be netted against payments otherwise to be made, if any, after our determination of such excess. As a result, in such circumstances, we could make payments under the tax receivable agreement that are greater than our actual cash tax savings and may not be able to recoup those payments, which could adversely affect our liquidity.
Finally, because we are a holding company with no operations of our own, our ability to make payments under the tax receivable agreement is dependent on the ability of our subsidiaries to make distributions to us. The senior secured asset-based credit facility, senior secured term loan facility and the indenture governing the 6.50% Senior Notes may restrict the ability of our subsidiaries to make distributions to us, which could affect our ability to make payments under the tax receivable agreement. To the extent that we are unable to make payments under the tax receivable agreement for any reason, such payments will be deferred and will accrue interest until paid, which could adversely affect our results of operations and could also affect our liquidity in periods in which such payments are made.
In addition, the tax receivable agreement provides that, upon certain mergers, asset sales, or other forms of business combinations or certain other changes of control, our or our successor’s obligations with respect to tax benefits would be based on certain assumptions, including that we or our successor would have sufficient taxable income to fully utilize the NOL carryovers covered by the tax receivable agreement. As a result, upon a change of control, we could be required to make payments under the tax receivable agreement that are greater than or less than the specified percentage of our actual cash tax savings.

Indemnification Arrangements
We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our charter documents. We believe that these provisions and agreements are necessary to attract qualified officers and directors. We purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Related Party Transactions Policies and Procedures
In connection with the IPO, we adopted a written Related Person Transactions Policy (the “policy”), which sets forth our policy with respect to the review, approval, ratification and disclosure of all related person transactions by our Audit Committee. In accordance with the policy, our Audit Committee has overall responsibility for the implementation and compliance with this policy.
For the purposes of the policy, a “related person transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we were, are or will be a participant and the amount involved exceeds $120,000 and in which any related person (as defined in the policy) had, has or will have a direct or indirect interest. A “related person transaction” does not include any employment relationship or transaction involving an executive officer and any related compensation resulting solely from that employment relationship which has been reviewed and approved by our Board or Compensation Committee.
Our policy requires that notice of a proposed related person transaction be provided to our legal department prior to entering into such transaction. If our legal department determines that such transaction is a related person transaction, the proposed transaction will be submitted to our Audit Committee for consideration at its next meeting. Under the policy, our Audit Committee may only approve those related person transactions that are in, or not inconsistent with, our best interests. In the event we become aware of a related person transaction that has not been previously reviewed, approved or ratified under our policy and that is ongoing or is completed, the transaction will be submitted to the Audit Committee so that it may determine whether to ratify, rescind or terminate the related person transaction.
Our policy also provides that the Audit Committee review certain previously approved or ratified related person transactions that are ongoing to determine whether the related person transaction remains in our best interests and the best interests of our stockholders. Additionally, we will also make periodic inquiries of directors and executive officers with respect to any potential related person transaction of which they may be a party or of which they may be aware.
Director Independence

The Board has adopted categorical standards for director independence. Under these standards, a director will not be considered independent if:

(1)	the director does not qualify as independent under Rule 303A.02(b) of the NYSE Listed Company Manual,

(2)	the director or an immediate family member is a partner of, or of counsel to, a law firm that performs substantial legal services for us on a regular basis, or

(3)	the director or an immediate family member is a partner, officer or employee of an investment bank or consulting firm that performs substantial services for us on a regular basis.
The Board does not consider the following relationships to be material relationships that would impair a director’s independence:

(1)
the director or an immediate family member is an executive officer of another company that does business with us and the annual sales to, or purchases from, us are less than 1% of the annual revenues of the company for which he or she serves as an executive officer,

(2)
the director or an immediate family member is an executive officer of another company which is indebted to us, or to which we are indebted, and the total amount of either company’s indebtedness to the other is less than 1% of the total consolidated assets of the company for which he or she serves as an executive officer and such indebtedness is not past due, or

(3)
the director or an immediate family member serves as an officer, director or trustee of a charitable organization, and our discretionary charitable contributions to the organization are less than 1% of its total annual charitable receipts (the Company’s automatic matching of employee charitable contributions will not be included in the amount of the Company’s contributions for this purpose).

The Board has determined that directors Messrs. Barber and Haley and Mses. Rhinehart and Stipp, meet our categorical standards for director independence and the applicable rules and regulations of the NYSE and federal securities laws regarding director independence.
Board Meetings and Attendance by Board Members

We expect each of our Board members to attend each meeting of the Board and of the committees on which he or she serves. During 2017, the Board met six times (including two times telephonically). In 2017, no member of the Board attended fewer than 75% of the aggregate of (i) the total number of meetings of the Board (held during the period for which he or she has been a director) and (ii) the number of meetings held by all committees of the Board (during the periods that he or she served on such committees). All of our then serving directors, and seven of our current directors, attended our 2017 Annual Meeting of Stockholders.

Board Leadership Structure

Gary E. Robinette currently serves as our President, CEO, and Chairman and Frederick J. Iseman currently serves as our Lead Director. The Board has determined that this is an effective leadership structure at the present time because the Board receives the benefit of Mr. Robinette’s intimate knowledge of the day-to-day operations of our business and his significant experience in the building products industry, while Mr. Iseman brings experience regarding acquisitions, debt financings, equity financings and public market sentiment. A substantial majority of our equity is controlled by affiliates of CI Capital Partners LLC, including Messrs. Iseman, Hall, Forbes and Thesseling (affiliates of CI Capital Partners LLC), who serve as our directors. Finally, the CI Partnerships hold a majority of our Common Stock.

Committees of the Board

We have standing Audit, Nominating and Governance and Compensation Committees. The Board committees are chaired by directors, each of whom reports to the Board on the activities and decisions made by their respective committees. The Board makes committee assignments and designates committee chairs based on a director’s knowledge and areas of expertise. We believe this structure helps facilitate efficient decision-making and communication among our directors and fosters efficient Board functioning at Board meetings. In line with our value of continuous improvement, the directors conduct an evaluation of the performance of the Board and each of the committees on an annual basis. We describe the current functions and members of each committee below. A more detailed description of the function, duties and responsibilities of the Audit, Nominating and Governance and Compensation Committees is included in each Committee’s charter available in the link entitled “Corporate Governance” located within the “Investor relations” tab of our website at www.plygem.com.
The table below provides current committee memberships and fiscal year 2017 committee meeting information:

Director	Audit(1)	Compensation(2)	Nominating and Governance(2)
Jeffry T. Barber	Chair(3)
Janice T. Stipp	Member		Member
Michael P. Haley	Member	Member	Member
Timothy T. Hall		Chair	Member
Frederick J. Iseman			Chair
Mary K. Rhinehart	Member	Member
John Forbes			Member
Joost F. Thesseling		Member
Gary E. Robinette
Total Committee Meetings	4	2	2
Actions by Written Consent	—	—	—

_________________________

(1)
The Board has determined that (A) all Audit Committee members are financially literate, and (B) each of the members meets the criteria for independence set forth in Rule 10A-3 under the Exchange Act and Section 303A of the NYSE Listed Company Manual.

(2)	We are not required to have independent Nominating and Governance and Compensation Committees because the Company is a “controlled company.”

(3)	Director is an “Audit Committee Financial Expert” as defined by SEC Rules and Regulations.
Audit Committee. Our Audit Committee recommends to the Board the appointment of our independent auditors, reviews and approves the scope of the annual audits of our financial statements, reviews our internal controls over financial reporting, reviews and approves any non-audit services performed by the independent auditors, reviews the findings and recommendations of the internal and independent auditors and periodically reviews major accounting policies.
The Audit Committee is currently comprised of Messrs. Barber and Haley and Mses. Stipp and Rhinehart. The Board has determined that Mr. Barber is qualified as the Audit Committee’s “financial expert” under the rules of the SEC implementing Section 407 of the Sarbanes-Oxley Act of 2002. Mr. Barber serves as the Audit Committee chairman.
Compensation Committee. Our Compensation Committee reviews our compensation philosophy and strategy and considers the material risks that face us in evaluating compensation, administers incentive compensation and stock option plans, reviews the CEO’s performance and compensation, reviews recommendations on compensation of other executive officers and reviews other special compensation matters, such as executive employment agreements. The Compensation Committee is currently comprised of Messrs. Hall, Thesseling and Haley and Ms. Rhinehart. Mr. Hall serves as the Compensation Committee chairman. The CI Partnerships' designees on the Compensation Committee are Messrs. Hall and Thesseling.
Compensation Committee Interlocks and Insider Participation. During 2017, none of the directors serving on our Compensation Committee has ever served as an officer or employee of the Company. During 2017, none of the members of the Compensation Committee had any relationship with the Company requiring disclosure under Item 404 of Regulation S-K. None of our executive officers served as a member of the Board or Compensation Committee, or similar committee, of any other company whose executive officer(s) served as a member of our Board or our Compensation Committee.
Nominating and Governance Committee. Subject to the rights of the CI Partnerships under the Stockholders Agreement, our Nominating and Governance Committee will select or recommend that the Board select candidates for election to our Board and develop and recommend to the Board corporate governance guidelines that are applicable to us and oversee Board and management evaluations. Messrs. Iseman, Hall, Forbes and Haley and Ms. Stipp are currently members of our Nominating and Governance Committee. Mr. Iseman serves as the Nominating and Governance Committee chairman. The CI Partnerships designees on the Nominating and Governance Committee are Messrs. Iseman, Hall and Forbes.

Item 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm
KPMG LLP has served as our principal independent registered public accounting firm since June 1, 2015, and Ernst & Young, LLP served as our principal independent registered public accounting firm until June 1, 2015.
Audit and Related Fees
The following table sets forth the aggregate fees billed to us by the independent registered public accounting firms, KPMG, LLP and Ernst & Young LLP, for services rendered during fiscal years 2017 and 2016.

	KPMG LLP	KPMG LLP	Ernst & Young LLP
(Amounts in thousands)	2017	2016	2016
Audit Fees (1)	$2,244	$2,211	$76
Audit-Related Fees (2)	—	—	—
Tax Fees (3)	—	—	—
All Other Fees	—	—	—
Total Fees	$2,244	$2,211	$76
_______________
(1) Audit fees consist of the aggregate fees billed for professional services rendered for: (i) the audit of our annual financial statements and internal control over financial reporting included in our Annual Report on Form 10-K and a review of financial statements included in our Quarterly Reports on Form 10-Q, (ii) the filing of our registration statements, (iii) comfort letter procedures on debt offerings, (iv) accounting consultations and (v) audit procedures for acquisitions.
(2) Audit-related fees consist primarily of fees paid for due diligence and accounting consultation.
(3) Tax fees consist primarily of fees paid for tax compliance and consultation.
Our audit committee has a policy to pre-approve all audit and non-audit services provided by our independent registered public accounting firm prior to the engagement of our independent registered public accounting firm each year with respect to such services. All of the services of KPMG LLP and Ernst & Young LLP for 2017 and 2016 described in the table above were pre-approved by the audit committee.

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLY GEM HOLDINGS, INC.
(Registrant)
Date: April 27, 2018

	By:	/s/ Gary E. Robinette
Gary E. Robinette
President, Chief Executive Officer, and Chairman of the Board